Form 10-Q
period 1994-03-31
CPB INC
filed 1994-05-16
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number 0-10777

CPB INC.
(Exact name of registrant as specified in its charter)

Hawaii                                          99-0212597
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


220 South King Street, Honolulu, Hawaii           96813
(Address of principal executive offices)        (Zip Code)

(808) 544-0500
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value, $1.25 Stated Value;

Outstanding at March 31, 1994 - 5,233,331 shares

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

   The financial statements listed below are filed as a part hereof.

       Page

   Consolidated Balance Sheets - March 31, 1994 and
       December 31, 1993
       F-1
   Consolidated Statements of Income - Three months ended
      March 31, 1994 and 1993
       F-2
   Consolidated Statements of Cash Flows - Three months ended
      March 31, 1994 and 1993
       F-3
   Notes to Consolidated Financial Statements
       F-4

Item 2.     Management's Discussion and Analysis of Financial
Condition
      and Results of Operations

Overview

   CPB Inc. (the "Company") posted first quarter 1994 net income of $3.126 million, decreasing by 22.6% from the $4.041 million earned in the first quarter of 1993.  Net income for the first quarter of
1994
reflected expenses of approximately $915,000 related to the Voluntary
Early Retirement Program (the "VERP") which was offered to qualified employees of Central Pacific Bank (the "Bank"), a wholly-owned, except for directors' qualifying shares, subsidiary of the Company (refer to
"Results of Operations -- Other Operating Expense"). Net income for the first quarter of 1993 included the recovery of $300,000, along with $185,000 of unaccrued interest, on a 1992 write-down of a mortgage-backed security and a nonrecurring credit of $208,000 resulting from the
Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As of March 31, 1994,
total assets of $1,326.0 million increased by $22.9 million or 1.8%, net loans of $913.7 million decreased by $14.9 million or 1.6%, and total deposits of $1,088.0 million increased by $9.7 million or 0.9% when compared with year-end 1993.

   The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                                                 Three Months Ended
March 31,
                                                      1994
1993

Annualized return on average assets
   Before cumulative effect of accounting change     0.97%
1.27%
   After cumulative effect of accounting change      0.97%
1.33%




                                                 Three Months Ended
March 31,
                                                      1994
1993

Annualized return on average stockholders' equity
   Before cumulative effect of accounting change    10.86%
14.96%
   After cumulative effect of accounting change     10.86%
15.77%

Earnings per share
   Before cumulative effect of accounting change     $0.60
$0.74
   After cumulative effect of accounting change      $0.60
$0.78

   The State of Hawaii's economy has demonstrated some signs of recovery in certain sectors during the first quarter of 1994. Total visitor count for March 1994 increased by 10.3% over March 1993. The increase in tourism activity, vital to the health of the state's economy, is attributed to a combination of increased consumer confidence brought on by the improvements in the U.S. economy, particularly in California, and the movement in the yen exchange rate which has made travel to the U.S.
more affordable. Likewise, home sales in the state increased by over
20% in both the single-family and condominium markets in March 1994 when compared to March 1993, with median prices remaining relatively stable over the past year. Although home sales and mortgage refinancings have been bolstered in recent years by the low level of mortgage interest rates, recent increases in interest rates will likely depress activity in these areas in the foreseeable future. Management is hopeful that the economic turnaround will continue; however, the positive impact of such recovery on loan and deposit growth has yet to be realized by the
Bank. Consequently, the results of operations of the Company for the remainder of 1994 will depend on the speed of economic recovery in the
State of Hawaii.

Results of Operations

Net Interest Income
   A comparison of net interest income for the three months ended
March
31, 1994 and 1993 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35% and 34%, respectively. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                                    Three Months Ended March 31,
                                         1994          1993
                                       (Dollars in thousands)

Interest income                       $22,563       $23,329
Interest expense                        7,168         8,170
   Net interest income                $15,395       $15,159

Net interest margin                     5.17%         5.44%

   Interest income decreased by $766,000 or 3.3% in the first quarter of
1994 as compared to the same period in 1993 due to the lower level of
interest rates in 1994.  Average interest earning assets of
$1,192.0
million for the three months ended March 31, 1994 increased by
$77.6
million or 7.0% over the first quarter of 1993. However, the yield on interest earning assets for the first quarter of 1994 as compared to the same period in 1993 decreased to 7.57% from 8.37%. The decrease in yield was primarily attributable to the decline in interest rates as well as a lower proportion of average loans outstanding, which generally provide higher yields, to average total interest earning assets. The decrease in the proportion of average loans outstanding to average total interest earning assets to 71.8% from 74.0% for the first quarter of
1994 and 1993, respectively, was the result of a decline in loan demand and, consequently, increased competition among lenders. This downward trend in loan demand is expected to continue through year-end 1994. The decrease in yield on interest earning assets was partially attributable to a recovery during the first quarter of 1993 of $185,000 of previously unaccrued interest on a single mortgage-backed security.

   Interest expense for the first three months of 1994 decreased by
$1.0
million or 12.3% as compared to the same period in 1993, also a result of the downward interest rate trend experienced in 1993. The rate on interest-bearing liabilities for the first quarter of 1994 as compared to the same period in 1993 decreased to 2.83% from 3.46%. Average interest-bearing liabilities of $1,013.3 million for the first quarter of 1994 increased by $68.4 million or 7.2% when compared to the first quarter of 1993.

   As a result, net interest income for the first quarter of 1994 increased by $236,000 or 1.6%. Net interest margin decreased during the same period due to the growth in interest earning assets which exceeded the rate of growth in net interest income. Fees on loans boosted net interest income in recent years due to an increase in mortgage originations, particularly refinancings, resulting from the low interest rate environment. Given the current interest rate environment which has experienced two 25-basis point increases in the target Federal funds rate during the first quarter of 1994, the Company anticipates a decline in loan demand and consequently a continued tightening of net interest margin for the remainder of 1994.

Provision for Loan Losses
   The amounts provided for loan losses are determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance to cover losses inherent in the loan portfolio. Such evaluation is based upon the Bank's loan loss experience and projections by loan category, the level and nature of current delinquencies and delinquency trends, the quality and loss potential of specific loans in the Bank's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, trends of loan growth and such other factors which, in Management's judgment, deserve recognition in the estimation of losses inherent in the Bank's loan portfolio.

   Provision for loan losses, loan charge-offs, recoveries, net loan charge-offs and the annualized ratio of net loan charge-offs to average loans and other real estate are set forth below for the periods indicated.

                                    Three Months Ended March 31,
                                          1994          1993
                                        (Dollars in thousands)

Provision for loan losses                 $825          $850

Loan charge-offs                          $158          $174
Recoveries                                  51            38
   Net loan charge-offs                   $107          $136

Annualized ratio of net loan
   charge-offs to average loans
   and other real estate                 0.05%         0.06%

   The provision for loan losses of $825,000 for the first quarter of
1994 decreased by 2.9% as compared to the same period in 1993 as a result of improvements in delinquency ratios. Net loan charge-offs of
$107,000 and $136,000 for the first three months of 1994 and 1993, respectively, when expressed as an annualized percentage of average total loans and other real estate, were 0.05% and 0.06%, respectively.
Consumer loans accounted for approximately 44% of loans charged off for the first three months of 1994. The balance of loans charged off consisted primarily of partial charge-offs of a commercial loan and a nonaccrual residential real estate loan. The allowance for loan losses expressed as a percentage of total loans was 1.92% and 1.81% at March
31, 1994 and December 31, 1993, respectively.

   Management believes that the allowance for loan losses at March
31,
1994 was adequate to absorb known and inherent risks in the portfolio.
However, no assurance can be given that economic conditions which may adversely affect the Bank's customers or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.

Nonperforming Assets
   The following table sets forth nonperforming assets and accruing loans which were delinquent for 90 days or more. There were no restructured loans at the dates indicated.

                                                        March 31,
 December 31,
                                                          1994
    1993
                                                         (Dollars
in thousands)

Nonaccrual loans                                        $ 3,376
    $ 4,477
Other real estate                                         2,641
      1,750
   Total nonperforming assets                             6,017
      6,227
Loans delinquent for 90 days or more                     11,035
     19,820
   Total nonperforming assets and loans
      delinquent for 90 days or more                    $17,052
    $26,047

Total nonperforming assets as a percentage of
   total loans and other real estate                      0.64%
      0.66%

Total nonperforming assets and loans delinquent
   for 90 days or more as a percentage of
   total loans and other real estate                      1.83%
      2.75%

   Nonaccrual loans and loans delinquent for 90 days or more at March
31, 1994 were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of
$3,376,000 were comprised of several loans, predominantly real estate loans, secured by residential or commercial real estate located in the
State of Hawaii. Other real estate of $2,641,000 at March 31, 1994 consisted of several residential properties acquired by the Bank through formal foreclosure proceedings. Loans delinquent for 90 days or more and still accruing interest totaled $11,035,000 at March 31, 1994, decreasing by $8,785,000 or 44.3% from year-end 1993. This decrease was due primarily to loans being paid in full or brought current by the borrowers. Management continues to closely monitor loan delinquencies and is increasing its efforts to determine the extent of loss exposure on these and all other loans. A continued decline in the general economic conditions may result in further increases in nonperforming assets, delinquencies and net loan charge-offs.

   In May 1993, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."
SFAS No. 114, effective for fiscal years beginning after December
15,
1994, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Early adoption of SFAS No.
114 is permitted, and restatement of previously-issued financial statements is prohibited. The Company has not determined whether to adopt SFAS No. 114 prior to the effective date and, accordingly, has not determined the impact of its application at this time.

Other Operating Income
   Total other operating income in the first quarter of 1994 of $2,784,000 decreased by $219,000 or 7.3% from the first quarter of 1993.
Other service charges and fees of $1,265,000 increased by $109,000
or
9.4% due primarily to an increase in commissions and fees earned on credit card accounts. Investment securities gains decreased by $292,000 from the first quarter of 1993 as a result of the Bank's recovery during the first quarter of 1993 of a $300,000 write-down of a mortgage-backed security recorded in 1992. During the first quarter of 1993, the full face value of the security was recovered, along with $185,000 of previously unaccrued interest.

Other Operating Expense
   Total other operating expense of $12,150,000 for the first quarter of
1994 increased by $1,178,000 or 10.7% over the first quarter of
1993.
Salaries and employee benefits of $6,946,000 increased by
$1,358,000 or
24.3% due primarily to costs incurred by the Bank relating to the
VERP.
During the first quarter of 1994, the Bank offered a special retirement
bonus to qualifying individuals who elected to retire by April 1,
1994.
The total cost of the VERP, which included the retirement bonus, accumulated vacation pay and related payroll taxes thereon, amounted to approximately $915,000, over half of which management expects to recoup
via lower salaries and employee benefits through the remainder of
1994.
The benefits from the VERP are also expected to enhance
profitability
into future years.  Salaries and employee benefits also increased during
the first quarter of 1994 due to increases in employees and general salary levels when compared with the same period in 1993. Other expense of $3,314,000 decreased by $288,000 or 8.0% as a result of a
$91,000
decrease in Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums and decreases in charitable contributions, supplies and other miscellaneous expenses.

Income Taxes

   The effective tax rate for the first quarter of 1994 and 1993 was
39.03% and 38.53%, respectively. The increase in effective rates during the current year is attributable largely to the increase in the U.S.
corporate federal income tax rate to 35% from 34%, which became effective during the third quarter of 1993.

Financial Condition

   Total assets at March 31, 1994 of $1,326.0 million increased by
$22.9
million or 1.8% over December 31, 1993. Interest-bearing deposits in other banks of $35.4 million increased by $30.4 million or 603.5%, while total loans of $931.6 decreased by $14.2 million or 1.5% during the quarter due to the decline in loan demand.

   Total deposits at March 31, 1994 of $1,088.0 million increased by
$9.7 million or 0.9% from year-end 1993, and securities sold under agreements to repurchase of $27.5 million increased by $18.3 million or
200.8% over that same period.  Noninterest-bearing deposits of
$163.9
million decreased by $16.4 million or 9.1%, while interest-bearing deposits of $924.1 million increased by $26.0 million or 2.9%.
Core
deposits (noninterest-bearing
demand, interest-bearing demand and savings deposits, and time deposits
under $100,000) at March 31, 1994 of $912.5 million increased by
$12.3
million or 1.4% during the first quarter of 1994. Increases in business and personal savings accounts totalling $19.0 million, or 6.0%, during the first quarter of 1994 contributed to the increase in core deposits.
Recent increases in the level of interest rates, which has produced losses and created uncertainty in the stock, bond and mutual funds markets, may reverse the trend of deposit outflows into those markets which was experienced in the past year.

   The increase in total assets and deposits is attributable, in part, to the acquisition of certain accounts of First Hawaiian Bank's Rice
Branch in February 1994. The Bank acquired approximately $2.7 million in loans and assumed over $10.8 million in deposits as a result of this transaction. These accounts are serviced by the Bank's existing Lihue
Branch to minimize incremental operating costs.

   Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (other than those accounted for under the equity method or as investments in consolidated subsidiaries) and all investments in debt securities. On January 1,
1994, the Company recorded net unrealized gains of $33,000 (before income taxes) on its portfolio of investment securities classified as available for sale due solely to the implementation of SFAS No.
115.  As
of March 31, 1994, net unrealized losses on investment securities amounted to $910,000 (before income taxes). The change in the valuation allowance resulted from the increase in market interest rates during the first quarter of 1994. Refer to "Notes to Consolidated Financial Statements," on Page F-4 for further discussion of SFAS No. 115 and its impact on the Company's financial position.

Capital Resources

   Stockholders' equity of $114.6 million at March 31, 1994 increased by
$1.5 million or 1.3% from December 31, 1993. Stockholders' equity at
March 31, 1994 included an unrealized loss on investment securities available for sale of $548,000 (net of income taxes) as a result of the
Company's implementation of SFAS No. 115 in the first quarter of 1994.
When expressed as a percentage of total assets, stockholders' equity was
8.65% and 8.69% at March 31, 1994 and December 31, 1993,
respectively.
On March 15, 1994, the Board of Directors declared a quarterly cash dividend of $0.22 per share, consistent with the first quarter of 1993.
Dividends declared in the first quarter of 1994 totalled $1,151,000 compared with $1,145,000 in the first quarter of 1993. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

   Regulations on capital adequacy guidelines adopted by the Federal
Reserve Board (the "FRB") and the Federal Deposit Insurance
Corporation
(the "FDIC") are as follows. Effective December 31, 1992, an institution is required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital, essentially common stockholders' equity (before unrealized loss on investment securities) less intangible assets. The FRB and the FDIC have also adopted a minimum leverage ratio of Tier I capital to total assets of 3%.
The
leverage ratio requirement establishes the minimum level for banks that have a uniform composite ("CAMEL") rating of 1, and all other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital levels at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage and risk-based capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The following table sets forth capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                                      Required           Actual
     Excess

At March 31, 1994:
   Tier I risk-based capital ratio       4.00%           11.16%
      7.16%
   Total risk-based capital ratio        8.00%           12.41%
      4.41%
   Leverage capital ratio                4.00%            8.65%
      4.65%

At December 31, 1993:
   Tier I risk-based capital ratio       4.00%           10.94%
      6.94%
   Total risk-based capital ratio        8.00%           12.19%
      4.19%
   Leverage capital ratio                4.00%            8.65%
      4.65%

   The increase in retained earnings, coupled with a decline in the risk-weighted assets in the first quarter of 1994, contributed to the increase in capital ratios.

   In addition, effective December 19, 1992, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

   The following table sets forth the Bank's capital ratios as of the dates indicated.

                                      Required           Actual
     Excess

At March 31, 1994:
   Tier I risk-based capital ratio       6.00%            9.96%
      3.96%
   Total risk-based capital ratio       10.00%           11.21%
      1.21%
   Leverage capital ratio                5.00%            8.11%
      3.11%



                                      Required           Actual
     Excess

At December 31, 1993:
   Tier I risk-based capital ratio       6.00%            9.80%
      3.80%
   Total risk-based capital ratio       10.00%           11.06%
      1.06%
   Leverage capital ratio                5.00%            8.10%
      3.10%

Liquidity and Effects of Inflation

   A discussion of liquidity and effects of inflation is included in the
1993 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the quarter ended March 31, 1994.

PART II - OTHER INFORMATION

Items 1 to 3 and Item 5.

    Items 1 to 3 and Item 5 are omitted pursuant to instructions to Part
II.

Item 4.  Submission of Matters to a Vote of Security Holders

    On Tuesday, April 26, 1994, the Annual Meeting of Shareholders
(the
"Meeting") of the Company was held for the purpose of considering and voting upon the following matters:

    1. Election of three persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

    2. Ratification of the appointment of KPMG Peat Marwick as the
         Company's independent accountants for the fiscal year ending
         December 31, 1994; and

    3. Transaction of such other business as may properly come before the
         Meeting and at any and all adjournments thereof.

    The following table presents the names of directors elected at the
Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated.
A total of 3,551,030 shares were represented at the Meeting.

                                             Votes Cast

                                                     Against or
  Abstentions
    Name                               For            Withheld
  or Nonvotes

Paul Devens                          3,521,722           29,308
         None
Stanley Hong                         3,523,724           27,306
         None
Yoshiharu Satoh                      3,521,556           29,474
         None

    In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

                                                    Expiration
            Name                                      of Term

         Alice F. Guild                                1996
         Dennis I. Hirota, Ph.D.                       1995
         Kensuke Hotta                                 1995
         Daniel M. Nagamine                            1996
         Joichi Saito                                  1995
         Minoru Ueda                                   1996

    The ratification of the appointment of KPMG Peat Marwick as independent accountants for the fiscal year ending December 31, 1994 was approved with a total of 3,508,499 votes cast for, 26,209 votes against or withheld and
16,322 abstentions or nonvotes.

    There were no other matters brought before the Meeting which required a vote by shareholders.

Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits

            None

    (b)     Reports on Form 8-K

            The Company filed no reports on Form 8-K during the first
            quarter of 1994.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CPB INC.
                                           (Registrant)



         Date:  May 13, 1994                   /s/ Yoshiharu Satoh

                                              Yoshiharu Satoh
                                              Chairman of the Board
and
                                               Chief Executive
Officer



         Date:  May 13, 1994                /s/ Neal Kanda

                                              Neal Kanda
                                              Vice President and
Treasurer
                                               (Principal Financial
and
                                                Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



              March 31,    December 31
(Dollars in thousands, except per share data)
                1994          1993

Assets
Cash and due from banks
           $     59,786  $     58,152
Interest-bearing deposits in other banks
                 35,447         5,039
Federal funds sold
                  9,000         5,000
Investment securities:
  Held to maturity, at cost (market value $192,546 and $253,313 at
    March 31, 1994 and December 31, 1993, respectively)
                193,341       250,668
  Available for sale, at market value
                 58,238          -
      Total investment securities
                251,579       250,668

Loans
                931,579       945,768
  Less allowance for loan losses
                 17,848        17,131
      Net loans
                913,731       928,637

Premises and equipment, net
                 23,437        23,282
Accrued interest receivable
                  9,106         9,108
Investment in partnership
                  5,000         4,666
Due from customers on acceptances
                    829         1,347
Other assets
                 18,079        17,203
      Total assets
           $  1,325,994  $  1,303,102

Liabilities and Stockholders' Equity
Deposits:
  Noninterest-bearing deposits
           $    163,901  $    180,254
  Interest-bearing deposits
                924,087       898,072
      Total deposits
              1,087,988     1,078,326
Federal funds purchased and securities sold under
  agreements to repurchase
                 27,463         9,130
Other borrowed funds
                 81,738        86,831
Bank acceptances outstanding
                    829         1,347
Other liabilities
                 12,336        13,280
Employee stock ownership plan note payable
                  1,000         1,000
      Total liabilities
              1,211,354     1,189,914

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000 shares, none
issued             -             -
  Common stock, no par value, stated value $1.25 per share.
    Authorized 25,000,000 shares; issued and outstanding 5,233,331
and
    5,230,331 shares at March 31, 1994 and December 31, 1993,
respectively           6,542         6,538
  Surplus
                 45,161        45,140
  Retained earnings
                 64,485        62,510
  Unrealized loss on investment securities
                   (548)         -

                115,640       114,188
  Employee stock ownership plan shares purchased with debt
                 (1,000)       (1,000)
      Total stockholders' equity
                114,640       113,188
      Total liabilities and stockholders' equity
           $  1,325,994  $  1,303,102


Book value per share
           $      21.91  $      21.64


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



Three Months Ended

  March 31,
(Dollars in thousands, except per share data)
1994         1993

Interest income:
  Interest and fees on loans                                  $
18,784  $    19,569
  Interest and dividends on investment securities:
    Taxable interest
 3,108        3,208
    Tax-exempt interest
   122          148
    Dividends
   245          224
  Interest on deposits in other banks
   198           67
  Interest on Federal funds sold
    29            9
      Total interest income
22,486       23,225

Interest expense:
  Interest on deposits
 5,818        7,229
  Interest on other borrowed funds
 1,350          941
      Total interest expense
 7,168        8,170

      Net interest income
15,318       15,055
Provision for loan losses
   825          850
      Net interest income after provision for loan losses
14,493       14,205

Other operating income:
  Service charges on deposit accounts
   669          615
  Other service charges and fees
 1,265        1,156
  Partnership income
   333          363
  Fees on foreign exchange
   281          329
  Investment securities gains
  -             292
  Other
   236          248
      Total other operating income
 2,784        3,003

Other operating expense:
  Salaries and employee benefits
 6,946        5,588
  Net occupancy
 1,266        1,256
  Equipment
   624          526
  Other
 3,314        3,602
      Total other operating expense
12,150       10,972

      Income before income taxes and cumulative effect
            of accounting change
 5,127        6,236
Income taxes
 2,001        2,403
      Income before cumulative effect of accounting change
 3,126        3,833
Cumulative effect of accounting change
  -             208
      Net income                                              $
 3,126  $     4,041

Per common share:
  Income before cumulative effect of accounting change
  0.60         0.74
  Cumulative effect of accounting change
  -            0.04
      Net income                                              $
  0.60  $      0.78
  Cash dividends declared                                     $
  0.22  $      0.22

Weighted average shares outstanding (in thousands)
 5,231        5,199


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                      Three Months Ended March 31,
(Dollars in thousands)
                         1994         1993

Cash flows from operating activities:
  Net income
                    $     3,126  $     4,041
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses
                            825          850
    Provision for depreciation and amortization
                            561          527
    Net amortization and accretion of investment securities
                            800          860
    Net gain on investment securities
                            -           (292)
    Federal Home Loan Bank stock dividends
                           (411)        (224)
    Net deferred loan origination fees
                            (89)          54
    Net change in loans held for sale
                          4,919        5,058
    Net gain on sale of loans
                           (166)        (162)
    Amortization of intangible assets
                             25           23
    Cumulative effect of accounting change
                            -           (208)
    Deferred income tax expense (benefit)
                            836         (206)
    Partnership income
                           (333)        (363)
    Increase in accrued interest receivable and other assets
                           (437)      (1,982)
    Decrease in accrued interest payable and other liabilities
                           (990)        (114)
      Net cash provided by operating activities
                          8,666        7,862

Cash flows from investing activities:
  Proceeds from maturities of and calls on investment securities
held to maturity           38,573       52,804
  Purchases of investment securities held to maturity
                        (41,085)     (37,586)
  Proceeds from maturities of and calls on investment securities
available for sale         46,302          -
  Purchases of investment securities available for sale
                        (46,000)         -
  Net decrease (increase) in interest-bearing deposits in other
banks                      (30,408)      10,525
  Net loan repayments (originations)
                         11,182       (7,849)
  Loans acquired in branch acquisition
                         (2,656)         -
  Purchases of premises and equipment
                           (716)        (398)
      Net cash provided by (used in) investing activities
                        (24,808)      17,496

Cash flows from financing activities:
  Net increase (decrease) in deposits
                         (1,159)     (49,111)
  Deposits acquired in branch acquisition
                         10,821          -
  Proceeds from Federal Home Loan Bank advances
                          6,600          -
  Repayments of Federal Home Loan Bank advances
                        (10,999)        (178)
  Net increase (decrease) in other short-term borrowings
                         17,639         (478)
  Cash dividends paid
                         (1,151)      (1,038)
  Proceeds from sale of common stock
                             25           72
      Net cash provided by (used in) financing activities
                         21,776      (50,733)

      Net increase (decrease) in cash and cash equivalents
                          5,634      (25,375)

Cash and cash equivalents:
  At beginning of period
                         63,152       71,381
  At end of period
                    $    68,786  $    46,006


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest
                    $     7,339  $     8,472

  Cash paid during the period for income taxes
                    $       540  $     1,438


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1993. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

   The results of operations for the three months ended March 31,
1994
are not necessarily indicative of the results to be expected for the full year.

INVESTMENT SECURITIES

   On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held to maturity or available for sale. Trading securities, of which the Company had none at March 31, 1994, are reported at fair value, with changes in fair value included in earnings.
Available-for-sale securities are reported at fair value, with net unrealized gains and losses included in stockholders' equity. Held-to-maturity debt securities are reported at amortized cost. At December
31, 1993, investment securities were classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts.

   As of January 1, 1994, investment securities with a carrying value of
$59,019,000 were reclassified to the available-for-sale portfolio, and a valuation allowance of $33,000 before income taxes was recorded thereon.
The classification of investment securities between the available-for-sale and held-to-maturity portfolios was made to provide management with the flexibility to adjust the Company's liquidity and interest rate positions as necessary and in consideration of the impact of market value adjustments on the Company's capital ratios. At March 31, 1994, the unrealized loss on securities available for sale was $910,000 before income taxes.

   A summary of the investment portfolio at March 31, 1994 and December
31, 1993 follows:

                                                 Gross      Gross
  Estimated
                                      Carrying unrealized
unrealized  market
(Dollars in thousands)                  value    gains      losses
   value
At March 31, 1994:
Securities Held to Maturity:
   U.S. Treasury and other U.S.
      Government agencies              $183,011    $1,252
$2,099  $182,164
   States and political subdivisions     10,330       106
54    10,382
      Total                            $193,341    $1,358
$2,153  $192,546

Securities Available for Sale:
   U.S. Treasury and other U.S.
      Government agencies              $ 30,596    $  -       $
992  $ 29,604
   States and political subdivisions     12,000       -          -
    12,000
   Private-issuer mortgage-backed
      securities                          5,093        93
11     5,175
   Federal Home Loan Bank stock          11,459       -          -
    11,459
      Total                            $ 59,148   $    93
$1,003  $ 58,238

At December 31, 1993:
Securities Held to Maturity:
   U.S. Treasury and other U.S.
      Government agencies              $211,932    $2,904     $
701  $214,135
   States and political subdivisions     21,334       215
- - -      21,549
   Private-issuer mortgage-backed
      securities                          6,354       227
- - -       6,581
   Federal Home Loan Bank stock          11,048       -
- - -      11,048
      Total                            $250,668    $3,346     $
701  $253,313

   The amortized cost and estimated market value of debt securities at
March 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Estimated
                                                Carrying     market

(Dollars in thousands)                            value      value


Securities Held to Maturity:
   Due in one year or less                       $ 39,939   $
40,172
   Due after one year through five years          127,718
126,744
   Due after five years through ten years          13,241
12,973
                                                  180,898
179,889
   Mortgage-backed securities                      12,443
12,657
      Total                                      $193,341
$192,546

Securities Available for Sale:
   Due in one year or less                       $ 12,000   $
12,000
   Due after one year through five years            2,000
2,000
                                                   14,000
14,000
   Mortgage-backed securities                      33,689
32,779
   Federal Home Loan Bank stock                    11,459
11,459
      Total                                      $ 59,148   $
58,238

   Investment securities gains during the three months ended March
31,
1993 included a $300,000 recovery of a 1992 write-down of a private-issuer mortgage-backed security. The 1992 write-down was based on management's assessment that the security had suffered an impairment in value deemed other than temporary. During the first quarter of 1993, the full principal amount and $185,000 of previously unaccrued interest was recovered. There were no sales of investment securities during the three-month periods ended March 31, 1994 and 1993.