Form 10-Q
period 1994-06-30
CPB INC
filed 1994-08-15
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1994

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________

Commission file number 0-10777

CPB INC.
(Exact name of registrant as specified in its charter)

Hawaii                                 99-0212597
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)


220 South King Street, Honolulu, Hawaii         96813
(Address of principal executive offices)        (Zip Code)

(808) 544-0500
(Registrant's telephone number, including area code )

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

Outstanding at June 30, 1994 - 5,235,331 shares

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

   The financial statements listed below are filed as a part hereof.

                                                                      Page

    Consolidated Balance Sheets - June 30, 1994 and
       December 31, 1993                                               F-1
    Consolidated Statements of Income - Three and six months ended
       June 30, 1994 and 1993                                          F-2
    Consolidated Statements of Cash Flows - Six months ended
       June 30, 1994 and 1993                                          F-3
    Notes to Consolidated Financial Statements                         F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   CPB Inc. (the "Company") posted second quarter 1994 net income of $3.480 million, decreasing by 10.9% from the $3.906 million earned in the second quarter of 1993. Net income for the first six months of 1994 was $6.606 million, decreasing by 16.9% from the $7.947 million earned in the same period in 1993. The slowdown in loan activity and the increase in expenses related to new branches accounted for the decline in earnings. Net income for the first half of 1994 also reflected expenses of approximately $915,000 related to the Voluntary Early Retirement Program (the "VERP") which was offered to qualified employees of Central Pacific Bank (the "Bank), a subsidiary of the Company (refer to "Results of Operations --Other Operating Expense"). Net income for the first half of 1993 included the recovery of a $300,000 write-down of a mortgage-backed security recognized in 1992, along with the related $185,000 of unaccrued interest, and a nonrecurring credit of $208,000 resulting from the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As of June 30, 1994, total assets of $1,305.0 million increased by $1.9 million or 0.1%, net loans of $922.2 million decreased by $6.4 million or 0.7%, and total deposits of $1,077.1 million decreased by $1.2 million or 0.1% when compared with year-end 1993.

   The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                                   Three Months Ended June 30,      Six Months Ended June 30,
                                       1994        1993                 1994        1993

Annualized return on average assets
   Before cumulative effect of
      accounting change               1.07%       1.29%                1.02%       1.28%
   After cumulative effect of
      accounting change               1.07%       1.29%                1.02%       1.31%

Annualized return on average stockholders' equity
   Before cumulative effect of
      accounting change              12.00%      14.81%               11.43%      14.88%
   After cumulative effect of
      accounting change              12.00%      14.81%               11.43%      15.28%

Earnings per share
   Before cumulative effect of
      accounting change               $0.66       $0.75                $1.26       $1.49
   After cumulative effect of
      accounting change               $0.66       $0.75                $1.26       $1.53

   The State of Hawaii's economy has shown signs of recovery in certain sectors during the first half of 1994. Recent economic indicators for Hawaii showed increases in visitor count, construction contracts and credit demand. The results of operations of the Company for the second half of 1994 will depend on the speed and strength of economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
   A comparison of net interest income for the three and six months ended June 30, 1994 and 1993 is set forth below on a taxable equivalent basis using assumed income tax rates of

35% for 1994 and 34% for 1993. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                                   Three Months Ended June 30,      Six Months Ended June 30,
                                       1994        1993                 1994        1993
                                                     (Dollars in thousands)

Interest income                     $22,884     $23,169              $45,447     $46,498
Interest expense                      7,373       7,774               14,541      15,944
   Net interest income              $15,511     $15,395              $30,906     $30,554

Net interest margin                   5.16%       5.51%                5.15%       5.48%

   Interest income decreased by $285,000 or 1.2% and $1,051,000 or 2.3% in the second quarter and first half of 1994, respectively, as
compared to the same periods in 1993.    Average interest earning
assets of $1,201.8 million for the second quarter of 1994 increased by $85.2 million or 7.6% over the second quarter of 1993. Similarly, average interest earning assets for the first six months of 1994 of $1,199.3 million increased by $83.8 million or 7.5% over the same period last year. However, the yield on interest earning assets for the three and six months ended June 30, 1994 as compared to the same periods in 1993 decreased to 7.62% from 8.30% and to 7.58% from 8.34%, respectively. Fees on loans, which are included in interest income, decreased by $278,000 or 31.6% and by $408,000 or 21.2% during those periods, resulting in a decrease in the yield on loans. As a result, interest and fees on loans decreased by $410,000 or 2.1% and $1,195,000 or 3.1% in the second quarter and first half of 1994, respectively, as compared to the same periods in 1993. The decrease in interest and dividends on investment securities was attributable to a combination of a decrease in the dividend rate on Federal Home Loan Bank stocks in 1994 and a recovery of $185,000 of previously unaccrued interest on a single mortgage-backed security during the first quarter of 1993.

   Interest expense for the three and six months ended June 30, 1994 decreased by $401,000 or 5.2% and $1,403,000 or 8.8%, respectively, as compared to the same periods in 1993, also a result of the downward interest rate trend experienced in 1993. Average interest-bearing liabilities of $1,018.1 million for the second quarter of 1994 increased by $74.5 million or 7.9% when compared to the second quarter of 1993. Average interest-bearing liabilities for the first half of 1994 of $1,015.7 million also increased by $71.4 million or 7.6% when compared with the comparable period in 1993. The rate on interest-bearing liabilities for the second quarter and first half of 1994 as compared to the same periods in 1993 decreased to 2.90% from 3.30% and to 2.86% from 3.38%, respectively, due primarily to the decline in rates paid on the Bank's deposits.

   As a result, net interest income for the second quarter and first half of 1994 increased by $116,000 or 0.8% and by $352,000 or 1.2%, respectively, over the same period in 1993. Net interest margin, however, decreased during the same periods due to the growth in interest earning assets which exceeded the rate of growth in net interest income. Fees on loans boosted net interest income in recent years due to an increase in mortgage originations, particularly refinancings, resulting from the low interest rate environment. Given the current interest rate environment, which has experienced 125-basis point increases in the target Federal funds rate and the prime rate during 1994, the Company anticipates a decline in loan demand and consequently a continued tightening of the net interest margin for the remainder of 1994.

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

                                   Three Months Ended June 30,      Six Months Ended June 30,
                                       1994        1993                  1994        1993

Provision for loan losses              $825        $750                $1,650      $1,600

Loan charge-offs                       $492        $356                $  650      $  530
Recoveries                               83          47                   134          85
   Net loan charge-offs                $409        $309                $  516      $  445

Annualized ratio of net loan
   charge-offs to average loans
   and other real estate              0.17%       0.14%                 0.11%       0.10%

   The provision for loan losses of $825,000 and $1,650,000 for the second quarter and first half of 1994, respectively, increased compared to the same periods in 1993. Net loan charge-offs of $409,000 and $516,000 for the three and six months ended June 30, 1994, respectively, when expressed as an annualized percentage of average total loans and other real estate, were 0.17% and 0.11%, respectively. A partial charge-off on a single residential mortgage loan, classified as nonaccrual as of June 30, 1994, accounted for approximately 58% and 44% of loan charge-offs in the second quarter and first half of 1994, respectively. Consumer loans accounted for an additional 32% of loans charged off for the first half of 1994. The allowance for loan losses expressed as a percentage of total loans was 1.94% and 1.81% at June 30, 1994 and December 31, 1993, respectively.

   Management believes that the allowance for loan losses at June 30, 1994 was adequate to absorb inherent risks in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's customers or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.

Nonperforming Assets
   The following table sets forth nonperforming assets and accruing loans which were delinquent for 90 days or more. There were no restructured loans at the dates indicated.

                                         June 30,     December 31,        June 30,
                                           1994          1993               1993
                                                  (Dollars in thousands)

Nonaccrual loans                          $ 4,125          $ 4,477         $ 3,758
Other real estate                           2,758            1,750           1,939
   Total nonperforming assets               6,883            6,227           5,697
Loans delinquent for 90 days or more        6,878           19,820           5,090
   Total nonperforming assets and loans
      delinquent for 90 days or more      $13,761          $26,047         $10,787

Total nonperforming assets as a percentage
   of total loans and other real estate     0.73%            0.66%           0.62%

Total nonperforming assets and loans
   delinquent for 90 days or more as a
   percentage of total loans and other
   real estate                              1.46%            2.75%           1.18%

   Nonaccrual loans and loans delinquent for 90 days or more at June 30, 1994 were comprised primarily of loans secured by commercial and residential real property in the State of Hawaii. Nonaccrual loans of $4,125,000 were comprised of a commercial mortgage loan secured by resort commercial property and several residential mortgage loans. Nonaccrual loans are primarily collateralized by real estate located in the State of Hawaii. Other real estate of $2,761,000 at June 30, 1994 consisted of five residential properties located in the State of Hawaii. Valuation adjustments to other real estate may be necessary should real estate values deteriorate. Loans delinquent for 90 days or more and still accruing interest totaled $6,878,000 at June 30, 1994, decreasing by $12,942,000 or 65.3% from year-end 1993. This decrease was due primarily to loans being paid in full or brought current by the borrowers. Management continues to closely monitor loan delinquencies and is increasing its efforts to determine the extent of loss exposure on these and all other loans. A continued decline in general economic conditions may result in further increases in nonperforming assets, delinquencies and net loan charge-offs.

   In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, effective for fiscal years beginning after December 15, 1994, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Early adoption of SFAS No. 114 is permitted, and restatement of previously-issued financial statements is prohibited. The Company has not determined whether to adopt SFAS No. 114 prior to the effective date and, accordingly, has not determined the impact of its application at this time.

Other Operating Income
   Total other operating income in the second quarter of 1994 of $2,745,000 increased by $141,000 or 5.4% over the second quarter of 1993. Other service charges and fees of $1,280,000 increased by $104,000 or 8.8% due primarily to an increase in charge card fees and commissions.

   Total other operating income for the first half of 1994 of $5,529,000 decreased by $78,000 or 1.4% from the first half of 1993. Other service charges and fees of $2,545,000 increased by $213,000 due to the increase in charge card fees and commissions. This increase was offset by a decrease in investment securities gains of $292,000 resulting from the Bank's recovery during the first quarter of 1993 of a previously-recorded $300,000 write-down of a mortgage-backed security.

Other Operating Expense
   Total other operating expense of $11,518,000 for the second quarter of 1994 increased by $715,000 or 6.6% over the same period in 1993. Salaries and employee benefits of $6,075,000 increased by $384,000 or 6.7%. The number of employees increased during this period due to the recent creation of the Trust and Real Estate Loan divisions and the new In-Store Branch Department as well as the opening of two new branch offices in the towns of Mililani and Kailua on the island of Oahu, which were established to offer expanded services and increased access to customers. Pension plan expense also contributed to the increase. Equipment expense of $645,000 increased by $102,000 or 18.9% due to equipment needs of the offices noted above, equipment expenditures made in conjunction with the implementation of a new loan processing system and further investments in the Bank's information and technology systems.
Other expense of $3,466,000 increased by $227,000 or 7.0% as a result of increases in professional fees and miscellaneous expenses and a decrease in insurance expense, primarily Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums.

   Total other operating expense of $23,668,000 for the first half of 1994 increased by $1,893,000 or 8.7% over the first half of 1993. Salaries and employee benefits of $13,021,000 increased by $1,742,000 or 15.4%. During the first quarter of 1994, the Bank offered a special retirement bonus to qualifying individuals who elected to retire by April 1, 1994. The total cost of the VERP, which included the retirement bonus, accumulated vacation pay and related payroll taxes thereon, amounted to approximately $915,000, over half of which management expects to recoup via lower salaries and employee benefits through the remainder of 1994. The benefits from the VERP are also expected to enhance profitability into future years. Salaries and employee benefits also increased during the first half of 1994 due to the increases in employees and salary levels discussed above. Equipment expense for the first six months of 1994 of $1,269,000 increased by $220,000 or 21.0% over the same period in 1993 as explained above. Other expense of $6,780,000 decreased by $81,000 or 1.2% due primarily to a decrease in insurance expense which was offset by increases in charge card expenses and professional fees.

Income Taxes
   The effective tax rates for the second quarter and first half of 1994 were 40.08% and 39.59%, respectively, compared with the previous year's rates of 38.35% and 38.44%, respectively. The increase in effective rates during the current year was attributable largely to the increase in the U.S. corporate federal income tax rate to 35% from 34%, which became effective during the third quarter of 1993.

Financial Condition

   Total assets at June 30, 1994 of $1,305.0 million increased by $1.9 million or 0.1% from December 31, 1993. Cash and due from banks of $51.8 million decreased by $6.3 million or 10.9%, and net loans of $922.2 million decreased by $6.4 million or 0.7%. These decreases were offset by increases of $9.5 million or 188.3% in interest-bearing deposits in other banks and $4.2 million or 1.7% in investment securities.

   Total deposits at June 30, 1994 of $1,077.1 million decreased by $1.2 million or 0.1% from year-end 1993. Noninterest-bearing deposits of $160.4 million decreased by $19.9 million or 11.0%, while interest-bearing deposits of $916.7 million increased by $18.7 million or 2.1%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 1994 of $896.7 million decreased by $3.5 million or 0.4% during the first half of 1994, and time deposits of $100,000 or more of $180.4 million increased by $2.2 million or 1.3% during the six months ended June 30, 1994. The decline in core deposits resulted from a combination of declines in business checking and personal money market accounts which decreased by $15.0 million and $7.2 million, respectively, offset by an increase of $16.5 million in personal savings accounts. Federal funds purchased and securities sold under agreements to repurchase of $29.2 million increased by $20.1 million or 220.2% due to funds received from a customer. Other borrowed funds of $68.3 million decreased by $18.5 million or 21.3%.

   During the first quarter of 1994, the Bank acquired approximately $2.7 million in loans and assumed over $10.8 million in deposits from First Hawaiian Bank's Rice Branch on the island of Kauai. These accounts are serviced by the Bank's existing Lihue
Branch.

   Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (other than those accounted for under the equity method or as investments in consolidated subsidiaries) and all investments in debt securities. On January 1, 1994, the Company recorded net unrealized gains of $33,000 (before income taxes) on its portfolio of investment securities classified as available for sale due solely to the implementation of SFAS No. 115. As of June 30, 1994, net unrealized losses on investment securities amounted to $1,134,000 (before income taxes). The increase in the valuation allowance, included as a separate component of stockholders' equity, resulted from the increase in market interest rates during the first half of 1994.

Capital Resources

   Stockholders' equity of $116.9 million at June 30, 1994 increased by $3.7 million or 3.2% from December 31, 1993. When expressed as a percentage of total assets, stockholders' equity was 8.95% and 8.69% at June 30, 1994 and December 31, 1993,
respectively. On June 13, 1994, the Board of Directors declared a second quarter cash dividend of $0.22 per share, bringing total dividends declared to $0.44 per share for the first half of 1994, consistent with dividends declared during the same period in 1993. Dividends declared in the first half of 1994 totalled $2,303,000 compared with $2,294,000 in the first half of 1993. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

   Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the "FRB") and the FDIC are as follows. Effective December 31, 1992, an institution is required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital, essentially common stockholders' equity (before unrealized loss on investment securities) less intangible assets. The FRB and the FDIC have also adopted a minimum leverage ratio of Tier I capital to total assets of 3%. The leverage ratio requirement establishes the minimum level for banks that have a uniform composite ("CAMEL") rating of 1, and all other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital levels at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage and risk-based capital ratios are required to be considered well-capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The following table sets forth capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                                         Required           Actual          Excess

At June 30, 1994:
   Tier I risk-based capital ratio          4.00%           11.41%           7.41%
   Total risk-based capital ratio           8.00%           12.66%           4.66%
   Leverage capital ratio                   4.00%            8.97%           4.97%

                                         Required           Actual          Excess

At December 31, 1993:
   Tier I risk-based capital ratio          4.00%           10.94%           6.94%
   Total risk-based capital ratio           8.00%           12.19%           4.19%
   Leverage capital ratio                   4.00%            8.65%           4.65%

   The increase in retained earnings, coupled with a slight decline in risk-weighted assets, in the first half of 1994 contributed to the increase in capital ratios.

   In addition, effective December 19, 1992, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

   The following table sets forth the Bank's capital ratios as of the dates indicated.

                                         Required           Actual          Excess

At June 30, 1994:
   Tier I risk-based capital ratio          6.00%           10.14%           4.14%
   Total risk-based capital ratio          10.00%           11.39%           1.39%
   Leverage capital ratio                   5.00%            8.37%           3.37%

At December 31, 1993:
   Tier I risk-based capital ratio          6.00%            9.80%           3.80%
   Total risk-based capital ratio          10.00%           11.06%           1.06%
   Leverage capital ratio                   5.00%            8.10%           3.10%

Liquidity and Effects of Inflation

   A discussion of liquidity and effects of inflation is included in the 1993 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the six months ended June 30, 1994.

PART II - OTHER INFORMATION

Items 1 to 5.

    Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits

         None

    (b)     Reports on Form 8-K

         The Company filed no reports on Form 8-K during the second quarter of 1994.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CPB INC.
                                        (Registrant)



Date:      August 12, 1994               /s/ Yoshiharu Satoh
                                           Yoshiharu Satoh
                                           Chairman of the Board and
                                            Chief Executive Officer



Date:      August 12, 1994               /s/ Neal Kanda
                                           Neal Kanda
                                           Vice President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                            June 30,      December 31,
(Dollars in thousands, except per share data)                                 1994            1993

Assets
Cash and due from banks                                                 $     51,833      $     58,152
Interest-bearing deposits in other banks                                      14,526             5,039
Federal funds sold                                                             5,000             5,000
Investment securities:
  Held to maturity, at cost (market value $186,938 and $253,313 at
   June 30, 1994 and December 31, 1993, respectively)                        189,891           250,668
  Available for sale, at market value                                         65,020              -
      Total investment securities                                            254,911           250,668

Loans                                                                        940,469           945,768
  Less allowance for loan losses                                              18,265            17,131
      Net loans                                                              922,204           928,637

Premises and equipment, net                                                   23,648            23,282
Accrued interest receivable                                                    8,416             9,108
Investment in partnership                                                      5,065             4,666
Due from customers on acceptances                                              1,036             1,347
Other assets                                                                  18,377            17,203
     Total assets                                                       $  1,305,016      $  1,303,102

Liabilities and Stockholders' Equity
Deposits:
  Noninterest-bearing deposits                                          $    160,355      $    180,254
  Interest-bearing deposits                                                  916,725           898,072
     Total deposits                                                        1,077,080         1,078,326
Federal funds purchased and securities sold under
  agreements to repurchase                                                    29,234             9,130
Other borrowed funds                                                          68,335            86,831
Bank acceptances outstanding                                                   1,036             1,347
Other liabilities                                                             11,479            13,280
Employee stock ownership plan                                                  1,000             1,000
     Total liabilities                                                     1,188,164         1,189,914

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000 shares, none issued       -                 -
  Common stock, no par value, stated value $1.25 per share.
     Authorized 25,000,000 shares; issued and outstanding 5,235,331 and
     5,230,331 shares at June 30, 1994 and December 31, 1993, respectively     6,544             6,538
  Surplus                                                                     45,178            45,140
  Retained earnings                                                           66,813            62,510
  Unrealized loss on investment securities                                      (683)             -
                                                                             117,852           114,188
Employee stock ownership plan shares purchased with debt                      (1,000)           (1,000)
     Total stockholders' equity                                              116,852           113,188
     Total liabilities and stockholders' equity                         $  1,305,016      $  1,303,102

Book value per share                                                    $      22.32      $      21.64

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                   June 30,
(Dollars in thousands, except per share data)                    1994         1993          1994         1993

Interest income:
  Interest and fees on loans                                 $   19,007   $   19,417    $   37,791   $   38,986
  Interest and dividends on investment securities:
    Taxable interest                                              3,120        2,771         6,228        5,979
    Tax-exempt interest                                              88          265           210          413
    Dividends                                                       190          519           435          743
  Interest on deposits in other banks                               346           74           544          141
  Interest on Federal funds sold                                     28           13            57           22
      Total interest income                                      22,779       23,059        45,265       46,284

Interest expense:
  Interest on deposits                                            5,937        6,771        11,755       14,000
  Interest on other borrowed funds                                1,436        1,003         2,786        1,944
      Total interest expense                                      7,373        7,774        14,541       15,944

      Net interest income                                        15,406       15,285        30,724       30,340
Provision for loan losses                                           825          750         1,650        1,600
      Net interest income after provision for loan losses        14,581       14,535        29,074       28,740

Other operating income:
  Service charges on deposit accounts                               685          647         1,354        1,262
  Other service charges and fees                                  1,280        1,176         2,545        2,332
  Partnership income                                                406          377           739          740
  Fees on foreign exchange                                          254          207           535          536
  Investment securities gains                                      -            -             -             292
  Other                                                             120          197           356          445
      Total other operating income                                2,745        2,604         5,529        5,607

Other operating expense:
  Salaries and employee benefits                                  6,075        5,691        13,021       11,279
  Net occupancy                                                   1,332        1,330         2,598        2,586
  Equipment                                                         645          543         1,269        1,089
  Other                                                           3,466        3,239         6,780        6,821
      Total other operating expense                              11,518       10,803        23,668       21,775

      Income before income taxes and cumulative effect
            of accounting change                                  5,808        6,336        10,935       12,572
Income taxes                                                      2,328        2,430         4,329        4,833
      Income before cumulative effect of accounting change        3,480        3,906         6,606        7,739
Cumulative effect of accounting change                             -            -             -             208
      Net income                                              $   3,480    $   3,906     $   6,606    $   7,947

Per common share:
  Income before cumulative effect of accounting change             0.66         0.75          1.26         1.49
  Cumulative effect of accounting change                            -            -             -           0.04
      Net income                                              $    0.66    $    0.75     $    1.26    $    1.53
 Cash dividends declared                                      $    0.22    $    0.22     $    0.44    $    0.44

Weighted average shares outstanding (in thousands)                5,234        5,211         5,233        5,205

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                             Six Months Ended June 30,
(Dollars in thousands)                                                                          1994          1993

Cash flows from operating activities:
  Net income                                                                             $     6,606    $     7,947
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                  1,650          1,600
    Provision for depreciation and amortization                                                1,149          1,057
    Net amortization and accretion of investment securities                                    1,464          1,600
    Net gain on investment securities                                                           -              (292)
    Federal Home Loan Bank stock dividends                                                      (656)          (350)
    Net deferred loan origination fees                                                           (51)           (90)
    Net change in loans held for sale                                                          6,831          3,789
    Net gain on sale of loans                                                                   (204)          (274)
    Amortization of intangible assets                                                             54             46
    Cumulative effect of accounting change                                                      -              (208)
    Deferred income tax expense (benefit)                                                        582           (456)
    Partnership income                                                                          (739)          (740)
    Decrease (increase) in accrued interest receivable and other assets                          386         (1,041)
    Increase (decrease) in accrued interest payable and other liabilities                     (1,847)           400
      Net cash provided by operating activities                                               15,225         12,988

Cash flows from investing activities:
  Proceeds from maturities of and calls on investment securities held to maturity             55,202        102,573
  Purchases of investment securities held to maturity                                        (54,944)       (88,586)
  Proceeds from maturities of and calls on investment securities available for sale           70,841           -
  Purchases of investment securities available for sale                                      (77,284)          -
  Net decrease (increase) in interest-bearing deposits in other banks                         (9,487)         2,978
  Net loan originations                                                                         (145)       (17,814)
  Loans acquired in branch acquisition                                                        (2,656)          -
  Purchases of premises and equipment                                                         (1,515)          (886)
  Distributions from partnership                                                                 340            300
      Net cash used in investing activities                                                  (19,648)        (1,435)

Cash flows from financing activities:
  Net decrease in deposits                                                                   (12,067)       (33,174)
  Deposits acquired in branch acquisition                                                     10,821           -
  Proceeds from Federal Home Loan Bank advances                                                6,600          9,455
  Repayments of Federal Home Loan Bank advances                                              (25,115)          (363)
  Net increase (decrease) in other short-term borrowings                                      20,123           (591)
  Cash dividends paid                                                                         (2,302)        (2,184)
  Proceeds from sale of common stock                                                              44            550
      Net cash used in financing activities                                                   (1,896)       (26,307)

      Net decrease in cash and cash equivalents                                               (6,319)       (14,754)

Cash and cash equivalents:
  At beginning of period                                                                      63,152         71,381
  At end of period                                                                      $     56,833   $     56,627


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                              $     14,892   $     16,420
  Cash paid during the period for income taxes                                          $      4,480   $      5,243

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

   The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1993. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods.

   The results of operations for the three and six months ended
June 30, 1994 are not necessarily indicative of the results to be expected for the full year.