Form 10-Q
period 1994-09-30
CPB INC
filed 1994-11-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes   [ ]No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value, $1.25 Stated Value;

Outstanding at September 30, 1994 - 5,235,331 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page

  Consolidated Balance Sheets - September 30, 1994 and
     December 31, 1993                                      F-1
  Consolidated Statements of Income - Three and nine months ended
     September 30, 1994 and 1993                            F-2
  Consolidated Statements of Cash Flows - Nine months ended
     September 30, 1994 and 1993                            F-3
  Notes to Consolidated Financial Statements                F-4

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted third quarter 1994 net income of $3.546 million, decreasing by 10.9% from the $3.978 million earned in the third quarter of 1993. Net income for the first nine months of 1994 was $10.152 million, decreasing by 14.9% from the $11.925 million earned in the same period in 1993. The continuing slowdown in loan refinancings and the increase in expenses related to new branches accounted for the decline in earnings. Net income for the first nine months of 1994 also reflected expenses of approximately $915,000 related to the Voluntary Early Retirement Program (the "VERP") which was offered to qualified employees of Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company (refer to "Results of Operations -- Other Operating Expense"). Net income for the first nine months of 1993 included the recovery of a $300,000 write-down of a mortgage-backed security recognized in 1992, along with the related $185,000 of unaccrued interest, and a nonrecurring credit of $208,000 resulting from the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As of September 30, 1994, total assets of $1,313.1 million increased by $10.0 million or 0.8%, net loans of $950.4 million increased by $21.8 million or 2.3%, and total deposits of $1,068.4 million decreased by $9.9 million or 0.9% when compared with year-end 1993.

  The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           1994     1993         1994     1993

Annualized return on average assets
  Before cumulative effect of
     accounting change     1.09%    1.29%        1.04%    1.28%
After cumulative effect of
     accounting change     1.09%    1.29%        1.04%    1.30%

Annualized return on average stockholders' equity
  Before cumulative effect of
     accounting change    12.03%   14.67%       11.63%   14.81%
After cumulative effect of
     accounting change    12.03%   14.67%       11.63%   15.07%

Earnings per share
  Before cumulative effect of
     accounting change     $0.68    $0.76        $1.94    $2.25
After cumulative effect of
     accounting change     $0.68    $0.76        $1.94    $2.29

  The State of Hawaii's economy has shown some signs of recovery in certain sectors through the first nine months of 1994. Recent economic indicators for Hawaii showed increases in the visitor count, credit demand and consumer purchasing power categories. However, construction contracts and job counts declined. A recent study by Kemper Securities, Inc. ranked Hawaii last in the nation in economic growth citing its reliance on factors beyond its control. The results of operations of the Company for the remainder of 1994 may depend on the speed and strength of economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and nine months ended September 30, 1994 and 1993 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                         THREE MONTHS ENDED       NINE MONTHS ENDED
                            SEPTEMBER 30,           SEPTEMBER 30,
                        1994      1993         1994      1993
                             (Dollars in thousands)

Interest income       $23,643   $22,952      $69,090   $69,450
Interest expense        7,940     7,524       22,481    23,468
Net interest income   $15,703   $15,428      $46,609   $45,982

Net interest margin     5.23%     5.43%        5.18%     5.46%

  Interest income increased by $691,000 or 3.0% in the third quarter of 1994 but decreased by $360,000 or 0.5% in the first nine months of 1994 when compared to the same periods in 1993. Average interest earning assets of $1,200.7 million for the third quarter of 1994 increased by $64.0 million or 5.6% over the third quarter of 1993. Similarly, average interest earning assets for the first nine months of 1994 of $1,199.8 million increased by $77.1 million or 6.9% over the same period last year. However, the yield on interest earning assets for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 decreased to 7.88% from 8.08% and to 7.68% from 8.25%, respectively. Fees on loans, which are included in interest income, decreased by $532,000 or 52.3% and by $940,000 or 31.9%
during those periods. The yield on loans for the third quarter and first nine months of 1994 decreased to 8.37% from 8.50% and to 8.20% from 8.60%, respectively, compared to the same periods in 1993. Interest and fees on loans for the third quarter of 1994 increased by $590,000 or 3.0% over the third quarter of 1993 due primarily to an increase of $41.9 million or 4.6% in average loans outstanding. Interest and fees on loans for the first nine months of 1994 decreased by $605,000 or 1.0% from the comparable period in 1993 as the increase of $34.4 million or 3.8% in average loans outstanding did not completely offset the impact of the decline in yields. Interest and dividends on investment securities increased $104,000 or 3.1% in the third quarter of 1994 compared with the third quarter of 1993. Interest and dividends on investment securities for the first nine months of 1994 also increased after adjusting for the effect of the 1993 recovery of $185,000 of previously unaccrued interest on a single mortgage-backed security.

  Interest expense increased by $416,000 or 5.5% for the third quarter of 1994 but decreased by $987,000 or 4.2% for the nine months ended September 30, 1994 as compared to the same periods in 1993. Average interest-bearing liabilities of $1,015.8 million for the third quarter of 1994 increased by $54.5 million or 5.7% when compared to the third quarter of 1993. Average interest-bearing liabilities for the first nine months of 1994 of $1,015.7 million also increased by $65.7 million or 6.9% when compared with the comparable period in 1993. The rate on interest-bearing liabilities was 3.13% for the third quarter of 1994 and 1993, representing a reversal of the year-to-year declining rate trend. The rate on interest-bearing liabilities for the first nine months of 1994 as compared to the same period in 1993 decreased to 2.95% from 3.29% due primarily to the lower level of rates paid on the Bank's deposits through the majority of 1994 as compared to 1993.

  As a result, net interest income for the third quarter and first nine months of 1994 increased by $275,000 or 1.8% and by $627,000 or 1.4%, respectively, over the same periods in 1993. Net interest margin, however, decreased to 5.23% from 5.43% and to 5.18% from 5.46%, respectively, during those periods. Fees on loans boosted net interest income in recent years due to an increase in mortgage originations, particularly refinancings, resulting from the low interest rate environment. Given the current interest rate environment, which has experienced 175-basis point increases in the target Federal funds rate and the prime rate during 1994, the Company anticipates continued pressure on net interest margin for the remainder of 1994.

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

                         THREE MONTHS ENDED      NINE MONTHS ENDED
                            SEPTEMBER 30,          SEPTEMBER 30,
                          1994     1993        1994      1993

Provision for loan losses $825     $850       $2,475    $2,450

Loan charge-offs          $147     $508         $797    $1,038
Recoveries                  96       36          249       121
Net loan charge-offs      $ 51     $472         $548    $  917

Annualized ratio of net loan
  charge-offs to average loans
  and other real estate  0.02%    0.21%        0.08%     0.14%

  The provision for loan losses of $825,000 for the third quarter of 1994 decreased from the same period in 1993 reflecting the decline in current net charge-offs, while the provision of $2,475,000 for the first nine months of 1994 increased compared to the same period in 1993 due to the increase in loans outstanding. Net loan charge-offs of $51,000 and $548,000 for the three and nine months ended September 30, 1994, respectively, when expressed as an annualized percentage of average total loans and other real estate, were 0.02% and 0.08%, respectively. Substantially all loans charged off during the third quarter of 1994 were consumer loans. A partial charge-off on a single residential mortgage loan during the second quarter of 1994 accounted for approximately 36% of loan charge-offs in the first nine months of 1994. Consumer loans accounted for an additional 42% of loans charged off for the first nine months of 1994. The allowance for loan losses expressed as a percentage of total loans was 1.97% and 1.81% at September 30, 1994 and December 31, 1993, respectively.

  Management believes that the allowance for loan losses at September 30, 1994 was adequate to absorb risks inherent in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's customers or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more, and restructured loans which were still accruing interest as of the dates indicated.

                         SEPTEMBER 30,  December 31,  September 30,
                           1994          1993           1993
                              (Dollars in thousands)

Nonaccrual loans              $ 4,394      $ 4,477      $ 3,932
Other real estate               2,583        1,750        1,950
Total nonperforming assets      6,977        6,227        5,882
Loans delinquent for 90 days
  or more                       9,789       19,820       16,039
Restructured loans (still accruing
  interest)                     8,522         -            -
  Total nonperforming assets, loans
     delinquent for 90 days or more
     and restructured loans   $25,288      $26,047      $21,921

Total nonperforming assets as a percentage
  of total loans and other real
  estate                        0.72%        0.66%        0.63%

Total nonperforming assets and loans
  delinquent for 90 days or more as a
  percentage of total loans and other
  real estate                   1.72%        2.75%        2.36%

Total nonperforming assets, loans
  delinquent for 90 days or more and
  restructured loans as a percentage of
  total loans and other real
  estate                        2.60%        2.75%        2.36%

  Nonaccrual loans and loans delinquent for 90 days or more at September 30, 1994 were comprised primarily of loans secured by commercial and residential real property in the State of Hawaii. Nonaccrual loans of $4,394,000 were comprised of a commercial mortgage loan secured by resort commercial property and several residential mortgage loans. Other real estate of $2,583,000 at September 30, 1994 consisted of five residential properties. Valuation adjustments totalling $175,000 were made during the third quarter of 1994 on two properties whose values were reassessed at below previous carrying values. Loans delinquent for 90 days or more and still accruing interest totaled
$9,789,000 at September 30, 1994, decreasing by $10,031,000 or
50.6% from year-end 1993. This decrease was due primarily to loans being paid in full or brought current by the borrowers. During the third quarter of 1994, two commercial loans were restructured to accommodate the borrowers' financial situations. Both restructurings entailed the deferral of principal and interest payments, with additional collateral obtained in one instance to further protect the Bank's interests; however, no interest rate concessions were made on these loans. The prolonged downturn in the local economy has resulted in an increase in internally-monitored credits; however, the Bank has not experienced, nor does it currently anticipate, an increase in loan losses beyond the level provided for in the allowance for loan losses. Management continues to closely monitor the performance of the loan portfolio and is increasing its efforts to determine the extent of loss exposure, if any, on these and all other loans.

  In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114, which allows creditors to use existing methods to recognize interest income on impaired loans and addresses disclosure requirements for investments in and interest income recognition on impaired loans. SFAS No. 114 and SFAS No. 118 are effective for financial statements for fiscal years beginning after December 15, 1994. Early adoption is permitted, and restatement of previously-issued financial statements is prohibited. The Company has not determined whether to adopt SFAS No. 114, as amended by SFAS No. 118, prior to the effective date and, accordingly, has not determined the impact of their application at this time.

Other Operating Income
  Total other operating income in the third quarter of 1994 of $2,583,000 decreased by $240,000 or 8.5% from the third quarter of 1993. Decreases in the gain on sale of loans of $149,000 and partnership income of $67,000 contributed to the decline.

  Total other operating income for the first nine months of 1994 of $8,112,000 decreased by $318,000 or 3.8% from the comparable period in 1993 due primarily to the Bank's 1993 recovery of a previously-recorded $300,000 write-down of a mortgage-backed security. Other service charges and fees of $3,829,000 increased by $224,000 due to an increase of

$220,000 in charge card fees and commissions. This increase was offset by a decrease of $220,000 in the gain on sale of loans.

Other Operating Expense
  Total other operating expense of $11,572,000 for the third quarter of 1994 increased by $834,000 or 7.8% over the same period in 1993. Salaries and employee benefits of $6,080,000 increased by $344,000 or 6.0%. The number of employees increased during this period due to the establishment of the Trust and Real Estate Loan divisions and the new In-Store Branch Department as well as the opening of two new full-service branches in the towns of Mililani and Kailua and our first in-store branch in the Times Super Market in Royal Kunia on the island of Oahu, all of which were established to offer expanded services and increased access for customers. Increases in pension plan expense and medical insurance premiums also contributed to the increase. Other expense of $3,700,000 increased by $489,000 or 15.2% due primarily to write-downs totalling $175,000 on two residential properties held as other real estate based on Management's determination that those properties had suffered a decline in value. Increases in promotional expenses, audit/examination fees and losses on disposals of premises and equipment also contributed to the increase in other operating expense.

  Total other operating expense of $35,240,000 for the first nine months of 1994 increased by $2,727,000 or 8.4% over the same period in 1993. Salaries and employee benefits of $19,101,000 increased by $2,086,000 or 12.3%. During the first quarter of 1994, the Bank offered a special retirement bonus to qualifying individuals who elected to retire by April 1, 1994. The total cost of the VERP, which included the retirement bonus, accumulated vacation pay and related payroll taxes thereon, amounted to approximately $915,000, much of which the Company is recovering via lower salary and employee benefit levels. The benefits from the VERP are also expected to enhance profitability into future years. Salaries and employee benefits also increased during the first nine months of 1994 due to the increases in employees discussed above. Equipment expense of $1,896,000 increased by $256,000 or 15.6% over the same period in 1993 due to the expansion noted above coupled with an increase in expenditures related to the Bank's information and technology systems. Other expense of $10,480,000 increased by $448,000 or 4.5% due primarily to the other real estate write-down discussed above, as well as increases in charge card expenses and legal and other professional fees.

  In October 1994, the Company began investigating irregular transactions involving an employee in one of its branches.
The employee has been removed from all positions of authority and suspended pending completion of the investigation.
Although the Company anticipates that it may incur operating losses as a result of the incident, the Company carries a fidelity bond covering losses for incidents of the type being investigated. To the extent that losses exceed the amount of insurance coverage, losses could be material. However, based upon current information and the opinion of counsel, Management believes that any such losses, net of insurance coverage, will not be material.

Income Taxes
  The effective tax rates for the three and nine months ended September 30, 1994 were 39.01% and 39.39%, respectively, compared with the previous year's rates of 39.48% and 38.80%, respectively. The U.S. corporate federal income tax rate was increased to 35% from 34% during the third quarter of 1993, at which time the Company recorded a cumulative adjustment for the year-to-date impact of the change.

Financial Condition

  Total assets at September 30, 1994 of $1,313.1 million increased by $10.0 million or 0.8% from December 31, 1993. Cash and due from banks of $52.4 million decreased by $5.8 million or 9.9%, and there were no Federal funds sold at September 30, 1994, compared with $5.0 million outstanding at year-end 1993. These decreases were offset by an increase of $21.8 million or 2.3% in net loans.

  Total deposits at September 30, 1994 of $1,068.4 million decreased by $9.9 million or 0.9% from year-end 1993. Noninterest-bearing deposits of $157.0 million decreased by $23.2 million or 12.9%, while interest-bearing deposits of $911.4 million increased by $13.3 million or 1.5%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 1994 of $886.5 million decreased by $13.7 million or 1.5% during the first nine months of 1994, and time deposits of $100,000 or more of $181.9 million decreased by $3.8 million or 2.1% during the nine months ended September 30, 1994. The decline in core deposits resulted from a decrease of $20.7 million in business checking accounts, offset by a $12.0 million increase in personal savings accounts. Federal funds purchased and securities sold under agreements to repurchase of $29.3 million increased by $20.2 million or 220.8% due to funds received from a customer.

  During the first quarter of 1994, the Bank acquired approximately $2.7 million in loans and assumed over $10.8 million in deposits from First Hawaiian Bank's Rice Branch on the island of Kauai. These accounts are serviced by the Bank's existing Lihue Branch.

  Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (other than those accounted for under the equity method or as investments in consolidated subsidiaries) and all investments in debt securities. On January 1, 1994, the Company recorded net unrealized gains of $33,000 (before income taxes) on its portfolio of investment securities classified as available for sale due solely to the implementation of SFAS No. 115. As of September 30, 1994, net unrealized losses on investment securities classified as available for sale amounted to $1,360,000 (before income taxes), or 1.9% of the gross available-for-sale portfolio. The increase in the valuation allowance, included as a separate component of stockholders' equity, resulted from the increase in market interest rates during the first nine months of 1994.

  In October 1994, the FASB adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of
Financial Instruments." SFAS No. 119, effective for financial statements for fiscal years ending after December 15, 1994, requires disclosures of the amounts, nature and terms of derivative financial instruments. The Company will adopt the provisions of SFAS No. 119, which will have no impact on the Company's financial condition or results of operations, for the fiscal year ending December 31, 1994.

Capital Resources

  Stockholders' equity of $119.1 million at September 30, 1994 increased by $5.9 million or 5.2% from December 31, 1993. When expressed as a percentage of total assets, stockholders' equity was 9.07% and 8.69% at September 30, 1994 and December 31, 1993, respectively. On September 6, 1994, the Board of Directors declared a third quarter cash dividend of $0.22 per share, bringing total dividends declared to $0.66 per share for the first nine months of 1994, consistent with dividends declared during the same period in 1993. Dividends declared in the first three quarters of 1994 totalled $3,455,000 compared with $3,444,000 in the same period in 1993. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

  Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit
Insurance Corporation (the "FDIC") follow. Effective December 31, 1992, an institution is required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital, essentially common stockholders' equity (before unrealized loss on investment securities) less intangible assets. The FRB and the FDIC have also adopted a minimum leverage ratio of Tier I capital to total assets of 3%. The leverage ratio requirement establishes the minimum level for banks that have a uniform composite ("CAMEL") rating of 1, and all other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital levels at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage and risk-based capital ratios are required to be considered well-capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The following table sets forth capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                                Required      Actual      Excess

AT SEPTEMBER 30, 1994:
  Tier I risk-based capital ratio  4.00%      11.40%       7.40%
  Total risk-based capital ratio   8.00%      12.65%       4.65%
  Leverage capital ratio           4.00%       9.09%       5.09%

                                Required      Actual      Excess

At December 31, 1993:
  Tier I risk-based capital ratio  4.00%      10.94%       6.94%
  Total risk-based capital ratio   8.00%      12.19%       4.19%
  Leverage capital ratio           4.00%       8.65%       4.65%

  The increase in retained earnings in the first nine months of 1994 contributed to the increase in capital ratios.

  In addition, effective December 19, 1992, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the Bank's capital ratios as of the dates indicated.

                                Required      Actual      Excess


AT SEPTEMBER 30, 1994:
  Tier I risk-based capital ratio  6.00%      10.21%       4.21%
  Total risk-based capital ratio  10.00%      11.47%       1.47%
  Leverage capital ratio           5.00%       8.55%       3.55%

At December 31, 1993:
  Tier I risk-based capital ratio  6.00%       9.80%       3.80%
  Total risk-based capital ratio  10.00%      11.06%       1.06%
  Leverage capital ratio           5.00%       8.10%       3.10%

Liquidity and Effects of Inflation

  A discussion of liquidity and effects of inflation is included in the 1993 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the nine months ended September 30, 1994.

PART II - OTHER INFORMATION

Items 1 to 5.

   Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

       None

   (b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the third quarter of 1994.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CPB INC.
                                   (Registrant)



       Date:  November 14, 1994    /s/ Yoshiharu Satoh
                                     Yoshiharu Satoh
                                     Chairman of the Board and
                                       Chief Executive Officer



       Date:  November 14, 1994    /s/ Neal Kanda
                                     Neal Kanda
                                     Vice President and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                      SEPTEMBER 30,   December 31,
(Dollars in thousands, except per share data)                                             1994            1993

ASSETS
Cash and due from banks                                                             $       52,387  $       58,152
Interest-bearing deposits in other banks                                                     4,200           5,039
Federal funds sold                                                                            -              5,000
Investment securities:
   Held to maturity, at cost (market value $175,235 and $253,313 at
     September 30, 1994 and December 31, 1993, respectively)                               178,286         250,668
   Available for sale, at market value                                                      70,226            -
         Total investment securities                                                       248,512         250,668

Loans                                                                                      969,465         945,768
   Less allowance for loan losses                                                           19,058          17,131
         Net loans                                                                         950,407         928,637

Premises and equipment, net                                                                 23,813          23,282
Accrued interest receivable                                                                  9,691           9,108
Investment in partnership                                                                    5,260           4,666
Due from customers on acceptances                                                            1,053           1,347
Other assets                                                                                17,796          17,203
         Total assets                                                               $    1,313,119  $    1,303,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing deposits                                                     $      157,023  $      180,254
   Interest-bearing deposits                                                               911,402         898,072
         Total deposits                                                                  1,068,425       1,078,326
Federal funds purchased and securities sold under
   agreements to repurchase                                                                 29,290           9,130
Other borrowed funds                                                                        82,107          86,831
Bank acceptances outstanding                                                                 1,053           1,347
Other liabilities                                                                           12,134          13,280
Employee stock ownership plan note payable                                                   1,000           1,000
         Total liabilities                                                               1,194,009       1,189,914

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares, none issued                    -               -
   Common stock, no par value, stated value $1.25 per share.
      Authorized 25,000,000 shares; issued and outstanding 5,235,331 and
      5,230,331 shares at September 30, 1994 and December 31, 1993, respectively             6,544           6,538
   Surplus                                                                                  45,178          45,140
   Retained earnings                                                                        69,207          62,510
   Unrealized loss on investment securities                                                   (819)           -
                                                                                           120,110         114,188
   Employee stock ownership plan shares purchased with debt                                 (1,000)         (1,000)
         Total stockholders' equity                                                        119,110         113,188
         Total liabilities and stockholders' equity                                 $    1,313,119  $    1,303,102

Book value per share                                                                $        22.75  $        21.64


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
(Dollars in thousands, except per share data)                       1994        1993           1994        1993

INTEREST INCOME:
   Interest and fees on loans                                    $  19,965  $   19,375     $   57,756  $   58,361
   Interest and dividends on investment securities:
      Taxable interest                                               3,243       2,830          9,471       8,809
      Tax-exempt interest                                               33         189            243         602
      Dividends                                                        180         333            615       1,076
   Interest on deposits in other banks                                 140         127            684         268
   Interest on Federal funds sold                                        7           8             64          30
         Total interest income                                      23,568      22,862         68,833      69,146

INTEREST EXPENSE:
   Interest on deposits                                              6,464       6,394         18,219      20,394
   Interest on other borrowed funds                                  1,476       1,130          4,262       3,074
         Total interest expense                                      7,940       7,524         22,481      23,468

         Net interest income                                        15,628      15,338         46,352      45,678
Provision for loan losses                                              825         850          2,475       2,450
         Net interest income after provision for loan losses        14,803      14,488         43,877      43,228

OTHER OPERATING INCOME:
   Service charges on deposit accounts                                 708         686          2,062       1,948
   Other service charges and fees                                    1,284       1,273          3,829       3,605
   Partnership income                                                  325         392          1,064       1,132
   Fees on foreign exchange                                            166         211            701         747
   Investment securities gains                                        -             26           -            318
   Other                                                               100         235            456         680
         Total other operating income                                2,583       2,823          8,112       8,430

OTHER OPERATING EXPENSE:
   Salaries and employee benefits                                    6,080       5,736         19,101      17,015
   Net occupancy                                                     1,165       1,240          3,763       3,826
   Equipment                                                           627         551          1,896       1,640
   Other                                                             3,700       3,211         10,480      10,032
         Total other operating expense                              11,572      10,738         35,240      32,513

         Income before income taxes and cumulative effect
               of accounting change                                  5,814       6,573         16,749      19,145
Income taxes                                                         2,268       2,595          6,597       7,428
         Income before cumulative effect of accounting change        3,546       3,978         10,152      11,717
Cumulative effect of accounting change                                -           -              -            208
         Net income                                              $   3,546  $    3,978     $   10,152  $   11,925

Per common share:
   Income before cumulative effect of accounting change               0.68        0.76           1.94        2.25
   Cumulative effect of accounting change                             -           -              -           0.04
         Net income                                             $     0.68  $     0.76     $     1.94  $     2.29
   Cash dividends declared                                      $     0.22  $     0.22     $     0.66  $     0.66

Weighted average shares outstanding (in thousands)                   5,235       5,226          5,233       5,212

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                                                        1994             1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $        10,152  $        11,925
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                  2,475            2,450
      Provision for depreciation and amortization                                                1,754            1,599
      Net amortization and accretion of investment securities                                    2,110            2,408
      Net gain on investment securities                                                            -               (318)
      Federal Home Loan Bank stock dividends                                                    (1,026)            (743)
      Net deferred loan origination fees                                                           121              (45)
      Net change in loans held for sale                                                          7,218            2,500
      Net gain on sale of loans                                                                   (211)            (431)
      Amortization of intangible assets                                                             83               69
      Cumulative effect of accounting change                                                       -               (208)
      Deferred income tax expense (benefit)                                                      1,479             (947)
      Partnership income                                                                        (1,064)          (1,132)
      Increase in accrued interest receivable and other assets                                  (1,051)          (1,828)
      Decrease in accrued interest payable and other liabilities                                (1,460)            (634)
         Net cash provided by operating activities                                              20,580           14,665

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of and calls on investment securities held to maturity              67,740          158,377
   Purchases of investment securities held to maturity                                         (56,550)        (161,903)
   Proceeds from maturities of and calls on investment securities available for sale            78,767              -
   Purchases of investment securities available for sale                                       (90,245)             -
   Net decrease  in interest-bearing deposits in other banks                                       839            6,083
   Net loan originations over principal repayments                                             (29,550)         (28,726)
   Loans acquired in branch acquisition                                                         (2,656)             -
   Purchases of premises and equipment                                                          (2,285)          (1,911)
   Distributions from partnership                                                                  470              420
         Net cash used in investing activities                                                 (33,470)         (27,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                                    (20,722)         (32,430)
   Deposits acquired in branch acquisition                                                      10,821              -
   Proceeds from Federal Home Loan Bank advances                                                14,600           20,455
   Repayments of Federal Home Loan Bank advances                                               (20,331)            (570)
   Net increase in other short-term borrowings                                                  21,167            5,371
   Cash dividends paid                                                                          (3,454)          (3,333)
   Proceeds from sale of common stock                                                               44              566
         Net cash provided by (used in) financing activities                                     2,125           (9,941)

         Net decrease in cash and cash equivalents                                             (10,765)         (22,936)

CASH AND CASH EQUIVALENTS:
   At beginning of period                                                                       63,152           71,381
   At end of period                                                                    $        52,387  $        48,445


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                            $        22,899  $        23,859

   Cash paid during the period for income taxes                                        $         5,620  $         7,989


See accompanying notes to consolidated financial statements.

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

  The results of operations for the three and nine months ended
September 30, 1994 are not necessarily indicative of the results to be expected for the full year.