Form 10-K405
CPB INC
filed 1995-03-31
CIK 701347

As filed with the Securities and Exchange Commission on March 30,
1995

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
Mark One
	[x]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1994

	or

	[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from ________ to ________.

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

       Registrant's telephone number, including area code:
                         (808) 544-0500

	Securities registered pursuant to Section 12(b) of the Act:

Title of each class					Name of each exchange
								 on which registered
       NONE	 							NONE

   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, No Par Value
                        (Title of class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

	As of February 28, 1995, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $101,244,843.

	Number of shares of common stock of the registrant outstanding as of February 28, 1995: 5,235,331 shares

	The following documents are incorporated by reference herein:

                                             Part of
                                             Form 10-K
                                             Into Which
Document Incorporated                        Incorporated
-------------------------------------        ---------------

1994 Annual Report                           Parts II and IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders which
will be filed within 120 days of the
fiscal year ended December 31, 1994          Part III

                             PART I.

ITEM 1.  BUSINESS

Organization

	CPB Inc. (the "Company") is a Hawaii corporation organized on February 1, 1982 pursuant to a Plan of Reorganization and Agreement of Merger as a bank holding company and is subject to the Bank Holding Company Act of 1956, as amended. The Company's principal business is to serve as a holding company for its sole subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. Based on total consolidated assets at December 31, 1994, the Company was the third largest bank holding company in Hawaii.

	The Bank owns 100% of the outstanding stock of CPB Properties, Inc. ("CPB Properties"), a company which is the managing partner and 50% owner of CKSS Associates, a Hawaii limited partnership ("CKSS"). CKSS owns Central Pacific Plaza, in which the Company's and Bank's headquarters and main office are located. CKSS also developed the Kaimuki Plaza, in which one of the Bank's branch offices is located. In addition, CPB Properties owns the properties on which one of the Bank's branch offices and the Bank's operations center are located, as well as the property underlying the Kaimuki Plaza. See "ITEM 2. PROPERTIES."

	The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is
(808) 544-0500.

Banking Services

	The Bank is a full-service commercial bank which currently has 21 banking offices located throughout the State of Hawaii.
Its administrative and main office is located in Honolulu, and there are 16 other branches located in the City and County of Honolulu on the island of Oahu. In addition, the Bank maintains one branch on the island of Maui and two branches on each of the islands of Hawaii and Kauai. In 1994, the Bank opened its twentieth branch office in Kailua and its twenty-first and first in-store branch at the Times Supermarket in Royal Kunia, both on the island of Oahu.

	Through its network of banking offices, the Bank emphasizes personalized services and offers a full range of banking services to small- and medium-sized businesses, professionals and individuals in Hawaii.

	The Bank offers a variety of deposit instruments. These include personal and business checking accounts and savings accounts, including interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit.

	The Bank engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans, with particular emphasis on loans with short- to medium-term maturities and adjustable interest rates. The Bank offers inventory and accounts receivable financing, furniture, fixture and equipment financing, short-term operating loans, and commercial real estate and construction loans. Consumer loans include home equity lines of credit, loans for automobiles, home improvement, debt consolidation, personal and professional lines of credit and other installment and term loans for other personal needs.

	The Bank also provides specialized services designed to attract and service the needs of commercial customers and account holders. These services include cash management services, merchant windows, travelers' checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

	The Bank's Trust Division, which was established in 1993, offers management, asset custody and general consultation and planning services for individuals. It accepts a variety of accounts including revocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

	The Bank offers VISA and MasterCard credit card services to its customers. Credit card transactions are cleared through Bancard Association of Hawaii, Inc. ("BAHI"), a Hawaii corporation, jointly owned by the Bank and two other Hawaii banks. BAHI does not operate at a profit or provide the Bank with a source of income, and the Bank's investment in, and payment of operating expenses to, BAHI is not a material amount. The Bank also offers CHECK CARD, a debit card service, to its customers.

	The Bank is a member of the Plus ATM Network. The related capital investment was not a material amount. The Bank also offers an Infoline service, providing telephonic account information, bill payment and funds transfer services.

Market Area and Competition

	The Bank competes in the financial services industry mainly targeting the retail and small to midsized businesses. The market is highly competitive with 7 commercial banks, 7 savings and loans and numerous credit unions and finance companies operating in the State of Hawaii. The two largest banks in the state are pursuing aggressive strategies to increase market share and to deliver new services. Bancorp Hawaii, Inc. had over $12.5 billion in total assets at year end 1994. Based on call report data filed with the FDIC, Bank of Hawaii, the subsidiary bank, maintains approximately 56% of the assets held by banks in the State of Hawaii.

	First Hawaiian, Inc. is the second largest bank holding company with over $7.5 billion in assets at year end 1994. Based on call report data filed with the FDIC, First Hawaiian Bank, the subsidiary bank, has approximately a 31% share of the commercial banking market.

	Based on call report data filed with the FDIC, the Bank is the third largest bank with market share of approximately 7%. At $1.4 billion in assets, the Bank is building its position in the marketplace as a "midsize" bank which is large enough to provide a wide range of banking services and small enough to provide personalized service. The two large banks tend to lead the market with respect to new products and pricing. The Bank competes by offering proven products with superior service levels at competitive prices.

	The Bank has a distribution network of 21 branches and has a strong capital base to enable expansion opportunities in its quest to better serve its targeted market of retail customers and small to medium-sized businesses. With recent consolidation in the financial industry, competition has intensified. Bank of America-Hawaii purchased Honfed Savings Bank in 1992 and Liberty Bank in 1994 and is fast becoming a trend setter in the Hawaiian financial services industry by offering innovative services such as supermarket banking and products to enhance relationship banking. The larger institutions are very focused in the business banking and personal banking areas, while leveraging their large branch and electronic banking networks to attract retail customers.

	The Bank faces substantial competition for deposits and loans throughout its market areas. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as investment and international banking services, which the Bank does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Neither the deposits nor loans of any office of the Bank exceed 1% of the aggregate loans or deposits of all financial intermediaries located in the counties in which such offices are located. See "ITEM 1. BUSINESS - Effect of Governmental Policies and Recent Legislation."

Effect of Governmental Policies and Recent Legislation

	Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

	The commercial banking business is not only affected by general economic conditions but also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

	From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Hawaiian legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS - Supervision and Regulation."


Supervision and Regulation

	Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.


	The Company

	The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

	The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

	Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

	The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

	The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

	Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

	The Bank

	The Bank, as a Hawaii state-chartered bank, is subject to primary supervision, periodic examination and regulation by the Hawaii Commissioner of Financial Institutions ("Commissioner") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a Hawaii state-chartered bank would result in a revocation of the bank's charter. The Commissioner has many of the same remedial powers. The Bank has never been the subject of any such actions by the FDIC or the Commissioner.

	The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS - Supervision and Regulation - Premiums for Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

	Various requirements and restrictions under the laws of the State of Hawaii and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

	The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See
"ITEM 1. BUSINESS - Supervision and Regulation - Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of Hawaii law, insofar as they do not conflict with or are not preempted by federal banking law.

	Various other requirements and restrictions under the laws of the United States and the State of Hawaii affect the operations of the Bank. Federal and Hawaii statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."


	Restrictions on Transfers of Funds to the Company by the Bank

	The Company is a legal entity separate and distinct from the Bank and its subsidiaries.

	There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank.
Hawaii law provides that a state-chartered bank may not declare or pay any dividend in an amount greater than its undivided profits then on hand, deducting therefrom all losses; all debts, unless the same are well secured, in which interest for a period of one year is unpaid and debts upon which final judgment has been recovered but has been for more than one year unsatisfied and on which interest for a period of one year is unpaid, unless the same are well secured; all assets which a banking examiner may have required to be charged off; and all expenses, interest, taxes, and depreciation.

	The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

	At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. At December 31, 1994, the Bank had $73.8 million in retained earnings available for the payment of cash dividends.

	The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts.
Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."


	Capital Standards

	The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

	A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

	In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to
total assets is 3%.   For all banking organizations not rated in
the highest category, the minimum leverage ratio must be at least
100 to 200 basis points above the 3% minimum, or 4% to 5%.    In
addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

	The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off-balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate risk exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed
100 basis point parallel shift in market interest rates.
However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

	Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

	In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful;
(c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

	Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, "Accounting for Income Taxes."  See "ITEM 1.  BUSINESS
- Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of
(i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations. See Notes 1 and 19 to the Company's Consolidated Financial Statements in the 1994 Annual Report to Shareholders which is incorporated herein by reference. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

	The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1994.

                             December 31, 1994
                                  Actual
                             Amount      Ratio      Minimum
                                                    Capital
                                                Requirement

                          (Dollars in thousands)

Leverage capital           $113,621       8.28%        3.00%
Tier 1 risk-based           113,621      10.11         4.00
capital
Total risk-based            127,715      11.37         8.00
capital ratio

	Prompt Corrective Action and Other Enforcement Mechanisms

	Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

	In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                      "Adequately capitalized"
Total risk-based capital of 10%;        Total risk-based capital
Tier 1 risk-based capital of 6%; and    of 8%;
Leverage ratio of 5%.                   Tier 1 risk-based capital
                                        of 4%; and Leverage ratio
                                        of 4%.


"Undercapitalized"                     "Significantly
Total risk-based capital less than     undercapitalized"
8%; Tier 1 risk-based capital less     Total risk-based capital
than 4%; or Leverage ratio less than   less than 6%; or Tier 1
4%.                                    risk-based capital less
                                       than 3%; or Leverage
                                       ratio less than 3%.


"Critically undercapitalized"
Tangible equity to total assets less
than 2%.

	An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

 	The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

	An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

	Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

	In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.


	Safety and Soundness Standards

	On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

	In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

	Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals.
However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.


	Premiums for Deposit Insurance

	Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

	The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of 4 cents per $100 of deposits to 31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.


	Interstate Banking and Branching

	On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

	The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

	There is no current Hawaii law that permits interstate banking in Hawaii. Hawaii law permits limited reciprocal banking between Hawaii and Guam, American Samoa, the Federated States of Micronesia, the Republic of Palau, the Commonwealth of the Northern Marianas and the Republic of the Marshall Islands. Legislation has been introduced in the Hawaii legislature to make necessary changes to Hawaii law to harmonize it with the interstate banking legislation passed by Congress.

	The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.


	Community Reinvestment Act and Fair Lending Developments

	The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations, but no final regulation has yet been approved.


	On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.
The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.


	Accounting Changes

	In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which became effective for fiscal years beginning after December 31, 1992, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Adoption by the Company of SFAS No. 109 did not have a material impact on the Company's results of operations.

	In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS
No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank. The disclosure required by SFAS No. 107 at December 31, 1994 is presented in Note 24 to the Company's Consolidated Financial Statements. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Company or its ability to raise funds in the financial markets.

	In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118 in October 1994. SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by the fair value of the collateral if the loan is collateral dependent or if foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

	SFAS No. 118 amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. Although earlier application is encouraged, it is not required. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114.
The Company adopted SFAS No. 114 and 118 as of January 1, 1995.
The effects of the new accounting pronouncements were not material.

	In May 1993, the FASB issued SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The statement is effective for financial statements for calendar year 1994, but may be applied to an earlier fiscal year for which annual financial statements have not been issued. The Company adopted SFAS No. 115 as of January 1, 1994. The effects of adoption of SFAS No. 115 are set forth in Note 1 to the Company's Consolidated Financial Statements. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	In October 1994, the FASB issued SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of
Financial Instruments."  SFAS No. 119 amends SFAS No. 105,
"Disclosures of Information about Financial Instruments with Off-Balance-Sheet
 Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 119 requires the disclosure of comparable information for options and other similar financial instruments that previously were not within the scope of SFAS
No. 105. SFAS No. 119 defines a "derivative" financial instrument as a future, forward, swap, option contract or other financial instrument with similar characteristics. The Bank does not use futures, forwards, swaps or option contracts either for trading or for any other purposes, with the exception of a limited amount of foreign exchange forward contracts used to satisfy customer and operational needs. Foreign exchange forward contracts outstanding at December 31, 1994 and 1993 were not material.


Employees

	At January 31, 1995, the Company employed 570 persons, 559 on a full-time basis and 11 on a part-time basis. Management of the Company believes that it has favorable employee relations.
The Company is not a party to any collective bargaining agreement.

Selected Statistical Information

	The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company and the Bank. These tables should be read in conjunction with the information contained in "ITEM 6. SELECTED FINANCIAL DATA," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Loan Portfolio

	Total loans grew to $992.0 million at the end of 1994, compared with $945.8 million at the end of 1993 and $901.6
million at the end of 1992.   Increases in average loan volumes
were recorded in the commercial, financial, and agricultural and real estate-construction and mortgage loan categories.

	The Bank emphasizes residential and commercial mortgage loans, business loans to middle-market companies and professionals and consumer installment loans. Its marketing strategy for generating new loans includes a business calling program which requires officers at all levels to make client development visits to local businesses each month. In addition, the Bank uses television, radio, print and direct mail marketing.

	A significant portion of the Bank's loan portfolio is secured by real estate. Management believes that the Bank's underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. However, due to the slowdown in the Hawaiian economy, delinquencies and charge-offs during 1994 increased over the previous year. Continued recessionary conditions in Hawaii may further negatively impact the Bank's real estate collateral and adversely impact the level of nonperforming loans and provision for loan losses in the future. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses," "-- Nonperforming Assets" and "-- Financial Condition."

	At December 31, 1994, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

	The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I.  Loans By Categories

                                                        December 31,
                          ----------------------------------------------------------------
                            1994           1993        1992         1991           1990
                          ---------      ---------   ---------    ---------     ----------
                                                   (Dollars in thousands)

Commercial, financial
  and agricultural         $387,303       $374,052    $356,028     $322,974       $251,702

Real estate --
  construction               35,876         22,080      25,191       21,917         16,101

Real estate --
  mortgage                  501,941        481,043     439,352      395,498        351,646

Installment                  66,848         68,593      80,994       95,277         96,132
                          ---------      ---------   ---------    ---------      ---------
Total loans                 991,968        945,768     901,565      835,666        715,581

Allowance for
  loan losses                18,296         17,131      15,378       13,849         11,687
                          ---------      ---------   ---------    ---------      ---------
    Net loans              $973,672       $928,637    $886,187     $821,817       $703,894
                          =========      =========   =========    =========      =========

	Commercial, Financial and Agricultural. Loans in this category include loans primarily to small and middle market businesses and professionals located in Hawaii. Although the Bank typically looks to the borrower's business as the principal source of repayment, $176.4 million of the loans within this category at December 31, 1994 had real estate as their primary collateral. The Bank's agricultural loans at December 31, 1994 totaled $10,400.

	Real Estate - Construction. Real estate - construction loans increased to $35.9 million at the end of 1994 from $22.1 million at the end of 1993 and $25.2 million at the end of 1992. The majority of the construction loans provided by the Bank in this category were used for residential development projects.

	Real Estate - Mortgage. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of residential mortgages for the higher-priced homes because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires higher than normal equity to loan ratios for loans secured by such homes.

	The major components of the Bank's portfolio of commercial, industrial and other mortgage loans at December 31, 1994 included $93.7 million for stores and offices, $53.4 million for warehouses and industrial buildings, $36.4 million for apartment buildings with 5 or more units and $11.0 million for hotels. Mortgage loans held for sale at December 31, 1994 totalled $8.8 million.

		The following table sets forth certain information with respect to the composition of the
Bank's Real Estate - Mortgage loan portfolio as of the dates indicated.


Table II.  Mortgage Loan Portfolio Composition
                                              December 31,
                    1994                1993                1992                1991
               Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
               ------  -------     ------  -------    -------  -------     ------  -------
                                                            (Dollars in thousands)
Residential:
  1-4 units   $280,923   56.0%    $265,694   55.2%    $265,037   60.3%    $246,300   62.3%
  5 or more
  units          3,296    0.6        3,908    0.8        5,259    1.2        5,922    1.5
Commercial,
 industrial
 and other     217,722   43.4      211,441   44.0      169,056   38.5      143,276   36.2
               -------   ----      -------   ----      -------   ----      -------   ----

  Total       $501,941  100.0%    $481,043  100.0%    $439,352  100.0%    $395,498  100.0%
              ========  ======    ========  ======    ========  ======    ========  ======


                    1990
               Amount  Percent
              _______  _______

Residential:
  1-4 units   $229,992   65.4%
  5 or more      3,761    1.1
  units
Commercial,
 industrial
 and other     117,893   33.5
               -------   ----

  Total       $351,646  100.0%
              ========  ======


	Installment Loans.  The following table sets forth the primary components of the Bank's Installment loan portfolio as of the dates indicated.

Table III.  Installment Loan Portfolio Composition

                                              December 31,
                    1994                1993                1992                1991
               Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
               ------  -------     ------  -------    -------  -------     ------  -------
                                                            (Dollars in thousands)
Automobile    $ 27,786   41.6%    $ 26,357   38.4%    $ 32,717   40.4%    $ 38,919   40.8%
Credit cards
 and related
 plans          19,612   29.3       19,626   28.6       20,393   25.2       20,678   21.7
Other           19,450   29.1       22,610   33.0       27,884   34.4       35,680   37.5
              --------  ------    --------   -----    --------   -----    --------  -----

  Total       $ 66,848  100.0%    $ 68,593  100.0%    $ 80,994  100.0%    $ 95,277  100.0%
              ======== =======    ========  ======    ======== =======    ========  ======



                    1990
               Amount  Percent
              _______  _______

Automobile    $ 40,397   42.0%
Credit cards
 and related
 plans          20,643   21.5
Other           35,092   36.5
               -------  -----
  Total       $ 96,132  100.0%
              ======== =======
/TABLE

Maturities and Sensitivities of Loans to Changes in Interest Rates

	The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 1994. The table excludes real estate loans (other than construction loans) and installment loans.


Table IV.  Maturity Distribution of Commercial and Construction Loans

                                    Maturing
                      ---------------------------------
                                  Over One
                      One Year     Through         Over
                       or Less  Five Years   Five Years       Total
                      --------  ----------   ----------   ---------
                          (Dollars in thousands)
Commercial, financial
  and agricultural    $221,770     $88,705      $76,828    $387,303

Real estate --
 construction           27,082       6,983        1,811      35,876
                      --------     -------      -------    --------
Total                 $248,852     $95,688      $78,639    $423,179
                      ========    ========     ========    ========


	The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans

                               Maturing
                   -----------------------
                      Over One
                       Through        Over
                    Five Years  Five Years        Total
                    ----------  ----------   ----------
                          (Dollars in thousands)

With fixed
interest rates         $26,016     $16,881     $ 42,897

With variable
interest rates          69,672      61,758      131,430
                       -------     -------      -------
Total                  $95,688     $78,639     $174,327
                       =======     =======     ========



Allowance for Loan Losses

	The allowance for loan losses is maintained at a level considered adequate to provide for potential losses on loans and other extensions of credit, including off-balance sheet credit exposures. The adequacy of the allowance for loan losses is based upon mangement's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience.

	During 1994, $3.3 million was provided for loan losses compared to $3.2 million in 1993 and $2.7 million in 1992. In 1994, the Bank experienced a net charge-off of $2.1 million, compared with net charge-offs of $1.4 million and $1.2 million in 1993 and 1992, respectively. The allowance for loan losses at December 31, 1994 was $18.3 million, compared to $17.1 million at December 31, 1993 and $15.4 million at December 31, 1992. The ratio of allowance for loan losses to total loans was 1.84%, 1.81% and 1.71% at December 31, 1994, 1993 and 1992, respectively.

	Management believes that the allowance for loan losses at December 31, 1994 was adequate to absorb known and inherent risks in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
-- Provision and Allowance for Loan Losses" and "-- Nonperforming Assets."

	The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI.  Allowance for Loan Losses

                               Year Ended December 31,
                        1994      1993      1992      1991      1990
                      --------  --------  --------  --------  --------
                               (Dollars in thousands)
Average amount of
 loans outstanding    $947,433  $911,611  $865,316  $771,870 $630,836
Allowance for
 average loans:
 Balance at
 beginning of year    $ 17,131  $ 15,378  $ 13,849  $ 11,687 $  9,453
                      --------  --------  --------  -------- --------
Charge-offs:
Commercial,
 financial and
 agricultural            1,239       475       654        --       --
Real Estate --
 construction               --        --        --        --       --
Real Estate --
 mortgage                  778       557       159        --       --
Installment                502       610       551       391      274
                      --------  --------  --------  -------- --------
  TOTAL                  2,519     1,642     1,364       391      274
                      --------  --------  --------  -------- --------
Recoveries:
Commercial,
 financial and
 agricultural              160        --        60        --      250
Real Estate --
 construction               --        --        --        --       --
Real Estate --
 mortgage                   32        --        --        --       --
Installment                192       195       133       153      158
                      --------  --------  --------  --------  --------
 TOTAL                     384       195       193       153      408
Net loans charged
 off (recovered)         2,135     1,447     1,171       238     (134)
                      --------  --------  --------  -------- --------
Provision charged
 to operations           3,300     3,200     2,700     2,400     2,100
                      --------  --------  --------  --------  --------
Balance at end
 of year               $18,296   $17,131   $15,378   $13,849   $11,687
                      ========  ========  ========  ========  ========


Ratios:
Allowance for
 loan losses to
 loans outstand-
 ing at end of
 period                  1.84%     1.81%     1.71%     1.66%    1.63%
Net loans charged
 off (recovered)
 during period to
 average amount of
 loans outstanding        .23%      .16%      .14%      .03%    (.02%)


	Over the five-year period ended December 31, 1994, the allocation of the allowance for loan losses for the largest loan category, real estate mortgage loans, and the allocation for commercial, financial and agricultural loans increased steadily to correspond with increases in the total volume of loans and the level of loan losses in these categories. The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment. The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII.  Allocation of Allowance for Loan Losses

                            1994                1993                1992                1991                1990
                            Percent             Percent             Percent             Percent             Percent
                           of loans            of loans            of loans            of loans            of loans
                            in each             in each             in each             in each             in each
                Allowance  category Allowance  category Allowance  category Allowance  category Allowance  category for loan  to total  for loan  to total  for loan  to total  for loan  to total  for loan  to total
                  losses      loans    losses     loans    losses     loans    losses     loans    losses     loans
                ---------  -------- ---------  -------- ---------  -------- ---------  -------- ---------  --------
Commercial,
  financial and
  agricultural    $11,700     39.1%   $10,500     37.5%   $10,500     39.5%   $10,000     38.7%   $ 9,000     35.2%

Real estate --
  construction        500      3.6        400      2.3        400      2.8        300      2.6         --      2.3

Real estate -
  mortgage          4,700     50.6      4,200     52.9      2,500     48.7      1,500     47.3        900     49.1

Installment         1,100      6.7      1,800      7.3      1,800      9.0      1,800     11.4      1,600     13.4

Unallocated           296      N/A        231      N/A        178      N/A        249      N/A        187      N/A
                   ------    -----     ------     ----    -------     ----    -------     ----    -------     ----
  TOTAL           $18,296    100.0%   $17,131    100.0%   $15,378    100.0%   $13,849    100.0%   $11,687    100.0%
                  =======   =======   =======   =======   =======    ======   =======    ======   =======    ======

Investment Portfolio

	The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.



Table VIII.  Distribution of Investment Securities

                                                      December 31,
                            ---------------------------------------------------------
                                          1994                  1993           1992
                            ---------------------------     ----------     ----------
                                Held-to-     Available-
                                Maturity       for Sale
                               (at Amor-  (at Estimated
                             tized Cost)    Fair Value)
                                                 (Dollars in Thousands)
U.S. Treasury and other
 U.S. Government agencies       $148,213        $66,949       $211,932       $190,305

States and political
 subdivisions                     13,885             --         21,334         13,967

Other                                 --             --         17,402         26,630
                                --------        -------       --------       --------

Total investment
securities                      $162,098        $81,690       $250,668       $230,902
                                ========        =======       ========       ========



	The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 1994. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 1994.

Maturity Distribution of Investment Portfolio

	The following table sets forth the maturity distribution of the investment portfolio at December 31, 1994.

Table IX.  Maturity Distribution of Investment Portfolio
                                                  Weighted
Type and Maturity Grouping             Book       Average
                                       Value    Yield(1)<F1>
                                     --------   ------------
                                       (Dollars in thousands)
Held-to-Maturity Portfolio
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $ 33,508         5.890%
  After one but within five years     105,526         5.161
  After five but within ten years       7,052         7.925
  After ten years                       2,127         5.608
                                     --------
  Total U.S. Treasury and other       148,213         5.464
        U.S. Government agencies     --------

States and political subdivisions:
  Within one year                       6,557         6.600
  After one but within five years       4,752         6.220
  After five but within ten years          --            --
  After ten years                       2,576         5.710
        Total states and political   --------
        subdivisions                   13,885         6.305
                                     --------
Other:
  Within one year                          --            --
  After one but within five years          --            --
  After five but within ten years          --            --
  After ten years                          --            --
                                      -------
        Total other                        --            --
                                      -------
Total held-to-maturity
  portfolio                           162,098         5.536
                                      -------         -----

Available-for-Sale Portfolio
U.S. Treasury and other
U.S. Government agencies:
  Within one year                          --            --
  After one but within five years      40,254         6.367
  After five but within ten years      10,347         4.922
  After ten years                      16,348         4.956
                                     --------
    Total U.S. Treasury and other      66,949         5.799
      U.S. Government agencies       --------

States and political subdivisions:
  Within one year                          --            --
  After one but within five years          --            --
  After five but within ten years          --            --
  After ten years                          --            --
        Total states and political   --------
        subdivisions                       --            --
                                     --------

Other:
  Within one year                          --            --
  After one but within five years          --            --
  After five but within ten years          --            --
  After ten years                      14,741         6.281
                                     --------
        Total other                    14,741         6.281
                                     --------
Total available-for-sale portfolio     81,690         5.886
                                     --------
Total investment securities          $243,788         5.653%
                                     ========        =======

<F1>(1)	Weighted average yield is computed on an annual basis and
yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.


Deposits

	The Bank competes for deposits in Hawaii principally by providing quality customer service at its branch offices. The Bank, over the years, has developed a relatively large and stable base of core deposits which consists of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. The Bank does not purchase brokered deposits.

	Total deposits at December 31, 1994, 1993, and 1992 were $1,081.9 million, $1,078.3 million and $1,074.1 million, respectively. Deposits increased in 1994 by 0.3% compared with the 0.4% growth recorded for 1993. Interest-bearing deposits, excluding time deposits of $100,000 and greater, decreased by 0.6% in 1994 and 0.4% in 1993. Noninterest-bearing deposits decreased by 9.7% in 1994 and 2.5% in 1993. The Bank's ratio of core deposits to total deposits was 81.2% at December 31, 1994, 83.5% at December 31, 1993 and 84.5% at December 31, 1992. Time deposits of $100,000 and greater increased by 14.1% to $203.2 million in 1994 over the $178.1 million in 1993, which increased by 7.2% over the $166.2 million in 1992. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition."

	The following table sets forth information regarding the average monthly deposits and the average rate paid for certain deposit categories for each of the periods indicated. Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits

                                               Year ended December 31,
                         ----------------------------------------------------------
                                1994                 1993               1992
                         ------------------  ------------------  ------------------
                                    Average             Average             Average
                          Average     Rate    Average     Rate    Average     Rate
                          Balance     Paid    Balance     Paid    Balance     Paid
                         --------   -------  --------   -------  --------   -------

Noninterest-bearing
   demand deposits       $152,941       --%  $152,643       --%  $147,156       --%
Interest-bearing
  demand deposits         104,847     1.36    100,577     1.58     94,869     2.58
Savings and money
  market deposits         459,282     2.45    448,921     2.74    422,655     3.81
Time deposits             347,906     3.69    335,127     3.79    351,627     4.93
                         --------            --------            --------
 TOTAL                 $1,064,976     2.40 $1,037,268     2.56 $1,016,307     3.94
                      ===========          ==========          ==========

	The remaining maturities of the certificates of deposit in denominations of $100,000 or greater are set forth in the following table.

XI.  Remaining Maturities of Large Certificates of Deposit

                                        December 31, 1994
                                     (Dollars in thousands)
Three months or less                     $86,870
Over three through six months             61,480
Over six through twelve months            43,197
Over twelve months                        11,702
                                         -------
   Total                                $203,249
                                        ========



ITEM 2.  PROPERTIES

	The executive offices of the Company and the Bank are located at 220 South King Street, Honolulu, Hawaii 96813.

	All Bank properties, except for the properties in which the Hilo and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2019, and, in most instances, include options to renew. For the year ended December 31, 1994, net rent expense under these leases aggregated $4.1 million. For additional information relating to lease rental expense and commitments, see Note 17 to the Company's Consolidated Financial Statements in the 1994 Annual Report which is incorporated herein by reference.

	CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima Development Corporation, a general partner, Sumitomo Corporation and Sumitomo Corporation of America, limited partners. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets, which now serves as the Company's and the Bank's headquarters. The building contains 201,865 square feet of rentable space of which approximately 57,000 square feet are occupied by the Company. CKSS carried the building complex on its books at a net book value of $25.8 million as of December 31, 1994. To finance the building, CKSS entered into loan agreements with The Sumitomo Bank, Limited ("Sumitomo") and the Bank, whereby Sumitomo agreed to lend $20.0 million and the Bank agreed to lend $4.0 million to CKSS. Both loans are secured by real estate and are due on November 18, 1996. As of December 31, 1994, the Bank had advanced pursuant to this loan agreement the sum of $0.6 million. As of the same date, Sumitomo had advanced pursuant to its loan agreement the sum of $11.0 million. The average interest rate at December 31, 1994 was 7.20%. The investment in CKSS is carried on the books of the Company under the equity method of accounting. See Notes 1 and 7 to the Company's Consolidated Financial Statements in the 1994 Annual Report which is incorporated herein by reference.

	In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS will develop a 4-story office building (the "Kaimuki Plaza").

	On April 30, 1993, CKSS and the Bank entered into a building loan agreement to borrow up to $10.7 million at .75% above LIBOR to finance the Kaimuki Plaza. At December 31, 1994, the Bank had advanced $9.0 million pursuant to this loan agreement. The average interest rate at December 31, 1994 was 6.68%.

	In November 1994, the Bank entered a 25-year lease agreement with CKSS to lease office space in the Kaimuki Plaza for its Kaimuki Branch. The lease is effective from November 1, 1994 through October 31, 2019.

	The Bank holds title to the land and building in which the Hilo branch office is situated. CPB Properties holds title to a portion of the land and the building in which the Moiliili branch office is situated. CPB Properties also holds title to the land on which the operations center is located. There are no encumbrances with respect to these properties.

ITEM 3.  LEGAL PROCEEDINGS

	The Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1994.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

	The following table sets forth, as of February 28, 1995, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at their pleasure.

                        Principal Occupation
Name and Position       During Past Five Years              Age

Yoshiharu Satoh         Chairman of the Board and Chief     66
Chairman of the Board   Executive Officer, Central
and Chief Executive     Pacific Bank (1988-Present);
Officer                 Chairman of the Board, CPB
                        Properties, Inc. (1983 - Present)

Joichi Saito            President and Chief Operating       59
President               Officer, Central Pacific Bank
                        (1989 - Present)

Naoaki Shibuya          Executive Vice President of Bank    53
Executive               (1993-preent); Executive Vice
Vice President          President of The Sumitomo Bank of
                        California (1989-1993)

Austin Y. Imamura       Executive Vice President            48
Vice President and      and Secretary, Central Pacific
Secretary               Bank (1991 - Present); Senior Vice
                        President and Secretary, Central
                        Pacific Bank (1991); Senior Vice
                        President, Central Pacific Bank
                        (1987 - 1991)

Neal K. Kanda           Executive Vice President and        46
Vice President and      Controller, Central Pacific Bank
Treasurer               (1993 - Present); Senior Vice
                        President and Controller, Central
                        Pacific Bank (1990 - 1993); Vice
                        President and Controller, Central
                        Pacific Bank (1989 - 1990)


                              PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

	For information concerning the market for the Company's common stock and related shareholder matters, see "Common Stock Price
Range and Dividends" contained in the 1994 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS --
Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank."

ITEM 6.  SELECTED FINANCIAL DATA

	For selected financial data concerning the Company, see
"Selected Consolidated Financial Data" contained in the 1994 Annual Report, which is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For Management's discussion and analysis of financial condition and results of operations, see, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1994 Annual Report, which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	For financial statements of the Company, see the 1994 Annual Report, which is incorporated herein by reference, and the "Independent Auditors' Report" thereon. See "ITEM 14. EXHIBITS,
FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K. For information concerning executive officers of the Company, see "ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT."


ITEM 11.  EXECUTIVE COMPENSATION

	Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

	Information concerning security ownership of certain beneficial owners and Management is incorporated by reference from the sections entitled "Principal Shareholders," and "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.


                              PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

	(a)	Financial Statements and Schedules

		(1) The following financial statements included in the registrant's 1994 Annual Report to Shareholders are incorporated herein by reference. Page number references are to page numbers in the 1994 Annual Report.

                                                             Page

CPB Inc. and Subsidiary:

Independent Auditors' Report                                   35

Consolidated Balance Sheets at December 31, 1994
and 1993                                                       18

Consolidated Statements of Income for the Years
Ended December 31, 1994, 1993, and 1992                        19

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 1994, 1993
and 1992                                                       20

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1994, 1993 and 1992                         21

Notes to Consolidated Financial Statements                     22

	(2)	All schedules are omitted because they are not
applicable, not material or because the information is included in the financial statements or the notes thereto.

	(b)	Reports on Form 8-K

	The Company filed no reports on Form 8-K during the last quarter of 1994.

	(c)	Exhibits

	See Index to Exhibits included in this Annual Report on Form
10-K.


                             SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Dated:  March 27, 1995.

                                   CPB INC.
                                   (Registrant)


                                   By /s/ Yoshiharu Satoh
                                   YOSHIHARU SATOH
                                   Chairman of the Board and
                                   Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                      Title             Date


/s/ Yoshiharu Satoh       Chairman of the Board,   March 29, 1995
Yoshiharu Satoh           Chief Executive Officer
                          (Principal Executive
                          Officer), Director


/s/ Joichi Saito          President, Director      March 29, 1995
Joichi Saito


/s/ Neal K. Kanda         Vice President,          March 29, 1995
Neal K. Kanda             Treasurer
                          (Principal Financial
                          Officer, Principal
                          Accounting Officer)


/s/ Paul Devens           Director                 March 29, 1995
Paul Devens


/s/ Alice F. Guild        Director                 March 29, 1995
Alice F. Guild


/s/ Dennis I. Hirota      Director                 March 29, 1995
Dennis I. Hirota, Ph.D.


/s/ Stanley Hong          Director                 March 29, 1995
Stanley Hong


                          Director                 March __, 1995
Kensuke Hotta


                          Director                 March __, 1995
Daniel M. Nagamine


/s/ Naoaki Shibuya        Director                 March 29, 1995
Naoaki Shibuya

                          INDEX TO EXHIBITS

Exhibit No.	Document
 3.1         Articles of Incorporation of CPB Inc., as
             amended<F1>

 3.2         Amended Bylaws of CPB Inc.<F2>

10.3         Limited Partnership Agreement of CKSS Associates
             Limited Partnership dated July 10, 1981 and among
             CPB Properties, Inc., Kajima Hawaii Corporation,
             Sumitomo Corporation and Sumitomo Corporation of
             America<F3>

10.9         CPB Inc. 1986 Stock Option Plan, as amended<F4>

10.10        Lease dated February 1, 1983 by and between CKSS
             Associates and Central Pacific Bank, as amended by First Amendment of Lease between CKSS Associates and
             Central Pacific Bank dated March 3, 1984, as amended by Second Amendment of Lease between CKSS Associates and Central Pacific Bank dated April 3, 1987, as amended by Third Amendment of Lease between CKSS
             Associates and Central Pacific Bank dated
             September 24, 1992.<F2>

10.11        Share Purchase Agreement dated as of November 20,
             1986 by and among The Sumitomo Bank, Limited and CPB
             Inc.<F2>

10.16        Split Dollar Life Insurance Plan<F5>

10.17.1 Loan Agreement dated as of November 8, 1991 by and between American Trust Co. of Hawaii, Inc., as
             Trustee and The Sumitomo Bank, Limited, Los Angeles
             Branch<F5>

10.17.2      $2,000,000 Promissory Note dated November 8,
             1991<F5>

10.17.3 Collateral Agreement dated as of November 8, 1991 by and among The Sumitomo Bank, Limited, Central
             Pacific Bank and CPB Inc.<F5>

10.17.4      Annual Contributions Agreement dated as of November
             8, 1991 by and between American Trust Co. of Hawaii,
             Inc. and Central Pacific Bank<F5>

10.17.5 Guaranty Agreement dated as of November 8, 1991 by and between The Sumitomo Bank, Limited, Los Angeles
             Branch and CPB Inc.<F5>

10.17.6      Stock Purchase Agreement by and between American
             Trust Co. of Hawaii, Inc. and CPB Inc.<F5>

10.18        Common Stock Purchase Warrants issued November 13,
             1991 to The Sumitomo Bank, Limited<F5>

10.19        Central Pacific Bank and Subsidiaries 1994 Annual
             Executive Incentive Plan<F6>

13           Annual Report to Shareholders for the year ended
             December 31, 1994 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)

21           Subsidiaries of CPB Inc.

23           Accountants' Consent

27           Financial Data Schedules

99 Proxy Statement for Annual Meeting of Shareholders to be held on April 25, 1995


<F1>         Filed as Exhibit 3.1 to registrant's Registration
         Statement on Form S-2 (Registration No. 33-27575) filed with the Securities and Exchange Commission on March 17, 1989, which are incorporated herein by this reference.

<F2>         Filed as Exhibits 3.2, 10.10, 10.16 and 10.18 to the
              registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

<F3>         Filed as Exhibit 10.7 to registrant's Registration
              Statement on Form S-14 (Registration No. 2-76608), filed with the Securities and Exchange Commission on March 23, 1982, which are incorporated herein by this reference.

<F4>         Filed as Exhibit 28.1 to registrant's Registration
              Statement on Form S-8 (Registration No. 33-11462), filed with the Securities and Exchange Commission on January 22, 1987, which is incorporated herein by this reference.

<F5>              Filed as Exhibits 10.16, 10.17.1, 10.17.2,
10.17.3,
              10.17.4, 10.17.5, 10.17.6 and 10.18, respectively,
              to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

<F6>	Filed as Exhibit 10.19 to Registrant's Annual Report
              on Form 10-K for the fiscal year ended December 31, 1992, filed with the Securities and Exchange
              Commission on March 30, 1993.