Form 10-Q
period 1995-03-31
CPB INC
filed 1995-05-12
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   X Yes      No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value, $1.25 Stated Value;

Outstanding at March 31, 1995 - 5,235,331 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
  Consolidated Balance Sheets - March 31, 1995 and
     December 31, 1994                                      F-1
  Consolidated Statements of Income - Three months ended
     March 31, 1995 and 1994                                F-2
  Consolidated Statements of Cash Flows - Three months ended
     March 31, 1995 and 1994                                F-3
  Notes to Consolidated Financial Statements                F-4

Item 2.   Management's Discussion and Analysis of Financial
Condition   and Results of Operations

Overview

  CPB Inc. (the "Company") posted first quarter 1995 net income of $3.442 million, increasing by 10.1% from the $3.126 million earned in the first quarter of 1994. The increase in net income reflects expenses of approximately $915,000 recognized during the first quarter of 1994 related to the Voluntary Early Retirement Program (the "VERP") which was offered to qualified employees of Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company (refer to "Results of Operations -- Other Operating Expense"). As of March 31, 1995, total assets of $1,387.3 million increased by $5.8 million or 0.4%, net loans of $991.2 million increased by $17.5 million or 1.8%, and total deposits of $1,117.7 million increased by $35.8 million or 3.3% when compared with year-end 1994.

  The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                                       Three Months Ended March 31,
                                          1995      1994

Annualized return on average assets       1.00%     0.96%

Annualized return on average
  stockholders' equity                   11.14%    10.86%

Earnings per share                        $0.66     $0.60

  The State of Hawaii's economy has demonstrated signs of recovery in certain sectors, with local construction activity, job counts and credit demand increasing during the first quarter of 1995. Year-to-date visitor counts for 1995 were comparable to 1994 levels, but monthly visitor counts for February and March of 1995 actually declined from prior year periods. The recent decline in tourism activity, vital to the health of the state's economy, is attributed in part to the effects of the earthquake in Kobe, Japan in early 1995 and the devaluation of the Mexican peso. Despite the recent downturn, the Hawaii Visitor Bureau has forecasted continued recovery in the travel industry, with projected increases in visitors from the Mainland U.S., Asia and the Pacific region. Home sales have declined substantially throughout the state compared to a year ago when mortgage interest rates were more attractive. Median sales prices of both single-family and condominium properties have also declined slightly from prior year levels. However, with the recent declines in market interest rates, moderately lower housing prices and the potential for increased foreign investment resulting from foreign exchange rate movements, local realtors and industry analysts anticipate a rebound in the real estate market in the second half of 1995. Management is hopeful that the economic turnaround will continue and will have a correspondingly positive impact on loan and deposit growth. Consequently, the results of operations of the Company for the remainder of 1995 will depend on the speed, strength and duration of the economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three months ended March 31, 1995 and 1994 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                            Three Months Ended March 31,
                                1995       1994
                           (Dollars in thousands)

Interest income              $26,014    $22,563
Interest expense              10,592      7,168
  Net interest income        $15,422    $15,395

Net interest margin            4.82%      5.15%

  Interest income increased by $3.5 million or 15.3% in the first quarter of 1995 as compared to the same period in 1994 due to the higher level of interest rates in 1995. Average interest earning assets of $1,280.3 million for the three months ended March 31, 1995 increased by $83.5 million or 7.0% over the first quarter of 1994, and the yield on interest earning assets for the first quarter of 1995 as compared to the same period in 1994 increased to 8.13% from 7.54%. The increase in yield was primarily attributable to the increase in market interest rates over the past year. Interest and fees on loans for the first three months of 1995 increased by $3.1 million or 16.3% over the same period in 1994, while average loans outstanding increased by 8.2%. The increase in interest and fees on loans reflects the higher level of interest rates, partially offset by a decrease of $488,000 in fees on loans and the impact of the increase in nonaccrual loans in the first quarter of 1995 as compared to the same period in 1994 (refer to Results of Operations -- Nonperforming Assets). Interest on Federal funds sold and securities purchased under agreements to resell for the first quarter of 1995 increased by $298,000, a 1027.6% increase, over the first quarter of 1994 due to a combination of the rise in short-term interest rates and an increase in average balances of approximately 500% during those periods.

  Interest expense for the first three months of 1995 increased by $3.4 million or 47.8% as compared to the same period in 1994, also a result of the upward interest rate trend experienced over the past year. The rate on interest-bearing liabilities for the first quarter of 1995 as compared to the same period in 1994 increased to 3.88% from 2.83%. Average interest-bearing liabilities of $1,092.2 million for the first quarter of 1995 increased by $78.9 million or 7.8% when compared to the first quarter of 1994. The rise in interest rates, coupled with increased competition for deposits, raised the cost of deposits. Meanwhile, the growth in loan demand, which outpaced the growth in deposits, led the Bank to seek higher-costing external sources of funds.

  As a result, net interest income for the first quarter of 1995 increased by $27,000 or 0.2%. Net interest margin, however, decreased to 4.82% from 5.15% during the same period as average interest-bearing liabilities and the average rate on those liabilities grew at a higher rate than average interest earning assets and their corresponding average yield. Due to the expectation of heightened competition for both loans and deposits, the Company anticipates a continued tightening of the net interest margin for the remainder of 1995 as loan spreads decline and funding costs rise.

Provision for Loan Losses
  The provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance to cover inherent losses. Such evaluation is based upon the Bank's loan loss experience and projections by loan category, the level and nature of current delinquencies and delinquency trends, the quality and loss potential of specific loans in the Bank's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, trends of loan growth and such other factors which, in Management's judgment, deserve recognition in the estimation of losses inherent in the Bank's loan portfolio.

  Provision for loan losses, loan charge-offs, recoveries, net loan charge-offs and the annualized ratio of net loan charge-offs to average loans and other real estate are set forth below for the periods indicated.

                            Three Months Ended March 31,
                                1995       1994
                            (Dollars in thousands)

Provision for loan losses       $825       $825

Loan charge-offs                $130       $158
Recoveries                        43         51
  Net loan charge-offs          $ 87       $107

Annualized ratio of net loan
  charge-offs to average loans
  and other real estate        0.03%      0.05%

  The provision for loan losses of $825,000 for the first quarter of 1995 was consistent with the same period in 1994 due to the lower level of net charge-offs during the current period. Net loan charge-offs of $87,000 and $107,000 for the first three months of 1995 and 1994, respectively, when expressed as an annualized percentage of average total loans and other real estate, were 0.03% and 0.05%, respectively. Substantially all loans charged off during the first quarter of 1995, approximately 93%, were consumer loans. The allowance for loan losses expressed as a percentage of total loans was 1.88% and 1.84% at March 31, 1995 and December 31, 1994, respectively. The increase in this ratio reflects uncertainties due to the increase in loan delinquencies created by local economic conditions.

  Management believes that the allowance for loan losses at March 31, 1995 was adequate to cover the credit risks inherent in the loan portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's customers or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more and restructured, accruing loans at the dates indicated.

                                                     MARCH 31,    December 31,
                                                       1995           1994
                                                      (Dollars in thousands)

Nonaccrual loans                                      $15,175          $16,056
Other real estate                                       3,092            2,242
Total nonperforming assets                             18,267           18,298
Loans delinquent for 90 days or more                   19,157           12,872
Restructured, accruing loans                            6,874            8,486
Total nonperforming assets, loans delinquent
  for 90 days or more and restructured, accruing
  loans                                               $44,298          $39,656

Total nonperforming assets as a percentage of
  total loans and other real estate                     1.80%            1.84%

Total nonperforming assets and loans delinquent
  for 90 days or more as a percentage of
  total loans and other real estate                     3.69%            3.14%

Total nonperforming assets, loans delinquent for
  90 days or more and restructured, accruing loans
  as a percentage of total loans and other real estate  4.37%            3.99%

  Nonperforming assets, loans delinquent for 90 days or more and restructured, accruing loans totalled $44,298,000 at March 31, 1995, increasing by $4,642,000 or 11.7% over year-end 1994.
Nonaccrual loans, loans delinquent for 90 days or more and restructured, accruing loans were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $15,175,000 were comprised of several large commercial and commercial real estate loans and several residential real estate loans, all of which are secured by commercial or residential real estate located in the State of Hawaii. In May 1995, nonaccrual loans totalling $11,250,000 were paid in full, along with all previously unaccrued interest thereon. Other real estate of $3,092,000 at March 31, 1995 consisted of several residential properties acquired by the Bank through formal foreclosure proceedings. Loans delinquent for 90 days or more and still accruing interest totaled $19,157,000 at March 31, 1995, increasing by $6,285,000 or 48.8% from year-end 1994. Increases in delinquencies occurred in both the residential real estate and commercial loan portfolios, a reflection of local economic conditions. Management continues to closely monitor loan delinquencies and is increasing its efforts to determine the extent of loss exposure on these and all other loans. A continued decline in the general economic conditions may result in further increases in nonperforming assets, delinquencies, net loan charge-offs and provision for loan losses.

  In January 1995, the Company adopted the provisions of the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." SFAS Nos. 114 and 118 prescribe the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. The effects of the implementation, described more fully in the Notes to Consolidated Financial Statements, were not material to the consolidated financial statements of the Company. At March 31, 1995, there were no impaired loans not already included in nonaccrual loans, loans delinquent for 90 days or more or restructured, accruing loans.

Other Operating Income
  Total other operating income in the first quarter of 1995 of $2,822,000 increased by $38,000 or 1.4% from the first quarter of 1994. Other service charges and fees of $1,318,000 increased by $58,000 or 4.2% due primarily to an increase in commissions and fees earned on credit card accounts. Investment securities gains of $30,000 for the first quarter of 1995 resulted from the call of a single municipal bond. Other income of $118,000 for the first three months of 1995 decreased by $118,000 or 50.0% from the same period last year due to a decrease of $162,000 in gains on loan sales, offset by a $30,000 increase in trust revenues.

Other Operating Expense
  Total other operating expense of $11,675,000 for the first quarter of 1995 decreased by $475,000 or 3.9% from the first quarter of 1994. Salaries and employee benefits of $6,235,000 decreased by $711,000 or 10.2% due primarily to costs incurred by the Bank in 1994 relating to the VERP. During the first quarter of 1994, the Bank offered a special retirement bonus to qualifying individuals who elected to retire by April 1, 1994. The total cost of the VERP, which included the retirement bonus, accumulated vacation pay and related payroll taxes thereon, amounted to approximately $915,000. Excluding the impact of the VERP, salaries and employee benefits increased by $204,000 or 3.4% during the first quarter of 1995 due to an increase in employees as a result of the establishment of the new In-Store Branch Department and the opening of two branches during the past year. Net occupancy expense of $1,358,000 increased by $92,000 or 7.3% due in part to the branch openings as well as scheduled rental increases on other bank facilities. Other expense of $3,413,000 increased by $99,000 or 3.0% due to increases in credit card and insurance expense.

Income Taxes

  The effective tax rate for the first quarter of 1995 and 1994 was 39.55% and 39.03%, respectively. The increase in effective rates during the current year is attributable largely to the decrease in tax-exempt investment securities holdings during the past year.

Financial Condition

  Total assets at March 31, 1995 of $1,387.3 million increased by $5.8 million or 0.8% over December 31, 1994. Total loans of $1,010.2 million increased by $18.2 million or 1.8%, while cash and due from banks of $51.2 million and interest-bearing deposits in other banks of $32.9 million decreased by $10.4 million or 16.9% and $7.4 million or 18.3%, respectively, during the first quarter of 1995.

  Total deposits at March 31, 1995 of $1,117.7 million increased by $35.8 million or 3.3% from year-end 1994, while securities sold under agreements to repurchase of $57.0 million and other borrowed funds of $73.5 million decreased by $10.4 million or 15.4% and $20.8 million or 22.1%, respectively, over that same period. Noninterest-bearing deposits of $170.2 million increased by $7.4 million or 4.5%, and interest-bearing deposits of $947.5 million increased by $28.4 million or 3.1%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 1995 of $878.9 million remained relatively constant, increasing by less than 0.1%, during the first quarter of 1995. An increase in time deposits of $62.5 million, including $35.5 million of time deposits of $100,000 or more, was partially offset by decreases of $21.0 million in savings deposits, primarily personal savings accounts. Recent increases in the level of interest rates, particularly in time deposit rates, coupled with well-publicized losses and uncertainty in the stock, bond and mutual funds markets, may have curtailed the trend of deposit outflows into those markets as was experienced in past years.

Capital Resources

  Stockholders' equity of $124.2 million at March 31, 1995 increased by $3.1 million or 2.6% from December 31, 1994. Approximately $900,000 of this increase was attributable to the reduction in the unrealized loss, net of taxes, on investment securities available for sale. When expressed as a percentage of total assets, stockholders' equity was 8.96% and 8.77% at March 31, 1995 and December 31, 1994, respectively. On March 13, 1995, the Board of Directors declared a quarterly cash dividend of $0.22 per share, consistent with the first quarter of 1994. Dividends declared in the first quarter of 1995 totalled $1,152,000 compared with $1,151,000 in the first quarter of 1994. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

                                  Required             Actual          Excess

At March 31, 1995:
  Tier I risk-based capital ratio    4.00%             11.51%           7.51%
  Total risk-based capital ratio     8.00%             12.77%           4.77%
  Leverage capital ratio             4.00%              9.00%           5.00%

At December 31, 1994:
  Tier I risk-based capital ratio    4.00%             11.31%           7.31%
  Total risk-based capital ratio     8.00%             12.56%           4.56%
  Leverage capital ratio             4.00%              8.84%           4.84%


  The increase in retained earnings, which exceeded the rate of growth in risk-weighted assets in the first quarter of 1995, contributed to the increase in capital ratios.

  In addition, effective December 19, 1992, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the Bank's capital ratios as of the dates indicated.

                                  Required             Actual          Excess

At March 31, 1995:
  Tier I risk-based capital ratio    6.00%             10.27%           4.27%
  Total risk-based capital ratio    10.00%             11.53%           1.53%
  Leverage capital ratio             5.00%              8.40%           3.40%


At December 31, 1994:
  Tier I risk-based capital ratio    6.00%             10.11%           4.11%
  Total risk-based capital ratio    10.00%             11.37%           1.37%
  Leverage capital ratio             5.00%              8.17%           3.17%

Liquidity and Effects of Inflation

  A discussion of liquidity and effects of inflation is included in the 1994 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the quarter ended March 31, 1995.
9

PART II - OTHER INFORMATION

Items 1 to 3 and Item 5.

   Items 1 to 3 and Item 5 are omitted pursuant to instructions to
Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

   On Tuesday, April 25, 1995, the Annual Meeting of Shareholders
(the "Meeting") of the Company was held for the purpose of considering and voting upon the following matters:

   1. Election of three persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

   2. Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1995; and

   3. Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

   The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 3,965,057 shares were represented at the Meeting.

                                          Votes Cast
                                         Against or   Abstentions
 Name                       For           Withheld    or Nonvotes

Dennis I. Hirota            3,941,686        23,371          None
Kensuke Hotta               3,943,616        21,441          None
Joichi Saito                3,942,464        22,593          None

   In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

                                        Expiration
          Name                            of Term

       Paul Devens                         1997
       Alice F. Guild                      1996
       Stanley Hong                        1997
       Daniel M. Nagamine                  1996
       Yoshiharu Satoh                     1997
       Naoaki Shibuya                      1996

   The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1995 was approved with a total of 3,940,731 votes cast for, 7,882 votes against or withheld and 16,444 abstentions or nonvotes.

   There were no other matters brought before the Meeting which required a vote by shareholders.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

       None

   (b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the first quarter of 1995.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CPB INC.
                                   (Registrant)



       Date:  May 12, 1995            /s/ Yoshiharu Satoh
                                     Yoshiharu Satoh
                                     Chairman of the Board and
                                       Chief Executive Officer



       Date:  May 12, 1995          /s/ Neal Kanda
                                    Neal Kanda
                                    Vice President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                                                             MARCH 31,        December 31,
(Dollars in thousands, except per share data)                                                     1995                1994

ASSETS
Cash and due from banks                                                               $         51,209    $         61,604
Interest-bearing deposits in other banks                                                        32,913              40,277
Federal funds sold and securities sold under agreements to repurchase                            5,000                -
Investment securities:
   Held to maturity, at cost (fair value $157,543 and $157,345 at
     March 31, 1995 and December 31, 1994, respectively)                                       160,635             162,098
   Available for sale, at fair value                                                            88,112              81,690
        Total investment securities                                                            248,747             243,788

Loans                                                                                        1,010,194             991,968
   Less allowance for loan losses                                                               19,034              18,296
         Net loans                                                                             991,160             973,672

Premises and equipment                                                                          24,689              24,217
Accrued interest receivable                                                                      9,848               9,781
Investment in partnership                                                                        5,815               5,428
Due from customers on acceptances                                                                  716               1,459
Other assets                                                                                    17,204              21,313
         Total assets                                                                 $      1,387,301    $      1,381,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing deposits                                                       $        170,156    $        162,776
   Interest-bearing deposits                                                                   947,509             919,133
         Total deposits                                                                      1,117,665           1,081,909
Federal funds purchased and securities sold under
   agreements to repurchase                                                                     57,000              67,355
Other borrowed funds                                                                            73,501              94,324
Bank acceptances outstanding                                                                       716               1,459
Other liabilities                                                                               13,672              14,889
Employee stock ownership plan note payable                                                         500                 500
         Total liabilities                                                                   1,263,054           1,260,436

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares, none issued                         -                   -
   Common stock, no par value, stated value $1.25 per share;
     authorized 25,000,000 shares; issued and outstanding 5,235,831 and
     5,235,331 shares at March 31, 1995 and December 31, 1994, respectively                      6,544               6,544
   Surplus                                                                                      45,178              45,178
   Retained earnings                                                                            73,676              71,386
   Unrealized loss on investment securities                                                       (651)             (1,505)
                                                                                               124,747             121,603
   Employee stock ownership plan shares purchased with debt                                       (500)               (500)
         Total stockholders' equity                                                            124,247             121,103
         Total liabilities and stockholders' equity                                   $      1,387,301    $      1,381,539

Book value per share                                                                  $          23.73    $          23.13


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
(Dollars in thousands, except per share data)                               1995           1994

INTEREST INCOME:
   Interest and fees on loans                                        $    21,839    $    18,784
   Interest and dividends on investment securities:
      Taxable interest                                                     3,196          3,108
      Tax-exempt interest                                                     35            122
      Dividends                                                              187            245
   Interest on deposits in other banks                                       380            198
   Interest on Federal funds sold and securities purchased under
      agreements to resell                                                   327             29
         Total interest income                                            25,964         22,486

INTEREST EXPENSE:
   Interest on deposits                                                    8,450          5,818
   Interest on other borrowed funds                                        2,142          1,350
         Total interest expense                                           10,592          7,168

         Net interest income                                              15,372         15,318
Provision for loan losses                                                    825            825
         Net interest income after provision for loan losses              14,547         14,493

OTHER OPERATING INCOME:
   Service charges on deposit accounts                                       676            669
   Other service charges and fees                                          1,318          1,265
   Partnership income                                                        386            333
   Fees on foreign exchange                                                  294            281
   Investment securities gains                                                30           -
   Other                                                                     118            236
         Total other operating income                                      2,822          2,784

OTHER OPERATING EXPENSE:
   Salaries and employee benefits                                          6,235          6,946
   Net occupancy                                                           1,358          1,266
   Equipment                                                                 669            624
   Other                                                                   3,413          3,314
         Total other operating expense                                    11,675         12,150

         Income before income taxes and cumulative effect
               of accounting change                                        5,694          5,127
Income taxes                                                               2,252          2,001
         Net income                                                  $     3,442    $     3,126

Per common share:
   Net income                                                        $      0.66    $      0.60
   Cash dividends declared                                           $      0.22    $      0.22

Weighted average shares outstanding (in thousands)                         5,235          5,231


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
(Dollars in thousands)                                                                          1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $     3,442    $     3,126
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                  825            825
      Provision for depreciation and amortization                                                658            561
      Net amortization and accretion of investment securities                                    498            800
      Net gain on investment securities                                                          (30)           -
      Federal Home Loan Bank stock dividends received                                           (187)          (411)
      Net deferred loan origination fees                                                         242            (89)
      Net change in loans held for sale                                                        1,266          4,919
      Net gain on sale of loans                                                                   (4)          (166)
      Amortization of intangible assets                                                           25             25
      Deferred income tax expense (benefit)                                                     (404)           836
      Partnership income                                                                        (386)          (333)
      Decrease (increase) in accrued interest receivable and other assets                      4,782           (437)
      Decrease in accrued interest payable and other liabilities                              (1,293)          (990)
         Net cash provided by operating activities                                             9,434          8,666

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of and calls on investment securities held to maturity             3,977         38,573
   Purchases of investment securities held to maturity                                        (3,000)       (41,085)
   Proceeds from maturities of and calls on investment securities available for sale             321         46,302
   Purchases of investment securities available for sale                                      (5,120)       (46,000)
   Net decrease (increase) in interest-bearing deposits in other banks                         7,364        (30,408)
   Net loan repayments (originations)                                                        (20,667)        11,182
   Loans acquired in branch acquisition                                                          -           (2,656)
   Purchases of premises and equipment                                                        (1,130)          (716)
         Net cash used in investing activities                                               (18,255)       (24,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                        35,756         (1,159)
   Deposits acquired in branch acquisition                                                       -           10,821
   Proceeds from Federal Home Loan Bank intermediate-term advances                            10,000          6,600
   Repayments of Federal Home Loan Bank intermediate-term advances                            (5,964)       (10,999)
   Net increase (decrease) in other short-termborrowings                                     (35,214)        17,639
   Cash dividends paid                                                                        (1,152)        (1,151)
   Proceeds from sale of common stock                                                            -               25
         Net cash provided by financing activities                                             3,426         21,776

         Net increase (decrease) in cash and cash equivalents                                 (5,395)         5,634

CASH AND CASH EQUIVALENTS:
   At beginning of period                                                                     61,604         63,152
   At end of period                                                                      $    56,209    $    68,786


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                              $    12,104    $     7,339

   Cash paid during the period for income taxes                                          $       800    $       540


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1994. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

  The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

IMPAIRED LOANS

  On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS Nos. 114 and 118 prescribe the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. The adoption of SFAS Nos. 114 and 118 did not result in additional provisions for loan losses or changes in previously reported net income.

  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS Nos. 114 and 118 include certain nonaccrual loans, all troubled debt restructurings and certain delinquent loans for which full payment of principal and interest is not expected. The Company bases the measurement of these impaired loans on the fair value of the loans' collateral properties. Cash receipts on nonaccrual impaired loans are applied to principal outstanding, and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition. For impaired loans other than nonaccrual loans, interest income is recognized and cash receipts are applied to principal and interest in accordance with the contractual loan terms. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge-off to the allowance for loan losses.

  At March 31, 1995, the net recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totalled $27.3 million, and the total allowance for loan losses related to such loans was $2.8 million. Interest income recognized on impaired loans during the three months ended March 31, 1995 totalled $352,000. There was no activity in the allowance for loan losses for the three months ended March 31, 1995 related to impaired loans since appropriate amounts had been specifically reserved as of December 31, 1994.
F-5