Form 10-Q
period 1995-06-30
CPB INC
filed 1995-08-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

or

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

(808)544-0500
(Registrant's telephone number, including area code)

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

Outstanding at June 30, 1995 - 5,241,903 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
  Consolidated Balance Sheets - June 30, 1995 and
     December 31, 1994                                      F-1
  Consolidated Statements of Income - Three and six months ended
     June 30, 1995 and 1994                                 F-2
  Consolidated Statements of Cash Flows - Six months ended
     June 30, 1995 and 1994                                 F-3
  Notes to Consolidated Financial Statements                F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted second quarter 1995 net income of $3.523 million, increasing by 1.2% over the $3.480 million earned in the second quarter of 1994. Net income for the first six months of 1995 was $6.965 million, increasing by 5.4% over the $6.606 million earned in the same period in 1994. Increases in net interest income contributed to the increase in earnings for the second quarter and first half of 1995 compared with the same periods in 1994. In addition, net income for the first half of 1994 reflected expenses of approximately $915,000 related to the Voluntary Early Retirement Program (the "VERP") which was offered to qualified employees of Central Pacific Bank (the "Bank), a subsidiary of the Company (refer to "Results of Operations -- Other Operating Expense"). As of June 30, 1995, total assets of $1,395.1 million increased by $13.6 million or 1.0%, net loans of $999.2 million increased by $25.5 million or 2.6%, and total deposits of $1,103.3 million increased by $21.4 million or 2.0% when compared with year-end 1994.

  The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                          Three Months Ended June 30,       Six Months Ended June 30,
                                 1995       1994                 1995       1994

Annualized return on
  average assets                1.03%      1.07%                1.01%      1.02%

Annualized return on average
  stockholders' equity         11.13%     12.00%               11.13%     11.43%

                          Three Months Ended June 30,       Six Months Ended June 30,
                                 1995       1994                 1995       1994

Earnings per share              $0.67      $0.66                $1.33      $1.26

  The State of Hawaii's economy has shown signs of recovery in certain sectors during the first half of 1995, but there is little evidence to support a strong and lasting recovery. The visitor count during the first six months of 1995 increased by 1.9% over 1994 levels, and industry analysts forecast continued strength through the third quarter of the year. In particular, tourism from Japan increased 10.9% in June 1995 compared with the same period last year based on the strength of the Japanese currency. Conversely, the local labor market has shown signs of weakness. Although slightly better than the national average, the state unemployment rate reached 5.6% in June 1995, increasing by 0.6% over the previous month. Further, the State of Hawaii recently announced layoffs of approximately 700 employees in response to a projected budget deficit. Economic uncertainty is also reflected in the local housing market with prices holding flat and the number of sales declining substantially. The results of operations of the Company for the second half of 1995 will depend on the speed, strength and duration of economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and six months ended June 30, 1995 and 1994 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                          Three Months Ended June 30,       Six Months Ended June 30,
                                 1995       1994                 1995       1994
                                               (Dollars in thousands)

Interest income               $27,508    $22,884              $53,522    $45,447
Interest expense               11,366      7,373               21,958     14,541
  Net interest income         $16,142    $15,511              $31,564    $30,906

Net interest margin             5.07%      5.16%                4.94%      5.15%

  Interest income increased by $4.6 million or 20.2% and $8.1 million or 17.8% in the second quarter and first half of 1995, respectively, as compared to the same periods in 1994 due to the higher level of interest rates in 1995. In addition, average interest earning assets of $1,273.8 million and $1,277.0 million for the second quarter and first half of 1995, respectively, increased by $72.0 million or 6.0% and $77.7 million or 6.5%, respectively, over the same periods in 1994. As a result, the yield on interest earning assets for the three and six months ended June 30, 1995 as compared to the same periods in 1994 increased to 8.64% from 7.62% and to 8.38% from 7.58%, respectively.

  Interest and fees on loans increased by $4.5 million or 23.7% and $7.6 million or 20.0% in the second quarter and first half of 1995, respectively, as compared to the same periods in 1994 due primarily to the increase in interest rates during the first half of 1995. Interest on loans for the three and six months ended June 30, 1995 also included $485,000 of previously unaccrued interest on two nonaccrual loans which were repaid during the second quarter of 1995 (refer to Results of Operations -- Nonperforming Assets). However, fees on loans, which are included in interest income, decreased by $47,000 or 7.9% and by $535,000 or 35.2% during those periods, partially offsetting the increased yields on loans. Interest on deposits in other banks increased by $272,000 or 50.0% and interest on Federal funds sold and securities purchased under agreements to resell increased by $279,000 or 489.5% for the first half of 1995 as compared to the first half of 1994 due to a combination of the rise in short-term interest rates and an increase in average balances during 1995.

  Interest expense for the three and six months ended June 30, 1995 increased by $4.0 million or 54.2% and $7.4 or 51.0%, respectively, as compared to the same periods in 1994, also a result of the upward interest rate trend experienced in 1995. Average interest-bearing liabilities of $1,080.7 million for the second quarter of 1995 increased by $62.7 million or 6.2% when compared to the second quarter of 1994. Average interest-bearing liabilities for the first half of 1995 of $1,084.3 million also increased by $68.6 million or 6.8% when compared with the comparable period in 1994. As such, the rate on interest-bearing liabilities for the second quarter and first half of 1995 as compared to the same periods in 1994 increased to 4.21% from 2.90% and to 4.05% from 2.86%, respectively, due primarily to the increase in rates paid on the Bank's deposits and shifts in balances to higher-rate deposit products.

  As a result, net interest income for the second quarter and first half of 1995 increased by $631,000 or 4.1% and $658,000 or 2.1%, respectively, over the same periods in 1994. Net interest margin, however, decreased during the same periods as average interest-bearing liabilities and the average rate on those liabilities grew at a higher rate than average interest earning assets and their corresponding average yield. Due to the expectation of increased competition for both loans and deposits, the Company anticipates a continued tightening of the net interest margin for the remainder of 1995.

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

  Provision for loan losses, loan charge-offs, recoveries, net loan charge-offs (recoveries) and the annualized ratio of net loan charge-offs to average loans and other real estate are set forth below for the periods indicated.

                          Three Months Ended June 30,       Six Months Ended June 30,
                                 1995       1994                 1995       1994

Provision for loan losses       $825        $825               $1,650     $1,650

Loan charge-offs                $165        $492               $  295     $  650
Recoveries                       173          83                  216        134
  Net loan charge-offs
     (recoveries)               $ (8)       $409               $   79     $  516

Annualized ratio of net loan
  charge-offs to average loans
  and other real estate           -        0.17%                0.02%      0.11%

  The provision for loan losses of $825,000 and $1,650,000 for the second quarter and first half of 1995, respectively, remained constant with the same periods in 1994. Net loan charge-offs of $79,000 for the first half of 1995, when expressed as an annualized percentage of average total loans and other real estate, was 0.02%. Net loan recoveries of $8,000 were recorded in the second quarter of 1995. Approximately 93% of all loans charged off during the first half of 1995 were consumer loans. The allowance for loan losses expressed as a percentage of total loans was 1.95% and 1.84% at June 30, 1995 and December 31, 1994, respectively.

  Management believes that the allowance for loan losses at June 30, 1995 was adequate to cover the credit risks inherent in the loan portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's customers or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                                           June 30,    December 31,     June 30,
                                            1995          1994           1994
                                                 (Dollars in thousands)

Nonaccrual loans                            $ 3,696         $16,056      $ 4,125
Other real estate                             3,356           2,242        2,758
  Total nonperforming assets                  7,052          18,298        6,883
Loans delinquent for 90 days or more         10,092          12,872        6,878
Restructured loans still accruing interest    5,974           8,486          -
  Total nonperforming assets, loans delinquent
     for 90 days or more and restructured
     loans still accruing interest          $23,118         $39,656      $13,761

Total nonperforming assets as a percentage
  of total loans and other real estate        0.69%           1.84%        0.73%

Total nonperforming assets and loans
  delinquent for 90 days or more as a
  percentage of total loans and other
  real estate                                 1.68%           3.14%        1.46%

Total nonperforming assets, loans
  delinquent for 90 days or more and
  restructured loans still accruing interest
  as a percentage of total loans
  and other real estate                       2.26%           3.99%        1.46%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totalled $23.1 million at June 30, 1995, decreasing by $16.5 million or 41.7% from year-end 1994. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $3.7 million were comprised of two commercial real estate loans and two residential real estate loans. During the second quarter of 1995, nonaccrual loans to a single borrower totalling $11,250,000 were paid in full, along with $485,000 of previously unaccrued interest thereon. Other real estate of $3.4 million at June 30, 1995 consisted of several residential properties acquired by the Bank through formal foreclosure proceedings. Write-downs totalling $175,000 were made to reflect declines in values on several properties during the second quarter of 1995. Loans delinquent for 90 days or more and still accruing interest totaled $10.1 million at June 30, 1995, decreasing by $2.8 million or 21.6% from year-end 1994.

This decrease was due primarily to loans being paid in full or brought current by borrowers. Management continues to closely monitor loan delinquencies and is maintaining its efforts to determine the extent of loss exposure on these and all other loans. A continued decline in general economic conditions may result in further increases in nonperforming assets, delinquencies, net loan charge-offs and provisions for loan losses.

  In January 1995, the Company adopted the provisions of the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS Nos. 114 and 118 prescribe the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. The effects of the implementation were not material to the consolidated financial statements of the Company. At June 30, 1995, there were no impaired loans not already included in nonaccrual loans, loans delinquent for 90 days or more or restructured loans still accruing interest.

Other Operating Income
  Total other operating income in the second quarter of 1995 of $2,604,000 decreased by $141,000 or 5.1% from the second quarter of 1994. A decline in partnership income of $121,000, due primarily to the capitalization of costs in 1994 related to the development of the Kaimuki Plaza, caused the majority of the decline in other operating income.

  Total other operating income for the first half of 1995 of $5,426,000 decreased by $103,000 or 1.9% from the first half of 1994. The decrease was due primarily to a decline of $195,000 in gains from loan sales.

Other Operating Expense
  Total other operating expense of $12,031,000 for the second quarter of 1995 increased by $513,000 or 4.5% over the same period in 1994. Salaries and employee benefits of $6,240,000 increased by $165,000 or 2.7% as the number of employees increased during this period, a result of the recent establishment of the new In-Store Branch Department and the opening of two branches during the past year. Other expenses increased $264,000 or 7.6% due in part to write-downs on other real estate totalling $175,000 and related operating expenses recorded in the second quarter of 1995.

  Total other operating expense of $23,706,000 for the first half of 1995 increased by $38,000 or 0.2% over the first half of 1994. Salaries and employee benefits of $12,475,000 decreased by $546,000 or 4.2% due in part to costs incurred by the Bank in 1994 relating to the VERP. During the first quarter of 1994, the Bank offered a special retirement bonus to qualifying individuals who elected to retire by April 1, 1994. The total cost of the VERP, which included a retirement bonus, accumulated vacation pay and related payroll taxes thereon, amounted to approximately $915,000. Excluding the impact of the VERP, salaries and employee benefits increased by $369,000 during the first half of 1995 due to the Bank's recent expansion. Other expenses of $7,143,000 increased by $363,000 or 5.4% due to the other real estate write-downs and an increase in charge card expenses.

Income Taxes
  The effective tax rates for the second quarter and first half of 1995 were 39.67% and 39.61%, respectively, compared with the previous year's rates of 40.08% and 39.59%, respectively. The difference in effective rates during the current year was attributable largely to the changes in tax-exempt investment securities holdings during the first half of 1995 compared to the previous year.

Financial Condition

  Total assets at June 30, 1995 of $1,395.1 million increased by $13.6 million or 1.0% from December 31, 1994. Cash and due from banks of $46.0 million decreased by $15.6 million or 25.4%, while net loans of $999.2 million increased by $25.5 million or 2.6% and investment securities increased by $5.9 million or 2.4%.

  Total deposits at June 30, 1995 of $1,103.3 million increased by $21.4 million or 2.0% from year-end 1994. Noninterest-bearing deposits of $154.3 million decreased by $8.5 million or 5.2%, while interest-bearing deposits of $949.0 million increased by $29.9 million or 3.2%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 1995 of $861.5 million decreased by $17.1 million or 1.9% during the first half of 1995, while time deposits of $100,000 or more of $241.7 million increased by $38.5 million or 18.9% during the six months ended June 30, 1995. The decline in core deposits resulted from a combination of declines in business savings and money market accounts which decreased by $7.1 million and $11.3 million, respectively, and personal savings accounts which decreased by $9.2 million during the first half of 1995. Higher deposit rates offered during the first half of 1995 attracted depositors to longer-term, higher-yielding certificates of deposits as time deposits with maturities greater than one year increased by $22.7 million.

Capital Resources

  Stockholders' equity of $127.3 million at June 30, 1995 increased by $6.2 million or 5.1% from December 31, 1994. Approximately $1.5 million of this increase was attributable to the reduction in the unrealized loss, net of taxes, on investment securities available for sale. When expressed as a percentage of total assets, stockholders' equity was 9.12% and 8.77% at June 30, 1995 and December 31, 1994, respectively. On June 13, 1995, the Board of Directors declared a second quarter cash dividend of $0.22 per share, bringing total dividends declared to $0.44 per share for the first half of 1995, consistent with dividends declared during the same period in 1994. Dividends declared in the first half of 1995 totalled $2,305,000 compared with $2,303,000 in the first half of 1995. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

                                           Required          Actual       Excess
At June 30, 1995:
  Tier I risk-based capital ratio             4.00%          11.57%        7.57%
  Total risk-based capital ratio              8.00%          12.82%        4.82%
  Leverage capital ratio                      4.00%           9.13%        5.13%

At December 31, 1994:
  Tier I risk-based capital ratio             4.00%          11.31%        7.31%
  Total risk-based capital ratio              8.00%          12.56%        4.56%
  Leverage capital ratio                      4.00%           8.84%        4.84%

  The increase in retained earnings, which exceeded the rate of growth in risk-weighted assets in the first half of 1995, contributed to the increase in capital ratios.

  In addition, effective December 19, 1992, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the Bank's capital ratios as of the dates indicated.

                                           Required          Actual       Excess

At June 30, 1995:
  Tier I risk-based capital ratio             6.00%          10.40%        4.40%
  Total risk-based capital ratio             10.00%          11.66%        1.66%
  Leverage capital ratio                      5.00%           8.53%        3.53%

                                           Required          Actual       Excess

At December 31, 1994:
  Tier I risk-based capital ratio             6.00%          10.11%        4.11%
  Total risk-based capital ratio             10.00%          11.37%        1.37%
  Leverage capital ratio                      5.00%           8.17%        3.17%

Liquidity and Effects of Inflation

  A discussion of liquidity and effects of inflation is included in the 1994 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the six months ended June 30, 1995.

PART II - OTHER INFORMATION

Items 1 to 5.

   Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

       None

   (b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the second quarter of 1995.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CPB INC.
                                   (Registrant)



       Date:  August 11, 1995        /s/ Yoshiharu Satoh
                                     Yoshiharu Satoh
                                     Chairman of the Board and
                                      Chief Executive Officer



       Date:  August 11, 1995         /s/ Neal Kanda
                                     Neal Kanda
                                     Vice President and Treasurer
                                      (Principal Financial and
                                       Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                                                  June 30,     December 31,
(Dollars in thousands, except per share data)                                              1995           1994

Assets
Cash and due from banks                                                             $       45,970 $       61,604
Interest-bearing deposits in other banks                                                    40,132         40,277
Federal funds sold and securities purchased under agreements to resell                        -              -
Investment securities:
   Held to maturity, at cost (fair value $155,233 and $157,345 at
      June 30, 1995 and December 31, 1994, respectively)                                   156,256        162,098
   Available for sale, at fair value                                                        93,403         81,690
         Total investment securities                                                       249,659        243,788

Loans                                                                                    1,019,060        991,968
   Less allowance for loan losses                                                           19,867         18,296
         Net loans                                                                         999,193        973,672

Premises and equipment                                                                      24,119         24,217
Accrued interest receivable                                                                  9,303          9,781
Investment in partnership                                                                    5,889          5,428
Due from customers on acceptances                                                              935          1,459
Other assets                                                                                19,897         21,313
         Total assets                                                               $    1,395,097 $    1,381,539

Liabilities and Stockholders' Equity
Deposits:
   Noninterest-bearing deposits                                                     $      154,276 $      162,776
   Interest-bearing deposits                                                               949,001        919,133
         Total deposits                                                                  1,103,277      1,081,909
Federal funds purchased and securities sold under
   agreements to repurchase                                                                 57,000         67,355
Other borrowed funds                                                                        92,169         94,324
Bank acceptances outstanding                                                                   935          1,459
Other liabilities                                                                           13,959         14,889
Employee stock ownership plan note payable                                                     500            500
         Total liabilities                                                               1,267,840      1,260,436

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares, none issued                    -              -
   Common stock, no par value, stated value $1.25 per share;
      authorized 25,000,000 shares; issued and outstanding 5,241,903 and
      5,235,331 shares at June 30, 1995 and December 31, 1994, respectively                  6,552          6,544
   Surplus                                                                                  45,210         45,178
   Retained earnings                                                                        76,046         71,386
   Unrealized loss on investment securities                                                    (51)        (1,505)
                                                                                           127,757        121,603
   Employee stock ownership plan shares purchased with debt                                   (500)          (500)
         Total stockholders' equity                                                        127,257        121,103
         Total liabilities and stockholders' equity                                 $    1,395,097 $    1,381,539

Book value per share                                                                $        24.28 $        23.13


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                        Three Months Ended         Six Months Ended
                                                                        June 30,                   June 30,
(Dollars in thousands, except per share data)                             1995        1994           1995        1994

Interest income:
   Interest and fees on loans                                        $    23,511 $    19,007    $    45,350 $    37,791
   Interest and dividends on investment securities:
      Taxable interest                                                     3,278       3,120          6,474       6,228
      Tax-exempt interest                                                     33          88             68         210
      Dividends                                                              191         190            378         435
   Interest on deposits in other banks                                       436         346            816         544
   Interest on Federal funds sold and securities purchased
      under agreements to resell                                               9          28            336          57
         Total interest income                                            27,458      22,779         53,422      45,265

Interest expense:
   Interest on deposits                                                    9,221       5,937         17,671      11,755
   Interest on other borrowed funds                                        2,145       1,436          4,287       2,786
         Total interest expense                                           11,366       7,373         21,958      14,541

         Net interest income                                              16,092      15,406         31,464      30,724
Provision for loan losses                                                    825         825          1,650       1,650
         Net interest income after provision for loan losses              15,267      14,581         29,814      29,074

Other operating income:
   Service charges on deposit accounts                                       638         685          1,314       1,354
   Other service charges and fees                                          1,270       1,280          2,588       2,545
   Partnership income                                                        285         406            671         739
   Fees on foreign exchange                                                  270         254            564         535
   Investment securities gains                                                (5)       -                25        -
   Other                                                                     146         120            264         356
         Total other operating income                                      2,604       2,745          5,426       5,529

Other operating expense:
   Salaries and employee benefits                                          6,240       6,075         12,475      13,021
   Net occupancy                                                           1,420       1,332          2,778       2,598
   Equipment                                                                 641         645          1,310       1,269
   Other                                                                   3,730       3,466          7,143       6,780
         Total other operating expense                                    12,031      11,518         23,706      23,668

         Income before income taxes and cumulative effect
               of accounting change                                        5,840       5,808         11,534      10,935
Income taxes                                                               2,317       2,328          4,569       4,329
         Net income                                                  $     3,523 $     3,480    $     6,965 $     6,606

Per common share:
   Net income                                                        $      0.67        0.66    $      1.33 $      1.26
   Cash dividends declared                                           $      0.22        0.22    $      0.44 $      0.44

Weighted average shares outstanding (in thousands)                         5,237       5,234          5,236       5,233



See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                          Six Months Ended June 30,
(Dollars in thousands)                                                                        1995              1994

Cash flows from operating activities:
   Net income                                                                          $        6,965    $        6,606
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                 1,650             1,650
      Provision for depreciation and amortization                                               1,314             1,149
      Net amortization and accretion of investment securities                                     977             1,464
      Net loss (gain) on investment securities                                                    (25)              -
      Federal Home Loan Bank stock dividends received                                            (378)             (656)
      Net deferred loan origination fees                                                          360               (51)
      Net change in loans held for sale                                                         1,218             6,831
      Net gain on sale of loans                                                                    (9)             (204)
      Amortization of intangible assets                                                            50                54
      Deferred income tax expense (benefit)                                                    (1,376)              582
      Partnership income                                                                         (671)             (739)
      Decrease (increase) in accrued interest receivable and other assets                       3,574               386
      Increase (decrease) in accrued interest payable and other liabilities                      (957)           (1,847)
         Net cash provided by (used in) operating activities                                   12,692            15,225

Cash flows from investing activities:
   Proceeds from maturities of and calls on investment securities held to maturity             21,937            55,202
   Purchases of investment securities held to maturity                                        (17,083)          (54,944)
   Proceeds from maturities of and calls on investment securities available for sale            7,493            70,841
   Purchases of investment securities available for sale                                      (16,377)          (77,284)
   Net decrease (increase) in interest-bearing deposits in other banks                            145            (9,487)
   Net loan repayments (originations)                                                         (30,029)             (145)
   Loans acquired in branch acquisition                                                           -              (2,656)
   Purchases of premises and equipment                                                         (1,423)           (1,515)
   Proceeds from disposal of premises and equipment                                               207               -
   Distributions from partnership                                                                 210               340
         Net cash provided by (used in) investing activities                                  (34,920)          (19,648)

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                         21,368           (12,067)
   Deposits acquired in branch acquisition                                                        -              10,821
   Proceeds from Federal Home Loan Bank intermediate-term advances                             24,000             6,600
   Repayments of Federal Home Loan Bank intermediate-term advances                             (6,138)          (25,115)
   Net increase (decrease) in other short-term borrowings                                     (30,372)           20,123
   Cash dividends paid                                                                         (2,304)           (2,302)
   Proceeds from sale of common stock                                                              40                44
         Net cash provided by (used in) financing activities                                    6,594            (1,896)

         Net increase (decrease) in cash and cash equivalents                                 (15,634)           (6,319)

Cash and cash equivalents:
   At beginning of period                                                                      61,604            63,152
   At end of period                                                                    $       45,970    $       56,833


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                            $       23,267    $       14,892

   Cash paid during the period for income taxes                                        $        6,000    $        4,480


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

  The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.