Form 10-Q
period 1995-09-30
CPB INC
filed 1995-11-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION







Washington, D. C.  20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

or

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

Outstanding at September 30, 1995 - 5,243,978 shares

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

    The financial statements listed below are filed as a part hereof.

                                                                    Page
    Consolidated Balance Sheets - September 30, 1995 and
        December 31, 1994                                           F-1
    Consolidated Statements of Income - Three and nine months
        ended September 30, 1995 and 1994                           F-2
    Consolidated Statements of Cash Flows - Nine months ended
        September 30, 1995 and 1994                                 F-3
    Notes to Consolidated Financial Statements                      F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    CPB Inc. (the "Company") posted third quarter 1995 net income of $3.711 million, increasing by 4.7% over the $3.546 million earned in the third quarter of 1994. Net income for the first nine months of 1995 was $10.676 million, increasing by 5.2% over the $10.152 million earned in the same period in 1994. The increase in net interest income was the principal contributor to the increase in earnings for the third quarter and first nine months of 1995 compared with the same periods in 1994. Net income for the third quarter and first nine months of 1995 reflects a refund of Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums totalling $691,000. Net income for the first nine months of 1994 reflects expenses of approximately $915,000 related to the Voluntary Early Retirement Program (the "VERP") which was offered to qualified employees of Central Pacific Bank (the "Bank"), a subsidiary of the Company (refer to "Results of Operations -- Other Operating Expense"). As of September 30, 1995, total assets of $1,400.5 million increased by $18.9 million or 1.4%, net loans of $974.1 million increased by $0.5 million, and total deposits of $1,123.0 million increased by $41.1 million or 3.8% when compared with year-end 1994.

    The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                               Three Months Ended September 30,    Nine Months Ended September 30,
                                       1995            1994                1995            1994

Annualized return on
    average assets                    1.07%           1.09%              1.03%           1.04%

Annualized return on average
    stockholders' equity             11.47%          12.03%             11.25%          11.63%

Earnings per share                    $0.71           $0.68              $2.04           $1.94

    The State of Hawaii's economy has shown signs of recovery in certain sectors during the first three quarters of 1995. The state index of leading economic indicators was down 0.06% in August 1995 after 14 months of improvement. The visitor count has improved over 1994 levels, and industry analysts forecast continued strength throughout the year. Conversely, the local labor market has shown signs of weakness. The state unemployment rate reached 6.0% in September 1995, unchanged from the previous month. The rate reflects a loss of 3,600 government jobs since September 1994, partially the result of state layoffs in response to a projected budget deficit. The high level of unemployment also contributed to an increase in bankruptcies and foreclosures during 1995 over 1994 levels. Ongoing development of a state convention center in Waikiki is expected to stimulate construction activity in the near term and boost tourism upon completion. Accordingly, the results of operations of the Company for the remainder of 1995 will be affected by the speed, strength and duration of economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
    A comparison of net interest income for the three and nine months ended September 30, 1995 and 1994 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                               Three Months Ended September 30,    Nine Months Ended September 30,
                                       1995            1994                1995            1994
                                                  (Dollars in thousands)

Interest income                     $27,547         $23,643            $81,069         $69,090
Interest expense                     11,592           7,940             33,550          22,481
    Net interest income             $15,955         $15,703            $47,519         $46,609

Net interest margin                   4.95%           5.23%              4.94%           5.18%

    Interest income increased by $3.9 million or 16.5% and $12.0 million or 17.3% in the third quarter and first nine months of 1995, respectively, as compared to the same periods in 1994, due to the higher level of interest rates in 1995. In addition, average interest earning assets of $1,290.0 million and $1,281.4 million for the third quarter and first nine months of 1995, respectively, increased by $89.2 million or 7.4% and $81.6 million or 6.8%, respectively, over the same periods in 1994. As a result, the yield on interest earning assets for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 increased to 8.54% from 7.88% and to 8.44% from 7.68%, respectively.

    Interest and fees on loans increased by $3.3 million or 16.5% and $10.8 million or 18.8% in the third quarter and first nine months of 1995, respectively, as compared to the same periods in 1994 due primarily to the increase in interest rates during the latter half of 1994 and early 1995. Interest on loans for the nine months ended September 30, 1995 also included $485,000 of previously unaccrued interest on two nonaccrual loans which were repaid during the second quarter of 1995 (refer to "Results of Operations -- Nonperforming Assets"). Fees on loans, which are included in interest income, increased by $278,000 or 56.8% in the third quarter of 1995 but decreased by $247,000 or 12.2% in the first nine months of 1995 compared to prior year levels. Interest on deposits in other banks increased by $500,000 or 357.1% and by $772,000 or 112.9%, respectively, in the three and nine months ended September 30, 1995, compared with the same periods in 1994, due to a combination of the rise in short-term interest rates and an increase in average balances during 1995.

    Interest expense for the three and nine months ended September 30, 1995 increased by $3.7 million or 46.0% and $11.1 or 49.2%, respectively, as compared to the same periods in 1994, also a result of the upward interest rate trend experienced in the second half of 1994 and first half of 1995. Average interest-bearing liabilities of $1,093.2 million for the third quarter of 1995 increased by $77.4 million or 7.6% when compared to the third quarter of 1994. Average interest-bearing liabilities for the first nine months of 1995 of $1,087.3 million also increased by $71.6 million or 7.0% when compared with the comparable period in 1994. As such, the rate on interest-bearing liabilities for the third quarter and first nine months of 1995 as compared to the same periods in 1994 increased to 4.24% from 3.13% and to 4.11% from 2.95%, respectively, due primarily to the increase in rates paid on the Bank's deposits and shifts in balances to higher-rate deposit products.

    As a result, net interest income for the third quarter and first nine months of 1995 increased by $252,000 or 1.6% and $910,000 or 2.0%, respectively, over the same periods in 1994. Net interest margin, however, decreased during the same periods as average interest-bearing liabilities and the average rate on those liabilities grew at a higher rate than average interest earning assets and their corresponding average yield. Due to the expectation of increased competition for both loans and deposits, the Company anticipates continuing pressure on net interest margin for the remainder of 1995.

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

                               Three Months Ended September 30,    Nine Months Ended September 30,
                                       1995            1994               1995            1994
                                                  (Dollars in thousands)
Provision for loan losses              $825            $825             $2,475          $2,475

Loan charge-offs                       $266            $147             $  561          $  797
Recoveries                               45             116                261             249
    Net loan charge-offs               $221            $ 31             $  300          $  548

Annualized ratio of net loan
    charge-offs to average loans
    and other real estate             0.09%           0.01%              0.04%           0.08%

    The provision for loan losses of $825,000 and $2,475,000 for the third quarter and first nine months of 1995, respectively, remained constant with the same periods in 1994. Net loan charge-offs of $221,000 and $300,000 for the third quarter and first nine months of 1995, when expressed as an annualized percentage of average total loans and other real estate, was 0.09% and 0.04%, respectively. Consumer loans comprised 71% and real estate loans represented 25% of all loans charged off during the first nine months of 1995. The allowance for loan losses expressed as a percentage of total loans was 2.06% and 1.84% at September 30, 1995 and December 31, 1994, respectively.

    Management believes that the allowance for loan losses at September 30, 1995 was adequate to cover the credit risks inherent in the loan portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's customers or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.

Nonperforming Assets
    The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                                                September 30,         December 31,      September 30,
                                                    1995                  1994               1994
                                                                (Dollars in thousands)

Nonaccrual loans                                   $ 4,820               $16,056           $ 4,394
Other real estate                                    3,181                 2,242             2,583
    Total nonperforming assets                       8,001                18,298             6,977
Loans delinquent for 90 days or more                 6,447                12,872             9,789
Restructured loans still accruing interest           6,809                 8,486             8,522
    Total nonperforming assets, loans delinquent
        for 90 days or more and restructured
        loans still accruing interest              $21,257               $39,656           $25,288

Total nonperforming assets as a percentage
    of total loans and other real estate             0.80%                 1.84%             0.72%

Total nonperforming assets and loans
    delinquent for 90 days or more as a
    percentage of total loans and other
    real estate                                      1.45%                 3.14%             1.72%

Total nonperforming assets, loans
    delinquent for 90 days or more and
    restructured loans still accruing interest
    as a percentage of total loans
    and other real estate                            2.13%                 3.99%             2.60%

    Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totalled $21.3 million at September 30, 1995, decreasing by $18.4 million or 46.4% from year-end 1994. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $4.8 million at September 30, 1995 were comprised of two commercial real estate loans, several residential real estate loans and a small commercial loan. During the second quarter of 1995, nonaccrual loans to one borrower totalling $11,250,000 were paid in full, along with $485,000 of previously unaccrued interest thereon. Other real estate of $3.2 million at September 30, 1995 consisted of six residential properties acquired by the Bank through formal foreclosure proceedings. Write-downs totalling $175,000 were made to reflect declines in values on two properties during the third quarter of 1995, bringing total write-downs to $350,000 in the nine months ended September 30, 1995. Loans delinquent for 90 days or more and still accruing interest totaled $6.4 million at September 30, 1995, decreasing by $6.4 million or 49.9% from year-end 1994. This decrease was due primarily to loans being paid in full or brought current by borrowers. Management continues to closely monitor loan delinquencies and is maintaining its efforts to determine the extent of loss exposure on these and all other loans. A continued decline in real estate values and general economic conditions may result in further increases in nonperforming assets, delinquencies, net loan charge-offs and provisions for loan losses.

    In January 1995, the Company adopted the provisions of the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS Nos. 114 and 118 prescribe the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. The effects of the implementation were not material to the consolidated financial statements of the Company. At September 30, 1995, there were no impaired loans not already included in nonaccrual loans, loans delinquent for 90 days or more or restructured loans still accruing interest.

Other Operating Income
    Total other operating income in the third quarter of 1995 of $2,655,000 increased by $72,000 or 2.8% from the third quarter of 1994. A decline in partnership income of $72,000, due primarily to the capitalization of costs in 1994 related to the development of the Kaimuki Plaza, partially offset increases in other service charges and fees on foreign exchange.

    Total other operating income for the first nine months of 1995 of $8,081,000 decreased by $31,000 or 0.4% from the same period in 1994. Increases in other service charges and fees on foreign exchange offset declines in service charges on deposits and partnership income.

Other Operating Expense
    Total other operating expense of $11,595,000 for the third quarter of 1995 increased by $23,000 or 0.2% over the same period in 1994. Salaries and employee benefits of $6,391,000 increased by $311,000 or 5.1% as the number of employees increased during this period, a result of the growth of our in-store banking activities during the past year. Net occupancy expense of $1,543,000 also increased by $378,000 or 32.4% over the third quarter of 1995 due to the expansion of the bank's in-store branch network. Other expenses decreased $630,000 or 17.0% due to the $691,000 FDIC deposit insurance premium refund received in the third quarter of 1995. In September 1995, the FDIC premium rates were reduced by 83%, and overpayments since June 1995 were refunded. The lower level of FDIC deposit insurance premiums will apply through the remainder of 1995.

    Total other operating expense of $35,301,000 for the first nine months of 1995 increased by $61,000 or 0.2% over the same period in 1994. Salaries and employee benefits of $18,866,000 decreased by $235,000 or 1.2% due in part to expenses incurred by the Bank in 1994 relating to the VERP. During the first quarter of 1994, the Bank offered a special retirement bonus to qualifying individuals who elected to retire by April 1, 1994. The total cost of the VERP, which included a retirement bonus, accumulated vacation pay and related payroll taxes thereon, amounted to approximately $915,000. Excluding the impact of the VERP, salaries and employee benefits increased by $680,000 during the first nine months of 1995 due to the Bank's recent in-store branch expansion. Net occupancy expense of $4,321,000 increased by $558,000 or 14.8%, due also to this expansion. Other expenses decreased by $267,000 or 2.5% due to the FDIC deposit insurance premium reduction, offset by increases in other real estate write-downs and an increase in charge card expenses.

Income Taxes
    The effective tax rates for the third quarter and first nine months of 1995 were 39.59% and 39.61%, respectively, compared with the previous year's rates of 39.01% and 39.39%, respectively. The difference in effective rates during the current year was attributable largely to the changes in tax-exempt investment securities holdings during the first nine months of 1995 compared to the previous year.

Financial Condition

    Total assets at September 30, 1995 of $1,400.5 million increased by $18.9 million or 1.4% from December 31, 1994. Cash and due from banks of $44.3 million decreased by $17.3 million or 28.0%, while interest-bearing deposits in other banks of $61.2 million increased $20.9 million or 51.9%, and investment securities of $259.8 million increased by $16.0 million or 6.6%. Net loans of $974.1 million was virtually unchanged from the $973.7 million at year-end 1994.

    Total deposits at September 30, 1995 of $1,123.0 million increased by $41.1 million or 3.8% from year-end 1994. Noninterest-bearing deposits of $150.9 million decreased by $11.9 million or 7.3%, while interest-bearing deposits of $972.1 million increased by $52.9 million or 5.8%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 1995 of $850.4 million decreased by $28.3 million or 3.2% during the first nine months of 1995, while time deposits of $100,000 or more of $272.6 million increased by $69.3 million or 34.1% during the nine months ended September 30, 1995. The decline in core deposits, attributed to the higher deposit rates offered during 1995 which attracted depositors to longer-term, higher-yielding certificates of deposit, resulted from a combination of declines in business money market and savings accounts of $17.6 million and $7.1 million, respectively, and personal savings accounts which decreased by $10.7 million during the first nine months of 1995. Conversely, time deposits with maturities greater than one year increased by $22.8 million.

Capital Resources

    Stockholders' equity of $129.7 million at September 30, 1995 increased by $8.5 million or 7.1% from December 31, 1994. Approximately $1.4 million of this increase was attributable to the reduction in the unrealized loss, net of taxes, on investment securities available for sale. When expressed as a percentage of total assets, stockholders' equity was 9.26% and 8.77% at September 30, 1995 and December 31, 1994, respectively. On

September 11, 1995, the Board of Directors declared a third quarter cash dividend of $0.24 per share, a 9.1% increase over the previous quarter, bringing total dividends declared to $0.68 per share for the first nine months of 1995, a 3.0% increase over dividends declared during the same period in 1994. Dividends declared in the first nine months of 1995 totalled $3,564,000 compared with $3,455,000 in the first nine months of 1994. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

                                                  Required                Actual            Excess

At September 30, 1995:
    Tier I risk-based capital ratio                  4.00%                12.10%             8.10%
    Total risk-based capital ratio                   8.00%                13.36%             5.36%
    Leverage capital ratio                           4.00%                 9.24%             5.24%

At December 31, 1994:
    Tier I risk-based capital ratio                  4.00%                11.31%             7.31%
    Total risk-based capital ratio                   8.00%                12.56%             4.56%
    Leverage capital ratio                           4.00%                 8.84%             4.84%

    The increase in retained earnings, which exceeded the rate of growth in risk-weighted assets in the first nine months of 1995, contributed to the increase in capital ratios.

    In addition, effective December 19, 1992, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

    The following table sets forth the Bank's capital ratios as of the dates indicated.

                                                  Required                Actual            Excess

At September 30, 1995:
    Tier I risk-based capital ratio                  6.00%                10.87%             4.87%
    Total risk-based capital ratio                  10.00%                12.12%             2.12%
    Leverage capital ratio                           5.00%                 8.67%             3.67%

At December 31, 1994:
    Tier I risk-based capital ratio                  6.00%                10.11%             4.11%
    Total risk-based capital ratio                  10.00%                11.37%             1.37%
    Leverage capital ratio                           5.00%                 8.17%             3.17%

Liquidity and Effects of Inflation

    A discussion of liquidity and effects of inflation is included in the 1994 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the nine months ended September 30, 1995.

PART II - OTHER INFORMATION

Items 1 to 5.

      Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

      (a)       Exhibits

            None

      (b)       Reports on Form 8-K

            The Company filed a report on Form 8-K on September 19, 1995 announcing the retirement of Yoshiharu Satoh, chairman of the board and chief executive officer, effective January 1, 1996.



SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CPB INC.
                                                      (Registrant)



        Date:  November 13, 1995             /s/Austin Imamura
                                              Austin Imamura
                                              Vice President and Secretary



        Date:  November 13, 1995             /s/Neal Kanda
                                              Neal Kanda
                                              Vice President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                                 September 30,     December 31,
(Dollars in thousands, except per share data)                                        1995              1994

Assets
Cash and due from banks                                                      $          44,337 $          61,604
Interest-bearing deposits in other banks                                                61,189            40,277
Federal funds sold and securities purchased under agreements to resell                     -                 -
Investment securities:
   Held to maturity, at cost (fair value $161,949 and $157,345 at
     September 30, 1995 and December 31, 1994, respectively)                           162,878           162,098
   Available for sale, at fair value                                                    96,917            81,690
         Total investment securities                                                   259,795           243,788

Loans                                                                                  994,599           991,968
   Less allowance for loan losses                                                       20,471            18,296
         Net loans                                                                     974,128           973,672

Premises and equipment                                                                  24,483            24,217
Accrued interest receivable                                                             10,156             9,781
Investment in partnership                                                                6,033             5,428
Due from customers on acceptances                                                          777             1,459
Other assets                                                                            19,560            21,313
         Total assets                                                        $       1,400,458 $       1,381,539

Liabilities and Stockholders' Equity
Deposits:
   Noninterest-bearing deposits                                              $         150,900 $         162,776
   Interest-bearing deposits                                                           972,059           919,133
         Total deposits                                                              1,122,959         1,081,909
Federal funds purchased and securities sold under
   agreements to repurchase                                                             42,000            67,355
Other borrowed funds                                                                    87,392            94,324
Bank acceptances outstanding                                                               777             1,459
Other liabilities                                                                       17,179            14,889
Employee stock ownership plan note payable                                                 500               500
         Total liabilities                                                           1,270,807         1,260,436

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares, none issued                 -                 -
   Common stock, no par value, stated value $1.25 per share;
      authorized 25,000,000 shares; issued and outstanding 5,243,978 and
      5,235,331 shares at September 30, 1995 and December 31, 1994, respectively          6,555             6,544
   Surplus                                                                               45,238            45,178
   Retained earnings                                                                     78,498            71,386
   Unrealized loss on investment securities                                                (140)           (1,505)
                                                                                        130,151           121,603
   Employee stock ownership plan shares purchased with debt                                (500)             (500)
         Total stockholders' equity                                                     129,651           121,103
         Total liabilities and stockholders' equity                          $        1,400,458 $       1,381,539


Book value per share                                                         $            24.72 $           23.13


See accompanying notes to consolidated financial statements.

F-1

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                       Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
(Dollars in thousands, except per share data)                            1995        1994           1995        1994

Interest income:
   Interest and fees on loans                                        $   23,251  $   19,965     $   68,601  $   57,756
   Interest and dividends on investment securities:
      Taxable interest                                                    3,343       3,243          9,817       9,471
      Tax-exempt interest                                                    30          33             98         243
      Dividends                                                             236         180            614         615
   Interest on deposits in other banks                                      640         140          1,456         684
   Interest on Federal funds sold and securities purchased under
      agreements to resell                                                 -              7            336          64
         Total interest income                                           27,500      23,568         80,922      68,833

Interest expense:
   Interest on deposits                                                   9,589       6,464         27,260      18,219
   Interest on other borrowed funds                                       2,003       1,476          6,290       4,262
         Total interest expense                                          11,592       7,940         33,550      22,481

         Net interest income                                             15,908      15,628         47,372      46,352
Provision for loan losses                                                   825         825          2,475       2,475
         Net interest income after provision for loan losses             15,083      14,803         44,897      43,877

Other operating income:
   Service charges on deposit accounts                                      658         708          1,972       2,062
   Other service charges and fees                                         1,373       1,284          3,961       3,829
   Partnership income                                                       253         325            924       1,064
   Fees on foreign exchange                                                 244         166            808         701
   Investment securities gains                                             -           -                25        -
   Other                                                                    127         100            391         456
         Total other operating income                                     2,655       2,583          8,081       8,112

Other operating expense:
   Salaries and employee benefits                                         6,391       6,080         18,866      19,101
   Net occupancy                                                          1,543       1,165          4,321       3,763
   Equipment                                                                591         627          1,901       1,896
   Other                                                                  3,070       3,700         10,213      10,480
         Total other operating expense                                   11,595      11,572         35,301      35,240

         Income before income taxes and cumulative effect
               of accounting change                                       6,143       5,814         17,677      16,749
Income taxes                                                              2,432       2,268          7,001       6,597
         Net income                                                  $    3,711  $    3,546     $   10,676  $   10,152

Per common share:
   Net income                                                        $     0.71  $     0.68     $     2.04  $     1.94
   Cash dividends declared                                           $     0.24  $     0.22     $     0.68  $     0.66

Weighted average shares outstanding (in thousands)                        5,243       5,235          5,239       5,233


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                       Nine Months Ended September 30,
(Dollars in thousands)                                                                     1995               1994

Cash flows from operating activities:
   Net income                                                                        $       10,676     $       10,152
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                               2,475              2,475
      Provision for depreciation and amortization                                             1,922              1,754
      Net amortization and accretion of investment securities                                 1,405              2,110
      Net gain on investment securities                                                         (25)               -
      Federal Home Loan Bank stock dividends received                                          (614)            (1,026)
      Net deferred loan origination fees                                                        (68)               121
      Net change in loans held for sale                                                        (915)             7,218
      Net gain on sale of loans                                                                  (9)              (211)
      Loss on disposal of premises and equipment                                                 37                -
      Amortization of intangible assets                                                          75                 83
      Deferred income tax expense (benefit)                                                  (1,696)             1,479
      Partnership income                                                                       (924)            (1,064)
      Decrease (increase) in accrued interest receivable and other assets                     3,377             (1,051)
      Increase (decrease) in accrued interest payable and other liabilities                   2,191             (1,460)
         Net cash provided by operating activities                                           17,907             20,580

Cash flows from investing activities:
   Proceeds from maturities of and calls on investment securities held to maturity           33,433             67,740
   Purchases of investment securities held to maturity                                      (35,667)           (56,550)
   Proceeds from maturities of and calls on investment securities available for sale          9,112             78,767
   Purchases of investment securities available for sale                                    (21,384)           (90,245)
   Net decrease (increase) in interest-bearing deposits in other banks                      (20,912)               839
   Net loan originations                                                                     (3,228)           (29,550)
   Loans acquired in branch acquisition                                                         -               (2,656)
   Purchases of premises and equipment                                                       (2,442)            (2,285)
   Proceeds from disposal of premises and equipment                                             217                -
   Distributions from partnership                                                               320                470
         Net cash used in investing activities                                              (40,551)           (33,470)

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                       41,050            (20,722)
   Deposits acquired in branch acquisition                                                      -               10,821
   Proceeds from Federal Home Loan Bank intermediate-term advances                           26,000             14,600
   Repayments of Federal Home Loan Bank intermediate-term advances                           (7,885)           (20,331)
   Net increase (decrease) in other short-term borrowings                                   (50,402)            21,167
   Cash dividends paid                                                                       (3,457)            (3,454)
   Proceeds from sale of common stock                                                            71                 44
         Net cash provided by financing activities                                            5,377              2,125

         Net decrease in cash and cash equivalents                                          (17,267)           (10,765)

Cash and cash equivalents:
   At beginning of period                                                                    61,604             63,152
   At end of period                                                                  $       44,337     $       52,387


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                          $       34,864     $       22,899

   Cash paid during the period for income taxes                                      $        8,800     $        5,620


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

    The results of operations for the three and nine months ended
September 30, 1995 are not necessarily indicative of the results to be expected for the full year.