Form 10-K405
period 1995-12-31
CPB INC
filed 1996-03-29
CIK 701347

As filed with the Securities and Exchange Commission on March 29, 1996

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
Mark One
         [x]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1995

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of February 29, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $123,358,455.

         Number of shares of common stock of the registrant outstanding as of February 29, 1996: 5,263,222 shares

         The following documents are incorporated by reference herein:

                                             Part of
                                             Form 10-K
                                             Into Which
Document Incorporated                        Incorporated
-------------------------------------        ---------------

1995 Annual Report                           Parts II and IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders which
will be filed within 120 days of the
fiscal year ended December 31, 1995          Part III

                             PART I.

ITEM 1.  BUSINESS

Organization

         CPB Inc. (the "Company") is a Hawaii corporation organized on February 1, 1982 pursuant to a Plan of Reorganization and Agreement of Merger as a bank holding company and is subject to the Bank Holding Company Act of 1956, as amended. The Company's principal business is to serve as a holding company for its sole subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. Based on total consolidated assets at December 31, 1995, the Company was the fourth largest bank holding company in Hawaii.

         The Bank owns 100% of the outstanding stock of CPB Properties, Inc. ("CPB Properties"), a company which is the managing partner and 50% owner of CKSS Associates ("CKSS"), a Hawaii limited partnership. CKSS owns Central Pacific Plaza, in which the Company's and Bank's headquarters and main office are located. CKSS also developed the Kaimuki Plaza, in which one of the Bank's branch offices is located. In addition, CPB Properties owns the properties on which one of the Bank's branch offices and the Bank's operations center are located, as well as the property underlying the Kaimuki Plaza. See "ITEM 2. PROPERTIES."

         The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

         The Bank is a full-service commercial bank which currently has 24 banking offices located throughout the State of Hawaii. Its administrative and main office is located in Honolulu, and there are 17 other branches on the island of Oahu. In addition, the Bank maintains one branch on the island of Maui, two branches on the island of Kauai and three branches on the island of Hawaii. In 1995, the Bank opened three in-store branches, two in Daiei Stores on the island of Oahu and one in Sure Save Supermarket in Hilo, on the island of Hawaii.

         Through its network of banking offices, the Bank emphasizes personalized services and offers a full range of banking services to small- and medium-sized businesses, professionals and individuals in Hawaii.

         The Bank offers a variety of deposit instruments. These include personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit.

         The Bank engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans, with particular emphasis on loans with short- to medium-term maturities and adjustable interest rates. The Bank offers inventory and accounts receivable financing, furniture, fixture and equipment financing, short-term operating loans, and commercial real estate and construction loans. Consumer loans include home equity lines of credit, loans for automobiles, home improvement and debt consolidation, personal and professional lines of credit and other installment and term loans for other personal needs.

         The Bank also provides specialized services designed to attract and service the needs of commercial customers and account holders. These services include cash management services, merchant windows, travelers' checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

         The Bank's Trust Division, which was established in 1993, offers asset management and custody services for a variety of accounts including revocable and irrevocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

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

Market Area and Competition

         The Bank competes in the financial services industry mainly targeting the retail and small to midsized businesses. The market is highly competitive with 6 commercial banks, 6 savings and loans and numerous credit unions and finance companies operating in the State of Hawaii. The two largest banks in the state are pursuing aggressive strategies to increase market share and to deliver new services. Bancorp Hawaii, Inc. had over $13.2 billion in total assets at year end 1995. Based on call report data filed with the FDIC, Bank of Hawaii, the subsidiary bank, maintains approximately 43% of the deposits held by banks in the State of Hawaii.

         First Hawaiian, Inc. is the second largest bank holding company with over $7.5 billion in assets at year end 1995. Based on call report data filed with the FDIC, First Hawaiian Bank, the subsidiary bank, has approximately a 38% share of the deposit market.

         Based on call report data filed with the FDIC, the Bank is the third largest bank with market share of approximately 10%. At $1.4 billion in assets, the Bank is building its position in the marketplace as a community bank which is large enough to provide a wide range of banking services and small enough to provide personalized service. The two large banks tend to lead the market with respect to new products and pricing. The Bank competes by offering proven products with superior service levels at competitive prices.

         The Bank has a distribution network of 24 branches and has a strong capital base to enable expansion opportunities in its quest to better serve its targeted market of retail customers and small to medium-sized businesses. With recent consolidation in the financial industry, competition has intensified. The larger institutions are very focused in the business banking and personal banking areas, while leveraging their large branch and electronic banking networks to attract retail customers.

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

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.
Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Hawaii state legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization
Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations.
The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict.
See "ITEM 1. BUSINESS - Supervision and Regulation."


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

         The Company is a legal entity separate and distinct from the Bank and its subsidiary.

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

         At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. At December 31, 1995, the Bank had $82.7 million in retained earnings available for the payment of cash dividends.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets.

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

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to
total assets is 3%.   For all banking organizations not rated in
the highest category, the minimum leverage ratio must be at least
100 to 200 basis points above the 3% minimum, or 4% to 5%.    In
addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

         In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

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

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, "Accounting for Income Taxes."  See "ITEM 1.  BUSINESS
- Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital.
The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations. See Notes 1 and 18 to the Company's Consolidated Financial Statements in the 1995 Annual Report to Shareholders which is incorporated herein by reference. See
"ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to its minimum regulatory capital requirements as of December 31, 1995.

The Company

                             December 31, 1995
                                  Actual            Minimum
                             -----------------      Capital
                             Amount      Ratio  Requirement
                             ------      -----  -----------
                           (Dollars in thousands)

Leverage capital           $131,795       9.61%        3.00%
Tier 1 risk-based           131,795      12.35         4.00
capital
Total risk-based
capital                     145,219      13.61         8.00


The Bank

                             December 31, 1995
                                  Actual            Minimum
                             -----------------      Capital
                             Amount      Ratio  Requirement
                             ------      -----  -----------
                           (Dollars in thousands)

Leverage capital           $122,538       8.99%        3.00%
Tier 1 risk-based           122,538      11.05         4.00
capital
Total risk-based
capital                     136,474      12.31         8.00



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

"Undercapitalized"                     "Significantly
Total risk-based capital less than     undercapitalized"
8%; Tier 1 risk-based capital less     Total risk-based capital
than 4%; or Leverage ratio less than   less than 6%; or Tier 1
4%.  (3% if the institution receives   risk-based capital less
the highest rating from its primary    than 3%; or Leverage
regulator)                             ratio less than 3%.

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


         Safety and Soundness Standards

         In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

         The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

         Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator
(in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

            Assessment Rates Effective Through the First Half of 1995


                                                    Group A   Group B    Group C
                                                   --------   --------   -------

         Well Capitalized............................   23        26        29
         Adequately Capitalized......................   26        29        30
         Undercapitalized............................   29        30        31



           Assessment Rates Effective through the Second Half of 1995

                                                    Group A            Group B              Group C
                                                   --------           --------             --------
         Well Capitalized............................    4                  7                   21
         Adequately Capitalized......................    7                 14                   28
         Undercapitalized............................   14                 28                   31

                                    Assessment Rates Effective January 1, 1996

                                                    Group A            Group B              Group C
                                                   --------            -------              -------
         Well Capitalized............................    0                 3                   17
         Adequately Capitalized......................    3<F1>             10                   24
         Undercapitalized............................   10                 24                   27


<F1>     Subject to a statutory minimum assessment of $1,000 per
         semi-annual period (which also applies to all other assessment risk classifications).


         A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions;
(iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered
(subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full
House Banking Committee.

         On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

         The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions;
(iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

         In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

         Interstate Banking and Branching

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

         In April 1995, the Hawaii legislature enacted legislation to make necessary changes to Hawaii law to harmonize it with the interstate banking legislation passed by Congress. Currently, Hawaii law permits limited reciprocal banking between Hawaii and Guam, American Samoa, the Federated States of Micronesia, the Republic of Palau, the Commonwealth of the Northern Marianas and the Republic of the Marshall Islands. In January 1996, legislation was introduced to permit interstate branching under the Interstate Act. The Company cannot predict whether such legislation will be enacted by the Hawaii legislature. The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

         Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated the Bank "Satisfactory" in complying with its CRA obligations.

         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

         In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.


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

         In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS
No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank. The disclosure required by SFAS No. 107 at December 31, 1995 and 1994 is presented in Note 23 to the Company's Consolidated Financial Statements. See "ITEM 8. FINANCIAL
STATEMENTS AND SUPPLEMENTARY DATA." Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Company or its ability to raise funds in the financial markets.

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

         In October 1994, the FASB issued SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of
Financial Instruments."  SFAS No. 119 amends SFAS No. 105,
"Disclosures of Information about Financial Instruments with Off-Balance-Sheet
 Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 119 requires the disclosure of comparable information for options and other similar financial instruments that previously were not within the scope of SFAS
No. 105. SFAS No. 119 defines a "derivative" financial instrument as a future, forward, swap, option contract or other financial instrument with similar characteristics. The Bank does not use futures, forwards, swaps or option contracts either for trading or for any other purposes, with the exception of a limited amount of foreign exchange forward contracts used to satisfy customer and operational needs. Foreign exchange forward contracts outstanding at December 31, 1995 and 1994 were not material.

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121, effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The application of SFAS No. 121, effective from January 1, 1996, is not expected to have a material impact to the consolidated financial statements of the Company.

         In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122, effective on a prospective basis for fiscal years beginning after December 15, 1995, requires mortgage banking enterprises and other entities (i.e., commercial banks and thrift institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise) to recognize as separate assets the rights to service mortgage loans for others. SFAS No. 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. The application of SFAS No. 122, effective from January 1, 1996, is not expected to have a material impact to the consolidated financial statements of the Company.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, effective for fiscal years beginning after December 15, 1995, establishes a fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires that they disclose in their footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company plans to comply with the disclosure requirements of SFAS No. 123 in its consolidated financial statements for 1996.

         Certain amounts in the consolidated financial statements and notes thereto for the previous two years have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

Employees

         At January 31, 1996, the Company employed 596 persons, 587 on a full-time basis and 9 on a part-time basis. Management of the Company believes that it has favorable employee relations.
The Company is not a party to any collective bargaining agreement.

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

Loan Portfolio

         Total loans declined slightly to $990.4 million at the end of 1995, compared with $992.0 million at the end of 1994 and $945.8 million
at the end of 1993.   Increases in loan volumes were recorded in the real
estate-mortgage-residential and -commercial loan categories.

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

         At December 31, 1995, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

         The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I.  Loans By Categories


                                           December 31,
                     -----------------------------------------------------
                         1995      1994        1993      1992       1991
                     ---------  ---------  ---------  ---------  ---------
                                  (Dollars in thousands)
Commercial,
  financial
  and agricultural   $165,292   $211,257   $237,861   $232,544   $200,612

Real estate --
  construction         47,853     52,811     41,572     49,024     48,483

Real estate --
  mortgage --
  residential         341,229    332,073    317,357    309,867    286,353

Real estate --
  mortgage --
  commercial          368,772    328,979    280,385    229,136    204,941

Installment            67,210     66,848     68,593     80,994     95,277
                     ---------  ---------  ---------  ---------  ---------
Total loans           990,356    991,968    945,768    901,565    835,666

Allowance for
  loan losses          20,156     18,296     17,131     15,378     13,849
                     ---------  ---------  ---------  ---------  ---------
    Net loans        $970,200   $973,672   $928,637   $886,187   $821,817
                     =========  =========  =========  =========  =========

         Commercial, Financial and Agricultural. Loans in this category include loans primarily to small and middle market businesses and professionals located in Hawaii. The Bank's agricultural loans at December 31, 1995 totaled $8,300.

         Real Estate - Construction. Real estate - construction loans decreased to $47.9 million at the end of 1995, from $52.8 million at the end of 1994 and $41.6 million at the end of 1993. The majority of the construction loans provided by the Bank in this category were used for residential development projects.

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

         The major components of the Bank's portfolio of commercial, industrial and other mortgage loans at December 31, 1995 included $108.6 million for stores and offices, $51.5 million for warehouses and industrial buildings, $36.7 million for apartment buildings with 5 or more units and $5.8 million for hotels. Mortgage loans held for sale at December 31, 1995 totalled $7.9 million.

         The following table sets forth certain information with respect to the composition of the Bank's Real Estate - Mortgage loan portfolio as of the dates indicated.

Table II.  Mortgage Loan Portfolio Composition
                                                     December 31,
                    1995             1994                1993               1992                 1991
              Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent    Amount   Percent
             --------  -------  --------  -------  --------  -------   --------  -------   --------  -------
                                                (Dollars in thousands)
Residential:
  1-4 units  $335,345   47.2%   $328,282   49.7%   $309,458   51.8%    $300,710   55.8%    $276,050   56.2%
  5 or more
  units         5,884    0.8       3,791    0.6       7,899    1.3        9,157    1.7       10,303    2.1
Commercial,
 industrial
 and other    368,772   52.0     328,979   49.7     280,385   46.9      229,136   42.5      204,941   41.7
             --------  ------   --------  ------   --------- ------    --------  ------    --------  ------

  Total      $710,001  100.0%   $661,052  100.0%   $597,742  100.0%    $539,003  100.0%    $491,294  100.0%
             ========  ======   ========  ======   ========  ======    ========  ======    ========  ======

     Installment Loans. The following table sets forth the primary components of the Bank's Installment loan portfolio as of the dates indicated.

Table III.  Installment Loan Portfolio Composition

                                                                       December 31,
                   1995               1994                1993                1992               1991
              Amount  Percent    Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
             -------- -------   --------  -------   --------  -------   --------  -------  --------  -------
                                                                  (Dollars in thousands)
Automobile   $ 26,368   39.2%   $ 27,786   41.6%    $ 26,357   38.4%    $ 32,717   40.4%   $ 38,919   40.8%
Credit cards
 and related
 plans         22,151   33.0      19,612   29.3       19,626   28.6       20,393   25.2      20,678   21.7
Other          18,691   27.8      19,450   29.1       22,610   33.0       27,884   34.4      35,680   37.5
             --------  -----    --------  ------    --------  ------    --------  ------   --------  ------

  Total      $ 67,210  100.0    $ 66,848  100.0%    $ 68,593  100.0%    $ 80,994  100.0%   $ 95,277  100.0%
             ========  =====    ========  ======    ========  ======    ========  ======   ========  ======


Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 1995. The table excludes real estate loans (other than construction loans) and installment loans.


Table IV.  Maturity Distribution of Commercial and Construction Loans

                                    Maturing
                      ---------------------------------
                                  Over One
                      One Year     Through         Over
                       or Less  Five Years   Five Years       Total
                      --------  ----------   ----------   ---------
                          (Dollars in thousands)

Commercial, financial
  and agricultural    $70,502      $44,197      $50,593    $165,292

Real estate --
 construction          28,222       14,477        5,154      47,853
                      -------      -------      -------    --------
Total                 $98,724      $58,674      $55,747    $213,145
                      =======      =======      =======    ========

         The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans

                               Maturing
                   -----------------------
                      Over One
                       Through        Over
                    Five Years  Five Years        Total
                    ----------  ----------   ----------
                          (Dollars in thousands)

With fixed
interest rates         $22,900    $23,116     $ 46,016

With variable
interest rates          35,774     32,631       68,405
                       -------    -------     --------
Total                  $58,674    $55,747     $114,421
                       =======    =======     ========



Allowance for Loan Losses

         The allowance for loan losses is maintained at a level considered adequate to provide for potential losses on loans and other extensions of credit, including off-balance sheet credit exposures. The adequacy of the allowance for loan losses is based upon management's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience.

         During 1995, $3.3 million was provided for loan losses compared to $3.3 million in 1994 and $3.2 million in 1993. In 1995, the Bank experienced a net charge-off of $1.4 million, compared with net charge-offs of $2.1 million and $1.4 million in 1994 and 1993, respectively. The allowance for loan losses at December 31, 1995 was $20.2 million, compared to $18.3 million at December 31, 1994 and $17.1 million at December 31,
1993. The ratio of allowance for loan losses to total loans was 2.04%, 1.84% and 1.81% at December 31, 1995, 1994 and 1993, respectively.

         Management believes that the allowance for loan losses at December 31, 1995 was adequate to absorb known and inherent risks in the portfolio.
However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-- Provision and Allowance for Loan Losses" and "-- Nonperforming Assets."

         The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI.  Allowance for Loan Losses

                                  Year Ended December 31,
                       1995      1994      1993      1992      1991
                     --------  --------  --------  --------  --------
                                  (Dollars in thousands)

Average amount of
 loans outstanding   $1,004,094 $947,433  $911,611  $865,316  $771,870
Allowance for
 loan losses:
 Balance at
 beginning of year   $   18,296 $ 17,131  $ 15,378  $ 13,849  $ 11,687
                     ---------- --------  --------  --------  --------
Charge-offs:
Commercial,
 financial and
 agricultural               146      129       225       257        17
Real Estate --
 construction                --       --        --        --        --
Real Estate --
 mortgage --
 residential                192      538       543       570        --
Real Estate --
 mortgage --
 commercial                 943    1,360       254        --        --
Installment                 540      492       620       537       375
                     ----------   ------    ------    ------  --------
  TOTAL                   1,821    2,519     1,642     1,364       392
                     ----------   ------    ------    ------  --------
Recoveries:
Commercial,
 financial and
 agricultural               192      160        12        74         2
Real Estate --
 construction                --       --        --        --        --
Real Estate --
 mortgage --
 residential                 48       32         3        --        --
Real Estate --
 mortgage --
 commercial                  --       --        --        --        --
Installment                 141      192       180       119       152
                     ----------   ------  --------  --------  --------
 TOTAL                      381      384       195       193       154

Net loans charged
 off (recovered)          1,440    2,135     1,447     1,171       238
                     ----------  -------  --------  --------  --------
Provision charged
 to operations            3,300    3,300     3,200     2,700     2,400
                     ----------  -------  --------  --------  --------
Balance at end
 of year                $20,156  $18,296   $17,131   $15,378   $13,849
                     ==========  =======  ========  ========  ========


Ratios:
Allowance for
 loan losses to
 loans outstand-
 ing at end of
 period                  2.04%         1.84%     1.81%     1.71%     1.66%
Net loans charged
 off (recovered)
 during period to
 average loans
 outstanding
 during period            .14%          .23%      .16%      .14%      .03%



         Over the five-year period ended December 31, 1995, the allocation of the allowance for loan losses for the largest loan category, commercial real estate mortgage loans, increased steadily to correspond with increases in the total volume of loans and the level of loan losses in these categories. The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment. The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII.  Allocation of Allowance for Loan Losses

                                1995                 1994                 1993                 1992                 1991
                             Percent              Percent              Percent              Percent              Percent
                            of loans             of loans             of loans             of loans             of loans
                             in each              in each              in each              in each              in each
                Allowance   category  Allowance  category  Allowance  category  Allowance  category  Allowance  category
                 for loan   to total   for loan  to total   for loan  to total   for loan  to total   for loan  to total
                   losses      loans     losses     loans     losses     loans     losses     loans     losses     loans
                ----------  ---------  ---------  --------  ---------  --------  ---------  --------  ---------  -------
Commercial,
  financial and
  agricultural  $ 4,100      16.7%    $ 5,100      21.3%   $ 6,100     25.2%    $ 5,200     25.8%    $ 3,100     24.0%

Real estate --
  construction      200       4.9         500       5.3        500      4.4         100      5.4         100      5.8

Real estate -
  mortgage --
  residential     1,800      34.4       3,000      33.5      3,800     33.6         500     34.4         500     34.3

Real estate -
  mortgage --
  commercial      7,800      37.2       5,500      33.2      5,300     29.5       3,800     25.4       2,400     24.5

Installment         600       6.8         400       6.7        600      7.3       1,200      9.0         900     11.4

Unallocated       5,656       N/A       3,796       N/A        831      N/A       4,578      N/A       6,849      N/A
                -------    -------    -------   --------   -------   -------    -------    ------    -------    ------
  TOTAL         $20,156     100.0%    $18,296     100.0%   $17,131    100.0%    $15,378    100.0%    $13,849    100.0%
                =======    =======    =======   =======    =======   =======    =======    ======    =======    ======


Investment Portfolio

         The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.



Table VIII.  Distribution of Investment Securities

                                            December 31,
                          ---------------------------------------------------------------------
                                     1995                       1994                   1993
                          ------------------------   ----------------------------  -------------

                            Held-to-     Available      Held-to-      Available-
                            Maturity      for Sale      Maturity        for Sale
                           (at Amor- (at Estimated     (at Amor-   (at Estimated
                         tized Cost)   Fair Value)   tized Cost)     Fair Value)
                         ----------- -------------   -----------   --------------
                                       (Dollars in Thousands)
U.S. Treasury and
 other U.S. Government
 agencies                 $123,073      $129,699       $146,216        $66,949        $209,938

States and political
 subdivisions               11,620         2,836         13,885             --          21,334

Other                        2,000        14,399          1,997         14,741          19,396
                          --------      --------       --------        -------        --------

Total investment
securities                $136,693      $146,934       $162,098        $81,690        $250,668
                          ========      ========       ========        =======        ========



         The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 1995. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 1995.

Maturity Distribution of Investment Portfolio

         The following table sets forth the maturity distribution of the investment portfolio at December 31, 1995.


Table IX.  Maturity Distribution of Investment Portfolio

                                                  Weighted
Portfolio Type and Maturity Grouping   Book       Average
                                       Value    Yield<F1>
                                     --------   ------------
                                       (Dollars in thousands)

Held-to-Maturity Portfolio
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $ 32,400       4.731%
  After one but within five years      80,100       5.724
  After five but within ten years      10,573       6.870
  After ten years                          --          --
                                     --------

  Total U.S. Treasury and other
        U.S. Government agencies      123,073       5.561
                                     --------
States and political subdivisions:
  Within one year                       2,499       6.859
  After one but within five years       7,754       6.017
  After five but within ten years       1,367       6.508
  After ten years                          --         --
                                     --------
        Total states and political
        subdivisions                   11,620       6.256
                                     --------
Other:
  Within one year                       2,000       4.447
  After one but within five years          --          --
  After five but within ten years          --          --
  After ten years                          --          --
                                     --------
        Total other                     2,000       4.447
                                     --------
Total held-to-maturity
  portfolio                          $136,693       5.604
                                     ========
                                                        40

Available-for-Sale Portfolio
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $ 28,143       6.321%
  After one but within five years      38,053       5.532
  After five but within ten years       9,868       5.251
  After ten years                      53,635       6.014

    Total U.S. Treasury and other
      U.S. Government agencies        129,699       5.881
                                     --------
States and political subdivisions:
  Within one year                         --          --
  After one but within five years       2,836       6.151
  After five but within ten years         --          --
  After ten years                         --          --
        Total states and political
        subdivisions                    2,836       6.151
                                     --------

Other:
  Within one year                         --          --
  After one but within five years         --          --
  After five but within ten years         --          --
  After ten years                      14,399       7.268
                                     --------
        Total other                    14,399       7.268

Total available-for-sale portfolio   $146,934       6.022
                                     ========
Total investment securities          $283,627
                                     ========


<F1>  Weighted average yield is computed on an annual basis and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.




Deposits

         The Bank competes for deposits in Hawaii principally by providing quality customer service at its branch offices. The Bank, over the years, has developed a relatively large and stable base of core deposits which consists of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. The Bank does not purchase brokered deposits.

         Total deposits at December 31, 1995, 1994 and 1993 were
$1,138.3 million, $1,081.9 million and $1,078.3 million, respectively. Deposits increased in 1995 by 5.2% compared with the 0.3% growth recorded for 1994. Interest-bearing deposits, excluding time deposits of $100,000 and greater, decreased by 1.2% in 1995 and 0.6% in 1994. Noninterest-bearing deposits increased by 4.7% in 1995 and decreased by 9.7% in 1994. The Bank's ratio of core deposits to total deposits was 77.1% at December 31, 1995, 81.2% at December 31, 1994 and 83.5% at December 31, 1993. Time deposits of $100,000 and greater increased by 28.1% to $260.3 million in 1995 over the $203.2 million in 1994 which increased by 14.1% over the $178.1 million in 1993. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition."

     The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the periods indicated. Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits

                                        Year ended December 31,
                    ---------------------------------------------------------
                           1995                    1994           1993
                    ------------------  ----------------- ------------------
                               Average            Average            Average
                    Average     Rate    Average    Rate     Average    Rate
                    Balance     Paid    Balance    Paid     Balance    Paid
                    ---------- -------  --------  ------- ---------  -------

Noninterest-bearing
  demand deposits   $  152,002     --% $  152,941     --%   $152,643      --%
Interest-bearing
 demand deposits        98,303   1.36     104,847   1.36     100,577    1.58
Savings and money
 market deposits       414,988   3.12     459,282   2.45     448,921    2.74
Time deposits          437,789   5.16     347,906   3.69     335,127    3.79
                    ----------         -----------        ----------
 TOTAL              $1,103,082   3.34  $1,064,976   2.40  $1,037,268    2.56
                    ==========         ===========        ==========

         The remaining maturities of the certificates of deposit in denominations of $100,000 or greater are set forth in the following table.

XI.  Remaining Maturities of Large Certificates of Deposit


                                        December 31, 1995
                                     (Dollars in thousands)

Three months or less                     $109,212
Over three through six months              79,000
Over six through twelve months             60,850
Over twelve months                         11,192
                                         --------
   Total                                 $260,254
                                         ========


ITEM 2.  PROPERTIES

         The executive offices of the Company and the Bank are located at 220 South King Street, Honolulu, Hawaii 96813.

         All Bank properties, except for the properties in which the Hilo and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2019, and, in most instances, include options to renew. For the year ended December 31, 1995, net rent expense under these leases aggregated $4.7 million. For additional information relating to lease rental expense and commitments, see Note 16 to the Company's Consolidated Financial Statements in the 1995 Annual Report which is incorporated herein by reference.

         CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima Development Corporation, a general partner, Sumitomo Corporation and Sumitomo Corporation of America, limited partners. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets, which now serves as the Company's and the Bank's headquarters. The building contains
201,865 square feet of rentable space of which approximately 64,000 square feet are occupied by the Company. CKSS carried the building complex on its books at a net book value of $39.5 million as of December 31, 1995. To finance the building, CKSS entered into loan agreements with The Sumitomo Bank, Limited ("Sumitomo") and the
Bank, whereby Sumitomo agreed to lend $20.0 million and the Bank agreed to lend $4.0 million to CKSS. Both loans are secured by real estate and are due on November 18, 1996. As of December 31, 1995, the Bank had advanced pursuant to this loan agreement the sum of $500,000. As of the same date, Sumitomo had advanced pursuant to its loan agreement the sum of $10.7 million. The investment in CKSS is carried on the books of the Company under the equity method of accounting. See Notes 1 and 7 to the Company's Consolidated Financial Statements in the 1995 Annual Report which is incorporated herein by reference.

         In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS would develop a 4-story office building (the "Kaimuki Plaza").

         On April 30, 1993, CKSS and the Bank entered into a building loan agreement to borrow up to $12.2 million at .75% above LIBOR to finance the Kaimuki Plaza. At December 31, 1995, the Bank had advanced $11.3 million pursuant to this loan agreement. The weighted average interest rate on all loans related to the Company's headquarters and Kaimuki Plaza at December 31, 1995 was 6.636%.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1995.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of February 29, 1996, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at their pleasure.

                        Principal Occupation
Name and Position       During Past Five Years              Age

Joichi Saito            President and Chief Operating       60
Chairman of the         Officer, Central Pacific Bank
Board and Chief         (1989 - 1995)
Executive Officer

Naoaki Shibuya          Executive Vice President of Bank    54
President               (1993-1995); Executive Vice
                        President of The Sumitomo Bank of
                        California (1989-1993)

Austin Y. Imamura       Executive Vice President            49
Vice President and      and Secretary, Central Pacific
Secretary               Bank (1991 - Present); Senior Vice
                        President and Secretary, Central
                        Pacific Bank (1991); Senior Vice
                        President, Central Pacific Bank
                        (1987 - 1991)

Neal K. Kanda           Executive Vice President and        47
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



                              PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock and related shareholder matters, see "Common Stock Price
Range and Dividends" contained in the 1995 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS --
Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank."

ITEM 6.  SELECTED FINANCIAL DATA

         For selected financial data concerning the Company, see
"Selected Consolidated Financial Data" contained in the 1995 Annual Report, which is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         For Management's discussion and analysis of financial condition and results of operations, see, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1995 Annual Report, which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements of the Company, see the 1995 Annual Report, which is incorporated herein by reference, and the "Independent Auditors' Report" thereon. See "ITEM 14. EXHIBITS,
FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.


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


                              PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

         (a)  Financial Statements and Schedules

         (1) The following financial statements included in the registrant's 1995 Annual Report to Shareholders are incorporated herein by reference. Page number references are to page numbers in the 1995 Annual Report.

                                                                      Page

CPB Inc. and Subsidiary:

Independent Auditors' Report                                           37

Consolidated Balance Sheets at December 31, 1995 and 1994              17

Consolidated Statements of Income for the Years
Ended December 31, 1995, 1994 and 1993                                 18

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 1995, 1994 and 1993            19

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1995, 1994 and 1993                                 20

Notes to Consolidated Financial Statements                             21

         (2) All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

         (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of 1995.

         (c)  Exhibits

         See Index to Exhibits included in this Annual Report on Form
10-K.


                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 18, 1996.

                                   CPB INC.
                                   (Registrant)


                                   By /s/ Joichi Saito
                                   JOICHI SAITO
                                   Chairman of the Board and
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                      Title                   Date

/s/ Joichi Saito            Chairman of the Board      March 18, 1996
Joichi Saito                Chief Executive Officer
                            (Principal Executive
                            Officer), Director


/s/ Neal K. Kanda           Vice President,            March 18, 1996
Neal K. Kanda               Treasurer
                            (Principal Financial
                            Officer, Principal
                            Accounting Officer)

/s/ Paul Devens             Director                   March 18, 1996
Paul Devens


_____________________       Director                   March __, 1996
Alice F. Guild


/s/ Dennis I. Hirota        Director                   March 18, 1996
Dennis I. Hirota, Ph.D.


/s/ Stanley Hong            Director                   March 18, 1996
Stanley Hong


______________________      Director                   March __, 1996
Kensuke Hotta


/s/ Daniel M. Nagamine      Director                   March 18, 1996
Daniel M. Nagamine


/s/ Yoshiharu Satoh         Director                   March 18, 1996
Yoshiharu Satoh


/s/ Naoaki Shibuya          Director                   March 18, 1996
Naoaki Shibuya

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

10.17.4      Annual Contributions Agreement dated as of November
             8, 1991 by and between American Trust Co. of Hawaii,
             Inc. and Central Pacific Bank<F5>

10.17.5 Guaranty Agreement dated as of November 8, 1991 by and between The Sumitomo Bank, Limited, Los Angeles
             Branch and CPB Inc.<F5>

10.17.6      Stock Purchase Agreement by and between American
             Trust Co. of Hawaii, Inc. and CPB Inc.<F5>

10.18        Common Stock Purchase Warrants issued November 13,
             1991 to The Sumitomo Bank, Limited<F5>

10.19        Central Pacific Bank and Subsidiaries 1995 Annual
             Executive Incentive Plan<F6>

10.20        Central Pacific Bank Supplemental Executive Retirement
             Plan<F8>

13           Annual Report to Shareholders for the year ended
             December 31, 1995 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)

21           Subsidiaries of CPB Inc.<F7>

23           Accountants' Consent

27           Financial Data Schedule

99 Proxy Statement for Annual Meeting of Shareholders to be held on April 23, 1996



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

<F7>          Filed as Exhibit 21 to Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1994, filed with the Securities Exchange Commission on March 30, 1994.

<F8>          To be filed by amendment.