Form 10-K405/A
period 1995-12-31
CPB INC
filed 1996-04-17
CIK 701347

As filed with the Securities and Exchange Commission on April 18, 1996

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K/A
                          Amendment No. 1
Mark One
         [x]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1995

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

         Number of shares of common stock of the registrant outstanding as of February 29, 1996: 5,263,222 shares

         The following documents are incorporated by reference herein:

                                             Part of
                                             Form 10-K
                                             Into Which
Document Incorporated                        Incorporated
- -------------------------------------        ---------------

1995 Annual Report                           Parts II and IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders which
will be filed within 120 days of the
fiscal year ended December 31, 1995          Part III

                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 18, 1996.

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

10.17.6      Stock Purchase Agreement by and between American
             Trust Co. of Hawaii, Inc. and CPB Inc.<F5>

10.18        Common Stock Purchase Warrants issued November 13,
             1991 to The Sumitomo Bank, Limited<F5>

10.19        Central Pacific Bank and Subsidiaries 1995 Annual
             Executive Incentive Plan<F6>

10.20        Central Pacific Bank Supplemental Executive Retirement
             Plan<F8>

13           Annual Report to Shareholders for the year ended
             December 31, 1995 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)<F9>

21           Subsidiaries of CPB Inc.<F7>

23           Accountants' Consent<F9>

27           Financial Data Schedule<F9>

99 Proxy Statement for Annual Meeting of Shareholders to be held on April 23, 1996<F9>



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

<F8>          Filed herewith.

<F9>          Filed as Exhibits 13, 23, 27 and 99 to Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.