Form 10-Q
period 1996-03-31
CPB INC
filed 1996-05-10
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to _________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X ]  No [   ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value, $1.25 Stated Value;
Outstanding at March 31, 1996:  5,263,222 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  The financial statements listed below are filed as a part hereof.
                                                           Page
Consolidated Balance Sheets - March 31, 1996 and
      December 31, 1995                                     F-1
Consolidated Statements of Income - Three months ended
     March 31, 1996 and 1995                                F-2
Consolidated Statements of Cash Flows - Three months
     ended March 31, 1996 and 1995                          F-3
Notes to Consolidated Financial Statements                  F-4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

Overview

  CPB Inc. (the "Company") posted first quarter 1996 net income of $3.554 million, increasing by 3.3% over the $3.442 million earned in the first quarter of 1995. The increase in net income was due to a combination of the increase in fees on loans and a decrease in the provision for loan losses, which outpaced the impact of the decline in other operating income and the increase in other operating expense. As of March 31, 1996, total assets of $1,378.9 million increased by $7.0 million or 0.5%, net loans of $971.3 million increased by $1.1 million or 0.1%, and total deposits of $1,121.7 million decreased by $16.6 million or 1.5% when compared with year-end 1995.

  The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                      Three Months Ended
                               March 31,
                          1996      1995

Annualized return
  on average assets      1.04%     1.00%

Annualized return
  on average
  stockholders' equity  10.57%    11.14%

Earnings per share       $0.68     $0.66

  The State of Hawaii's economy has demonstrated signs of
recovery in certain sectors, and local economists are optimistic that there will be further improvement in the next year. Labor 1 market conditions declined during the first quarter of 1996, due mainly to the recent federal government shutdowns. In addition, planned reductions in federal defense spending is expected to adversely impact job growth and the construction industry.
However, the visitor industry remains strong. Total visitor arrivals during 1995 exceeded 1994 levels by an estimated 3.2%, and 1996 activity is expected to surpass 1995 levels. With the development of the Hawaii Convention Center currently in progress, and as the U.S. and Japanese economies rebound, expectations are that growth in the visitor industry will continue to improve. In summary, the Hawaii economy is expected to grow modestly in 1996; however, a lack of significant improvement may have an adverse impact on the Bank's growth and may also result in higher levels of nonperforming loans and related loan losses. Consequently, the results of operations of the Company for the remainder of 1996 will depend on the speed, strength and duration of the economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three months ended
March 31, 1996 and 1995 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                      Three Months Ended
                               March 31,
                           1996     1995
                  (Dollars in thousands)

Interest income        $26,428   $26,014
Interest expense        10,589    10,592
  Net interest income  $15,839   $15,422

Annualized net
  interest margin        5.02%     4.82%

  Interest income increased by $414,000 or 1.6% in the first quarter of 1996 as compared to the same period in 1995 due primarily to an increase in fees on loans. Average interest earning assets of $1,262.9 million for the three months ended March 31, 1996 decreased by $17.3 million or 1.4%, while the yield on interest earning assets increased to 8.37% from 8.13%. Interest and fees on loans increased by $295,000 or 1.4%, while average loans outstanding decreased by 1.7%. The increase in interest and fees on loans reflects an increase of $301,000 in fees on loans, attributable primarily to a few large loan transactions. Interest on taxable investment securities increased by $725,000 or 22.7% due primarily to an increase of $46.0 million or 20.3% in related average balances. Interest on deposits in other banks and interest on Federal funds sold and securities purchased under agreements to resell for the first quarter of 1996 decreased nearly 100% from the first quarter of 1995 due to a decrease in average balances during the period.

  Interest expense for the first three months of 1996 remained relatively unchanged, decreasing by $3,000 as compared to the same period in 1995. The rate on interest-bearing liabilities for the first quarter of 1996 as compared to the same period in 1995 increased to 4.00% from 3.88%. However, average interest-bearing liabilities of $1,060.1 million for the first quarter of 1996 decreased by $32.1 million or 2.9% when compared to the first quarter of 1995. The rise in interest rates, a continued movement of funds into higher-yielding certificates of deposits and increased competition for deposits contributed to a rise in the cost of deposits. At the same time, the decline in total deposits led the Bank to seek higher-cost external sources of funds.

  As a result, net interest income for the first quarter of 1996 increased by $414,000 or 1.6%, and net interest margin increased to 5.02% from 4.82%. Due to the expectation of strong competition for both loans and deposits, no assurances can be given that the Company will be able to maintain net interest margin at its current level for the remainder of 1996.

Provision for Loan Losses
  Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by charge-offs, net of recoveries.

  Provision for loan losses, loan charge-offs, recoveries, net loan charge-offs and the annualized ratio of net loan charge-offs to average loans are set forth below for the periods indicated.

                      Three Months Ended
                               March 31,
                          1996      1995
                  (Dollars in thousands)

Provision for
  loan losses             $450      $825

Loan charge-offs          $155      $130
Recoveries                  49        43
  Net loan charge-offs    $106      $ 87

Annualized ratio of
  net loan charge-offs
  to average loans       0.04%     0.03%

  The provision for loan losses of $450,000 for the first quarter of 1996 decreased by $375,000 or 45.5% from the same period in 1995 due to the lower level of nonperforming assets and loan delinquencies. Net loan charge-offs of $106,000 and $87,000 for the first three months of 1996 and 1995, respectively, when expressed as an annualized percentage of average total loans, were 0.04% and 0.03%, respectively. Consumer loans comprised approximately 97% of loan charge-offs during the first quarter of 1996. The allowance for loan losses expressed as a percentage of total loans was 2.07% and 2.04% at March 31, 1996 and December 31, 1995, respectively. This ratio increased due to lower-than-expected loan charge-offs and a lack of loan growth.

  Management believes that the allowance for loan losses at March 31, 1996 was adequate to cover credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the State of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                               March 31,   December 31,
                                    1996           1995
                                 (Dollars in thousands)

Nonaccrual loans                 $ 3,582        $ 3,583
Other real estate                  2,231          2,231
  Total nonperforming assets       5,813          5,814

Loans delinquent for 90
  days or more                    22,582          9,189
Restructured loans still
  accruing interest                5,974          5,974
  Total nonperforming assets,
     loans delinquent for
     90 days or more and
     restructured loans still
     accruing interest           $34,369        $20,977

Total nonperforming assets as a
  percentage of total loans and
  other real estate                0.58%          0.59%

Total nonperforming assets and
  loans delinquent for 90 days
  or more as a percentage of
  total loans and other real
  estate                           2.86%          1.51%

Total nonperforming assets,
  loans delinquent for 90 days
  or more and restructured loans
  still accruing interest
  as a percentage of total loans
  and other real estate            3.46%          2.11%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totalled $34.4 million at March 31, 1996, increasing by $13.4 million or 63.8% over year-end 1995. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $3.6 million were comprised of one large commercial real estate loan and several residential real estate loans. In May 1995, nonaccrual loans totalling $11,250,000 were paid in full, along with all previously unaccrued interest thereon. Other real estate of $2.2 million at March 31, 1996 consisted of several residential properties. Loans delinquent for 90 days or more and still accruing interest totaled $22.6 million at March 31, 1996, increasing by $13.4 million or 145.8% from year-end 1995.
Increases in delinquencies occurred in the residential real estate and commercial loan portfolios. Management continues to closely monitor loan delinquencies and is increasing its efforts to determine the extent of loss exposure on these and all other loans. A continued decline in the general economic conditions may result in further increases in nonperforming assets, delinquencies, net loan charge-offs and provision for loan losses.

Other Operating Income
  Total other operating income in the first quarter of 1996 of $2,601,000 decreased by $221,000 or 7.8% from the first quarter of 1995. The primary factor in the decline was a decrease in partnership income of $271,000 or 70.2% due to operating losses from the leasing of the recently-completed Kaimuki Plaza and the effects on vacancies and lease rates of an oversupply of office space in the Honolulu area.

Other Operating Expense
  Total other operating expense of $12,052,000 for the first quarter of 1996 increased by $377,000 or 3.2% from the first quarter of 1995. Salaries and employee benefits of $6,610,000 increased by $375,000 or 6.0% due in part to $175,000 in severance payments related to a staff reduction plan, coupled with an increase in number of employees resulting from the establishment of three new in-store branches during the fourth quarter of 1995. Net occupancy expense of $1,608,000 increased by $250,000 or 18.4% due to a combination of branch openings, scheduled rental increases on other bank facilities and costs related to the relocation and consolidation of the Bank's
Consumer Banking Division. Other expense of $3,158,000 decreased by $255,000 or 7.5%. A reduction of $600,000 in the Federal Deposit Insurance Corporation deposit assessment was partially offset by increases in computer software and charge card related expenses.

Income Taxes
  Income tax expense totalled $2,331,000 and $2,252,000 for the three months ended March 31, 1996 and 1995, respectively. The effective tax rate for the first quarter of 1996 and 1995 was 39.61% and 39.55%, respectively.

  Financial Condition

  Total assets at March 31, 1996 of $1,378.9 million increased by $7.0 million or 0.5% over December 31, 1995. Investment securities of $297.5 million increased by $13.8 million or 4.9%, and total loans of $991.8 million increased by $1.4 million or 0.1%, while interest-bearing deposits in other banks of $49,000 decreased by $7.1 million or 99.3% during the first quarter of 1996.

  Total deposits at March 31, 1996 of $1,121.7 million decreased by $16.6 million or 1.5% from year-end 1995, while Federal funds purchased and securities sold under agreements to repurchase of $10.5 million and other borrowed funds of $97.5 million increased by $8.0 million or 320.0% and $15.4 million or 18.7%, respectively, over that same period.  Noninterest-bearing
deposits of $160.1 million decreased by $10.4 million or 6.1%, and interest-bearing deposits of $961.6 million decreased by $6.2 million or 0.6%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits 6 under $100,000) at March 31, 1996 of $848.3 million decreased by $29.8 million or 3.4% during the first quarter of 1996.
Decreases in business checking accounts of $11.1 million, personal savings accounts of $7.9 million and time deposits under $100,000 of $3.5 million contributed to the decline in core deposits. Time deposits of $100,000 or more increased by $13.1 million, consistent with an ongoing trend of deposits moving to higher-rate instruments.

  Capital Resources

  Stockholders' equity of $133.8 million at March 31, 1996 increased by $1.3 million or 1.0% from December 31, 1995. A $1.1 million change in the unrealized gain(loss) on investment securities available for sale, net of taxes, offset increases attributable to net earnings. When expressed as a percentage of total assets, stockholders' equity was 9.71% and 9.66% at March 31, 1996 and December 31, 1995, respectively. On March 18, 1996, the Board of Directors declared a quarterly cash dividend of $0.24 per share, increasing by 9.1% over the $0.22 per share declared in the first quarter of 1995. Dividends declared in the first quarter of 1996 totalled $1,263,000 compared with
$1,152,000 in the first quarter of 1995. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

  The following table sets forth capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                                   Required    Actual     Excess

At March 31, 1996:
  Tier I risk-based capital ratio     4.00%    12.43%      8.43%
  Total risk-based capital ratio      8.00%    13.69%      5.69%
  Leverage capital ratio              4.00%     9.87%      5.87%

At December 31, 1995:
  Tier I risk-based capital ratio     4.00%    12.35%      8.35%
  Total risk-based capital ratio      8.00%    13.61%      5.61%
  Leverage capital ratio              4.00%     9.61%      5.61%

  The increase in retained earnings, which exceeded the rate of growth in risk-weighted assets in the first quarter of 1996, contributed to the increase in capital ratios.

  In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the Bank's capital ratios as of the dates indicated.

                                   Required    Actual     Excess

At March 31, 1996:
  Tier I risk-based capital ratio     6.00%    11.14%      5.14%
  Total risk-based capital ratio     10.00%    12.40%      2.40%
  Leverage capital ratio              5.00%     9.24%      4.24%

At December 31, 1995:
  Tier I risk-based capital ratio     6.00%    11.05%      5.05%
  Total risk-based capital ratio     10.00%    12.31%      2.31%
  Leverage capital ratio              5.00%     8.99%      3.99%


  Liquidity and Effects of Inflation

  A discussion of liquidity and effects of inflation is included in the 1995 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the quarter ended March 31, 1996.

PART II.  OTHER INFORMATION

Items 1 to 3 and Item 5.

  Items 1 to 3 and Item 5 are omitted pursuant to instructions to
Part II.


Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 23, 1996, for the purpose of considering and voting upon the following matters:

  1. Election of three persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

  2. Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1996; and

  3. Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

  The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 4,111,137 shares, or 78.1% of eligible shares, were represented at the Meeting.

                                         Votes Cast
                                         Against or   Abstentions
   Name                           For      Withheld   or Nonvotes

   Alice F. Guild           4,083,531        27,606          None
   Daniel M. Nagamine       4,077,031        34,106          None
   Naoaki Shibuya           4,111,137          None          None

   In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

                                        Expiration
   Name                                    of Term

   Paul Devens                                1997
   Dennis I. Hirota, Ph.D.                    1998
   Stanley Hong                               1997
   Kensuke Hotta                              1998
   Joichi Saito                               1998
   Yoshiharu Satoh                            1997

   The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1996 was approved with a total of 4,090,089 votes cast for, 3,196 votes against or withheld and 17,852 abstentions or nonvotes.

   There were no other matters brought before the Meeting which required a vote by shareholders.


Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

          None

   (b)    Reports on Form 8-K

          The Company filed no reports on Form 8-K during the first quarter of 1996.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date:  May 8, 1996          /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date:  May 8, 1996          /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

      CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,   December 31,
(Dollars in thousands, except per share data)                     1996           1995
ASSETS
Cash and due from banks                                      $  49,034     $   50,274
Interest-bearing deposits in other banks                            49          7,140
Investment securities:
  Held to maturity, at cost (fair value of $120,584
     and $137,347 at March 31, 1996 and December 31,
     1995, respectively)                                       120,870        136,693
  Available for sale, at fair value                            176,581        146,934
     Total investment securities                               297,451        283,627

Loans                                                          991,764        990,356
  Less allowance for loan losses                                20,500         20,156
     Net loans                                                 971,264        970,200

Premises and equipment                                          25,221         25,452
Accrued interest receivable                                     10,428          9,454
Investment in partnership                                        6,336          6,221
Due from customers on acceptances                                  641          1,443
Other assets                                                    18,506         18,098

     Total assets                                           $1,378,930     $1,371,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $ 160,070     $  170,494
  Interest-bearing deposits                                    961,623        967,825
     Total deposits                                          1,121,693      1,138,319
Federal funds purchased and securities sold under
  agreements to repurchase                                      10,500          2,500
Other borrowed funds                                            97,462         82,104
Bank acceptances outstanding                                       641          1,443
Other liabilities                                               14,787         15,036

     Total liabilities                                       1,245,083      1,239,402

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                             -              -
  Common stock, no par value, stated value $1.25 per
     share; authorized 25,000,000 shares; issued and
     outstanding 5,263,222 and 5,251,762 shares at
     March 31, 1996 and December 31, 1995, respectively          6,579          6,565
  Surplus                                                       45,429         45,337
  Retained earnings                                             82,661         80,370
  Unrealized gain (loss) on investment securities,
     net of taxes                                                 (822)           235

     Total stockholders' equity                                133,847        132,507

     Total liabilities and stockholders' equity             $1,378,930     $1,371,909

Book value per share                                            $25.43         $25.23

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          Three Months Ended
(Dollars in thousands,                             March 31,
except per share data)                        1996      1995
Interest income:
  Interest and fees on loans               $22,134   $21,839
  Interest and dividends on
     investment securities:
     Taxable interest                        3,921     3,196
     Tax-exempt interest                        44        35
     Dividends                                 258       187
  Interest on deposits in other banks           17       380
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                        1       327

     Total interest income                  26,375    25,964

Interest expense:
  Interest on deposits                       9,157     8,450
  Interest on Federal funds purchased,
     securities sold under agreements
     to repurchase and other borrowed
     funds                                   1,432     2,142

     Total interest expense                 10,589    10,592

     Net interest income                    15,786    15,372
Provision for loan losses                      450       825
     Net interest income after
       provision for loan losses            15,336    14,547

Other operating income:
  Service charges on deposit accounts          672       676
  Other service charges and fees             1,407     1,318
  Partnership income                           115       386

  Fees on foreign exchange                     271       294
  Investment securities gains                    -        30
  Other                                        136       118

     Total other operating income            2,601     2,822

Other operating expense:
  Salaries and employee benefits             6,610     6,235
  Net occupancy                              1,608     1,358
  Equipment                                    676       669
  Other                                      3,158     3,413

     Total other operating expense          12,052    11,675

     Income before income taxes              5,885     5,694
Income taxes                                 2,331     2,252

     Net income                            $ 3,554   $ 3,442

Per common share:
  Net income                                 $0.68     $0.66
  Cash dividends declared                    $0.24     $0.22

Weighted average shares outstanding
  (in thousands)                             5,261     5,235

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Three Months Ended
                                                       March 31,
(Dollars in thousands)                            1996      1995
Cash flows from operating activities:
  Net income                                   $ 3,554   $ 3,442
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                     450       825
     Provision for depreciation and
       amortization                                676       658
     Net amortization and accretion of
       investment securities                       292       498
     Net gain on investment securities               -       (30)
     Federal Home Loan Bank stock
       dividends received                         (258)     (187)
     Net change in loans held for sale          (1,759)    1,266
     Deferred income tax benefit                  (606)     (404)
     Partnership income                           (115)     (386)
     Decrease (increase) in accrued
       interest receivable and other
       assets                                     (293)    4,807
     Decrease in accrued interest payable
       and other liabilities                       (32)   (1,293)

       Net cash provided by operating
          activities                             1,909     9,196

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           15,512     3,977
  Purchases of investment securities
     held to maturity                                -    (3,000)
  Proceeds from sales, maturities and

     calls on investment securities
     available for sale                           1,961      321
  Purchases of investment securities
     available for sale                        (33,091)   (5,120)
  Net decrease in interest-bearing
     deposits in other banks                     7,091     7,364
  Net loan repayments (originations)               245   (20,429)
  Purchases of premises and equipment             (445)   (1,130)

       Net cash used in investing
          activities                            (8,727)  (18,017)

Cash flows from financing activities:
  Net increase (decrease) in deposits          (16,626)   35,756
  Proceeds from Federal Home Loan
     Bank intermediate-term advances            10,000    10,000
  Repayments of Federal Home Loan
     Bank intermediate-term advances           (10,193)   (5,964)
  Net increase (decrease) in other
     short-term borrowings                      23,551   (35,214)
  Cash dividends paid                           (1,260)   (1,152)
  Proceeds from sale of common stock               106         -

       Net cash provided by financing
          activities                             5,578     3,426

       Net decrease in cash and cash
          equivalents                           (1,240)   (5,395)

Cash and cash equivalents:
  At beginning of period                        50,274    61,604
  At end of period                             $49,034   $56,209

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $10,538   $12,104
  Cash paid during the period
     for income taxes                              480       800

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $     -   $   850

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1995.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

  The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.