Form 10-Q
period 1996-06-30
CPB INC
filed 1996-08-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

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

Common Stock, No Par Value, $1.25 Stated Value;
Outstanding at June 30, 1996:  5,267,134 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
Consolidated Balance Sheets - June 30, 1996 and
     December 31, 1995                                      F-1
Consolidated Statements of Income - Three and six
     months ended June 30, 1996 and 1995                    F-2
Consolidated Statements of Cash Flows - Six months
     ended June 30, 1996 and 1995                           F-3
Notes to Consolidated Financial Statements                  F-4

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted second quarter 1996 net income of $3.577 million, increasing by 1.5% over the $3.523 million earned in the second quarter of 1995, notwithstanding a decrease in net interest income in the second quarter of 1996. Net income for the first six months of 1996 was $7.131 million, increasing by 2.4% over the $6.965 million earned in the same period in 1995. Reductions in the provision for loan losses and Federal Deposit Insurance Corporation ("FDIC") deposit assessment contributed to the increase in earnings for the second quarter and first half of 1996 compared with the same periods in 1995. As of June 30, 1996, total assets of $1,365.0 million decreased by $6.9 million or 0.5%, and total deposits of $1,110.0 million decreased by $28.4 million or 2.5% compared with year-end 1995. During the same period, net loans of $998.5 million increased by $28.3 million or 2.9%.

  The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1996      1995      1996      1995

Annualized return on
  average assets              1.06%     1.03%     1.05%     1.01%

Annualized return on average
  stockholders' equity       10.56%    11.13%    10.57%    11.13%

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,

                               1996      1995      1996      1995

Earnings per share            $0.68     $0.67     $1.36     $1.33

  Hawaii's economy has shown signs of recovery in certain sectors during the first half of 1996, but there is little evidence to support a strong and lasting recovery. The visitor industry continues to sustain the economy, with the visitor count during the first six months of 1996 increasing by 6.8% over 1995 levels. The development of the Hawaii Convention Center is expected to further contribute to the growth of the visitor industry in the future. Conversely, the local labor market has shown signs of weakness. In June of 1996, the state unemployment rate was 6.8%, surpassing the national rate of 5.5%, and reaching a level matched only once in the past thirteen years. Likewise, the residential real estate market has experienced declines in both volume and average sales price during the past year. Bankruptcies and foreclosures also increased over 1995 levels. In summary, although local economists characterize the Hawaii economy as being in a state of slow recovery since 1994, evidence indicates that weakness in labor and real estate market conditions have had, and will likely continue to have, an adverse effect on our economy. Consequently, the results of operations of the Company for the second half of 1996 will depend on the speed, strength and duration of economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and six months ended June 30, 1996 and 1995 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1996      1995      1996      1995
                                 (Dollars in thousands)

Interest income             $25,886   $27,508   $52,314   $53,522
Interest expense             10,154    11,366    20,743    21,958
  Net interest income       $15,732   $16,142   $31,571   $31,564

Net interest margin           4.93%     4.99%     4.93%     4.87%

  Interest income decreased by $1.6 million or 5.9% and $1.2 million or 2.3% in the second quarter and first half of 1996, respectively, as compared to the same periods in 1995 due to the decline in earning assets and the lower level of interest rates in 1996. Average interest earning assets of $1,276.5 million and $1,279.7 million for the second quarter and first half of 1996, respectively, decreased by $17.4 million or 1.3% and $17.6 million or 1.4%, respectively, from the same periods in 1995. The yield on interest earning assets for the three and six months ended June 30, 1996 as compared to the same periods in 1995 decreased to 8.11% from 8.50% and to 8.18% from 8.25%, respectively.

  Interest and fees on loans decreased by $1.9 million or 7.9% and $1.6 million or 3.5% in the second quarter and first half of 1996, respectively, as compared to the same periods in 1995 due to declines in average loan balances and average loan yields during the those periods. In addition, interest on loans for the three and six months ended June 30, 1995 included $485,000 of previously unaccrued interest on two nonaccrual loans which was collected during the second quarter of 1995. Fees on loans, which are included in interest income, increased by $33,000 or 5.7% and by $334,000 or 25.3% during those periods, partially offsetting the decrease in interest on loans. Interest on investment securities for the three and six months ended June 30, 1996, increased by $608,000 or 17.4% and by $1,413,000 or 20.4%, respectively, compared to the same periods in 1995 due to higher average balances and yields. Interest on deposits in other banks and interest on Federal funds sold and securities purchased under agreements to resell decreased from prior year levels due to an arbitrage transaction made in 1995.

  Interest expense for the three and six months ended June 30, 1996 decreased by $1.2 million or 10.7% and $1.2 million or 5.5%, respectively, as compared to the same periods in 1995, resulting from declines in average interest-bearing liabilities and the lower level of short-term interest rates during those periods. Average interest-bearing liabilities of $1,048.0 million and $1,054.1 million for the second quarter and first half of 1996 decreased by $32.7 million or 3.0% and $30.3 million or 2.8% compared with the comparable periods in 1995. Accordingly, the rate on interest-bearing liabilities for the second quarter and first half of 1996 as compared to the same periods in 1995 decreased to 3.88% from 4.21% and to 3.94% from 4.05%, respectively.

  As a result, net interest income for the second quarter of 1996 decreased by $410,000 or 2.5% from the second quarter of 1995, and net interest margin declined to 4.93% from 4.99% during the same period. Net interest income for the first half of 1996 was virtually unchanged from the previous year, increasing by $7,000, while net interest margin increased to 4.93% from 4.87%. Due to the expectation of strong competition for both loans and deposits, no assurances can be given that the Company will be able to maintain net interest margin at its current level for the remainder of 1996.

Provision for Loan Losses
  Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Amounts deemed uncollectible are written-off through a charge against the allowance for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by charge-offs, net of recoveries.

  Provision for loan losses, loan charge-offs, recoveries, net loan charge-offs (recoveries) and the annualized ratio of net loan charge-offs to average loans are set forth below for the periods indicated.

                           Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                              1996      1995       1996      1995
                                 (Dollars in thousands)

Provision for loan losses     $450      $825     $  900    $1,650

Loan charge-offs              $475      $165     $  630    $  295
Recoveries                     107       173        156       216
  Net loan charge-offs
    (recoveries)              $368      $ (8)    $  474    $   79

Annualized ratio of net
  loan charge-offs to
  average loans              0.15%         -      0.10%     0.02%

  The provision for loan losses of $450,000 and $900,000 for the second quarter and first half of 1996, respectively, decreased by 45.5% compared to the same periods in 1995. Net loan charge-offs of $368,000 and $474,000, when expressed as an annualized percentage of average total loans, was 0.15%. Charge-offs during the second quarter of 1996 included $231,000 for a single residential mortgage loan. Approximately 91% of all other loans charged off during the first half of 1996 were consumer loans. The allowance for loan losses expressed as a percentage of total loans was 2.02% and 2.04% at June 30, 1996 and December 31, 1995, respectively.

  Management believes that the allowance for loan losses at June 30, 1996 was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the State of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                           June 30,   December 31,       June 30,
                               1996           1995           1995
                                     (Dollars in thousands)

Nonaccrual loans            $13,380         $3,583        $ 3,696
Other real estate             2,157          2,231          3,356
  Total nonperforming
    assets                   15,537          5,814          7,052
Loans delinquent for 90
  days or more               12,271          9,189         10,092
Restructured loans still
  accruing interest               -          5,974          5,974
    Total nonperforming
      assets, loans delin-
      quent for 90 days or
      more and restructured
      loans still accruing
      interest              $27,808        $20,977        $23,118

Total nonperforming assets
  as a percentage of total
  loans and other real
  estate                      1.52%          0.59%          0.69%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of total loans
  and other real estate       2.72%          1.51%          1.68%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a


5
<PAGE
  percentage of total loans
  and other real estate       2.72%          2.11%          2.26%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totalled $27.8 million at June 30, 1996, increasing by $6.8 million or 32.6% from year-end 1995. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $13.4 million were comprised of several large commercial real estate loans, including a $6.0 million loan which was transferred to nonaccrual status from its previously classification as restructured but still accruing interest, and several residential real estate loans. Other real estate of $2.2 million at June 30, 1996 consisted of several residential properties. Loans delinquent for 90 days or more and still accruing interest totaled $12.3 million at June 30, 1996, increasing by $3.1 million or 33.5% from year-end 1995. Increases in delinquencies occurred in the residential and commercial real estate portfolios. Management has increased its monitoring of loan delinquencies and its efforts to work with borrowers to resolve their delinquencies. Continued stagnation of local economic conditions may result in further increases in nonperforming assets, delinquencies, net loan charge-offs and provisions for loan losses.

Other Operating Income
  Total other operating income in the second quarter of 1996 of $2,699,000 increased by $104,000 or 4.0% from the second quarter of 1995. Partnership income declined by $184,000 or 64.6%, due to operating losses sustained from leasing activities at the Kaimuki Plaza and the effects on vacancies and lease rates of an oversupply of office space in the Honolulu area. This decrease was offset by an increase of $215,000 in other income attributable to $190,000 of interest on income tax refunds received in the second quarter of 1996.

  Total other operating income for the first half of 1996 of $5,300,000 decreased by $117,000 or 2.2% from the first half of 1995 due primarily to the $455,000 decline in partnership income. Due to concessions granted in connection with the leasing of the Kaimuki Plaza, partnership income is expected to remain at this lower level throughout the remainder of 1996 and improve slowly over the next several years.

Other Operating Expense
  Total other operating expense of $11,992,000 for the second quarter of 1996 decreased by $30,000 or 0.2% from the same period in 1995. Salaries and employee benefits of $6,378,000 increased by $138,000 or 2.2%, and net occupancy expense of $1,596,000 increased by $176,000 or 12.4% due primarily to the openings of five in-store branches during the fourth quarter of 1995 and first half of 1996. Other expenses decreased by $384,000 or 10.3% due to the $601,000 reduction in the FDIC deposit assessment, which was partially offset by increases in computer software and charge card related expenses.

  Total other operating expense of $24,044,000 for the first half of 1996 increased by $347,000 or 1.5% over the first half of 1995. Salaries and employee benefits of $12,988,000 increased by $513,000 or 4.1% due to the recent branch expansions and $241,000 in severance payments made in conjunction with a staff reduction plan implemented in the first quarter of 1996. Other expenses of $6,495,000 decreased by $639,000 or 9.0% due again to increases in software and charge card expenses.

Income Taxes
  The effective tax rates for the second quarter and first half of 1996 were 39.76% and 39.69%, respectively, compared with the previous year's rates of 39.67% and 39.61%, respectively.

Financial Condition

  Total assets at June 30, 1996 of $1,365.1 million decreased by $6.9 million or 0.5% from December 31, 1995. Investment securities of $260.7 million decreased by $22.9 million or 8.1%, while net loans of $998.5 million increased by $28.3 million or 2.9% and other borrowed funds of $100.8 million increased by $18.7 million or 22.8% Proceeds from maturities of investment securities were not reinvested and additional borrowings were made in response to an increase in loans and a decline in deposits during the first half of 1996.

  Total deposits at June 30, 1996 of $1,109.9 million decreased by $28.4 million or 2.5% from year-end 1995. Noninterest-bearing deposits of $160.1 million decreased by $10.4 million or 6.1%, and interest-bearing deposits of $949.8 million decreased by $18.0 million or 1.9%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 1996 of $850.1 million decreased by $27.9 million or 3.2% during the first half of 1996, while time deposits of $100,000 or more of $259.8 million were comparable to year-end 1995 levels. The decline in core deposits resulted from decreases in business checking and savings accounts of $11.7 million and $9.6 million, respectively. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather retail funds.

Capital Resources

  Stockholders' equity of $135.4 million at June 30, 1996 increased by $2.8 million or 2.1% from December 31, 1995, reflecting the impact of a $1.7 million increase in the unrealized loss, net of taxes, on investment securities available for sale. When expressed as a percentage of total assets, stockholders' equity was 9.92% and 9.66% at June 30, 1996 and December 31, 1995, respectively. On June 12, 1996, the Board of Directors declared a second quarter cash dividend of $0.24 per share, bringing total dividends declared to $0.48 per share for the first half of 1996, an increase of 9.1% over dividends declared during the same period in 1995. Dividends declared in the first half of 1996 totalled $2,527,000 compared with $2,305,000 in the first half of 1995. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

                           Required         Actual         Excess

At June 30, 1996:
  Tier I risk-based
  capital ratio               4.00%         12.39%          8.39%
  Total risk-based
  capital ratio               8.00%         13.65%          5.65%
  Leverage capital ratio      4.00%         10.11%          6.11%

At December 31, 1995:
  Tier I risk-based
  capital ratio               4.00%         12.35%          8.35%
  Total risk-based
  capital ratio               8.00%         13.61%          5.61%
  Leverage capital ratio      4.00%          9.61%          5.61%

  In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the Bank's capital ratios as of the dates indicated.

                           Required         Actual         Excess

At June 30, 1996:
  Tier I risk-based
  capital ratio               6.00%         11.11%          5.11%
  Total risk-based
  capital ratio              10.00%         12.37%          2.37%
  Leverage capital ratio      5.00%          9.46%          4.46%

At December 31, 1995:
  Tier I risk-based
  capital ratio               6.00%         11.05%          5.05%
  Total risk-based
  capital ratio              10.00%         12.31%          2.31%
  Leverage capital ratio      5.00%          8.99%          3.99%

Liquidity and Effects of Inflation

  A discussion of liquidity and effects of inflation is included in the 1995 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the six months ended June 30, 1996.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date:  August 12, 1996      /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date:  August 12, 1996      /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                              June 30,   December 31,
(Dollars in thousands, except per share data)                     1996           1995

ASSETS
Cash and due from banks                                      $  46,929     $   50,274
Interest-bearing deposits in other banks                           184          7,140
Investment securities:
  Held to maturity, at cost (fair value of $112,929
     and $137,347 at June 30, 1996 and December 31,
     1995, respectively)                                       113,713        136,693
  Available for sale, at fair value                            147,003        146,934
     Total investment securities                               260,716        283,627

Loans                                                        1,019,120        990,356
  Less allowance for loan losses                                20,582         20,156
     Net loans                                                 998,538        970,200

Premises and equipment                                          25,173         25,452
Accrued interest receivable                                     10,075          9,454
Investment in partnership                                        6,438          6,221
Due from customers on acceptances                                  820          1,443
Other assets                                                    16,108         18,098

     Total assets                                           $1,364,981     $1,371,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $ 160,140     $  170,494
  Interest-bearing deposits                                    949,795        967,825
     Total deposits                                          1,109,935      1,138,319
Federal funds purchased and securities sold under
  agreements to repurchase                                       2,500          2,500
Other borrowed funds                                           100,832         82,104
Bank acceptances outstanding                                       820          1,443
Other liabilities                                               15,541         15,036

     Total liabilities                                       1,229,628      1,239,402

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                             -              -
  Common stock, no par value, stated value $1.25 per
     share; authorized 25,000,000 shares; issued and
     outstanding 5,267,134 and 5,251,762 shares at
     June 30, 1996 and December 31, 1995, respectively           6,584          6,565
  Surplus                                                       45,461         45,337
  Retained earnings                                             84,974         80,370
Unrealized gain (loss) on investment securities,
     net of taxes                                               (1,666)           235

     Total stockholders' equity                                135,353        132,507

     Total liabilities and stockholders' equity             $1,364,981     $1,371,909

Book value per share                                            $25.70         $25.23


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         Three Months Ended          Six Months Ended
(Dollars in thousands,                             June 30,                   June 30,
except per share data)                       1996      1995             1996      1995

Interest income:
  Interest and fees on loans               $21,651   $23,511         $43,785   $45,350
  Interest and dividends on
     investment securities:
     Taxable interest                        3,801     3,278           7,722     6,474
     Tax-exempt interest                        36        33              80        68
     Dividends                                 273       191             531       378
Interest on deposits in other banks             74       436              91       816
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                        -         9               1       336

     Total interest income                  25,835    27,458          52,210    53,422

Interest expense:
  Interest on deposits                       8,618     9,221          17,775    17,671
  Interest on Federal funds purchased,
     securities sold under agreements
     to repurchase and other borrowed
     funds                                   1,536     2,145           2,968     4,287

     Total interest expense                 10,154    11,366          20,743    21,958

     Net interest income                    15,681    16,092          31,467    31,464
Provision for loan losses                      450       825             900     1,650
     Net interest income after
       provision for loan losses            15,231    15,267          30,567    29,814

Other operating income:
  Service charges on deposit accounts          701       638           1,373     1,314
  Other service charges and fees             1,354     1,270           2,761     2,588
  Partnership income                           101       285             216       671

  Fees on foreign exchange                     197       270             468       564
  Investment securities gains                   (6)       (5)             (6)       25
  Other                                        352       137             488       255

     Total other operating income            2,699     2,595           5,300     5,417

Other operating expense:
  Salaries and employee benefits             6,378     6,240          12,988    12,475
  Net occupancy                              1,596     1,420           3,204     2,778
  Equipment                                    681       641           1,357     1,310
  Other                                      3,337     3,721           6,495     7,134

     Total other operating expense          11,992    12,022          24,044    23,697

     Income before income taxes              5,938     5,840          11,823    11,534
Income taxes                                 2,361     2,317           4,692     4,569

     Net income                            $ 3,577   $ 3,523         $ 7,131   $ 6,965

Per common share:
  Net income                               $  0.68   $  0.67         $  1.36   $  1.33
  Cash dividends declared                  $  0.24   $  0.22         $  0.48   $  0.44

Weighted average shares outstanding
  (in thousands)                             5,264     5,237           5,262     5,236


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended
                                                        June 30,
(Dollars in thousands)                            1996      1995

Cash flows from operating activities:
  Net income                                   $ 7,131   $ 6,965
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                     900     1,650
     Provision for depreciation and
       amortization                              1,359     1,314
     Net amortization and accretion of
       investment securities                       567       977
     Net loss (gain) on investment securities        6       (25)
     Federal Home Loan Bank stock
       dividends received                         (531)     (378)
     Net change in loans held for sale            (981)    1,218
     Deferred income tax benefit                  (158)   (1,376)
     Partnership income                           (216)     (671)
     Decrease in accrued interest
       receivable and other assets               2,803     3,975
     Increase (decrease) in accrued
       interest payable and other
       liabilities                                 838      (957)

       Net cash provided by operating
          activities                            11,718    12,692

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           22,383    21,937
  Purchases of investment securities
     held to maturity                                -   (17,083)
  Proceeds from sales, maturities and
     calls on investment securities
     available for sale                         30,412     7,493
  Purchases of investment securities
     available for sale                        (33,091)  (16,377)
  Net decrease in interest-bearing
     deposits in other banks                     6,956       145
  Net loan originations                        (28,607)  (30,029)
  Proceeds from disposal of premises
     and equipment                                  15       207
  Purchases of premises and equipment           (1,095)   (1,423)
  Distributions from partnership                     -       210

     Net cash used in investing
          activities                            (3,027)  (34,920)

Cash flows from financing activities:
  Net increase (decrease) in deposits          (28,384)   21,368
  Proceeds from Federal Home Loan
     Bank intermediate-term advances            25,000    24,000
  Repayments of Federal Home Loan
     Bank intermediate-term advances           (15,409)   (6,138)
  Net increase (decrease) in other
     short-term borrowings                       9,137   (30,372)
  Cash dividends paid                           (2,523)   (2,304)
  Proceeds from sale of common stock               143        40

     Net cash provided by (used in)
          financing activities                 (12,036)    6,594

     Net decrease in cash and cash
          equivalents                           (3,345)  (15,634)

Cash and cash equivalents:
  At beginning of period                        50,274    61,604
  At end of period                             $46,929   $45,970

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $21,448   $23,267
  Cash paid during the period
     for income taxes                          $   990   $ 6,000

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $   350   $ 1,289


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

  The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.