Form 10-Q
period 1996-09-30
CPB INC
filed 1996-11-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996

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

Common Stock, No Par Value, $1.25 Stated Value;
Outstanding at September 30, 1996:  5,267,734 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
Consolidated Balance Sheets - September 30, 1996 and
     December 31, 1995                                      F-1
Consolidated Statements of Income - Three and nine
     months ended September 30, 1996 and 1995               F-2
Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1996 and 1995                      F-3
Notes to Consolidated Financial Statements                  F-4

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted third quarter 1996 net income of $3.757 million, increasing by 1.2% over the $3.711 million earned in the third quarter of 1995. Net income for the first nine months of 1996 was $10.888 million, increasing by 2.0% over the $10.676 million earned in the same period in 1995. A reduction in the provision for loan losses offset a decrease in net interest income for the third quarter of 1996 compared with the third quarter of 1995. A reduction in the Federal Deposit Insurance Corporation (the "FDIC") deposit assessment contributed to the increased earnings for the first nine months of 1996 compared with the same period in 1995. As of September 30, 1996, total assets of $1,362.7 million decreased by $9.2 million or 0.7%, and total deposits of $1,100.5 million decreased by $37.8 million or 3.3% compared with year-end 1995. During the same period, net loans of $1,009.0 million increased by $38.8 million or 4.0%. With the decline in deposits, loan growth was funded primarily through investment maturities and other borrowings.

  The following table presents return on average assets, return on average stockholders' equity and earnings per share for the periods indicated.

                           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                             1996      1995      1996      1995

Annualized return on
  average assets              1.11%     1.07%     1.07%     1.03%

Annualized return on average
  stockholders' equity       10.92%    11.47%    10.69%    11.25%

                           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                             1996      1995      1996      1995

Earnings per share            $0.71     $0.71     $2.07     $2.04

  Hawaii's economy has shown signs of recovery in certain sectors during the first nine months of 1996, but there is little evidence to support a strong and lasting recovery. The visitor industry continues to sustain the economy, with the visitor count during the first nine months of 1996 increasing by approximately 5% over 1995 levels. Conversely, the local labor market has demonstrated signs of persistent weakness. In September 1996, the state unemployment rate was 5.6%, a slight improvement from the 6.1% recorded in September 1995 but still exceeding the national unemployment rate of 5.0%. Bankruptcies and foreclosures have also increased over 1995 levels, by 50% and 44%, respectively. Likewise, both the commercial and residential real estate markets continue to experience declines in both volume and average sales prices during the past year. In summary, economic results indicate that weakness in labor and real estate market conditions have had, and will likely continue to have, an adverse effect on the Hawaii economy and the Company's loan portfolio. Consequently, the results of operations of the Company for the remainder of 1996 and in 1997 will depend on the speed, strength and duration of economic recovery in the State of Hawaii.

  This Management's Discussion and Analysis contains forward looking statements regarding net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses, and partnership income that involve certain risks and uncertainties. Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, general business conditions in the State of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry and the other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and nine months ended September 30, 1996 and 1995 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                             1996      1995      1996      1995
                              (Dollars in thousands)

Interest income             $25,911   $27,547   $78,225   $81,069
Interest expense             10,344    11,592    31,087    33,550
  Net interest income       $15,567   $15,955   $47,138   $47,519

Net interest margin           4.86%     4.87%     4.91%     4.87%

  Interest income decreased by $1.6 million or 5.9% and $2.8 million or 3.5% in the third quarter and first nine months of 1996, respectively, as compared to the same periods in 1995 due to the decline in earning assets and the lower level of interest rates in 1996. Average interest earning assets of $1,281.1 million and $1,280.2 million for the third quarter and first nine months of 1996, respectively, decreased by $29.2 million or 2.2% and $21.5 million or 1.7%, respectively, from the same periods in 1995. The yield on interest earning assets for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 decreased to 8.09% from 8.41% and to 8.15% from 8.30%, respectively.

  Interest and fees on loans decreased by $1.2 million or 5.1% and $2.8 million or 4.0% in the third quarter and first nine months of 1996, respectively, as compared to the same periods in 1995 due primarily to declines in average loan yields during the those periods. In addition, fees on loans, which are included in interest income, decreased by $391,000 or 51.7% and $57,000 or 3.3% during those periods. Interest on investment securities for the three and nine months ended September 30, 1996, increased by $137,000 or 3.8% and $1,550,000 or 14.7%, respectively, compared to the same periods in 1995 due to higher average yields. An increase in average balances of $24.8 million also contributed to the increase in interest on investment securities for the first nine months of 1996 compared to the comparable period in 1995. Interest on deposits in other banks and interest on Federal funds sold and securities purchased under agreements to resell decreased from prior year levels due primarily to two large short-term deposits received from customers in 1995 which were temporarily deposited in interest-bearing accounts in other banks or held as Federal funds.

  Interest expense for the three and nine months ended September 30, 1996 decreased by $1.2 million or 10.8% and $2.5 million or 7.3%, respectively, as compared to the same periods in 1995, resulting from declines in average interest-bearing liabilities and the lower level of short-term interest rates during those periods. Average interest-bearing liabilities of $1,046.6 million and $1,051.5 million for the third quarter and first nine of 1996 decreased by $46.7 million or 4.3% and $35.8 million or 3.3% compared with the comparable periods in 1995 due to the two large arrangements entered into in 1995. The rate on interest-bearing liabilities for the third quarter and first nine months of 1996 as compared to the same periods in 1995 decreased to 3.95% from 4.24% and to 3.94% from 4.11%, respectively.

  As a result, net interest income for the third quarter of 1996 decreased by $388,000 or 2.4% from the third quarter of 1995, and net interest margin declined to 4.86% from 4.87% during the same period. Net interest income for the first nine months of 1996 decreased by $381,000 or 0.8%, while net interest margin increased to 4.91% from 4.87%. Due to the expectation of strong competition for both loans and deposits, no assurances can be given that the Company will be able to maintain net interest margin at its current level for the remainder of 1996.


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

                           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                            1996      1995       1996      1995
                              (Dollars in thousands)

Provision for loan losses   $  450      $825     $1,350    $2,475

                           Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                            1996      1995       1996      1995
                              (Dollars in thousands)

Loan charge-offs            $1,702      $266     $2,332    $  561
Recoveries                     137        45        293       261
  Net loan charge-offs
     (recoveries)           $1,565      $221     $2,039    $  300

Annualized ratio of net
  loan charge-offs to
  average loans              0.61%     0.09%      0.27%     0.04%

  The provision for loan losses of $450,000 and $1,350,000 for the third quarter and first nine months of 1996, respectively, decreased by 45.5% compared to the same periods in 1995. Net loan charge-offs of $1,565,000 and $2,039,000, when expressed as an annualized percentage of average total loans, was 0.61% and 0.27%, respectively. Charge-offs during the third quarter of 1996 included a $1,250,000 partial charge-off of a commercial real estate loan. Approximately 57% of all other loans charged off during the first nine months of 1996 were consumer loans. The allowance for loan losses expressed as a percentage of total loans was 1.89% and 2.04% at September 30, 1996 and December 31, 1995, respectively.

  Management believes that the allowance for loan losses at September 30, 1996 was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the State of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans which were delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                      September 30,   December 31,  September 30,
                              1996           1995           1995
                                  (Dollars in thousands)

Nonaccrual loans            $11,289         $3,583        $ 4,820
Other real estate             1,140          2,231          3,181
  Total nonperforming
     assets                  12,429          5,814          8,001
Loans delinquent for 90
  days or more               16,630          9,189          6,447

                      September 30,   December 31,  September 30,
                              1996           1995           1995
                                  (Dollars in thousands)

Restructured loans still
  accruing interest               -          5,974          6,809
     Total nonperforming
     assets, loans delin-
     quent for 90 days or
     more and restructured
     loans still accruing
     interest               $29,059        $20,977        $21,257

Total nonperforming assets
  as a percentage of total
  loans and other real
  estate                      1.21%          0.59%          0.80%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of total loans
  and other real estate       2.82%          1.51%          1.45%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of total loans
  and other real estate       2.82%          2.11%          2.13%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totalled $29.1 million at September 30, 1996, increasing by $8.1 million or 38.5% from year-end 1995. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $11.3 million were comprised of several large commercial real estate loans, including a $6.0 million loan which was transferred to nonaccrual status from its previous classification as restructured but still accruing interest, and several residential real estate loans.
Other real estate of $1.1 million at September 30, 1996 consisted of several residential properties. Loans delinquent for 90 days or more and still accruing interest totaled $16.6 million at September 30, 1996, increasing by $7.4 million or 81.0% from year-end 1995. Increases in delinquencies occurred primarily in the commercial and commercial real estate portfolios, with $9.8 million in delinquencies attributable to multiple loans to two borrowers. These loans are secured by commercial and residential real estate located in the State of Hawaii, with the exception of a $1.2 million loan which is unsecured. The Company has been actively working with borrowers to enhance cash flows and secure additional collateral. Continued stagnation of local economic conditions may further delay resolution of existing loan problems and may result in increases in nonperforming assets, delinquencies, net loan charge-offs and the provision for loan losses.

Other Operating Income
  Total other operating income in the third quarter of 1996 of $2,722,000 increased by $58,000 or 2.2% from the third quarter of 1995 due to increases in service charges on deposits.

  Total other operating income for the first nine months of 1996 of $8,022,000 decreased by $59,000 or 0.7% from the first nine months of 1995. Partnership income declined by $501,000 or 54.2% due to operating losses sustained from leasing activities at the Kaimuki Plaza and the effects on vacancies and lease rates of an oversupply of office space in the Honolulu area. Due to concessions granted in connection with the leasing of the Kaimuki Plaza, partnership income is expected to remain at this lower level throughout the remainder of 1996 and improve slowly over the next several years. Other income in 1996 also includes a one-time credit of $191,000 in interest income on income tax refunds received.

Other Operating Expense
  Total other operating expense of $11,565,000 for the third quarter of 1996 decreased by $39,000 or 0.3% from the same period in 1995. Salaries and employee benefits of $6,182,000 decreased by $209,000 or 3.3% due to $234,000 accrued in the third quarter of 1995 for executive retirement benefits. Net occupancy expense of $1,735,000 increased by $192,000 or 12.4% due primarily to the openings of five new in-store branches during the fourth quarter of 1995 and first nine months of 1996.

  Total other operating expense of $35,609,000 for the first nine months of 1996 increased by $308,000 or 0.9% over the same period in 1995. Salaries and employee benefits of $19,170,000 increased by $304,000 or 1.6% due to the recent branch expansions. Other expenses of $9,498,000 decreased by $715,000 or 7.0% due primarily to a $1,135,000 reduction in the FDIC deposit assessment, which was partially offset by increases in computer software and charge card related expenses.

Income Taxes
  The effective tax rates for the third quarter and first nine months of 1996 were 39.51% and 39.63%, respectively, compared with the previous year's rates of 39.59% and 39.61%, respectively.

Financial Condition

  Total assets at September 30, 1996 of $1,362.7 million decreased by $9.2 million or 0.7% from December 31, 1995. Investment securities of $244.4 million decreased by $39.2 million or 13.8%, while net loans of $1,009.0 million increased by $38.8 million or 4.0%. Other borrowed funds of $106.5 million, consisting primarily of Federal Home Loan Bank advances, increased by $24.4 million or 29.7% in response to a decline in deposits during the first nine months of 1996.

  Total deposits at September 30, 1996 of $1,100.5 million decreased by $37.8 million or 3.3% from year-end 1995. Noninterest-bearing deposits of $157.4 million decreased by $13.1 million or 7.7%, and interest-bearing deposits of $943.1 million decreased by $24.7 million or 2.6%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 1996 of $837.5 million decreased by $40.6 million or 4.6% during the first nine months of 1996, while time deposits of $100,000 or more of $263.0 million increased by $2.7 million or 1.1% compared to year-end 1995 levels. The decline in core deposits resulted from decreases in business checking accounts of $5.3 million and personal interest-bearing checking and savings accounts of $7.3 million and $15.0 million, respectively. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather retail funds.

Capital Resources

  Stockholders' equity of $138.2 million at September 30, 1996 increased by $5.7 million or 4.3% from December 31, 1995, as a result of an increase in retained earnings, notwithstanding the impact of a $1.5 million increase in the unrealized loss, net of taxes, on investment securities available for sale. The increase in the unrealized loss, net of taxes, on investment securities available for sale was due primarily to changes is interest rates which affect the valuation of investment securities. When expressed as a percentage of total assets, stockholders' equity was 10.14% and 9.66% at September 30, 1996 and December 31, 1995,
respectively. On September 16, 1996, the Board of Directors declared a third quarter cash dividend of $0.24 per share, bringing total dividends declared to $0.72 per share for the first three quarters of 1996, an increase of 5.9% over dividends declared during the same period in 1995. Dividends declared in the first nine months of 1996 totaled $3,792,000 compared with $3,564,000 in the first nine months of 1995, an increase of 6.4%. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

                           Required         Actual         Excess

At September 30, 1996:
  Tier I risk-based
  capital ratio               4.00%         11.90%          7.90%
  Total risk-based
  capital ratio               8.00%         13.15%          5.15%
  Leverage capital ratio      4.00%         10.28%          6.28%

At December 31, 1995:
  Tier I risk-based
  capital ratio               4.00%         12.35%          8.35%
  Total risk-based
  capital ratio               8.00%         13.61%          5.61%
  Leverage capital ratio      4.00%          9.61%          5.61%

  In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the Bank's capital ratios as of the dates indicated.

                           Required         Actual         Excess

At September 30, 1996:
  Tier I risk-based
  capital ratio               6.00%         11.08%          5.08%
  Total risk-based
  capital ratio              10.00%         12.33%          2.33%
  Leverage capital ratio      5.00%          9.59%          4.59%

At December 31, 1995:
  Tier I risk-based
  capital ratio               6.00%         11.05%          5.05%
  Total risk-based
  capital ratio              10.00%         12.31%          2.31%
  Leverage capital ratio      5.00%          8.99%          3.99%

Liquidity and Effects of Inflation

  A discussion of liquidity and effects of inflation is included in the 1995 Annual Report to Shareholders. No significant changes in the Company's liquidity position or policies have occurred during the nine months ended September 30, 1996.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date:  November 12, 1996    /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date:  November 12, 1996    /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                          September 30,   December 31,
(Dollars in thousands, except per share data)                      1996           1995

ASSETS
Cash and due from banks                                      $   42,584     $   50,274
Interest-bearing deposits in other banks                          9,285          7,140
Investment securities:
  Held to maturity, at cost (fair value of $112,516
     and $137,347 at September 30, 1996 and December 31,
     1995, respectively)                                        113,043        136,693
  Available for sale, at fair value                             131,354        146,934
     Total investment securities                                244,397        283,627

Loans                                                         1,028,509        990,356
  Less allowance for loan losses                                 19,467         20,156
     Net loans                                                1,009,042        970,200

Premises and equipment                                           25,341         25,452
Accrued interest receivable                                       9,344          9,454
Investment in partnership                                         6,645          6,221
Due from customers on acceptances                                   788          1,443
Other assets                                                     15,319         18,098

     Total assets                                            $1,362,745     $1,371,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $  157,382     $  170,494
  Interest-bearing deposits                                     943,095        967,825
     Total deposits                                           1,100,477      1,138,319
Federal funds purchased and securities sold under
  agreements to repurchase                                        1,500          2,500
Other borrowed funds                                            106,518         82,104
Bank acceptances outstanding                                        788          1,443
Other liabilities                                                15,218         15,036

     Total liabilities                                        1,224,501      1,239,402

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                              -              -
  Common stock, no par value, stated value $1.25 per
     share; authorized 25,000,000 shares; issued and
     outstanding 5,267,734 and 5,251,762 shares at
     September 30, 1996 and December 31, 1995, respectively       6,585          6,565
  Surplus                                                        45,476         45,337
  Retained earnings                                              87,467         80,370
  Unrealized gain (loss) on investment securities,
     net of taxes                                                (1,284)           235

     Total stockholders' equity                                 138,244        132,507

     Total liabilities and stockholders' equity              $1,362,745     $1,371,909

Book value per share                                             $26.24         $25.23


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         Three Months Ended          Nine Months Ended
(Dollars in thousands,                        September 30,              September 30,
except per share data)                       1996      1995             1996      1995

Interest income:
  Interest and fees on loans              $22,059   $23,251          $65,844   $68,601
  Interest and dividends on
     investment securities:
     Taxable interest                       3,426     3,343           11,148     9,817
     Tax-exempt interest                       32        30              112        98
     Dividends                                288       236              819       614
Interest on deposits in other banks            43       640              134     1,456
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                       -         -                1       336

     Total interest income                 25,848    27,500           78,058    80,922

Interest expense:
  Interest on deposits                      8,709     9,589           26,484    27,260
  Interest on Federal funds purchased,
     securities sold under agreements
     to repurchase and other borrowed
     funds                                  1,635     2,003            4,603     6,290

     Total interest expense                10,344    11,592           31,087    33,550

     Net interest income                   15,504    15,908           46,971    47,372
Provision for loan losses                     450       825            1,350     2,475
     Net interest income after
       provision for loan losses           15,054    15,083           45,621    44,897

Other operating income:
  Service charges on deposit accounts         715       658            2,088     1,972
  Other service charges and fees            1,399     1,373            4,160     3,961
  Partnership income                          207       253              423       924

  Fees on foreign exchange                    216       244              684       808
  Investment securities gains (losses)          -         -               (6)       25
  Other                                       185       136              673       391

     Total other operating income           2,722     2,664            8,022     8,081

Other operating expense:
  Salaries and employee benefits            6,182     6,391           19,170    18,866
  Net occupancy                             1,735     1,543            4,939     4,321
  Equipment                                   645       591            2,002     1,901
  Other                                     3,003     3,079            9,498    10,213

     Total other operating expense         11,565    11,604           35,609    35,301

     Income before income taxes             6,211     6,143           18,034    17,677
Income taxes                                2,454     2,432            7,146     7,001

     Net income                           $ 3,757   $ 3,711          $10,888   $10,676

Per common share:
  Net income                              $  0.71   $  0.71          $  2.07   $  2.04
  Cash dividends declared                 $  0.24   $  0.24          $  0.72   $  0.68

Weighted average shares outstanding
  (in thousands)                            5,268     5,243            5,264     5,239


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended
                                                  September 30,
(Dollars in thousands)                            1996      1995

Cash flows from operating activities:
  Net income                                   $10,888   $10,676
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                   1,350     2,475
     Provision for depreciation and
       amortization                              2,034     1,922
     Net amortization and accretion of
       investment securities                       802     1,405
     Net loss (gain) on investment securities        6       (25)
     Federal Home Loan Bank stock
       dividends received                         (819)     (614)
     Net change in loans held for sale          (3,909)     (915)
     Deferred income tax expense (benefit)         788    (1,696)
     Partnership income                           (423)     (924)
     Decrease in accrued interest
       receivable and other assets               3,376     3,412
     Increase in accrued interest payable
       and other liabilities                       261     2,191

       Net cash provided by operating
          activities                            14,354    17,907

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           37,828    33,433
  Purchases of investment securities
     held to maturity                          (15,000)  (35,667)
  Proceeds from sales, maturities and
     calls on investment securities
     available for sale                         46,976     9,112
  Purchases of investment securities
     available for sale                        (33,092)  (21,384)
  Net decrease in interest-bearing
     deposits in other banks                    (2,145)  (20,912)
  Net loan originations                        (36,632)   (3,228)
  Proceeds from disposal of premises
     and equipment                                  16       217
  Purchases of premises and equipment           (1,939)   (2,442)
  Distributions from partnership                     -       320

       Net cash used in investing
          activities                            (3,988)  (40,551)

Cash flows from financing activities:
  Net increase (decrease) in deposits          (37,842)   41,050
  Proceeds from Federal Home Loan
     Bank intermediate-term advances            50,000    26,000
  Repayments of Federal Home Loan
     Bank intermediate-term advances           (25,588)   (7,885)
  Net increase (decrease) in other
     short-term borrowings                        (998)  (50,402)
  Cash dividends paid                           (3,787)   (3,457)
  Proceeds from sale of common stock               159        71

       Net cash provided by (used in)
          financing activities                 (18,056)    5,377

       Net decrease in cash and cash
          equivalents                           (7,690)  (17,267)

Cash and cash equivalents:
  At beginning of period                        50,274    61,604
  At end of period                             $42,584   $44,337

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $31,211   $34,864
  Cash paid during the period
     for income taxes                          $ 4,470   $ 8,800

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $   350   $ 1,289


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

  The results of operations for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year.