Form 10-K405
period 1996-12-31
CPB INC
filed 1997-03-28
CIK 701347

As filed with the Securities and Exchange Commission on March 28, 1997

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
Mark One
         [x]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934
          For the fiscal year ended December 31, 1996

         or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ________ to ________.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of February 28, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $127,527,840.

         Number of shares of common stock of the registrant outstanding as of February 28, 1997: 5,269,874 shares

         The following documents are incorporated by reference herein:

                                             Part of
                                             Form 10-K
                                             Into Which
Document Incorporated                        Incorporated
-------------------------------------        ---------------

1996 Annual Report to Shareholders           Parts II and IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders which
will be filed within 120 days of the
fiscal year ended December 31, 1996          Part III

                             PART I.

ITEM 1.  BUSINESS

Organization

         CPB Inc. (the "Company") is a Hawaii corporation organized on February 1, 1982 pursuant to a Plan of Reorganization and Agreement of Merger as a bank holding company and is subject to the Bank Holding Company Act of 1956, as amended. The Company's principal business is to serve as a holding company for its sole subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. Based on total consolidated assets at December 31, 1996, the Company was the third largest bank holding company in Hawaii.

         The Bank owns 100% of the outstanding stock of CPB Properties, Inc. ("CPB Properties"), a company which is the managing partner and 50% owner of CKSS Associates ("CKSS"), a Hawaii limited partnership. CKSS owns Central Pacific Plaza, in which the Company's and Bank's headquarters and main office are located. CKSS also developed the Kaimuki Plaza, in which one of the Bank's branch offices is located. In addition, CPB Properties owns the property on which the Bank's Moiliili branch office is located, as well as the property underlying the Kaimuki Plaza. See "ITEM 2. PROPERTIES."

         The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

          The Bank is a full-service commercial bank which currently has 26 banking offices located throughout the State of Hawaii. Its administrative and main office is located in Honolulu, and there are 19 other branches on the island of Oahu. In addition, the Bank maintains one branch on the island of Maui, two branches on the island of Kauai and three branches on the island of Hawaii. In 1996, the Bank opened two in-store branches in Times Super Markets on the island of Oahu and relocated its Kapaa Branch to the Big Save Supermarket in Kapaa, on the island of Kauai.

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

         Lending activities include granting of commercial, consumer and real estate loans. The Bank offers inventory and accounts receivable financing, furniture, fixture and equipment financing, short-term operating loans, and commercial real estate and construction loans. Consumer loans include home equity lines of credit, loans for automobiles, home improvement and debt consolidation, personal and professional lines of credit and other installment and term loans for other personal needs.

          The Bank offers VISA and MasterCard credit card services and CHECK CARD, a debit card service, to its customers. The Bank is also a member of the Plus ATM Network and offers an Infoline service, providing telephonic account information, bill payment and funds transfer services.

         Specialized services designed to attract and service the needs of commercial customers and account holders include cash management and lockbox services, merchant windows, travelers' checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

          The Bank's Trust Division offers asset management and custody services for a variety of accounts including revocable and irrevocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

Market Area and Competition

         The Bank competes in the financial services industry mainly targeting retail and small to midsized businesses. The market is highly competitive with 6 commercial banks, 6 savings and loans and numerous credit unions and finance companies operating in the State of Hawaii. During 1996, First Hawaiian, Inc. and CB Bancshares, Inc. announced plans to merge their respective thrift subsidiaries into First Hawaiian Bank and City Bank, respectively. The two largest banking organizations in the state, Bancorp Hawaii, Inc. and First Hawaiian, Inc., are pursuing aggressive strategies to expand through acquisitions outside of the state of Hawaii.

         Bancorp Hawaii, Inc. had over $14.0 billion in total assets at year end 1996. Based on call report data filed with the FDIC, Bank of Hawaii, the subsidiary bank, maintains approximately 44% of the deposits held by banks in the State of Hawaii. First Hawaiian, Inc. was the second largest bank holding company with over $8.0 billion in assets at year end 1996. Based on call report data filed with the FDIC, First Hawaiian Bank, the subsidiary bank, has approximately a 38% share of the deposit market in Hawaii.

          At $1.4 billion in assets, the Company was the third largest bank holding company, and based on call report data filed with the FDIC, the Bank was the third largest bank with market share of approximately 10%. The Bank is building its position in the marketplace as a community bank committed to serving the financial needs of Hawaii's residents and businesses, which is large enough to provide a wide range of banking services and small enough to provide personalized service. The two large banks tend to lead the market with respect to new products and pricing. The Bank competes by offering proven products with superior service levels at competitive prices.

         The Bank has a distribution network of 26 branches and has a strong capital base to enable expansion opportunities in its quest to better serve its targeted market of retail customers and small to medium-sized businesses. With recent consolidation in the financial industry, competition has intensified. The larger institutions are very focused in the business banking and personal banking areas, while leveraging their large branch and electronic banking networks to attract retail customers.

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

Effect of Governmental Policies and Legislation

         Banking is a business that depends on rate differentials.
In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

          From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services providers are frequently made in Congress, in the Hawaii state legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1.
BUSINESS - Supervision and Regulation."

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         The Company

         The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiary.

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

          The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Action of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the FRB adopted on February 28, 1997, risk-based capital ratios (on a consolidated basis) that are the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law, except that there is no minimum leverage ratio requirement for a well-capitalized bank holding company. See "Item 1. Business - Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms."

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

         At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. At December 31, 1996, the Bank had $91.6 million in retained earnings available for the payment of cash dividends.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts.
Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."


         Capital Standards

         The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets.

         The regulators measure risk-adjusted assets, including off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of, among other things, (i) common stockholder's equity
(which includes common stock and related surplus and undivided profits);
(ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets.
Tier 2 capital may consist of (i) a limited amount of the allowance for loan and lease losses; (ii) cumulative perpetual preferred stock;
(iii) perpetual preferred stock (and any related surplus); and (iv) eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to
total assets must be 3%.   For all banking organizations not rated in
the highest category, the minimum leverage ratio must be at least
100 to 200 basis points above the 3% minimum, or 4% to 5%.    In
addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

          In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful;
(c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.


         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See "ITEM 1. BUSINESS - Supervision and Regulation - Accounting Changes." The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations. See Notes 1 and 18 to the Company's Consolidated Financial Statements in the 1996 Annual Report to Shareholders ("1996 Annual Report") which is incorporated herein by reference. See
"ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to its minimum regulatory capital requirements as of December 31, 1996.

The Company
                             December 31, 1996
                                  Actual            Minimum
                             -----------------      Capital
                             Amount      Ratio  Requirement
                             ------      -----  -----------
                           (Dollars in thousands)

Leverage capital           $141,391      10.28%        3.00%
Tier 1 risk-based           141,391      12.10         4.00
capital
Total risk-based
capital                     156,058      13.35         8.00

The Bank

                             December 31, 1996
                                  Actual            Minimum
                             -----------------      Capital
                             Amount      Ratio  Requirement
                             ------      -----  -----------
                           (Dollars in thousands)

Leverage capital           $131,534       9.60%        3.00%
Tier 1 risk-based           131,534      11.27         4.00
capital
Total risk-based
capital                     146,181      12.53         8.00

         Prompt Corrective Action and Other Enforcement Mechanisms

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         An insured depository institution generally will be classified in the following categories based, in part, on the capital measures indicated below:

"Well capitalized"                      "Adequately capitalized"
Total risk-based capital of 10%;        Total risk-based capital
Tier 1 risk-based capital of 6%; and    of 8%;
Leverage ratio of 5%.                   Tier 1 risk-based capital
                                        of 4%; and Leverage ratio
                                        of 4%.

"Undercapitalized"                     "Significantly
Total risk-based capital less than     undercapitalized"
8%; Tier 1 risk-based capital less     Total risk-based capital
than 4%; or Leverage ratio less than   less than 6%; or Tier 1
4%.                                    risk-based capital less
                                       than 4%; or Leverage
                                       ratio less than 3%.

"Critically undercapitalized"
Tangible equity to total assets less
than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice that the institution is undercapitalized.
The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies
(a) the steps the institution will take to become adequately capitalized;
(b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the Federal Deposit Insurance Act; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions; and (iii) impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

         Safety and Soundness Standards

         Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the FDIC Improvement Act ("FDICIA"). These standards are designed to identify potential safety-and-soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.
The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and
(vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.


         Premiums for Deposit Insurance

         The FDIC has adopted final regulations implementing
a risk-based premium system required by federal law.   On
November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of the Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio.
An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).

          The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

                                             Assessment Rates Effective January 1, 1996
                                          (expressed in terms of cents per $100 of deposits)

                                                    Group A            Group B              Group C
                                                   --------            -------              -------
         Well Capitalized............................    0<F1>              3                   17
         Adequately Capitalized......................    3                 10                   24
         Undercapitalized............................   10                 24                   27


<F1>     Subject to a statutory minimum assessment of $1,000 per
         semi-annual period (which also applies to all other assessment risk classifications).


          On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment has been set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. Effective January 1, 1997, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like the Bank, will pay 0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

          The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums above the amount needed to meet the designated reserve ratio (currently 1.25%).

         Interstate Banking and Branching

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

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

         In April 1995, the Hawaii legislature enacted legislation to make necessary changes to Hawaii law to harmonize it with the interstate banking legislation passed by Congress. Currently, Hawaii law permits limited reciprocal banking between Hawaii and Guam, American Samoa, the Federated States of Micronesia, the Republic of Palau, the Commonwealth of the Northern Marianas and the Republic of the Marshall Islands. Hawaii's Interstate Banking Law provides that, effective June 1, 1997, out of state banks may establish branches in Hawaii by merger, subject to certain limitations. However, an out-of-state bank that does not operate a branch in Hawaii may not acquire a branch or establish one de novo. In addition, foreign banks may establish "wholesale" branches and agencies in Hawaii after June 1, 1997; provided, however, that such banks may not accept retail deposits of less than $100,000 from individuals who are U.S. citizens or residents. The Interstate Act is likely to increase competition in the Company's market areas, especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

         Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated the Bank "Satisfactory" in complying with its CRA obligations.

         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

         In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

          Potential Enforcement Actions

         Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Hawaii Commissioner for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither the Company nor the Bank have ever been subject to any such enforcement actions.

         Accounting Changes

         In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are
secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.
This statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable.
It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair value at the date of the transfer. Furthermore, this statement requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets.  In addition, the statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.  Accordingly, a liability is not considered extinguished
by an in-substance defeasance.   SFAS 125 is effective for transfers
and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not believe that the application of this statement will have a material impact on the Company's financial statements.

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

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121, effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The application of SFAS No. 121, effective from January 1, 1996, did not have a material impact on the consolidated financial statements of the Company.

         In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122, effective on a prospective basis for fiscal years beginning after December 15, 1995, requires mortgage banking enterprises and other entities (i.e., commercial banks and thrift institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise) to recognize as separate assets the rights to service mortgage loans for others. SFAS No. 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. The application of SFAS No. 122, effective from January 1, 1996, did not have a material impact on the consolidated financial statements of the Company.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, effective for fiscal years beginning after December 15, 1995, establishes a fair value-based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires that they disclose in their footnotes pro forma net income and earnings per share information as if the fair value-based method had been adopted. The Company has not adopted the new accounting method, but has provided pro forma disclosures in accordance with the requirements of SFAS No. 123 in its consolidated financial statements for 1996.

         Certain amounts in the consolidated financial statements and notes thereto for the previous two years have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

Employees

         At February 28, 1997, the Company employed 605 persons, 595 on a full-time basis and 10 on a part-time basis. Management of the Company believes that it has favorable employee relations.
The Company is not a party to any collective bargaining agreement.


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

Loan Portfolio

         Total loans increased to $1,042.0 million at the end of 1996, compared with $990.4 million at the end of 1995 and $992.0 million
at the end of 1994.   Increases in loan volumes were recorded in the real
estate - mortgage - commercial and installment loan categories, which offset declines in commercial and real estate - construction loans.

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

         A significant portion of the Bank's loan portfolio is secured by real estate. Management believes that the Bank's underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. However, due to the slowdown in the Hawaiian economy, delinquencies and charge-offs during 1996 increased over the previous year. Continued recessionary conditions in Hawaii may further negatively impact the Bank's real estate collateral and adversely impact the level of nonperforming loans and provision for loan losses in the future. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses," "-- Nonperforming Assets" and "-- Financial Condition."

         At December 31, 1996, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

         The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I.  Loans by Categories


                                           December 31,
                     --------------------------------------------------------
                       1996         1995         1994        1993      1992
                     ---------   ---------    ---------  ---------  ---------
                                     (Dollars in thousands)
Commercial,
  financial
  and agricultural   $141,735     $165,292     $211,257   $237,861   $232,544

Real estate --
  construction         43,520       47,853       52,811     41,572     49,024

Real estate --
  mortgage --
  residential         347,608      341,229      332,073    317,357    309,867

Real estate --
  mortgage --
  commercial          430,682      368,772      328,979    280,385    229,136

Installment            78,431       67,210       66,848     68,593     80,994
                    ----------    ---------    ---------  ---------  --------
Total loans         1,041,976      990,356      991,968    945,768    901,565

Allowance for
  loan losses          19,436       20,156       18,296     17,131     15,378
                   -----------    ---------    ---------  ---------  --------
    Net loans      $1,022,540     $970,200     $973,672   $928,637   $886,187
                   ===========    =========    =========  =========  ========

         Commercial, Financial and Agricultural. Loans in this category consist primarily of small and middle-market businesses and professionals located in Hawaii. The Bank typically looks to the borrower's business as the principal source of repayment, although the Bank's underwriting policy generally requires additional sources of collateral, including real estate. Because the Bank has maintained its underwriting standards during the recent periods of recession and slow growth in the local economy, there are fewer lending opportunities which meet the Bank's underwriting criteria. Because of that and competition among financial institutions for loans, commercial loan volumes have declined during the past several years, from $237.9 million at December 31, 1993 to $141.7 million at December 31, 1996.

         Real Estate - Construction. Real estate - construction loans decreased to $43.5 million at the end of 1996, from $47.9 million at the end of 1995 and $52.8 million at the end of 1994. The majority of the construction loans provided by the Bank in this category were used for residential development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

         Real Estate - Mortgage - Residential. Residential mortgage loans of $347.6 million have grown steadily over the past several years and are comprised primarily of adjustable rate one-to-four family first mortgages.
In general, the Bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 1996 totaled $8.5 million.

         Home equity lines of credit of $90.7 million, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

         Real Estate - Mortgage - Commercial. The major components of the Bank's portfolio of commercial, industrial and other mortgage loans at December 31, 1996 included $140.3 million for stores and offices, $50.2 million for warehouses and industrial buildings, and $34.4 million for apartment buildings with 5 or more units.

         The following table sets forth certain information with respect to the composition of the Bank's Real Estate - Mortgage loan portfolio as of the dates indicated.


Table II.  Mortgage Loan Portfolio Composition

                                                     December 31,
                    1996             1995                1994                 1993                1992
              Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent    Amount   Percent
             --------  -------  --------  -------  --------  -------   --------  -------   --------  -------
                                                (Dollars in thousands)
Residential:
  1-4 units  $341,890   43.9%   $335,345   47.2%   $328,282   49.7%    $309,458   51.8%    $300,710   55.8%
  5 or more
  units         5,718    0.7       5,884    0.8       3,791    0.6        7,899    1.3        9,157    1.7
Commercial,
 industrial
 and other    430,682   55.4     368,772   52.0     328,979   49.7      280,385   46.9      229,136   42.5
             --------  ------   --------  ------   --------- ------    --------  ------    --------  ------

  Total      $778,290  100.0%   $710,001  100.0%   $661,052  100.0%    $597,742  100.0%    $539,003  100.0%
             ========  ======   ========  ======   ========  ======    ========  ======    ========  ======

     Installment Loans. The following table sets forth the primary components of the Bank's Installment loan portfolio as of the dates indicated.

Table III.  Installment Loan Portfolio Composition

                                                       December 31,
                   1996               1995                1994                1993               1992
              Amount  Percent    Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
             -------- -------   --------  -------   --------  -------   --------  -------  --------  -------
                                                 (Dollars in thousands)
Automobile   $ 35,424   45.2%   $ 26,368   39.2%    $ 27,786   41.6%    $ 26,357   38.4%   $ 32,717   40.4%
Credit cards
 and related
 plans         23,989   30.6      22,151   33.0       19,612   29.3       19,626   28.6      20,393   25.2
Other          19,018   24.2      18,691   27.8       19,450   29.1       22,610   33.0      27,884   34.4
             --------  -----    --------  ------    --------  ------    --------  ------   --------  ------

  Total      $ 78,431  100.0%   $ 67,210  100.0%    $ 66,848  100.0%    $ 68,593  100.0%   $ 80,994  100.0%
             ========  =====    ========  ======    ========  ======    ========  ======   ========  ======



         Automobile loans, comprised primarily of indirect dealer loans, increased by $9.1 million or 34.3% in 1996 due to the purchase of $9.0 million in indirect automobile loans.

         Credit cards and related plans have increased steadily over the past two years, following a national trend toward increased consumer debt. However, stagnation of the Hawaii economy has resulted in an increase in personal bankruptcies and consequently consumer loan losses. As detailed in Table VI, net charge-offs on installment loans have increased by 70% over 1995 levels, which increased by 33% over 1994 net charge-offs. In response to rising delinquency and loss rates, the Bank has discontinued the practice of extending pre-approved credit on installment loans and has provided additional resources to supplement collection efforts.

Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 1996. The table excludes real estate loans (other than construction loans) and installment loans.


Table IV.  Maturity Distribution of Commercial and Construction Loans

                                    Maturing
                      ---------------------------------
                                Over one
                      One year  through      Over
                      or less   five years   five years   Total
                      --------  ----------   ----------   ---------
                               (Dollars in thousands)

Commercial, financial
  and agricultural    $56,597      $54,113      $31,025    $141,735

Real estate --
 construction          26,831        9,718        6,971      43,520
                      -------      -------      -------    --------
Total                 $83,428      $63,831      $37,996    $185,255
                      =======      =======      =======    ========

         The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans

                               Maturing
                   -----------------------
                    Over one
                    through     Over
                    five years  five years   Total
                    ----------  ----------   ----------
                          (Dollars in thousands)

With fixed
  interest rates       $17,526    $20,856     $ 38,382

With variable
  interest rates        46,305     17,140       62,902
                       -------    -------     --------
Total                  $63,831    $37,996     $101,284
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

         During 1996, $2.5 million was provided for loan losses compared to $3.3 million in 1995 and 1994. In 1996, the Bank experienced net charge-offs of $3.2 million, compared with net charge-offs of $1.4 million and $2.1 million in 1995 and 1994, respectively. The allowance for loan losses at December 31, 1996 was $19.4 million, compared to $20.2 million at December 31, 1995 and $18.3 million at December 31,
1994. The ratio of allowance for loan losses to total loans was 1.87%, 2.04% and 1.84% at December 31, 1996, 1995 and 1994, respectively.

         Management believes that the allowance for loan losses at December 31, 1996 was adequate to absorb known and inherent risks in the portfolio.
However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-- Provision and Allowance for Loan Losses" and "-- Nonperforming Assets."

         The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI.  Allowance for Loan Losses

                                  Year ended December 31,
                         1996        1995        1994      1993      1992
                     -----------  ----------   --------  ---------  ---------
                                    (Dollars in thousands)

Average amount of
 loans outstanding   $1,010,255   $1,004,094   $947,433   $911,611   $865,316
Allowance for
 loan losses:
 Balance at
 beginning of year   $   20,156   $   18,296   $ 17,131   $ 15,378   $ 13,849
                     ----------   ----------   --------   --------   --------
Charge-offs:
Commercial,
 financial and
 agricultural               662          146       129         225       257
Real estate --
 construction                --           --        --          --        --
Real estate --
 mortgage --
 residential                786          192       538         543       570
Real estate --
 mortgage --
 commercial               1,250          943     1,360         254        --
Installment                 857          540       492         620       537
                     ----------       ------    ------      ------    ------
  TOTAL                   3,555        1,821     2,519       1,642     1,364
                     ----------       ------    ------      ------    ------
Recoveries:
Commercial,
 financial and
 agricultural               108          192       160         12        74
Real estate --
 construction                19           --        --         --        --
Real estate --
 mortgage --
 residential                 31           48        32          3        --
Real estate --
 mortgage --
 commercial                  --           --        --         --        --
Installment                 177          141       192        180       119
                     ----------       ------    ------     ------    ------
 TOTAL                      335          381       384        195       193
                     ----------       ------    ------     ------    ------

Net loans charged
 off (recovered)          3,220       1,440     2,135      1,447     1,171
                     ----------     -------  --------   --------  --------
Provision charged
 to operations            2,500       3,300     3,300      3,200     2,700
                     ----------     -------  --------   --------  --------
Balance at end
 of year                $19,436     $20,156   $18,296    $17,131   $15,378
                     ==========     =======  ========   ========  ========


Ratios:
Allowance for
 loan losses to
 loans outstand-
 ing at end of
 period                   1.87%       2.04%     1.84%      1.81%     1.71%
Net loans charged
 off (recovered)
 during period to
 average loans
 outstanding
 during period             .32%        .14%      .23%       .16%      .14%



         Over the five-year period ended December 31, 1996, the allocation of the allowance for loan losses for the largest loan category, commercial real estate mortgage loans, increased steadily to correspond with increases in the total volume of loans and the level of loan losses in these categories. The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

       The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII.  Allocation of Allowance for Loan Losses

                                1996                 1995                 1994                 1993                 1992
                             Percent              Percent              Percent              Percent              Percent
                            of loans             of loans             of loans             of loans             of loans
                             in each              in each              in each              in each              in each
                Allowance   category  Allowance  category  Allowance  category  Allowance  category  Allowance  category
                 for loan   to total   for loan  to total   for loan  to total   for loan  to total   for loan  to total
                   losses      loans     losses     loans     losses     loans     losses     loans     losses     loans
                ----------  ---------  ---------  --------  ---------  --------  ---------  --------  ---------  -------
                                                           (Dollars in thousands)
Commercial,
  financial and
  agricultural  $ 2,900      13.6%    $ 4,100      16.7%   $ 5,100     21.3%    $ 6,100     25.2%    $ 5,200     25.8%

Real estate --
  construction      100       4.2         200       4.9        500      5.3         500      4.4         100      5.4

Real estate -
  mortgage --
  residential     1,700      33.4       1,800      34.4      3,000     33.5       3,800     33.6         500     34.4

Real estate -
  mortgage --
  commercial      9,300      41.3       7,800      37.2      5,500     33.2       5,300     29.5       3,800     25.4

Installment         600       7.5         600       6.8        400      6.7         600      7.3       1,200      9.0

Unallocated       4,836       N/A       5,656       N/A      3,796      N/A         831      N/A       4,578      N/A
                -------    -------    -------   --------   -------   -------    -------    ------    -------    ------
  TOTAL         $19,436     100.0%    $20,156     100.0%   $18,296    100.0%    $17,131    100.0%    $15,378    100.0%
                =======    =======    =======   ========   =======   =======    =======    ======    =======    ======


Investment Portfolio

         The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.



Table VIII.  Distribution of Investment Securities

                                                            December 31,
                          --------------------------------------------------------------------------------------
                                     1996                       1995                            1994
                          ------------------------   ----------------------------  -----------------------------

                         Held to     Available       Held to       Available        Held to        Available
                         maturity    for sale        maturity      for sale         maturity       for sale
                         (at amor-   (at estimated   (at amor-     (at estimated    (at amor-      (at estimated
                         tized cost) fair value)     tized cost)   fair value)      tized cost)    fair value)
                         ----------- -------------   -----------   --------------   ------------   -------------
                                                        (Dollars in thousands)
U.S. Treasury and
 other U.S. Government
 agencies                 $100,153      $113,339       $123,073       $129,699       $146,216         $66,949

States and political
 subdivisions                9,091         2,791         11,620          2,836         13,885              --

Other                           --        15,084          2,000         14,399          1,997          14,741
                          --------      --------       --------       --------       --------         -------

Total investment
securities                $109,244      $131,214       $136,693       $146,934       $162,098         $81,690
                          ========      ========       ========       ========       ========         =======



         The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 1996. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 1996.

Maturity Distribution of Investment Portfolio

         The following table sets forth the maturity distribution of the investment portfolio at December 31, 1996.


Table IX.  Maturity Distribution of Investment Portfolio

                                                 Weighted
                                      Book       average
Portofolio Type and Maturity          value      yield<F1>
Grouping                              --------   ------------
                                      (Dollars in thousands)

Held-to-maturity portfolio:
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $ 28,569     5.298%
  After one but within five years      61,005     6.314
  After five but within ten years      10,579     6.481
  After ten years                          --        --
                                     --------

  Total U.S. Treasury and other
  U.S. Government agencies            100,153     6.042

States and political subdivisions:
  Within one year                       2,205     5.350
  After one but within five years       6,886     6.321
  After five but within ten years          --        --
  After ten years                          --        --
                                     --------
  Total states and political
  subdivisions                          9,091     6.085

Other:
  Within one year                          --        --
  After one but within five years          --        --
  After five but within ten years          --        --
  After ten years                          --        --
                                     --------
  Total other                              --        --

Total held-to-maturity
  portfolio                          $109,244     6.045%
                                     ========

Available-for-sale portfolio:
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $  8,019                5.722%
  After one but within five years      41,883                5.805
  After five but within ten years      18,897                5.726
  After ten years                      44,539                6.060
                                     --------
  Total U.S. Treasury and other
  U.S. Government agencies            113,338                5.886

States and political subdivisions:
  Within one year                       2,018                6.108
  After one but within five years         773                6.338
  After five but within ten years          --                   --
  After ten years                          --                   --
                                     --------
  Total states and political
  subdivisions                          2,791                6.172


Other:
  Within one year                          --                   --
  After one but within five years          --                   --
  After five but within ten years          --                   --
  After ten years                      15,085                7.828
                                     --------
  Total other                          15,085                7.828

Total available-for-sale portfolio   $131,214                6.115%
                                     ========
Total investment securities          $240,458                6.084%
                                     ========


<F1>  Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

Deposits

         The Bank competes for deposits in Hawaii principally by providing quality customer service at its branch offices. The Bank, over the years, has developed a relatively large and stable base of core deposits which consists of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. The Bank does not purchase brokered deposits.

         Total deposits at December 31, 1996, 1995 and 1994 were
$1,123.6 million, $1,138.3 million and $1,081.9 million, respectively. Deposits decreased in 1996 by 1.3% compared with the 5.2% growth recorded for 1995. Interest-bearing deposits, excluding time deposits of $100,000 and over, decreased by 2.3% in 1996 and 1.2% in 1995. Noninterest-bearing deposits decreased by 1.4% in 1996 and increased by 4.7% in 1995. The Bank's ratio of core deposits to total deposits was 76.5% at December 31, 1996, 77.1% at December 31, 1995 and 81.2% at December 31, 1994. Time deposits of $100,000 and over increased by 1.6% to $264.3 million in 1996 over the $260.3 million in 1995, which increased by 28.1% over the $203.2 million in 1994. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition."

     The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the periods indicated. Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits

                                        Year ended December 31,
                    --------------------------------------------------------
                           1996                1995              1994
                    ------------------  ----------------- ------------------
                               Average            Average            Average
                    Average     rate    Average    rate     Average    rate
                    balance     paid    balance    paid     balance    paid
                    ---------- -------  --------  ------- ---------  -------

Noninterest-bearing
 demand deposits    $  153,288     --% $  152,002     --% $  152,941      --%
Interest-bearing
 demand deposits        94,389   1.36      98,303   1.36     104,847    1.36
Savings and money
 market deposits       392,603   2.80     414,988   3.12     459,282    2.45
Time deposits          461,771   5.00     437,789   5.16     347,906    3.69
                    ----------         -----------        ----------
 TOTAL              $1,102,051   3.21% $1,103,082   3.34% $1,064,976    2.40%
                    ==========         ===========        ==========

         The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

XI.  Remaining Maturities of Large Certificates of Deposit


                                        December 31, 1996
                                     (Dollars in thousands)

Three months or less                     $127,762
Over three through six months              64,900
Over six through twelve months             59,587
Over twelve months                         12,085
                                         --------
   Total                                 $264,334
                                         ========


ITEM 2.  PROPERTIES

         The executive offices of the Company and the Bank are located at 220 South King Street, Honolulu, Hawaii 96813.

         All Bank properties, except for the properties in which the Hilo and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2019, and, in most instances, include options to renew. For the year ended December 31, 1996, net rent expense under these leases aggregated $5.3 million. For additional information relating to lease rental expense and commitments, see Note 16 to the Company's Consolidated Financial Statements in the 1996 Annual Report which is incorporated herein by reference.

         CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima
Development Corporation, a general partner, Sumitomo Corporation and Sumitomo Corporation of America, limited partners. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets, which now serves as the Company's and the Bank's headquarters. The building contains
201,865 square feet of rentable space of which approximately 67,000 square feet are occupied by the Company. CKSS carried the building complex on its books at a net book value of $24.6 million as of December 31, 1996. To finance the building, CKSS entered into a loan agreement with The Sumitomo Bank, Limited ("Sumitomo") which is secured by a mortgage on Central Pacific Plaza. The loan agreement, as amended, allows CKSS to borrow up to $12.5 million at 0.75% above LIBOR. As of December 31, 1996, Sumitomo had advanced pursuant to its loan agreement the sum of $10.7 million, due on June 18, 2001.

The investment in CKSS is carried on the books of the Company under the equity method of accounting. See Notes 1 and 7 to the Company's
Consolidated Financial Statements in the 1996 Annual Report which is incorporated herein by reference.

         In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS would develop a 4-story office building (the "Kaimuki Plaza").

         On April 30, 1993, CKSS and the Bank entered into a building loan agreement to borrow up to $12.2 million at .75% above LIBOR to finance the Kaimuki Plaza. At December 31, 1996, the Bank had advanced $10.7 million, due on August 10, 2001, pursuant to this loan agreement. At December 31, 1996, an additional $1.4 million was payable to the Bank, at 0.75% above LIBOR, pursuant to a loan agreement secured by second mortgages on the Central Pacific and Kaimuki Plazas, which matures on April 10, 2001.

         The weighted average interest rate on all loans related to the Company's headquarters and Kaimuki Plaza at December 31, 1996 was 6.3125%.

         In November 1994, the Bank entered a 25-year lease agreement with CKSS to lease office space in the Kaimuki Plaza for its Kaimuki Branch. The lease is effective from November 1, 1994 through October 31, 2019.

         The Bank holds title to the land and building in which the Hilo branch office and operations center are situated. CPB Properties holds title to a portion of the land and the building in which the Moiliili branch office is situated. In August 1996, ownership of the operations center property was transferred from CPB Properties to the Bank at net book value in exchange for CPB Properties common stock, which was recorded as treasury stock.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of February 28, 1997, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at their pleasure.

                        Principal Occupation
Name and Position       During Past Five Years              Age

Joichi Saito            Chairman of the Board and Chief     61
Chairman of the         Executive Officer, Central Pacific
Board and Chief         Bank (1996-Present); President
Executive Officer       and Chief Operating Officer,
                        Central Pacific Bank (1989-1995)

Naoaki Shibuya          President and Chief Operating       55
President               Officer, Central Pacific
                        Bank (1996-Present); Executive
                        Vice President, Central Pacific
                        Bank (1993-1995); Executive
                        Vice President, The Sumitomo
                        Bank of California (1989-1993)

Austin Y. Imamura       Executive Vice President            50
Vice President and      and Secretary, Central Pacific
Secretary               Bank (1991-Present)


Neal K. Kanda           Executive Vice President, Central   48
Vice President and      Pacific Bank (1996-Present);
Treasurer               Executive Vice President and
                        Controller, Central Pacific Bank
                        (1993-1996); Senior Vice
                        President and Controller, Central
                        Pacific Bank (1990-1993)


                              PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock and related shareholder matters, see "Common Stock Price
Range and Dividends" contained in the 1996 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS --
Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank."

ITEM 6.  SELECTED FINANCIAL DATA

         For selected financial data concerning the Company, see
"Selected Consolidated Financial Data" contained in the 1996 Annual Report, which is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         For Management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1996 Annual Report, which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 1996 Annual Report, which is incorporated herein by reference.
See "ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.


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


                              PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

         (a)  Financial Statements and Schedules

         (1) The following financial statements included in the registrant's 1996 Annual Report are incorporated herein by reference. Page number references are to page numbers in the 1996 Annual Report.

                                                                      Page

CPB Inc. and Subsidiary:

Independent Auditors' Report                                           39

Consolidated Balance Sheets at December 31, 1996 and 1995              17

Consolidated Statements of Income for the Years
ended December 31, 1996, 1995 and 1994                                 18

Consolidated Statements of Changes in Stockholders'
Equity for the Years ended December 31, 1996, 1995 and 1994            19

Consolidated Statements of Cash Flows for the Years
ended December 31, 1996, 1995 and 1994                                 20

Notes to Consolidated Financial Statements                             21

         (2) All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

         (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of 1996.

         (c)  Exhibits

Exhibit No.                                          Document

 3.1 Articles of Incorporation of CPB Inc., as amended<F1>

 3.2         Amended Bylaws of CPB Inc.<F2>

10.1 Limited Partnership Agreement of CKSS Associates Limited Partnership dated July 10, 1981 and among CPB Properties, Inc., Kajima Hawaii Corporation, Sumitomo Corporation and Sumitomo Corporation of America<F3>

10.2         CPB Inc. 1986 Stock Option Plan, as amended<F4><F8>

10.3 Lease dated February 1, 1983 by and between CKSS Associates and Central Pacific Bank, as amended by First Amendment of Lease between CKSS Associates and Central Pacific Bank dated March 3, 1984, as amended by Second Amendment of Lease between CKSS Associates and Central Pacific Bank dated April 3, 1987, as amended by Third Amendment of Lease between CKSS Associates and Central Pacific Bank dated
             September 24, 1992.<F2>

10.4 Share Purchase Agreement dated as of November 20, 1986 by and among The Sumitomo Bank, Limited and CPB Inc.<F2>

10.5         Split Dollar Life Insurance Plan<F5><F8>

10.6         Common Stock Purchase Warrant issued December 16,
             1996 to The Sumitomo Bank, Limited

10.7         Central Pacific Bank and Subsidiaries 1996 Annual
             Executive Incentive Plan<F8>

10.8         Central Pacific Bank Supplemental Executive Retirement Plan
             <F6><F8>

10.9         CPB Inc. 1997 Stock Option Plan <F8>

13           Annual Report to Shareholders for the year ended
             December 31, 1996 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)

21           Subsidiaries of CPB Inc.<F7>

23           Accountants' Consent

27           Financial Data Schedule

99 Proxy Statement for Annual Meeting of Shareholders to be held on April 22, 1997

<F1>         Filed as Exhibit 3.1 to registrant's Registration
             Statement on Form S-2 (Registration No. 33-27575) filed with the Securities and Exchange Commission on March 17, 1989, which is incorporated herein by this reference.

<F2>         Filed as Exhibits 3.2, 10.10, 10.16 and 10.18 to the
             registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

<F3>         Filed as Exhibit 10.7 to registrant's Registration
             Statement on Form S-14 (Registration No. 2-76608), filed with the Securities and Exchange Commission on March 23, 1982, which is incorporated herein by this reference.

<F4>         Filed as Exhibit 28.1 to registrant's Registration
             Statement on Form S-8 (Registration No. 33-11462), filed with the Securities and Exchange Commission on January 22, 1987, which is incorporated herein by this reference.

<F5>         Filed as Exhibit 10.16 to Registrant's Annual Report
             on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

<F6>         Filed as Exhibit 10.20 to Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.

<F7>         Filed as Exhibit 21 to Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1994.

<F8>         Denotes management contract or compensation plan or
             arrangement.

                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 25, 1997.

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

     Signature                      Title                   Date

/s/ Joichi Saito            Chairman of the Board      March 25, 1997
Joichi Saito                and Chief Executive
                            Officer (Principal
                            Executive Officer),
                            Director


/s/ Neal K. Kanda           Vice President,            March 25, 1997
Neal K. Kanda               Treasurer
                            (Principal Financial
                            Officer, Principal
                            Accounting Officer)


/s/ Paul Devens             Director                   March 25, 1997
Paul Devens


/s/ Alice F. Guild          Director                   March 25, 1997
Alice F. Guild


/s/ Dennis I. Hirota        Director                   March 25, 1997
Dennis I. Hirota, Ph.D.


/s/ Stanley W. Hong         Director                   March 25, 1997
Stanley W. Hong


______________________      Director                   March __, 1997
Kensuke Hotta


/s/ Daniel M. Nagamine      Director                   March 25, 1997
Daniel M. Nagamine


/s/ Yoshiharu Satoh         Director                   March 25, 1997
Yoshiharu Satoh


/s/ Naoaki Shibuya          Director                   March 25, 1997
Naoaki Shibuya