Form 10-Q
period 1997-03-31
CPB INC
filed 1997-05-15
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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

Common Stock, No Par Value, $1.25 Stated Value;
Outstanding at March 31, 1997:  5,272,894 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   The financial statements listed below are filed as a part hereof.
                                                          Page
Consolidated Balance Sheets - March 31, 1997 and
         December 31, 1996                                 F-1
Consolidated Statements of Income - Three months ended
        March 31, 1997 and 1996                            F-2
Consolidated Statements of Cash Flows - Three months
        ended March 31, 1997 and 1996                      F-3
Notes to Consolidated Financial Statements                 F-4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and governmental regulations. For additional information concerning these factors, see "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Overview

   CPB Inc. (the "Company") posted first quarter 1997 net income of $3.591 million, increasing by 1.0% over the $3.554 million earned in the first quarter of 1996. A $300,000 increase in the provision for loan losses was substantially offset by a $221,000 decrease in salaries and employee benefits compared to the first quarter of 1996. Net income for the first quarter of 1997 also included $64,000 in gains resulting from the sales of two properties held as other real estate. As of March 31, 1997, total assets of $1,437.1 million increased by $34.0 million or 2.4%, net loans of $1,026.1 million increased by $3.5 million or 0.3%, and total deposits of $1,154.5 million increased by $30.9 million or 2.7% when compared with year-end 1996.

   The following table presents annualized return on average assets, annualized return on average stockholders' equity and earnings per share for the periods indicated.

                              Three Months Ended
                                       March 31,
                                  1997      1996

Annualized return
   on average assets             1.02%     1.05%

Annualized return
   on average
   stockholders' equity         10.05%    10.57%

Earnings per share               $0.68     $0.68

   The State of Hawaii's economy remains sluggish, but there are indications that the economy may be improving. Local economists say the decline in jobs in Hawaii during the last five years has abated. They noted small increases in hotel and education employment, while the rate of decline in certain key areas like construction have slowed. In the tourism industry, visitor arrivals for March 1997 increased by 4.3% compared to March 1996. Eastbound arrivals (primarily from Asia) increased by 5.3% while westbound arrivals (primarily from the U.S. mainland) increased by 3.7%. Visitor arrivals for the first three months of 1997 were still down by 1.4% from the same period in 1996.

   However, the adverse effects of the past several years' economic stagnation are evident. Bankruptcy and foreclosure filings for the first three months of 1997 were up significantly. Bankruptcy petitions filed between January 1, 1997 and March 24, 1997 totaled 919 filings compared with 547 filings during the same period last year, a 68% increase. There were also 627 foreclosure filings during the same period in 1997, a 54% increase over the same period in 1996.
In the real estate market, the median sales price of single family homes on the island of Oahu for the first quarter of 1997 fell to $313,800, a 5.4% decrease from the first quarter of 1996. The median sales price of condominiums on the island of Oahu fell to $150,000, a 16.7% decrease from the same period in 1996.

   While the Hawaii economy is expected to grow modestly in 1997, future trends in bankruptcy and foreclosure filings, employment, tourism and the real estate market could affect the Company's loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the Company's results of operations for 1997 will, in part, depend on the speed, strength and duration of the economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
   A comparison of net interest income for the three months ended
March 31, 1997 and 1996 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                              Three Months Ended
                                       March 31,
                               1997         1996
                          (Dollars in thousands)

Interest income             $26,519      $26,428
Interest expense             10,684       10,589
   Net interest income      $15,835      $15,839

Annualized net
   interest margin            4.75%        4.94%

   An increase in interest earning assets was partially offset by lower interest rates and a $444,000 decline in fees on loans, resulting in a slight increase in interest income of $91,000 or 0.3% in the first quarter of 1997 as compared to the same period in 1996. Average interest earning assets of $1,333.1 million for the three months ended March 31, 1997 increased by $50.1 million or 3.9%, reflecting a $52.4 million or 5.3% increase in average loans. Interest on taxable investment securities decreased by $606,000, while interest on deposits in other banks increased by $616,000 as proceeds from maturities of investment securities were held to meet anticipated liquidity needs. Due to the change in composition of interest earning assets and the decline in loan fees, the yield on interest earning assets decreased to 7.96% from 8.24%.

   Interest expense for the first three months of 1997 increased by $95,000 or 0.9% compared to the same period in 1996. Average interest-bearing liabilities of $1,093.4 million for the first quarter of 1997 increased by $33.3 million or 3.1% when compared to the first quarter of 1996. However, the effective rate on interest-bearing liabilities decreased to 3.91% from 4.00% for the same period due to the lower level of interest rates paid on deposits in 1997.

   As a result, net interest income for the first quarter of 1997 remained relatively unchanged, decreasing by only $4,000, while net interest margin decreased to 4.75% from 4.94%. With the expectation of continued strong competition for both loans and deposits, no assurances can be given that the Company will be able to maintain net interest margin at its current level for the remainder of 1997.

Provision for Loan Losses
   Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management's evaluation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by charge-offs, net of recoveries.

   The following table sets forth certain information with respect to the Company's allowance for loan losses as of the dates or for the periods indicated.

                                   Three Months Ended
                                            March 31,
                                       1997      1996
                               (Dollars in thousands)

Allowance for loan losses:
   Balance at beginning
        of period                   $19,436   $20,156

   Charge-offs:
        Commercial, financial
          and agricultural               33         4
        Real estate-construction          -         -
        Real estate-mortgage-
          residential                   154         -
        Real estate-mortgage-
          commercial                      -         -
        Consumer
          Credit card & related
             plans                      138        95
          Other consumer                152        56
        Other                             2         -
             Total charge-offs          479       155

   Recoveries:
        Commercial, financial
          and agricultural                4         2
        Real estate-construction          -        11
        Real estate-mortgage-
          residential                    19         -
        Real estate-mortgage-
          commercial                      -         -
        Consumer
          Credit card & related
             plans                       33        16
          Other consumer                 12        20
        Other                             -         -
             Total recoveries            68        49

   Net charge-offs                      411       106
   Provision charged to expense         750       450

   Balance at end of period         $19,775   $20,500

   Annualized ratio of
        net charge-offs to
        average loans                 0.16%     0.04%

   The provision for loan losses of $750,000 for the first quarter of 1997 increased by $300,000 or 66.7% from the same period in 1996 due to continued increases in bankruptcy filings in 1997 and management's reassessment of the level of expected future loan losses. Net charge-offs of $411,000 and $106,000 for the first three months of 1997 and 1996, respectively, when expressed as an annualized percentage of average loans, were 0.16% and 0.04%, respectively. Consumer and residential real estate loans comprised approximately 61% and 32%, respectively, of total charge-offs during the first quarter of 1997, reflecting the impact on consumers of the prolonged economic stalemate, coupled with continued declines in real estate values.

   The allowance for loan losses expressed as a percentage of total loans was 1.89% and 1.87% at March 31, 1997 and December 31, 1996, respectively. Management believes that the current level of provision for loan losses is consistent with the state of Hawaii's relative economic stability experienced during the last several years. Delinquencies, bankruptcies and foreclosures occurring during the first quarter of 1997 were the result of past economic conditions which had been provided for in the allowance for loan losses in previous years. Notwithstanding the increase in net charge-offs in the first quarter of 1997 compared to the same period in 1996, the Company's net charge-offs remained relatively low as a percentage of total loans. However, continuation of current economic conditions in the State of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
   The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                                       March 31,   December 31,
                                            1997           1996
                                         (Dollars in thousands)

Nonaccrual loans:
   Commercial, financial
        and agricultural                 $   846        $ 2,175
   Real estate-construction                    -              -
   Real estate-mortgage-
        residential                        2,550          2,462
   Real estate-mortgage-
        commercial                         8,774          8,863
   Consumer
        Credit card & related plans           69              -
        Other consumer                         -              -
   Other                                       -              -
        Total nonaccrual loans            12,239         13,500
Other real estate                            965          1,235
        Total nonperforming assets        13,204         14,735

Loans delinquent for 90
   days or more:
   Commercial, financial
        and agricultural                   1,079          1,038
   Real estate-construction                    -              -
   Real estate-mortgage-
        residential                        4,229          4,366
   Real estate-mortgage-
        commercial                         2,099            341
   Consumer
        Credit card & related plans          130            104
        Other consumer                       553            455
   Other                                       6              9
        Total loans delinquent
         for 90 days or more               8,096          6,313

Restructured loans still
   accruing interest:
   Commercial, financial
        and agricultural                     354          1,723
   Real estate-construction                    -              -
   Real estate-mortgage-
        residential                            -              -
   Real estate-mortgage-
        commercial                         2,571         11,095
   Consumer
        Credit card & related plans            -              -
        Other consumer                         -              -
   Other                                       -              -
        Total restructured loans
         still accruing interest           2,925         12,818

        Total nonperforming assets,
         loans delinquent for
         90 days or more and
         restructured loans still
         accruing interest               $24,225        $33,866

Total nonperforming assets as a
   percentage of loans and
   other real estate                       1.26%          1.41%

Total nonperforming assets and
   loans delinquent for 90 days
   or more as a percentage of
   loans and other real
   estate                                  2.03%          2.02%

Total nonperforming assets,
   loans delinquent for 90 days
   or more and restructured loans
   still accruing interest
   as a percentage of loans
   and other real estate                   2.31%          3.25%

   Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $24.2 million at March 31, 1997, decreasing by $9.6 million or 28.5% from year-end 1996. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii.

   Nonaccrual loans of $12.2 million were comprised primarily of one commercial loan, four commercial real estate loans and several residential mortgage loans. Borrowers of the $846,000 commercial loan have filed for bankruptcy protection and are currently developing a reorganization plan. A $6.0 million commercial real estate loan secured by commercial properties, which has been listed for sale by the borrowers, is in the workout process. Three commercial real estate loans totaling $4.3 million, each secured by residential or commercial real property, are subject to foreclosure proceedings, as are substantially all nonaccrual residential mortgage loans. Partial charge-offs have been made on several loans, and management believes additional allocated reserves are adequate to cover any further losses which may result from the disposition of nonaccrual loans.

   Other real estate of $965,000 at March 31, 1997 decreased by $270,000 from year-end 1996 due to the sale of two properties during the quarter. Loans delinquent for 90 days or more totaled $8.1 million at March 31, 1997, increasing by $1.8 million or 28.2% from year-end 1996 due primarily to the addition of a $1.4 million commercial loan secured by various business assets.

Restructured loans still accruing interest totaled $2.9 million at March 31, 1997, a decrease of $9.9 million or 77.2% from year-end 1996. Loans totaling $9.8 million are performing as restructured and are no longer deemed to be troubled debt restructurings. Impaired loans at March 31, 1997 amounted to $12.9 million and included all nonaccrual and restructured loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $2.5 million.

   Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, a continued decline in general economic conditions may result in future increases in nonperforming assets, delinquencies, net charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
   Total other operating income in the first quarter of 1997 of $2,627,000 increased by $50,000 or 1.9% from the first quarter of 1996. This increase was primarily due to the sales of two properties held as other real estate resulting in gains of $64,000 which were included in other income. A decrease in foreign exchange fees of $89,000 was attributable, in part, to a change in strategy to minimize foreign exchange risk. This was offset by increases in trust fees and gains from sales of loans, which were included in other income.

Other Operating Expense
   Total other operating expense of $11,735,000 for the first quarter of 1997 decreased by $293,000 or 2.4% from the first quarter of 1996. Salaries and employee benefits of $6,368,000 decreased by $221,000 or 3.4% due primarily to a $254,000 reduction in pension expense resulting from a revision to the Company's defined benefit retirement plan made in the third quarter of 1996.

Income Taxes
   Income tax expense totaled $2,321,000 and $2,331,000 for the three months ended March 31, 1997 and 1996, respectively. The effective tax rate for the first quarter of 1997 and 1996 was 39.26% and 39.61%, respectively. The decline in the effective tax rate during 1997 was attributable to an increase in tax-exempt interest on loans.

Financial Condition

   Total assets at March 31, 1997 of $1,437.1 million increased by $34.0 million or 2.4% over December 31, 1996. Interest-bearing deposits in other banks of $47.4 million increased by $21.1 million or 80.4% during the first quarter of 1997 due to an increase in short-term customer deposits which were invested in short-term interest-bearing instruments. Investment securities of $250.3 million increased by $9.8 million or 4.1%, while net loans of $1,026.1 million increased by $3.5 million or 0.3%.

   Total deposits at March 31, 1997 of $1,154.5 million increased by $30.9 million or 2.7% from year-end 1996. Interest-bearing deposits of $986.7 million increased by $31.3 million or 3.3%, with increases in money market and consumer time deposits partially offset by declines in savings and government time deposits. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 1997 of $874.7 million increased by $15.5 million or 1.8% during the first quarter of 1997. Time deposits of $100,000 or more increased by $15.4 million or 5.8% during the same period.

Capital Resources

   Stockholders' equity of $142.9 million at March 31, 1997 increased by $2.0 million or 1.4% from December 31, 1996. When expressed as a percentage of total assets, stockholders' equity was 9.94% and 10.04% at March 31, 1997 and December 31, 1996, respectively. On March 17, 1997, the Company's board of directors declared a quarterly cash dividend of $0.24 per share, matching the $0.24 per share declared in the first quarter of 1996. Dividends declared in the first quarter of 1997 totaled $1,265,000 compared with $1,263,000 in the first quarter of 1996. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

   Regulations on capital adequacy adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital, essentially common stockholders' equity (before unrealized loss on investment securities) less intangible assets. The FRB and the FDIC have also adopted a minimum leverage ratio of Tier I capital to total assets of 3%. The leverage ratio requirement establishes the minimum level for banks that have a uniform composite ("CAMELS") rating of 1, and all other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital levels at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage and risk-based capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                                           Required    Actual     Excess

At March 31, 1997:
   Tier I risk-based capital ratio            4.00%    12.19%      8.19%
   Total risk-based capital ratio             8.00%    13.45%      5.45%
   Leverage capital ratio                     4.00%    10.21%      6.21%

At December 31, 1996:
   Tier I risk-based capital ratio            4.00%    12.10%      8.10%
   Total risk-based capital ratio             8.00%    13.35%      5.35%
   Leverage capital ratio                     4.00%    10.28%      6.28%

   In addition, FDIC-insured institutions such as Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

   The following table sets forth the Bank's capital ratios as of the dates indicated.

                                           Required    Actual     Excess

At March 31, 1997:
   Tier I risk-based capital ratio            6.00%    11.36%      5.36%
   Total risk-based capital ratio            10.00%    12.62%      2.62%
   Leverage capital ratio                     5.00%     9.54%      4.54%

At December 31, 1996:
   Tier I risk-based capital ratio            6.00%    11.27%      5.27%
   Total risk-based capital ratio            10.00%    12.53%      2.53%
   Leverage capital ratio                     5.00%     9.60%      4.60%

Asset-Liability Management and Liquidity

   The Company's asset-liability management policy and liquidity position are discussed in the 1996 Annual Report to Shareholders. No significant changes in either have occurred during the quarter ended March 31, 1997.

PART II.  OTHER INFORMATION

Items 1 to 3 and Item 5.

   Items 1 to 3 and Item 5 are omitted pursuant to instructions to Part II.


Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 22, 1997, for the purpose of considering and voting upon the following matters:

   1. Election of three persons to the board of directors for a term of three years and to serve until their successors are elected and qualified;

   2.   Approval of the 1997 Stock Option Plan;

   3. Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1997; and

   4. Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

   The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 4,304,033 shares, or 81.6% of eligible shares, were represented at the Meeting.

                                                 Votes Cast
                                   Votes Cast    Against or   Abstentions
   Name                                   For      Withheld   or Nonvotes

   Paul Devens                      4,263,425        40,608          None
   Stanley W. Hong                  4,197,554       106,479          None
   Yoshiharu Satoh                  4,262,641        41,392          None

   In addition to the above directors, the following directors will continue to serve on the board of directors until the expiration of their respective terms as indicated.

                                      Expiration
   Name                                  of Term

   Alice F. Guild                           1999
   Dennis I. Hirota, Ph.D.                  1998
   Kensuke Hotta                            1998
   Daniel M. Nagamine                       1999

   Joichi Saito                             1998
   Naoaki Shibuya                           1999

   The adoption of the 1997 Stock Option Plan was approved with a total of 3,812,440 votes cast for, 53,266 votes against and 438,327 abstentions or nonvotes.

   The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1997 was approved with a total of 4,244,056 votes cast for, 33,272 votes against or withheld and 26,705 abstentions or nonvotes.

   There were no other matters brought before the Meeting which required a vote by shareholders.


Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

             None

   (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K during the first quarter of 1997.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CPB INC.
                                     (Registrant)



   Date:  May 12, 1997                /s/ Joichi Saito
                                      Joichi Saito
                                      Chairman of the Board and
                                      Chief Executive Officer




   Date:  May 12, 1997                /s/ Neal Kanda
                                      Neal Kanda
                                      Vice President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                    March 31,   December 31,
(Dollars in thousands, except per share data)                            1997           1996
ASSETS
Cash and due from banks                                            $   56,029     $   55,534
Interest-bearing deposits in other banks                               47,436         26,297
Investment securities:
 Held to maturity, at cost (fair value of $114,632
        and $109,288 at March 31, 1997 and December 31,
        1996, respectively)                                           115,655        109,244
 Available for sale, at fair value                                    134,652        131,214
        Total investment securities                                   250,307        240,458

Loans                                                               1,045,849      1,041,976
 Less allowance for loan losses                                        19,775         19,436
        Net loans                                                   1,026,074      1,022,540

Premises and equipment                                                 24,854         25,072
Accrued interest receivable                                             9,287          8,674
Investment in partnership                                               7,029          6,902
Due from customers on acceptances                                         250          1,162
Other assets                                                           15,861         16,526

        Total assets                                               $1,437,127     $1,403,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing deposits                                      $  167,790     $  168,170
 Interest-bearing deposits                                            986,709        955,444
        Total deposits                                              1,154,499      1,123,614
Short-term borrowings                                                   5,000          5,427
Long-term debt                                                        118,114        115,840
Bank acceptances outstanding                                              250          1,162
Other liabilities                                                      16,346         16,240
        Total liabilities                                           1,294,209      1,262,283

Stockholders' equity:
 Preferred stock, no par value, authorized 1,000,000
        shares, none issued                                                 -              -
 Common stock, no par value, stated value $1.25 per
        share; authorized 25,000,000 shares; issued and
        outstanding 5,272,894 and 5,268,874 shares at
        March 31, 1997 and December 31, 1996, respectively              6,591          6,586
 Surplus                                                               45,567         45,481
 Retained earnings                                                     91,731         89,405
 Unrealized loss on investment securities,
        net of taxes                                                     (971)          (590)

        Total stockholders' equity                                    142,918        140,882

        Total liabilities and stockholders' equity                 $1,437,127     $1,403,165

Book value per share                                               $    27.10     $    26.74

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                  Three Months Ended
(Dollars in thousands,                                     March 31,
except per share data)                                1997      1996
Interest income:
   Interest and fees on loans                      $22,204   $22,134
   Interest and dividends on
          investment securities:
          Taxable interest                           3,315     3,921
          Tax-exempt interest                           35        44
          Dividends                                    267       258
   Interest on deposits in other banks                 633        17
   Interest on Federal funds sold and
          securities purchased under
          agreements to resell                           -         1
          Total interest income                     26,454    26,375

Interest expense:
   Interest on deposits                              8,893     9,157
   Interest on other borrowed funds                  1,791     1,432
          Total interest expense                    10,684    10,589

          Net interest income                       15,770    15,786
Provision for loan losses                              750       450
          Net interest income after
             provision for loan losses              15,020    15,336

Other operating income:
   Service charges on deposit accounts                 690       672
   Other service charges and fees                    1,383     1,407
   Partnership income                                  127       115
   Fees on foreign exchange                            182       271
   Other                                               245       112
          Total other operating income               2,627     2,577

Other operating expense:
   Salaries and employee benefits                    6,368     6,589
   Net occupancy                                     1,584     1,608
   Equipment                                           684       676
   Other                                             3,099     3,155
          Total other operating expense             11,735    12,028

          Income before income taxes                 5,912     5,885
Income taxes                                         2,321     2,331

          Net income                               $ 3,591   $ 3,554

Per common share:
   Net income                                      $  0.68   $  0.68
   Cash dividends declared                         $  0.24   $  0.24

Weighted average shares outstanding
   (in thousands)                                    5,270     5,261

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Three Months Ended
                                                               March 31,
(Dollars in thousands)                                    1997      1996
Cash flows from operating activities:
   Net income                                          $ 3,591   $ 3,554
   Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Provision for loan losses                        750       450
          Provision for depreciation and
             amortization                                  683       676
          Net amortization and accretion of
             investment securities                         120       292
          Federal Home Loan Bank stock
             dividends received                           (267)     (258)
          Net change in loans held for sale                565    (1,759)
          Deferred income tax expense (benefit)            520      (606)
          Partnership income                              (127)     (115)
          Increase in accrued interest
             receivable and other assets                  (140)     (293)
          Increase (decrease) in accrued interest
             payable and other liabilities                  31       (32)

             Net cash provided by operating
               activities                                5,726     1,909

Cash flows from investing activities:
   Proceeds from maturities of and
          calls on investment securities
          held to maturity                              10,277    15,512
   Purchases of investment securities
          held to maturity                             (16,784)        -
   Proceeds from maturities of and
          calls on investment securities
          available for sale                            22,279     1,961
   Purchases of investment securities
          available for sale                           (26,108)  (33,091)
   Net decrease (increase) in interest-bearing
          deposits in other banks                      (21,139)    7,091
   Net loan repayments (originations)                    (4849)      245
   Purchases of premises and equipment                    (465)     (445)

             Net cash used in investing
               activities                              (36,789)   (8,727)

Cash flows from financing activities:
   Net increase (decrease) in deposits                  30,885   (16,626)
   Proceeds from long-term debt                         16,000    10,000
   Repayments of long-term debt                        (13,726)  (10,193)
   Net increase (decrease) in

          short-term borrowings                           (427)   23,551
   Cash dividends paid                                  (1,265)   (1,260)
   Proceeds from sale of common stock                       91       106
             Net cash provided by financing
               activities                               31,558     5,578

             Net increase (decrease) in cash
               and cash equivalents                        495    (1,240)

Cash and cash equivalents:
   At beginning of period                               55,534    50,274
   At end of period                                    $56,029   $49,034

Supplemental disclosure of cash flow
   information:
   Cash paid during the period
          for interest                                 $10,726   $10,538
   Cash paid during the period
          for income taxes                             $ 1,450   $   480

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

   The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1996. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

   The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


ACCOUNTING PRONOUNCEMENTS

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS
No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers the effective date of certain provisions of SFAS
No. 125 to transactions occurring after December 31, 1997. Transactions subject to deferral under SFAS No. 127 include transactions addressing secured borrowings and collateral and transactions addressing financial assets that are part of repurchase agreements, dollar rolls, securities lending and similar transactions. In January 1997, the Company implemented those provisions of SFAS No. 125 which were not subject to deferral by SFAS No. 127. However, servicing assets were deemed immaterial, and accordingly, no disclosures will be made, as permitted by SFAS No. 125. Further, the Company does not expect the future application of SFAS No. 125 to the transactions covered under SFAS No. 127 to have a material impact on the Company's consolidated financial statements.