Form 10-Q
period 1997-06-30
CPB INC
filed 1997-08-13
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

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

Common Stock, No Par Value, $1.25 Stated Value;
Outstanding at June 30, 1997:  5,275,494 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   The financial statements listed below are filed as a part hereof.

                                                           Page
   Consolidated Balance Sheets - June 30, 1997 and
      December 31, 1996                                     F-1
   Consolidated Statements of Income - Three and six
      months ended June 30, 1997 and 1996                   F-2
   Consolidated Statements of Cash Flows - Six months
      ended June 30, 1997 and 1996                          F-3
   Notes to Consolidated Financial Statements               F-4

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations

Overview

   CPB Inc. (the "Company") posted second quarter 1997 net income of $3.680 million, increasing by 2.9% over the $3.577 million earned in the second quarter of 1996, with increased net interest income offsetting a $300,000 increase in the provision for loan losses. Net income for the first six months of 1997 was $7.271 million, increasing by 2.0% over the $7.131 million earned in the same period in 1996. A reduction in salaries and benefits contributed to this increase. As of June 30, 1997, total assets of $1,450.2 million increased by $47.0 million or 3.3%, net loans of $1,033.7 million increased by $11.2 million or 1.1% and total deposits of $1,163.3 million increased by $39.7 million or 3.5% compared with year-end 1996.

   The following table presents annualized return on average assets, annualized return on average stockholders' equity and earnings per share for the periods indicated.

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1997      1996      1997      1996

Annualized return on
   average assets             1.04%     1.06%     1.03%     1.05%

Annualized return on average
   stockholders' equity      10.16%    10.56%    10.11%    10.57%

Earnings per share            $0.70     $0.68     $1.38     $1.36

   Hawaii's economy remains in a slump, with little likelihood of recovery in the near future. Bankruptcies and foreclosures are at record levels, a product of the prolonged economic downturn.

Chapter 7 liquidations during the first half of 1997 increased by 54% over the same period in 1996, while Chapter 13 filings increased by more than 85% over last year's record levels. Reflecting some improvement in the economy, the unemployment rate improved slightly to 6.6% in June 1997, from 6.9% a year earlier, although still higher than the June 1997 national average of 5.2%.

   The visitor industry has sustained the economy in recent years; however, visitor counts during the first six months of 1997 declined by 0.6% from 1996 levels. Tourism from Japan has dropped off in recent months, due in part to the strengthening of the U.S. dollar relative to the Japanese yen, but improvement in national economic conditions is expected to result in increases in westbound tourism (from the mainland U.S.). The development of the Hawaii Convention Center, targeted for completion in the fourth quarter of 1997, is expected to provide a further stimulus for future growth in the visitor industry.

   Likewise, the real estate market continues to suffer from the economic downturn. Existing single-family home sales during the first half of 1997 declined by more than 5%, with average sales prices declining nearly 10%, compared to the first half of 1996. Meanwhile, the commercial real estate market has stabilized, although at a level significantly lower than the peaks of the late 1980's. Examples of such are a luxury hotel in Maui which recently sold at slightly more than 50% of its original 1990 purchase price, and the pending sale of a lot in Waikiki at an anticipated sales price of $6.8 million, 60% of its 1988 purchase price.

   Such economic conditions have had, and will likely continue to have, an adverse effect on our Company. Indicative of this economic environment, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in residential mortgage and consumer loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in 1997, future trends in bankruptcy and foreclosure filings, employment, tourism and the real estate market could affect the Company's loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the second half of 1997 will depend in part on the speed, strength and duration of any economic recovery in the State of Hawaii.

Results of Operations

Net Interest Income
   A comparison of net interest income for the three and six months ended June 30, 1997 and 1996 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1997      1996      1997      1996
                                 (Dollars in thousands)

Interest income             $27,351   $25,886   $53,870   $52,314
Interest expense             10,967    10,154    21,651    20,743
   Net interest income      $16,384   $15,732   $32,219   $31,571

Net interest margin           4.86%     4.93%     4.80%     4.93%

   Interest income increased by $1.5 million or 5.7% and by $1.6 million or 3.0% in the second quarter and first half of 1997, respectively, as compared to the same periods in 1996 due to the higher level of earning assets held in 1997. Average interest earning assets of $1,349.6 million and $1,341.4 million for the second quarter and first half of 1997, respectively, increased by $73.1 million or 5.7% and $61.7 million or 4.8%, respectively, over the same periods in 1996. The yield on interest earning assets of 8.11% for the second quarter of 1997 was unchanged from the yield in 1996. The yield on interest earning assets for the six months ended June 30, 1997 of 8.03% declined from 8.18% for the same periods in 1996.

   Interest and fees on loans increased by $1.0 million or 4.7% and $1.1 million or 2.5% in the second quarter and first half of 1997, respectively, compared to the same periods in 1996. Increases in average loan balances resulted in increased interest income, offsetting declines in loan fees of $251,000 and $695,000, respectively. Interest on deposits in other banks also increased by $543,000 and $1.2 million, respectively, due to an increase in short-term investable funds held during the current year.

   Interest expense for the three and six months ended June 30, 1997 increased by $813,000 or 8.0% and $908,000 or 4.4%, respectively, as compared to the same periods in 1996, due to increases in average interest-bearing liabilities, which increased by 5.4% to $1,104.9 million and by 4.3% to $1,099.2 million, respectively. The average rate on interest-bearing liabilities for the second quarter of 1997 of 3.97% increased from 3.88% in 1996, while the average rate for the first half of 1997 as compared to the same period in 1996 was unchanged at 3.94%.

   The resulting net interest income for the second quarter and first half of 1997 increased by $652,000 or 4.1% and by $648,000 or 2.1%, respectively, over the same periods in 1996, while net interest margin declined to 4.86% from 4.93% in the second quarter and to 4.80% from 4.93% in the first half of the year.

Strong competition for both loans and deposits and the uncertainty in the direction of market interest rates provide the Company with the challenge of maintaining net interest margin at its current level for the remainder of 1997.

Provision for Loan Losses
   Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management's evaluation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and historical loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by charge-offs, net of recoveries.

   The following table sets forth certain information with respect to the Company's allowance for loan losses as of the dates or for the periods indicated.

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1997      1996      1997      1996
                                 (Dollars in thousands)

Allowance for loan losses:
Balance at beginning of
period                      $19,775   $20,500   $19,436   $20,156

Provision for loan losses       750       450     1,500       900

Loan charge-offs:
  Commercial, financial
    and agricultural            581        30       614        34
  Real estate:
    Mortgage-commercial         268         -       268         -
    Mortgage-residential         46       231       200       231
    Construction                  -         -         -         -
  Consumer:
    Credit card and
     related plans              199       145       337       240

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1997      1996      1997      1996
                                 (Dollars in thousands)

    Other consumer              212        69       364       125
  Other                           -         -         2         -
     Total loan charge-offs   1,306       475     1,785       630

Recoveries:
  Commercial, financial
    and agricultural              5        18         9        20
  Real estate:
    Mortgage-commercial           -         -         -         -
    Mortgage-residential          1        29        20        29
    Construction                  -         8         -        19
  Consumer:
    Credit card and
     related plans               17        33        50        49
    Other consumer               33        19        45        39
  Other                           -         -         -         -
     Total recoveries            56       107       124       156

Net loan charge-offs          1,250       368     1,661       474

Balance at end of period    $19,275   $20,582   $19,275   $20,582

Annualized ratio of net
  loan charge-offs to
  average loans               0.48%     0.15%     0.32%     0.10%

   The provision for loan losses of $750,000 and $1,500,000 for the second quarter and first half of 1997, respectively, increased by 66.7% compared to the same periods in 1996. Net loan charge-offs of $1,250,000 and $1,661,000, when expressed as an annualized percentage of average total loans, was 0.48% and 0.32%, respectively. Loan charge-offs during the second quarter of 1997 included $564,000 on a commercial loan and $268,000 on a commercial mortgage loan. Approximately 74% of all other loans charged off during the first half of 1997 were consumer loans. Management believes the current level of provision for loan losses is indicative of Hawaii's stagnant economic environment over the last several years. Notwithstanding the increase in net charge-offs in the first half of 1997 compared to the same period in 1996, the Company's net charge-offs remained relatively low as a percentage of total loans. Substantially all commercial and real estate loan charge-offs were specifically provided for in the allowance for loan losses. Accordingly, no significant increase in the provision for loans losses is anticipated.

   The allowance for loan losses expressed as a percentage of total loans was 1.83% at June 30, 1997, declining slightly from the 1.87% at December 31, 1996. Management believes that the allowance for loan losses at June 30, 1997 was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the State of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
   The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                           June 30,   December 31,       June 30,
                               1997           1996           1996
                                    (Dollars in thousands)

Nonaccrual loans:
  Commercial, financial
    and agricultural        $   269        $ 2,175        $   851
  Real estate:
    Mortgage-commercial       7,443          8,863         10,177
    Mortgage-residential      1,063          2,462          2,352
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans               70              -              -
    Other consumer               81              -              -
  Other                           -              -              -
     Total nonaccrual loans   8,926         13,500         13,380

Other real estate             3,708          1,235          2,157
     Total nonperforming
       assets                12,634         14,735         15,537

Loans delinquent for 90
  days or more:
  Commercial, financial
    and agricultural          1,230          1,038          4,082
  Real estate:
    Mortgage-commercial       7,485            341            840
    Mortgage-residential      6,256          4,366          6,802
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans              105            104             98
    Other consumer              324            455            449
  Other                           2              9              -
     Total loans delinquent
       for 90 days or more   15,402          6,313         12,271

                           June 30,   December 31,       June 30,
                               1997           1996           1996
                                    (Dollars in thousands)

Restructured loans still
  accruing interest:
  Commercial, financial
    and agricultural            231          1,723              -
  Real estate:
    Mortgage-commercial       2,571         11,095              -
    Mortgage-residential          -              -              -
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer                -              -              -
  Other                           -              -              -
     Total restructured
       loans still accruing
       interest               2,802         12,818              -

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest             $30,838        $33,866        $27,808

Total nonperforming assets
  as a percentage of total
  loans and other real
  estate                      1.20%          1.41%          1.52%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of total loans
  and other real estate       2.65%          2.02%          2.72%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of total loans
  and other real estate       2.92%          3.25%          2.72%

   Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $30.8 million at June 30, 1997, decreasing by $3.0 million or 8.9% from year-end 1996. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $8.9 million were comprised primarily of two large commercial mortgage loans and several residential mortgage loans. Other real estate of $3.7 million at June 30, 1997 included a $1.3 million condominium unit, a $1.5 million residence and several other residential properties. Loans delinquent for 90 days or more and still accruing interest totaled $15.4 million at June 30, 1997, increasing by $9.1 million or 144.0% from year-end 1996. Increases in delinquencies were attributable primarily to three commercial mortgage loans and a residential mortgage loan: a $2.7 million loan secured by an office building located on the island of Maui; a $2.4 million mortgage on a commercial complex on the island of Oahu; a $1.8 million loan secured by various commercial and residential properties; and a $900,000 loan secured by residential property on Oahu. Impaired loans at June 30, 1997 amounted to $14.1 million and included all nonaccrual and restructured loans greater than $500,000 as well as the $2.7 million and $1.8 million delinquent loans discussed above. The allowance for loan losses allocated to impaired loans amounted to $2.6 million at June 30, 1997.

   Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, further decline in general economic conditions may result in future increases in nonperforming assets, delinquencies, net charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
   Total other operating income in the second quarter of 1997 of $2,577,000 decreased by $101,000 or 3.8% from the second quarter of 1996 due primarily to $190,000 in interest received on income tax refunds in the second quarter of 1996.

   Total other operating income for the first half of 1997 of $5,204,000 decreased by $51,000 or 1.0% from the first half of 1996. Increases in service charges on deposits, partnership income and gains from sales of other real estate combined to offset the impact of the $190,000 in interest on income tax refunds discussed above.

Other Operating Expense
   Total other operating expense of $12,044,000 for the second quarter of 1997 increased by $73,000 or 0.6% from the same period in 1996. This increase was attributed to an increase in net occupancy expense of $68,000 or 4.3% resulting from a combination of lower rental income and increased maintenance expense for the University Square building, owned by CPB Properties, Inc., a wholly-owned subsidiary of the Bank.

   Total other operating expense of $23,779,000 for the first half of 1997 decreased by $220,000 or 0.9% from the first half of 1996. Salaries and employee benefits of $12,763,000 decreased by $225,000 or 1.7% due primarily to a $452,000 reduction in pension expense resulting from a revision to the pension plan which became effective during the third quarter of 1996, offset by increases in incentive compensation expense and general salary levels.

Income Taxes
   The effective tax rates for the second quarter and first half of 1997 were 39.02% and 39.14%, respectively, compared with the previous year's rates of 39.76% and 39.69%, respectively. The decrease in tax rates for 1997 resulted from an increase in tax-exempt investments and loans held during 1997.

Financial Condition

   Total assets at June 30, 1997 of $1,450.2 million increased by $47.0 million or 3.3% from December 31, 1996. Investment securities of $273.4 million increased by $32.9 million or 13.7%, and net loans of $1,033.7 million increased by $11.2 million or 1.1%. This asset growth was funded primarily through an increase in deposits.

   Total deposits at June 30, 1997 of $1,163.3 million increased by $39.7 million or 3.5% over year-end 1996. Noninterest-bearing deposits of $171.2 million increased by $3.1 million or 1.8%, and interest-bearing deposits of $992.1 million increased by $36.6 million or 3.8%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 1997 of $873.7 million increased by $14.4 million or 1.7% during the first half of 1997, while time deposits of $100,000 or more of $289.6 million increased by $25.2 million or 9.6%. The increase in core deposits included increases of $8.1 million in business checking accounts and $3.4 million in business money market accounts. The increase in deposits experienced during the year is attributable, in part, to an aggressive business development campaign launched in 1997 and a renewed focus on sales-oriented deposit-gathering efforts which was aided by the 1996 restructuring of the Bank's branch network. Local competition for deposits remains strong and will continue to challenge the Bank's ability to gather low-cost retail funds.

Capital Resources

   Stockholders' equity of $145.9 million at June 30, 1997 increased by $5.0 million or 3.6% from December 31, 1996. When expressed as a percentage of total assets, stockholders' equity was relatively stable at 10.06% and 10.04% at June 30, 1997 and December 31, 1996, respectively. On June 16, 1997, the Board of Directors declared a second quarter cash dividend of $0.24 per share, bringing total dividends declared to $0.48 per share for the first half of 1997, consistent with the dividends declared during the same period in 1996. Dividends declared in the first half of 1997 totaled $2,532,000 compared with $2,527,000 in the first half of 1996. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

   The following table sets forth the capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                           Required         Actual         Excess

At June 30, 1997:
   Tier I risk-based
     capital ratio            4.00%         12.01%          8.01%
   Total risk-based
     capital ratio            8.00%         13.26%          5.26%
   Leverage capital ratio     4.00%         10.29%          6.29%

At December 31, 1996:
   Tier I risk-based
     capital ratio            4.00%         12.10%          8.10%
   Total risk-based
     capital ratio            8.00%         13.35%          5.35%
   Leverage capital ratio     4.00%         10.28%          6.28%

   In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

   The following table sets forth the capital requirements for the Bank to be considered "well capitalized" and the Bank's capital ratios as of the dates indicated.

                           Required         Actual         Excess

At June 30, 1997:
   Tier I risk-based
     capital ratio            6.00%         11.20%          5.20%
   Total risk-based
     capital ratio           10.00%         12.45%          2.45%
   Leverage capital ratio     5.00%          9.60%          4.60%

At December 31, 1996:
   Tier I risk-based
     capital ratio            6.00%         11.27%          5.27%
   Total risk-based
     capital ratio           10.00%         12.53%          2.53%
   Leverage capital ratio     5.00%          9.60%          4.60%

Asset-Liability Management and Liquidity

   The Company's asset-liability management policy and liquidity position are discussed in the 1996 Annual Report to Shareholders.
No significant changes in either have occurred during the six months ended June 30, 1997.


PART II.  OTHER INFORMATION

Items 1 to 5.

   Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K during the second quarter of 1997.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



   Date:  August 11, 1997     /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




   Date:  August 11, 1997     /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             June 30,   December 31,
(Dollars in thousands, except per share data)                    1997           1996
ASSETS
Cash and due from banks                                    $   45,734     $   55,534
Interest-bearing deposits in other banks                       36,265         26,297
Investment securities:
  Held to maturity, at cost (fair value of $142,199
     at June 30, 1997 and $109,288 at December 31, 1996)      142,380        109,244
  Available for sale, at fair value                           130,986        131,214
     Total investment securities                              273,366        240,458

Loans                                                       1,052,991      1,041,976
  Less allowance for loan losses                               19,275         19,436
     Net loans                                              1,033,716      1,022,540

Premises and equipment                                         25,219         25,072
Accrued interest receivable                                     9,981          8,674
Investment in partnership                                       6,955          6,902
Due from customers on acceptances                                   2          1,162
Other assets                                                   18,915         16,526

     Total assets                                          $1,450,153     $1,403,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                             $  171,203     $  168,170
  Interest-bearing deposits                                   992,068        955,444
     Total deposits                                         1,163,271      1,123,614
Short-term borrowings                                           6,929          5,427
Long-term debt                                                117,906        115,840
Bank acceptances outstanding                                        2          1,162
Other liabilities                                              16,126         16,240

     Total liabilities                                      1,304,234      1,262,283

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                            -              -
  Common stock, no par value, stated value $1.25 per
     share; authorized 25,000,000 shares; issued and
     outstanding 5,275,494 shares at June 30, 1997
     and 5,268,874 shares at December 31, 1996                  6,594          6,586
  Surplus                                                      45,608         45,481
  Retained earnings                                            94,144         89,405
  Unrealized loss on investment securities,
     net of taxes                                                (427)          (590)

     Total stockholders' equity                               145,919        140,882

     Total liabilities and stockholders' equity            $1,450,153     $1,403,165

Book value per share                                           $27.66         $26.74

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          Three Months Ended       Six Months Ended
(Dollars in thousands,                              June 30,               June 30,
except per share data)                        1997      1996         1997      1996
Interest income:
  Interest and fees on loans               $22,665   $21,651      $44,869   $43,785
  Interest and dividends on
     investment securities:
     Taxable interest                        3,535     3,801        6,850     7,722
     Tax-exempt interest                       118        36          153        80
     Dividends                                 284       273          551       531
  Interest on deposits in other banks          617        74        1,250        91
  Interest on Federal funds sold                 -         -            -         1

     Total interest income                  27,219    25,835       53,673    52,210

Interest expense:
  Interest on deposits                       9,131     8,618       18,024    17,775
  Interest on short-term borrowings             68       118          135       324
  Interest on long-term debt                 1,768     1,418        3,492     2,644

     Total interest expense                 10,967    10,154       21,651    20,743

     Net interest income                    16,252    15,681       32,022    31,467
Provision for loan losses                      750       450        1,500       900
     Net interest income after
        provision for loan losses           15,502    15,231       30,522    30,567

Other operating income:
  Service charges on deposit accounts          742       701        1,432     1,373
  Other service charges and fees             1,326     1,354        2,709     2,761
  Partnership income                           134       101          261       216
  Fees on foreign exchange                     205       197          387       468
  Investment securities gains                    -        (6)           -        (6)
  Other                                        170       331          415       443

     Total other operating income            2,577     2,678        5,204     5,255

Other operating expense:
  Salaries and employee benefits             6,395     6,399       12,763    12,988
  Net occupancy                              1,664     1,596        3,248     3,204
  Equipment                                    643       681        1,327     1,357
  Other                                      3,342     3,295        6,441     6,450

     Total other operating expense          12,044    11,971       23,779    23,999

     Income before income taxes              6,035     5,938       11,947    11,823
Income taxes                                 2,355     2,361        4,676     4,692

     Net income                            $ 3,680   $ 3,577      $ 7,271   $ 7,131

Per common share:
  Net income                               $  0.70   $  0.68      $  1.38   $  1.36
  Cash dividends declared                  $  0.24   $  0.24      $  0.48   $  0.48

Weighted average shares outstanding
  (in thousands)                             5,274     5,264        5,272     5,262

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended
                                                      June 30,
(Dollars in thousands)                          1997      1996
Cash flows from operating activities:
   Net income                                $ 7,271   $ 7,131
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Provision for loan losses                1,500       900
      Provision for depreciation and
        amortization                           1,362     1,359
      Net amortization and accretion of
        investment securities                    209       567
      Net loss on investment securities            -         6
      Federal Home Loan Bank stock
        dividends received                      (551)     (531)
      Net change in loans held for sale        2,812      (981)
      Deferred income tax expense (benefit)      371      (158)
      Partnership income                        (261)     (216)
      (Increase) decrease in accrued interest
        receivable and other assets           (1,492)    2,803
      (Decrease) increase in accrued interest
        payable and other liabilities           (205)      838

        Net cash provided by operating
          activities                          11,016    11,718

Cash flows from investing activities:
   Proceeds from maturities of and
      calls on investment securities
      held to maturity                        19,556    22,383
   Purchases of investment securities
      held to maturity                       (52,860)        -
   Proceeds from sales of investment
      securities available for sale                -    17,807
   Proceeds from maturities and calls
      on investment securities available
      for sale                                34,509    12,605
   Purchases of investment securities
      available for sale                     (33,497)  (33,091)
   Net (increase) decrease in interest-
      bearing deposits in other banks         (9,968)    6,956
   Net loan originations                     (18,086)  (28,607)
   Proceeds from disposal of premises
      and equipment                                -        15
   Purchases of premises and equipment        (1,512)   (1,095)
   Distributions from partnership                208         -

        Net cash used in investing
          activities                         (61,650)   (3,027)

Cash flows from financing activities:
   Net increase (decrease) in deposits        39,657   (28,384)
   Proceeds from long-term debt               21,000    25,000
   Repayments of long-term debt              (18,934)  (15,409)
   Net increase in short-term borrowings       1,502     9,137
   Cash dividends paid                        (2,526)   (2,523)
   Proceeds from sale of common stock            135       143

        Net cash provided by (used in)
          financing activities                40,834   (12,036)

        Net decrease in cash and cash
          equivalents                         (9,800)   (3,345)

Cash and cash equivalents:
   At beginning of period                     55,534    50,274
   At end of period                          $45,734   $46,929

Supplemental disclosure of cash flow
   information:
   Cash paid during the period
      for interest                           $21,774   $21,448
   Cash paid during the period
      for income taxes                       $ 4,400   $   990

Supplemental disclosure of noncash
   investing and financing activities:
   Transfer of loans to other real estate    $ 2,598   $   350

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

   The results of operations for the three and six months ended
June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Accounting Pronouncements

   In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control, distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 to transactions occurring after December 31, 1997. In January 1997, the Company implemented those provisions of SFAS No. 125 which were not subject to deferral by SFAS No. 127. However, servicing assets were deemed immaterial, and accordingly, no disclosures will be made, as permitted by SFAS No. 125. Further, the Company does not expect the future application of SFAS No. 125 to the transactions covered under SFAS No. 127 to have a material impact on the Company's consolidated financial statements.

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 simplifies the calculation of earnings per share and revises related disclosure requirements. SFAS No. 129 consolidates existing guidance relating to an entity's capital structure. SFAS No. 128 is effective for interim periods and fiscal years ending after December 15, 1997. Earlier application is not permitted. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The impact of these statements on the Company's consolidated financial statements is not expected to be material.

   In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about

Segments of an Enterprise and Related Information." SFAS No. 130 requires that changes in comprehensive income be reported in a financial statement. Comprehensive income is defined as all changes in equity, including net income, except those resulting from investments by and distributions to owners. SFAS No. 131 requires public companies to report selected quarterly information about business segments, including information on products and services, geographic areas and major customers, based on a management approach to reporting. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997, although SFAS No. 131 need not be applied to interim periods in the initial year of implementation. Reclassification of financial statements for prior periods will be required for comparative purposes. As these statements relate solely to disclosure requirements, their implementation will not have an affect on the Company's financial condition or results of operations.