Form 10-Q
period 1997-09-30
CPB INC
filed 1997-11-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

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

Common Stock, No Par Value;
Outstanding at November 10, 1997:  10,579,184 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
  Consolidated Balance Sheets - September 30, 1997 and
     December 31, 1996                                      F-1
  Consolidated Statements of Income - Three and nine
     months ended September 30, 1997 and 1996               F-2
  Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1997 and 1996                      F-3
  Notes to Consolidated Financial Statements                F-4

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted third quarter 1997 net income of $3.823 million, increasing by 1.8% over the $3.757 million earned in the third quarter of 1996. Net income for the first nine months of 1997 was $11.094 million, increasing by 1.9% over the $10.888 million earned in the same period in 1996. Increases in net interest income in the three and nine months ended September 30, 1997 contributed to the increase in earnings, offsetting increases of $800,000 and $1.4 million, respectively, in provision for loan losses. As of September 30, 1997, total assets of $1,442.2 million increased by $39.0 million or 2.8%, net loans of $1,024.7 million increased by $2.2 million or 0.2%, and total deposits of $1,140.9 million increased by $17.3 million or 1.5% compared with year-end 1996. On October 8, 1997, the Company's board of directors (the "Board") approved a two-for-one stock split effective November 14, 1997, on common stock outstanding as of October 20, 1997. All financial information presented in this report has been adjusted for the two-for-one stock split.

  The following table presents annualized return on average assets, annualized return on average stockholders' equity and earnings per share for the periods indicated.

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1997      1996      1997      1996

Annualized return on
  average assets              1.06%     1.11%     1.04%     1.07%

Annualized return on average
  stockholders' equity       10.30%    10.92%    10.17%    10.69%

Earnings per share            $0.36     $0.36     $1.05     $1.03

  Hawaii's economy shows little sign of recovery in the near future, with expected real growth of 1% over the next three to five years and 1.5% to 2% growth thereafter. Business failures in the first half of 1997 of 29% were ahead of the national average of 13%. Debts involved in local business failures soared from $31.6 million for the first half of 1996 to $53.3 million in 1997, a 68.9% increase. Declining real estate values helped keep inflation at 0.9%, less than half the nation's average of 2.3%. Reflecting some improvement in the economy, the unemployment rate improved to 6.1% in September 1997, from 6.5% a year earlier, still higher than the September 1997 national average of 4.7%.

  The visitor industry has sustained the economy in recent years. However, despite a 4.8% increase in visitors in September 1997 over September 1996, visitor counts during the first nine months of 1997 declined by 0.4% from 1996 levels. A $6.0 million marketing campaign launched in Japan and the recent completion of the Hawaii Convention Center are expected to contribute to additional tourism activity in the future.

  The real estate market continues to suffer from the economic downturn but has shown some signs of a turnaround. The average single-family home sales price for the first nine months of 1997 decreased 4.8% compared to the first nine months of 1996, while single-family and condominium sales volumes for the first nine months of 1997 increased by 6.8% over last year. An increase in sales activity of high-end residential properties in recent months also suggests that the real estate market has stabilized.

  Such economic conditions have had, and will likely continue to have, an adverse effect on our Company. Indicative of this economic environment, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in residential mortgage and consumer loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in 1997, future trends in bankruptcy and foreclosure filings, employment, tourism and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the rest of 1997 will depend in part on the speed, strength and duration of any economic recovery in the State of Hawaii.

  Much publicity has been given to the "Year 2000" issue and the ability of computer systems to function properly in the new millennium. The Company has conducted a comprehensive review of its computer systems to identify potential problems and develop plans to resolve those problems. In response to this situation, the Bank has undertaken a major computer system conversion project which will bring its core banking applications into the "Year 2000" compliance. Additional efforts are being made to modify or replace other noncompliant software, systems and equipment before the year 1999. Further, the Company is aware of the risks to third parties, including vendors, depositors and borrowers, and the potential adverse impact on the Company resulting from failures by these parties to adequately address the "Year 2000" problem. The Company has expended, and will continue to expend, substantial resources to address this issue on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the "Year 2000" problem will not have an adverse impact on the Company's earnings.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and nine months ended September 30, 1997 and 1996 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin".

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1997      1996      1997      1996
                                 (Dollars in thousands)

Interest income             $28,732   $25,911   $82,602   $78,225
Interest expense             11,436    10,344    33,087    31,087
  Net interest income       $17,296   $15,567   $49,515   $47,138

Net interest margin           5.07%     4.86%     4.89%     4.91%

  Interest income increased by $2.8 million or 10.9% and by $4.4 million or 5.6% in the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996, due to the higher level of earning assets held in 1997. Average interest earning assets of $1,364.5 million and $1,349.2 million for the third quarter and first nine months of 1997, respectively, increased by $83.4 million or 6.5% and $69.0 million or 5.4%, respectively, over the same periods in 1996.
The yield on interest earning assets of 8.42% for the third quarter of 1997 increased from 8.09%, and the yield of 8.16% for the nine months ended September 30, 1997 increased from 8.15% compared to same periods in 1996. Interest income and yields for the third quarter and first nine months of 1997 were bolstered by the recognition of $720,000 in interest income on the payoff of a $5.9 million nonaccrual loan.

  Interest and fees on loans increased by $1.5 million or 6.9% and $2.6 million or 3.9% in the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. Increases in average loan balances resulted in increased interest income, offsetting a $700,000 decline in loan fees for the first nine months of 1997. Interest on deposits in other banks also increased by $491,000 and $1.7 million, respectively, due to an increase in short-term investable funds held during the current year.

  Interest expense for the three and nine months ended September 30, 1997 increased by $1.1 million or 10.6% and $2.0 million or 6.4%, respectively, as compared to the same periods in 1996, due to increases in average interest-bearing liabilities of $78.9 million or 7.5% and $56.5 million or 5.4%, respectively. The average rate on interest-bearing liabilities for the third quarter of 1997 of 4.06% increased from 3.95% in 1996, while the average rate for the first nine months of 1997 as compared to the same period in 1996 increased to 3.98% from 3.94%.

  The resulting net interest income for the third quarter and first nine months of 1997 increased by $1.7 million or 11.1% and $2.4 million or 5.0%, respectively, over the same periods in 1996. Net interest margin increased to 5.07% from 4.86% in the third quarter but decreased to 4.89% from 4.91% in the first nine months of 1997 compared to the same periods in 1996. Strong competition for both loans and deposits and the uncertainty in the direction of market interest rates provide the Company with the challenge of maintaining net interest margin at its current level for the remainder of 1997.

Provision for Loan Losses
  Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding a borrower's ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management's evaluation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and historical loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by loan charge-offs, net of recoveries.

  The following table sets forth certain information with respect to the Company's allowance for loan losses as of the dates and for the periods indicated.

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1997      1996      1997      1996
                                 (Dollars in thousands)

Allowance for loan losses:
  Balance at beginning of
  period                    $19,275   $20,582   $19,436   $20,156

  Provision for loan losses   1,250       450     2,750     1,350

  Loan charge-offs:
  Commercial, financial
    and agricultural            450       114     1,064       148
  Real estate:
    Mortgage-commercial         599     1,250       867     1,250
    Mortgage-residential        167        80       367       311
    Construction                  -         -         -         -
  Consumer:
    Credit card and
     related plans              163       185       500       425
    Other consumer              116        68       480       193
  Other                           1         5         3         5
     Total loan charge-offs $ 1,496   $ 1,702   $ 3,281   $ 2,332

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1997      1996      1997      1996
                                 (Dollars in thousands)

  Recoveries:
  Commercial, financial
    and agricultural        $    21   $    81   $    30   $   101
  Real estate:
    Mortgage-commercial           -         -         -         -
    Mortgage-residential          2         -        22        29
    Construction                  -         -         -        19
  Consumer:
    Credit card and
     related plans               18        28        68        77
    Other consumer               33        23        78        62
  Other                           -         5         -         5
     Total recoveries            74       137       198       293

  Net loan charge-offs        1,422     1,565     3,083     2,039

  Balance at end of period  $19,103   $19,467   $19,103   $19,467

Annualized ratio of net
  loan charge-offs to
  average loans               0.54%     0.61%     0.39%     0.27%

  The provision for loan losses of $1.3 million and $2.8 million for the third quarter and first nine months of 1997 increased by 177.8% and 103.7%, respectively, compared to the same periods in 1996, reflecting the higher level of loan losses recognized during 1997. Net loan charge-offs of $1.4 million and $3.1 million, when expressed as an annualized percentage of average total loans, was 0.54% and 0.39%, respectively. Loan charge-offs during the third quarter of 1997 included $472,000 on a commercial mortgage and $254,000 on a commercial loan to a borrower in the hotel industry. Consumer loans comprised approximately 30% of all loans charged off during the first nine months of 1997, compared to 19% in 1996. Management believes the current level of provision for loan losses is indicative of Hawaii's stagnant economic environment over the last several years. Notwithstanding the increase in net loan charge-offs in the first nine months of 1997 compared to the same period in 1996, the Company's net loan charge-offs remained relatively low as a percentage of average loans.

  The allowance for loan losses expressed as a percentage of total loans was 1.83% at September 30, 1997, declining slightly from 1.87% at December 31, 1996. Management believes that the allowance for loan losses at September 30, 1997 was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the State of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                      September 30,   December 31,  September 30,
                               1997           1996           1996
                                    (Dollars in thousands)

Nonaccrual loans:
  Commercial, financial
    and agricultural        $ 1,192        $ 2,175        $     -
  Real estate:
    Mortgage-commercial       8,394          8,863          8,922
    Mortgage-residential      1,448          2,462          2,367
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer               81              -              -
  Other                           -              -              -
     Total nonaccrual loans  11,115         13,500         11,289

Other real estate             3,865          1,235          1,140
     Total nonperforming
       assets                14,980         14,735         12,429
Loans delinquent for 90
  days or more:
  Commercial, financial
    and agricultural          1,248          1,038          5,298
  Real estate:
    Mortgage-commercial       2,491            341          4,724
    Mortgage-residential      5,795          4,366          6,092
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans               94            104            118
    Other consumer              414            455            398
  Other                           -              9              -
     Total loans delinquent
       for 90 days or more  $10,042        $ 6,313        $16,630

                      September 30,   December 31,  September 30,
                               1997           1996           1996
                                      (Dollars in thousands)

Restructured loans still
  accruing interest:
  Commercial, financial
    and agricultural        $   125        $ 1,723        $     -
  Real estate:
    Mortgage-commercial       2,571         11,095              -
    Mortgage-residential          -              -              -
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer                -              -              -
  Other                           -              -              -
     Total restructured
       loans still accruing
       interest               2,696         12,818              -

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest             $27,718        $33,866        $29,059

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                      1.43%          1.41%          1.21%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans
  and other real estate       2.39%          2.02%          2.82%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of loans
  and other real estate       2.65%          3.25%          2.82%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $27.7 million at September 30, 1997, decreasing by $6.1 million or 18.2% from year-end 1996. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the State of Hawaii. Nonaccrual loans of $11.1 million included one unsecured commercial loan of $1.0 million, three large commercial mortgage loans and several residential mortgage loans. Other real estate of $3.9 million at September 30, 1997 included a $1.3 million condominium unit, a $1.5 million residence and several other residential properties. Loans delinquent for 90 days or more and still accruing interest totaled $10.0 million at September 30, 1997, increasing by $3.7 million or 59.1% from year-end 1996. Increases in delinquencies were attributable primarily to a $2.4 million mortgage on a residential complex on the island of Oahu and a $1.8 million commercial loan secured by various commercial and residential properties. Impaired loans at September 30, 1997 totaled $13.3 million and included all nonaccrual and restructured loans greater than $500,000, as well as the $1.8 million delinquent loan discussed above. The allowance for loan losses allocated to impaired loans amounted to $2.6 million at September 30, 1997.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, a further decline in general economic conditions may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income in the third quarter of 1997 of $2.8 million increased by $59,000 or 2.2% over the third quarter of 1996. Total other operating income for the first nine months of 1997 totaling $8.0 million increased by $19,000 or 0.2% from the same period in 1996. Increases in trust fees and service charges on deposits combined to offset declines in foreign exchange fees and earnings of unconsolidated subsidiaries.

Other Operating Expense
  Total other operating expense of $12.4 million for the third quarter of 1997 increased by $866,000 or 7.5% over the same period in 1996. This increase was attributed to a combination of accruals related to the Bank's incentive compensation programs and a profitability enhancement project.

  Total other operating expense of $36.2 million for the first nine months of 1997 increased by $657,000 or 1.8% over the same period in 1996. In addition to the abovementioned expenses, increased write-downs and operating expenses related to other real estate owned contributed to the increase in other operating expenses.

Income Taxes
  The effective tax rate for the third quarter and first nine months of 1997 was 37.95% and 38.73%, respectively, compared with the previous year's rates of 39.51% and 39.63%, respectively.
The decrease in tax rates for 1997 resulted from an increase in tax-exempt investments and loans held during 1997.

Financial Condition

  Total assets at September 30, 1997 of $1,442.2 million increased by $39.0 million or 2.8% from December 31, 1996. Investment securities of $286.5 million increased by $46.0 million or 19.1%, and net loans of $1,024.7 million increased by $2.2 million or 0.2%. This asset growth was funded primarily through an increase in deposits and borrowings from the Federal Home Loan Bank of Seattle which are included in long-term debt.

  Total deposits at September 30, 1997 of $1,140.9 million increased by $17.3 million or 1.5% over year-end 1996. Noninterest-bearing deposits of $151.9 million decreased by $16.3 million or 9.7%, while interest-bearing deposits of $989.0 million increased by $33.6 million or 3.5%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 1997 of $842.7 million decreased by $16.5 million or 1.9% during the first nine months of 1997, while time deposits of $100,000 or more of $298.2 million increased by $33.8 million or 12.8%. The decrease in core deposits reflected declines of $6.5 million in business checking accounts and $5.3 million in personal savings accounts. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $149.1 million at September 30, 1997 increased by $8.2 million or 5.8% from December 31, 1996. When expressed as a percentage of total assets, stockholders' equity increased to 10.34% at September 30, 1997, compared to 10.04% at December 31, 1996. On September 15, 1997, the Board declared a third quarter cash dividend of $0.12 per share, bringing total dividends declared to $0.36 per share for the first nine months of 1997, consistent with the dividends declared during the same period in 1996. Dividends declared in the first nine months of 1997 totaled $3,801,000 compared with $3,792,000 in the first nine months of 1996. The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

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

                           Required         Actual         Excess

At September 30, 1997:
  Tier I risk-based
     capital ratio            4.00%         12.41%          8.41%
  Total risk-based
     capital ratio            8.00%         13.66%          5.66%
  Leverage capital ratio      4.00%         10.31%          6.31%

At December 31, 1996:
  Tier I risk-based
     capital ratio            4.00%         12.10%          8.10%
  Total risk-based
     capital ratio            8.00%         13.35%          5.35%
  Leverage capital ratio      4.00%         10.28%          6.28%

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

                           Required         Actual         Excess

At September 30, 1997:
  Tier I risk-based
     capital ratio            6.00%         11.57%          5.57%
  Total risk-based
     capital ratio           10.00%         12.83%          2.83%
  Leverage capital ratio      5.00%          9.61%          4.61%


At December 31, 1996:
  Tier I risk-based
     capital ratio            6.00%         11.27%          5.27%
  Total risk-based
     capital ratio           10.00%         12.53%          2.53%
  Leverage capital ratio      5.00%          9.60%          4.60%

Asset-Liability Management and Liquidity

  The Company's asset-liability management policy and liquidity position are discussed in the 1996 Annual Report to Shareholders.
No significant changes in either have occurred during the nine months ended September 30, 1997.

Item 3.   Quantitative and Qualitative Disclosures About Market
  Risk

  Not applicable.


PART II.  OTHER INFORMATION

Item 1 and Items 3 to 5.

  Item 1 and Items 3 to 5 are omitted pursuant to instructions to Part II.

Item 2. Changes in Securities

  (a) On October 8, 1997, the "Board" approved a two-for-one stock split(the "Stock Split") of its common stock effected by an amendment (the "Articles Amendment") to its Restated Articles of Incorporation filed on October 20, 1997 (the "Effective Date"). After giving effect to the Stock Split, the shares outstanding increased from approximately 5,289,592 to 10,579,184. Distribution of the additional shares as a result of the Stock Split will occur on November 14, 1997 to shareholders of record as of the Effective Date. The Articles Amendment also increased the authorized shares of Common Stock from 25,000,000 to

50,000,000 shares. As a result of the Stock Split, the "Board" authorized certain adjustments to the shares of common stock reserved for issuance under the Company's 1986 Stock Option Plan, 1997 Stock Option Plan and outstanding warrants. See note 2 of the Company's unaudited financial statements on page F-4.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On October 20, 1997, the Company filed a Report on
               Form 8-K announcing the two-for-one stock split.
               The Company filed no reports on Form 8-K during the third quarter of 1997.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date: November 13, 1997     /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date: November 13, 1997     /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                          September 30,   December 31,
(Dollars in thousands, except per share data)                      1997           1996

ASSETS
Cash and due from banks                                      $   39,173     $   55,534
Interest-bearing deposits in other banks                         23,564         26,297
Investment securities:
  Held to maturity, at cost (fair value of $145,015
     at September 30, 1997 and $109,288 at December 31, 1996)   144,546        109,244
  Available for sale, at fair value                             141,944        131,214
     Total investment securities                                286,490        240,458

Loans                                                         1,043,820      1,041,976
  Less allowance for loan losses                                 19,103         19,436
     Net loans                                                1,024,717      1,022,540

Premises and equipment                                           24,929         25,072
Accrued interest receivable                                       9,815          8,674
Investment in unconsolidated subsidiaries                         7,155          6,902
Due from customers on acceptances                                    77          1,162
Other real estate owned                                           3,865          1,235
Other assets                                                     22,405         15,291

     Total assets                                            $1,442,190     $1,403,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $  151,899     $  168,170
  Interest-bearing deposits                                     989,003        955,444
     Total deposits                                           1,140,902      1,123,614
Short-term borrowings                                             6,500          5,427
Long-term debt                                                  128,197        115,840
Bank acceptances outstanding                                         77          1,162
Other liabilities                                                17,421         16,240

     Total liabilities                                        1,293,097      1,262,283

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                              -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 10,571,688 shares at September
     30, 1997, and 10,537,748 shares at December 31, 1996         6,607          6,586
  Surplus                                                        45,799         45,481
  Retained earnings                                              96,698         89,405
  Unrealized loss on investment securities,
     net of taxes                                                   (11)          (590)

     Total stockholders' equity                                 149,093        140,882

     Total liabilities and stockholders' equity              $1,442,190     $1,403,165

Book value per share                                             $14.10         $13.12


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         Three Months Ended          Nine Months Ended
(Dollars in thousands,                        September 30,              September 30,
except per share data)                       1997      1996             1997      1996

Interest income:
  Interest and fees on loans              $23,571   $22,059          $68,440   $65,844
  Interest and dividends on
     investment securities:
     Taxable interest                       3,831     3,426           10,681    11,148
     Tax-exempt interest                      246        32              399       112
     Dividends                                312       288              863       819
  Interest on deposits in other banks         534        43            1,784       134
  Interest on Federal funds sold                3         -                3        -
     Total interest income                 28,497    25,848           82,170    78,058

Interest expense:
  Interest on deposits                      9,572     8,709           27,596    26,484
  Interest on short-term borrowings            80       113              215       437
  Interest on long-term debt                1,784     1,522            5,276     4,166

     Total interest expense                11,436    10,344           33,087    31,087

     Net interest income                   17,061    15,504           49,083    46,971
Provision for loan losses                   1,250       450            2,750     1,350
Net interest income after
       provision for loan losses           15,811    15,054           46,333    45,621

Other operating income:
  Service charges on deposit accounts         792       715            2,224     2,088
  Other service charges and fees            1,448     1,399            4,157     4,160
  Trust income                                121        97              310       223
  Equity in earnings of
     unconsolidated subsidiaries              107       207              368       423

  Fees on foreign exchange                    169       216              556       684
  Investment securities losses                  -         -                -        (6)
  Other                                       144        88              370       394

     Total other operating income           2,781     2,722            7,985     7,966

Other operating expense:
  Salaries and employee benefits            6,415     6,182           19,178    19,170
  Net occupancy                             1,613     1,735            4,861     4,939
  Equipment                                   666       645            1,993     2,002
  Other                                     3,737     3,003           10,178     9,442

     Total other operating expense         12,431    11,565           36,210    35,553

     Income before income taxes             6,161     6,211           18,108    18,034
Income taxes                                2,338     2,454            7,014     7,146

     Net income                           $ 3,823   $ 3,757          $11,094   $10,888

Per common share:
  Net income                              $  0.36   $  0.36          $  1.05   $  1.03
  Cash dividends declared                 $  0.12   $  0.12          $  0.36   $  0.36

Weighted average shares outstanding
  (in thousands)                           10,554    10,535           10,547    10,528


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended
                                                   September 30,
(Dollars in thousands)                            1997      1996

Cash flows from operating activities:
  Net income                                   $11,094   $10,888
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                   2,750     1,350
     Provision for depreciation and
       amortization                              2,041     2,034
     Net amortization and accretion of
       investment securities                       269       802
     Net loss on investment securities               -         6
     Federal Home Loan Bank stock
       dividends received                         (863)     (819)
     Net change in loans held for sale           3,800    (3,909)
     Deferred income tax expense                 1,065       788
     Equity in earnings of unconsolidated
       subsidiaries                               (368)     (423)
     (Increase) decrease in accrued interest
       receivable, other real estate
       owned and other assets                   (8,878)    3,376
     Increase in accrued interest payable
       and other liabilities                       930       261

       Net cash provided by operating
          activities                            11,840    14,354

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           30,993    37,838
  Purchases of investment securities
     held to maturity                          (66,505)  (15,000)
  Proceeds from sales, maturities and
     calls on investment securities
     available for sale                         37,358    46,976
  Purchases of investment securities
     available for sale                        (46,321)  (33,092)
  Net increase in interest-bearing
     deposits in other banks                    (2,733)   (2,145)
  Net loan originations                        (11,936)  (36,632)
  Proceeds from disposal of premises
     and equipment                                   3        16
  Purchases of premises and equipment           (1,901)   (1,939)
  Distributions from unconsolidated
     subsidiaries                                  265         -
  Investment in unconsolidated
     subsidiaries                                 (150)        -

       Net cash used in investing
          activities                           (60,927)   (3,988)

Cash flows from financing activities:
  Net increase (decrease) in deposits           17,288   (37,842)
  Proceeds from long-term debt                  34,000    50,000
  Repayments of long-term debt                 (21,643)  (25,588)
  Net increase (decrease)in short-term
     borrowings                                  1,073      (998)
  Cash dividends paid                           (3,797)   (3,787)
  Proceeds from sale of common stock               339       159

       Net cash provided by (used in)
          financing activities                  27,260   (18,056)

       Net decrease in cash and cash
          equivalents                          (16,361)   (7,690)

Cash and cash equivalents:
  At beginning of period                        55,534    50,274
  At end of period                             $39,173   $42,584

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $32,497   $31,211
  Cash paid during the period
     for income taxes                          $ 7,700   $ 4,470

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $ 3,209   $   350


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1996.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

  The results of operations for the three and nine months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Two-For-One Stock Split

  On October 8, 1997, the "Board" declared a two-for-one split of CPB Inc. common stock (the "Stock Split"). Each shareholder receives one additional share of common stock for each share owned as of October 20, 1997, the record date. Payment date is November 14, 1997. Based on the 5,289,592 shares of CPB Inc. common stock outstanding as of the record date, the Stock Split would double the number of outstanding shares of 10,579,184 after the payment date. Authorized shares will double to 50,000,000 shares.

  The Company's 1997 Stock Option Plan, which was approved by its shareholders in 1997, authorizes the granting of a maximum of 500,000 shares to participants. After adjustment for the Stock Split, said shares total 1,000,000 of which 253,400 shares were granted as of September 30, 1997, none of which were exercisable.

  The Company's 1996 Stock Option Plan expired in 1996. Options granted from the plan which were exercisable at September 30, 1997 totaled 262,086 shares after adjustment for the Stock Split.

  The Company's share purchase agreement with The Sumitomo Bank, Ltd. ("Sumitomo") provides Sumitomo the opportunity to purchase an amount of securities which will allow it to maintain its 13.734% level of ownership of the Company's capital stock. As of September 30, 1997, pursuant to this share purchase agreement, the Company has issued warrants giving Sumitomo the right to purchase 32,380 shares, after adjustment for the Stock Split. Further explanation of the share purchase agreement is presented in "Certain Transactions" on page 14 of the Company's Proxy Statement for its Annual Meeting of Shareholders which was held on April 22, 1997.

  The financial statements presented in this Form 10-Q as of and for the three and nine months ended September 30, 1997 and 1996, reflect the effects of the Stock Split.

3.  Accounting Pronouncements

  In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control, distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 to transactions occurring after December 31, 1997. In January 1997, the Company implemented those provisions of SFAS No. 125 which were not subject to deferral by SFAS No. 127. However, servicing assets were deemed immaterial, and accordingly, no disclosures will be made, as permitted by SFAS No. 125. Further, the Company does not expect the future application of SFAS No. 125 to the transactions covered under SFAS No. 127 to have a material impact on the Company's consolidated financial condition, results of operations or liquidity.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 simplifies the calculation of earnings per share and revises related disclosure requirements. SFAS No. 129 consolidates existing guidance relating to an entity's capital structure. SFAS No. 128 is effective for interim periods and fiscal years ending after December 15, 1997. Earlier application is not permitted. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of these statements is not expected to be material on the Company's financial condition, results of operations or liquidity.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that changes in comprehensive income be reported in a financial statement. Comprehensive income is defined as all changes in equity, including net income, except those resulting from investments by and distributions to owners. SFAS No. 131 requires public companies to report selected quarterly information about business segments, including information on products and services, geographic areas and major customers, based on a management approach to reporting. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997, although SFAS No. 131 need not be applied to interim periods in the initial year of implementation. Reclassification of financial statements for prior periods will be required for comparative purposes. As these statements relate solely to disclosure requirements, their implementation will not have an affect on the Company's financial condition or results of operations or liquidity.