Form 10-Q/A
period 1997-09-30
CPB INC
filed 1997-11-20
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

                              CPB INC.
                              (Registrant)



  Date: November 19, 1997     /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date: November 19, 1997     /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

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

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended
                                                   September 30,
(Dollars in thousands)                            1997      1996

Cash flows from operating activities:
  Net income                                   $11,094   $10,888
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                   2,750     1,350
     Provision for depreciation and
       amortization                              2,041     2,034
     Net amortization and accretion of
       investment securities                       269       802
     Net loss on investment securities               -         6
     Federal Home Loan Bank stock
       dividends received                         (863)     (819)
     Net change in loans held for sale           3,800    (3,909)
     Deferred income tax expense                 1,065       788
     Equity in earnings of unconsolidated
       subsidiaries                               (368)     (423)
     (Increase) decrease in accrued interest
       receivable, other real estate
       owned and other assets                   (8,878)    3,376
     Increase in accrued interest payable
       and other liabilities                       930       261

       Net cash provided by operating
          activities                            11,840    14,354


Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           30,993    37,828
  Purchases of investment securities
     held to maturity                          (66,505)  (15,000)
  Proceeds from sales, maturities and
     calls on investment securities
     available for sale                         37,358    46,976
  Purchases of investment securities
     available for sale                        (46,321)  (33,092)
  Net decrease (increase) in interest-
     bearing deposits in other banks             2,733    (2,145)
  Net loan originations                        (11,936)  (36,632)
  Proceeds from disposal of premises
     and equipment                                   3        16
  Purchases of premises and equipment           (1,901)   (1,939)
  Distributions from unconsolidated
     subsidiaries                                  265         -
  Investment in unconsolidated
     Subsidiaries                                 (150)        -

       Net cash used in investing
          activities                           (55,461)   (3,988)


Cash flows from financing activities:
  Net increase (decrease) in deposits           17,288   (37,842)
  Proceeds from long-term debt                  34,000    50,000
  Repayments of long-term debt                 (21,643)  (25,588)
  Net increase (decrease) in short-term
     borrowings                                  1,073      (998)
  Cash dividends paid                           (3,797)   (3,787)
  Proceeds from sale of common stock               339       159

       Net cash provided by (used in)
          financing activities                  27,260   (18,056)

       Net decrease in cash and cash
          equivalents                          (16,361)   (7,690)

Cash and cash equivalents:
  At beginning of period                        55,534    50,274
  At end of period                             $39,173   $42,584

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $32,497   $31,211
  Cash paid during the period
     for income taxes                          $ 7,700   $ 4,470

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $ 3,209   $   350


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

  The Company's share purchase agreement with The Sumitomo Bank, Ltd. ("Sumitomo") provides Sumitomo the opportunity to purchase an amount of securities which will allow it to maintain its 13.734% level of ownership of the Company's capital stock. As of September 30, 1997, pursuant to this share purchase agreement, the Company has issued warrants giving Sumitomo the right to purchase 34,148 shares, after adjustment for the Stock Split. Further explanation of the share purchase agreement is presented in "Certain Transactions" on page 14 of the Company's Proxy Statement for its Annual Meeting of Shareholders which was held on April 22, 1997.

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