Form 10-K405
period 1997-12-31
CPB INC
filed 1998-03-30
CIK 701347

As filed with the Securities and Exchange Commission on March 30, 1998

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
Mark One
           [x]  Annual Report Pursuant to Section 13 or 15(d) of the
                Securities
                Exchange Act of 1934
                For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of February 27, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $156,168,000.

         Number of shares of common stock of the registrant outstanding as of February 27, 1998: 10,585,184 shares

         The following documents are incorporated by reference herein:

                                             Part of
                                             Form 10-K
                                             Into Which
Document Incorporated                        Incorporated
-------------------------------------        ---------------

1997 Annual Report to Shareholders           Parts II and IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders which
will be filed within 120 days of the
fiscal year ended December 31, 1997          Part III


                             PART I.
ITEM 1.  BUSINESS

Organization

        CPB Inc. (the "Company") is a Hawaii corporation organized on February 1, 1982 pursuant to a Plan of Reorganization and Agreement of Merger as a bank holding company and is subject to the Bank Holding Company Act of 1956, as amended. The Company's principal business is to serve as a holding company for its subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. Based on total consolidated assets at December 31, 1997, the Company was the third largest bank holding company in Hawaii.

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

         In 1998, the Bank established CPB Real Estate, Inc. as a Real Estate Investment Trust ("REIT") to acquire and hold stable, long-term real estate related assets including participation interests in residential mortgage loans and commercial real estate loans and mortgage-backed securities. An application and notice to form the REIT as an operating subsidiary of the Bank was filed with the Hawaii Commissioner of Financial Institutions (the "Hawaii Commissioner") on January 8, 1998, and a similar notice was filed with the Regional Director of the Federal Deposit Insurance Corporation ("FDIC") on that same date. Approval from the Hawaii Commissioner of Financial Institutions was issued on February 20, 1998, and a "no-objection" letter was issued by the FDIC on February 17, 1998. On February 25, 1998, the Executive Committee of the Bank approved, confirmed, and ratified the establishment and formation of the REIT. On March 2, 1998, the Bank transferred its interest in $518.9 million of real estate loans and mortgage-backed securities to the REIT in exchange for 100% of the issued and outstanding common stock of the REIT.

         The Company also owns 49% of Trans-Pacific Mortgage Group LLC. Trans-Pacific Mortgage Group LLC was formed to enhance the Company's market penetration in the residential mortgage business.

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

  Market Area and Competition

         The Bank competes in the financial services industry mainly targeting retail and small to midsized businesses. The market is highly competitive with

6 commercial banks, 4 savings and loans as well as numerous credit unions and finance companies operating in the State of Hawaii. The two largest banks in the state are pursuing aggressive strategies to increase market share and to deliver new services. Pacific Century Financial Corporation had $15.0 billion in total assets at year end 1997. Bank of Hawaii, one of its subsidiary banks, maintains approximately 58% of the assets held by banks in the State of Hawaii.

         First Hawaiian, Inc. is the second largest bank holding company with $8.1 billion in assets at year end 1997. First Hawaiian Bank, the subsidiary bank, has approximately a 30% share of the commercial banking market in Hawaii.

         American Savings Bank, a subsidiary of Hawaiian Electric Industries, Inc., held $5.4 billion in assets at year end 1997, following the acquisition during 1997 of most of the assets of Bank of America-Hawaii, which had purchased Honolulu Federal Savings and Loan in 1992 and Liberty Bank in 1994.

          Central Pacific Bank is the third largest commercial bank maintaining market share of close to 7%. At $1.5 billion in assets, The Bank is building its position in the marketplace as a local community bank which is large enough to provide a wide range of banking services and yet, small enough to deliver personalized service. Bank of Hawaii and First Hawaiian Bank tend to lead the market with respect to new products and pricing. Central Pacific Bank offers a full range of banking services to small- and medium-sized businesses, professionals and individuals. Banking services include a variety of deposit, loans, personal trust and other proven products and services. The Bank also remains competitive with pricing and superior service levels.

         The Bank has a distribution network of 26 branches and a strong capital base to provide for expansion opportunities in our quest to better serve our community. With recent consolidation in the financial services industry, competition has intensified. The larger institutions are very focused in the business banking and personal banking areas, while leveraging their large branch and electronic banking networks to attract retail customers.

         The Bank faces substantial competition for deposits and loans throughout its market areas. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as investment and international banking services, which the Bank does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. See "ITEM 1. BUSINESS - Economic Conditions, Government Policies, Legislation and Regulation."

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

         The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

         The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

         From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "Item 1. Business - Supervision and Regulation."

SUPERVISION AND REGULATION

     GENERAL

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

     THE COMPANY

     The Company, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file with the Federal Reserve Board quarterly, semi-annual and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "--Capital Standards."

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

     The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

     THE BANK

     The Bank, as a Hawaii state-chartered bank, is subject to primary supervision, periodic examination, and regulation by the Hawaii Commissioner and the Federal Deposit Insurance Corporation ("FDIC"). If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a Hawaii state-chartered bank would result in a revocation of the Bank's charter. The Hawaii Commissioner has many of the same remedial powers. The Bank has never been subject to any such actions by the FDIC or the Hawaii Commissioner.

     Various requirements and restrictions under the laws of the State of Hawaii and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "--Capital Standards."

     DIVIDENDS AND OTHER TRANSFERS OF FUNDS

     The Company is a legal entity separate and distinct from the Bank and its subsidiary. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Hawaii law provides that a state-chartered bank may not declare or pay any dividend in an amount greater than its undivided profits then on hand, deducting therefrom all losses; all debts, unless the same are well secured, in which interest for a period of one year is unpaid and debts upon which final judgment has been recovered but has been for more than one year unsatisfied and on which interest for a period of one year is unpaid, unless the same are well secured; all assets which a banking examiner may have required to be charged off; and all expenses, interest, taxes, and depreciation. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $101.3 million at December 31, 1997.

     The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "--Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "--Capital Standards" for a discussion of these additional restrictions on capital distributions.

     The Bank is subject to certain restrictions imposed by state and federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities of its affiliates, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by collateral having a market value equal to the amount required by law. Further, the appropriate amount of covered transactions of the Bank with any affiliate is limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, as to all affiliates, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item
1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

     CAPITAL STANDARDS

     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

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

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1997.



                                                              As of December 31, 1997
                                 ----------------------------------------------------------------------------------
                                          Actual                    Required                       Excess
                                 ----------------------          -------------------         ----------------------
                                  Amount          Ratio          Amount        Ratio         Amount          Ratio
                                 --------        ------          -------       -----         ------          ------
                                                               (Dollars in thousands)
Leverage ratio  . . . . . .      $141,405         9.72%          $58,187         4.0%        $83,218           5.72%

Tier 1 risk-based ratio . .       141,405        11.63            48,634         4.0          92,771           7.63

Total risk-based ratio  . .       156,652        12.88            97,268         8.0          59,384           4.88


     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1997.



                                                             As of December 31, 1997
                               -----------------------------------------------------------------------------------
                                       Actual                        Required                       Excess
                               ----------------------          --------------------        -----------------------
                                Amount         Ratio            Amount       Ratio          Amount          Ratio
                               --------        ------          -------       ------        --------         ------
                                                              (Dollars in thousands)
Leverage ratio  . . . . . .    $151,575        10.41%          $58,252         4.0%        $ 93,323          6.41%

Tier 1 risk-based ratio . .     151,575        12.45            48,682         4.0          102,893          8.45

Total risk-based ratio  . .     166,837        13.71            97,365         8.0           69,472          5.71






     PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1997, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

     A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed two-percent of the bank's total assets. Federal guidelines generally define "tangible equity" as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

     SAFETY AND SOUNDNESS STANDARDS

     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

     PREMIUMS FOR DEPOSIT INSURANCE

     The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1997, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     INTERSTATE BANKING AND BRANCHING

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     In April 1995, the Hawaii legislature enacted legislation to make necessary changes to Hawaii law to harmonize it with the interstate banking legislation passed by Congress. Currently, Hawaii's Interstate Banking Law provides that out-of-state banks may establish branches in Hawaii by merger, subject to certain limitations. However, an out-of-state bank that does not operate a branch in Hawaii may not acquire a branch or establish one de novo. In addition, foreign banks may establish "wholesale" branches and agencies in Hawaii; provided, however, that such banks may not accept retail deposits of less than $100,000 from individuals who are U.S. citizens or residents. These changes are likely to increase competition in the Company's market areas, especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted August 25, 1997, the Bank was rated outstanding in complying with its CRA obligations.

     YEAR 2000 COMPLIANCE

     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the Year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 problem. The federal banking agencies intend to conduct Year 2000 compliance examinations, and the failure to implement a Year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when analyzing applications and may deny an application based on Year 2000 related issues.

     The Company has evaluated its computer systems to assess the nature and extent of Year 2000 problems. The Company is currently converting its major banking hardware and software systems to a new integrated banking system which is scheduled for installation in mid-1998. The conversion is expected to solve a substantial part of the Bank's Year 2000 problem. This system and all other computer-based systems are scheduled to be fully tested and certified for Year 2000 compliance by the end of 1998. Additionally, the Company is communicating with external entities, including vendors and customers, to ensure that they are Year 2000 compliant. Expentitures related to the new integrated banking system are expected to be capitalized and amortized over their respective useful lives. Expenditures related to the Company's technical staff, which are being expensed during the period incurred, and other expenditures of addressing the Year 2000 issue are not expected to be material.

     ACCOUNTING CHANGES

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.
Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company effective January 1, 1996 and which management of the Company determined had no material impact on the Company's results of operations or financial position. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This Statement also provides additional guidance on these types of transactions. The Company adopted those provisions of SFAS No. 125 which were not subject to deferral by SFAS No. 127 on January 1, 1997. Servicing assets were deemed immaterial and, accordingly, no disclosures were required, as permitted by SFAS No. 125. Further, the Company does not expect that the future application of SFAS No. 125 to the transactions covered under SFAS No. 127 will have a material impact on the Company's consolidated financial statements.

     In August 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Adoption of the statement in December 1997 did not have a material impact on the Company's results of operations or financial position.

     In August 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Adoption of the the statement in December 1997 did not have a material impact on the Company's results of operations or financial position.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The application of SFAS No. 130, effective January 1, 1998 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders.
The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The application of SFAS No. 131, effective January 1, 1998, is not expected to have a material impact on the Company's consolidated financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when SFAS Nos. 87, 88 and 106 were issued. The application of SFAS No. 132, effective from January 1, 1998, is not expected to have a material impact on the consolidated financial statements.

     Certain amounts in the consolidated financial statements and notes thereto for the previous two years have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

Employees

         At February 27, 1998, the Company employed 610 persons, 597 on a full-time basis and 13 on a part-time basis. Management of the Company believes that it has favorable employee relations.
The Company is not a party to any collective bargaining agreement.


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

Loan Portfolio

          Total loans decreased to $1,041.0 million at December 31, 1997, compared with $1,042.0 million at the end of 1996, and $990.4 million at the end of 1995. Increases in loan volumes were recorded in the real estate - mortgage - commercial and commercial, financial and agricultural loan categories, which was offset by declines in real estate-mortgage residential and consumer loans.

         The Bank emphasizes residential and commercial mortgage loans, business loans to middle-market companies and professionals and consumer loans. Its marketing strategy for generating new loans includes a business calling program which requires officers at all levels to make client development visits to local businesses each month. In addition, the Bank uses television, radio, print and direct mail marketing.

         A significant portion of the Bank's loan portfolio is secured by real estate. Management believes that the Bank's underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. However, due to the slowdown in the Hawaiian economy, delinquencies and charge-offs during 1997 increased over the previous year. Continued recessionary conditions in Hawaii may further negatively impact the Bank's real estate collateral and adversely impact the level of nonperforming loans and provision for loan losses in the future. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses," "-- Nonperforming Assets" and "-- Financial Condition."

         At December 31, 1997, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

         The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I.  Loans by Categories



                                           December 31,
                     ---------------------------------------------------------
                        1997        1996         1995       1994        1993
                     ---------   ----------   ----------  ---------  ---------
                                     (Dollars in thousands)


Commercial,
  financial
  and agricultural   $146,779    $141,735     $165,292     $211,257   $237,861

Real estate --
  construction         45,082      43,520       47,853       52,811     41,572

Real estate --
  mortgage --
  residential         331,347     347,608      341,229      332,073    317,357

Real estate --
  mortgage --
  commercial          449,417     430,682      368,772      328,979    280,385

Consumer               68,398      78,431       67,210       66,848     68,593
                   ----------  ----------     --------     --------   --------
Total loans         1,041,023   1,041,976      990,356      991,968    945,768

Allowance for
  loan losses          19,164      19,436       20,156       18,296     17,131
                   ----------  ----------     --------     --------   --------
    Net loans      $1,021,859  $1,022,540     $970,200     $973,672   $928,637
                   ----------  ----------     --------     --------   --------
                   ----------  ----------     --------     --------   --------


      Commercial, Financial and Agricultural. Loans in this category consist primarily of small and middle-market businesses and professionals located in Hawaii. The Bank typically looks to the borrower's business as the principal source of repayment, although the Bank's underwriting policy generally requires additional sources of collateral, including real estate. Because the Bank has maintained its underwriting standards during the recent periods of recession and slow growth in the local economy, there are fewer lending opportunities which meet the Bank's underwriting criteria. Because of that and competition among financial institutions for loans, commercial loan volumes have declined during the past several years, from $237.9 million at December 31, 1993 to $146.8 million at December 31, 1997.

         Real Estate - Construction. Real estate - construction loans increased to $45.1 million at the end of 1997, from $43.5 million at the end of 1996 and $47.9 million at the end of 1995. The majority of the construction loans provided by the Bank in this category were used for residential development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

     Real estate - mortgage - residential. Residential mortgage loans of $331.3 million are comprised primarily of adjustable rate one-to-four family first mortgages. In general, the Bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 1997 totaled $8.7 million.

          Home equity lines of credit of $88.6 million, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

         Real Estate - Mortgage - Commercial. The major components of the Bank's portfolio of commercial, industrial and other mortgage loans at December 31, 1997 included $158.4 million for stores and offices, $49.8 million for warehouses and industrial buildings, and $34.3 million for apartment buildings with 5 or more units.

         The following table sets forth certain information with respect to the composition of the Bank's Real Estate - Mortgage loan portfolio as of the dates indicated.


Table II.  Mortgage Loan Portfolio Composition




                                                         December 31,
                        1997                 1996             1995                1994               1993
                 Amount   Percent   Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
                 --------  -------  --------  -------  --------  -------   --------  -------  --------  -------
                                                    (Dollars in thousands)
Residential:
  1-4 units      $323,283   41.4%   $341,890   43.9%   $335,345   47.2%    $328,282    49.7%   $309,458   51.8%
  5 or more
  units             8,064    1.0       5,718    0.7       5,884    0.8        3,791     0.6       7,899    1.3
Commercial,
 industrial
 and other        449,417   57.6     430,682   55.4     368,772   52.0      328,979    49.7     280,385   46.9
                 --------  ------   --------  ------   --------- ------    --------   ------   --------  ------

  Total          $780,764  100.0%   $778,290  100.0%   $710,001  100.0%    $661,052   100.0%   $597,742  100.0%
                 --------  ------   --------  ------   --------- ------    --------   ------   --------  ------
                 --------  ------   --------  ------   --------- ------    --------   ------   --------  ------


     Consumer Loans. The following table sets forth the primary components of the Bank's Consumer loan portfolio as of the dates indicated.

Table III.  Consumer Loan Portfolio Composition



                                                           December 31,
                       1997               1996                1995                1994                1993
                  Amount  Percent    Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
                 -------- -------   --------  -------   --------  -------   --------  -------  --------  -------
                                                     (Dollars in thousands)
Automobile        $25,874   37.8%    $35,424   45.2%   $26,368     39.2%      $27,786   41.6%    $26,357   38.4%
Credit cards
 and related
 plans             26,058    38.1     23,989   30.6     22,151      33.0       19,612    29.3     19,626   28.6
Other              16,466    24.1     19,018   24.2     18,691      27.8       19,450    29.1     22,610   33.0
                 --------  ------   --------  -----    --------  -------     --------  ------    -------- ------

  Total           $68,398  100.0%    $78,431  100.0%    $67,210   100.0%      $66,848  100.0%     $68,593  100.0%
                 --------  ------   --------  -----    --------  -------     --------  ------    -------- ------
                 --------  ------   --------  -----    --------  -------     --------  ------    -------- ------


         Automobile loans, comprised primarily of indirect dealer loans, were $25.9 million or 37.8% of the Consumer loan portfolio in 1997. This figure includes $25.0 million in indirect automobile loans.

         Credit cards and related plans have increased steadily over the past two years, following a national trend toward increased consumer debt. However, stagnation of the Hawaii economy has resulted in an increase in personal bankruptcies and consequently consumer loan losses. As detailed in Table VI, net charge-offs on consumer loans have increased by 45.9% over 1996 levels, which increased by 58.7% over 1995 net charge-offs. In response to rising delinquency and loss rates, the Bank has discontinued the practice of extending pre-approved credit on consumer loans and has provided additional resources to supplement collection efforts.

Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 1997. The table excludes real estate loans (other than construction loans) and consumer loans.


Table IV.  Maturity Distribution of Commercial and Construction Loans


                                            Maturing
                              ------------------------------------
                                           Over one
                              One year     through       Over
                              or less      five years    five years  Total
                              --------     ----------    ----------  ---------
                                        (Dollars in thousands)

Commercial, financial
  and agricultural             $75,553      $42,978      $28,248    $146,779

Real estate --
 construction                   30,207       11,164        3,711      45,082
                               -------      -------      -------    --------
Total                         $105,760      $54,142      $31,959    $191,861
                               =======      =======      =======    ========


         The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans


                               Maturing
                       ----------------------
                       Over one
                       through     Over
                       five years  five years     Total
                       ----------  ----------   ----------
                             (Dollars in thousands)

With fixed
  interest rates       $12,259     $12,447      $24,706

With variable
  interest rates        41,882      19,512       61,000
                       -------     -------      -------
Total                  $54,141     $31,959      $85,706
                       =======     =======      =======


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

          During 1997, $3.5 million was provided for loan losses compared to $2.5 million in 1996 and $3.3 million in 1995. In 1997, the Bank experienced net charge-offs of $3.8 million, compared with net charge-offs of $3.2 million in 1996 and $1.4 million in 1995. The allowance for loan losses at December 31, 1997 was $19.2 million, compared to $19.4 million at December 31, 1996 and $20.2 million at December 31, 1995. The ratio of allowance for loan losses to total loans was 1.84%, 1.87% and 2.04% at December 31, 1997, 1996 and 1995, respectively.

         Management believes that the allowance for loan losses at December 31, 1997 was adequate to absorb known and inherent risks in the portfolio.
However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-- Provision and Allowance for Loan Losses" and "-- Nonperforming Assets."

         The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI.  Allowance for Loan Losses


                                  Year ended December 31,
                         1997        1996         1995        1994      1993
                     -----------  -----------  ----------   --------  ---------
                                    (Dollars in thousands)
Average amount of
 loans outstanding   $1,044,538   $1,010,255   $1,004,094   $947,433   $911,611
Allowance for
 loan losses:
 Balance at
 beginning of year   $   19,436   $   20,156   $   18,296   $ 17,131   $ 15,378
                     ----------   ----------   ----------   --------   --------
Charge-offs:
Commercial,
 financial and
 agricultural             1,139          662          146        129        225
Real estate --
 construction             --            --           --        --          --
Real estate --
 mortgage --
 residential                786          786          192        538        543
Real estate --
 mortgage --
 commercial                 867        1,250          943      1,360        254
Consumer                  1,250          857          540        492        620
                     ----------   ----------   ----------   --------    --------
  TOTAL                   4,042        3,555        1,821      2,519      1,642
                     ----------   ----------   ----------   --------   --------
Recoveries:
Commercial,
 financial and
 agricultural                34          108          192        160         12
Real estate --
 construction                --           19           --         --         --
Real estate --
 mortgage --
 residential                 44           31           48         32          3
Real estate --
 mortgage --
 commercial                  --           --           --        --          --
Consumer                    192          177          141        192        180
                     ----------   ----------   ----------   --------   --------
 TOTAL                      270          335          381        384        195
                     ----------   ----------   ----------   --------   --------




Net loans charged
 off (recovered)          3,772        3,220        1,440      2,135      1,447
                     ----------   ----------   ----------   --------   --------
Provision charged
 to operations            3,500        2,500        3,300      3,300      3,200
                     ----------   ----------   ----------   --------   --------
Balance at end
 of year                $19,164      $19,436      $20,156    $18,296    $17,131
                     ==========   ==========   ==========   ========   ========


Ratios:
Allowance for
 loan losses to
 loans outstand-
 ing at end of
 period                    1.84%       1.87%       2.04%      1.84%       1.81%
Net loans charged
 off (recovered)
 during period to
 average loans
 outstanding
 during period              .36%        .32%        .14%       .23%        .16%



         Over the five-year period ended December 31, 1997, the allocation of the allowance for loan losses for the largest loan category, commercial real estate mortgage loans, increased steadily to correspond with increases in the total volume of loans and the level of loan losses in these categories. The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

       The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII.  Allocation of Allowance for Loan Losses


                        1997                 1996                 1995                 1994                 1993
                --------------------- -------------------  ------------------  -------------------   --------------------
                            Percent              Percent              Percent              Percent               Percent
                            of loans             of loans             of loans             of loans              of loans
                             in each              in each              in each              in each              in cash
                Allowance   category  Allowance  category  Allowance  category  Allowance  category  Allowance   category
                 for loan   to total   for loan  to total   for loan  to total   for loan  to total   for loan   to total
                  losses      loans     losses     loans     losses     loans     losses     loans     losses     loans
                ----------  --------- ---------- --------  ---------  --------  ---------  --------  ---------   --------
                                                   (Dollars in thousands)
Commercial,
  financial and
  agricultural  $ 2,700       14.1%   $ 2,900      13.6%    $ 4,100      16.7%   $ 5,100     21.3%    $ 6,100     25.2%

Real estate --
  construction      100        4.3        100       4.2         200       4.9        500      5.3         500      4.4

Real estate -
  mortgage --
  residential     2,400       31.9      1,700      33.4       1,800      34.4      3,000     33.5       3,800     33.6

Real estate -
  mortgage --
  commercial      6,700       43.1      9,300      41.3       7,800      37.2      5,500     33.2       5,300     29.5

Consumer            900        6.6        600       7.5         600       6.8        400      6.7         600      7.3

Unallocated       6,364        N/A      4,836       N/A       5,656       N/A      3,796      N/A         831      N/A
                -------    -------    -------   --------    -------    -------   -------    ------    -------   -------
  TOTAL          19,164      100.0%   $19,436     100.0%    $20,156     100.0%   $18,296    100.0%    $17,131    100.0%
                =======    =======    =======   ========    =======    =======   =======    ======    =======   =======


Investment Portfolio

         The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.



Table VIII.  Distribution of Investment Securities


                                                            December 31,
                          --------------------------------------------------------------------------------------
                                     1997                       1996                            1995
                          ------------------------   ----------------------------  -----------------------------

                         Held to     Available       Held to       Available        Held to        Available
                         maturity    for sale        maturity      for sale         maturity       for sale
                         (at amor-   (at estimated   (at amor-     (at estimated    (at amor-      (at estimated
                         tized cost) fair value)     tized cost)   fair value)      tized cost)    fair value)
                         ----------- -------------   -----------   --------------   ------------   -------------
                                                        (Dollars in thousands)
U.S. Treasury and
 other U.S. Government
 agencies                $114,374      $148,434        $100,153      $113,339       $123,073       $129,699

States and political
 subdivisions              27,613           766           9,091         2,791         11,620          2,836

Other                      10,701        18,823              --        15,084          2,000         14,399
                         --------      --------        --------      --------       --------       --------

Total investment
securities               $152,688      $168,023        $109,244      $131,214       $136,693       $146,934
                         ========     =========        ========      ========       ========       ========



         The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 1997. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 1997.

Maturity Distribution of Investment Portfolio

         The following table sets forth the maturity distribution of the investment portfolio at December 31, 1997.


Table IX.  Maturity Distribution of Investment Portfolio


                                                  Weighted
                                       Book       average
Portfolio Type and Maturity            value      yield<F1>
Grouping                              --------   ------------
                                       (Dollars in thousands)

Held-to-maturity portfolio:
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $ 27,937      5.855%
  After one but within five years      47,058      6.694
  After five but within ten years      25,536      6.811
  After ten years                      13,843      6.733
                                     --------

  Total U.S. Treasury and other
  U.S. Government agencies            114,374      6.520

States and political subdivisions:
  Within one year                          --         --
  After one but within five years       6,880      6.220
  After five but within ten years      20,733      6.716
  After ten years                          --         --
                                     --------
  Total states and political
  subdivisions                         27,613      6.592

Other:
  Within one year                          --         --
  After one but within five years       4,904      8.500
  After five but within ten years          --         --
  After ten years                       5,797      9.500
                                     --------
  Total other                          10,701      9.042

Total held-to-maturity
  portfolio                          $152,688      6.710%
                                     ========


Available-for-sale portfolio:
U.S. Treasury and other
U.S. Government agencies:
  Within one year                    $  2,993       5.624%
  After one but within five years      51,391       5.820
  After five but within ten years      36,813       5.944
  After ten years                      57,237       6.595
                                     --------
  Total U.S. Treasury and other
  U.S. Government agencies            148,434       6.146

States and political subdivisions:
  Within one year                         766       6.357
  After one but within five years          --       --
  After five but within ten years          --       --
  After ten years                          --       --
                                     --------
  Total states and political
  subdivisions                            766       6.357


Other:
  Within one year                          --       --
  After one but within five years          --       --
  After five but within ten years          --       --
  After ten years                      18,823       7.416
                                     --------
  Total other                          18,823       7.416

Total available-for-sale portfolio   $168,023       6.289%
                                     ========
Total investment securities          $320,711       6.489%
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

         Total deposits at December 31, 1997, 1996 and 1995 were $1,193.2 million, $1,123.6 million and $1,138.3 million, respectively. Deposits increased in 1997 by 6.2% compared with the 1.3% decrease recorded for 1996. Interest-bearing deposits, excluding time deposits of $100,000 and over, increased by 2.4% in 1997, compared with a decrease of 2.3% in 1996. Noninterest-bearing deposits increased by 0.2% in 1997 and decreased by 1.4% in 1996. The Bank's ratio of core deposits to total deposits was 73.4% at December 31, 1997, 76.5% at December 31, 1996 and 77.1% at December 31, 1995.
 Time deposits of $100,000 and over increased by 20.0% to $317.2 million in 1997 over the $264.3 million in 1996, which increased by 1.5% over the $260.3 million in 1995. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition."

     The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the periods indicated. Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits


                                           Year ended December 31,
                       ------------------------------------------------------------
                              1997                1996                 1995
                       ------------------   -----------------    ------------------
                                   Average            Average            Average
                       Average      rate     Average    rate       Average    rate
                       balance      paid     balance    paid       balance    paid
                       ----------  -------   --------- -------   ---------- -------

Noninterest-bearing
 demand deposits       $  155,232     --%   $  153,288     --%   $  152,002      --%
Interest-bearing
 demand deposits           95,056   1.35        94,389   1.36        98,303    1.36
Savings and money
 market deposits          398,667   2.78       392,603   2.80       414,988    3.12
Time deposits             495,211   5.01       461,771   5.00       437,789    5.16
                       ----------           ----------           ----------
 TOTAL                 $1,144,166   3.25%   $1,102,051   3.21%   $1,103,082    3.34%
                       ==========           ==========           ==========


         The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

XI.  Remaining Maturities of Large Certificates of Deposit


                                        December 31, 1997
                                     (Dollars in thousands)
                                     ----------------------
Three months or less                       $151,342
Over three through six months                63,413
Over six through twelve months               86,522
Over twelve months                           15,961
                                           --------
   Total                                   $317,238
                                           ========


ITEM 2.  PROPERTIES

         The executive offices of the Company and the Bank are located at 220 South King Street, Honolulu, Hawaii 96813.

         All Bank properties, except for the properties in which the Hilo, Kailua-Kona and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2019, and, in most instances, include options to renew. For the year ended December 31, 1997, net rent expense under these leases aggregated $4.4 million. For additional information relating to lease rental expense and commitments, see Note 16 to the Company's Consolidated Financial Statements in the 1997 Annual Report which is incorporated herein by reference.

         CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima
Development Corporation, a general partner, Sumitomo Corporation and Sumitomo Corporation of America, limited partners. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets, which now serves as the Company's and the Bank's headquarters. The building contains
201,865 square feet of rentable space of which approximately 67,000 square feet are occupied by the Company. CKSS carried the building complex on its books at a net book value of $23.9 million as of December 31, 1997. To finance the building, CKSS entered into a loan agreement with The Sumitomo Bank, Limited ("Sumitomo") which is secured by a mortgage on Central Pacific Plaza. The loan agreement, as amended, allows CKSS to borrow up to $12.5 million at 0.75% above LIBOR. As of December 31, 1997, Sumitomo had advanced pursuant to its loan agreement the sum of $9.3 million, due on June 18, 2001.

The investment in CKSS is carried on the books of the Company under the equity method of accounting. See Notes 1 and 7 to the Company's
Consolidated Financial Statements in the 1997 Annual Report which is incorporated herein by reference.

         In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS would develop a 4-story office building (the "Kaimuki Plaza").

         On April 30, 1993, CKSS and the Bank entered into a building loan agreement to borrow up to $12.2 million at .75% above LIBOR to finance the Kaimuki Plaza. At December 31, 1997, the Bank had advanced $10.7 million, due on August 10, 2001, pursuant to this loan agreement. At December 31, 1997, an additional $0.2 million was payable to the Bank, at 0.75% above LIBOR, pursuant to a loan agreement secured by second mortgages on the Central Pacific and Kaimuki Plazas, which matures on April 10, 2001.

         The weighted average interest rate on all loans related to the Company's headquarters and Kaimuki Plaza at December 31, 1997 was 6.947%.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1997.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of February 28, 1998, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at their pleasure.

                        Principal Occupation
Name and Position       During Past Five Years                 Age

Joichi Saito            Chairman of the Board and Chief        62
Chairman of the         Executive Officer, Central Pacific
Board and Chief         Bank (1996-Present); President
Executive Officer       and Chief Operating Officer,
                        Central Pacific Bank (1989-1995)

Naoaki Shibuya          President and Chief Operating          56
President               Officer, Central Pacific
                        Bank (1996-Present); Executive
                        Vice President, Central Pacific
                        Bank (1993-1995); Executive
                        Vice President, The Sumitomo
                        Bank of California (1989-1993)

Austin Y. Imamura       Executive Vice President               51
Vice President and      and Secretary, Central Pacific
Secretary               Bank (1991-Present)


Neal K. Kanda           Executive Vice President, Central      49
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


                              PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock and related shareholder matters, see "Common Stock Price
Range and Dividends" contained in the 1997 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS --
Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank."

ITEM 6.  SELECTED FINANCIAL DATA

         For selected financial data concerning the Company, see
"Selected Consolidated Financial Data" contained in the 1997 Annual Report, which is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         For Management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1997 Annual Report, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         For quantitative and qualitative disclosures regarding market risk, see "Quantitative and Qualitative Disclosures About Market Risk" contained in the 1997 Annual Report, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 1997 Annual Report, which is incorporated herein by reference.
See "ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.


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


                              PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

         (a)  Financial Statements and Schedules

         (1) The following financial statements included in the registrant's 1997 Annual Report are incorporated herein by reference. Page number references are to page numbers in the 1997 Annual Report.

                                                                      Page
CPB Inc. and Subsidiary:

Independent Auditors' Report                                           40

Consolidated Balance Sheets at December 31, 1997 and 1996              18

Consolidated Statements of Income for the Years
ended December 31, 1997, 1996 and 1995                                 19

Consolidated Statements of Changes in Stockholders'
Equity for the Years ended December 31, 1997, 1996 and 1995            20

Consolidated Statements of Cash Flows for the Years
ended December 31, 1997, 1996 and 1995                                 21

Notes to Consolidated Financial Statements                             22

         (2) All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.


         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on October 20, 1997 reporting under Item 5 - Other Business a 2-for-1 stock split effective November
     14, 1997.

         (c)  Exhibits

Exhibit No.                                         Document

3.1          Restated Articles of Incorporation of CPB Inc., as amended

3.2          Amended Bylaws of CPB Inc.(1)

10.1         Limited Partnership Agreement of CKSS Associates Limited
             Partnership dated July 10, 1981 and among CPB Properties, Inc.,
             Kajima Hawaii Corporation, Sumitomo Corporation and Sumitomo
             Corporation of America(2)

10.2         CPB Inc. 1986 Stock Option Plan, as amended (3)(6)

10.3         Lease dated February 1, 1983 by and between CKSS Associates and
             Central Pacific Bank, as amended by First Amendment of Lease between CKSS Associates and Central Pacific Bank dated March 3,
             1984, as amended by Second Amendment of Lease between CKSS
             Associates and Central Pacific Bank dated April 3, 1987, as
             amended by Third Amendment of Lease between CKSS    Associates
             and Central Pacific Bank dated  September 24, 1992.(1)

10.4 Share Purchase Agreement dated as of November 20, 1986 by and among The Sumitomo Bank, Limited and CPB Inc.(1)

10.5         Split Dollar Life Insurance Plan(4)(6)

10.6         Common Stock Purchase Warrant issued December 16, 1996 to
             The Sumitomo Bank, Limited(5)

10.7         Form of Common Stock Purchase Warrant issued July 30, 1997 to
             The Sumitomo Bank, Limited

10.8         Central Pacific Bank and Subsidiaries 1997 Annual Executive
             Incentive Plan(6)

10.9         Central Pacific Bank Supplemental Executive Retirement Plan(5)
             (6)

10.10        CPB Inc. 1997 Stock Option Plan(5)(6)

13           Annual Report to Shareholders for the year ended December 31,
             1997 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)



21           Subsidiaries of CPB Inc.

23           Accountants' Consent

27.1         Financial Data Schedule (Fiscal year ended December 31, 1997)

27.2         Amended Financial Data Schedule (Fiscal years ending December 31,
             1996 and 1995; quarters ending March 31, 1997, June 30, 1997 and
             September 30, 1997)

27.3         Amended Financial Data Schedule (Quarters ending March 31, 1996,
             June 30, 1996 and September 30, 1996)

99 Proxy Statement for Annual Meeting of Shareholders to be held on April 21, 1998 (7)

----------------------
(1)   Filed as Exhibits 3.2, 10.10, 10.16 and 10.18 to the
      registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange
      Commission on March 17, 1994.

(2)   Filed as Exhibit 10.7 to registrant's Registration Statement on
      Form S-14 (Registration No. 2-76608), filed with the Securities and Exchange Commission on March 23, 1982, which is incorporated herein by this reference.

(3)   Filed as Exhibit 28.1 to registrant's Registration Statement on
      Form S-8 (Registration No. 33-11462), filed with the Securities and Exchange Commission on January 22, 1987, which is incorporated herein by this reference.

(4)   Filed as Exhibit 10.16 to registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(5)   Filed as Exhibits 10.6, 10.8 and 10.9 to registrant's Annual
      Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(6)   Denotes management contract or compensation plan or arrangement.

(7) Filed with the Securities and Exchange Commission on March 25, 1998 and incorporated herein by this reference.

                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 25, 1998.

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


     Signature                      Title                   Date

/s/ Joichi Saito            Chairman of the Board      March 25, 1998
---------------------       and Chief Executive
Joichi Saito                Officer (Principal
                            Executive Officer),
                            Director


/s/ Neal K. Kanda           Vice President,            March 25, 1998
---------------------       Treasurer
Neal K. Kanda               (Principal Financial
                            Officer, Principal
                            Accounting Officer)


/s/ Paul Devens             Director                   March 25, 1998
---------------------
Paul Devens


/s/ Alice F. Guild          Director                   March 25, 1998
---------------------
Alice F. Guild


/s/ Dennis I. Hirota        Director                   March 25, 1998
---------------------
Dennis I. Hirota, Ph.D.


/s/ Stanley W. Hong         Director                   March 25, 1998
---------------------
Stanley W. Hong


                            Director                   March __, 1998
---------------------
Daniel M. Nagamine


---------------------       Director                   March __, 1998
Shunichi Okuyama


/s/ Yoshiharu Satoh         Director                   March 25, 1998
---------------------
Yoshiharu Satoh


/s/ Naoaki Shibuya          Director                   March 25, 1998
---------------------
Naoaki Shibuya

                                       39