Form 10-Q
period 1998-03-31
CPB INC
filed 1998-05-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

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

Common Stock, No Par Value;
Outstanding at May 11, 1998:  10,608,744 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
  Consolidated Balance Sheets - March 31, 1998 and
     December 31, 1997                                      F-1
  Consolidated Statements of Income and Comprehensive
     Income - Three months ended March 31, 1998 and 1997    F-3
  Consolidated Statements of Cash Flows - Three months
     ended March 31, 1998 and 1997                          F-5
  Notes to Consolidated Financial Statements                F-7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted first quarter 1998 net income of $3.628 million, increasing by 1.0% over the $3.591 million earned in the first quarter of 1997. The increase in net income was mainly due to increases in net interest income and other operating income, coupled with income tax benefits derived from the establishment of a captive real estate investment trust in the first quarter of 1998. As of March 31, 1998, total assets of $1,524.3 million increased by $27.2 million or 1.8%, net loans of $1,061.2 million increased by $39.4 million or 3.9%, and total deposits of $1,200.3 million increased by $7.1 million or 0.6% compared with year-end 1997. On October 8, 1997, the Company's board of directors (the "Board") approved a two-for-one stock split effective October 20, 1997, on common stock outstanding as of that date. All financial information presented in this report has been adjusted for the two-for-one stock split.

  The following table presents annualized return on average assets, annualized return on average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                                               Three Months Ended
                                                        March 31,
                                                   1998      1997

Annualized return on average assets               0.97%     1.02%

Annualized return on average
  stockholders' equity                            9.43%    10.05%

Basic earnings per share                          $0.34     $0.34
Diluted earnings per share                        $0.34     $0.34

  Hawaii's economy has experienced little growth in the past seven years and shows little signs of significant improvement in the near future. Bankruptcy filings statewide continue to rise, up 28.4% in the first quarter of 1998 compared to the same period in 1997, following a 44.4% increase in 1997 over 1996. Recent announcements of layoffs totaling several thousand positions from both the private and public sectors suggest further increases in bankruptcy filings in the future.

  The visitor industry, which has sustained the economy in recent years, has shown signs of weakness. Year-to-date visitor arrivals through March have declined by 1.7% from 1997 levels. The decrease is attributed to economic problems in Asia and strong competition from other vacation destinations. As a result, the Hawaii Visitors and Convention Bureau has revised its outlook for 1998 downward, projecting zero growth in visitor arrivals, with the possibility of a 2% decline.

  Meanwhile, the local real estate market has shown signs of improvement, with total residential real estate sales volume on Oahu increasing by 25.7% over the first quarter of 1997. In 1997, single-family residence resales posted double-digit increases on all the major islands. The combination of low interest rates and a general belief that real estate prices have stabilized have contributed to the increased sales activity.

  Economic conditions have had, and will likely continue to have, an adverse effect on our Company. Indicative of this economic environment, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in residential mortgage loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in 1998, future trends in bankruptcy and foreclosure filings, employment, tourism and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense.
Accordingly, the results of operations of the Company for the remainder of 1998 may be adversely impacted by a lack of improvement in the economic climate in the State of Hawaii.

  The "Year 2000" problem remains a primary focus of the organization. Integral to the Company's efforts is the upcoming conversion of the Bank's core processing systems to an AS/400-based integrated banking system which is scheduled for completion during the third quarter of 1998. Greater attention is also being given to the compliance status and efforts of our customers to ensure minimal risk of business disruption and economic loss. The Company has expended, and will continue to expend, substantial resources to address this issue on a timely basis. Equipment and software expenditures related to the implementation of the new integrated banking system are expected to be capitalized and amortized over their respective useful lives. Expenditures related to the Company's internal resources and expenditures related to the Year 2000 compliance effort are being expensed as incurred. No estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the "Year 2000" problem will not have an adverse impact on the Company's earnings.

  Certain matters discussed in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, Year 2000 compliance, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses. Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, general business conditions in the state of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry, the ability of other entities to become Year 2000 compliant and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three months ended
March 31, 1998 and 1997 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin".

                                               Three Months Ended
                                                        March 31,
                                                   1998      1997
                                           (Dollars in thousands)

Interest income                                 $28,107   $26,519
Interest expense                                 11,654    10,684
  Net interest income                           $16,453   $15,835

Net interest margin                               4.66%     4.75%

  Net interest margin was impacted by the reversal of more than $350,000 in interest income on loans placed on nonaccrual status during the quarter. Interest income increased by $1.6 million or 6.0% in the first quarter of 1998 compared to the same period in 1997, due to the higher level of interest earning assets held in 1998. Average interest earning assets of $1,411.4 million increased by $78.3 million or 5.9%, including an $87.3 million increase in investment securities and a $14.0 million increase in average loans. The yield on interest earning assets of 7.97% for the first quarter of 1998 increased slightly over the 7.96% yield for the first quarter of 1997.

  Interest and fees on loans increased by $144,000 or 0.6% in the first three months of 1998, net of the $350,000 in interest reversals, due to the increase in average loan balances. Interest and dividends on investment securities increased by $1.5 million due also to the increase in average balances, while interest on deposits in other banks declined by $256,000 due to a reduction in short-term investable funds compared to the prior year.

  Interest expense for the three months of 1998 increased by $970,000 or 9.1% as compared to the same period in 1997 due to the increase in average interest-bearing liabilities of $73.8 million or 6.7%. The average rate on interest-bearing liabilities for the first quarter of 1998 of 3.99% increased from 3.91% in 1997 due primarily to the increased ratio of higher-costing long-term debt and time deposits of $100,000 and over.

  The resulting net interest income for the first quarter of 1998 of $16.2 million increased by $438,000 or 2.8%. Net interest margin declined to 4.66% from 4.75%, with a ten-basis-point decline attributable to the aforementioned interest reversals. Strong competition for both loans and deposits, particularly core deposits, and the increased reliance on higher-cost funds are expected to further compress interest margins in the future.

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

                                               Three Months Ended
                                                        March 31,
                                                   1998      1997
                                           (Dollars in thousands)

Allowance for loan losses:
  Balance at beginning of period                $19,164   $19,436

  Provision for loan losses                         975       750

  Loan charge-offs:
  Real estate:
    Mortgage-commercial                               -         -
    Mortgage-residential                            211       154
    Construction                                      -         -
  Commercial, financial and agricultural             19        33
  Consumer:
    Credit card and related plans                   206       138
    Other consumer                                  119       152
  Other                                               1         2
     Total loan charge-offs                         556       479

  Recoveries:
  Real estate:
    Mortgage-commercial                               1         -
    Mortgage-residential                             28        19
    Construction                                      -         -
  Commercial, financial and agricultural              4         4
  Consumer:
    Credit card and related plans                    12        33
    Other consumer                                   18        12
  Other                                               -         -
     Total recoveries                                63        68

  Net loan charge-offs                              493       411

  Balance at end of period                      $19,646   $19,775

Annualized ratio of net loan charge-offs to
  average loans                                   0.19%     0.16%

  The provision for loan losses of $975,000 for the first quarter of 1998 increased by 30.0% over the same period in 1997, reflecting the poor economic outlook for Hawaii and the higher level of loan losses expected as a result. Net loan charge-offs of $493,000 and $411,000, when expressed as an annualized percentage of average total loans, was 0.19% and 0.16%, respectively. Loan charge-offs during the first quarter of 1998 included several residential real estate loans, the largest being an $80,000 loan charge-off. Consumer loans comprised approximately 58% of all loans charged off during the first three months of 1998, compared to 61% in the first quarter of 1997, reflecting the impact on individuals of the prolonged economic slump. Notwithstanding the increase in the ratio of net loan charge-offs to average loans, the Company's net loan charge-off ratio of 0.19% remained relatively low.

  The allowance for loan losses expressed as a percentage of total loans was 1.82% at March 31, 1998, declining slightly from 1.84% at December 31, 1997. Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the state of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                          March 31,   December 31,      March 31,
                              1998           1997           1997
                                  (Dollars in thousands)

Nonaccrual loans:
  Real estate:
    Mortgage-commercial     $13,706        $13,979        $ 8,774
    Mortgage-residential      1,352          1,081          2,550
    Construction                  -              -              -
  Commercial, financial
    and agricultural          2,367          1,312            846
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer               41             41             69
  Other                           -              -              -
     Total nonaccrual loans  17,466         16,413         12,239

Other real estate             3,430          3,677            965
     Total nonperforming
       assets                20,896         20,090         13,204

Loans delinquent for 90
  days or more:
  Real estate:
    Mortgage-commercial       1,354            311          4,229
    Mortgage-residential      9,992         10,112          2,099
    Construction                  -              -              -
  Commercial, financial
    and agricultural            147          1,302          1,079

  Consumer:
    Credit card and
     related plans              179            168            130
    Other consumer              543            340            553
  Other                           -              -              6
     Total loans delinquent
       for 90 days or more  $12,215        $12,233         $8,096

Restructured loans still
  accruing interest:
  Real estate:
    Mortgage-commercial       2,727          2,727          2,571
    Mortgage-residential          -              -              -
    Construction                  -              -              -
  Commercial, financial
    and agricultural              -              -            354
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer                -              -              -
  Other                           -              -              -
     Total restructured
       loans still accruing
       interest               2,727          2,727          2,925

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest             $35,838        $35,050        $24,225

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                      1.93%          1.92%          1.26%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans
  and other real estate       3.05%          3.09%          2.03%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of loans
  and other real estate       3.31%          3.36%          2.31%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $35.8 million at

March 31, 1998, increasing by $788,000 or 2.2% from year-end 1997. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the state of Hawaii. Nonaccrual loans of $17.5 million included several large commercial and commercial mortgage loans described as follows. Loans to a hotel interest on the island of Oahu totaling $5.3 million are partially secured by a first mortgage on the hotel property. Two loans totaling $3.9 million are secured by commercial real estate located on the island of Maui, and loans totaling $3.8 million to a real estate developer are secured by various properties on Oahu. Nonaccrual loans also include a number of residential mortgages situated throughout the state. Other real estate of $3.4 million at March 31, 1998 included a $1.0 million residential condominium unit, a $1.8 million residence and several other residential properties, most of which were located on Oahu. Loans delinquent for 90 days or more and still accruing interest totaled $12.2 million at March 31, 1998, were consistent with year-end 1997 levels. Impaired loans at March 31, 1998 totaled $22.5 million and included all nonaccrual and restructured loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $4.7 million at March 31, 1998.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, continuation of stagnant economic conditions in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income in the first quarter of 1998 of $2.9 million increased by $322,000 or 12.6% over the first quarter of 1997. Increases of $145,000 in service charges on deposits and $100,000 in other service charges and fees contributed to the increase in earnings.

Other Operating Expense
  Total other operating expense of $12.5 million for the first quarter of 1998 increased by $792,000 or 6.8% over the same period in 1997. This increase was primarily attributed to accruals related to the Bank's incentive compensation programs and a $300,000 writedown of other real estate. Increases in credit card expenses, computer software costs and advertising expense also contributed to the increase in other operating expense.

Income Taxes
  The effective tax rate for the first quarter of 1998 was 35.84%, compared with the previous year's rate of 39.26%. The decrease in tax rates for 1998 resulted from an increase in tax-exempt investments and loans held during 1998, as well as tax advantages derived from the formation of a real estate investment trust in the first quarter of 1998.

Financial Condition

  Total assets at March 31, 1998 of $1.52 billion increased by $27.2 million or 1.8% over year-end 1997. Net loans of $1.06 billion increased by $39.4 million or 3.9%, and investment securities of $329.5 million increased by $8.8 million or 2.8%. Funding was provided by a reduction in cash and interest-bearing deposits in other banks by $21.2 million, a $7.1 million increase in deposits and a $17.9 million increase in short-term borrowings and long-term debt, primarily from the Federal Home Loan Bank of Seattle.

  Total deposits at March 31, 1998 of $1.20 billion increased by $7.1 million or 0.6% over year-end 1997. Noninterest-bearing deposits of $158.9 million decreased by $9.6 million or 5.7%, while interest-bearing deposits of $1.04 billion increased by $16.8 million or 1.6%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 1998 of $874.0 million decreased slightly by $2.0 million or 0.2% during the first quarter of 1998, while time deposits of $100,000 and over of $326.3 million increased by $9.1 million or 2.9%. The decrease in core deposits included an increase of $6.6 million in business money market deposits, offset by a $5.7 million decline in personal savings accounts. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $154.3 million at March 31, 1998 increased by $2.6 million or 1.7% over December 31, 1997. When expressed as a percentage of total assets, stockholders' equity decreased slightly to 10.12% at March 31, 1998, compared to 10.14% at year-end 1997. On March 16, 1998, the Board declared a first quarter cash dividend of $0.13 per share, an increase of 8.3% over the dividend declared in the first quarter of 1997. Dividends declared in the first quarter of 1998 totaled
$1,379,000 compared with $1,265,000 in the first quarter of 1997, a 9.0% increase.

  On April 21, 1998, the Board authorized a stock repurchase program to repurchase up to 5% or approximately 530,000 shares out of 10.6 million shares of the Company's common stock outstanding. The repurchase of shares, to be conducted over a one-year period in the open market, will be dependent upon market conditions.

  The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks. Furthermore, the Company seeks to ensure that regulatory guidelines and industry standards are met. Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier I capital, essentially common stockholders' equity (before unrealized loss on investment securities) less intangible assets. The FRB and the FDIC have also adopted a minimum leverage ratio of Tier I capital to total assets of 3%.
The leverage ratio requirement establishes the minimum level for banks that have a uniform composite ("CAMELS") rating of 1, and all other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital levels at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage and risk-based capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                           Required         Actual         Excess

At March 31, 1998:
  Tier I risk-based
     capital ratio            4.00%         11.88%          7.88%
  Total risk-based
     capital ratio            8.00%         13.14%          5.14%
  Leverage capital ratio      4.00%         10.31%          6.31%

At December 31, 1997:
  Tier I risk-based
     capital ratio            4.00%         12.45%          8.45%
  Total risk-based
     capital ratio            8.00%         13.71%          5.66%
  Leverage capital ratio      4.00%         10.41%          6.41%

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

                           Required         Actual         Excess

At March 31, 1998:
  Tier I risk-based
     capital ratio            6.00%         11.09%          5.09%
  Total risk-based
     capital ratio           10.00%         12.34%          2.34%
  Leverage capital ratio      5.00%          9.62%          4.62%

At December 31, 1997:
  Tier I risk-based
     capital ratio            6.00%         11.63%          5.63%
  Total risk-based
     capital ratio           10.00%         12.88%          2.88%
  Leverage capital ratio      5.00%          9.72%          4.72%

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity are discussed in the 1997 Annual Report to Shareholders. No significant changes have occurred during the three months ended
March 31, 1998.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

  The Company discussed the nature and extent of market risk exposure in the 1997 Annual Report to Shareholders. No significant changes have occurred during the three months ended
March 31, 1998.

PART II.  OTHER INFORMATION

Items 1 to 3 and Item 5.

  Items 1 to 3 and Item 5 are omitted pursuant to instructions to
Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 21, 1998, for the purpose of considering and voting upon the following matters:

  1. Election of three persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

  2. Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1998; and

  3. Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

  The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 10,585,184 shares, or 80.9% of eligible shares, were represented at the Meeting.

                                         Votes Cast
                                         Against or   Abstentions
  Name                           For      Withheld   or Nonvotes

  Dennis I. Hirota, Ph.D.  8,459,542       106,017          None
  Shunichi Okuyama         8,395,707       169,852          None
  Joichi Saito             8,463,773       101,786          None

   In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

                                        Expiration
   Name                                    of Term

   Paul Devens                                2000
   Alice F. Guild                             1999
   Stanley W. Hong                            2000
   Daniel M. Nagamine                         1999
   Yoshiharu Satoh                            2000
   Naoaki Shibuya                             1999

   The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1998 was approved with a total of 8,481,092 votes cast for, 40,353 votes against or withheld and 44,114 abstentions or nonvotes.

   There were no other matters brought before the Meeting which required a vote by shareholders.

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    The Financial Data Schedule as of and for the three months ended March 31, 1998, is filed as
                    Exhibit 27 to this report on Form 10-Q.

          (b)       Reports on Form 8-K

                    The Company filed no reports on Form 8-K during the first quarter of 1998.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date: May 12, 1998          /s/ Naoaki Shibuya
                              Naoaki Shibuya
                              President




  Date: May 12, 1998          /s/ Neal K. Kanda
                              Neal K. Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                             March 31,   December 31,
(Dollars in thousands, except per share data)                     1998           1997

ASSETS
Cash and due from banks                                      $  43,736     $   50,695
Interest-bearing deposits in other banks                        19,919         34,188
Investment securities:
  Held to maturity, at cost (fair value of $158,250
     at March 31, 1998 and $153,494 at December 31, 1997)      157,590        152,688
  Available for sale, at fair value                            171,958        168,023
     Total investment securities                               329,548        320,711

Loans                                                        1,080,879      1,041,023
  Less allowance for loan losses                                19,646         19,164
     Net loans                                               1,061,233      1,021,859

Premises and equipment                                          26,420         26,676
Accrued interest receivable                                      9,741          9,404
Investment in unconsolidated subsidiaries                        7,422          7,269
Due from customers on acceptances                                   56             59
Other real estate owned                                          3,430          3,677
Other assets                                                    22,809         22,563

     Total assets                                           $1,524,314     $1,497,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                              $  158,865     $  168,505
  Interest-bearing deposits                                  1,041,438      1,024,653
    Total deposits                                           1,200,303      1,193,158
Short-term borrowings                                           14,783          6,248
Long-term debt                                                 137,102        127,705

Bank acceptances outstanding                                        56             59
Other liabilities                                               17,754         18,189

     Total liabilities                                       1,369,998      1,345,359

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                             -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 10,608,744 shares at March 31,
     1998, and 10,579,184 shares at December 31, 1997            6,902          6,612
  Surplus                                                       45,848         45,848
  Retained earnings                                            101,437         99,188
  Accumulated other comprehensive income, net of taxes             129             94

     Total stockholders' equity                                154,316        151,742

     Total liabilities and stockholders' equity             $1,524,314     $1,497,101

Book value per share                                            $14.55         $14.34

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

                                         Three Months Ended
(Dollars in thousands,                            March 31,
except per share data)                       1998      1997

Interest income:
  Interest and fees on loans              $22,348   $22,204
  Interest and dividends on
     investment securities:
     Taxable interest                       4,536     3,315
     Tax-exempt interest                      293        35
     Dividends                                308       267
  Interest on deposits in other banks         377       633
     Total interest income                 27,862    26,454

Interest expense:
  Interest on deposits                      9,572     8,893
  Interest on short-term borrowings           181        67
  Interest on long-term debt                1,901     1,724

     Total interest expense                11,654    10,684

     Net interest income                   16,208    15,770
Provision for loan losses                     975       750
  Net interest income after
     provision for loan losses             15,233    15,020

Other operating income:
  Service charges on deposit accounts         835       690
  Other service charges and fees            1,483     1,383
  Trust income                                143        91
  Equity in earnings of
     unconsolidated subsidiaries              103       127
  Fees on foreign exchange                    157       182

  Investment securities gains (losses)          -         -
  Other                                       162        88

     Total other operating income           2,883     2,561

Other operating expense:
  Salaries and employee benefits            6,663     6,368
  Net occupancy                             1,592     1,584
  Equipment                                   716       684
  Other                                     3,490     3,033

     Total other operating expense         12,461    11,669

     Income before income taxes             5,655     5,912
Income taxes                                2,027     2,321

     Net income                           $ 3,628   $ 3,591


Other comprehensive income, net of tax:
  Unrealized holding gains (losses)
     on securities                             35      (381)

     Comprehensive income                 $ 3,663   $ 3,210

Per share data:
  Basic earnings per share                $  0.34   $  0.34
  Diluted earnings per share                 0.34      0.34
  Cash dividends declared                    0.13      0.12

Weighted average shares outstanding
  (in thousands)                           10,586     10,540

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Three Months Ended
                                                       March 31,
(Dollars in thousands)                            1998      1997

Cash flows from operating activities:
  Net income                                  $  3,628  $  3,591
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                     975       750
     Provision for depreciation and
       amortization                                771       683
     Net amortization and accretion of
       investment securities                        39       120
     Federal Home Loan Bank stock
       dividends received                         (308)     (267)
     Net change in loans held for sale          (3,779)      565
     Deferred income tax expense                   201       520
     Equity in earnings of unconsolidated
       subsidiaries                               (103)     (127)
     Net increase in accrued interest
       receivable, other real estate
       owned and other assets                     (194)     (140)
     Net (decrease) increase in accrued
       interest payable and other liabilities     (481)       31

       Net cash provided by operating
          activities                               749     5,726

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           14,220    10,277
  Purchases of investment securities
     held to maturity                          (19,142)  (16,784)
  Proceeds from maturities of and calls
     on investment securities available
     for sale                                    9,701    22,279
  Purchases of investment securities
     available for sale                        (13,289)  (26,108)
  Net decrease (increase) in interest-
     bearing deposits in other banks            14,269   (21,139)
  Net loan originations                        (36,894)   (4,849)
  Purchases of premises and equipment             (515)     (465)
  Investment in unconsolidated
     subsidiaries                                  (50)        -

       Net cash used in investing
          activities                           (31,700)  (36,789)

Cash flows from financing activities:
  Net increase in deposits                       7,145    30,885
  Proceeds from long-term debt                  10,000    16,000
  Repayments of long-term debt                    (603)  (13,726)
  Net increase (decrease) in short-term
     borrowings                                  8,535      (427)
  Cash dividends paid                           (1,375)   (1,265)
  Proceeds from sale of common stock               290        91

       Net cash provided by financing
          activities                            23,992    31,558

       Net (decrease) increase in cash
          and cash equivalents                  (6,959)      495

Cash and cash equivalents:
  At beginning of period                        50,695    55,534
  At end of period                            $ 43,736  $ 56,029

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                             $ 11,162  $ 10,726
  Cash paid during the period
     for income taxes                         $    450  $  1,450

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate      $    324  $  1,615

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1998.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

  The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

  In June 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity, including net income, except those resulting from investment by and distributions to owners.

  Components of other comprehensive income for the three months ended March 31, 1998 and 1997 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. There were no sales of investment securities during those periods. Income tax expense (benefit) allocated to components of other comprehensive income were $23,000 and ($253,000) for the three months ended March 31, 1998 and 1997, respectively. Accumulated other comprehensive income is presented below as of the dates indicated:

                                                   March 31,
(Dollars in thousands)                        1998      1997

Balance at beginning of period              $  94     $(590)
Current-period change                          35      (381)

  Balance at end of period                  $ 129     $(971)


3.  Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although need not be applied to interim periods in the initial year of implementation. SFAS No. 131 establishes standards for the way public companies report selected quarterly information about business segments, including information on products and services, geographic areas and major customers, based on a
management approach to reporting.    Reclassification of
financial statements for prior periods will be required for comparative purposes. As this statement relates solely to disclosure requirements, its implementation will not have an effect on the Company's financial condition, results of operations or liquidity.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, "Employers' Accounting for Pensions, No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were when SFAS Nos. 87, 88 and 106 were issued. The applications of SFAS No. 132 is not expected to have a material impact on the Company's consolidated financial statements.