Form 10-Q/A
period 1998-03-31
CPB INC
filed 1998-05-14
CIK 701347

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

                           Required         Actual         Excess

At March 31, 1998:
  Tier I risk-based
     capital ratio            4.00%         11.88%          7.88%
  Total risk-based
     capital ratio            8.00%         13.14%          5.14%
  Leverage capital ratio      4.00%         10.31%          6.31%


At December 31, 1997:
  Tier I risk-based
     capital ratio            4.00%         12.45%          8.45%
  Total risk-based
     capital ratio            8.00%         13.71%          5.71%
  Leverage capital ratio      4.00%         10.41%          6.41%


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