Form 10-Q
period 1998-06-30
CPB INC
filed 1998-08-13
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

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

Common Stock, No Par Value;
Outstanding at August 11, 1998:  10,273,507 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
  Consolidated Balance Sheets - June 30, 1998 and
     December 31, 1997                                      F-1
  Consolidated Statements of Income and Comprehensive
     Income - Three and six months ended June 30,
     1998 and 1997                                          F-3
  Consolidated Statements of Cash Flows - Six months
     ended June 30, 1998 and 1997                           F-5
  Notes to Consolidated Financial Statements                F-7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted second quarter 1998 net income of $3.775 million, increasing by 2.6% over the $3.680 million earned in the second quarter of 1997. Net income for the first half of 1998 was $7.403 million, increasing by 1.8% over the $7.271 million earned in the same period in 1997. The increase in net income was mainly due to an increase in other operating income and income tax benefits derived from the establishment of a captive real estate investment trust in the first quarter of 1998, offset by increases in the provision for loan losses and other operating expenses. As of June 30, 1998, total assets of $1.52 billion increased by $24.4 million or 1.6%, net loans of $1.06 billion increased by $34.7 million or 3.4%, and total deposits of $1.21 billion increased by $12.7 million or 1.1% compared with year-end 1997. On October 8, 1997, the Company's board of directors (the "Board") approved a two-for-one stock split effective November 14, 1997, on common stock outstanding as of October 20, 1997. All financial information presented in this report has been adjusted for the two-for-one stock split.

  The following table presents annualized return on average assets, annualized return on average stockholders' equity and earnings per share for the periods indicated.

                           Three Months Ended    Six Months Ended
                                  June 30,            June 30,
                               1998      1997      1998      1997

Annualized return on
  average assets              0.99%     1.04%     0.98%     1.03%

Annualized return on average
  stockholders' equity        9.58%    10.16%     9.50%    10.11%

Basic earnings per share      $0.36     $0.35     $0.70     $0.69
Diluted earnings per share    $0.35     $0.35     $0.69     $0.69

  Hawaii's economy has experienced little growth in the past seven years and shows little signs of significant improvement in the near future. Bankruptcy filings continued to rise during the first half of 1998, up 31% over the first half of 1997, although the rate of increase has slowed from the 44% increase in bankruptcies between 1996 and 1997. Further increases in bankruptcies are expected as Hawaii's unemployment rate in June 1998 increased for the third consecutive month to 6.6%.

  The visitor industry, which has sustained the economy in recent years, has weakened in the first half of 1998. Visitor arrivals for the first half of 1998 declined by 1% compared to the first half of 1997, and hotel occupancy rates in June 1998 dropped by 5% from June 1997. While tourism from the U.S. mainland has increased, the economic crisis in Asia is projected to have a continued adverse impact on tourism in the near future.

  On a positive note, the local real estate market has improved slightly, with residential real estate sales volume on Oahu increasing by 35% and average sales prices stabilizing compared to the first half of 1997.

  Such economic conditions have had, and will likely continue to have, an adverse effect on our Company's future performance. Indicative of this economic environment, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in real estate and consumer loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in the second half of 1998, future trends in bankruptcy and foreclosure filings, employment, tourism and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the rest of 1998 may be adversely impacted by a lack of improvement in the economic climate in Hawaii.

  The "Year 2000" remains a primary focus of the organization.
In July 1998, the Bank converted its core computer processing systems to an AS/400-based integrated banking system, a major step in the Bank's Year 2000 compliance effort. The Company is currently testing critical systems to determine whether these applications are capable of operating in the Year 2000 environment and expects to complete this phase of the Year 2000 project by the end of 1998. Efforts are also being made to modify or replace other noncompliant software, systems and equipment before the year 1999. Programs have been implemented to educate our customers on the potential problems and to assess their compliance status to ensure minimal risk of business disruption and economic loss. Contingency plans are being reviewed to ensure that the Company is prepared to handle the most reasonably likely worst-case scenario, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. The Company has expended, and will continue to expend, substantial resources to address this issue on a timely basis. Equipment and software expenditures related to the acquisition and implementation of new and enhanced systems and equipment are being capitalized and amortized over their respective useful lives. Expenditures related to the Company's internal resources and Year 2000 remediation costs are being expensed as incurred. To date, equipment and software expenditures totaled approximately $3 million out of a projected $4 million. Future expenditures are not expected to have a material impact on the Company's results of operations; however, no assurance can be given at this time that all aspects of the Company's operations will be Year 2000-compliant nor that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and six months ended June 30, 1998 and 1997 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended    Six Months Ended
                                  June 30,            June 30,
                               1998      1997      1998      1997
                                 (Dollars in thousands)

Interest income             $28,573   $27,351   $56,680   $53,870
Interest expense             11,954    10,967    23,608    21,651
  Net interest income       $16,619   $16,384   $33,072   $32,219

Net interest margin           4.62%     4.86%     4.64%     4.80%

  Net interest income was adversely impacted by the reversal of interest income on loans placed on nonaccrual status during the first half of 1998. Such reversals totaled $253,000 for the second quarter and $606,000 for the first half of 1998. Despite these adjustments, interest income increased by $1.2 million or 4.5% and by $2.8 million or 5.2% in the second quarter and first half of 1998, respectively, as compared to the same periods in 1997, due to the higher level of earning assets held in 1998. Average interest earning assets of $1,437.7 million and $1,424.6 million for the second quarter and first half of 1998, respectively, increased by $88.1 million or 6.5% and $83.3 million or 6.2%, respectively, over the same periods in 1997, due primarily to increases in investment securities and loans. The yield on interest earning assets of 7.95% for the second quarter of 1998 decreased from 8.11%, and the yield of 7.96% for the first half of 1998 decreased from 8.03% compared to same periods in 1997.

  Interest and fees on loans increased by $200,000 or 0.9% and $344,000 or 0.8% in the second quarter and first half of 1998, respectively, due to the increase in average loan balances. Interest and dividends on investment securities increased by $1.2 million or 31.2% and $2.8 million or 36.4% due also to an increase in average balances. Interest on deposits in other banks decreased by $345,000 and $601,000, respectively, due to a reduction in short-term investable funds held during the current year.

  Interest expense for the three and six months ended June 30, 1998 increased by $987,000 or 9.0% and $2.0 million or 9.0%, respectively, as compared to the same periods in 1997, due to increases in average interest-bearing liabilities of $80.0 million or 7.2% and $76.9 million or 7.0%, respectively. The average rate on interest-bearing liabilities for the second quarter of 1998 of 4.04% increased from 3.97% in 1997, while the average rate for the first half of 1998 as compared to the same period in 1997 increased to 4.01% from 3.94%. The increase in average rates was attributable to the increased ratio of higher-costing long-term debt and time deposits of $100,000 and over.

  The resulting net interest income for the second quarter and first half of 1998 increased by $235,000 or 1.4% and $853,000 or 2.6%, respectively, over the same periods in 1997. Net interest margin decreased to 4.62% from 4.86% in the second quarter and to 4.64% from 4.80% in the first half of 1998 compared to the same periods in 1997. Strong competition for both loans and deposits, particularly core deposits, and the increased reliance on higher-cost funds are expected to further compress interest margins in the future.

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

                           Three Months Ended    Six Months Ended
                                  June 30,            June 30,
                               1998      1997      1998      1997
                                 (Dollars in thousands)

Allowance for loan losses:
  Balance at beginning of
  period                    $19,646   $19,775   $19,164   $19,436

  Provision for loan losses   1,125       750     2,100     1,500

  Loan charge-offs:
  Commercial, financial
    and agricultural            354       581       373       614
  Real estate:
    Mortgage-commercial         671       268       671       268
    Mortgage-residential         45        46       256       200
    Construction                  -         -         -         -
  Consumer:
    Credit card and
     related plans              239       199       445       337
    Other consumer              364       212       483       364
  Other                           1         -         2         2
     Total loan charge-offs $ 1,674   $ 1,306   $ 2,230   $ 1,785

  Recoveries:
  Commercial, financial
    and agricultural        $     6   $     5   $    10   $     9
  Real estate:
    Mortgage-commercial           -         -         1         -
    Mortgage-residential          -         1        28        20
    Construction                  -         -         -         -
  Consumer:
    Credit card and
     related plans               41        17        53        50
    Other consumer               23        33        41        45
  Other                           1         -         1         -
     Total recoveries            71        56       134       124

  Net loan charge-offs        1,603     1,250     2,096     1,661

  Balance at end of period  $19,168   $19,275   $19,168   $19,275

Annualized ratio of net
  loan charge-offs to
  average loans               0.59%     0.48%     0.39%     0.32%

  The provision for loan losses of $1.1 million and $2.1 million for the second quarter and first half of 1998 increased by 50.0% and 40.0%, respectively, compared to the same periods in 1997, reflecting the higher level of loan losses recognized during 1998. Net loan charge-offs of $1.6 million and $2.1 million, when expressed as an annualized percentage of average total loans, was 0.59% and 0.39%, respectively. Loan charge-offs during the second quarter of 1998 included $500,000 of loans to a real estate developer, several commercial loans and numerous low-balance consumer loans. Management believes the current level of provision for loan losses reflects Hawaii's stagnant economic environment over the last several years.

  The allowance for loan losses expressed as a percentage of total loans was 1.78% at June 30, 1998, declining slightly from 1.84% at December 31, 1997. Based in part on the reduction in loans delinquent for 90 days or more, Management believes that the allowance for loan losses at June 30, 1998 was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the state of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                           June 30,   December 31,       June 30,
                               1998           1997           1997
                                    (Dollars in thousands)

Nonaccrual loans:
  Real estate:
    Mortgage-commercial     $12,957        $13,979        $ 7,443
    Mortgage-residential      4,719          1,081          1,063
    Construction                  -              -              -
  Commercial, financial
    and agricultural          1,892          1,312            269
  Consumer:
    Credit card and
     related plans                -              -             70
    Other consumer               85             41             81
  Other                           -              -              -
     Total nonaccrual loans  19,653         16,413          8,926

Other real estate             1,034          3,677          3,708
     Total nonperforming
       assets                20,687         20,090         12,634
Loans delinquent for 90
  days or more:
  Real estate:
    Mortgage-commercial       1,916            311          7,485
    Mortgage-residential      4,262         10,112          6,256
    Construction                  -              -              -
  Commercial, financial
    and agricultural            153          1,302          1,230
  Consumer:
    Credit card and
     related plans               91            168            105
    Other consumer              331            340            324
  Other                           -              -              2
     Total loans delinquent
       for 90 days or more    6,753         12,233         15,402

Restructured loans still
  accruing interest:
  Commercial, financial
    and agricultural              -              -            231
  Real estate:
    Mortgage-commercial           -          2,727          2,571
    Mortgage-residential          -              -              -
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer                -              -              -
  Other                           -              -              -
     Total restructured
       loans still accruing
       interest                   -          2,727          2,802

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest             $27,440        $35,050        $30,838

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                      1.92%          1.92%          1.20%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans
  and other real estate       2.55%          3.09%          2.65%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of loans
  and other real estate       2.55%          3.36%          2.92%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $27.4 million at June 30, 1998, decreasing by $3.4 million or 11.0% from year-end 1997. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the state of Hawaii. Nonaccrual loans of $19.7 million included several large commercial and commercial mortgage loans. Loans to a hotel interest on the island of Oahu totaling $5.3 million were partially secured by a first mortgage on the hotel property. Two loans totaling $3.8 million were secured by commercial real estate located on the island of Maui, and loans totaling $3.3 million made to a real estate developer were secured by various properties on the island of Oahu. Nonaccrual loans at June 30, 1998 also included a number of residential mortgages on properties located in various parts of the state. Other real estate of $1.0 million at June 30, 1998 consisted mainly of a condominium unit in Honolulu. Loans delinquent for 90 days or more and still accruing interest totaled $6.8 million at June 30, 1998, a decrease of $5.5 million or 44.8% from year-end 1997. Since December 31, 1997, $3.4 million have been transferred to nonaccrual status, and another $3.4 million in residential mortgages related to a condominium financing project were brought current. Impaired loans at June 30, 1998 totaled $24.0 million and included all nonaccrual loans greater than $500,000 and several commercial and commercial mortgage loans. The allowance for loan losses allocated to impaired loans totaled $3.9 million at June 30, 1998.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, a continuation of the current economic environment in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income of $3.1 million for the second quarter and $6.0 million for the first half of 1998 increased by $482,000 or 18.2% and by $804,000 or 15.4%, respectively, over the same periods in 1997. Service charges on deposits increased by $97,000 or 13.1% and by $242,000 or 16.9%, respectively, due primarily to a focus on the collection of commercial deposit account fees and an increase in automated teller machine fees. Other service charges and fees increased by $143,000 or 10.8% and by $243,000 or 9.0%, respectively, due mainly to increases in credit card and merchant servicing fees. In August 1998, the Bank agreed in principle to sell its $19 million portfolio of credit card receivables. The sale, which is anticipated to occur in the third quarter of 1998, is expected to result in a gain on sale of approximately $4 million. However, the sale will also result in a reduction in future interest income and net operating income related to the credit card receivables. Other operating income in the second quarter and first half of 1998 also included $233,000 in net gains from sales of other real estate.

Other Operating Expense
  Total other operating expense of $12.8 million for the second quarter of 1998 increased by $652,000 or 5.4% over the same period in 1997. This increase was attributed to increases in credit card operating expenses and legal and other professional fees. Increases in computer software, charitable contributions and promotional expenses also contributed to the increase in other operating expense.

  Total other operating expense of $25.2 million for the first half of 1998 increased by $1.4 million or 6.1% over the same period in 1997. In addition to the above-mentioned expenses, salaries and benefits, equipment and employee training costs increased due, in part, to expenses incurred in conjunction with the Bank's conversion of it's core processing systems which was completed in July 1998.

Income Taxes
  The effective tax rate for the second quarter and first half of 1998 was 32.47% and 34.17%, respectively, compared with the previous year's rates of 39.02% and 39.14%, respectively. The decrease in tax rates for 1998 resulted from an increase in tax-exempt investments and loans held during 1998, as well as tax advantages derived from the formation of a real estate investment trust in the first quarter of 1998.

Financial Condition

  Total assets at June 30, 1998 of $1.52 billion increased by $24.4 million or 1.6% over year-end 1997 due to an increase in net loans by $34.7 million or 3.4% to $1.06 billion. This loan growth was funded primarily through an increase in deposits and a reduction in interest-bearing deposits in other banks.

  Total deposits at June 30, 1998 of $1.21 billion increased by $12.7 million or 1.1% over year-end 1997. Noninterest-bearing deposits of $172.5 million increased by $4.0 million or 2.4%, and interest-bearing deposits of $1.03 billion increased by $8.7 million or 0.8%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 1998 of $870.2 million decreased by $5.8 million or 0.7% during the first half of 1998, while time deposits of $100,000 and over of $335.6 million increased by $18.4 million or 5.8%. The decrease in core deposits reflected declines of $6.0 million in business savings accounts and checking accounts and $4.9 million in personal savings accounts, partially offset by increases in business and personal money market accounts. Local competition for deposits remains strong and will continue to challenge the Bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $156.8 million at June 30, 1998 increased by $5.0 million or 3.3% over December 31, 1997. Stockholders' equity as a percentage of total assets increased to 10.30% at June 30, 1998, compared to 10.14% at year-end 1997. On June 15, 1998, the Board declared a second quarter cash dividend of $0.13 per share, bringing total dividends declared to $0.26 per share for the first half of 1998, an 8.3% increase over the dividends declared during the same period in 1997. Dividends declared in the first half of 1998 totaled $2.8 million compared with $2.5 million in the first half of 1997.

  On April 21, 1998, the Board authorized a stock repurchase program to repurchase up to 5%, or approximately 530,000 shares, of the 10.6 million shares of the Company's common stock outstanding. The stock repurchase program is being conducted in the open market and is dependent upon market conditions. Stock repurchases commenced during the third quarter of 1998, and the Company has repurchased approximately 343,000 shares to date at a weighted average price of $18.27. The stock repurchase program will result in a slight decrease in capital and capital ratios and a corresponding increase in equity-based performance measures in future periods.

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

                           Required         Actual         Excess

At June 30, 1998:
  Tier I risk-based
     capital ratio            4.00%         12.51%          8.51%
  Total risk-based
     capital ratio            8.00%         13.77%          5.77%
  Leverage capital ratio      4.00%         10.31%          6.31%

At December 31, 1997:
  Tier I risk-based
     capital ratio            4.00%         12.45%          8.45%
  Total risk-based
     capital ratio            8.00%         13.71%          5.71%
  Leverage capital ratio      4.00%         10.41%          6.41%

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

                           Required         Actual         Excess

At June 30, 1998:
  Tier I risk-based
     capital ratio            6.00%         11.37%          5.37%
  Total risk-based
     capital ratio           10.00%         12.62%          2.62%
  Leverage capital ratio      5.00%          9.38%          4.38%

At December 31, 1997:
  Tier I risk-based
     capital ratio            6.00%         11.63%          5.63%
  Total risk-based
     capital ratio           10.00%         12.88%          2.88%
  Leverage capital ratio      5.00%          9.72%          4.72%

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity position are discussed in its 1997 Annual Report to Shareholders.
No significant changes have occurred during the six months ended
June 30, 1998.

Item 3.   Quantitative and Qualitative Disclosures About Market
  Risk

  The Company discussed the nature and extent of market risk exposure in its 1997 Annual Report to Shareholders. No significant changes have occurred during the six months ended
June 30, 1998.


PART II.  OTHER INFORMATION

Items 1 to 5.

  Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The Financial Data Schedule as of and for the six months ended June 30, 1998, is filed as Exhibit 27 to this report on Form 10-Q.

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the second quarter of 1998.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date: August 12, 1998       /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date: August 12, 1998       /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                               June 30,   December 31,
(Dollars in thousands, except per share data)                      1998           1997

ASSETS
Cash and due from banks                                      $   49,449     $   50,695
Interest-bearing deposits in other banks                         19,881         34,188
Investment securities:
  Held to maturity, at cost (fair value of $146,093
     at June 30, 1998 and $153,494 at December 31, 1997)        145,093        152,688
  Available for sale, at fair value                             183,759        168,023
     Total investment securities                                328,852        320,711

Loans                                                         1,075,770      1,041,023
  Less allowance for loan losses                                 19,168         19,164
     Net loans                                                1,056,602      1,021,859

Premises and equipment                                           26,605         26,676
Accrued interest receivable                                       9,362          9,404
Investment in unconsolidated subsidiaries                         7,289          7,269
Due from customers on acceptances                                    38             59
Other real estate owned                                           1,034          3,677
Other assets                                                     22,436         22,563

     Total assets                                            $1,521,548     $1,497,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $  172,489     $  168,505
  Interest-bearing deposits                                   1,033,329      1,024,653
     Total deposits                                           1,205,818      1,193,158
Short-term borrowings                                             4,743          6,248
Long-term debt                                                  136,498        127,705


Bank acceptances outstanding                                         38             59
Other liabilities                                                17,686         18,189

     Total liabilities                                        1,364,783      1,345,359

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                              -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 10,616,744 shares at June 30,
     1998, and 10,579,184 shares at December 31, 1997             7,004          6,612
  Surplus                                                        45,848         45,848
  Retained earnings                                             103,832         99,188
  Unrealized gain on investment securities,
     net of taxes                                                    81             94

     Total stockholders' equity                                 156,765        151,742

     Total liabilities and stockholders' equity              $1,521,548     $1,497,101

Book value per share                                             $14.77         $14.34

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         Three Months Ended           Six Months Ended
(Dollars in thousands,                          June 30,                   June 30,
except per share data)                       1998      1997             1998      1997

Interest income:
  Interest and fees on loans              $22,865   $22,665          $45,213   $44,869
  Interest and dividends on
     investment securities:
     Taxable interest                       4,522     3,535            9,058     6,850
     Tax-exempt interest                      328       118              621       153
     Dividends                                317       284              625       551
  Interest on deposits in other banks         272       617              649     1,250
  Interest on Federal funds sold                2         -                2        -
     Total interest income                 28,306    27,219           56,168    53,673

Interest expense:
  Interest on deposits                      9,742     9,131           19,314    18,024
  Interest on short-term borrowings           157        68              338       135
  Interest on long-term debt                2,055     1,768            3,956     3,492

     Total interest expense                11,954    10,967           23,608    21,651

     Net interest income                   16,352    16,252           32,560    32,022
Provision for loan losses                   1,125       750            2,100     1,500
Net interest income after
       provision for loan losses           15,227    15,502           30,460    30,522

Other operating income:
  Service charges on deposit accounts         839       742            1,674     1,432
  Other service charges and fees            1,469     1,326            2,952     2,709
  Trust income                                157        98              300       189



  Equity in earnings of
     unconsolidated subsidiaries               87       134              190       261
  Fees on foreign exchange                    153       205              310       387
  Other                                       420       138              582       226

     Total other operating income           3,125     2,643            6,008     5,204

Other operating expense:
  Salaries and employee benefits            6,465     6,395           13,128    12,763
  Net occupancy                             1,590     1,664            3,182     3,248
  Equipment                                   709       643            1,425     1,327
  Other                                     3,998     3,408            7,488     6,441

     Total other operating expense         12,762    12,110           25,223    23,779

     Income before income taxes             5,590     6,035           11,245    11,947
Income taxes                                1,815     2,355            3,842     4,676

     Net income                           $ 3,775   $ 3,680          $ 7,403   $ 7,271

Per common share:
  Net income - basic                      $  0.36   $  0.35          $  0.70   $  0.69
  Net income - diluted                       0.35      0.35             0.69      0.69
  Cash dividends declared                 $  0.13   $  0.12          $  0.26   $  0.24

Weighted average shares outstanding
  (in thousands)                           10,611    10,547           10,599    10,544

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended
                                                     June 30,
(Dollars in thousands)                            1998      1997

Cash flows from operating activities:
  Net income                                   $ 7,403   $ 7,271
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                   2,100     1,500
     Provision for depreciation and
       amortization                              1,505     1,362
     Net amortization and accretion of
       investment securities                        81       209
     Federal Home Loan Bank stock
       dividends received                         (625)     (551)
     Net change in loans held for sale          (8,783)    2,812
     Deferred income tax expense                   460       371
     Equity in earnings of unconsolidated
       subsidiaries                               (190)     (261)
     (Increase) decrease in accrued interest
       receivable, other real estate
       owned and other assets                    2,752    (1,492)
     Decrease in accrued interest payable
       and other liabilities                      (576)     (205)

       Net cash provided by operating
          activities                             4,127    11,016

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           28,306    19,556
  Purchases of investment securities
     held to maturity                          (20,746)  (52,860)
  Proceeds from maturities and calls
     on investment securities available
     for sale                                   16,276    34,509
  Purchases of investment securities
     available for sale                        (31,454)  (33,497)
  Net decrease (increase) in interest-
     bearing deposits in other banks            14,307    (9,968)
  Net loan originations                        (28,384)  (18,086)
  Proceeds from disposal of premises
     and equipment                                  15         -
  Purchases of premises and equipment           (1,449)   (1,512)
  Distributions from unconsolidated
     subsidiaries                                  220       208

  Investment in unconsolidated
     subsidiaries                                  (50)        -
       Net cash used in investing
          activities                           (22,959)  (61,650)

Cash flows from financing activities:
  Net increase in deposits                      12,660    39,657
  Proceeds from long-term debt                  20,000    21,000
  Repayments of long-term debt                 (11,207)  (18,934)
  Net increase (decrease)in short-term
     borrowings                                 (1,505)    1,502
  Cash dividends paid                           (2,754)   (2,526)
  Proceeds from sale of common stock               392       135

       Net cash provided by
          financing activities                  17,586    40,834

       Net decrease in cash and cash
          equivalents                           (1,246)   (9,800)

Cash and cash equivalents:
  At beginning of period                        50,695    55,534
  At end of period                             $49,449   $45,734

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $23,799   $21,774
  Cash paid during the period
     for income taxes                          $   900   $ 4,400

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $   324   $ 2,598


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1997.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

  The results of operations for the three and six months ended
June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

  Components of other comprehensive income for the three and six months ended June 30, 1998 and 1997 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. There were no sales of investment securities during those periods. Income tax expense (benefit) allocated to components of other comprehensive income were ($31,000) and ($8,000) for the three and six months ended June 30, 1998, respectively, and $361,000 and $108,000 for the three and six months ended June 30, 1997, respectively. Accumulated other comprehensive income is presented below as of the dates indicated:

                                                   June 30,
(Dollars in thousands)                       1998      1997

Balance at beginning of year                $  94     $(590)
Current-period change                         (13)      163

  Balance at end of period                  $  81     $(427)


3.  Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although it need not be applied to interim periods in the initial year of implementation. SFAS No. 131 establishes standards for the way public companies report selected quarterly information about business segments, including information on products and services, geographic areas and major customers, based on a management approach to reporting. Reclassification of financial statements for prior periods will be required for comparative purposes. As this statement relates solely to disclosure requirements, its implementation will not have an effect on the Company's financial condition, results of operations or liquidity.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of a fiscal quarter. The application of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.