Form 10-Q
period 1998-09-30
CPB INC
filed 1998-11-13
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

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

Common Stock, No Par Value;
Outstanding at November 11, 1998:  9,972,796 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page
  Consolidated Balance Sheets - September 30, 1998 and
     December 31, 1997                                      F-1
  Consolidated Statements of Income and Comprehensive
     Income - Three and nine months ended September 30,
     1998 and 1997                                          F-3
  Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1998 and 1997                      F-5
  Notes to Consolidated Financial Statements                F-7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted third quarter 1998 net income of $3.890 million, increasing by 1.8% over the $3.823 million earned in the third quarter of 1997. Net income for the first nine months of 1998 was $11.293 million, increasing by 1.8% over the $11.094 million earned in the same period in 1997. The increase in net income was mainly due to a $4.5 million gain on the sale of credit card loans included in other income in the third quarter of 1998, offset by increases in the provision for loan losses and other operating expenses. As of September 30, 1998, total assets of $1.52 billion increased by $20.4 million or 1.4%, net loans of $1.04 billion increased by $19.2 million or 1.9%, and total deposits of $1.19 billion decreased by $2.0 million or 0.2% compared with year-end 1997. On October 8, 1997, the Company's board of directors (the "Board") approved a two-for-one stock split effective November 14, 1997, on common stock outstanding as of October 20, 1997. All financial information presented in this report has been adjusted for the two-for-one stock split.

  The following table presents annualized return on average assets, annualized return on average stockholders' equity and earnings per share for the periods indicated.

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1998      1997      1998      1997

Annualized return on
  average assets              1.04%     1.06%     1.00%     1.04%

Annualized return on average
  stockholders' equity       10.16%    10.30%     9.72%    10.17%

Basic earnings per share      $0.38     $0.36     $1.08     $1.05
Diluted earnings per share    $0.38     $0.36     $1.07     $1.05

  Hawaii's economy has experienced little growth in the past seven years and shows little signs of significant improvement in the near future. Bankruptcy filings continued to rise during the first nine months of 1998, up 38% over the same period in 1997. Substantially all bankruptcy filings were Chapter 7 liquidations filed by individuals. Further increases in bankruptcies are anticipated based on Hawaii's high unemployment rate which has remained in the five- to seven-percent range for the past four years.

  The visitor industry, which has sustained the economy in recent years, has weakened in the nine months of 1998. Hotel occupancy rates in August 1998, normally a strong month for tourism, dropped to a 15-year low of 75.8%. The economic problems in Asia, particularly in Japan, have had a significant impact on the visitor industry, although tourism from Europe and the U.S. mainland has increased by more than 6% over last year.

  Bolstered by declining prices and attractive interest rates, local real estate market activity has improved slightly, with residential real estate sales volume on Oahu increasing by 24% in the first nine months of 1998 compared to the same period last year. Commercial real estate activity has also increased in recent months, although sales prices have dropped significantly, in some instances falling by 50-75% from the levels of recent years.

  Such economic conditions have had, and will likely continue to have, an adverse effect on our Company's future performance. Indicative of this economic environment, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in real estate and consumer loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in the near future, the trends in bankruptcy and foreclosure filings, employment, tourism and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the rest of 1998 and 1999 may be adversely impacted by a lack of improvement in the economic climate in Hawaii.

  The "Year 2000" problem remains a primary focus of the organization. In July 1998, the Bank converted its core computer processing systems to an AS/400-based integrated banking system, a major step in the Bank's Year 2000 compliance effort. The

Company is currently testing this and other mission-critical systems to determine whether these applications are capable of operating in the Year 2000 environment and expects to complete this phase of the Year 2000 project by the first quarter of 1999. Efforts are also being made to modify or replace other noncompliant software, systems and equipment by the first half of 1999. Programs have been implemented to educate our customers on the potential problems and to assess their compliance status to ensure minimal risk of business disruption and economic loss. Contingency plans, which include outsourcing alternatives, manual processing, suspension of non-critical functions and the securing of additional sources of short-term liquidity, are being reviewed to ensure that the Company is prepared to handle the most likely worst-case scenario, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. Borrowers representing approximately 2% of loans outstanding have been assessed to have a high risk of noncompliance, and accordingly, programs have been implemented to work with these borrowers to improve their compliance efforts. Further, Year 2000 compliance has been incorporated into the underwriting standards for new loans and renewal requests, and a Year 2000 risk factor has been incorporated into the assessment of the adequacy of the allowance for loan losses. The Company has expended, and will continue to expend, substantial resources to address this issue on a timely basis. Equipment and software expenditures related to the acquisition and implementation of new and enhanced systems and equipment are being capitalized and amortized over their respective useful lives. Expenditures related to the Company's internal resources and Year 2000 remediation costs are being expensed as incurred. To date, equipment and software expenditures totaled approximately $3 million out of a projected $4 million. Future expenditures are not expected to have a material impact on the Company's results of operations; however, no assurance can be given at this time that all aspects of the Company's operations will be Year 2000-compliant nor that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and nine months ended September 30, 1998 and 1997 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1998      1997      1998      1997
                                 (Dollars in thousands)

Interest income             $28,418   $28,732   $85,098   $82,602
Interest expense             11,759    11,436    35,367    33,087

  Net interest income       $16,659   $17,296   $49,731   $49,515

Net interest margin           4.70%     5.07%     4.66%     4.89%

  Net interest income was adversely impacted by the reversal of interest income on loans placed on nonaccrual status during the first nine months of 1998. Such reversals totaled $155,000 for the third quarter and $762,000 for the first nine months of 1998. Further, during the third quarter of 1997, the Bank recognized $720,000 in interest income on the payoff of a nonaccrual loan. As a result, interest income decreased by $314,000 or 1.1% in the third quarter of 1998 compared to the same quarter in 1997. Despite the factors discussed above, interest income for the nine months ended September 30, 1998 increased by $2.5 million or 3.0% due to the higher level of earning assets held in 1998. Average interest earning assets of $1,417.6 million and $1,422.2 million for the third quarter and first nine months of 1998, respectively, increased by $53.1 million or 3.9% and $73.1 million or 5.4%, respectively, over the same periods in 1997, due primarily to an increase in investment securities. The yield on interest earning assets of 8.02% for the third quarter of 1998 decreased from 8.42%, and the yield of 7.98% for the first nine months of 1998 decreased from 8.16% compared to same periods in 1997. The impact of the 1998 interest reversals and 1997 nonaccrual interest recognition accounts for 0.25% and 0.14%, respectively, of the decline in yields.

  Interest and fees on loans decreased by $677,000 or 2.9% and $333,000 or 0.5% in the third quarter and first nine months of 1998, respectively. Interest and dividends on investment securities increased by $683,000 or 15.6% and $3.4 million or 28.7% due to an increase in average balances. Interest on deposits in other banks decreased by $364,000 and $965,000, respectively, due to a reduction in short-term investable funds held during the current year.

  Interest expense for the three and nine months ended September 30, 1998 increased by $323,000 or 2.8% and $2.3 million or 6.9%, respectively, as compared to the same periods in 1997, due to increases in average interest-bearing liabilities of $35.5 million or 3.1% and $62.9 million or 5.7%, respectively. The average rate on interest-bearing liabilities for the third quarter of 1998 decreased to 4.05% from 4.06% in 1997 due to a decrease in market interest rates, while the average rate for the first nine months of 1998 as compared to the same period in 1997 increased slightly to 4.03% from 3.98%.

  The resulting net interest income decreased by $637,000 or 3.7% for the third quarter of 1998, while net interest income for the first nine months of 1998 increased by $216,000 or 0.4%, compared to the same periods in 1997. Net interest margin of 4.70% and 4.66% for the three and nine months ended September 30, 1998, respectively, decreased from 5.07% and 4.89% in 1997.

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

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1998      1997      1998      1997
                                 (Dollars in thousands)

Allowance for loan losses:
  Balance at beginning of
  period                    $19,168   $19,275   $19,164   $19,436

  Provision for loan losses   3,300     1,250     5,400     2,750

  Loan charge-offs:
  Commercial, financial
    and agricultural            573       450       946     1,064
  Real estate:
    Mortgage-commercial         941       599     1,612       867
    Mortgage-residential        813       167     1,069       367
    Construction                  -         -         -         -
  Consumer:
    Credit card and
     related plans              160       163       605       500
    Other consumer              131       116       614       480

  Other                           -         1         2         3
     Total loan charge-offs $ 2,618   $ 1,496   $ 4,848   $ 3,281

  Recoveries:
  Commercial, financial
    and agricultural        $     2   $    21   $    12   $    30
  Real estate:
    Mortgage-commercial         299         -       300         -
    Mortgage-residential          3         2        31        22
    Construction                  -         -         -         -
  Consumer:
    Credit card and
     related plans               17        18        70        68
    Other consumer               26        33        67        78
  Other                           -         -         1         -
     Total recoveries           347        74       481       198

  Net loan charge-offs        2,271     1,422     4,367     3,083

  Balance at end of period  $20,197   $19,103   $20,197   $19,103

Annualized ratio of net
  loan charge-offs to
  average loans               0.85%     0.54%     0.54%     0.39%

  The provision for loan losses of $3.3 million and $5.4 million for the third quarter and first nine months of 1998 increased by 164.0% and 96.4%, respectively, compared to the same periods in 1997, reflecting the higher level of loan losses recognized during 1998. Net loan charge-offs of $2.3 million and $4.4 million, when expressed as an annualized percentage of average total loans, were 0.85% and 0.54%, respectively. Loan charge-offs during the third quarter of 1998 included $940,000 on a commercial loan and a commercial mortgage loan to a hotel owner, $400,000 on a loan secured by vacant land on the island of Kauai, and $400,000 on a mortgage loan secured by commercial property on the island of Oahu.

  The allowance for loan losses expressed as a percentage of total loans was 1.90% at September 30, 1998, an increase over the 1.84% at December 31, 1997. Considering the reduction in total nonaccrual and delinquent loans during 1998, Management believes that the allowance for loan losses at September 30, 1998 was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the state of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                      September 30,   December 31,  September 30,
                               1998           1997           1997
                                    (Dollars in thousands)

Nonaccrual loans:
  Commercial, financial
     and agricultural       $ 1,225        $ 1,312        $ 1,192
  Real estate:
    Mortgage-commercial       9,604         13,979          8,394
    Mortgage-residential      6,880          1,081          1,448
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer                -             41             81
  Other                           -              -              -
     Total nonaccrual loans  17,709         16,413         11,115

Other real estate             1,155          3,677          3,865
     Total nonperforming
       assets                18,864         20,090         14,980
Loans delinquent for 90
  days or more:
  Commercial, financial
     and agricultural           494          1,302          1,248
  Real estate:
    Mortgage-commercial          83            311          2,491
    Mortgage-residential      4,075         10,112          5,795
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans              106            168             94
    Other consumer              203            340            414
  Other                           -              -              -
     Total loans delinquent
       for 90 days or more    4,961         12,233         10,042

Restructured loans still
  accruing interest:
  Commercial, financial
    and agricultural              -              -            125
  Real estate:
    Mortgage-commercial           -          2,727          2,571
    Mortgage-residential          -              -              -
    Construction                  -              -              -
  Consumer:
    Credit card and
     related plans                -              -              -
    Other consumer                -              -              -
  Other                           -              -              -
     Total restructured
       loans still accruing
       interest                   -          2,727          2,696

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest             $23,825        $35,050        $27,718

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                      1.78%          1.92%          1.43%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans
  and other real estate       2.24%          3.09%          2.39%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of loans
  and other real estate       2.24%          3.36%          2.65%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $23.8 million at September 30, 1998, decreasing by $11.2 million or 32.0% from year-end 1997. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the state of Hawaii. Nonaccrual loans of $17.7 million included several large commercial and commercial mortgage loans. Loans to a hotel interest on the island of Oahu totaling $4.3 million were partially secured by a first mortgage on the hotel property. A $2.5 million loan, of which $2.1 million was repaid in October 1998, was secured by commercial real estate located on the island of Maui, and loans totaling $4.7 million to two borrowers were secured by various properties on the island of Oahu. Nonaccrual loans at September 30, 1998 also included a number of residential mortgages on properties located in various parts of the state. Other real estate of $1.2 million at September 30, 1998 consisted of a condominium unit in Honolulu and undeveloped land on the island of Kauai. Loans delinquent for 90 days or more and still accruing interest totaled $5.0 million at September 30, 1998, a decrease of $7.3 million or 59.4% from year-end 1997. Since December 31, 1997, $4.1 million have been transferred to nonaccrual status, and another $2.2 million in residential mortgages related to a condominium financing project were brought current. Impaired loans at September 30, 1998 totaled $16.7 million and included all nonaccrual loans greater than $500,000 and several commercial and commercial mortgage loans. The allowance for loan losses allocated to impaired loans totaled $3.7 million at September 30, 1998.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, a continuation of the current economic environment in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income of $7.3 million for the third quarter and $13.3 million for the first nine months of 1998 increased by $4.6 million or 167.0% and by $5.4 million or 67.7%, respectively, over the same periods in 1997. Service charges on deposits increased by $116,000 or 16.6% and by $309,000 or 15.8%, respectively, due primarily to a focus on the collection of commercial deposit account fees. Other service charges and fees increased by $99,000 or 6.4% and by $391,000 or 8.8%, respectively, due mainly to increases in credit card and merchant servicing fees. In September 1998, the Bank sold $18 million of credit card receivables resulting in a $4.5 million gain which is included in other income. The sale is expected to result in a reduction in future interest income and net operating income related to the credit card receivables.

Other Operating Expense
  Total other operating expense of $13.6 million for the third quarter of 1998 and $38.8 million for the first nine months of 1998 increased by $1.2 million or 9.5% and by $2.6 million or 7.2%, respectively, over the same periods in 1997. Salaries and employee benefits increased by $481,000 and $846,000, respectively, due in part to an increase in overtime expense incurred in conjunction with the Bank's conversion of its computer processing system. Increases in computer software, education and training expenses, supplies and various other expenses were also incurred in connection with the system conversion and sale of the credit card portfolio. Write-downs of other real estate of $200,000 in the third quarter and $502,000 for the first nine months of 1998 also contributed to the increase in other operating expenses.

Income Taxes
  The effective tax rate for the third quarter and first nine months of 1998 was 43.08% and 37.54%, respectively, compared with the previous year's rates of 37.95% and 38.73%, respectively. During the third quarter of 1998, the Bank recognized approximately $340,000 in income taxes related to second quarter earnings due to uncertainties as to the tax benefits of the Bank's captive real estate investment trust. The decrease in tax rates for the nine months ended September 30, 1998 resulted from an increase in tax-exempt investments and loans held during 1998.

Financial Condition

  Total assets at September 30, 1998 of $1.52 billion increased by $20.4 million or 1.4% over year-end 1997 due to a $19.2 million or 1.9% increase in net loans to $1.06 billion and a $38.8 million or 12.1% increase in investment securities. This asset growth was funded primarily through a $34.1 million reduction in interest-bearing deposits in other banks and a $24.9 million increase in short-term borrowings.

  Total deposits at September 30, 1998 of $1.19 billion decreased by $2.0 million or 0.2% from year-end 1997. Noninterest-bearing deposits of $168.7 million was virtually unchanged during that period, while interest-bearing deposits decreased by $2.2 million. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 1998 of $865.8 million decreased by $10.1 million or 1.2% during the first nine months of 1998, while time deposits of $100,000 and over of $325.4 million increased by $8.1 million or 2.6%. The decrease in core deposits reflected declines in savings account balances which were partially offset by increases in money market accounts. Local competition for deposits remains strong and will continue to challenge the Bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $149.6 million at September 30, 1998 decreased by $2.1 million or 1.4% from December 31, 1997, and stockholders' equity as a percentage of total assets decreased to 9.86% from 10.14% at year-end 1997. On September 14, 1998, the Board declared a third quarter cash dividend of $0.13 per share, bringing total dividends declared to $0.39 per share for the first nine months of 1998, an 8.3% increase over the dividend rate during the same period in 1997. Dividends declared in the first nine months of 1998 totaled $4.1 million compared with $3.8 million in the first nine months of 1997.

  On August 26, 1998, the Board adopted a Shareholder Rights
Plan (the "Plan") which entitles holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. The rights are exercisable only upon the occurrence of specific events and will expire on August 26, 2008. The Plan was designed to ensure that shareholders receive fair and equal treatment in the event of unsolicited or coercive attempts to acquire the Company. The Plan was also intended to guard against unfair tender offers and other abusive takeover tactics. Management knows of no planned or threatened offers to acquire the Company at this time; however, in the current mergers and acquisitions environment, the Plan was deemed a prudent step in protecting the value of shareholders' investments.

  On April 21, 1998, the Board authorized a stock repurchase program to repurchase up to 5%, or approximately 530,000 shares, of the 10.6 million shares of the Company's common stock outstanding. On September 14, 1998, the Board approved the repurchase of an additional 5% of common stock outstanding. The stock repurchase program is being conducted in the open market and is dependent upon market conditions. Stock repurchases commenced during the third quarter of 1998, and the Company has repurchased approximately 655,000 shares to date at a weighted average price of $17.47. The stock repurchase program will result in a slight decrease in capital and capital ratios and a corresponding increase in equity-based performance measures in future periods.

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

                           Required         Actual         Excess

At September 30, 1998:
  Tier I risk-based
     capital ratio            4.00%         12.54%          8.54%
  Total risk-based
     capital ratio            8.00%         13.80%          5.80%
  Leverage capital ratio      4.00%          9.92%          5.92%

At December 31, 1997:
  Tier I risk-based
     capital ratio            4.00%         12.45%          8.45%

  Total risk-based
     capital ratio            8.00%         13.71%          5.71%
  Leverage capital ratio      4.00%         10.41%          6.41%

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

                           Required         Actual         Excess

At September 30, 1998:
  Tier I risk-based
     capital ratio            6.00%         12.22%          6.22%
  Total risk-based
     capital ratio           10.00%         13.48%          3.48%
  Leverage capital ratio      5.00%          9.67%          4.67%

At December 31, 1997:
  Tier I risk-based
     capital ratio            6.00%         11.63%          5.63%
  Total risk-based
     capital ratio           10.00%         12.88%          2.88%
  Leverage capital ratio      5.00%          9.72%          4.72%

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity position are discussed in its 1997 Annual Report to Shareholders.
No significant changes have occurred during the nine months ended
September 30, 1998.

Item 3.   Quantitative and Qualitative Disclosures About Market
  Risk

  The Company discussed the nature and extent of market risk exposure in its 1997 Annual Report to Shareholders. No significant changes have occurred during the nine months ended
September 30, 1998.


PART II.  OTHER INFORMATION

Items 1 to 5.

  Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The Financial Data Schedule as of and for the nine months ended September 30, 1998, is filed as
               Exhibit 27 to this report on Form 10-Q.

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the third quarter of 1998.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date: November 12, 1998     /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date: November 12, 1998     /s/ Neal Kanda
                              Neal Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          September 30,   December 31,
(Dollars in thousands, except per share data)                      1998           1997

ASSETS
Cash and due from banks                                      $   48,362     $   50,695
Interest-bearing deposits in other banks                            114         34,188
Investment securities:
  Held to maturity, at cost (fair value of $125,995 at
     September 30, 1998 and $153,494 at December 31, 1997)      122,258        152,688
  Available for sale, at fair value                             237,262        168,023
     Total investment securities                                359,520        320,711

Loans                                                         1,061,283      1,041,023
  Less allowance for loan losses                                 20,197         19,164
     Net loans                                                1,041,086      1,021,859

Premises and equipment                                           26,871         26,676
Accrued interest receivable                                       9,620          9,404
Investment in unconsolidated subsidiaries                         7,294          7,269
Due from customers on acceptances                                    90             59
Other real estate owned                                           1,155          3,677
Other assets                                                     23,360         22,563

     Total assets                                            $1,517,472     $1,497,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $  168,669     $  168,505
  Interest-bearing deposits                                   1,022,503      1,024,653
     Total deposits                                           1,191,172      1,193,158
Short-term borrowings                                            31,188          6,248
Long-term debt                                                  120,894        127,705


Bank acceptances outstanding                                         90             59
Other liabilities                                                24,480         18,189

     Total liabilities                                        1,367,824      1,345,359

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                              -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 10,016,696 shares at September 30,
     1998, and 10,579,184 shares at December 31, 1997             6,740          6,612
  Surplus                                                        45,848         45,848
  Retained earnings                                              96,098         99,188
  Unrealized gain on investment securities,
     net of taxes                                                   962             94

     Total stockholders' equity                                 149,648        151,742

     Total liabilities and stockholders' equity              $1,517,472     $1,497,101

Book value per share                                             $14.94         $14.34

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         Three Months Ended          Nine Months Ended
(Dollars in thousands,                        September 30,              September 30,
except per share data)                       1998      1997             1998      1997

Interest income:
  Interest and fees on loans              $22,894   $23,571          $68,107   $68,440
  Interest and dividends on
     investment securities:
     Taxable interest                       4,398     3,831           13,456    10,681
     Tax-exempt interest                      357       246              978       399
     Dividends                                317       312              942       863
  Interest on deposits in other banks         170       534              819     1,784
  Interest on Federal funds sold                1         3                3         3
     Total interest income                 28,137    28,497           84,305    82,170

Interest expense:
  Interest on deposits                      9,774     9,572           29,088    27,596
  Interest on short-term borrowings            51        80              445       215
  Interest on long-term debt                1,934     1,784            5,834     5,276

     Total interest expense                11,759    11,436           35,367    33,087

     Net interest income                   16,378    17,061           48,938    49,083
Provision for loan losses                   3,300     1,250            5,400     2,750
Net interest income after
       provision for loan losses           13,078    15,811           43,538    46,333

Other operating income:
  Service charges on deposit accounts         814       698            2,270     1,961
  Other service charges and fees            1,641     1,542            4,811     4,420
  Trust income                                170       121              470       310



  Equity in earnings of
     unconsolidated subsidiaries               80       107              270       368
  Fees on foreign exchange                    135       169              445       556
  Other                                     4,479       104            5,061       330

     Total other operating income           7,319     2,741           13,327     7,945

Other operating expense:
  Salaries and employee benefits            6,896     6,415           20,024    19,178
  Net occupancy                             1,586     1,613            4,768     4,861
  Equipment                                   730       666            2,155     1,993
  Other                                     4,351     3,697           11,839    10,138

     Total other operating expense         13,563    12,391           38,786    36,170

     Income before income taxes             6,834     6,161           18,079    18,108
Income taxes                                2,944     2,338            6,786     7,014

     Net income                           $ 3,890   $ 3,823          $11,293   $11,094

Other comprehensive income, net of tax:
  Unrealized holding gains
     on securities                            881       416              868       579

     Comprehensive income                 $ 4,771   $ 4,239          $12,161   $11,673

Per common share:
  Net income - basic                      $  0.38   $  0.36          $  1.08   $  1.05
  Net income - diluted                       0.38      0.36             1.07      1.05
  Cash dividends declared                 $  0.13   $  0.12          $  0.39   $  0.36

Weighted average shares outstanding
  (in thousands)                           10,320    10,554           10,505    10,547

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended
                                                   September 30,
(Dollars in thousands)                            1998      1997

Cash flows from operating activities:
  Net income                                   $11,293   $11,094
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for loan losses                   5,400     2,750
     Provision for depreciation and
       amortization                              2,240     2,041
     Net amortization and accretion of
       investment securities                       212       269
     Federal Home Loan Bank stock
       dividends received                         (942)     (863)
     Net (gain) loss on sale of loans           (4,295)       43
     Net change in loans held for sale          (5,201)    3,800
     Deferred income tax expense                (1,472)    1,065
     Equity in earnings of unconsolidated
       subsidiaries                               (270)     (368)
     (Increase) decrease in accrued interest
       receivable, other real estate
       owned and other assets                    2,777    (8,878)
     Increase in accrued interest payable
       and other liabilities                     6,489       930

       Net cash provided by operating
          activities                            16,231    11,883

Cash flows from investing activities:
  Proceeds from maturities of and
     calls on investment securities
     held to maturity                           55,648    30,993
  Purchases of investment securities
     held to maturity                          (25,274)  (66,505)
  Proceeds from maturities and calls
     on investment securities available
     for sale                                   21,360    37,358
  Purchases of investment securities
     available for sale                        (88,367)  (46,321)
  Net decrease in interest-bearing
     deposits in other banks                    34,074     2,733
  Net loan originations                        (15,630)  (11,979)
  Proceeds from disposal of premises
     and equipment                                  44         3
  Purchases of premises and equipment           (2,479)   (1,901)
  Distributions from unconsolidated
     subsidiaries                                  295       265

  Investment in unconsolidated
     subsidiaries                                  (50)     (150)
       Net cash used in investing
          activities                           (20,379)  (55,504)

Cash flows from financing activities:
  Net increase (decrease) in deposits           (1,986)   17,288
  Proceeds from long-term debt                  46,500    34,000
  Repayments of long-term debt                 (53,311)  (21,643)
  Net increase in short-term
     borrowings                                 24,940     1,073
  Cash dividends paid                           (4,134)   (3,797)
  Proceeds from sale of common stock               534       339
  Repurchases of common stock                  (10,728)        -

       Net cash provided by
          financing activities                   1,815    27,260

       Net decrease in cash and cash
          equivalents                           (2,333)  (16,361)

Cash and cash equivalents:
  At beginning of period                        50,695    55,534
  At end of period                             $48,362   $39,173

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                              $32,155   $32,497
  Cash paid during the period
     for income taxes                          $ 1,350   $ 7,700

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate       $   499   $ 3,209


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

  The results of operations for the three and nine months ended
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

  Components of other comprehensive income for the three and nine months ended September 30, 1998 and 1997 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. There were no sales of investment securities during those periods. Income tax expense (benefit) allocated to components of other comprehensive income were $586,000 and $578,000 for the three and nine months ended September 30, 1998, respectively, and $277,000 and $385,000 for the three and nine months ended September 30, 1997, respectively. Accumulated other comprehensive income is presented below as of the dates indicated:

                                              September 30,
(Dollars in thousands)                       1998      1997

Balance at beginning of year                $  94     $(590)
Current-period change                         868       579

  Balance at end of period                 $  962     $ (11)


3.  Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although it need not be applied to interim periods in the initial year of implementation. SFAS No. 131 establishes standards for the way public companies report selected quarterly information about business segments, including information on products and services, geographic areas and major customers, based on a management approach to reporting. Reclassification of financial statements for prior periods will be required for comparative purposes. As this statement relates solely to disclosure requirements, its implementation will not have an effect on the Company's consolidated financial statements.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, "Employers' Accounting for Pensions, No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
SFAS No. 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets to facilitate financial analysis and eliminates certain disclosures that are no longer considered useful. As this statement relates solely to disclosure requirements, its implementation will not have a material impact on the Company's consolidated financial statements.

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

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 135, effective for the first fiscal quarter beginning after December 15, 1998, requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities or other retained interests be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the entity's ability and intent to sell or hold those investments. The implementation of SFAS No. 135 is not expected to have a material impact on the Company's consolidated financial statements.