Form 10-K405
period 1998-12-31
CPB INC
filed 1999-03-30
CIK 701347

        As filed with the Securities and Exchange Commission on March 30, 1999

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
Mark One
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998
                                         or

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

            Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, No Par Value
                                  (Title of class)
                          Preferred Share Purchase Rights
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $127,501,000.

Number of shares of common stock of the registrant outstanding as of February 26, 1999: 9,777,036 shares

The following documents are incorporated by reference herein:


                                                                           PART OF FORM 10-K
DOCUMENT INCORPORATED                                                      INTO WHICH INCORPORATED
---------------------                                                      -----------------------
1998 Annual Report to Shareholders                                         Parts II and IV
Definitive Proxy Statement for the Annual Meeting of Shareholders which
will be filed within 120 days of the fiscal year ended December 31, 1998   Part III




                                 TABLE OF CONTENTS

                                                                                      PAGE

                                       PART I


ITEM 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
ITEM 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
ITEM 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
ITEM 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . 26
ITEM 4(A).  Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . 26


                                       PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters. . . 27
ITEM 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . 27
ITEM 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 27
ITEM 7A.    Quantitative and Qualitative Disclosures Regarding Market Risk . . . . . . 27
ITEM 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . 27
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . 27


                                       PART III

ITEM 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . 28
ITEM 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . 28
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . 28
ITEM 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . 28

                                       PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . 29

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32


                                       PART I

ITEM 1.  BUSINESS

Organization

     CPB Inc. (the "Company") is a Hawaii corporation organized on February 1, 1982 pursuant to a Plan of Reorganization and Agreement of Merger as a bank holding company and is subject to the Bank Holding Company Act of 1956, as amended. The Company's principal business is to serve as a holding company for its subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. Based on total consolidated assets at December 31, 1998, the Company was the third largest bank holding company in Hawaii.

     The Company owns 49% of Trans-Pacific Mortgage Group LLC. Trans-Pacific Mortgage Group LLC was formed to enhance the Company's market penetration in the residential mortgage business.

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

     The Bank also owns 100% of the outstanding common stock of CPB Real Estate, Inc. ("CPBREI"), a real estate investment trust, which acquires and holds stable, long-term real estate related assets including residential mortgage loans, commercial real estate loans and mortgage-backed securities. CPBREI was incorporated in March 1998. In November 1998, the Bank issued 132 shares of CPBREI preferred stock to certain employees of the Bank.

     The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

     The Bank is a full-service commercial bank which currently has 27 banking offices and 63 ATMs located throughout the State of Hawaii. Its administrative and main office is located in Honolulu, and there are 20 other branches on the island of Oahu. In addition, the Bank operates one branch on the island of Maui, two branches on the island of Kauai and three branches on the island of Hawaii.

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

     The Bank offers VISA CHECK CARD, a debit card service, to its customers. The Bank is also a member of the Star ATM Network and offers an Infoline service, providing telephonic account information and funds transfer services.

     Specialized services designed to service the needs of businesses and individuals include business PC banking, merchant services, travelers' checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

     The Bank's Trust Division offers asset management and custody services for a variety of accounts including revocable and irrevocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

Market Area and Competition

     The Bank competes in the financial services industry mainly targeting retail and small to mid-sized businesses. The market is highly competitive with 6 commercial banks, 3 savings and loans, 7 finance companies and numerous credit unions and finance companies operating in the State of Hawaii. The two largest banks in the state have expanded their markets out-of-state through merger and acquisition activity. Pacific Century Financial Corporation had $15.0 billion in total assets at year-end 1998.
Bank of Hawaii, the subsidiary bank, maintains approximately 23% of the individual, partnership and corporate ("IPC") deposits in the state of Hawaii.

     Bancwest Corporation had $15.0 billion in assets at year-end 1998. First Hawaiian Bank, the subsidiary bank, has approximately 22% of the IPC deposits in Hawaii.

     American Savings Bank, a subsidiary of Hawaiian Electric Industries, held $5.7 billion in assets at year end 1998. Bank of America-Hawaii, which purchased Honolulu Federal Savings and Loan in 1992 and Liberty Bank in 1994, was purchased by American Savings Bank in 1997. American Savings Bank has approximately 19% of the IPC deposits in the state of Hawaii.

     Central Pacific Bank is the third largest commercial bank maintaining IPC market share of close to 7%. At $1.5 billion in assets, the Bank is building its position in the marketplace as a local community bank which is large enough to provide a wide range of banking services yet small enough to deliver personalized service. Central Pacific Bank offers a full range of banking services to small- and medium-sized businesses, professionals and individuals. The Bank remains competitive with pricing and superior service levels. The Bank also has a strong capital base to provide for expansion opportunities in its quest to better serve the community. With recent consolidation in the financial services industry, competition has intensified. The larger institutions are very focused in the business banking and personal banking areas, while leveraging their large branch and electronic banking networks to attract retail customers. The two large banks also tend to lead the market with respect to new products and pricing.

     The banking and financial services industry in Hawaii generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet the needs of the communities served. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents.

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

     From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "Item 1. Business--Supervision and Regulation."

Supervision and Regulation

     General

     Bank holding companies and banks are extensively regulated under both federal and state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the next Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

     The Company

     The Company, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file with the Federal Reserve Board quarterly reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     The Bank

     The Bank, as a Hawaii chartered bank, is subject to primary supervision, periodic examination, and regulation by the Hawaii Commissioner of Financial Institutions ("Hawaii Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a Hawaii chartered bank would result in a revocation of the Bank's charter. The Hawaii Commissioner has many of the same remedial powers. The Bank has never been subject to any such actions by the FDIC or the Hawaii Commissioner.

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

     Dividends and Other Transfers of Funds

     Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $97.1 million at December 31, 1998. In addition, the Hawaii Commissioner and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     The FDIC and the Hawaii Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and the Hawaii Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Hawaii Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "--Prompt Corrective Action and Other Enforcement Mechanisms" and "--Capital Standards" for a discussion of these additional restrictions on capital distributions.

     The Federal Reserve Board also has the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice.

Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Hawaii Commissioner may impose similar limitations on the conduct of Hawaii-chartered banks. See "--Capital Standards" and "--Prompt Corrective Action and Other Enforcement Mechanisms," for a discussion of these additional restrictions on capital distributions.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). Hawaii law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "--Prompt Corrective Action and Other Enforcement Mechanisms."

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

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1998.



                                             As of December 31, 1998
                                   ACTUAL             REQUIRED           EXCESS
                           AMOUNT       RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                           ------       -----    ------    -----    ------    -----
                                               (Dollars in thousands)
Leverage ratio           $137,233        9.05%  $60,636     4.00%   $76,597   5.05%
Tier 1 risk-based ratio   137,233       11.28    48,661     4.00     88,572   7.28
Total risk-based ratio    152,500       12.54    97,322     8.00     55,178   4.54


     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1998.



                                                 As of December 31, 1998
                                         ACTUAL           REQUIRED           EXCESS
                                  AMOUNT     RATIO    AMOUNT    RATIO   AMOUNT    RATIO
                                  ------     -----    ------    -----   ------    -----
                                                  (Dollars in thousands)
Leverage ratio                  $147,338      9.71%  $60,722     4.00%  $86,616   5.71%
Tier 1 risk-based ratio          147,338     12.10    48,698     4.00    98,640   8.10
Total risk-based ratio           162,616     13.36    97,395     8.00    65,221   5.36



     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

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

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately
1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it, including the state of Hawaii. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

     A bank's compliance with its CRA obligations is determined using a performance-based evaluation system which rates an institution's lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted as of August 25, 1997, the Bank was rated outstanding, the highest possible rating, in complying with its CRA obligations.

     Year 2000 Compliance

     The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines. Compliance examinations were conducted by the FDIC in April and November 1998 and by the Federal Reserve Board in December 1998. A discussion of the Company's Year 2000 compliance effort is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations which is included in the 1998 Annual Report to Shareholders.

     Accounting Changes

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company on January 1, 1997 and which management of the Company determined had no material impact on the Company's results of operations or financial position. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This Statement also provides additional guidance on these types of transactions. The statements did not have a material impact on the Company's results of operations or financial position when adopted.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The application of the statement in December 1997 did not have a material impact on the Company's results of operations or financial position when adopted.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The application of the statement in December 1997 did not have a material impact on the Company's results of operations or financial position when adopted.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The application of the statement, effective from January 1, 1998, did not have a material impact on the Company's results of operations or financial position when adopted.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The application of the statement, effective from January 1, 1998, did not have a material impact on the Company's results of operations or financial position when adopted.

     In February 1998, the FASB issued SFAS No. 132, "Statement on Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans and is effective for fiscal years beginning after December 15, 1997. The application of the statement, effective for the year ended December 31, 1998, did not have a material impact on the Bank's results of operations or financial position when adopted.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management of the Bank does not expect the adoption of SFAS No. 133 to have a material impact on the Bank's results of operations or financial position when adopted.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank does not expect the adoption of SFAS No. 134 to have a material impact on the Bank's results of operations or financial position when adopted.

     Certain amounts in the consolidated financial statements and notes thereto for the previous two years have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

Employees

     At February 26, 1999, the Company employed 592 persons, 574 on a full-time basis and 18 on a part-time basis. Management of the Company believes that it has favorable employee relations.

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

Loan Portfolio

     Total loans increased to $1,105.9 million at December 31, 1998, compared with $1,041.0 million at the end of 1997, and $1,042.0 million at the end of 1996. Increases in loan volumes were recorded in all major loan categories except consumer loans.

     The Bank emphasizes residential and commercial mortgage loans, business loans to professionals and middle-market companies and consumer loans. Its marketing strategy for generating new loans includes a business calling program which requires officers at all levels to make client development visits to local businesses each month. In addition, the Bank uses television, radio, print and direct mail marketing.

     A significant portion of the Bank's loan portfolio is secured by real estate. Management believes that the Bank's underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. However, due to the slowdown in the Hawaiian economy, delinquencies and charge-offs during 1998 increased over the previous year. Continued recessionary conditions in Hawaii may further negatively impact the Bank's real estate collateral and adversely impact the level of nonperforming loans and provision for loan losses in the future.
See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses,"
"-- Nonperforming Assets" and "-- Financial Condition."

     At December 31, 1998, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

     The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I.  Loans by Categories



                                                                   December 31,
                                        1998            1997           1996           1995          1994
                                        ----            ----           ----          -----          ----
                                                               (Dollars in thousands)
Commercial,
  financial
  and agricultural                  $189,796        $146,779       $141,735       $165,292      $211,257

Real estate --
  construction                        61,375          45,082         43,520         47,853        52,811

Real estate --
  mortgage --
  residential                        337,213         331,347        347,608        341,229       332,073




Real estate --
  mortgage --
  commercial                         482,849         449,417        430,682        368,772       328,979

Consumer                              34,679          68,398         78,431         67,210        66,848
                                   ---------       ---------      ---------        -------       -------

Total loans                        1,105,912       1,041,023      1,041,976        990,356       991,968

Allowance for
  loan losses                         20,066          19,164          9,436         20,156        18,296
                                   ---------       ---------      ---------        -------       -------

    Net loans                     $1,085,846      $1,021,859     $1,022,540       $970,200      $973,672
                                   ---------       ---------      ---------        -------       -------
                                   ---------       ---------      ---------        -------       -------


     Commercial, Financial and Agricultural. Loans in this category consist primarily of small and middle-market businesses and professionals located in Hawaii. The Bank typically looks to the borrower's business as the principal source of repayment, although the Bank's underwriting policy generally requires additional sources of collateral, including real estate. Because the Bank has maintained its underwriting standards during the recent periods of recession and slow growth in the local economy, there are fewer lending opportunities which meet the Bank's underwriting criteria. Nonetheless, commercial loan volumes increased in 1998 to $189.8 million at December 31, 1998, after experiencing declines in three of the previous four years.

     Real Estate - Construction. Real estate - construction loans increased to $61.4 million at year-end 1998, from $45.1 million at the end of 1997 and $43.5 million at the end of 1996. The majority of the construction loans provided by the Bank in this category were used for residential development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

     Real estate - mortgage - residential. Residential mortgage loans of $337.2 million are comprised primarily of adjustable rate one-to-four family first mortgages. In general, the bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 1998 totaled $29.0 million.

     Home equity lines of credit of $79.0 million, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

     Real Estate - Mortgage - Commercial. The major components of the Bank's portfolio of commercial mortgage loans at December 31, 1998 included $277.3 million for stores and offices, $80.0 million for warehouses and industrial buildings, and $94.7 million for apartment buildings with 5 or more units.

     The following table sets forth certain information with respect to the composition of the Bank's Real Estate - Mortgage loan portfolio as of the dates indicated.

Table II.  Mortgage Loan Portfolio Composition



                                                                     December 31,
                              1998                  1997                 1996                  1995                  1994
                        AMOUNT  PERCENT     AMOUNT     PERCENT     AMOUNT   PERCENT     AMOUNT      PERCENT    AMOUNT     PERCENT
                        ------  -------     ------     -------     ------   -------     ------      -------     ------     -------
                                                                (Dollars in thousands)
Residential:
  1-4 units           $322,920   39.4%     $323,283     41.4%     $341,890    43.9%     $335,345       47.2%    $328,282     49.7%
  5 or more
  units                 14,293    1.7         8,064      1.0         5,718     0.7         5,884        0.8        3,791      0.6
Commercial,
  industrial
  and other            482,849   58.9       449,417     57.6       430,682    55.4       368,772       52.0      328,979     49.7
                     --------- ---------  ---------   ---------  ---------  ---------  ---------     --------- ---------   ---------

  Total               $820,062  100.0%     $780,764    100.0%     $778,290   100.0%     $710,001      100.0%    $661,052    100.0%
                     --------- ---------  ---------   ---------  ---------  ---------  ---------     --------- ---------   ---------
                     --------- ---------  ---------   ---------  ---------  ---------  ---------     --------- ---------   ---------


     Consumer Loans. The following table sets forth the primary components of the Bank's Consumer loan portfolio as of the dates indicated.

Table III.  Consumer Loan Portfolio Composition




                                                                      December 31,
                            1998                      1997                1996                1995                 1994
                     AMOUNT     PERCENT        AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT     PERCENT   AMOUNT    PERCENT
                     ------     -------        ------    -------    ------    -------   ------     -------   ------    -------
                                                                (Dollars in thousands)

Automobile          $20,214       58.3%       $25,874     37.8%    $35,424     45.2%   $26,368      39.2%   $27,786     41.6%
Credit cards
  and related
  plans               4,003       11.5         26,058     38.1      23,989     30.6     22,151      33.0     19,612     29.3
Other                10,462       30.2         16,466     24.1      19,018     24.2     18,691      27.8     19,450     29.1
                    -------      -----        -------    -----      -------   -----     -------    -----     -------   -----

  Total             $34,679      100.0%       $68,398    100.0%    $78,431    100.0%   $67,210     100.0%   $66,848    100.0%
                    -------      -----        -------    -----      -------   -----     -------    -----     -------   -----
                    -------      -----        -------    -----      -------   -----     -------    -----     -------   -----



     Automobile loans, comprised primarily of indirect dealer loans, were $20.2 million or 58.3% of the consumer loan portfolio in 1998. This figure includes $19.8 million in indirect automobile loans.

     Credit cards and related plans decreased by $22.1 million in 1998 due to the sale of the Bank's credit card portfolio in the third quarter of 1998. The sale resulted in a gain of $4.6 million.

Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 1998. The table excludes real estate loans (other than construction loans) and consumer loans.

Table IV.  Maturity Distribution of Commercial and Construction Loans


                                             MATURING
                                             --------
                                             OVER ONE
                              ONE YEAR        THROUGH      OVER FIVE
                               OR LESS     FIVE YEARS          YEARS         TOTAL
                               -------     ----------      ---------         -----
                                             (Dollars in thousands)
Commercial, financial
  and agricultural            $108,213       $ 72,853        $ 8,730      $189,796
Real estate -- construction     28,677         30,788          1,910        61,375
                              --------       --------        -------      --------
  Total                       $136,890       $103,641        $10,640      $251,171
                              --------       --------        -------      --------
                              --------       --------        -------      --------


     The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans


                             MATURING
                             --------
                      OVER ONE
                       THROUGH           OVER
                    FIVE YEARS     FIVE YEARS        TOTAL
                    ----------     ----------        -----
                              (Dollars in thousands)
With fixed
  interest rates    $ 30,112         $ 2,538         $ 32,650
With variable
  interest rates      73,529           8,102           81,076
                    --------         -------         --------
  Total             $103,641         $10,640         $113,726
                    --------         -------         --------
                    --------         -------         --------

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

     During 1998, $6.6 million was provided for loan losses compared to $3.5 million in 1997 and $2.5 million in 1996. In 1998, the Bank experienced net charge-offs of $5.7 million, compared with net charge-offs of $3.8 million in 1997 and $3.2 million in 1996. The allowance for loan losses at December 31, 1998 was $20.1 million, compared to $19.2 million at December 31, 1997 and $19.4 million at December 31, 1996. The ratio of the allowance for loan losses to total loans was 1.81%, 1.84% and 1.87% at December 31, 1998, 1997 and 1996, respectively.

     Management believes that the allowance for loan losses at December 31, 1998 was adequate to absorb known and inherent risks in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses" and "-- Nonperforming Assets."

     The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI.  Allowance for Loan Losses



                                                      Year ended December 31,
                                 1998            1997           1996          1995           1994
                                 ----            ----           ----          ----           ----
                                                                     (Dollars in thousands)
Average amount of
  loans outstanding           $1,071,350     $1,044,538     $1,010,255     $1,004,094       $947,433
                              ----------     ----------     ----------     ----------       --------
                              ----------     ----------     ----------     ----------       --------
Allowance for loan losses:
  Balance at beginning
    of year                      $19,164        $19,436        $20,156        $18,296        $17,131
  Charge-offs:                   -------        -------        -------        -------        -------
  Commercial, financial
    and agricultural                 980          1,139            662            146            129
  Real estate -- construction         --             --             --             --             --
  Real estate -- mortgage
    -- residential                 1,993            786            786            192            538
  Real estate -- mortgage
    -- commercial                  2,102            867          1,250            943          1,360
  Consumer                         1,506          1,250            857            540            492
                                   -----          -----          -----          -----          -----
    TOTAL                          6,581          4,042          3,555          1,821          2,519
                                   -----          -----          -----          -----          -----
  Recoveries:
  Commercial, financial
    and agricultural                 213             34            108            192            160
  Real estate -- construction         --             --             19             --             --

  Real estate -- mortgage
    -- residential                    52             44             31             48             32
  Real estate -- mortgage


    -- commercial                    410             --             --             --             --
  Consumer                           208            192            177            141            192
                                   -----          -----          -----          -----          -----
    TOTAL                            883            270            335            381            384
                                   -----          -----          -----          -----          -----
    Net loans charged
      off                          5,698          3,772          3,220          1,440          2,135
  Provision charged                -----          -----          -----          -----          -----
    to operations                  6,600          3,500          2,500          3,300          3,300
                                   -----          -----          -----          -----          -----
      Balance at end of year     $20,066        $19,164        $19,436        $20,156        $18,296
                                 -------        -------        -------        -------        -------
                                 -------        -------        -------        -------        -------
Ratios:
Allowance for loan losses
  to loans outstanding at
  end of year                      1.81%          1.84%          1.87%          2.04%          1.84%
Net loans charged off
  during year to average
  loans outstanding
  during year                      0.53%          0.36%          0.32%          0.14%          0.23%


     Over the five-year period ended December 31, 1998, the allocation of the allowance for loan losses for the largest loan category, commercial real estate mortgage loans, increased steadily to correspond with increases in the total volume of loans and the level of loan losses in these categories. The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

     The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII.  Allocation of Allowance for Loan Losses


                                                                             December 31,
                              1998                     1997                      1996                      1995
                                   PERCENT                  PERCENT                  PERCENT                  PERCENT
                                   -------                  -------                  -------                  -------
                                  OF LOANS                 OF LOANS                 OF LOANS                 OF LOANS
                                  --------                 --------                 --------                 --------
                                   IN EACH                  IN EACH                  IN EACH                  IN EACH
                                   -------                  -------                  -------                  -------
                     ALLOWANCE    CATEGORY    ALLOWANCE    CATEGORY    ALLOWANCE    CATEGORY    ALLOWANCE    CATEGORY
                     ---------    --------    ---------    --------    ---------    --------    ---------    --------
                      FOR LOAN    TO TOTAL     FOR LOAN    TO TOTAL     FOR LOAN    TO TOTAL     FOR LOAN    TO TOTAL
                      --------    --------     --------    --------     --------    --------     --------    --------
                        LOSSES       LOANS       LOSSES       LOANS       LOSSES       LOANS       LOSSES       LOANS
                        ------       -----       ------       -----       ------       -----       ------       -----
                                                                        (Dollars in thousands)
Commercial,
  financial and
  agricultural         $ 3,900       17.23%     $ 2,700        14.1%     $ 2,900        13.6%     $ 4,100        16.7%
Real estate --
  construction             100         5.5          100         4.3          100         4.2          200         4.9
Real estate --
  mortgage --
  residential            2,700        30.5        2,400        31.9        1,700        33.4        1,800        34.4
Real estate --
  mortgage --
  commercial             7,100        43.7        6,700        43.1        9,300        41.3        7,800        37.2
Consumer                   400         3.1          900         6.6          600         7.5          600         6.8
Unallocated              5,866         N/A        6,364         N/A        4,836         N/A        5,656         N/A
                       -------       ------     -------       ------     -------       ------     -------      ------
  Total                $20,066       100.0%     $19,164       100.0%     $19,436       100.0%     $20,156       100.0%
                       -------       ------     -------       ------     -------       ------     -------       -----
                       -------       ------     -------       ------     -------       ------     -------       -----

                              1994
                                  PERCENT
                                  -------
                                 OF LOANS
                                 --------
                                  IN EACH
                                  -------
                    ALLOWANCE    CATEGORY
                    ---------    --------
                     FOR LOAN    TO TOTAL
                     --------    --------
                       LOSSES       LOANS
                       ------       -----

Commercial,
  financial and
  agricultural        $ 5,100        21.3%
Real estate --
  construction            500         5.3
Real estate --
  mortgage --
  residential           3,000        33.5
Real estate --
  mortgage --
  commercial            5,500        33.2
Consumer                  400         6.7
Unallocated             3,796         N/A
                      -------       ------
  Total               $18,296       100.0%
                      -------       ------
                      -------       ------

Investment Portfolio

     The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.

Table VIII.  Distribution of Investment Securities


                                                                    December 31,
                                         1998                           1997                         1996
                                         ----                           ----                         ----
                                 HELD TO      AVAILABLE        HELD TO      AVAILABLE        HELD TO      AVAILABLE
                                MATURITY       FOR SALE       MATURITY       FOR SALE       MATURITY       FOR SALE
                               (AT AMOR-  (AT ESTIMATED      (AT AMOR-  (AT ESTIMATED      (AT AMOR-  (AT ESTIMATED
                              TIZED COST)    FAIR VALUE)    TIZED COST)    FAIR VALUE)    TIZED COST)    FAIR VALUE)
                              -----------    -----------    -----------    -----------    -----------    -----------
                                                                      (Dollars in thousands)
U.S. Treasury and
  other U.S. Government
  agencies                      $ 67,304       $208,641       $114,374       $148,434       $100,153       $113,339

States and political
  subdivisions                    53,172          4,103         38,314          2,723          9,091          2,791

Other                                 --         18,216             --         16,866             --          5,084
                                --------       --------       --------       --------       --------       --------

  Total investment
    securities                  $120,476       $230,960       $152,688       $168,023       $109,244       $131,214
                                --------       --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------       --------


     The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 1998. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 1998.

Maturity Distribution of Investment Portfolio

     The following table sets forth the maturity distribution of the investment portfolio at December 31, 1998.

Table IX.  Maturity Distribution of Investment Portfolio


                                                                                  WEIGHTED
                                                                       BOOK        AVERAGE
PORTFOLIO TYPE AND MATURITY GROUPING                                  VALUE      YIELD(f1)
------------------------------------                                  -----      ---------
(Dollars in thousands)

Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
  Within one year                                                 $   2,993          6.164%
  After one but within five years                                    24,096          6.767
  After five but within ten years                                    27,190          6.566
  After ten years                                                    13,025          7.136
                                                                  ---------
    Total U.S. Treasury and other U.S. Government agencies           67,304          6.730
                                                                  ---------

States and political subdivisions:
  Within one year                                                        --             --
  After one but within five years                                    21,290          6.704
  After five but within ten years                                    24,179          6.526
  After ten years                                                     7,703          8.706
                                                                  ---------
    Total states and political subdivisions                          53,172          6.913
                                                                  ---------

    Total held-to-maturity portfolio                               $120,476          6.811%
                                                                  ---------
                                                                  ---------

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
  Within one year                                                 $  23,811          4.672%
  After one but within five years                                    41,073          5.829
  After five but within ten years                                    65,224          5.951
  After ten years                                                    78,533          6.287
                                                                  ---------
    Total U.S. Treasury and other U.S. Government agencies          208,641          5.902
                                                                  ---------

States and political subdivisions:
  Within one year                                                        --             --
  After one but within five years                                     1,187          6.786
  After five but within ten years                                     1,124          5.738
  After ten years                                                     1,792          7.962
                                                                  ---------
    Total states and political subdivisions                           4,103          7.012
                                                                  ---------



Other:
  Within one year                                                        --             --
  After one but within five years                                        --             --
  After five but within ten years                                        --             --
  After ten years                                                    18,216          7.339
                                                                  ---------
    Total other                                                      18,216          7.330
                                                                  ---------

    Total available-for-sale portfolio                             $230,960          6.035%
                                                                  ---------
                                                                  ---------

Total investment securities                                        $351,436          6.301%
                                                                  ---------
                                                                  ---------

(f1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

Deposits

     The Bank competes for deposits in Hawaii principally by providing quality customer service at its branch offices. The Bank, over the years, has developed a relatively large and stable base of core deposits which consists of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000.

     Total deposits at December 31, 1998, 1997 and 1996 were $1,269.1 million, $1,193.2 million, and $1,123.6 million, respectively. Deposits increased by 6.4% in 1998 compared with a 6.2% growth rate in 1997. Interest-bearing deposits, excluding time deposits of $100,000 and over, increased by 4.3% in 1998 and 2.4% in 1997. Noninterest-bearing deposits increased by 10.9% in 1998 and 0.2% in 1997. The Bank's ratio of core deposits to total deposits has declined steadily over the past several years to 72.9% at December 31, 1998, from 73.4% at year-end 1997 and 76.5% at year-end 1996. Meanwhile, time deposits of $100,000 and over increased to $344.2 million at December 31, 1998, from $317.2 million at year-end 1997 and $264.3 million at year-end 1996. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition."

     The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the year indicated. Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits

                                                         Year ended December 31,
                                         1998                      1997                       1996
                                         ----                      ----                       ----
                                           AVERAGE                  AVERAGE                    AVERAGE
                                 AVERAGE      RATE        AVERAGE      RATE        AVERAGE        RATE
                                 BALANCE      PAID        BALANCE      PAID        BALANCE        PAID
                                 -------      ----        -------      ----        -------        ----
                                                                           (Dollars in thousands)
Noninterest-bearing
  demand deposits             $  162,625        --%    $  155,232        --%    $  153,288          --%
Interest-bearing
  demand deposits                 99,059      1.30         95,056      1.35         94,389        1.36
Savings and money
  market deposits                401,936      2.74        398,667      2.78        392,603        2.80
Time deposits                    530,237      4.94        495,211      5.01        461,771        5.00
                              ----------               ----------               ----------
    TOTAL                     $1,193,857      3.22%    $1,144,166      3.25%    $1,102,051        3.21%
                              ----------               ----------               ----------
                              ----------               ----------               ----------

     The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

XI.  Remaining Maturities of Large Certificates of Deposit

                                 DECEMBER 31, 1998
                                 -----------------
                              (Dollars in thousands)
Three months or less                 $168,160
Over three through six months          80,923
Over six through twelve months         83,017
Over twelve months                     12,063
                                     --------
   Total                             $344,163
                                     --------
                                     --------

ITEM 2.  PROPERTIES

     The executive offices of the Company and the Bank are located at 220 South King Street, Honolulu, Hawaii 96813.

     All Bank properties, except for the properties in which the Hilo, Kailua-Kona and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2038, and, in most instances, include options to renew. For the year ended

December 31, 1998, net rent expense under these leases aggregated $4.4 million. For additional information relating to lease rental expense and commitments, see Note 17 to the Company's Consolidated Financial Statements in the 1998 Annual Report which is incorporated herein by reference.

     CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima Development Corporation, a general partner, Sumitomo Corporation and Sumitomo Corporation of America, limited partners. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets, which now serves as the Company's and the Bank's headquarters. The building contains approximately 235,000 square feet of rentable space of which approximately 59,000 square feet are occupied by the Company. CKSS carried the building complex on its books at a net book value of $23.2 million as of December 31, 1998. To finance the building, CKSS entered into a loan agreement with The Sumitomo Bank, Limited ("Sumitomo") which is secured by a mortgage on Central Pacific Plaza. The loan agreement, as amended, allows CKSS to borrow up to $12.5 million at 0.75% above LIBOR. As of December 31, 1998, Sumitomo had advanced pursuant to its loan agreement the sum of $8.5 million, due on June 18, 2001.

     The investment in CKSS is carried on the books of the Company under the equity method of accounting. See Notes 1 and 7 to the Company's Consolidated Financial Statements in the 1998 Annual Report which is incorporated herein by reference.

     In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS would develop a 4-story office building (the "Kaimuki Plaza").

     On April 30, 1993, CKSS and the Bank entered into a building loan agreement to borrow up to $12.2 million at .75% above LIBOR to finance the Kaimuki Plaza. At December 31, 1998, the Bank had advanced $9.9 million, due on August 10, 2001, pursuant to this loan agreement. At December 31, 1998, an additional $0.2 million was payable to the Bank, at 0.75% above LIBOR, pursuant to a loan agreement secured by second mortgages on the Central Pacific and Kaimuki Plazas, which matures on April 10, 2001.

     The weighted average interest rate on all loans related to the Company's headquarters and Kaimuki Plaza at December 31, 1998 was 6.638%.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1998.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of February 28, 1999, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at their pleasure.


                         PRINCIPAL OCCUPATION
NAME AND POSITION        DURING PAST FIVE YEARS                            AGE
-----------------        ----------------------                            ---

Joichi Saito             Chairman of the Board and Chief Executive         63
Chairman of the          Officer, Central Pacific Bank (1996-Present);
Board and Chief          President and Chief Operating Officer,
Executive Officer        Central Pacific Bank (1989-1995)

Naoaki Shibuya           President and Chief Operating                     57
President                Officer, Central Pacific Bank (1996-Present);
                         Executive Vice President, Central Pacific
                         Bank (1993-1995)

Austin Y. Imamura        Executive Vice President and Secretary,           52
Vice President and       Central Pacific Bank (1991-Present)
Secretary

Neal K. Kanda            Executive Vice President, Central Pacific Bank    50
Vice President and       (1996-Present); Executive Vice President and
Treasurer                Controller, Central Pacific Bank (1993-1996)


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     For information concerning the market for the Company's common stock and related shareholder matters, see "Common Stock Price Range and Dividends" contained in the 1998 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank."

ITEM 6.  SELECTED FINANCIAL DATA

     For selected financial data concerning the Company, see "Selected Consolidated Financial Data" contained in the 1998 Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For Management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1998 Annual Report, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

     For quantitative and qualitative disclosures regarding market risk, see "Quantitative and Qualitative Disclosures about Market Risk," in the 1998 Annual Report, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 1998 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

     (1) The following financial statements included in the registrant's 1998 Annual Report are incorporated herein by reference. Page number references are to page numbers in the 1998 Annual Report.

                                                                     PAGE
                                                                     ----
     CPB Inc. and Subsidiary:

     Independent Auditors' Report                                     44

     Consolidated Balance Sheets at December 31, 1998 and 1997        19

     Consolidated Statements of Income and Comprehensive Income
       for the Years ended December 31, 1998, 1997 and 1996           20

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years ended December 31, 1998, 1997 and 1996           21

     Consolidated Statements of Cash Flows for the Years ended
       December 31, 1998, 1997 and 1996                               22

     Notes to Consolidated Financial Statements                       23

     (2) All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of 1998.

     (c)  Exhibits

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 24, 1999

                                        CPB INC.
                                        (Registrant)



                                        JOICHI SAITO
                                        Chairman of the Board and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                                   Date

/S/ JOICHI SAITO         Chairman of the Board                   March 24, 1999
----------------         and Chief Executive Officer
Joichi Saito             (Principal Executive Officer),
                         Director


/S/ NEAL K. KANDA        Vice President,                         March 24, 1999
-----------------        Treasurer
Neal K. Kanda            (Principal Financial Officer,
                         Principal Accounting Officer)


/S/ PAUL DEVENS          Director                                March 24, 1999
---------------
Paul Devens


/S/ ALICE F. GUILD       Director                                March 24, 1999
------------------
Alice F. Guild

/S/ DENNIS I. HIROTA     Director                                March 24, 1999
--------------------
Dennis I. Hirota, Ph.D.


/S/ STANLEY W. HONG      Director                                March 24, 1999
-------------------
Stanley W. Hong


/S/ DANIEL M. NAGAMINE   Director                                March 24, 1999
----------------------
Daniel M. Nagamine


                         Director                                March __, 1999
Shunichi Okuyama


/S/ YOSHIHARU SATOH      Director                                March 24, 1999
-------------------
Yoshiharu Satoh


/S/ NAOAKI SHIBUYA       Director                                March 24, 1999
------------------
Naoaki Shibuya

                                  INDEX TO EXHIBITS

EXHIBIT NO.                               DOCUMENT

3.1            Restated Articles of Incorporation of CPB Inc., as amended (f1)

3.2            Amended Bylaws of CPB Inc. (f2)

10.1 Limited Partnership Agreement of CKSS Associates Limited Partnership dated July 10, 1981 and among CPB Properties, Inc., Kajima Hawaii Corporation, Sumitomo Corporation and Sumitomo Corporation of America (f3)

10.2           CPB Inc. 1986 Stock Option Plan, as amended (f4)(f8)

10.3 Lease dated February 1, 1983 by and between CKSS Associates and Central Pacific Bank, as amended by First Amendment of Lease between CKSS Associates and Central Pacific Bank dated March 3, 1984, as amended by Second Amendment of Lease between CKSS Associates and Central Pacific Bank dated April 3, 1987, as amended by Third Amendment of Lease between CKSS Associates and Central Pacific Bank dated September 24, 1992 (f2)

10.4 Share Purchase Agreement dated as of November 20, 1986 by and among the Sumitomo Bank, Limited and CPB Inc. (f2)

10.5           Split Dollar Life Insurance Plan (f5)(f8)

10.6 Common Stock Purchase Warrant issued December 16, 1996 to The Sumitomo Bank, Limited (f6)

10.7 Form of Common Stock Purchase Warrant issued July 30, 1997 to the Sumitomo Bank, Limited (f1)

10.8 Central Pacific Bank and Subsidiaries 1998 Annual Executive Incentive Plan (f8)

10.9           Central Pacific Bank Supplemental Executive Retirement Plan
        (f6)(f8)

10.10          CPB Inc. 1997 Stock Option Plan (f6)(f8)

10.11 License and Service Agreement dated July 30, 1997 by and between Central Pacific Bank and Fiserv Solutions, Inc.

13             Annual Report to Shareholders for the year ended December 31,
        1998 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)

21             Subsidiaries of CPB Inc. (f1)

23             Consent of KPMG LLP

27             Financial Data Schedule

99             Proxy Statement for Annual Meeting of Shareholders to be held on
        April 27, 1999 (f7)

(f1) Filed as Exhibit 3.1, 10.7 and 21 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

(f2) Filed as Exhibits 3.2, 10.10 and 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

(f3) Filed as Exhibit 10.7 to registrant's Registration Statement on Form S-14 (Registration No. 2-76608), filed with the Securities and Exchange Commission on March 23, 1982, which is incorporated herein by this reference.

(f4) Filed as Exhibit 28.1 to registrant's Registration Statement on Form S-8 (Registration No. 33-11462), filed with the Securities and Exchange Commission on January 22, 1987, which is incorporated herein by this reference.

(f5) Filed as Exhibit 10.16 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(f6) Filed as Exhibit 10.6, 10.8 and 10.9 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(f7) Filed with the Securities and Exchange Commission on March 23, 1999 and incorporated herein by reference.

(f8)   Denotes management contract or compensation plan or arrangement.