Form 10-Q
period 1999-03-31
CPB INC
filed 1999-05-13
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

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

Common Stock, No Par Value;
Outstanding at May 10, 1999: 9,690,776 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page

  Consolidated Balance Sheets - March 31, 1999 and
     December 31, 1998                                      F-1
  Consolidated Statements of Income and Comprehensive
     Income - Three months ended March 31, 1999 and 1998    F-3
  Consolidated Statements of Cash Flows - Three months
     ended March 31, 1999 and 1998                          F-6
  Notes to Consolidated Financial Statements                F-8

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted first quarter 1999 net income of $3.679 million, increasing by 1.4% over the $3.628 million earned in the first quarter of 1998. The increase in net income was mainly due to increases in net interest income and other operating income, offset by increases in the provision for loan losses and other operating expenses. As of March 31, 1999, total assets of $1,571.4 million increased by $10.5 million or 0.7%, and net loans of $1,131.6 million increased by $45.7 million or 4.2%, while total deposits of $1,262.7 million decreased by $6.4 million or 0.5% compared with year-end 1998.

  The following table presents annualized return on average assets, annualized return on average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                                               Three Months Ended
                                                        March 31,
                                                   1999      1998

Annualized return on average assets               0.95%     0.97%

Annualized return on average
  stockholders' equity                            9.81%     9.43%

Basic earnings per share                          $0.38     $0.34
Diluted earnings per share                        $0.37     $0.34

  Hawaii's economy has experienced little growth in the past eight years but is beginning to show signs of improvement. The statewide unemployment rate in March 1999 dropped to 5.7%, from 6.1% in March 1998 and 5.8% in February 1999. The unemployment rate on the island of Oahu was 4.9%, closer to the national rate of 4.2%.

  In 1998, Hawaii's largest industry, tourism, suffered from the Asian financial crisis and increased competition from other vacation destinations. However, recent activity indicates a slight improvement. Year-to-date visitor arrivals through February were comparable to 1998 levels, reflecting a 6.6% increase in westbound visitors (primarily from the mainland U.S.) which offset a 10.0% decrease in eastbound visitors (including Japan and other Asian countries). Similarly, hotel occupancy rates have stabilized in the first quarter of 1999, after 23 consecutive months of decline. Hotels on the islands of Maui and Kauai posted strong increases in March 1999 occupancy rates compared to March 1998, while the statewide occupancy rate was virtually unchanged from the previous year. As the economic situation stabilizes in Asia, and with continued strength in the mainland U.S. economy, local economists forecast a mild rebound for the visitor industry during 1999 and into the year 2000.

  Local real estate sales activity continues to improve, with total dollar-volume of residential real estate sales on Oahu in the first quarter of 1999 increasing by 9.5% over the first quarter of 1998, following a 17.7% increase in 1998 over 1997. The combination of low interest rates and relatively stable real estate prices has contributed to the increased sales activity.

  Hawaii's economic environment has had, and will likely continue to have, a direct effect on our Company's performance. Indicative of the prolonged economic stagnation, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in commercial and residential mortgage loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in the near future, actual results in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the remainder of 1999 may be directly impacted by the ability of success of the Hawaii economy to sustain the positive trends experienced in recent months.

  The "Year 2000" problem remains a primary focus of the organization. The Company has completed testing of all mission-critical systems and vendors, including interfaces with third parties. No major problems were identified during this testing phase, and any remediation and retesting is expected to be completed in the first half of 1999. The Company's efforts are now focused on customer awareness and preparedness and contingency planning. Programs have been implemented to educate our customers on potential problems and to assess their compliance status to ensure minimal risk of business disruption and economic loss. Customers representing approximately 2% of loans outstanding and 3% of deposits have been assessed to have a high risk of noncompliance, and accordingly, programs have been implemented to closely monitor their compliance efforts.
Further, Year 2000 compliance has been incorporated into the underwriting standards for new loans and renewal requests, and a Year 2000 risk factor has been incorporated into the assessment of the adequacy of the allowance for loan losses. Contingency plans, which include outsourcing alternatives, manual processing, suspension of non-critical functions and the securing of additional sources of short-term liquidity, have been updated to ensure that the Company is prepared to handle the most likely worst-case scenario, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. The Company has expended, and will continue to expend, substantial resources to address this issue on a timely basis. Equipment and software expenditures related to the implementation of new and enhanced systems and equipment are being capitalized and amortized over their respective useful lives. Expenditures related to the Company's internal resources and other Year 2000 compliance costs are being expensed as incurred. To date, equipment and software expenditures totaled approximately $3.5 million out of a projected $4 million. Future expenditures are not expected to have a material impact on the Company's results of operations; however, no assurance can be given at this time that all aspects of the Company's operations will be Year 2000-compliant, nor that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

  Certain matters discussed in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, Year 2000 compliance, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses. Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, general business conditions in the state of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry, the ability of other entities to become Year 2000 compliant and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three months ended
March 31, 1999 and 1998 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                                               Three Months Ended
                                                        March 31,
                                                   1999      1998
                                           (Dollars in thousands)

Interest income                                 $28,058   $28,107
Interest expense                                 10,760    11,654
  Net interest income                           $17,298   $16,453

Net interest margin                               4.72%     4.66%

  Net interest margin was impacted by the recovery of more than $200,000 in interest income on nonaccrual loans during the first quarter of 1999, compared with reversal of more than $350,000 in interest income on nonaccrual loans in the first quarter of 1998. Interest income was virtually unchanged in the first quarter of 1999 compared to the same period in 1998. Average interest earning assets of $1,466.6 million increased by $55.3 million or 3.9%, reflecting a $70.3 million increase in average loans and a $9.0 million decrease in average investment securities. The yield on interest earning assets of 7.65% for the first quarter of 1999 decreased from the 7.97% yield for the first quarter of 1998 due primarily to a reduction in the general level of interest rates during the past year.

  Interest and fees on loans increased by $251,000 or 1.1% in the first three months of 1999 when compared with the first quarter of 1998. Excluding the $550,000 net benefit from interest on nonaccrual loans, the decline in interest and fees on loans was attributed to the reduction in loan yields due to the decline in market interest rates. Interest and dividends on investment securities was virtually unchanged, while interest on deposits in other banks declined by $351,000 due to a reduction in short-term investable funds compared to the prior year.

  Interest expense for the three months of 1999 decreased by $894,000 or 7.7% as compared to the same period in 1998. Average interest-bearing liabilities of $1,211.0 million increased by $43.7 million or 3.7% during the period, including a $30.9 million increase in money-market deposits and a $20.6 million increase in time deposits of $100,000 or more. The average rate on interest-bearing liabilities declined to 3.55% in the first quarter of 1999 from 3.99% in the first quarter of 1998 due primarily to the decline in market interest rates.

  The resultant net interest income for the first quarter of 1999 of $17.3 million increased by $845,000 or 5.1%, and net interest margin improved to 4.72% from 4.66%. However, excluding the impact of the nonaccrual interest adjustments, net interest margin declined by ten basis points. Strong competition for both loans and deposits, particularly core deposits, is expected to continue and may create additional pressure on net interest margins in the future.

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

                                               Three Months Ended
                                                        March 31,
                                                   1999      1998
                                           (Dollars in thousands)

Allowance for loan losses:
  Balance at beginning of period                $20,066   $19,164

  Provision for loan losses                       1,500       975

  Loan charge-offs:
  Real estate:
    Mortgage-commercial                             700         -
    Mortgage-residential                            546       211
    Construction                                      -         -
  Commercial, financial and agricultural              -        19
  Consumer:
    Credit card and related plans                     5       206
    Other consumer                                   96       119
  Other                                               1         1
     Total loan charge-offs                       1,348       556

  Recoveries:
  Real estate:
    Mortgage-commercial                              27         1
    Mortgage-residential                              3        28

    Construction                                      -         -
  Commercial, financial and agricultural             30         4
  Consumer:
    Credit card and related plans                    34        12
    Other consumer                                   25        18
  Other                                               -         -
     Total recoveries                               119        63

  Net loan charge-offs                            1,229       493

  Balance at end of period                      $20,337   $19,646

Annualized ratio of net loan charge-offs to
  average loans                                   0.44%     0.19%

  The provision for loan losses of $1.5 million for the first quarter of 1999 increased by 53.8% over the same period in 1998, reflecting the higher level of loan losses experienced during the past year. Net loan charge-offs of $1.2 million and $493,000, when expressed as an annualized percentage of average total loans, was 0.44% and 0.19%, respectively. Loan charge-offs during the first quarter of 1999 included a $700,000 charge-off on a hotel-related commercial loan and several residential real estate loans. Consumer loan charge-offs decreased to 7% of total charge-offs during the first three months of 1999, compared to 58% in the first quarter of 1998, due primarily to the sale of the credit card portfolio in the third quarter of 1998.

  The allowance for loan losses expressed as a percentage of total loans was 1.77% at March 31, 1999, declining slightly from 1.81% at December 31, 1998. Considering the decline in nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio. However, continuation of current economic conditions in the state of Hawaii may adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

                            March 31,  December 31,     March 31,
                                 1999          1998          1998
                                    (Dollars in thousands)

Nonaccrual loans:
  Real estate:
    Mortgage-commercial       $ 4,214       $ 6,830       $13,706
    Mortgage-residential        5,403         5,037         1,352
    Construction                    -             -             -

  Commercial, financial
    and agricultural            1,893         1,065         2,367
  Consumer                          -             -            41
  Other                             -             -             -
     Total nonaccrual loans    11,510        12,932        17,466

Other real estate                 304         1,155         3,430
     Total nonperforming
       assets                  11,814        14,087        20,896

Loans delinquent for 90
  days or more:
  Real estate:
    Mortgage-commercial           312           315         1,354
    Mortgage-residential        4,234         4,206         9,992
    Construction                    -             -             -
  Commercial, financial
    and agricultural              215           706           147
  Consumer                        183           168           722
  Other                             -             -             -
     Total loans delinquent
       for 90 days or more      4,944         5,395        12,215

Restructured loans still
  accruing interest:
  Real estate:
    Mortgage-commercial             -             -         2,727
    Mortgage-residential            -             -             -
    Construction                    -             -             -
  Commercial, financial
    and agricultural                -             -             -
  Consumer                          -             -             -
  Other                             -             -             -
     Total restructured
       loans still accruing
       interest                     -             -         2,727

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest               $16,758       $19,482       $35,838

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                        1.03%         1.27%         1.93%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans

  and other real estate         1.45%         1.76%         3.05%

Total nonperforming assets,
  loans delinquent for 90
  days or more and
  restructured loans still
  accruing interest as a
  percentage of loans
  and other real estate         1.45%         1.76%         3.31%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $16.8 million at March 31, 1999, a decrease of $2.7 million or 14.0% from year-end 1998. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the state of Hawaii. Nonaccrual loans of $11.5 million included a $1.6 million loan secured by multi-family residential property and a $1.2 million loan secured by commercial real estate located on Oahu. Nonaccrual loans at March 31, 1999 also included a number of commercial mortgages and residential mortgages on properties located throughout the state. Loans delinquent for 90 days or more and still accruing interest totaled $4.9 million at March 31, 1999, a slight decrease from year-end 1998 levels. Impaired loans at March 31, 1999 totaled $9.2 million and included all nonaccrual and restructured loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $2.0 million at March 31, 1999.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, continuation of the current economic conditions in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income for the first quarter of 1999 of $3.3 million increased by $453,000 or 15.7% over the first quarter of 1998. A gain on sale of investment securities of $203,000 and increased earnings on corporate-owned life insurance policies contributed to the increase in other operating income.

Other Operating Expense
  Total other operating expense of $13.1 million for the first quarter of 1999 increased by $608,000 or 4.9% over the same period in 1998. This increase was primarily attributed to a $350,000 accrual for potential losses on an international debit card fraud scheme and outsourcing expenses related to the servicing of merchant accounts. Management expects to recover a portion of the debit card loss during the second quarter of 1999 and has installed additional manual and technological controls to minimize the risk of future losses of this nature.

Income Taxes
  The effective tax rate for the first quarter of 1999 was 36.18%, compared with the previous year's rate of 35.84%. The tax rate for 1998 reflected the recognition of expected tax benefits, which were subsequently reversed, related to the formation of a real estate investment trust in the first quarter of 1998. While the Company believes that the associated tax benefits are realizable, the state of Hawaii has indicated that it may challenge the tax treatment. As of March 31, 1999, the cumulative estimated tax benefits not yet recognized amounted to $1.4 million.

Financial Condition

  Total assets at March 31, 1999 of $1.57 billion increased by $10.5 million or 0.7% over year-end 1998. Net loans of $1.13 billion increased by $45.7 million or 4.2%, funded by a decrease in investments securities of $34.4 million or 9.8%.

  Total deposits at March 31, 1999 of $1.26 billion decreased by $6.4 million or 0.5% from year-end 1998. Noninterest-bearing deposits of $180.7 million decreased by $6.2 million or 3.3%, while interest-bearing deposits of $1.08 billion was unchanged from year-end 1998. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 1999 of $922.2 million decreased slightly by $2.8 million or 0.3% during the first quarter of 1999, and time deposits of $100,000 and over of $340.5 million decreased by $3.6 million or 1.1%. The decrease in core deposits included decreases of $4.6 million in business checking accounts and $4.4 million in business money market deposits, offset by a $5.6 million increase in personal savings accounts. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $149.2 million at March 31, 1999 increased by $1.2 million or 0.8% over December 31, 1998. When expressed as a percentage of total assets, stockholders' equity increased slightly to 9.50% at March 31, 1999, compared to 9.49% at year-end 1998. On March 15, 1999, the board of directors declared a first quarter cash dividend of $0.13 per share, consistent with the dividend declared in the first quarter of 1998. Dividends declared in the first quarter of 1999 totaled $1,269,000 compared with $1,379,000 in the first quarter of 1998, an 8.0% decrease resulting from the reduction in outstanding shares due to the stock repurchase program which commenced in 1998.

  As of March 31, 1999, a total of 877,988 out of an approved
1.1 million shares have been repurchased under the Company's stock repurchase program at a weighted average price of $17.36.

The remaining repurchases will be conducted in the open market and are dependent upon market conditions. The stock repurchase program has resulted in a slight decrease in capital and capital ratios and a corresponding increase in equity-based performance measures.

  The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated credit risks. Furthermore, the Company seeks to ensure that regulatory guidelines and industry standards are met. Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must by 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

  The following table sets forth the capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                         Actual        Required        Excess
                      Amount  Ratio  Amount  Ratio  Amount  Ratio

At March 31, 1999:
  Leverage capital
     ratio          $149,095  9.59% $62,156  4.00% $86,939  5.59%
  Tier I risk-based
     capital ratio   149,095 11.83   50,423  4.00   98,672  7.83
  Total risk-based
     capital ratio   164,909 13.08  100,847  8.00   64,062  5.08

At December 31, 1998:
  Leverage capital
     ratio          $147,338  9.71% $60,722  4.00% $86,616  5.71%
  Tier I risk-based
     capital ratio   147,338 12.10   48,698  4.00   98,640  8.10
  Total risk-based
     capital ratio   162,616 13.36   97,395  8.00   65,221  5.36

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

                         Actual        Required        Excess
                      Amount  Ratio  Amount  Ratio  Amount  Ratio

At March 31, 1999:
  Leverage capital
     ratio          $139,661  9.00% $77,589  5.00% $62,072  4.00%
  Tier I risk-based
     capital ratio   139,661 11.09   75,563  6.00   64,098  5.09
  Total risk-based
     capital ratio   155,460 12.34  125,939 10.00   29,521  2.34

At December 31, 1998:
  Leverage capital
     ratio          $137,233  9.05% $75,795  5.00% $61,438  4.05%
  Tier I risk-based
     capital ratio   137,233 11.28   72,992  6.00   64,241  5.28
  Total risk-based
     capital ratio   152,500 12.54  121,653 10.00   30,847  2.54

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity are discussed in the 1998 Annual Report to Shareholders. No significant changes have occurred during the three months ended
March 31, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

  The Company discussed the nature and extent of market risk exposure in the 1998 Annual Report to Shareholders. No significant changes have occurred during the three months ended
March 31, 1999.

PART II.  OTHER INFORMATION

Items 1 to 3 and Item 5.

  Items 1 to 3 and Item 5 are omitted pursuant to instructions to Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the "Meeting") of the
Company was held on April 27, 1999, for the purpose of considering and voting upon the following matters:

  1. Election of three persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

  2. Ratification of the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 1999; and

  3. Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

  The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 7,758,137 shares, or 79.4% of eligible shares, were represented at the Meeting.

                                         Votes Cast
                                         Against or   Abstentions
   Name                           For      Withheld   or Nonvotes

   Alice F. Guild           7,583,428       174,709          None
   Daniel M. Nagamine       7,570,220       187,917          None
   Naoaki Shibuya           7,598,232       159,905          None

   In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

                                        Expiration
   Name                                    of Term

   Paul Devens                                2000
   Dennis I. Hirota, Ph.D.                    2001
   Stanley W. Hong                            2000
   Kensuke Hotta                              2001
   Joichi Saito                               2001
   Clayton K. Honbo                           2000

   The ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 1999 was approved with a total of 7,671,359 votes cast for, 35,790 votes against or withheld and 50,988 abstentions or nonvotes.

   There were no other matters brought before the Meeting which required a vote by shareholders.

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    The Financial Data Schedule as of and for the three months ended March 31, 1999, is filed as Exhibit 27 to this report on Form 10-Q.

          (b)       Reports on Form 8-K

                    The Company filed no reports on Form 8-K during the first quarter of 1999.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date: May 12, 1999          /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date: May 12, 1999          /s/ Neal K. Kanda
                              Neal K. Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                              March 31,   December 31,
(Dollars in thousands, except per share data)                      1999           1998

ASSETS
Cash and due from banks                                      $   53,235     $   42,735
Interest-bearing deposits in other banks                             55         10,469
Investment securities:
  Held to maturity, at cost (fair value of $120,651 at
     March 31, 1999 and $123,226 at December 31, 1998)          119,045        120,476
  Available for sale, at fair value                             198,001        230,960
     Total investment securities                                317,046        351,436

Loans                                                         1,151,921      1,105,912
  Less allowance for loan losses                                 20,337         20,066
     Net loans                                                1,131,584      1,085,846

Premises and equipment                                           26,411         26,833
Accrued interest receivable                                       9,398          9,122
Investment in unconsolidated subsidiaries                         8,147          7,990
Due from customers on acceptances                                    56             32
Other real estate                                                   304          1,155
Other assets                                                     25,114         25,267

     Total assets                                            $1,571,350     $1,560,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                               $  180,737     $  186,892
  Interest-bearing deposits                                   1,081,966      1,082,231
     Total deposits                                           1,262,703      1,269,123




Short-term borrowings                                            19,586          2,014
Long-term debt                                                  121,931        118,289
Bank acceptances outstanding                                         56             32
Other liabilities                                                17,834         23,361

     Total liabilities                                        1,422,110      1,412,819

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                              -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 9,762,236 shares at March 31,
     1999, and 9,797,596 shares at December 31, 1998              6,683          6,637
  Surplus                                                        45,848         45,848
  Retained earnings                                              96,675         94,954
  Accumulated other comprehensive income, net of taxes               34            627

     Total stockholders' equity                                 149,240        148,066

     Total liabilities and stockholders' equity              $1,571,350     $1,560,885

Book value per share                                             $15.29         $15.11


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

                                         Three Months Ended
(Dollars in thousands,                            March 31,
except per share data)                       1999      1998

Interest income:
  Interest and fees on loans              $22,599   $22,348
  Interest and dividends on
     investment securities:
     Taxable interest                       4,344     4,536
     Tax-exempt interest                      419       293
     Dividends                                359       308
  Interest on deposits in other banks          26       377
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                      11         -
     Total interest income                 27,758    27,862

Interest expense:
  Interest on deposits                      8,857     9,572
  Interest on short-term borrowings           280       181
  Interest on long-term debt                1,623     1,901

     Total interest expense                10,760    11,654

     Net interest income                   16,998    16,208
Provision for loan losses                   1,500       975
  Net interest income after
     provision for loan losses             15,498    15,233

Other operating income:
  Income from fiduciary activities            177       143
  Service charges on deposit accounts         814       731
  Other service charges and fees            1,620     1,587


  Equity in earnings of
     unconsolidated subsidiaries               96       103
  Fees on foreign exchange                    170       157
  Investment securities gains                 203         -
  Other                                       256       162

     Total other operating income           3,336     2,883

Other operating expense:
  Salaries and employee benefits            6,551     6,663
  Net occupancy                             1,526     1,592
  Equipment                                   730       716
  Other                                     4,262     3,490

     Total other operating expense         13,069    12,461

     Income before income taxes             5,765     5,655
Income taxes                                2,086     2,027

     Net income                           $ 3,679   $ 3,628


Other comprehensive income, before tax:
  Unrealized holding (losses) gains
     on securities:
     Unrealized holding (losses) gains
       during period, net of taxes of
       $(395,000) and $23,000 in 1999
       and 1998, respectively                (593)       35
     Less: reclassification adjustment
       for gains included in net income,
       net of taxes of $81,000 in 1999        122         -
       Net unrealized holding (losses)
          gains                              (715)       35

     Comprehensive income                 $ 2,964   $ 3,663



Per share data:
  Basic earnings per share                $  0.38   $  0.34
  Diluted earnings per share                 0.37      0.34
  Cash dividends declared                    0.13      0.13

Weighted average shares outstanding
  (in thousands)                            9,778    10,586

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Three Months Ended
                                                       March 31,
(Dollars in thousands)                            1999      1998

Cash flows from operating activities:
  Net income                                   $ 3,679  $  3,628
  Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
     Provision for loan losses                   1,500       975
     Provision for depreciation and
       amortization                                724       771
     Net amortization and accretion of
       investment securities                        49        39
     Net gain on investment securities            (203)        -
     Federal Home Loan Bank stock
       dividends received                         (332)     (308)
     Net loss on sale of loans                      44        25
     Net increase in loans held for sale       (20,220)   (3,779)
     Deferred income tax expense                 2,054       201
     Equity in earnings of unconsolidated
       subsidiaries                                (96)     (103)
     Net increase other assets                    (244)     (194)
     Net decrease in other liabilities          (5,861)     (481)

       Net cash (used in) provided by
          operating activities                 (18,906)      774

Cash flows from investing activities:
  Proceeds from maturities of and calls on
     investment securities held to maturity      2,498    14,220
  Purchases of investment securities
     held to maturity                           (1,088)  (19,142)
  Proceeds from sales of investment
     securities available for sale              15,102         -
  Proceeds from maturities of and calls
     on investment securities available
     for sale                                   25,829     9,701
  Purchases of investment securities
     available for sale                         (8,453)  (13,289)
  Net decrease in interest-bearing
     deposits in other banks                    10,414    14,269
  Net loan originations                        (27,385)  (36,919)
  Purchases of premises and equipment             (302)     (515)
  Investment in unconsolidated
     subsidiaries                                  (86)      (50)

       Net cash provided by (used in)
          investing activities                  16,529   (31,725)

Cash flows from financing activities:
  Net (decrease) increase in deposits           (6,420)    7,145
  Proceeds from long-term debt                  19,250    10,000
  Repayments of long-term debt                 (15,608)     (603)
  Net increase in short-term borrowings         17,572     8,535
  Cash dividends paid                           (1,274)   (1,375)
  Proceeds from sale of common stock                74       290
  Repurchases of common stock                     (717)        -

       Net cash provided by financing
          activities                            12,877    23,992

       Net increase (decrease) in cash
          and cash equivalents                  10,500    (6,959)

Cash and cash equivalents:
  At beginning of period                        42,735    50,695
  At end of period                            $ 53,235  $ 43,736

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                             $ 10,223  $ 11,162
  Cash paid during the period
     for income taxes                         $  7,200  $    450

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate      $    323  $    324


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

  The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

  Components of other comprehensive income for the three months ended March 31, 1999 and 1998 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income, net of taxes, is presented below as of the dates indicated:

                                                March 31,
(Dollars in thousands)                       1999      1998

Balance at beginning of period               $627      $ 94
Current-period change                        (593)       35
  Balance at end of period                   $ 34      $129

3.  Segment Information

  The Company has three reportable segments: retail branches, commercial finance and treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The retail branch segment includes all retail branch offices. Products and services offered include a full range of deposit and loan products, safe deposit boxes and various other bank services. The commercial finance segment focuses on lending to corporate customers, residential mortgage lending, construction and real estate development lending and international banking services. The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities.

  The accounting policies of the segments are consistent with the Company's accounting policies which are described in note 1 to the consolidated financial statements in the 1998 Annual Report to Shareholders. The majority of the Company's net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank's average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

  Segment profits and assets are provided in the following table for the periods indicated.

                                   Retail   Commercial                    All
(Dollars in thousands)             Branch      Finance   Treasury      Others      Total

Three months ended March 31, 1999:
  Net interest income (expense) $ (1,931)    $ 16,142   $  2,080    $    707  $   16,998
Intersegment net interest
     income (expense)             10,932      (10,676)        20        (276)          -
  Provision for loan losses           92        1,348          -          60       1,500
  Other income                     1,162           79        222       1,873       3,336
  Other expense                    4,017          757         71       8,224      13,069
  Administrative and overhead
     expense allocation            4,141          787         56      (4,984)          -
  Income tax expense                 689          946        798        (347)      2,086
     Net income                 $  1,224     $  1,707   $  1,397    $   (649) $    3,679

At March 31, 1999:
  Investment securities         $      -     $      -   $317,046    $      -  $  317,046
  Loans                          282,151      850,476          -      19,294   1,151,921
  Other                           23,485       20,675     35,780      22,443     102,383
     Total assets               $305,636     $871,151   $352,826     $41,737  $1,571,350

Three months ended March 31, 1998:
  Net interest income (expense) $ (2,288)    $ 14,724   $  2,322    $  1,450  $   16,208
  Intersegment net interest
     income (expense)             11,348      (10,381)      (295)       (672)          -
  Provision for loan losses          196          498          -         281         975
  Other income                     1,009          120          3       1,751       2,883
  Other expense                    3,910        1,353         57       7,141      12,461
  Administrative and overhead
     expense allocation            3,463          861         46      (4,370)          -
  Income tax expense                 945          652        616        (186)      2,027
     Net income                 $  1,555     $  1,099   $  1,311    $   (337) $    3,628

At December 31, 1998:
  Investment securities         $      -     $      -   $351,436    $      -  $  351,436
  Loans                          286,221      799,745          -      19,946   1,105,912
  Other                           23,291       20,279     34,741      25,226     103,537
     Total assets               $309,512     $820,024   $386,177    $ 45,172  $1,560,885

4.  Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of a fiscal quarter. The application of SFAS No. 133, effective from January 1, 2000, is not expected to have a material impact on the Company's consolidated financial statements.

  In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." SFAS No. 135, effective for fiscal years ending after February 15, 1999, rescinds SFAS No. 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," and amends SFAS No. 35, "Accounting and Reporting by Defined Benefit Pension Plans," to exclude from its scope plans that are sponsored by and provide benefits for employees of state and local governmental units. SFAS No. 135 also amends other existing authoritative guidance to make various technical corrections, clarify meanings, or describe applicability under changed conditions. As the rescission of SFAS No. 75 and amendment of SFAS No. 35 relate solely to governmental entities, and as the technical corrections do not significantly change existing authoritative guidance, the application of SFAS No. 135 is not expected to have a material impact on the Company's consolidated financial statements.