Form 10-Q
period 1999-06-30
CPB INC
filed 1999-08-11
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

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

Common Stock, No Par Value;
Outstanding at August 9, 1999: 9,681,394 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page

  Consolidated Balance Sheets - June 30, 1999 and
     December 31, 1998                                      F-1
  Consolidated Statements of Income and Comprehensive
     Income - Three and six months ended June 30, 1999
     and 1998                                               F-3
  Consolidated Statements of Cash Flows - Six months
     ended June 30, 1999 and 1998                           F-6
  Notes to Consolidated Financial Statements                F-8

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted second quarter 1999 net income of $3.975 million, increasing by 5.3% over the $3.775 million earned in the second quarter of 1998. Net income for the first half of 1999 was $7.654 million, increasing by 3.4% over the $7.403 million earned in the same period in 1998. The increase in net income was mainly due to increases in net interest income. As of June 30, 1999, total assets of $1,576.7 million increased by $15.8 million or 1.0%, and net loans of $1,164.4 million increased by $78.5 million or 7.2%, while total deposits of $1,257.6 million decreased by $11.5 million or 0.9% compared with year-end 1998.

  The following table presents annualized return on average assets, annualized return on average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1999      1998      1999      1998

Annualized return on
  average assets              1.02%     0.99%     0.98%     0.98%

Annualized return on
  average stockholders'
  equity                     10.57%     9.58%    10.19%     9.50%

Basic earnings per share      $0.41     $0.36     $0.79     $0.70
Diluted earnings per share    $0.41     $0.35     $0.78     $0.69

  Hawaii's economy has experienced little growth in the past eight years but is beginning to show signs of improvement. The statewide unemployment rate in June 1999 dropped to 6.2%, from 7.0% in June 1998. The unemployment rate on the island of Oahu was 5.3%, closer to the national rate of 4.5%. Bankruptcy filings have slowed significantly, increasing by only 2.7% for the first half of 1999 over the first half of 1998, which compares with increases of 30% in 1998 and 44% in 1997. In addition, real estate foreclosures for the first half of 1999 declined by 18.7% from the same period in 1998.

  Similarly, the visitor industry has seen a slight rebound after a downturn in 1998. Year-to-date visitor arrivals through June 1999 increased by 0.6% over 1998 levels, reflecting 5.4% increase in westbound visitors (primarily from the mainland U.S.) which offset a 7.7% decrease in eastbound visitors (including Japan and other Asian countries). As the economic situation stabilizes in Asia, and with continued strength in the mainland U.S. economy, local economists forecast a mild rebound for the visitor industry during 1999 and into the year 2000.

  Local real estate sales activity continues to improve, with total dollar-volume of residential real estate sales on the island of Oahu in the first half of 1999 increasing by 19.1% over the first half of 1998, following a 17.7% increase in 1998 over 1997. The combination of low interest rates and relatively attractive sales prices has contributed to the increased sales activity. However, in spite of the increase in sales activity, average real estate values have not increased.

  Hawaii's economic environment has had, and will likely continue to have, a direct effect on our Company's performance. Indicative of the prolonged economic stagnation, Central Pacific Bank (the "Bank"), a wholly-owned subsidiary of the Company, has experienced an increase in residential mortgage loan losses as further discussed in "Provision for Loan Losses." While the Hawaii economy is expected to grow modestly in the near future, actual results in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the remainder of 1999 may be directly impacted by the ability of the Hawaii economy to sustain the positive trends experienced in recent months.

  The "Year 2000" problem remains a primary focus of the organization. The Company has completed testing of all mission-critical systems and vendors, including interfaces with third parties, with no major problems identified. The Company's efforts are currently focused on customer awareness and preparedness. Programs have been implemented to educate our customers on potential problems and to assess their compliance status to ensure minimal risk of business disruption and economic loss. Customers representing approximately 2% of loans outstanding and 3% of deposits have been assessed to have a high risk of noncompliance, and accordingly, programs have been implemented to closely monitor their compliance efforts.
Further, Year 2000 compliance has been incorporated into the underwriting standards for new loans and renewal requests, and a Year 2000 risk factor has been incorporated into the assessment of the adequacy of the allowance for loan losses. Contingency plans, which include outsourcing alternatives, manual processing, suspension of non-critical functions and the securing of additional sources of short-term liquidity, have been updated to ensure that the Company is prepared to handle the most likely worst-case scenario, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. The Company has expended, and will continue to expend, substantial resources to address this issue on a timely basis. Equipment and software expenditures related to the implementation of new and enhanced systems and equipment are being capitalized and amortized over their respective useful lives. Expenditures related to the Company's internal resources and other Year 2000 compliance costs are being expensed as incurred. To date, equipment and software expenditures totaled more than $3.5 million out of a projected $4.0 million. Future expenditures are not expected to have a material impact on the Company's results of operations; however, no assurance can be given at this time that all aspects of the Company's operations will be Year 2000-compliant, nor that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

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

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and six months ended June 30, 1999 and 1998 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1999      1998      1999      1998
                                    (Dollars in thousands)

Interest income             $27,963   $28,573   $56,021   $56,680
Interest expense             10,690    11,954    21,450    23,608
  Net interest income       $17,273   $16,619   $34,571   $33,072

Net interest margin           4.68%     4.62%     4.70%     4.64%

  Interest income declined by $610,000 or 2.1% and by $659,000 or 1.2% in the second quarter and first half of 1999, respectively, as compared to the same periods in 1998, due primarily to a reduction in the general level of interest rates during the past year. Average interest earning assets of $1,474.8 million and $1,470.7 million for the second quarter and first half of 1999, respectively, increased by $37.1 million or 2.6% and $46.1 million or 3.2%, due primarily to increases in loans. The yield on interest earning assets of 7.58% for the second quarter of 1999 decreased from 7.95%, and yield of 7.62% for the first half of 1999 decreased from 7.96% compared to the same periods in 1998.

  Interest and fees on loans increased by $286,000 or 1.3% and $537,000 or 1.2% in the second quarter and first half of 1999, respectively, due to the increase in average loan balances. Interest and dividends on investment securities decreased by $770,000 or 14.9% and $785,000 or 7.6%, respectively, due to declines in average balances. Similarly, interest on deposits in other banks declined by $179,000 or 65.8% and $530,000 or 81.7%, respectively, due to a reduction in short-term investable funds compared to the prior year.

  Interest expense for the three and six months ended June 30, 1999 decreased by $1.3 million or 10.6% and $2.2 million or 9.1%, respectively, as compared to the same periods in 1998, due to the lower level of market interest rates. Average interest-bearing liabilities totaled $1,219.6 million in the second quarter of 1999 and $1,215.3 million in the first half of 1999, increasing by $34.8 million or 2.9% and $39.2 million or 3.3%, respectively. The average rate on interest-bearing liabilities for the second quarter of 1999 of 3.51% declined from 4.04% in 1998, and the average rate for the first half of 1999 of 3.53% declined from 4.01% in 1998.

  The resultant net interest income for the second quarter and first half of 1999 increased by $654,000 or 3.9% and by $1.5 million or 4.5%, respectively, over the same periods in 1998.

Net interest margin also improved to 4.68% from 4.62% in the second quarter and to 4.70% from 4.64% in the first half. Strong competition for both loans and deposits, particularly core deposits, is expected to continue and may create additional pressure on net interest margins in the future.

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

                           Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               1999      1998      1999      1998
                                    (Dollars in thousands)

Allowance for loan losses:
  Balance at beginning
     of period              $20,337   $19,646   $20,066   $19,164

  Provision for loan
     losses                     700     1,125     2,200     2,100

  Loan charge-offs:
  Real estate:
     Mortgage-commercial         29       671       729       671
     Mortgage-residential       204        45       750       256
     Construction                 -         -         -         -
  Commercial, financial
     and agricultural           150       354       150       373

  Consumer:
     Credit card and
       related plans             23       239        28       445
     Other consumer              71       364       167       483
  Other                           3         1         4         2
     Total loan charge-offs     480     1,674     1,828     2,230

  Recoveries:
  Real estate:
     Mortgage-commercial         12         -        39         1
     Mortgage-residential       102         -       105        28
     Construction                 -         -         -         -
  Commercial, financial
     and agricultural             7         6        37        10
  Consumer:
     Credit card and
       related plans             35        41        69        53
     Other consumer              22        23        47        41
  Other                           -         1         -         1
     Total recoveries           178        71       297       134

  Net loan charge-offs          302     1,603     1,531     2,096

  Balance at end of period  $20,735   $19,168   $20,735   $19,168

Annualized ratio of net
  loan charge-offs to
  average loans               0.10%     0.59%     0.27%     0.39%

  The provision for loan losses of $700,000 for the second quarter of 1999 decreased by 37.8% compared to the second quarter of 1998, while the provision for loan losses of $2.2 million for the first half of 1999 increased by 4.8% over the same period in 1998. Net loan charge-offs of $302,000 and $1.5 million for the three and six months ended June 30, 1999, when expressed as an annualized percentage of average total loans, was 0.10% and 0.27%, respectively. Loan charge-offs during the second quarter of 1999 included a $150,000 commercial loan and several residential real estate loans.

  The allowance for loan losses expressed as a percentage of total loans was 1.75% at June 30, 1999, declining slightly from 1.81% at December 31, 1998. Considering the decline in net loan charge-offs and decreases in nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio. However, any deterioration in economic conditions in the state of Hawaii could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

                             June 30,  December 31,      June 30,
                                 1999          1998          1998
                                    (Dollars in thousands)

Nonaccrual loans:
  Real estate:
     Mortgage-commercial      $ 4,076       $ 6,830       $12,957
     Mortgage-residential       4,451         5,037         4,719
     Construction                   -             -             -
  Commercial, financial
     and agricultural           1,955         1,065         1,892
  Consumer                          -             -            85
  Other                             -             -             -
     Total nonaccrual loans    10,482        12,932        19,653

Other real estate                 509         1,155         1,034
     Total nonperforming
       assets                  10,991        14,087        20,687

Loans delinquent for 90
  days or more:
  Real estate:
     Mortgage-commercial          929           315         1,916
     Mortgage-residential       1,966         4,206         4,262
     Construction                   -             -             -
  Commercial, financial
     and agricultural             150           706           153
  Consumer                         59           168           422
  Other                             -             -             -
     Total loans delinquent
       for 90 days or more      3,104         5,395         6,753

     Total nonperforming
       assets and loans
       delinquent for 90 days
       or more                $14,095       $19,482       $27,440

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                        0.93%         1.27%         1.92%

Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans
  and other real estate         1.19%         1.76%         2.55%

  Nonperforming assets and loans delinquent for 90 days or more totaled $14.1 million at June 30, 1999, a decrease of $5.4 million or 27.7% from year-end 1998. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property in the state of Hawaii. Nonaccrual loans of $10.5 million included a $1.6 million loan secured by multi-family residential property and a $1.2 million loan secured by commercial real estate located on the island of Oahu. Nonaccrual loans at June 30, 1999 also included a number of commercial mortgages and residential mortgages on properties located throughout the state. Loans delinquent for 90 days or more and still accruing interest totaled $3.1 million at June 30, 1999, a 42.5% decrease from year-end 1998 levels. Impaired loans at June 30, 1999 totaled $9.9 million and included all nonaccrual and restructured loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $2.4 million at June 30, 1999. By comparison, impaired loans at year-end 1998 totaled $12.3 million with an allocated allowance for loan losses of $3.0 million.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income of $3.2 million for the second quarter and $6.5 million for the first half of 1999 increased by $58,000 or 1.9% and $511,000 or 8.5%, respectively, over the same periods in 1998. In the second quarter of 1999, increases in service charges on deposits and other service charges and fees combined to offset the impact of gains on sales of other real estate recognized in the second quarter of 1998. Gains on sales of investment securities of $219,000 and increases in service charges on deposits and other service charges and fees contributed to the increase in other operating income for the first half of 1999 compared to 1998.

Other Operating Expense
  Total other operating expense of $13.4 million for the second quarter of 1999 and $26.4 million for the first half of 1999 increased by $612,000 or 4.8% and $1.2 million or 4.8% over the same periods in 1998. The increase was primarily attributed to accruals for potential losses on an international debit card fraud scheme and the expected closure of one of the bank's branch offices. Outsourcing expenses related to the servicing of merchant accounts also contributed to the increase in other operating expense.

Income Taxes
  The effective tax rate for the second quarter and first half of 1999 was 34.62% and 35.38%, respectively, compared with the previous year's rates of 32.47% and 34.17%, respectively. The tax rates for 1998 reflected the recognition of expected tax benefits, which were subsequently reversed, related to the formation of a real estate investment trust in the first quarter of 1998. While the Company believes that the associated tax benefits are realizable, the state of Hawaii has indicated that it may challenge the tax treatment. As of June 30, 1999, the cumulative estimated tax benefits not yet recognized amounted to $1.6 million.

Financial Condition

  Total assets at June 30, 1999 of $1.58 billion increased by $15.8 million or 1.0% over year-end 1998. Net loans of $1.16 billion increased by $78.5 million or 7.2%, funded primarily by a decrease in investment securities of $55.1 million or 15.7%.

  Total deposits at June 30, 1999 of $1.26 billion decreased by $11.5 million or 0.9% from year-end 1998. Noninterest-bearing deposits of $175.4 million decreased by $11.5 million or 6.1%, while interest-bearing deposits of $1.08 billion was unchanged from year-end 1998. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 1999 of $914.8 million decreased by $10.1 million or 1.1% during the first half of 1999, and time deposits of $100,000 and over of $342.8 million decreased by $1.4 million or 0.4%. The decrease in core deposits included decreases of $10.6 million in business checking accounts and $10.1 million in business money market deposits, offset by an increase in time deposits under $100,000. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $149.1 million at June 30, 1999 increased by $1.1 million or 0.7% over December 31, 1998. When expressed as a percentage of total assets, stockholders' equity decreased slightly to 9.46% at June 30, 1999, compared to 9.49% at year-end 1998. On June 14, 1999, the board of directors declared a second quarter cash dividend of $0.14 per share, a 7.7% increase over the dividend declared in the second quarter of 1998. Dividends declared in the second quarter of 1999 totaled $1,358,000 compared with $1,380,000 in the second quarter of 1998, a 1.6% decrease resulting from the reduction in outstanding shares due to the stock repurchase program which commenced in 1998.

  As of June 30, 1999, a total of 949,648 shares out of an approved 1.1 million shares have been repurchased and retired under the Company's stock repurchase program at a weighted average price of $17.45. The remaining repurchases will be conducted in the open market and are dependent upon market conditions. The stock repurchase program has resulted in a slight decrease in capital and capital ratios and a corresponding increase in equity-based performance measures.

  The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks. Furthermore, the Company seeks to ensure that regulatory guidelines and industry standards are met. Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

  The following table sets forth the capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.

                         Actual        Required        Excess
                      Amount  Ratio  Amount  Ratio  Amount  Ratio

At June 30, 1999:
  Leverage capital
     ratio          $150,467  9.64% $62,417  4.00% $88,050  5.64%
  Tier 1 risk-based
     capital ratio   150,467 11.79   51,068  4.00   99,399  7.79
  Total risk-based
     capital ratio   166,485 13.04  102,136  8.00   64,349  5.04

At December 31, 1998:
  Leverage capital
     ratio          $147,338  9.71% $60,722  4.00% $86,616  5.71%
  Tier 1 risk-based
     capital ratio   147,338 12.10   48,698  4.00   98,640  8.10
  Total risk-based
     capital ratio   162,616 13.36   97,395  8.00   65,221  5.36

  In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

  The following table sets forth the capital requirements for the Bank to be considered "well capitalized" and the Bank's capital ratios as of the dates indicated.

                         Actual        Required        Excess
                      Amount  Ratio  Amount  Ratio  Amount  Ratio

At June 30, 1999:
  Leverage capital
     ratio          $142,324  9.13% $77,919  5.00% $64,405  4.13%
  Tier 1 risk-based
     capital ratio   142,324 11.16   76,487  6.00   65,837  5.16
  Total risk-based
     capital ratio   158,318 12.42  127,478 10.00   30,840  2.42

At December 31, 1998:
  Leverage capital
     ratio          $137,233  9.05% $75,795  5.00% $61,438  4.05%
  Tier 1 risk-based
     capital ratio   137,233 11.28   72,992  6.00   64,241  5.28
  Total risk-based
     capital ratio   152,500 12.54  121,653 10.00   30,847  2.54

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity are discussed in the 1998 Annual Report to Shareholders. No significant changes have occurred during the six months ended
June 30, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

  The Company discussed the nature and extent of market risk exposure in the 1998 Annual Report to Shareholders. No significant changes have occurred during the six months ended
June 30, 1999.

PART II.  OTHER INFORMATION

Items 1 to 5.

  Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The Financial Data Schedule as of and for the six months ended June 30, 1999, is filed as Exhibit 27 to this report on Form 10-Q.

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the second quarter of 1999.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date: August 10, 1999       /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date: August 10, 1999       /s/ Neal K. Kanda
                              Neal K. Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                               June 30,   December 31,
(Dollars in thousands, except per share data)                      1999           1998

ASSETS
Cash and due from banks                                     $   47,972      $   42,735
Interest-bearing deposits in other banks                            69          10,469
Investment securities:
  Held to maturity, at cost (fair value of $106,921 at
     June 30, 1999 and $123,226 at December 31, 1998)          107,414         120,476
  Available for sale, at fair value                            188,955         230,960
     Total investment securities                               296,369         351,436

Loans                                                        1,185,122       1,105,912
  Less allowance for loan losses                                20,735          20,066
     Net loans                                               1,164,387       1,085,846

Premises and equipment                                          25,811          26,833
Accrued interest receivable                                      9,156           9,122
Investment in unconsolidated subsidiaries                        8,096           7,990
Due from customers on acceptances                                   12              32
Other real estate                                                  509           1,155
Other assets                                                    24,270          25,267

     Total assets                                           $1,576,651      $1,560,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                              $  175,420      $  186,892
  Interest-bearing deposits                                  1,082,167       1,082,231
     Total deposits                                          1,257,587       1,269,123


Short-term borrowings                                           37,949           2,014
Long-term debt                                                 114,584         118,289
Bank acceptances outstanding                                        12              32
Other liabilities                                               17,385          23,361

     Total liabilities                                       1,427,517       1,412,819

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                             -               -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 9,697,954 shares at June 30,
     1999, and 9,797,596 shares at December 31, 1998             6,728           6,637
  Surplus                                                       45,848          45,848
  Retained earnings                                             98,011          94,954
  Accumulated other comprehensive income, net of taxes          (1,453)            627

     Total stockholders' equity                                149,134         148,066

     Total liabilities and stockholders' equity             $1,576,651      $1,560,885

Book value per share                                            $15.38          $15.11


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

                                         Three Months Ended           Six Months Ended
(Dollars in thousands,                             June 30,                   June 30,
except per share data)                       1999      1998             1999      1998

Interest income:
  Interest and fees on loans              $23,151   $22,865          $45,750   $45,213
  Interest and dividends on
     investment securities:
       Taxable interest                     3,645     4,522            7,989     9,058
       Tax-exempt interest                    431       328              850       621
       Dividends                              321       317              680       625
  Interest on deposits in other banks          93       272              119       649
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                      20         2               31         2

       Total interest income               27,661    28,306           55,419    56,168

Interest expense:
  Interest on deposits                      8,974     9,742           17,831    19,314
  Interest on short-term borrowings           165       217              445       398
  Interest on long-term debt                1,551     1,995            3,174     3,896

       Total interest expense              10,690    11,954           21,450    23,608

       Net interest income                 16,971    16,352           33,969    32,560
Provision for loan losses                     700     1,125            2,200     2,100
  Net interest income after
     provision for loan losses             16,271    15,227           31,769    30,460

Other operating income:
  Income from fiduciary activities            186       157              363       300
  Service charges on deposit accounts         800       727            1,614     1,458
  Other service charges and fees            1,690     1,581            3,310     3,168

  Equity in earnings of
     unconsolidated subsidiaries              111        87              207       190
  Fees on foreign exchange                    134       153              304       310
  Investment securities gains                  16         -              219         -
  Other                                       246       420              502       582

     Total other operating income           3,183     3,125            6,519     6,008

Other operating expense:
  Salaries and employee benefits            6,768     6,465           13,319    13,128
  Net occupancy                             1,556     1,590            3,082     3,182
  Equipment                                   669       709            1,399     1,425
  Other                                     4,381     3,998            8,643     7,488

     Total other operating expense         13,374    12,762           26,443    25,223

     Income before income taxes             6,080     5,590           11,845    11,245
Income taxes                                2,105     1,815            4,191     3,842

     Net income                           $ 3,975   $ 3,775          $ 7,654    $7,403

Other comprehensive income (loss),
  net of taxes:
  Unrealized holding (losses) gains
     on securities:
     Unrealized holding (losses) gains
       during period, net of taxes of
       $(1,008,000), $(31,000),
       $(1,303,000) and $(8,000),
       respectively                        (1,514)      (48)          (1,958)      (13)
     Less: reclassification adjustment
       for gains included in net income,
       net of taxes of $(18,000) and
       $81,000, respectively                  (27)        -              122         -
       Net unrealized holding (losses)
          gains                            (1,487)      (48)          (2,080)      (13)

     Comprehensive income                 $ 2,488   $ 3,727          $ 5,574   $ 7,390

Per share data:
  Basic earnings per share                $  0.41   $  0.36          $  0.79  $   0.70
  Diluted earnings per share                 0.41      0.35             0.78      0.69
  Cash dividends declared                    0.14      0.13             0.27      0.26

Weighted average shares outstanding
  (in thousands)                            9,702    10,611            9,740    10,599

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended
                                                        June 30,
(Dollars in thousands)                            1999      1998

Cash flows from operating activities:
  Net income                                   $ 7,654   $ 7,403
  Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
     Provision for loan losses                   2,200     2,100
     Provision for depreciation and
       amortization                              1,441     1,505
     Net amortization and accretion of
       investment securities                       149        81
     Net gain on investment securities            (219)        -
     Federal Home Loan Bank stock
       dividends received                         (653)     (625)
     Net loss on sale of loans                      78       149
     Proceeds from sales of loans held
       for sale                                 22,535    29,316
     Originations and purchases of loans
       held for sale                           (57,716)  (38,248)
     Deferred income tax expense                 3,728       460
     Equity in earnings of unconsolidated
       subsidiaries                               (207)     (190)
     Net decrease in other assets                  540     2,752
     Net decrease in other liabilities          (6,532)     (576)

       Net cash (used in) provided by
          operating activities                 (27,002)    4,127

Cash flows from investing activities:
  Proceeds from maturities of and calls on
     investment securities held to maturity     14,108    28,306
  Purchases of investment securities
     held to maturity                           (1,088)  (20,746)
  Proceeds from sales of investment
     securities available for sale              23,017         -
  Proceeds from maturities of and calls
     on investment securities available
     for sale                                   40,481    16,276
  Purchases of investment securities
     available for sale                        (24,192)  (31,454)
  Net decrease in interest-bearing
     deposits in other banks                    10,400    14,307
  Net loan originations                        (46,392)  (28,384)
  Purchases of premises and equipment             (419)   (1,434)
  Distributions from unconsolidated
     subsidiaries                                  174       220

  Investments in unconsolidated
     subsidiaries                                 (122)      (50)

       Net cash provided by (used in)
          investing activities                  15,967   (22,959)

Cash flows from financing activities:
  Net (decrease) increase in deposits          (11,536)   12,660
  Proceeds from long-term debt                  22,550    20,000
  Repayments of long-term debt                 (26,255)  (11,207)
  Net increase (decrease) in short-term
     borrowings                                 35,935    (1,505)
  Cash dividends paid                           (2,543)   (2,754)
  Proceeds from sale of common stock               168       392
  Repurchases of common stock                   (2,047)        -

       Net cash provided by financing
          activities                            16,272    17,586

       Net increase (decrease) in cash
          and cash equivalents                   5,237    (1,246)

Cash and cash equivalents:
  At beginning of period                        42,735    50,695
  At end of period                            $ 47,972  $ 49,449

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                             $ 21,252  $ 23,799
  Cash paid during the period
     for income taxes                         $  7,200  $  1,400

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate      $    754  $    324

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

  The results of operations for the three and six months ended
June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

  Components of other comprehensive income for the three and six months ended June 30, 1999 and 1998 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income, net of taxes, is presented below as of the dates indicated:

                              Three months ended  Six months ended
                                        June 30,          June 30,
(Dollars in thousands)             1999     1998     1999     1998

Balance at beginning of period  $    34     $129  $   627     $ 94
Current-period change            (1,487)     (48)  (2,080)     (13)
  Balance at end of period      $(1,453)    $ 81  $(1,453)    $ 81

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

                                     Retail   Commercial                    All
(Dollars in thousands)               Branch      Finance   Treasury      Others      Total

Three months ended June 30, 1999:
  Net interest income (expense)   $ (2,234)    $ 16,908   $  1,666    $    631  $   16,971
Intersegment net interest
     income (expense)               11,228      (11,176)       231        (283)          -
  Provision for loan losses            127          562          -          11         700
  Other income                       1,185          123         28       1,847       3,183
  Other expense                      3,917          895         87       8,475      13,374
  Administrative and overhead
     expense allocation              4,555          948         83      (5,586)          -
  Income tax expense                   555        1,165        611        (226)      2,105
     Net income                   $  1,025     $  2,285   $  1,144    $   (479) $    3,975

Three months ended June 30, 1998:
  Net interest income (expense)   $ (2,368)    $ 15,352   $  1,964    $  1,404  $   16,352
Intersegment net interest
     income (expense)               11,329      (10,879)       182        (632)          -
  Provision for loan losses            515          389          -         221       1,125
  Other income                         983           43          3       2,096       3,125
  Other expense                      3,999          912         91       7,760      12,762
  Administrative and overhead
     expense allocation              3,814        1,101         50      (4,965)          -
  Income tax expense                   621          809        769        (384)      1,815
     Net income                   $    995     $  1,305   $  1,239    $    236  $    3,775

Six months ended June 30, 1999:
  Net interest income (expense)   $ (4,165)    $ 33,050   $  3,746    $  1,338  $   33,969
Intersegment net interest
     income (expense)               22,160      (21,852)       251        (559)          -
  Provision for loan losses            219        1,910          -          71       2,200
  Other income                       2,347          202        250       3,720       6,519
  Other expense                      7,934        1,652        158      16,699      26,443
  Administrative and overhead
     expense allocation              8,696        1,735        139     (10,570)          -
  Income tax expense                 1,244        2,111      1,409        (573)      4,191
     Net income                   $  2,249     $  3,992   $  2,541    $ (1,128) $    7,654


F-10
Six months ended June 30, 1998:
  Net interest income (expense)   $ (4,656)    $ 30,076   $  4,286    $  2,854  $   32,560
Intersegment net interest
     income (expense)               22,677      (21,260)      (113)     (1,304)          -
  Provision for loan losses            711          887          -         502       2,100
  Other income                       1,992          163          6       3,847       6,008
  Other expense                      7,909        2,265        148      14,901      25,223
  Administrative and overhead
     expense allocation              7,277        1,962         96      (9,335)          -
  Income tax expense                 1,566        1,461      1,385        (570)      3,842
     Net income                   $  2,550     $  2,404   $  2,550    $   (101) $    7,403

At June 30, 1999:
  Investment securities           $      -     $      -   $296,369    $      -  $  296,369
  Loans                            281,811      884,575          -      18,736   1,185,122
  Other                             22,284       21,473     30,353      21,050      95,160
     Total assets                 $304,095     $906,048   $326,722    $ 39,786  $1,576,651

At December 31, 1998:
  Investment securities           $      -     $      -   $351,436    $      -  $  351,436
  Loans                            286,221      799,745          -      19,946   1,105,912
  Other                             23,291       20,279     34,741      25,226     103,537
     Total assets                 $309,512     $820,024   $386,177    $ 45,172  $1,560,885

4.  Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of SFAS Statement No. 133," which deferred the effective date of SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of a fiscal quarter. The application of SFAS No. 133, as amended, effective from January 1, 2001, is not expected to have a material impact on the Company's consolidated financial statements.

  In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." SFAS No. 135, effective for fiscal years ending after February 15, 1999, rescinds SFAS No. 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," and amends SFAS No. 35, "Accounting and Reporting by Defined Benefit Pension Plans," to exclude from its scope plans that are sponsored by and provide benefits for employees of state and local governmental units. SFAS No. 135 also amends other existing authoritative guidance to make various technical corrections, clarify meanings, or describe applicability under changed conditions. As the rescission of SFAS No. 75 and amendment of SFAS No. 35 relate solely to governmental entities, and as the technical corrections do not significantly change existing authoritative guidance, the application of SFAS No. 135 is not expected to have a material impact on the Company's consolidated financial statements.
F-12