Form 10-Q
period 1999-09-30
CPB INC
filed 1999-11-12
CIK 701347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999

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

                           Common Stock, No Par Value;
               Outstanding at November 10, 1999: 9,381,787 shares

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial statements listed below are filed as a part hereof.

                                                                      Page
     Consolidated Balance Sheets - September 30, 1999 and
         December 31, 1998                                             F-1
     Consolidated Statements of Income and Comprehensive
         Income - Three and nine months ended September 30,
         1999 and 1998                                                 F-3
     Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1999 and 1998                             F-6
     Notes to Consolidated Financial Statements                        F-8

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations

Overview

     CPB Inc. (the "Company") posted third quarter 1999 net income of $4.297 million, increasing by 10.5% over the $3.890 million earned in the third quarter of 1998. Net income for the first nine months of 1999 was $11.951 million, increasing by 5.8% over the $11.293 million earned in the same period in 1998. The increase in net income was attributed to increased net interest income and decreases in provision for loan losses and income taxes. A $1.6 million restructuring charge recorded in the third quarter of 1999 and a $4.3 million gain on sale of loans recognized in the third quarter of 1998 both offset the 1999 net income increase. As of September 30, 1999, total assets of $1,594.6 million increased by $33.7 million or 2.2%, and net loans of $1,135.6 million increased by $49.7 million or 4.6%, while total deposits of $1,259.6 million decreased by $9.5 million or 0.7% compared with year-end 1998.

     The following table presents annualized return on average assets, annualized return on average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                                                           Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                          1999              1998             1999              1998

Annualized return on
     average assets                                      1.07%             1.04%             1.01%             1.00%

Annualized return on
     average stockholders'
     equity                                             11.37%            10.16%            10.58%             9.72%

Basic earnings per share                                $0.44             $0.38             $1.23             $1.08
Diluted earnings per share                              $0.44             $0.38             $1.22             $1.07


     Hawaii's economy has experienced little growth in the past eight years but is beginning to show signs of improvement. The visitor industry has seen a slight rebound after a downturn in 1998. Year-to-date visitor arrivals through September 1999 increased by 1.4% over 1998 levels, reflecting a 6.0% increase in westbound visitors (primarily from the mainland U.S.) which offset a 6.3% decrease in eastbound visitors (including Japan and other Asian countries). As the economic situation stabilizes in Asia, and with continued strength in the mainland U.S. economy, local economists forecast a mild rebound for the visitor industry during 1999 and into the year 2000.

     Similarly, the statewide unemployment rate in September 1999 improved to 5.5%, from 6.5% in September 1998. The unemployment rate on the island of Oahu was 4.8%, closer to the national rate of 4.1%.

     Local real estate sales activity continues to improve, with total dollar-volume of residential real estate sales on the island of Oahu in the first nine months of 1999 increasing by 21.1% over the same period in 1998, following a 17.7% increase in 1998 over 1997. The combination of low interest rates and lower sales prices have contributed to the increased sales activity. However, in spite of the increase in sales activity, average real estate values have not increased.

     Hawaii's economic environment has had, and will likely continue to have, a direct effect on the performance of the Company and Central Pacific Bank (the "Bank"), its wholly-owned subsidiary. While the Hawaii economy is expected to grow modestly in the near future, trends in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the remainder of 1999 may be directly impacted by the ability of the Hawaii economy to sustain the positive trends experienced in recent months.

     The "Year 2000" compliance effort remains a primary focus of the organization. The Company has completed testing of all mission-critical systems and vendors, including interfaces with third parties, with no major problems identified. The Company's efforts are currently focused on customer awareness and preparedness and testing of contingency plans. Programs have been implemented to educate our customers on potential problems and to assess their compliance status to ensure minimal risk of business disruption and economic loss. Customers representing approximately 2% of loans outstanding and 3% of deposits have been assessed to have a high risk of noncompliance, and accordingly, programs have been implemented to closely monitor their compliance efforts. Further, Year 2000 compliance has been incorporated into the underwriting standards for new loans and renewal requests, and a Year 2000 risk factor has been incorporated into the assessment of the adequacy of the allowance for loan losses. Contingency plans, which include outsourcing alternatives, manual processing, suspension of non-critical functions and the securing of additional sources of short-term liquidity, have been updated and tested to ensure that the Company is prepared to handle the most likely worst-case scenario, including the inability of customers, vendors and other third parties to adequately address the Year 2000 problem. The Company has expended substantial resources to address this issue on a timely basis. Equipment and software expenditures related to the implementation of new and enhanced systems and equipment are being capitalized and amortized over their respective useful lives. Expenditures related to the Company's internal resources and other Year 2000 compliance costs are being expensed as incurred. To date, the Company has expended substantially all of its projected $4.0 million equipment and software remediation costs. Future expenditures are not expected to have a material impact on the Company's results of operations; however, no assurance can be given at this time that all aspects of the Company's operations will be Year 2000-compliant, nor that the Year 2000 problem will not have an adverse impact on the Company's future earnings.

     Certain matters discussed in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, Year 2000 compliance, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses, noninterest income and noninterest expense. Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, general business conditions in the state of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry, the ability of other entities to become Year 2000 compliant, the ability of the Company to achieve projected benefits related to its strategic plan within the specified timeframes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Net Interest Income

     A comparison of net interest income for the three and nine months ended September 30, 1999 and 1998 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                         1999            1998             1999              1998
                                                         (Dollars in thousands)
Interest income                        $29,325         $28,418           $85,346          $85,098
Interest expense                        11,296          11,759            32,746           35,367
     Net interest income               $18,029         $16,659           $52,600          $49,731

Net interest margin                       4.74%           4.70%             4.71%            4.66%

     Interest income increased by $907,000 or 3.2% and by $248,000 or 0.3% in the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998, due primarily to an increase in average interest-earning assets and increases in loan fees in 1999. Average interest earning assets of $1,522.5 million and $1,488.2 million for the third quarter and first nine months of 1999, respectively, increased by $104.9 million or 7.4% and $65.9 million or 4.6%, due primarily to increases in loan balances. The yield on interest earning assets of 7.70% for the third quarter of 1999 decreased from 8.02%, and yield of 7.65% for the first nine months of 1999 decreased from 7.98% compared to the same periods in 1998 due primarily to the lower level of market interest rates in 1999.

     Interest and fees on loans increased by $950,000 or 4.1% and $1.5 million or 2.2% in the third quarter and first nine months of 1999, respectively, due to increases in loan fees and average loan balances. Interest and dividends on investment securities decreased by $578,000 or 11.4% and $1.4 million or 8.9%, respectively, due to declines in average balances. Interest on deposits in other banks increased by $477,000 or 280.6% in the third quarter due to an increase in short-term deposits compared to the prior year.

     Interest expense for the three and nine months ended September 30, 1999 decreased by $463,000 or 3.9% and $2.6 million or 7.4%, respectively, as compared to the same periods in 1998, due to the lower level of market interest rates. Average interest-bearing liabilities totaled $1,252.6 million in the third quarter of 1999 and $1,227.9 million in the first nine of 1999, increasing by $91.6 million or 7.9% and $56.9 million or 4.9%, respectively. The average rate on interest-bearing liabilities for the third quarter of 1999 of 3.61% declined from 4.05% in 1998, and the average rate for the first nine months of 1999 of 3.56% declined from 4.03% in 1998.

     The resultant net interest income for the third quarter and first nine months of 1999 increased by $1.4 million or 8.2% and by $2.9 million or 5.8%, respectively, over the same periods in 1998. Net interest margin also improved to 4.74% from 4.70% in the third quarter and to 4.71% from 4.66% in the first nine months of 1999 compared to 1998. Strong competition for both loans and deposits, particularly core deposits, is expected to continue and may create additional pressure on net interest margins in the future.

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

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                          1999              1998              1999              1998
                                                           (Dollars in thousands)
Allowance for loan losses:
     Balance at beginning
         of period                       $20,735           $19,168           $20,066           $19,164

     Provision for loan
         losses                              800             3,300             3,000             5,400

     Loan charge-offs:
     Real estate:
         Mortgage-commercial                 367               941             1,096             1,612
         Mortgage-residential                150               813               900             1,069
         Construction                          -                 -                 -                 -
     Commercial, financial
         and agricultural                     69               573               219               946



     Consumer:
         Credit card and
              related plans                    1               160                29               605
         Other consumer                       38               131               205               614
     Other                                     1                 -                 5                 2
         Total loan charge-offs              626             2,618             2,454             4,848

     Recoveries:
     Real estate:
         Mortgage-commercial                  53               299                92               300
         Mortgage-residential                 37                 3               142                31
         Construction                          -                 -                 -                 -
     Commercial, financial
         and agricultural                      2                 2                39                12
     Consumer:
         Credit card and
              related plans                   25                17                94                70
         Other consumer                       34                26                81                67
     Other                                     -                 -                 -                 1
         Total recoveries                    151               347               448               481

     Net loan charge-offs                    475             2,271             2,006             4,367

     Balance at end of period            $21,060           $20,197           $21,060           $20,197

Annualized ratio of net
     loan charge-offs to
     average loans                          0.16%             0.85%             0.23%             0.54%

     The provision for loan losses of $800,000 for the third quarter of 1999 and $3.0 million for the first nine months of 1999 decreased by 75.8% and 44.4%, respectively, compared to the same periods in 1998. Net loan charge-offs of $475,000 and $2.0 million for the three and nine months ended September 30, 1999, when expressed as an annualized percentage of average total loans, was 0.16% and 0.23%, respectively, decreasing from 0.85% and 0.54%, respectively, in 1998. Loan charge-offs during the third quarter of 1999 included a $242,000 commercial real estate loan and several smaller commercial and residential real estate loans.

     The allowance for loan losses expressed as a percentage of total loans was 1.82% at September 30, 1999, increasing slightly over the 1.81% at December 31, 1998. Considering the decline in net loan charge-offs and decreases in nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio. However, any deterioration in economic conditions in the state of Hawaii could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

     The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

                                           September 30,     December 31,       September 30,
                                               1999             1998               1998
                                                       (Dollars in thousands)
Nonaccrual loans:
     Real estate:
         Mortgage-commercial                  $ 4,884           $ 6,830           $ 9,604
         Mortgage-residential                   4,673             5,037             6,880
         Construction                               -                 -                 -
     Commercial, financial
         and agricultural                       1,731             1,065             1,225
     Consumer                                       -                 -                 -
     Other                                          -                 -                 -
         Total nonaccrual loans                11,288            12,932            17,709

Other real estate                               1,592             1,155             1,155
         Total nonperforming
              assets                           12,880            14,087            18,864

Loans delinquent for 90
     days or more:
     Real estate:
         Mortgage-commercial                      756               315                83
         Mortgage-residential                   1,294             4,206             4,075
         Construction                               -                 -                 -
     Commercial, financial
         and agricultural                         494               706               494
     Consumer                                      40               168               309
     Other                                          -                 -                 -
         Total loans delinquent
              for 90 days or more               2,584             5,395             4,961

         Total nonperforming
              assets and loans
              delinquent for 90 days
              or more                         $15,464           $19,482           $23,825

Total nonperforming assets
     as a percentage of
     loans and other real
     estate                                      1.11%             1.27%             1.78%

Total nonperforming assets
     and loans delinquent for
     90 days or more as a
     percentage of loans
     and other real estate                       1.34%             1.76%             2.24%


     Nonperforming assets and loans delinquent for 90 days or more totaled $15.5 million at September 30, 1999, a decrease of $4.0 million or 20.6% from year-end 1998. Nonaccrual loans and loans delinquent for 90 days or more were comprised primarily of loans secured by commercial or residential real property in the state of Hawaii. There were no restructured loans still accruing interest at those dates. Nonaccrual loans of $11.3 million included a $1.5 million loan secured by multi-family residential property, and two loans of $1.6 million and $1.2 million secured by commercial real estate. Nonaccrual loans at September 30, 1999 also included a number of other commercial mortgages and residential mortgages on properties located throughout the state. Loans delinquent for 90 days or more and still accruing interest totaled $2.6 million at September 30, 1999, a 52.1% decrease from year-end 1998 levels. Impaired loans at September 30, 1999 totaled $9.5 million and included all nonaccrual loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $2.5 million at September 30, 1999. By comparison, impaired loans at year-end 1998 totaled $12.3 million with an allocated allowance for loan losses of $3.0 million.

     Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income

     Total other operating income of $3.4 million for the third quarter and $9.8 million for the first nine months of 1999 decreased by $4.1 million or 54.8% and $3.5 million or 26.4%, respectively, from the same periods in 1998 due to a $4.5 million gain recognized on the sale of the Bank's credit card portfolio in the third quarter of 1998. Excluding the impact of this one-time gain, total other operating income increased by $389,000 or 13.0% in the third quarter and $958,000 or 10.8% in the first nine months of 1999 compared to the same periods in 1998. Increases in all major components of other operating income were achieved in 1999 due to various revenue-enhancing initiatives undertaken throughout the past year.

Other Operating Expense

     Total other operating expense of $14.0 million for the third quarter of 1999 and $40.4 million for the first nine months of 1999 increased by $317,000 or 2.3% and $1.6 million or 4.1% over the same periods in 1998. The increase was primarily attributed to a $1.6 million restructuring charge recognized in the third quarter of 1999 related to a planned 10% reduction in staffing in conjunction with the implementation of the Bank's three-year strategic plan. The initial staff reduction plans include 68 positions in retail banking and 8 positions in loan operations.

Other expense in the third quarter of 1999 decreased by $776,000 or 17.3% due primarily to software, training, supplies and various other expenses incurred in connection with a major computer system conversion completed in the third quarter of 1998.

Income Taxes

     The effective tax rate for the third quarter and first nine months of 1999 was 31.18% and 33.93%, respectively, compared with the previous year's rates of 43.08% and 37.54%, respectively. The tax rates for 1998 reflected the recognition in the first half and subsequent reversal in the third quarter of expected tax benefits related to the formation of a real estate investment trust in the first quarter of 1998. While the Company believes that the associated tax benefits are realizable, the state of Hawaii has indicated that it may challenge the tax treatment. As of September 30, 1999, the cumulative estimated tax benefits not yet recognized amounted to $1.9 million.

Financial Condition

     Total assets at September 30, 1999 of $1.59 billion increased by $33.7 million or 2.2% over year-end 1998. Net loans of $1.14 billion increased by $49.7 million or 4.6%, funded primarily by a decrease in investment securities of $46.9 million or 13.3%.

     Total deposits at September 30, 1999 of $1.26 billion decreased by $9.5 million or 0.7% from year-end 1998. Noninterest-bearing deposits of $170.2 million decreased by $16.7 million or 8.9%, while interest-bearing deposits of $1.09 billion increased by $7.2 million or 0.7% over year-end 1998. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 1999 of $924.1 million decreased by $860,000 or 0.1% during the first nine months of 1999, and time deposits of $100,000 and over of $335.5 million decreased by $8.6 million or 2.5%. Local competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

     Stockholders' equity of $145.0 million at September 30, 1999 decreased by $3.1 million or 2.1% from December 31, 1998. When expressed as a percentage of total assets, stockholders' equity declined to 9.09% at September 30, 1999, from 9.49% at year-end 1998. On October 15, 1999, the board of directors declared a third quarter cash dividend of $0.14 per share, a 7.7% increase over the dividend declared in the third quarter of 1998. Dividends declared in the third quarter of 1999 totaled $1,313,000 compared with $1,302,000 in the third quarter of 1998, a 0.8% increase.

     On September 13, 1999, the board of directors authorized a third stock repurchase program which provides for the repurchase of up to five percent or approximately 485,000 shares of common stock outstanding. In conjunction with the stock repurchase program, the Company repurchased 300,000 shares of its common stock from The Sumitomo Bank, Limited ("Sumitomo") during the third quarter of 1999. This transaction reduced Sumitomo's holdings in CPB Inc. to 973,913 shares or 10.38% of total common stock outstanding, from 13.16% held prior to the transaction. As of September 30, 1999, a total of 1,271,148 shares out of the total approved 1.6 million shares have been repurchased and retired under the Company's stock repurchase programs at a weighted average price of $18.82. The remaining repurchases will be conducted in the open market or in privately negotiated transactions, if at all, and are dependent upon market conditions. The stock repurchase program has resulted in a slight decrease in capital and capital ratios and a corresponding increase in equity-based performance measures.

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

                                                Actual                   Required                    Excess
                                           Amount     Ratio          Amount      Ratio           Amount     Ratio
At September 30, 1999:
     Leverage capital
         ratio                            $146,175    9.08%          $64,367     4.00%          $81,808    5.08%
     Tier 1 risk-based
         capital ratio                     146,175   11.49            50,935     4.00            95,240    7.49
     Total risk-based
         capital ratio                     162,145   12.74           101,871     8.00            60,274    4.74



At December 31, 1998:
     Leverage capital
         ratio                            $147,338    9.71%          $60,722     4.00%          $86,616    5.71%
     Tier 1 risk-based
         capital ratio                     147,338   12.10            48,698     4.00            98,640    8.10
     Total risk-based
         capital ratio                     162,616   13.36            97,395     8.00            65,221    5.36

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

                                                Actual                    Required                    Excess
                                           Amount     Ratio           Amount     Ratio           Amount    Ratio
At September 30, 1999:
     Leverage capital
         ratio                            $133,266     8.29%         $80,356      5.00%         $52,910    3.29%
     Tier 1 risk-based
         capital ratio                     133,266    10.49           76,292      6.00           56,974    4.49
     Total risk-based
         capital ratio                     149,214    11.74          127,154     10.00           22,060    1.74

At December 31, 1998:
     Leverage capital
         ratio                            $137,233    9.05%          $75,795     5.00%          $61,438    4.05%
     Tier 1 risk-based
         capital ratio                     137,233   11.28            72,992     6.00            64,241    5.28
     Total risk-based
         capital ratio                     152,500   12.54           121,653    10.00            30,847    2.54

Asset/Liability Management and Liquidity

     The Company's asset/liability management policy and liquidity are discussed in the 1998 Annual Report to Shareholders. No significant changes have occurred during the nine months ended September 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company discussed the nature and extent of market risk exposure in the 1998 Annual Report to Shareholders. No significant changes have occurred during the nine months ended September 30, 1999.

                             PART II. OTHER INFORMATION

Items 1 to 5.

     Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The Financial Data Schedule as of and for the nine months ended September 30, 1999, is filed as Exhibit 27 to this report on Form 10-Q.

                  (b)      Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CPB INC.
                                                    (Registrant)



     Date:    November 12, 1999                     /s/ Joichi Saito
                                                    Joichi Saito
                                                    Chairman of the Board and
                                                    Chief Executive Officer




     Date:    November 12, 1999                     /s/ Neal K. Kanda
                                                    Neal K. Kanda
                                                    Vice President and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

                             CPB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30,         December 31,
(Dollars in thousands, except per share data)                                   1999                 1998
ASSETS
Cash and due from banks                                                    $    48,872           $    42,735
Interest-bearing deposits in other banks                                        25,608                10,469
Investment securities:
     Held to maturity, at cost (fair value of $105,003 at
         September 30, 1999 and $123,226 at December 31, 1998)                 105,886               120,476
     Available for sale, at fair value                                         198,670               230,960
         Total investment securities                                           304,556               351,436

Loans                                                                        1,156,650             1,105,912
     Less allowance for loan losses                                             21,060                20,066
         Net loans                                                           1,135,590             1,085,846

Premises and equipment                                                          25,237                26,833
Accrued interest receivable                                                      9,414                 9,122
Investment in unconsolidated subsidiaries                                        8,470                 7,990
Due from customers on acceptances                                                   12                    32
Other real estate                                                                1,592                 1,155
Other assets                                                                    35,212                25,267

         Total assets                                                      $ 1,594,563           $ 1,560,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing deposits                                          $   170,242           $   186,892
     Interest-bearing deposits                                               1,089,389             1,082,231
         Total deposits                                                      1,259,631             1,269,123


Short-term borrowings                                                           53,363                 2,014
Long-term debt                                                                 113,933               118,289
Bank acceptances outstanding                                                        12                    32
Other liabilities                                                               22,629                23,361

         Total liabilities                                                   1,449,568             1,412,819

Stockholders' equity:
     Preferred stock, no par value, authorized 1,000,000
         shares, none issued                                                         -                     -
     Common stock, no par value; authorized 50,000,000 shares;
         issued and outstanding 9,381,787 shares at September 30,
         1999, and 9,797,596 shares at December 31, 1998                         6,580                 6,637
     Surplus                                                                    45,848                45,848
     Retained earnings                                                          93,869                94,954
     Accumulated other comprehensive income (loss), net of taxes                (1,302)                  627

         Total stockholders' equity                                            144,995               148,066

         Total liabilities and stockholders' equity                        $ 1,594,563           $ 1,560,885

Book value per share                                                       $     15.45           $     15.11


See accompanying notes to consolidated financial statements.

                             CPB INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                        Three Months Ended                               Nine Months Ended
(Dollars in thousands,                                     September 30,                                   September 30,
except per share data)                                1999              1998                           1999             1998
Interest income:
     Interest and fees on loans                      $23,844           $22,894                        $69,594          $68,107
     Interest and dividends on
         investment securities:
              Taxable interest                         3,683             4,398                         11,672           13,456
              Tax-exempt interest                        482               357                          1,332              978
              Dividends                                  329               317                          1,009              942
     Interest on deposits in other banks                 647               170                            766              819
     Interest on Federal funds sold and
         securities purchased under
         agreements to resell                              1                 1                             32                3

              Total interest income                   28,986            28,137                         84,405           84,305

Interest expense:
     Interest on deposits                              9,004             9,774                         26,835           29,088
     Interest on short-term borrowings                   676               107                          1,121              505
     Interest on long-term debt                        1,616             1,878                          4,790            5,774

              Total interest expense                  11,296            11,759                         32,746           35,367

              Net interest income                     17,690            16,378                         51,659           48,938
Provision for loan losses                                800             3,300                          3,000            5,400
     Net interest income after
         provision for loan losses                    16,890            13,078                         48,659           43,538

Other operating income:
     Income from fiduciary activities                    211               170                            574              470
     Service charges on deposit accounts                 818               754                          2,432            2,210

     Other service charges and fees                    1,751             1,701                          5,061            4,871



     Equity in earnings of
         unconsolidated subsidiaries                     173                80                            380              270
     Fees on foreign exchange                            153               135                            457              445
     Investment securities gains                           -                 -                            219                -
     Gain (loss) on sale of loans                        (50)            4,443                           (128)           4,295
     Other                                               318               176                            806              756

         Total other operating income                  3,374             7,459                          9,801           13,317

Other operating expense:
     Salaries and employee benefits                    8,111             6,896                         21,430           20,024
     Net occupancy                                     1,533             1,586                          4,615            4,768
     Equipment                                           661               730                          2,060            2,155
     Other                                             3,715             4,491                         12,266           11,829

         Total other operating expense                14,020            13,703                         40,371           38,776

         Income before income taxes                    6,244             6,834                         18,089           18,079
Income taxes                                           1,947             2,944                          6,138            6,786

         Net income                                  $ 4,297           $ 3,890                        $11,951          $11,293

Other comprehensive income (loss),
     net of taxes:
     Unrealized holding (losses) gains
         on securities:
         Unrealized holding (losses) gains
              during period, net of taxes of
              $100,000, $586,000,
              $(1,203,000) and $578,000,
              respectively                               151               881                         (1,807)             868
         Less: reclassification adjustment
              for gains included in net income,
              net of taxes of $81,000                      -                 -                            122                -
              Net unrealized holding (losses)
                  gains                                  151               881                         (1,929)             868

         Comprehensive income                        $ 4,448           $ 4,771                        $10,022          $12,161



Per share data:
     Basic earnings per share                        $  0.44           $  0.38                        $  1.23          $  1.08
     Diluted earnings per share                         0.44              0.38                           1.22             1.07
     Cash dividends declared                            0.14              0.13                           0.41             0.39

Weighted average shares outstanding
     (in thousands)                                    9,673            10,320                          9,717           10,505


See accompanying notes to consolidated financial statements.

                             CPB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
(Dollars in thousands)                                                                     1999              1998
Cash flows from operating activities:
     Net income                                                                          $11,951           $11,293
     Adjustments to reconcile net income to net
         cash (used in) provided by operating
         activities:
         Provision for loan losses                                                         3,000             5,400
         Provision for depreciation and
              amortization                                                                 2,151             2,240
         Net amortization and accretion of
              investment securities                                                          238               212
         Net gain on investment securities                                                  (219)                -
         Federal Home Loan Bank stock
              dividends received                                                            (982)             (942)
         Net loss (gain) on sale of loans                                                    128            (4,295)
         Proceeds from sales of loans held
              for sale                                                                    26,894            50,915
         Originations and purchases of loans
              held for sale                                                              (63,783)          (56,116)
         Deferred income tax expense                                                       2,887            (1,472)
         Equity in earnings of unconsolidated
              subsidiaries                                                                  (380)             (270)
         Net (increase) decrease in other assets                                          (9,599)            2,777
         Net (decrease) increase in other
           liabilities                                                                    (1,129)            6,489

              Net cash (used in) provided by
                  operating activities                                                   (28,843)           16,231

Cash flows from investing activities:
     Proceeds from maturities of and calls on
         investment securities held to maturity                                           15,601            55,648
     Purchases of investment securities
         held to maturity                                                                 (1,088)          (25,274)
     Proceeds from sales of investment
         securities available for sale                                                    23,017                 -
     Proceeds from maturities of and calls
         on investment securities available
         for sale                                                                         58,847            21,360
     Purchases of investment securities
         available for sale                                                              (51,747)          (88,367)
     Net (increase) decrease in interest-
         bearing deposits in other banks                                                 (15,139)           34,074
     Net loan originations                                                               (18,227)          (15,630)
     Purchases of premises and equipment                                                    (555)           (2,435)
     Distributions from unconsolidated
         subsidiaries                                                                        275               295


     Investments in unconsolidated
         subsidiaries                                                                       (451)              (50)

              Net cash provided by (used in)
                  investing activities                                                    10,533           (20,379)

Cash flows from financing activities:
     Net decrease in deposits                                                             (9,492)           (1,986)
     Proceeds from long-term debt                                                         22,550            20,000
     Repayments of long-term debt                                                        (26,906)          (26,811)
     Net increase in short-term borrowings                                                51,349            24,940
     Cash dividends paid                                                                  (3,901)           (4,134)
     Proceeds from sale of common stock                                                      244               534
     Repurchases of common stock                                                          (9,397)          (10,728)

              Net cash provided by financing
                  activities                                                              24,447             1,815

              Net increase (decrease) in cash
                  and cash equivalents                                                     6,137            (2,333)

Cash and cash equivalents:
     At beginning of period                                                               42,735            50,695
     At end of period                                                                   $ 48,872          $ 48,362

Supplemental disclosure of cash flow
     information:
     Cash paid during the period
         for interest                                                                   $ 31,877          $ 32,155
     Cash paid during the period
         for income taxes                                                               $  7,200          $  1,850

Supplemental disclosure of noncash investing and financing activities:
     Transfer of loans to other real estate                                             $  2,244          $    499

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

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

     Components of other comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income (loss), net of taxes, is presented below as of the dates indicated:

                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
(Dollars in thousands)                                          1999           1998           1999            1998
Balance at beginning of period                               $(1,453)          $ 81        $   627            $ 94
Current-period change                                            151            881         (1,929)            868
     Balance at end of period                                $(1,302)          $962        $(1,302)           $962


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


                                                   Retail         Commercial                           All
(Dollars in thousands)                             Branch          Finance          Treasury          Others           Total
Three months ended September 30, 1999:
     Net interest income (expense)              $ (2,235)          $ 17,577         $  1,709         $    639       $   17,690
     Intersegment net interest
         income (expense)                         11,294            (11,493)             461             (262)               -
     Provision for loan losses                        80                698                -               22              800
     Other income                                  1,164                114               11            2,085            3,374
     Other expense                                 3,938                862               89            9,131           14,020
     Administrative and overhead
         expense allocation                        5,144              1,110               97           (6,351)               -
     Income tax expense                              326              1,056              635              (70)           1,947
         Net income                             $    735           $  2,472         $  1,360         $   (270)      $    4,297

Three months ended September 30, 1998:
     Net interest income (expense)              $ (2,418)          $ 15,499         $  1,990         $  1,307       $   16,378
     Intersegment net interest
         income (expense)                         11,298            (10,657)             (81)            (560)               -
     Provision for loan losses                       351              2,505                -              444            3,300
     Other income                                  1,145                 83               13            6,218            7,459
     Other expense                                 4,146                853               69            8,635           13,703
     Administrative and overhead
         expense allocation                        4,669                816               66           (5,551)               -
     Income tax expense                              369                323              768            1,484            2,944
         Net income                             $    490           $    428         $  1,019         $  1,953       $    3,890

Nine months ended September 30, 1999:
     Net interest income (expense)              $ (6,400)          $ 50,627         $  5,455         $  1,977       $   51,659
     Intersegment net interest
         income (expense)                         33,454            (33,345)             712             (821)               -
     Provision for loan losses                       299              2,608                -               93            3,000
     Other income                                  3,511                316              261            5,713            9,801
     Other expense                                11,872              2,514              247           25,738           40,371
     Administrative and overhead
         expense allocation                       13,840              2,845              236          (16,921)               -
     Income tax expense                            1,570              3,167            2,044             (643)           6,138
         Net income                             $  2,984           $  6,464         $  3,901         $ (1,398)      $   11,951

                                                       F-10


Nine months ended September 30, 1998:
     Net interest income (expense)              $ (7,074)          $ 45,575         $  6,276         $  4,161       $   48,938
     Intersegment net interest
         income (expense)                         33,975            (31,917)            (194)          (1,864)               -
     Provision for loan losses                     1,062              3,392                -              946            5,400
     Other income                                  3,137                246               19            9,915           13,317
     Other expense                                12,055              3,118              217           23,386           38,776
     Administrative and overhead
         expense allocation                       11,946              2,778              162          (14,886)               -
     Income tax expense                            1,935              1,784            2,153              914            6,786
         Net income                             $  3,040           $  2,832         $  3,569         $  1,852       $   11,293

At September 30, 1999:
     Investment securities                      $      -           $      -         $304,556         $      -       $  304,556
     Loans                                       287,418            850,523                -           18,709        1,156,650
     Other                                        22,048             22,800           54,382           34,127          133,357
         Total assets                           $309,466           $873,323         $358,938          $52,836       $1,594,563

At December 31, 1998:
     Investment securities                      $      -           $      -         $351,436         $      -       $  351,436
     Loans                                       286,221            799,745                -           19,946        1,105,912
     Other                                        23,291             20,279           34,741           25,226          103,537
         Total assets                           $309,512           $820,024         $386,177         $ 45,172       $1,560,885

                                                       F-11

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