Form 10-K405
period 1999-12-31
CPB INC
filed 2000-03-29
CIK 701347

     As filed with the Securities and Exchange Commission on March 29, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $156,488,000.

Number of shares of common stock of the registrant outstanding as of February 29, 2000: 9,236,657 shares
The following documents are incorporated by reference herein:

                                                                                        PART OF FORM 10-K
DOCUMENT INCORPORATED                                                                   INTO WHICH INCORPORATED
---------------------                                                                   -----------------------
1999 Annual Report to  Shareholders                                                     Parts II and IV
Definitive  Proxy Statement
for the Annual  Meeting of  Shareholders  which will be filed within 120 days of
the fiscal year ended December 31, 1999                                                 Part III

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
                                     PART I



ITEM 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
ITEM 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
ITEM 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
ITEM 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .    27
ITEM 4(A).  Executive Officers of the Registrant. . . . . . .  . . . . . . . . . . . . . . . . . . . . . .    27


                                     PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . .    28
ITEM 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
ITEM 7.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
ITEM 7A.    Quantitative and Qualitative Disclosures Regarding Market Risk . . . . . . . . . . . . . . . .    28
ITEM 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . .    28
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .    30
ITEM 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .    30

                                    PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . .    31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

                                     PART I

ITEM 1.  BUSINESS

Organization

     CPB Inc. (the "Company") is a Hawaii corporation organized on February 1, 1982 pursuant to a Plan of Reorganization and Agreement of Merger as a bank holding company and is subject to the Bank Holding Company Act of 1956, as amended. The Company's principal business is to serve as a holding company for its subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System. Based on total consolidated assets at December 31, 1999, the Company was the third largest bank holding company in Hawaii.

     In 1997, the Company formed a limited liability company with Source Management LLC to create a residential mortgage brokerage firm named Trans-Pacific Mortgage Group LLC, of which the Company owned 49%. Trans-Pacific Mortgage Group LLC was formed to enhance the Company's market penetration in the residential mortgage business. In December 1999, the Company relinquished its ownership interest in Trans-Pacific Mortgage Group LLC. This transaction had no material impact on the Company's consolidated financial statements.

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

     The Bank also owns 100% of the outstanding common stock of CPB Real Estate, Inc. ("CPBREI"), a real estate investment trust, which acquires and holds stable, long-term real estate related assets including residential mortgage loans, commercial real estate loans and mortgage-backed securities. CPBREI was incorporated in March 1998 and was established to provide the Company with an alternate means of raising capital and to enhance federal and state tax strategies. The impact of the tax strategies is discussed in Note 19 to the Company's Consolidated Financial Statements in the 1999 Annual Report. In November 1998, CPBREI issued 1,000 shares of preferred stock to the Bank and certain employees of the Bank. At December 31, 1999, the Bank held 869 shares of CPBREI preferred stock, and employees or former employees held 131 shares of CPBREI preferred stock.

     The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

     The Bank is a full-service commercial bank which currently has 26 banking offices and 61 ATMs located throughout the State of Hawaii. Its administrative and main office is located in Honolulu, and there are 20 other branches on the island of Oahu. In addition, the Bank operates one branch on the island of Maui, two branches on the island of Kauai and two branches on the island of Hawaii.

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

     The Bank offers credit cards and VISA CHECK CARD, a debit card service, and is a member of the Star ATM Network. The Bank also offers an internet banking service through its website at cpbi.com as well as an Infoline service, providing telephonic account information and funds transfer services.

     Specialized services designed to service the needs of businesses and individuals include business PC banking, travelers' checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

     The Bank's Trust Division offers asset management and custody services for a variety of accounts including revocable and irrevocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

Market Area and Competition

     The Bank competes in the financial services industry mainly targeting retail and small to mid-sized businesses. The market is highly competitive with 6 commercial banks, 3 savings and loans, several finance companies and numerous credit unions operating in the State of Hawaii. The two largest banks in the state have expanded their markets out-of-state through merger and acquisition activity.

     Pacific Century Financial Corporation had $14.4 billion in total assets at year-end 1999. Bank of Hawaii, its largest subsidiary bank, maintains approximately 25% of the deposits in the state of Hawaii.

     Bancwest Corporation had $16.7 billion in assets at year-end 1999. First Hawaiian Bank, the Hawaii-based subsidiary bank, has approximately 25% of the deposits in the state of Hawaii.

     American Savings Bank, a subsidiary of Hawaiian Electric Industries, held $5.8 billion in assets at year end 1999. American Savings Bank has approximately 18% of the deposits in the state of Hawaii.

     Central Pacific Bank is the third largest commercial bank maintaining deposit market share of close to 6% of deposits. At $1.6 billion in assets, the Bank is building its position in the marketplace as a local community bank which is large enough to provide a wide range of banking services yet small enough to deliver personalized service. Central Pacific Bank offers a full range of banking services to small- and medium-sized businesses, professionals and individuals. The Bank remains competitive with pricing and superior service levels. The Bank also has a strong capital base to provide for expansion opportunities in its quest to better serve the community. With recent consolidation in the financial services industry, competition has intensified. The larger institutions are very focused in the business banking and personal banking areas, while leveraging their large branch and electronic banking networks to attract retail customers. The two large banks also tend to lead the market with respect to new products and pricing.

     The banking and financial services industry in Hawaii generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business -- Supervision and Regulation -- Financial Services Modernization Legislation."

     In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet needs of the communities served. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents.

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

     The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "Item 1. Business -- Supervision and Regulation."

Supervision and Regulation

     General

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "--Capital Standards."

     The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.
                                       5

         The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

         The Bank

         The Bank, as a Hawaii chartered bank, is subject to primary supervision, periodic examination, and regulation by the Hawaii Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a Hawaii chartered bank would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers.

         Various requirements and restrictions under the laws of the State of Hawaii and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "-- Capital Standards."

         Financial Services Modernization Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

         o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

         o Provides an enhanced framework for protecting the privacy of consumer information;

         o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         o Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"), and

         o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. See "-- Capital Standards." In addition, the Federal Reserve Board must also determine that each insured depository institution subsidiary of the Company has at least a "satisfactory" CRA rating. See "-- Community Reinvestment Act and Fair Lending Developments." The Company currently meets the requirements to make an election to become a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

        The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

         A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

         The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, Hawaii permits commercial banks chartered by the state to engage in any activity permissible for national banks, with prior approval of the Commissioner, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

         The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

         Dividends and Other Transfers of Funds

         Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $96.1 million at December 31, 1999. In addition, the Commissioner and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

         The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "-- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions.

         The Federal Reserve Board also has the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Commissioner may impose similar limitations on the conduct of Hawaii-chartered banks. See "-- Capital Standards" and "-- Prompt Corrective Action and Other Enforcement Mechanisms," for a discussion of these additional restrictions on capital distributions.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). Hawaii law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "-- Prompt Corrective Action and Other Enforcement Mechanisms."

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

         The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1999.

                                 AS OF DECEMBER 31, 1999
                                 ------------------------
                                 ACTUAL                     REQUIRED                  EXCESS
                                 AMOUNT          RATIO       AMOUNT        RATIO      AMOUNT      RATIO
                                --------      -----------   ---------     -------    -------      -----
                                                            (Dollars in thousands)
Leverage ratio.............     $136,345         8.38%      $ 65,118      >=4.00%    $71,227      4.38%
Tier 1 risk-based ratio....     $136,345        10.47%      $ 52,093      >=4.00%    $84,252      6.47%
Total risk-based ratio.....     $152,680        11.72%      $104,187      >=8.00%    $48,493      3.72%

         The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1999.

                                 AS OF DECEMBER 31, 1999
                                 ------------------------
                                 ACTUAL                     REQUIRED                  EXCESS
                                 AMOUNT          RATIO       AMOUNT        RATIO      AMOUNT      RATIO
                                --------      -----------   ---------     -------    -------      -----
                                                            (Dollars in thousands)
Leverage ratio.............     $146,703          9.00%     $ 65,198      >=4.00%    $81,505      5.00%
Tier 1 risk-based ratio....     $146,703         11.24%     $ 52,199      >=4.00%    $94,504      7.24%
Total risk-based ratio.....     $163,070         12.50%     $104,397      >=8.00%    $58,673      4.50%

         Prompt Corrective Action and Other Enforcement Mechanisms

         Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

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

         The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds of 2.12 basis points will be equal for members of the BIF and the SAIF. Effective April 1, 2000, the rate paid to retire the Fico Bonds is expected to be 2.08 basis points. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

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

         Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted July 12, 1999, the Bank was rated Satisfactory in complying with its CRA obligations.

     Year 2000 Compliance

     The Company successfully operated through year-end 1999 and into year 2000 with no significant problems or disruptions, and the Company will continue to monitor its systems, vendors and customers for potential Year 2000 compliance problems. While the Company has not experienced any adverse impact as a result of Year 2000 compliance problems to date, no assurance can be given that the Year 2000 problem will not have an adverse impact on the Company in the future. Further discussion of the Company's Year 2000 compliance effort is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the 1999 Annual Report.

     Accounting Changes

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial position when adopted.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends
SFAS No. 65, "Accounting for Certain Mortgage Banking

Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 was effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company's results of operations or financial position when adopted.

     Certain amounts in the consolidated financial statements and notes thereto for the previous two years have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

Employees

     At February 29, 2000, the Company employed 570 persons, 497 on a full-time basis and 73 on a part-time basis. Management of the Company believes that it has favorable employee relations. The Company is not a party to any collective bargaining agreement.

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

Loan Portfolio

     Total loans increased to $1,170.5 million at December 31, 1999, compared with $1,105.9 million at the end of 1998, and $1,041.0 million at the end of 1997. Increases in loan volumes were recorded in the residential mortgage and commercial mortgage categories.

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

     A significant portion of the Bank's loan portfolio is secured by real estate. Management believes that the Bank's underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. After nine years of little or no growth in the Hawaii economy, there are signs of improved economic activity. Consistent with these trends, delinquencies and charge-offs during 1999 decreased from the previous year. However, a lack of significant improvement in the state's economy is likely to have a negative impact on the Company's growth and levels of nonperforming loans and related loan losses in the future. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses," "-- Nonperforming Assets" and "-- Financial Condition."

     At December 31, 1999, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

     The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I. Loans by Categories


                                                                 December 31,
                                    1999              1998             1997              1996             1995
                                    ----              ----             ----              ----             ----
                                                                           (Dollars in thousands)
Commercial,
  financial
  and agricultural            $  186,960        $  189,796       $  146,779        $  141,735         $165,292

Real estate --
  construction                    45,388            61,375           45,082            43,520           47,853

Real estate --
  mortgage --
  residential                    373,415           337,213          331,347           347,608          341,229

Real estate --
  mortgage --
  commercial                     526,801           482,849          449,417           430,682          368,772

Consumer                          37,912            34,679           68,398            78,431           67,210
                            ------------     -------------    -------------      ------------       ----------

Total loans                    1,170,476         1,105,912        1,041,023         1,041,976          990,356

Allowance for
  loan losses                     20,768            20,066           19,164            19,436           20,156
                           -------------     -------------    -------------     -------------       ----------

    Net loans                 $1,149,708        $1,085,846       $1,021,859        $1,022,540         $970,200
                           =============     =============    =============     =============       ===========


     Commercial, Financial and Agricultural. Loans in this category consist primarily of small and middle-market businesses and professionals located in Hawaii. The Bank typically looks to the borrower's business as the principal source of repayment, although the Bank's underwriting policy generally requires additional sources of collateral, including real estate. Because the Bank has maintained its underwriting standards during the recent periods of recession and slow growth in the local economy, there are fewer lending opportunities which meet the Bank's underwriting criteria. Consequently, commercial loan volumes decreased slightly in 1999 to $187.0 million at December 31, 1999, from $189.8 million at year-end 1998, which was an increase of $43.0 million over year-end 1997.

     Real Estate--Construction. Real estate--construction loans decreased to $45.4 million at year-end 1999, from $61.4 million at the end of 1998, which was an increase over the prior year-end balance of $45.1 million in 1997. The majority of the construction loans provided by the Bank in this category were used for residential development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

     Real estate--Mortgage--Residential. Residential mortgage loans of $373.4 million are comprised primarily of adjustable rate one-to-four family first mortgages. In general, the Bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 1999 totaled $3.0 million.

     Home equity lines of credit of $72.0 million at December 31, 1999, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

     Real Estate--Mortgage--Commercial. The major components of the Bank's portfolio of commercial mortgage loans at December 31, 1999 included $147.1 million for stores and offices, $224.7 million for warehouses and industrial buildings, and $113.4 million for apartment buildings with 5 or more units.

     The following table sets forth certain information with respect to the composition of the Bank's Real Estate -- Mortgage loan portfolio as of the dates indicated.

Table II.  Mortgage Loan Portfolio Composition


                                                              December 31,
                         1999                1998                 1997                   1996                    1995
                         ----                ----                 ----                   ----                    ----
                   AMOUNT  PERCENT     AMOUNT   PERCENT     AMOUNT    PERCENT         AMOUNT  PERCENT        AMOUNT  PERCENT
                   ------  -------     ------   -------     ------    -------         ------  -------        ------  -------
                                                       (Dollars in thousands)
Residential:
  1-4 units      $364,465   40.5%      $322,920    39.4%   $323,283    41.4%       $341,890    43.9%         $335,345    47.2%
  5 or more
  units             8,950    1.0         14,293     1.7       8,064     1.0           5,718     0.7             5,884     0.8
Commercial,
  industrial
  and other       526,801   58.5        482,849    58.9     449,417    57.6         430,682    55.4           368,772    52.0
                ---------  -----       --------   -----    --------   -----        --------   -----          --------   -----
  Total          $900,216  100.0%      $820,062   100.0%   $780,764   100.0%       $778,290   100.0%         $710,001   100.0%
                =========  =====       ========   =====    ========   =====        ========   =====          ========   =====


         Consumer Loans. The following table sets forth the primary components of the Bank's Consumer loan portfolio as of the dates indicated.

Table III.  Consumer Loan Portfolio Composition

                                                            DECEMBER 31,
                        1999                1998               1997                1996               1995
                        ----                ----               ----                ----               ----
                  AMOUNT   PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                  ------   -------   ------    -------   ------   -------    ------   -------    ------   -------
                                                       (DOLLARS IN THOUSANDS)
Automobile        $19,462   51.3%    $20,214    58.3%    $25,874    37.8%    $35,424   45.2%     $26,368   39.2%
Credit cards
  and related
  plans             7,955   21.0       4,003    11.5      26,058    38.1      23,989   30.6       22,151   33.0
Other              10,495   27.7      10,462    30.2      16,466    24.1      19,018   24.2       18,691   27.8
                   ------  -------    ------   -------    ------   -------    ------  -------     ------  -------

  Total           $37,912  100.0%    $34,679   100.0%    $68,398   100.0%    $78,431  100.0%     $67,210  100.0%
                  =======  ======    =======   ======    =======   ======    =======  ======     =======  ======

         Automobile loans, comprised primarily of indirect dealer loans, were $19.5 million or 51.3% of the consumer loan portfolio in 1999. This figure includes $19.2 million in indirect automobile loans.

         Credit cards and related plans increased to $8.0 million at December 31, 1999, from $4.0 million at year-end 1998. In the third quarter of 1998, the Bank sold its credit card portfolio, which resulted in a gain of $4.6 million.

Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 1999. The table excludes real estate loans (other than construction loans) and consumer loans.

Table IV.  Maturity Distribution of Commercial and Construction Loans

                                                             MATURING
                                            --------------------------------------------
                                                               OVER ONE
                                             ONE YEAR           THROUGH        OVER FIVE
                                              OR LESS        FIVE YEARS            YEARS             TOTAL
                                            ---------        ----------            -----             -----
                                                                       (DOLLARS IN THOUSANDS)
Commercial, financial
  and agricultural                           $ 87,215           $63,451          $37,452          $188,118
Real estate -- construction                    18,718            15,087           11,898            45,703
                                             --------           -------          -------          --------
  Total                                      $105,933           $78,538          $49,350          $233,821
                                             ========           =======          =======          ========

         The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans

                                                    MATURING
                                           ----------------------------
                                             OVER ONE
                                              THROUGH              OVER
                                           FIVE YEARS        FIVE YEARS            TOTAL
                                           ----------        ----------            -----
                                                                       (DOLLARS IN THOUSANDS)
With fixed interest rates                     $22,364           $ 4,628         $ 26,992
With variable interest rates                   56,174            44,722          100,896
                                             --------          --------        ---------
  Total                                       $78,538           $49,350         $127,888
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

         During 1999, $3.7 million was provided for loan losses compared to $6.6 million in 1998 and $3.5 million in 1997. In 1999, the Bank experienced net charge-offs of $3.0 million, compared with net charge-offs of $5.7 million in 1998 and $3.8 million in 1997. The allowance for loan losses at December 31, 1999 was $20.8 million, compared to $20.1 million at December 31, 1998 and $19.2 million at December 31, 1997. The ratio of the allowance for loan losses to total loans was 1.77%, 1.81% and 1.84% at December 31, 1999, 1998 and 1997,
respectively.

         Management believes that the allowance for loan losses at December 31, 1999 was adequate to absorb known and inherent risks in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio.
 See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Provision and Allowance for Loan Losses" and
"-- Nonperforming Assets."

     The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI. Allowance for Loan Losses


                                                         Year ended December 31,
                                        1999            1998           1997           1996            1995
                                        ----            ----           ----           ----            ----
                                                             (Dollars in thousands)
Average amount of
  loans outstanding               $1,153,623      $1,071,350     $1,044,538     $1,010,255      $1,004,094
                                  ==========      ==========     ==========     ==========      ==========

Allowance for loan losses:
  Balance at beginning
    of year                       $   20,066      $   19,164     $   19,436     $   20,156      $   18,296
                                  ----------      ----------     ----------     ----------      ----------
  Charge-offs:
  Commercial, financial
    and agricultural                     425             980          1,139            662             146
  Real estate -- construction             --              --             --             --              --
  Real estate -- mortgage
    -- residential                     1,268           1,993            786            786             192
  Real estate -- mortgage
    -- commercial                      1,569           2,102            867          1,250             943
  Consumer                               286           1,506          1,250            857             540
                                  ----------      ----------     ----------     ----------      ----------
    TOTAL                              3,548           6,581          4,042          3,555           1,821
                                  ----------      ----------     ----------     ----------      ----------
  Recoveries:
  Commercial, financial
    and agricultural                      65             213             34            108             192
  Real estate -- construction             --              --             --             19              --

  Real estate -- mortgage
    -- residential                       144              52             44             31              48
  Real estate -- mortgage
    -- commercial                        120             410             --             --              --
  Consumer                               221             208            192            177             141
                                  ----------      ----------     ----------     ----------      ----------
    TOTAL                                550             883            270            335             381
                                  ----------      ----------     ----------     ----------      ----------
    Net loans charged
      off                              2,998           5,698          3,772          3,220           1,440
                                  ----------      ----------     ----------     ----------      ----------
  Provision charged
    to operations                      3,700           6,600          3,500          2,500           3,300
                                  ----------      ----------     ----------     ----------      ----------

      Balance at end of year      $   20,768      $   20,066     $   19,164     $   19,436      $   20,156
                                  ==========      ==========     ==========     ==========      ==========


Ratios:
Allowance for loan losses
  to loans outstanding at
  end of year                          1.77%           1.81%          1.84%          1.87%           2.04%
Net loans charged off
  during year to average
  loans outstanding
  during year                          0.26%           0.53%          0.36%          0.32%           0.14%



     The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

     The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII. Allocation of Allowance for Loan Losses


                                                          December 31,
                       1999                1998                1997                1996               1995
                       ----                ----                ----                ----               ----
                          PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                          OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                          IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
                ALLOWANCE CATEGORY  ALLOWANCE CATEGORY  ALLOWANCE CATEGORY  ALLOWANCE CATEGORY  ALLOWANCE CATEGORY
                 FOR LOAN TO TOTAL   FOR LOAN TO TOTAL   FOR LOAN TO TOTAL   FOR LOAN TO TOTAL   FOR LOAN TO TOTAL
                   LOSSES   LOANS     LOSSES    LOANS     LOSSES    LOANS     LOSSES    LOANS     LOSSES    LOANS
                  -------   ------    -------   ------    -------   ------    ------   ------     ------    -----
                                                       (Dollars in thousands)
Commercial,
  financial and
  agricultural    $ 2,600   16.0%    $ 3,900    17.2%    $ 2,700    14.1%    $ 2,900   13.6%     $ 4,100   16.7%
Real estate --
  construction        100    3.9         100     5.5         100     4.3         100    4.2          200    4.9
Real estate --
  mortgage --
  residential       2,700   31.9       2,700    30.5       2,400    31.9       1,700   33.4        1,800   34.4
Real estate --
  mortgage --
  commercial        7,000   45.0       7,100    43.7       6,700    43.1       9,300   41.3        7,800   37.2
Consumer              300    3.2         400     3.1         900     6.6         600    7.5          600    6.8
Unallocated         8,068    N/A       5,866     N/A       6,364     N/A       4,836    N/A        5,656    N/A
                  -------  ------    -------   ------    -------   ------    -------  ------     -------  -----
  Total           $20,768  100.0%    $20,066   100.0%    $19,164   100.0%    $19,436  100.0%     $20,156  100.0%
                  =======  ======    =======   ======    =======   ======    =======  ======     =======  ======

Investment Portfolio

     The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.

Table VIII. Distribution of Investment Securities


                                                              December 31,
                                      1999                         1998                          1997
                                      ----                         ----                          ----
                            HELD TO       AVAILABLE       HELD TO        AVAILABLE       HELD TO       AVAILABLE
                           MATURITY        FOR SALE      MATURITY         FOR SALE      MATURITY        FOR SALE
                          (AT AMOR-   (AT ESTIMATED     (AT AMOR-    (AT ESTIMATED     (AT AMOR-   (AT ESTIMATED
                         TIZED COST)     FAIR VALUE)   TIZED COST)      FAIR VALUE)   TIZED COST)     FAIR VALUE)
                        ------------  -------------    -----------   --------------  ------------   -------------
                                                                 (Dollars in thousands)

U.S. Treasury and
  other U.S. Government
  agencies                 $ 48,733        $173,415      $ 67,304         $208,641      $114,374        $148,434

States and political
  subdivisions               52,834          22,689        53,172            4,103        38,314           2,723

Other                            --          23,999             --          18,216             --         16,866
                        ------------  -------------    -----------   --------------  ------------   -------------
  Total investment
    securities             $101,567        $220,103      $120,476         $230,960      $152,688        $168,023
                        ============  =============    ===========   ==============  ============   =============

     The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 1999. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 1999.

Maturity Distribution of Investment Portfolio

     The following table sets forth the maturity distribution of the investment portfolio at December 31, 1999.

Table IX. Maturity Distribution of Investment Portfolio



                                                                                            WEIGHTED
                                                                              BOOK          AVERAGE
PORTFOLIO TYPE AND MATURITY GROUPING                                         VALUE          YIELD(f1)
------------------------------------                                       ---------        ---------
(Dollars in thousands)

Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
  Within one year                                                          $   5,000          5.875%
  After one but within five years                                             19,217          6.655
  After five but within ten years                                             16,834          6.469
  After ten years                                                              7,682          6.705
                                                                           ---------
    Total U.S. Treasury and other U.S. Government agencies                    48,733          6.519
                                                                           ---------

States and political subdivisions:
  Within one year                                                              5,504          6.243
  After one but within five years                                             14,995          6.733
  After five but within ten years                                             24,566          6.513
  After ten years                                                              7,769          8.616
                                                                           ---------
    Total states and political subdivisions                                   52,834          6.857
                                                                           ---------

    Total held-to-maturity portfolio                                        $101,567          6.694%
                                                                           =========

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
  Within one year                                                          $   9,013          5.872%
  After one but within five years                                             33,732          6.179
  After five but within ten years                                             61,469          6.035
  After ten years                                                             69,201          6.555
                                                                           ---------
    Total U.S. Treasury and other U.S. Government agencies                   173,415          6.262
                                                                           ---------

States and political subdivisions:
  Within one year                                                                 --             --
  After one but within five years                                              2,547          8.097
  After five but within ten years                                             10,160          7.029
  After ten years                                                              9,982          8.683
                                                                           ---------
    Total states and political subdivisions                                   22,689          7.877
                                                                           ---------


Other:
  Within one year                                                                 --             --
  After one but within five years                                                 --             --
  After five but within ten years                                                 --             --
  After ten years                                                             23,999          7.161
                                                                          ----------
    Total other                                                               23,999          7.161
                                                                          ----------

    Total available-for-sale portfolio                                     $ 220,103          6.526%
                                                                          ==========

Total investment securities                                                $ 321,670          6.580%
                                                                          ==========

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

     Total deposits at December 31, 1999, 1998 and 1997 were $1,305.7 million, $1,269.1 million and $1,193.2 million, respectively. Deposits increased by 2.9% in 1999 compared with a 6.4% growth rate in 1998. Interest-bearing deposits, excluding time deposits of $100,000 and over, increased by 1.7% in 1999 and 4.3% in 1998. Noninterest-bearing deposits increased by 9.6% in 1999 and 10.9% in 1998. The Bank's ratio of core deposits to total deposits was 73.4% at December 31, 1999, compared to increased from 72.9% at year-end 1998 and 73.4% at year-end 1997. Meanwhile, time deposits of $100,000 and over increased steadily during the past several years to $346.9 million at December 31, 1999, from $344.2 million at December 31, 1998, and $317.2 million at year-end 1997. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition."

         The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits

                                                            Year ended December 31,
                                          1999                         1998                          1997
                                          ----                         ----                          ----
                                               AVERAGE                       AVERAGE                     AVERAGE
                                   AVERAGE        RATE           AVERAGE        RATE         AVERAGE        RATE
                                   BALANCE        PAID           BALANCE        PAID         BALANCE        PAID
                                   -------        ----           -------        ----         -------        ----
                                                                                    (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits               $  177,841        --%         $  162,625       --%        $  155,232        --%
Interest-bearing
  demand deposits                  104,320      1.10              99,059     1.30             95,056      1.35
Savings and money
  market deposits                  424,466      2.34             401,936     2.74            398,667      2.78
Time deposits                      559,650      4.47             530,237     4.94            495,211      5.01
                              ------------                  ------------                ------------
    TOTAL                       $1,266,277      2.85%         $1,193,857     3.22%        $1,144,166      3.25%
                                ==========                    ==========                  ==========

         The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

Table XI.  Remaining Maturities of Large Certificates of Deposit

                                              DECEMBER 31, 1999
                                           -----------------------
                                           (Dollars in thousands)
Three months or less                                  $121,787
Over three through six months                           77,487
Over six through twelve months                         111,150
Over twelve months                                      36,481
                                                    ----------
    Total                                             $346,905
                                                    ==========

ITEM 2.  PROPERTIES

         The executive offices of the Company and the Bank are located at 220 South King Street, Honolulu, Hawaii 96813.

         All Bank properties, except for the properties in which the Hilo, Kailua-Kona and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2047, and, in most instances, include options to renew. For the year ended December 31, 1999, net rent expense under these leases aggregated $4.3 million. For additional information relating to lease rental expense and commitments, see Note 17 to the Company's Consolidated Financial Statements in the 1999 Annual Report.

         CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima Development Corporation, a general partner, Sumitomo Corporation and Sumitomo Corporation of America, limited partners. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets, which now serves as the Company's and the Bank's headquarters. The building contains approximately 235,000 square feet of rentable space of which approximately 64,000 square feet are occupied by the Company. CKSS carried the building complex on its books at a net book value of $24.1 million as of December 31, 1999. To finance the building, CKSS entered into a loan agreement with The Sumitomo Bank, Limited ("Sumitomo") which is secured by a mortgage on Central Pacific Plaza. The loan agreement, as amended, allows CKSS to borrow up to $12.5 million at 0.75% above LIBOR. As of December 31, 1999, Sumitomo had advanced pursuant to its loan agreement the sum of $7.8 million, due on June 18, 2001.

         The investment in CKSS is carried on the books of the Company under the equity method of accounting. See Notes 1 and 7 to the Company's Consolidated Financial Statements in the 1999 Annual Report.

         In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS would develop a 4-story office building (the "Kaimuki Plaza").

         On April 30, 1993, CKSS and the Bank entered into a building loan agreement to borrow up to $12.2 million at 0.75% above LIBOR to finance the Kaimuki Plaza. At December 31, 1999, the Bank had advanced $9.3 million, due on August 10, 2001, pursuant to this loan agreement. At December 31, 1999, an additional $0.1 million was payable to the Bank, at 0.75% above LIBOR, pursuant to a loan agreement secured by second mortgages on the Central Pacific and Kaimuki Plazas, which matures on April 10, 2001.

         The weighted average interest rate on all loans related to the Company's headquarters and Kaimuki Plaza at December 31, 1999 was 6.620%.

         In November 1994, the Bank entered a 25-year lease agreement with CKSS to lease office space in the Kaimuki Plaza for its Kaimuki Branch. The lease is effective from November 1, 1994 through October 31, 2019.

         The Bank holds title to the land and building in which the Hilo and Kona branch offices and operations center are situated. CPB Properties holds title to a portion of the land and the building in which the Moiliili branch office is situated.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1999.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of February 29, 2000, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at their pleasure.


                                    PRINCIPAL OCCUPATION
NAME AND POSITION                   DURING PAST FIVE YEARS                                       AGE
-----------------                   ---------------------------------------------                ---
Joichi Saito                        Chairman of the Board and Chief Executive                     64
Chairman of the                     Officer, Central Pacific Bank (1996-Present);
Board and Chief                     President and Chief Operating Officer,
Executive Officer                   Central Pacific Bank (1989-1995)

Naoaki Shibuya                      President and Chief Operating                                 58
President                           Officer, Central Pacific Bank (1996-Present);
                                    Executive Vice President, Central Pacific
                                    Bank (1993-1995)

Austin Y. Imamura                   Executive Vice President and Secretary,                       53
Vice President and                  Central Pacific Bank (1991-Present)
Secretary

Neal K. Kanda                       Executive Vice President, Central Pacific Bank                51
Vice President and                  (1996-Present); Executive Vice President and
Treasurer                           Controller, Central Pacific Bank (1993-1996)


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     For information concerning the market for the Company's common stock and related shareholder matters, see "Common Stock Price Range and Dividends" contained in the 1999 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank."

     On March 13, 2000, the Company's board of directors approved the repurchase and retirement of up to $10 million or approximately 435,000 shares of the Company's outstanding common stock. During 1998 and 1999, the Company's board of directors approved stock repurchase programs totaling $32 million, the results of which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1999 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     For selected financial data concerning the Company, see "Selected Consolidated Financial Data" contained in the 1999 Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For Management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1999 Annual Report, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

     For quantitative and qualitative disclosures regarding market risk, see "Quantitative and Qualitative Disclosures about Market Risk," in the 1999 Annual Report, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements of the Company, see "Supplementary Financial Information," and "Consolidated Financial Statements and Notes," including the "Independent Auditor's Report" thereon, in the 1999 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

     (1) The following financial statements included in the registrant's 1999 Annual Report are incorporated herein by reference. Page number references are to page numbers in the 1999 Annual Report.


                                                                                         PAGE
         CPB Inc. and Subsidiary:

         Independent Auditors' Report                                                     44

         Consolidated Balance Sheets at December 31, 1999 and 1998                        19

         Consolidated Statements of Income  for the Years ended
           December 31, 1999, 1998 and 1997                                               20

         Consolidated Statements of Changes in Stockholders' Equity
           and Comprehensive Income for the Years ended
           December 31, 1999, 1998 and 1997                                               21

         Consolidated Statements of Cash Flows for the Years ended
           December 31, 1999, 1998 and 1997                                               22

         Notes to Consolidated Financial Statements                                       23



     (2) All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of 1999.

     (c)  Exhibits

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 24, 2000

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



Signature                                   Title                                       Date
/s/ JOICHI SAITO                    Chairman of the Board                               March 24, 2000
------------------                  and Chief Executive Officer
Joichi Saito                        (Principal Executive Officer),
                                    Director

/s/ NEAL K. KANDA                   Vice President, Treasurer                           March 24, 2000
------------------                  (Principal Financial Officer,
Neal K. Kanda                       Principal Accounting Officer)

/s/ PAUL DEVENS                     Director                                            March 24, 2000
------------------
Paul Devens

/s/ ALICE F. GUILD                  Director                                            March 24, 2000
------------------
Alice F. Guild



/s/ DENNIS I. HIROTA                        Director                                    March 24, 2000
---------------------
Dennis I. Hirota, Ph.D.

/s/ CLAYTON K. HONBO                        Director                                    March 24, 2000
---------------------
Clayton K. Honbo

/s/ STANLEY W. HONG                         Director                                    March 24, 2000
---------------------
Stanley W. Hong

                                            Director                                    March __, 2000

Kensuke Hotta

/s/ DANIEL M. NAGAMINE                      Director                                    March 24, 2000
---------------------
Daniel M. Nagamine

/s/ NAOAKI SHIBUYA                          President, Director                         March 24, 2000
---------------------
Naoaki Shibuya


                                INDEX TO EXHIBITS

EXHIBIT NO.                         DOCUMENT
-----------                         --------

3.1      Restated Articles of Incorporation of CPB Inc., as amended (f1)

3.2      Amended Bylaws of CPB Inc. (f2)

10.1 Limited Partnership Agreement of CKSS Associates Limited Partnership dated July 10, 1981 and among CPB Properties, Inc., Kajima Hawaii
         Corporation, Sumitomo Corporation and Sumitomo Corporation of America
         (f3)

10.2     CPB Inc. 1986 Stock Option Plan, as amended (f4)(f9)

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

10.5     Split Dollar Life Insurance Plan (f5)(f9)

10.6     Common Stock Purchase Warrant issued December 16, 1996 to The Sumitomo
         Bank, Limited (f6)

10.7     Form of Common Stock Purchase Warrant issued July 30, 1997 to the
         Sumitomo Bank, Limited (f1)

10.8     Central Pacific Bank and Subsidiaries 1999 Annual Executive Incentive
         Plan (f9)

10.9     Central Pacific Bank Supplemental Executive Retirement Plan (f6)(f9)

10.10    CPB Inc. 1997 Stock Option Plan (f6)(f9)

10.11    License and Service Agreement dated July 30, 1997 by and between
         Central Pacific Bank and Fiserv Solutions, Inc. (f7)

13       Annual Report to Shareholders for the year ended December 31, 1999
         (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)


21       Subsidiaries of CPB Inc. (f1)

23       Consent of KPMG LLP

27       Financial Data Schedule

99       Proxy Statement for Annual Meeting of Shareholders to be held on April
         25, 2000 (f8)


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

(f7) Filed as Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(f8) Filed with the Securities and Exchange Commission on March 17, 2000 and incorporated herein by reference.

(f9) Denotes management contract or compensation plan or arrangement.