Form 10-Q
period 2000-03-31
CPB INC
filed 2000-05-15
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

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

Common Stock, No Par Value;
Outstanding at May 10, 2000: 8,926,184 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed as a part hereof.

                                                            Page

  Consolidated Balance Sheets (Unaudited)- March 31,
     2000 and December 31, 1999                             F-1
  Consolidated Statements of Income (Unaudited) -
     Three months ended March 31, 2000 and 1999             F-3
  Consolidated Statements of Changes in Stockholders'
     Equity and Comprehensive Income (Unaudited) -
     Three months ended March 31, 2000 and 1999             F-5
  Consolidated Statements of Cash Flows (Unaudited) -
     Three months ended March 31, 2000 and 1999             F-7
  Notes to Consolidated Financial Statements
     (Unaudited) - March 31, 2000                           F-9

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted first quarter 2000 net income of $4.586 million, increasing by 24.7% over the $3.679 million earned in the first quarter of 1999. The increase in net income was attributed to a net gain of $1.4 million related to the sale of the merchant servicing portfolio and a $0.5 million decrease in provision for loan losses. As of March 31, 2000, total assets of $1,625.9 million decreased by $20.6 million or 1.3% compared with year-end 1999. Net loans of $1,161.7 million increased by $12.0 million or 1.0%, while total deposits of $1,305.5 million was unchanged.

  The following table presents annualized returns on average assets and average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                           Three Months Ended
                                    March 31,
                               2000      1999

Annualized return on
  average assets              1.14%     0.95%

Annualized return on
  average stockholders'
  equity                     12.55%     9.81%

Basic earnings per share      $0.50     $0.38
Diluted earnings per share    $0.49     $0.37

  After eight years of little or no growth, Hawaii's economy has shown signs of improvement in 2000. Despite a slow start attributed to Year 2000 concerns, the visitor industry has seen a slight rebound. First quarter hotel occupancy rates increased by 3.6%, and average daily room rates increased by 5.8% compared to the same period in 1999. As the economic situation improves in Asia, and with continued strength in the mainland U.S. economy, local economists forecast similar results for the remainder of the year.

  Similarly, the statewide unemployment rate in March 2000 fell to 4.4%, from 5.7% a year ago. Most significantly, the unemployment rate on the island of Oahu of 3.9% was lower than the national average of 4.3%. Bankruptcy filings have also slowed significantly, declining by 14% from the first quarter of 1999. The first quarter of 2000 represented the fourth straight quarter in which bankruptcy filings dropped from prior year levels.

  Local real estate sales activity also continues to improve, with total dollar-volume of residential real estate sales on the island of Oahu in the first quarter 2000 increasing by 28.2% over the same period in 1999. After reaching a low point in 1996, residential resales have increased steadily in each of the past three years.

  Hawaii's economic environment has had, and will likely continue to have, a direct effect on our Company's performance. While the Hawaii economy is expected to grow modestly in the near future, actual results in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the remainder of 2000 may be directly impacted by the ability of the Hawaii economy to sustain the positive trends experienced in recent months.

  Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses, noninterest income and noninterest expense. Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, changes in market interest rates, general business conditions in the state of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three months ended
March 31, 2000 and 1999 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

  Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                           Three Months Ended
                                    March 31,
(Dollars in thousands)         2000      1999

Interest income             $29,278   $27,991
Interest expense             11,974    10,760
  Net interest income       $17,304   $17,231

Net interest margin           4.58%     4.70%

  Interest income increased by $1.3 million or 4.6% in the first quarter of 2000 as compared to the same period in 1999, due to a combination of increases in average interest-earning assets and market interest rates during the period. Average interest earning assets of $1,510.4 million for the first quarter of 2000 increased by $43.7 million or 3.0%, due primarily to increases in loan balances. The yield on interest earning assets of 7.75% for the first quarter of 2000 increased from 7.63% compared to the same period in 1999 due primarily to the increase in market interest rates in 1999 and 2000.

  Interest and fees on loans increased by $1.2 million or 5.1% in the first quarter of 2000 due to increases in average loan balances and average yields. Interest and dividends on investment securities was virtually unchanged, decreasing by 0.4%, while interest on deposits in other banks increased by $73,000 or 280.8% due to an increase in short-term deposits compared to the prior year.

  Interest expense for the three months ended March 31, 2000 increased by $1.2 million or 11.3% as compared to the same periods in 1999 due to an increase in average interest-bearing liabilities and the higher level of market interest rates. Average interest-bearing liabilities totaled $1,254.9 million in the first quarter of 2000, increasing by $43.9 million or 3.6%, with substantially all growth occurring in certificates of deposit. The average rate on interest-bearing liabilities for the first quarter of 2000 increased to 3.82% from 3.55% in 1999.

  The resultant net interest income for the first quarter of 2000 increased by $73,000 or 0.4% over the same period in 1999. However, net interest margin declined to 4.58% from 4.70% in the first quarter of 2000 compared to 1999 due to the higher rate of increase in funding costs relative to asset yields. Strong competition for both loans and deposits, particularly core deposits, is expected to continue and may create additional pressure on net interest margin in the future.

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

                           Three Months Ended
                                    March 31,
(Dollars in thousands)         2000      1999

Allowance for loan losses:
  Balance at beginning
     of period              $20,768   $20,066

  Provision for loan
     losses                   1,000     1,500

  Loan charge-offs:
  Real estate:
     Mortgage-commercial          -       700
     Mortgage-residential       350       546
  Commercial, financial
     and agricultural            18         -
  Consumer:
     Credit card and
       related plans             39         5


     Other consumer              44        96
  Other                          12         1
     Total loan charge-offs     463     1,348

  Recoveries:
  Real estate:
     Mortgage-commercial        513        27
     Mortgage-residential         6         3
  Commercial, financial
     and agricultural            12        30
  Consumer:
     Credit card and
       related plans             28        34
     Other consumer              22        25
     Total recoveries           581       119

  Net loan (recoveries)
     charge-offs              (118)     1,229

  Balance at end of period  $21,886   $20,337

Annualized ratio of net
  loan (recoveries) charge-
  offs to average loans     (0.04%)     0.44%

  The provision for loan losses of $1.0 million for the first quarter of 2000 decreased by 33.3% compared to the same period in 1999. Net loan (recoveries) charge-offs of ($118,000) and $1.2 million for the three months ended March 31, 2000 and 1999, when expressed as an annualized percentage of average total loans, was (0.04%) and 0.44%, respectively. Loan charge-offs during the first quarter of 2000 were comprised primarily of several residential real estate loans. Loan recoveries included $355,000 and $148,000 recovered on two commercial mortgage loans charged off in prior years.

  The allowance for loan losses expressed as a percentage of total loans was 1.85% at March 31, 2000, increasing slightly over the 1.77% at December 31, 1999. Considering the decline in net loan charge-offs and decrease in total nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio. However, any deterioration in economic conditions in the state of Hawaii or continued material increases in interest rates could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

                            March 31,  December 31,     March 31,
(Dollars in thousands)           2000          1999          1999

Nonaccrual loans:
  Real estate:
     Mortgage-commercial      $ 3,106       $ 2,981       $ 4,214
     Mortgage-residential       5,783         5,124         5,403
  Commercial, financial
     and agricultural           1,624         1,590         1,893
     Total nonaccrual loans    10,513         9,695        11,510

Other real estate                 476         1,366           304
     Total nonperforming
       assets                  10,989        11,061        11,814

Loans delinquent for 90
  days or more:
  Real estate:
     Mortgage-commercial           12         1,749           312
     Mortgage-residential         902         1,636         4,234
  Commercial, financial
     and agricultural             395           128           215
  Consumer                         43            92           183
     Total loans delinquent
       for 90 days or more      1,352         3,605         4,944

Restructured loans still
  accruing interest:
  Real estate:
     Mortgage-commercial          494           500             -
     Total restructured
       loans still accruing
       interest                   494           500             -

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest               $12,835       $15,166       $16,758

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                        0.93%         0.94%         1.03%


Total nonperforming assets
  and loans delinquent for
  90 days or more as a
  percentage of loans
  and other real estate         1.04%         1.25%         1.45%

Total nonperforming assets,
  loans delinquent for 90
  days or more and restruc-
  tured loans still accruing
  interest as a percentage
  of loans and other real
  estate                        1.08%         1.29%         1.45%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $12.8 million at March 31, 2000, a decrease of $2.3 million or 15.4% from year-end 1999. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property all of which are located in the state of Hawaii. Nonaccrual loans at March 31, 2000 of $10.5 million included a $1.1 million loan secured by multi-family residential property and a $1.1 million loan secured by commercial real estate, all located on the island of Oahu. Nonaccrual loans also included a number of other commercial mortgages and residential mortgages on properties located throughout the state. Loans delinquent for 90 days or more and still accruing interest totaled $1.4 million at March 31, 2000, a 62.5% decrease from year-end 1999 levels. Impaired loans at March 31, 2000 totaled $7.5 million and included all nonaccrual loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $2.3 million at March 31, 2000. Impaired loans at year-end 1999 totaled $6.1 million with an allocated allowance for loan losses of $2.5 million.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii or continued material increases in interest rates may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income of $4.5 million for the first quarter of 2000 increased by $1.2 million or 36.9% over the same period in 1999 due to the sale of the Bank's merchant servicing portfolio in the first quarter of 2000. The merchant portfolio sale resulted in a $1.9 million gain, offset by a $424,000 reduction in servicing fees. Investment securities losses of $360,000 were also recognized in the first quarter of 2000, compared with gains of $203,000 in 1999. Excluding the impact of these items, total other operating income increased by $352,000 or 13.2% in the first quarter of 2000 compared to the same period in 1999.

Other Operating Expense
  Total other operating expense of $13.4 million for the first quarter of 2000 increased by $380,000 or 2.9% over the same period in 1999. The increase was primarily attributed to a $480,000 charge related to the termination of the contract with Bank's merchant servicer due to the sale of the merchant servicing portfolio and $500,000 accrued for consulting services.

  The sale of the merchant servicing portfolio is expected to result in a decrease of approximately $3.6 million in annual operating income and a comparable decrease in annual operating expenses in future periods.

Income Taxes
  The effective tax rate for the first quarter of 2000 was 35.29%, compared with the previous year's rate of 36.18%.

Financial Condition

  Total assets at March 31, 2000 of $1.63 billion decreased by $20.6 million or 1.3% from year-end 1999 due to temporary increases in cash and short-term borrowings at year-end for Year 2000 contingencies. Net loans of $1.16 billion increased by $12.0 million or 1.0%, and investment securities of $337.9 million increased by $16.2 million or 5.0%, funded by an increase in long-term debt. Total deposits at March 31, 2000 of $1.31 billion was unchanged from year-end 1999. Noninterest-bearing deposits of $194.9 million decreased by $9.9 million or 4.9%, while interest-bearing deposits of $1.11 billion increased by $9.8 million or 0.9% compared to year-end 1999. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 2000 of $944.1 million decreased by $14.6 million or 1.5% during the first three months of 2000, while time deposits of $100,000 and over of $361.4 million increased by $14.5 million or 4.2%. Competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $145.5 million at March 31, 2000 increased by $1.4 million or 1.0% from December 31, 1999. When expressed as a percentage of total assets, stockholders' equity increased to 8.95% at March 31, 2000, from 8.75% at year-end 1999. Book value per share at March 31, 2000 was $15.77, compared to $15.51 at year-end 1999.

  On March 13, 2000, the board of directors declared a first quarter cash dividend of $0.15 per share, a 15.4% increase over the dividend declared in the first quarter of 1999. Dividends declared in the first quarter of 2000 totaled $1,383,000 compared with $1,269,000 in the first quarter of 1999, a 9.0% increase.

  On March 13, 2000, the board of directors authorized a fourth stock repurchase program that provides for the repurchase of up to five percent or approximately 435,000 shares of common stock outstanding. In conjunction with the stock repurchase program, the Company repurchased 262,163 shares of its common stock from The Sumitomo Bank, Limited ("Sumitomo") effective as of May 4, 2000. This transaction reduced Sumitomo's holdings in CPB Inc. to 711,750 shares or 7.97% of total common stock outstanding, from 10.60% held prior to the transaction. As of May 4, 2000, a total of 1,733,011 shares have been repurchased and retired under the Company's stock repurchase program at a weighted average price of $20.52. Any remaining repurchases are dependent upon market conditions. The effect of stock repurchases to date has been a decrease in capital and capital ratios and an increase in equity-based performance measures.

  The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks. Furthermore, the Company seeks to ensure that regulatory guidelines and industry standards for well-capitalized institutions are met.

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

                             Actual           Required           Excess
(Dollars in thousands)   Amount   Ratio    Amount   Ratio    Amount   Ratio

At March 31, 2000:
  Leverage capital
     ratio             $148,156   9.19%   $64,47    4.00%   $83,686   5.19%
  Tier 1 risk-based
     capital ratio      148,156  11.23    52,771    4.00     95,385   7.23
  Total risk-based
     capital ratio      164,714  12.49   105,543    8.00     59,171   4.49

At December 31, 1999:
  Leverage capital
     ratio             $146,703   9.00%  $65,198    4.00%   $81,505   5.00%
  Tier 1 risk-based
     capital ratio      146,703  11.24    52,199    4.00     94,504   7.24
  Total risk-based
     capital ratio      163,070  12.50   104,397    8.00     58,673   4.50

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


                             Actual          Required           Excess
(Dollars in thousands)   Amount   Ratio   Amount    Ratio   Amount   Ratio

At March 31, 2000:
  Leverage capital
     ratio             $139,588   8.67%  $80,470    5.00%  $59,118   3.67%
  Tier 1 risk-based
     capital ratio      139,588  10.60    78,993    6.00    60,595   4.60
  Total risk-based
     capital ratio      156,112  11.86   131,656   10.00    24,456   1.86

At December 31, 1999:
  Leverage capital
     ratio             $136,345   8.38%  $81,397    5.00%  $54,948   3.38%
  Tier 1 risk-based
     capital ratio      136,345  10.47    78,140    6.00    58,205   4.47
  Total risk-based
     capital ratio      152,680  11.72   130,234   10.00    22,446   1.72

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity are discussed in the 1999 Annual Report to Shareholders. No significant changes have occurred during the three months ended
March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

  The Company discussed the nature and extent of market risk exposure in the 1999 Annual Report to Shareholders. No significant changes have occurred during the three months ended
March 31, 2000.

PART II.  OTHER INFORMATION

Items 1 to 5.

  Items 1 to 3 and Item 5 are omitted pursuant to instructions to Part II.

Item 4.   Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders (the "Meeting") of the
Company was held on April 25, 2000 for the purpose of considering and voting upon the following matters:

  1. Election of three persons to serve on the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

  2. Approval of an amendment to the Restated Articles of Incorporation to clarify the authority of the Board of Directors to provide for the issuance of shares of preferred stock previously authorized by the shareholders of the Company in one or more series and fix the rights, preferences and privileges of each series of preferred stock of the Company;

  3. Ratification of the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December
     31, 2000; and

  4. Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

   The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 7,369,831 shares, or 79.7% of eligible shares, were represented at the Meeting.

                                    Votes Cast
                                    Against or     Abstentions
   Name                      For      Withheld     or Nonvotes

   Paul Devens         6,884,237       485,594            None
   Clayton K. Honbo    6,880,890       488,941            None
   Stanley W. Hong     6,880,197       489,634            None

   In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

                                    Expiration
   Name                                of Term

   Alice F. Guild                         2002
   Dennis I. Hirota, Ph.D.                2001
   Kensuke Hotta                          2001
   Daniel M. Nagamine                     2002
   Joichi Saito                           2001
   Naoaki Shibuya                         2002

   The amendment to the Restated Articles of Incorporation was not approved, with a total of 5,037,784 votes cast for, 1,409,691 votes against, and 922,356 abstentions or nonvotes. The affirmative vote of two-thirds of the common stock having voting power was required for approval.

   The ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2000 was approved with a total of 7,280,055 votes cast for, 18,142 votes against, and 71,634 abstentions or nonvotes.

  There were no other matters brought before the Meeting that required a vote by shareholders.

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits

           The Financial Data Schedule as of and for the three months ended March 31, 2000, is filed as Exhibit 27 to this report on Form 10-Q.

       (b) Reports on Form 8-K

           The Company filed no reports on Form 8-K during the first quarter of 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date:   May 12, 2000        /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date:   May 12, 2000        /s/ Neal K. Kanda
                              Neal K. Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,   December 31,
(Dollars in thousands, except per share data)                     2000           1999

ASSETS
Cash and due from banks                                     $  46,548     $   83,425
Interest-bearing deposits in other banks                          871          9,828
Investment securities:
  Held to maturity, at cost (fair value of $96,192 at
     March 31, 2000 and $99,808 at December 31, 1999)          98,325        101,567
  Available for sale, at fair value                           239,562        220,103
     Total investment securities                              337,887        321,670

Loans                                                       1,183,575      1,170,476
  Less allowance for loan losses                               21,886         20,768
     Net loans                                              1,161,689      1,149,708

Premises and equipment                                         24,623         24,774
Accrued interest receivable                                     9,304          9,606
Investment in unconsolidated subsidiaries                       8,562          8,451
Due from customers on acceptances                                  24             12
Other real estate                                                 476          1,366
Other assets                                                   35,873         37,651

     Total assets                                          $1,625,857     $1,646,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                             $  194,905     $  204,850
  Interest-bearing deposits                                 1,110,619      1,100,804
     Total deposits                                         1,305,524      1,305,654


Short-term borrowings                                          36,856         79,000
Long-term debt                                                117,621         98,279
Bank acceptances outstanding                                       24             12
Other liabilities                                              20,378         19,467

     Total liabilities                                      1,480,403      1,502,412

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                            -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 9,220,707 shares at March 31,
     2000, and 9,288,457 shares at December 31, 1999            6,512          6,540
  Surplus                                                      45,848         45,848
  Retained earnings                                            95,911         94,436
  Accumulated other comprehensive loss, net of taxes           (2,817)        (2,745)

     Total stockholders' equity                               145,454        144,079

     Total liabilities and stockholders' equity            $1,625,857     $1,646,491

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three Months Ended
                                                                             March 31,
(In thousands, except per share data)                                  2000       1999

Interest income:
  Interest and fees on loans                                       $23,755    $22,599
  Interest and dividends on
     investment securities:
       Taxable interest                                              4,210      4,344
       Tax-exempt interest                                             591        419
       Dividends                                                       302        359
  Interest on deposits in other banks                                   99         26
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                                                2          11

       Total interest income                                        28,959     27,758

Interest expense:
  Interest on deposits                                               9,720      8,857
  Interest on short-term borrowings                                    681        280
  Interest on long-term debt                                         1,573      1,623

       Total interest expense                                       11,974     10,760

       Net interest income                                          16,985     16,998
Provision for loan losses                                            1,000      1,500
  Net interest income after
     provision for loan losses                                      15,985     15,498

Other operating income:
  Income from fiduciary activities                                     236        177
  Service charges on deposit accounts                                  781        814


  Other service charges and fees                                     1,232      1,620
  Equity in earnings of
     unconsolidated subsidiaries                                       142         96
  Fees on foreign exchange                                             153        170
  Investment securities (losses) gains                                (360)       203
  Gain on sale of merchant servicing portfolio                       1,850           -
  Other                                                                472        211

     Total other operating income                                    4,506      3,291

Other operating expense:
  Salaries and employee benefits                                     6,549      6,551
  Net occupancy                                                      1,591      1,526
  Equipment                                                            667        730
  Other                                                              4,597      4,217

     Total other operating expense                                  13,404     13,024

     Income before income taxes                                      7,087      5,765
Income taxes                                                         2,501      2,086

     Net income                                                    $ 4,586    $ 3,679

Per share data:
  Basic earnings per share                                         $  0.50    $  0.38
  Diluted earnings per share                                          0.49       0.37
  Cash dividends declared                                             0.15       0.13

Basic weighted average shares outstanding                            9,260      9,778
Diluted weighted average shares outstanding                          9,409       9,822

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

                                                                  Accumulated
                                                                        other
(Dollars in thousands,            Common              Retained  comprehensive
except per share data)             stock   Surplus    earnings   income(loss)       Total

Three months ended March 31, 2000:
Balance at December 31, 1999      $6,540   $45,848    $94,436        $(2,745)   $144,079
  Net income                           -         -      4,586              -       4,586
  Net change in unrealized
    gain(loss) on investment
    securities, net of taxes
    of $(47)                           -         -          -            (72)        (72)

Comprehensive income                                                               4,514

Cash dividends declared
  ($0.15 per share)                    -         -     (1,383)             -      (1,383)
1,550 shares of common stock
  issued                              21         -          -              -          21
69,300 shares of common stock
  repurchased                        (49)        -     (1,728)             -      (1,777)

Balance at March 31, 2000         $6,512   $45,848    $95,911        $(2,817)   $145,454

Disclosure of reclassification amount:
Unrealized holding gain(loss)
  on investment securities during
  period, net of taxes of $76          -         -          -            115         115
Less: reclassification adjustment
  for gains included in net income,
  net of taxes of $124                 -         -          -            187         187

  Net change in unrealized gain(loss)
     on investment securities          -         -          -        $   (72)   $    (72)



Three months ended March 31, 1999:
Balance at December 31, 1998      $6,637   $45,848    $94,954        $   627    $148,066
  Net income                           -         -      3,679              -       3,679
  Net change in unrealized
    gain(loss) on investment
    securities, net of taxes
    of $(395)                          -         -          -           (593)       (593)

Comprehensive income                                                               3,086

Cash dividends declared
  ($0.13 per share)                    -         -     (1,269)             -      (1,269)
5,640 shares of common stock
  issued                              74         -          -              -          74
41,000 shares of common stock
  repurchased                        (28)        -       (689)             -        (717)

Balance at March 31, 1999         $6,683   $45,848    $96,675        $    34    $149,240

Disclosure of reclassification amount:
Unrealized holding gain(loss)
  on investment securities during
  period, net of taxes of $(528)       -         -          -           (794)       (794)
Less: reclassification adjustment
  for losses included in net income,
  net of taxes of $(133)               -         -          -           (201)       (201)

  Net change in unrealized gain(loss)
     on investment securities          -         -          -        $  (593)   $   (593)

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Three Months Ended
                                                      March 31,
(Dollars in thousands)                           2000      1999

Cash flows from operating activities:
  Net income                                 $  4,586  $  3,679
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                  1,000     1,500
     Provision for depreciation and
       amortization                               686       724
     Net amortization and accretion of
       investment securities                       25        49
     Net loss (gain) on investment securities     360      (203)
     Federal Home Loan Bank stock
       dividends received                        (302)     (332)
     Origination of loans held for sale        (2,182)  (10,721)
     Net loss on sale of loans                     29        44
     Proceeds from sales of loans held
       for sale                                 2,153    10,677
     Deferred income tax expense                  106     2,054
     Equity in earnings of unconsolidated
       subsidiaries                              (142)      (96)
     Net decrease (increase) in other assets    3,844      (244)
     Net increase (decrease) in other
       liabilities                                750    (5,861)

       Net cash provided by operating
          activities                           10,913     1,270

Cash flows from investing activities:
  Proceeds from maturities of and calls on
     investment securities held to maturity     3,215     2,498
  Purchases of investment securities
     held to maturity                               -    (1,088)
  Proceeds from sales of investment
     securities available for sale              9,649    15,102
  Proceeds from maturities of and calls
     on investment securities available
     for sale                                   8,542    25,829
  Purchases of investment securities
     available for sale                       (37,825)   (8,453)
  Net decrease in interest-bearing
     deposits in other banks                    8,957    10,414
  Net loan originations over principal
     repayments                               (13,805)  (47,561)
  Purchases of premises and equipment            (535)     (302)


  Investments in unconsolidated
     subsidiaries                                   -       (86)

       Net cash used in investing
          activities                          (21,802)   (3,647)

Cash flows from financing activities:
  Net decrease in deposits                       (130)   (6,420)
  Proceeds from long-term debt                 20,000    19,250
  Repayments of long-term debt                   (658)  (15,608)
  Net (decrease) increase in short-term
     borrowings                               (42,144)   17,572
  Cash dividends paid                          (1,300)   (1,274)
  Proceeds from sale of common stock               21        74
  Repurchases of common stock                  (1,777)     (717)

       Net cash (used in) provided by
          financing activities                (25,988)   12,877

       Net increase (decrease) in cash
          and cash equivalents                (36,877)   10,500

Cash and cash equivalents:
  At beginning of period                       83,425    42,735
  At end of period                            $46,548   $53,235

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                             $10,569   $10,223
  Cash paid during the period
     for income taxes                         $     -   $ 7,200

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate      $   824   $   323

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000 and 1999

1.  Basis of Presentation

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1999.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

  The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

  Components of other comprehensive income (loss) for the three months ended March 31, 2000 and 1999 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income
(loss), net of taxes, is presented below as of the dates indicated:

                                Three months ended
                                         March 31,
(Dollars in thousands)               2000     1999

Balance at beginning of period    $(2,745)    $627
Current-period change                 (72)    (593)
  Balance at end of period        $(2,817)    $ 34

3.  Segment Information

  The Company has three reportable segments: retail branches, commercial finance and treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The retail branch segment includes all retail branch offices. Products and services offered include a full range of deposit and loan products, safe deposit boxes and various other bank services. The commercial finance segment focuses on lending to corporate customers, residential mortgage lending, construction and real estate development lending and international banking services. The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities. Other activities include trust, mortgage servicing, indirect lending activities.

  The accounting policies of the segments are consistent with the Company's accounting policies that are described in note 1 to the consolidated financial statements in the 1999 Annual Report to Shareholders. The majority of the Company's net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank's average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

  Segment profits and assets are provided in the following table for the periods indicated.

                                   Retail   Commercial                   All
(Dollars in thousands)             Branch      Finance   Treasury     Others        Total

Three months ended March 31, 2000:
  Net interest income (expense)  $ (2,583)    $ 17,324   $  1,614    $   630   $   16,985
  Intersegment net interest
     income (expense)              11,941      (12,010)       329       (260)           -
  Provision for loan losses           381          615          -          4        1,000
  Other operating income (expense)  1,070          189       (314)     3,588        4,506
  Other operating expense           3,664        1,326        119      8,295       13,404
  Administrative and overhead
     expense allocation             4,229        1,057         93     (5,378)           -
  Income tax expense                  721          877        487        416        2,501
     Net income                  $  1,433     $  1,628   $    903    $   621   $    4,586

Three months ended March 31, 1999:
  Net interest income (expense)  $ (1,931)    $ 16,142   $  2,080    $   707   $   16,998
  Intersegment net interest
     income (expense)              10,932      (10,676)        20       (276)           -
  Provision for loan losses            92        1,348          -         60        1,500
  Other operating income            1,162           34        222      1,873        3,291
  Other operating expense           4,017          712         71      8,224       13,024
  Administrative and overhead
     expense allocation             4,141          787         56      (4,984)          -
  Income tax expense (benefit)        689          946        798        (347)      2,086
     Net income (loss)           $  1,224     $  1,707   $  1,397    $  (649)  $    3,679

At March 31, 2000:
  Investment securities          $      -     $      -   $337,887    $     -   $  337,887
  Loans                           286,727      877,893          -     18,955    1,183,575
  Other                            21,185       22,588     34,499     26,123      104,395
     Total assets                $307,912     $900,481   $372,386    $45,078   $1,625,857

At December 31, 1999:
  Investment securities          $      -     $      -   $321,670    $     -   $  321,670
  Loans                           290,183      861,449          -     18,844    1,170,476
  Other                            30,091       23,257     46,567     54,430      154,345
     Total assets                $320,274     $884,706   $368,237    $73,274   $1,646,491


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

  In March 2000, the FASB issued Interpretation No. 44,
"Accounting for Certain Transactions involving Stock
Compensation," an interpretation of Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees." Interpretation No. 44 clarifies the application of Opinion 25 for certain issues, including (a) the definition of "employee" for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan quailifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The application of Interpretation No. 44, effective July 1, 2000, is not expected to have a material impact on the Company's consolidated financial statements.

F-12
