Form 10-Q
period 2000-06-30
CPB INC
filed 2000-08-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000

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

Common Stock, No Par Value;
Outstanding at August 8, 2000: 8,780,198 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The financial statements listed below are filed elsewhere herein and are incorporated by this reference.

                                                            Page
  Consolidated Balance Sheets - June 30, 2000
     (Unaudited) and December 31, 1999                      F-1
  Consolidated Statements of Income - Three and six
     months ended June 30, 2000 and 1999 (Unaudited)        F-3
  Consolidated Statements of Changes in Stockholders'
     Equity and Comprehensive Income - Six months ended
     June 30, 2000 and 1999 (Unaudited)                     F-5
  Consolidated Statements of Cash Flows - Six months
     ended June 30, 2000 and 1999 (Unaudited)               F-7
  Notes to Consolidated Financial Statements - June 30,
     2000 (Unaudited)                                       F-9

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

  CPB Inc. (the "Company") posted net income of $4.79 million in the second quarter of 2000, an increase of 20.5% over the $3.98 million earned in the second quarter of 1999. Net income for the first half of 2000 was $9.38 million, an increase of 22.5% over the $7.65 million earned in the same period in 1999. The increase in net income for the second quarter is attributable to a $900,000 increase in net interest income and a $1.3 million decrease in noninterest expense. A net gain of $1.4 million recognized in the first quarter of 2000 related to the sale of the merchant servicing portfolio also contributed to the increase in net income for the first half of 2000. As of June 30, 2000, total assets of $1,664.5 million increased by $18.0 million or 1.1% compared with year-end 1999. Net loans of $1,194.7 million increased by $45.0 million, or 3.9%, and total deposits of $1,322.1 million increased by $16.5 million, or 1.3%.

  The following table presents annualized returns on average assets and average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                               2000      1999      2000     1999

Annualized return on
  average assets              1.17%     1.02%     1.16%    0.98%

Annualized return on
  average stockholders'
  equity                     13.47%    10.57%    13.00%   10.19%

Basic earnings per share      $0.53     $0.41     $1.03    $0.79
Diluted earnings per share    $0.52     $0.41     $1.01    $0.78

  After eight years of little or no growth, Hawaii's economy has shown signs of improvement in 2000. Aided by several large conventions, the visitor industry has rebounded in the second quarter, with hotel occupancy levels reaching a 28-year high in June 2000. Year-to-date occupancy rates reflect a comparable trend, up from 72.9% in 1999 to 78.3% in 2000. As the economic situation improves in Asia, and with continued strength in the mainland U.S. economy, local economists forecast similar results for the remainder of the year.

  Similarly, the statewide unemployment rate in June 2000 dropped to 4.7%, from 6.4% a year ago. Bankruptcy filings have also slowed significantly, declining by 15% from the first half of 1999.

  Local real estate activity also continues to improve, with total dollar-volume of residential real estate sales on the island of Oahu in the first half of 2000 increasing by 25.0% over the same period in 1999. Both average sales prices and numbers of sales have increased during the first half of this year, signaling the first time since 1996 that both components have improved.

  Hawaii's economic environment has had, and likely will continue to have, a direct effect on our Company's performance. Although the Hawaii economy is expected to grow modestly in the near future, actual results in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the ability of the Hawaii economy to sustain the positive trends experienced in recent months may directly impact the results of operations of the Company for the remainder of 2000.

Forward-Looking Statements

  Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses, noninterest income and noninterest expense. Important factors that could cause results to differ from those discussed in this report include, but are not limited to: changes in market interest rates; general business conditions in the state of Hawaii; the real estate market in Hawaii; competitive conditions among financial institutions; regulatory changes in the financial services industry; and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

Net Interest Income
  A comparison of net interest income for the three and six months ended June 30, 2000 and 1999 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

  Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."


                           Three Months Ended    Six Months Ended
                                June 30,            June 30,
(Dollars in thousands)         2000      1999      2000      1999

Interest income             $31,087   $27,899   $60,365   $55,890
Interest expense             12,920    10,690    24,894    21,450
  Net interest income       $18,167   $17,209   $35,471   $34,440

Net interest margin           4.71%     4.67%     4.65%     4.68%

  Interest income increased by $3.2 million, or 11.4%, and $4.5 million, or 8.0%, in the second quarter and first half of 2000, respectively, as compared to the same periods in 1999, due to a combination of increases in average interest-earning assets and market interest rates during the period. Average interest earning assets of $1,542.7 million for the second quarter of 2000 and $1,526.5 million for the first half of 2000 increased by $67.9 million, or 4.6%, and by $55.8 million, or 3.8%, respectively, primarily due to increases in loan and investment securities balances. The yield on interest-earning assets of 8.06% for the second quarter of 2000 and 7.91% for the first half of 2000 increased from 7.57% and 7.60%, respectively, compared to the same periods in 1999 primarily due to the increase in market interest rates in 1999 and 2000.

  Interest and fees on loans increased by $2.0 million, or 8.6%, in the second quarter of 2000 and $3.1 million, or 6.9%, in the first half of 2000 due to increases in average loan balances and average yields. Interest and dividends on investment securities increased, in the aggregate, by $1.2 million or 26.7% and by $1.2 million or 12.2% in the second quarter and first half of 2000, respectively.

  Interest expense for the three and six months ended June 30, 2000 increased by $2.2 million, or 20.9%, and by $3.4 million, or 16.1%, respectively, as compared to the same periods in 1999 due to an increase in average interest-bearing liabilities and the higher level of market interest rates. Average interest-bearing liabilities totaled $1,279.9 million in the second quarter of 2000 and $1,267.4 million for the first half of 2000, an increase of $60.2 million, or 4.9%, and $52.0 million, or 4.3%, respectively, over the corresponding periods in 1999 with substantially all growth occurring in certificates of deposit. The average rate on interest-bearing liabilities for the first quarter of 2000 increased to 4.04% from 3.51% for the same period in 1999, and the average rate for the first half of 2000 increased to 3.93% from 3.53% for the same period in 1999.

  The resultant net interest income for the first quarter and first half of 2000 increased by $958,000 or 5.6% and $1.0 million or 3.0%, respectively, compared to the same periods in 1999. Net interest margin increased to 4.71% from 4.67% in the second quarter of 2000 but decreased from 4.68% to 4.65% in the first half of 2000 compared to the same periods in 1999. Strong competition for both loans and deposits, particularly core deposits, is expected to continue and may create additional pressure on net interest margin in the future.

Provision for Loan Losses
  Provision for loan losses is determined by management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding a borrower's ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is determined to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the loan is considered to be collateral-dependent, the amount of impairment is based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon management's evaluation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and historical loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by loan charge-offs, net of recoveries.

  The following table sets forth certain information with respect to the Company's allowance for loan losses as of the dates and for the periods indicated.

                           Three Months Ended    Six Months Ended
                                   June 30,            June 30,
(Dollars in thousands)         2000      1999      2000      1999

Allowance for loan losses:
  Balance at beginning
     of period              $21,886   $20,337   $20,768   $20,066

  Provision for loan
     losses                   1,000       700     2,000     2,200

  Loan charge-offs:
  Real estate:
     Mortgage-commercial          -        29         -       729
     Mortgage-residential       418       204       768       750
  Commercial, financial
     and agricultural           101       150       119       150
  Consumer:
     Credit card and
       related plans            100        23       139        28
     Other consumer              33        71        77       167
  Other                           -         3        12         4
     Total loan charge-offs     652       480     1,115     1,828

  Recoveries:
  Real estate:
     Mortgage-commercial          -        12       513        39
     Mortgage-residential        46       102        52       105
  Commercial, financial
     and agricultural            60         7        72        37
  Consumer:
     Credit card and
       related plans             17        35        45        69
     Other consumer              33        22        55        47
     Total recoveries           156       178       737       297

  Net loan charge-offs          496       302       378     1,531

  Balance at end of period  $22,390   $20,735   $22,390   $20,735

Annualized ratio of net
  loan charge-offs to
  average loans               0.17%     0.10%     0.06%     0.27%

  The provision for loan losses of $1.0 million for the second quarter of 2000 increased by 42.9% compared to the second quarter of 1999, while the provision for loans losses of $2.0 million for the first half of 2000 decreased by 9.1% compared to the first half of 1999. Net loan charge-offs of $496,000 and $378,000 for the three and six months ended June 30, 2000, when expressed as an annualized percentage of average total loans, were 0.17% and 0.06%, respectively. Loan charge-offs during the first quarter of 2000 were comprised primarily of several residential real estate loans.

  The allowance for loan losses expressed as a percentage of total loans was 1.84% at June 30, 2000, increasing slightly over the 1.77% at December 31, 1999. Considering the decline in net loan charge-offs and decrease in total nonaccrual and delinquent loans during the year, management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio. However, any deterioration in economic conditions in the state of Hawaii or continued material increases in interest rates could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
  The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

                             June 30,  December 31,      June 30,
(Dollars in thousands)           2000          1999          1999

Nonaccrual loans:
  Real estate:
     Mortgage-commercial      $ 2,972       $ 2,981       $ 4,076
     Mortgage-residential       3,016         5,124         4,451
  Commercial, financial
     and agricultural           1,082         1,590         1,955
     Total nonaccrual loans     7,070         9,695        10,482

Other real estate               1,248         1,366           509
     Total nonperforming
       assets                   8,318        11,061        10,991

Loans delinquent for 90 days or
  more still accruing interest:
  Real estate:
     Mortgage-commercial          293         1,749           929
     Mortgage-residential         442         1,636         1,966
  Commercial, financial
     and agricultural             192           128           150
  Consumer                          -            92            59

     Total loans delinquent
       for 90 days or more
       still accruing interest    927         3,605         3,104

Restructured loans still
  accruing interest:
  Real estate:
     Mortgage-commercial          485           500             -
     Total restructured
       loans still accruing
       interest                   485           500             -

     Total nonperforming
       assets, loans delin-
       quent for 90 days or
       more and restructured
       loans still accruing
       interest               $ 9,730       $15,166       $14,095

Total nonperforming assets
  as a percentage of
  loans and other real
  estate                        0.68%         0.94%         0.93%

Total nonperforming assets
  and loans delinquent for
  90 days or more still
  accruing interest as a
  percentage of loans
  and other real estate         0.76%         1.25%         1.19%

Total nonperforming assets,
  loans delinquent for 90
  days or more and restruc-
  tured loans still accruing
  interest as a percentage
  of loans and other real
  estate                        0.80%         1.29%         1.19%

  Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $9.7 million at June 30, 2000, a decrease of $5.4 million or 35.84% from year-end 1999. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property all of which are located in the state of Hawaii. Nonaccrual loans at June 30, 2000 of $7.1 million included a $1.1 million loan secured by multi-family residential property and a $1.1 million loan secured by commercial real estate, both located on the island of Oahu. Nonaccrual loans also included a number of other commercial mortgages and residential mortgages on properties located throughout the state. Loans delinquent for 90 days or more and still accruing interest totaled $927,000 at June 30, 2000, a 74.3% decrease from year-end 1999 levels. Impaired loans at June 30, 2000 totaled $5.1 million and included all nonaccrual loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $1.4 million at

June 30, 2000.  Impaired loans at year-end 1999 totaled $6.1 million with an allocated allowance for loan losses of $2.5 million.

  Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii or continued material increases in interest rates may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
  Total other operating income of $2.7 million for the second quarter of 2000 decreased by $537,000, or 16.7%, compared to the second quarter of 1999. The decline is attributable to a decrease in other service charges and fees resulting from the sale in the first quarter of 2000 of the bank's merchant servicing portfolio and investment securities losses. Total other operating income of $7.2 million for the first half of 2000 increased by $678,000 or 10.4% over the first half of 1999 as a result of the merchant portfolio sale, which generated a $1.9 million gain, partially offset by a $1.1 million reduction in servicing fees. Investment securities losses of $667,000 were recognized in the first half of 2000, compared with gains of $219,000 in 1999. Excluding the impact of these items, total other operating income increased by $839,000 or 16.3% in the first half of 2000 compared to the same period in 1999.

  The sale of the merchant servicing portfolio is expected to result in a decrease of approximately $3.6 million in annual operating income and a comparable decrease in annual operating expenses in future periods.

Other Operating Expense
  Total other operating expense of $12.1 million for the second quarter of 2000 and $25.5 million for the first half of 2000 decreased by $1.3 million, or 9.6%, and $907,000, or 3.4%, respectively, when compared to the same periods in 1999. The decrease is attributable to a $600,000 reversal of previously accrued restructuring charges and a reduction in employee retirement benefit expenses. The reversal of restructuring charges resulted from revised estimates of severance payments to be made in connection with the staff downsizing occurring throughout 2000. Of the original 76 positions being eliminated, approximately one-third of the employees were retained to fill new positions and vacancies created by attrition. As of June 30, 2000, 26 employees have been terminated and received severance payments totaling $533,000. The remaining terminations are expected to be completed by the fourth quarter of 2000.

Income Taxes
  The effective tax rate for the second quarter and first half of 2000 was 35.24% and 35.26%, respectively, compared with the previous year's rate of 34.62% and 35.38%.

Financial Condition

  Total assets at June 30, 2000 of $1.66 billion increased by $18.0 million or 1.1% from year-end 1999 due to an increase in loans which offset declines in cash and interest-bearing deposits held at year-end for Year 2000 contingencies. Net loans of $1.19 billion increased by $45.0 million or 3.9%, while cash and due from banks decreased by $37.7 million or 45.2% from year-end 1999. Total deposits at June 30, 2000 of $1.32 billion increased by $16.5 million or 1.3%. Short-term borrowings declined by $33.3 million and were replaced by long-term debt, which increased by $38.7 million. Noninterest-bearing deposits of $205.6 million were unchanged, while interest-bearing deposits of $1.12 billion increased by $15.7 million, or 1.4%, compared to year-end 1999. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 2000 of $943.9 million decreased by $14.9 million, or 1.6%, during the first half of 2000, while time deposits of $100,000 and over of $378.3 million increased by $31.4 million, or 9.0%. Competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

  Stockholders' equity of $138.5 million at June 30, 2000 decreased by $5.5 million or 3.8% from December 31, 1999. When expressed as a percentage of total assets, stockholders' equity declined to 8.32% at June 30, 2000, from 8.75% at year-end 1999. Book value per share at June 30, 2000 was $15.77, compared to $15.51 at year-end 1999.

  On June 19, 2000, the board of directors declared a second quarter cash dividend of $0.15 per share, a 7.1% increase over the dividend declared in the second quarter of 1999. Dividends declared in the second quarter of 2000 totaled $1,318,000 compared with $1,358,000 in the second quarter of 1999, a 2.9% decrease.

  On March 13, 2000, the board of directors authorized a fourth stock repurchase program that provides for the repurchase of up to five percent, or approximately 435,000 shares, of common stock outstanding. In connection with the stock repurchase program, the Company repurchased 262,163 shares of its common stock from The Sumitomo Bank, Limited ("Sumitomo") effective as of May 4, 2000. This transaction reduced Sumitomo's holdings in CPB Inc. to 711,750 shares, or 7.97% of total common stock outstanding, from the 10.60% held prior to the transaction. As of August 8,

2000, a total of 1,879,347 shares have been repurchased and retired under the Company's stock repurchase program at a weighted average price of $20.70. The Company is authorized to repurchase $3.1 million more in shares under its current repurchase programs. Any remaining repurchases will depend on market conditions. The effect of stock repurchases to date has been a decrease in capital and capital ratios and an increase in equity-based performance measures.

  The Company's objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks. Furthermore, the Company seeks to ensure that regulatory guidelines and industry standards for well-capitalized institutions are met. As discussed below, the Company and the Bank both qualify as being "well-capitalized."

  Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

  The following table sets forth the capital requirements applicable to the Company and the Company's capital ratios as of the dates indicated.


                         Actual        Required       Excess
(Dollars in thousands) Amount  Ratio  Amount  Ratio  Amount  Ratio

At June 30, 2000:
  Leverage capital
     ratio           $142,305  8.69% $65,490  4.00% $76,815  4.69%
  Tier 1 risk-based
     capital ratio    142,305 10.44   54,533  4.00   87,772  6.44
  Total risk-based
     capital ratio    159,413 11.69  109,066  8.00   50,347  3.69

At December 31, 1999:
  Leverage capital
     ratio           $146,703  9.00% $65,198  4.00% $81,505  5.00%
  Tier 1 risk-based
     capital ratio    146,703 11.24   52,199  4.00   94,504  7.24
  Total risk-based
     capital ratio    163,070 12.50  104,397  8.00   58,673  4.50

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

                         Actual        Required       Excess
(Dollars in thousands) Amount  Ratio  Amount  Ratio  Amount  Ratio

At June 30, 2000:
  Leverage capital
     ratio           $134,144  8.21% $81,744  5.00% $52,400  3.21%
  Tier 1 risk-based
     capital ratio    134,144  9.86   81,638  6.00   52,506  3.86
  Total risk-based
     capital ratio    151,218 11.11  136,063 10.00   15,155  1.11

At December 31, 1999:
  Leverage capital
     ratio           $136,345  8.38% $81,397  5.00% $54,948  3.38%
  Tier 1 risk-based
     capital ratio    136,345 10.47   78,140  6.00   58,205  4.47
  Total risk-based
     capital ratio    152,680 11.72  130,234 10.00   22,446  1.72

Asset/Liability Management and Liquidity

  The Company's asset/liability management policy and liquidity are discussed in the 1999 Annual Report to Shareholders. No significant changes have occurred during the three and six months ended June 30, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk

  The Company discussed the nature and extent of market risk exposure in the 1999 Annual Report to Shareholders. No significant changes have occurred during the three and six months ended June 30, 2000.

PART II.  OTHER INFORMATION

Items 1 to 5.

  Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.   Exhibits and Reports on Form 8-K

       (a)                 Exhibits

           The Financial Data Schedule as of and for the six months ended June 30, 2000, is filed as Exhibit 27 to this report on Form 10-Q.

       (b)      Reports on Form 8-K

           The Company filed no reports on Form 8-K during the second quarter of 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CPB INC.
                              (Registrant)



  Date:   August 11, 2000     /s/ Joichi Saito
                              Joichi Saito
                              Chairman of the Board and
                              Chief Executive Officer




  Date:   August 11, 2000     /s/ Neal K. Kanda
                              Neal K. Kanda
                              Vice President and Treasurer
                              (Principal Financial and
                              Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                               June 30,   December 31,
(Dollars in thousands, except per share data)                      2000           1999

ASSETS
Cash and due from banks                                     $   45,684     $   83,425
Interest-bearing deposits in other banks                         4,997          9,828
Investment securities:
  Held to maturity, at cost (fair value of $92,397 at
     June 30, 2000 and $99,808 at December 31, 1999)            94,296        101,567
  Available for sale, at fair value                            231,883        220,103
     Total investment securities                               326,179        321,670

Loans                                                        1,217,090      1,170,476
  Less allowance for loan losses                                22,390         20,768
     Net loans                                               1,194,700      1,149,708

Premises and equipment                                          24,272         24,774
Accrued interest receivable                                      9,527          9,606
Investment in unconsolidated subsidiaries                        8,467          8,451
Due from customers on acceptances                                   12             12
Other real estate                                                1,248          1,366
Other assets                                                    49,364         37,651

     Total assets                                           $1,664,450     $1,646,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                              $  205,592     $  204,850
  Interest-bearing deposits                                  1,116,532      1,100,804
     Total deposits                                          1,322,124      1,305,654



Short-term borrowings                                           45,660         79,000
Long-term debt                                                 136,961         98,279
Bank acceptances outstanding                                        12             12
Other liabilities                                               21,157         19,467

     Total liabilities                                       1,525,914      1,502,412

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000
     shares, none issued                                             -              -
  Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 8,785,198 shares at June 30,
     2000, and 9,288,457 shares at December 31, 1999             6,252          6,540
  Surplus                                                       45,848         45,848
  Retained earnings                                             89,189         94,436
  Accumulated other comprehensive loss, net of taxes            (2,753)        (2,745)

     Total stockholders' equity                                138,536        144,079

     Total liabilities and stockholders' equity             $1,664,450     $1,646,491


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         Three Months Ended            Six Months Ended
                                                June 30,                   June 30,
(In thousands, except per share data)        2000      1999             2000       1999

Interest income:
  Interest and fees on loans             $25,137   $23,151          $48,892    $45,750
  Interest and dividends on
     investment securities:
       Taxable interest                    4,584     3,645            8,794      7,989
       Tax-exempt interest                   614       431            1,205        850
       Dividends                             375       321              677        680
  Interest on deposits in other banks         42        93              141        119
  Interest on Federal funds sold and
     securities purchased under
     agreements to resell                      5        20                7         31

       Total interest income              30,757    27,661           59,716     55,419

Interest expense:
  Interest on deposits                    10,182     8,974           19,902     17,831
  Interest on short-term borrowings          764       165            1,445        445
  Interest on long-term debt               1,974     1,551            3,547      3,174

       Total interest expense             12,920    10,690           24,894     21,450

       Net interest income                17,837    16,971           34,822     33,969
Provision for loan losses                  1,000       700            2,000      2,200
  Net interest income after
     provision for loan losses            16,837    16,271           32,822     31,769

Other operating income:
  Income from fiduciary activities           262       186              498        363
  Service charges on deposit accounts        753       800            1,534      1,614

  Other service charges and fees             985     1,690            2,217      3,310
  Equity in earnings of
     unconsolidated subsidiaries             160       111              302        207
  Fees on foreign exchange                   128       134              281        304
  Investment securities (losses) gains      (307)       16             (667)       219
  Gain on sale of merchant servicing
     portfolio                                 -         -            1,850          -
  Other                                      697       278            1,169        489

     Total other operating income          2,678     3,215            7,184      6,506

Other operating expense:
  Salaries and employee benefits           5,748     6,768           12,297     13,319
  Net occupancy                            1,580     1,556            3,171      3,082
  Equipment                                  710       669            1,377      1,399
  Other                                    4,081     4,413            8,678      8,630

     Total other operating expense        12,119    13,406           25,523     26,430

     Income before income taxes            7,396     6,080           14,483     11,845
Income taxes                               2,606     2,105            5,107      4,191

     Net income                          $ 4,790   $ 3,975          $ 9,376    $ 7,654

Per share data:
  Basic earnings per share               $  0.53   $  0.41          $  1.03    $  0.79
  Diluted earnings per share                0.52      0.41             1.01       0.78
  Cash dividends declared                   0.15      0.14             0.30       0.27

Weighted average shares outstanding:
  Basic                                    9,022     9,702            9,141      9,740
  Diluted                                  9,176     9,817            9,286      9,817


See accompanying notes to consolidated financial statements.

      CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)


                                                                Accumulated
                                                                      other
(Dollars in thousands,            Common            Retained  comprehensive
except per share data)             stock   Surplus  earnings   income(loss)      Total

Six months ended June 30, 2000:
Balance at December 31, 1999    $6,540     $45,848   $94,436       $(2,745)   $144,079
  Net income                         -           -     9,376             -       9,376
  Net change in unrealized
     gain(loss) on investment
     securities, net of taxes
     of $(5)                         -           -         -            (8)         (8)

Comprehensive income                                                             9,368

Cash dividends declared
  ($0.30 per share)                  -           -    (2,701)            -      (2,701)
4,540 shares of common stock
  issued                            73           -         -             -          73
507,799 shares of common stock
  repurchased                     (361)          -   (11,922)            -     (12,283)

Balance at June 30, 2000        $6,252     $45,848   $89,189       $(2,753)   $138,536

Disclosure of reclassification amount:
Unrealized holding gain(loss)
  on investment securities
  during period, net of taxes
  of $205                            -          -          -           310         310
Less: reclassification adjustment
  for gains included in net income,
  net of taxes of $211               -          -          -           318         318

  Net change in unrealized
     gain(loss) on investment
     securities                      -          -          -      $    (8)   $     (8)



Six months ended June 30, 1999:
Balance at December 31, 1998    $6,637    $45,848    $94,954      $   627    $148,066
  Net income                         -          -      7,654            -       7,654
  Net change in unrealized
     gain(loss) on investment
     securities, net of
     taxes of $(1,384)               -          -          -       (2,080)     (2,080)

Comprehensive income                                                            5,574

Cash dividends declared
  ($0.27 per share)                  -          -     (2,627)          -       (2,627)
13,018 shares of common stock
  issued                           168          -          -           -          168
112,660 shares of common stock
  repurchased                      (77)         -     (1,970)          -       (2,047)

Balance at June 30, 1999        $6,728    $45,848    $98,011     $(1,453)    $149,134

Disclosure of reclassification amount:
Unrealized holding gain(loss) on
  investment securities during
  period, net of taxes of
  $(1,517)                           -          -          -      (2,281)      (2,281)
Less: reclassification adjustment for
  losses included in net income, net
  of taxes of $(133)                 -           -         -        (201)        (201)

  Net change in unrealized gain(loss)
     on investment securities        -           -         -     $(2,080)    $ (2,080)


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Six Months Ended
                                                       June 30,
(Dollars in thousands)                           2000      1999

Cash flows from operating activities:
  Net income                                 $  9,376  $  7,654
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                  2,000     2,200
     Provision for depreciation and
       amortization                             1,370     1,441
     Net amortization and accretion of
       investment securities                       28       149
     Net loss (gain) on investment securities     667      (219)
     Federal Home Loan Bank stock
       dividends received                        (610)     (653)
     Origination of loans held for sale          (642)   (1,046)
     Net loss on sale of loans                     28        78
     Proceeds from sales of loans held
       for sale                                 3,413    22,236
     Deferred income tax (benefit) expense       (365)    3,728
     Equity in earnings of unconsolidated
       subsidiaries                              (302)     (207)
     Net (increase) decrease in other assets   (9,160)      540
     Net increase (decrease) in other
       liabilities                              1,633    (6,532)

       Net cash provided by operating
          activities                            7,436    29,369

Cash flows from investing activities:
  Proceeds from maturities of and calls on
     investment securities held to maturity     7,216    14,108
  Purchases of investment securities
     held to maturity                               -    (1,088)
  Proceeds from sales of investment
     securities available for sale             29,340    23,017
  Proceeds from maturities of and calls
     on investment securities available
     for sale                                  15,422    40,481
  Purchases of investment securities
     available for sale                       (56,585)  (24,192)
  Net decrease in interest-bearing
     deposits in other banks                    4,831    10,400
  Net loan originations over principal
     repayments                               (51,688) (102,916)
  Purchases of premises and equipment            (868)     (302)

  Distributions from unconsolidated
     subsidiaries                                 250       174
  Investments in unconsolidated
     Subsidiaries                                 (27)      (86)


       Net cash used in investing
          activities                          (52,109)  (40,404)

Cash flows from financing activities:
  Net increase (decrease) in deposits          16,470   (11,536)
  Proceeds from long-term debt                 50,000    22,550
  Repayments of long-term debt                (11,318)  (26,255)
  Net (decrease) increase in short-term
     borrowings                               (33,340)   35,935
  Cash dividends paid                          (2,670)   (2,543)
  Proceeds from sale of common stock               73       168
  Repurchases of common stock                 (12,283)   (2,047)

       Net cash provided by financing
          activities                            6,932    16,272

       Net (decrease) increase in cash
          and cash equivalents                (37,741)    5,237

Cash and cash equivalents:
  At beginning of period                       83,425    42,735
  At end of period                            $45,684   $47,972

Supplemental disclosure of cash flow
  information:
  Cash paid during the period
     for interest                             $22,510   $21,252
  Cash paid during the period
     for income taxes                         $ 5,100   $ 7,200

Supplemental disclosure of noncash
  investing and financing activities:
  Transfer of loans to other real estate      $ 1,897   $   754


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000 and 1999

1.  Basis of Presentation

  The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1999.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

  The results of operations for the three and six months ended
June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

  Components of other comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income
(loss), net of taxes, is presented below as of the dates indicated:

                            Three months ended    Six months ended
                                   June 30,            June 30,
(Dollars in thousands)           2000     1999       2000     1999
Balance at beginning
  of period                  $(2,817) $    34    $(2,745) $   627
Current-period change             64   (1,487)        (8)  (2,080)
  Balance at end of period   $(2,753) $(1,453)   $(2,753) $(1,453)

3.  Segment Information

  The Company has three reportable segments: retail branches, commercial finance and treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The retail branch segment includes all retail branch offices. Products and services offered include a full range of deposit and loan products, safe deposit boxes and various other bank services. The commercial finance segment focuses on lending to corporate customers, residential mortgage lending, construction and real estate development lending and international banking services. The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities. Other activities include trust, mortgage servicing and indirect lending activities.

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

                                   Retail   Commercial                    All
(Dollars in thousands)             Branch      Finance   Treasury      Others      Total

Three months ended June 30, 2000:
  Net interest income
     (expense)                 $ (2,818)    $ 15,268   $  1,432     $ 3,955   $   17,837
Intersegment net interest
     income (expense)            11,765       (9,761)       526      (2,530)           -
  Provision for loan losses         284          374          -         342        1,000
  Other operating income
     (expense)                      967           81       (296)      1,926        2,678
  Other operating expense         3,834          526         79       7,680       12,119
  Administrative and overhead
     expense allocation           3,934          939         79      (4,952)           -
  Income tax expense                658        1,299        528         121        2,606
     Net income                $  1,204     $  2,450   $    976     $   160   $    4,790

Three months ended June 30, 1999:
  Net interest income
     (expense)                 $ (2,234)    $ 14,039   $  1,666     $ 3,500   $   16,971
Intersegment net interest
     income (expense)            11,228       (9,224)       231      (2,235)           -
  Provision for loan losses         127          243          -         330          700
  Other operating income          1,184           28         28       1,975        3,215
  Other operating expense         3,917          562         87       8,840       13,406
  Administrative and overhead
     expense allocation           4,554          766         84      (5,404)           -
  Income tax expense (benefit)      555        1,107        611        (168)       2,105
     Net income (loss)         $  1,025     $  2,165   $  1,143     $  (358)  $    3,975

Six months ended June 30, 2000:
  Net interest income
     (expense)                 $ (5,401)    $ 32,592   $  3,046     $ 4,585   $   34,822
Intersegment net interest
     income (expense)            23,706      (21,771)       855      (2,790)           -
  Provision for loan losses         665          989          -         346        2,000
  Other operating income
     (expense)                    2,037          270       (610)      5,487        7,184
  Other operating expense         7,498        1,852        198      15,975       25,523
  Administrative and overhead
     expense allocation           8,163        1,996        172     (10,331)           -
  Income tax expense              1,379        2,176      1,015         537        5,107
     Net income                $  2,637     $  4,078   $  1,906     $   755   $    9,376

Six months ended June 30, 1999:
  Net interest income
     (expense)                 $ (4,165)    $ 30,181   $  3,746     $ 4,207   $   33,969
Intersegment net interest
     income (expense)            22,160      (19,900)       251      (2,511)           -
  Provision for loan losses         219        1,591          -         390        2,200
  Other operating income          2,346           62        250       3,848        6,506
  Other operating expense         7,934        1,274        158      17,064       26,430
  Administrative and overhead
     expense allocation           8,695        1,553        140     (10,388)           -
  Income tax expense (benefit)    1,244        2,053      1,409        (515)       4,191
     Net income (loss)         $  2,249     $  3,872   $  2,540     $(1,007)  $    7,654

At June 30, 2000:
  Investment securities        $      -     $      -   $326,179    $      -   $  326,179
  Loans                         172,884      858,963          -     185,243    1,217,090
  Other                          19,247       18,258     48,959      34,717      121,181
     Total assets              $192,131     $877,221   $375,138    $219,960   $1,664,450

At December 31, 1999:
  Investment securities        $      -     $      -   $321,670     $     -   $  321,670
  Loans                         290,183      861,449          -      18,844    1,170,476
  Other                          30,091       23,257     46,567      54,430      154,345
     Total assets              $320,274     $884,706   $368,237     $73,274   $1,646,491

4.  Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of SFAS Statement No. 133," which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The application of SFAS No. 133, as amended, effective from January 1, 2001, is not expected to have a material impact on the Company's consolidated financial statements.

   FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," was issued in March 2000. This interpretation clarifies the application of Accounting Principals Board (APB) Opinion No. 25 (Opinion 25) for certain issues and does not address any issues related to the application of the fair value method in SFAS No. 123. Among other issues, the Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

   The Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the Interpretation are to be recognized on a prospective basis from July 1, 2000. The Company adopted the provisions of the Interpretation on July 1, 2000. Management believes that there will be no material impact to the Company's results of operations resulting from the adoption of the Interpretation.