Form 10-Q
period 2000-09-30
CPB INC
filed 2000-11-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

Common Stock, No Par Value;
Outstanding at November 10, 2000: 8,711,612 shares

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

   The financial statements listed below are filed elsewhere herein and are hereby incorporated by this reference.

                                                                       Page
   Consolidated Balance Sheets - September 30, 2000
      (Unaudited) and December 31, 1999                                F-1
   Consolidated Statements of Income - Three and nine
      months ended September 30, 2000 and 1999 (Unaudited)             F-3
   Consolidated Statements of Changes in Stockholders'
      Equity and Comprehensive Income - Nine months ended
      September 30, 2000 and 1999 (Unaudited)                          F-5
   Consolidated Statements of Cash Flows - Nine months
      ended September 30, 2000 and 1999 (Unaudited)                    F-7
   Notes to Consolidated Financial Statements -
      September 30, 2000 (Unaudited)                                   F-9

Item 2.     Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview

   CPB Inc. (the "Company") posted net income of $4.94 million in the third quarter of 2000, an increase of 15.0% over the $4.30 million earned in the third quarter of 1999. Net income for the first nine months of 2000 was $14.32 million, an increase of 19.8% over the $11.95 million earned in the same period in 1999. The increase in net income for the third quarter is attributable to a $1.6 million restructuring charge recognized in the third quarter of 1999. Excluding the impact of the restructuring charge, third quarter net income declined by $290,000 or 5.5% due to a $700,000 increase in provision for loan losses. For the nine months ended September 30, 2000, a $1.3 million increase in net interest income and a net gain of $1.4 million recognized on the sale of the merchant servicing portfolio were offset by a decrease of $1.9 million in other service charges, related to the sale of the merchant servicing portfolio, and a $0.9 million decrease in investment securities gains. As of September 30, 2000, total assets of $1,757.4 million increased by $110.9 million or 6.7% compared with year-end 1999. Net loans of $1,259.6 million increased by $109.9 million, or 9.6%, total deposits of $1,355.8 million increased by $50.2 million, or 3.8%, and long-term debt increased by $43.3 million, or 44.1%.

   The following table presents annualized returns on average assets and average stockholders' equity and basic and diluted earnings per share for the periods indicated.

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      2000        1999        2000       1999

Annualized return on
   average assets                    1.17%       1.07%       1.16%      1.01%

Annualized return on
   average stockholders'
   equity                           13.90%      11.37%      13.30%     10.58%

Basic earnings per share             $0.56       $0.44       $1.59      $1.23
Diluted earnings per share           $0.55       $0.44       $1.56      $1.22

   Hawaii's economy continues to show signs of improvement in 2000. Aided by strength in the national economy, the tourism industry has experienced nine consecutive months of year-over-year increases in hotel occupancy rates. While the trend is expected to continue, local economists caution that U.S. stock market volatility, Federal Reserve monetary policy and political unrest in the Middle East could adversely affect future tourism activity. Also indicative of the improvement in the local economy, the statewide unemployment rate in September 2000 dropped to 4.5%, from 5.4% a year ago. Local real estate activity also continues to improve, with total dollar-volume of residential real estate sales on the island of Oahu in the first nine months of 2000 increasing by 22.5% over the same period in 1999. Both average sales prices and volume of sales increased during the period.

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

Results of Operations

Net Interest Income
   A comparison of net interest income for the three and nine months ended September 30, 2000 and 1999 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.


   Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
(Dollars in thousands)                2000        1999        2000       1999

Interest income                    $32,968     $29,250     $93,333    $85,140
Interest expense                    14,552      11,296      39,446     32,746
   Net interest income             $18,416     $17,954     $53,887    $52,394

Net interest margin                  4.60%       4.72%       4.63%      4.69%

   Interest income increased by $3.7 million, or 12.7%, and $8.2 million, or 9.6%, in the third quarter and first nine months of 2000, respectively, as compared to the same periods in 1999, due to a combination of increases in average interest-earning assets and market interest rates during the period. Average interest earning assets of $1,602.4 million for the third quarter of 2000 and $1,552.0 million for the first nine months of 2000 increased by $79.9 million, or 5.2%, and by $63.8 million, or 4.3%, respectively, primarily due to increases in loan and investment securities balances. The yield on interest-earning assets of 8.23% for the third quarter of 2000 and 8.02% for the first nine months of 2000 increased from 7.68% and 7.63%, respectively, compared to the same periods in 1999 primarily due to the increase in market interest rates in 1999 and 2000.

   Interest and fees on loans increased by $3.0 million, or 12.5%, in the third quarter of 2000 and $6.1 million, or 8.8%, in the first nine months of 2000 due to increases in average loan balances and average yields. Interest and dividends on investment securities increased, in the aggregate, by $1.2 million or 26.7% and by $2.4 million or 16.8% in the third quarter and first nine months of 2000, respectively. Interest on deposits in other banks decreased by $520,000 or 80.4% and by

$498,000 or 65.0% during the same periods due to a decline in deposit balances.

   Interest expense for the three and nine months ended September 30, 2000 increased by $3.3 million, or 28.8%, and by $6.7 million, or 20.5%, respectively, as compared to the same periods in 1999 due to an increase in average interest-bearing liabilities and the higher level of market interest rates. Average interest-bearing liabilities totaled $1,342.4 million in the third quarter of 2000 and $1,292.6 million for the first nine months of 2000, an increase of $89.8 million, or 7.2%, and $64.7 million, or 5.3%, respectively, over the corresponding periods in 1999. Substantially all growth occurred in certificates of deposit and other borrowings. The average rate on interest-bearing liabilities for the third quarter of 2000 increased to 4.34% from 3.61% for the same period in 1999, and the average rate for the first nine months of 2000 increased to 4.07% from 3.56% for the same period in 1999.

   The resultant net interest income for the third quarter and first nine months of 2000 increased by $402,000 or 2.6% and $1.3 million or 2.8%, respectively, compared to the same periods in 1999. Net interest margin decreased to 4.60% and 4.63% in the third quarter and first nine months of 2000, respectively, from 4.72% and 4.69%, respectively, in same periods in 1999. Strong competition for both loans and deposits, particularly core deposits, is expected to continue and is expected to create additional pressure on net interest margin in the future.

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

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
(Dollars in thousands)                2000        1999        2000       1999

Allowance for loan losses:
   Balance at beginning
      of period                    $22,390     $20,735     $20,768    $20,066

   Provision for loan
      losses                         1,500         800       3,500      3,000

   Loan charge-offs:
   Real estate:
      Mortgage-commercial            1,101         367       1,101      1,096
      Mortgage-residen                 102         150         870        900
   Commercial, financial
      and agricultural                 111          69         230        219
   Consumer                             17          39         233        234
   Other                                 2           1          14          5
      Total loan charge-offs         1,333         626       2,448      2,454

   Recoveries:
   Real estate:
      Mortgage-commercial                2          53         515         92
      Mortgage-residential              42          37          94        142
   Commercial, financial
      and agricultural                   3           2          75         39
   Consumer                             53          59         153        175
      Total recoveries                 100         151         837        448

   Net loan charge-offs              1,233         475       1,611      2,006

   Balance at end of period        $22,657     $21,060     $22,657    $21,060

Annualized ratio of net
   loan charge-offs to
   average loans                     0.40%       0.16%       0.18%      0.23%

   The provision for loan losses of $1.5 million for the third quarter of 2000 increased by 87.5% compared to the third quarter of 1999, while the provision for loan losses of $3.5 million for the first nine months of 2000 increased by 16.7% compared to the same period in 1999. Net loan charge-offs of $1.2 million and $1.6 million for the three and nine months ended September 30, 2000, when expressed as an annualized percentage of average total loans, were 0.40% and 0.18%, respectively. Loan charge-offs during the third quarter of 2000 were comprised primarily of a partial write-down of $1.1 million recorded on a commercial mortgage participation loan.

   The allowance for loan losses expressed as a percentage of total loans was 1.77% at September 30, 2000, consistent with the level at December 31, 1999. Considering the increase in net loan charge-offs during the third quarter of 2000 and the decrease in total nonaccrual and delinquent loans during the year, management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio. However, any deterioration in economic conditions in the state of Hawaii or continued material increases in interest rates could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
   The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

                                September 30,    December 31,   September 30,
(Dollars in thousands)                   2000            1999            1999
Nonaccrual loans:
   Real estate:
      Mortgage-commercial             $ 6,007         $ 2,981         $ 4,884
      Mortgage-residential              2,643           5,124           4,673
   Commercial, financial
      and agricultural                    998           1,590           1,731
      Total nonaccrual loans            9,648           9,695          11,288

Other real estate                       1,382           1,366           1,592
      Total nonperforming
         assets                        11,030          11,061          12,880

Loans delinquent for 90 days or
   more still accruing interest:
   Real estate:
      Mortgage-commercial               1,774           1,749             756
      Mortgage-residential                401           1,636           1,294
   Commercial, financial
      and agricultural                    222             128             494
   Consumer                                 6              92              40

      Total loans delinquent
         for 90 days or more
         still accruing interest        2,403           3,605           2,584

Restructured loans still
   accruing interest:
   Real estate:
      Mortgage-commercial                 475             500               -

      Total restructured
         loans still accruing
         interest                         475             500               -

      Total nonperforming
         assets, loans delin-
         quent for 90 days or
         more and restructured
         loans still accruing
         interest                     $13,908         $15,166         $15,464

Total nonperforming assets
   as a percentage of
   loans and other real
   estate                               0.86%           0.94%           1.11%

Total nonperforming assets
   and loans delinquent for
   90 days or more still
   accruing interest as a
   percentage of loans
   and other real estate                1.05%           1.25%           1.34%

Total nonperforming assets,
   loans delinquent for 90
   days or more and restruc-
   tured loans still accruing
   interest as a percentage
   of loans and other real
   estate                               1.08%           1.29%           1.34%

   Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $13.9 million at September 30, 2000, a decrease of $1.3 million or 8.3% from year-end 1999. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property all of which are located in the state of Hawaii. Nonaccrual loans at September 30, 2000 of $9.6 million included a $3.1 million commercial mortgage, a $1.0 million loan secured by multi-family residential property and a $1.1 million loan secured by commercial real estate, all located on the island of Oahu. Nonaccrual loans also included a number of other commercial mortgages and residential mortgages on properties located throughout the state. Loans delinquent for 90 days or more and still accruing interest totaled $2.4 million at September 30, 2000, a 33.3% decrease from year-end 1999 levels. Impaired loans at September 30, 2000 totaled $8.8 million and included all nonaccrual loans greater than $500,000. The allowance for loan losses allocated to impaired loans amounted to $2.5 million at September 30, 2000. Impaired loans at year-end 1999 totaled $6.1 million with an allocated allowance for loan losses of $2.5 million.

   Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii or continued material increases in interest rates may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
   Total other operating income of $2.8 million for the third quarter of 2000 decreased by $649,000, or 19.0%, compared to the third quarter of 1999. The decline is attributable to a decrease in other service charges and fees resulting from the sale in the first quarter of 2000 of the bank's merchant servicing portfolio. Total other operating income of $10.0 million for the first nine months of 2000 increased by $30,000 or 0.3% over the same period in 1999 as a result of the merchant portfolio sale, which generated a $1.9 million gain, offset by a $2.0 million reduction in servicing fees. Investment securities losses of $683,000 were recognized in the first nine months of 2000, compared with gains of $219,000 in 1999. Excluding the impact of these items, total other operating income increased by $1.1 million or 15.1% in the first nine months of 2000 compared to the same period in 1999.

   The sale of the merchant servicing portfolio is expected to result in a decrease of approximately $3.6 million in annual operating income and a comparable decrease in annual operating expenses in future periods.

Other Operating Expense
   Total other operating expense of $11.7 million for the third quarter of 2000 and $37.2 million for the first nine months of 2000 decreased by $2.4 million, or 16.8%, and $3.3 million or 8.1%, respectively, when compared to the same periods in 1999. The decrease in expenses is attributable primarily to a $1.6 million restructuring charge recorded in the third quarter of 1999 related to a reorganization and staff reduction. During the second quarter of 2000, $600,000 of the restructuring charge was reversed due to revised estimates of severance payments in connection with staff downsizing occurring throughout 2000. Of the original 76 positions being eliminated, approximately one-third of the employees impacted were retained to fill new positions and vacancies created by attrition. As of September 30, 2000, 35 employees have been terminated, and severance and retention payments totaling $717,000 were made. The remaining terminations are expected to be completed by the first half of 2001.

Income Taxes
   The effective tax rate for the third quarter and first nine months of 2000 was 35.50% and 35.34%, respectively, compared with the previous year's rate of 31.18% and 33.93%. Accrual adjustments recorded in the third quarter of 1999 caused the lower effective tax rates in 1999.

Financial Condition

   Total assets at September 30, 2000 of $1.76 billion increased by $110.9 million or 6.7% over year-end 1999 due to increases in loans and investment securities which offset a decline in cash and due from banks. Net loans of $1.26 billion increased by $109.9 million or 9.6%, and investment securities of $372.0 million increased by $50.3 million or 15.6%. Cash and due from banks decreased by $43.2 million or 51.7% due to an increase in cash held at year-end 1999 for Year 2000 contingencies. Total deposits at September 30, 2000 of $1.36 billion increased by $50.2 million or 3.8%, short-term borrowings increased by $13.7 million, and long-term debt increased by $43.3 million. Noninterest-bearing deposits of $192.2 million decreased by $12.6 million or 6.2%, while interest-bearing deposits of $1.16 million increased by $62.8 million, or 5.7%, compared to year-end 1999. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 2000 of $950.2 million decreased by $8.6 million, or 0.9%, during the first nine months of 2000, while time deposits of $100,000 and over of $405.7 million increased by $58.7 million, or 16.9%. Competition for deposits remains strong and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

   Stockholders' equity of $143.3 million at September 30, 2000 decreased by $769,000 or 0.5% from December 31, 1999. When expressed as a percentage of total assets, stockholders' equity declined to 8.15% at September 30, 2000, from 8.75% at year-end 1999. Book value per share at September 30, 2000 was $16.35, compared to $15.51 at year-end 1999.

   On September 11, 2000, the board of directors declared a third quarter cash dividend of $0.15 per share, a 7.1% increase over the dividend declared in the third quarter of 1999. Dividends declared in the third quarter of 2000 totaled $1,314,000 compared with $1,313,000 in the third quarter of 1999, a 0.1% decrease.

   On October 11, 2000, the board of directors authorized a fifth stock repurchase program that provides for the repurchase of up to 6.9 percent, or approximately 600,000 shares, of the Company's outstanding common stock. As of November 10, 2000, a total of 1,949,083 shares have been repurchased and retired under the Company's stock repurchase program at a weighted average purchase price of $20.86. The Company is authorized to repurchase approximately 654,000 additional shares under its current repurchase programs. Any remaining repurchases will depend on market conditions. The effect of stock repurchases to date has been a decrease in capital and capital ratios and an increase in equity-based performance measures.

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

                               Actual           Required           Excess
(Dollars in thousands)     Amount   Ratio    Amount   Ratio   Amount   Ratio
At September 30, 2000:
   Leverage capital
      ratio              $144,314   8.51%   $67,848   4.00%  $76,466   4.51%
   Tier 1 risk-based
      capital ratio       144,314  10.14     56,917   4.00    87,397   6.14
   Total risk-based
      capital ratio       162,161  11.40    113,835   8.00    48,326   3.40

At December 31, 1999:
   Leverage capital
      ratio              $146,703   9.00%   $65,198   4.00%  $81,505   5.00%
   Tier 1 risk-based
      capital ratio       146,703  11.24     52,199   4.00    94,504   7.24
   Total risk-based
      capital ratio       163,070  12.50    104,397   8.00    58,673   4.50

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

                               Actual           Required           Excess
(Dollars in thousands)     Amount   Ratio    Amount   Ratio   Amount   Ratio
At September 30, 2000:
   Leverage capital
      ratio              $137,790   8.13%   $84,692   5.00%  $53,098   3.13%
   Tier 1 risk-based
      capital ratio       137,790   9.70     85,271   6.00    52,519   3.70
   Total risk-based
      capital ratio       155,615  10.95    142,118  10.00    13,497   0.95

At December 31, 1999:
   Leverage capital
      ratio              $136,345   8.38%   $81,397   5.00%  $54,948   3.38%
   Tier 1 risk-based
      capital ratio       136,345  10.47     78,140   6.00    58,205   4.47
   Total risk-based
      capital ratio       152,680  11.72    130,234  10.00    22,446   1.72

Asset/Liability Management and Liquidity

   The Company's asset/liability management policy and liquidity are discussed in the 1999 Annual Report to Shareholders. No significant changes have occurred during the three and nine months ended September 30, 2000.

Item 3.     Quantitative and Qualitative Disclosures About Market
Risk

   The Company discussed the nature and extent of market risk exposure in the 1999 Annual Report to Shareholders. No significant changes have occurred during the three and nine months ended September 30, 2000.

PART II.  OTHER INFORMATION

Items 1 to 5.

   Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.     Exhibits and Reports on Form 8-K

         (a) Exhibits

             The Financial Data Schedule as of and for the nine months ended September 30, 2000, is filed as Exhibit
             27 to this report on Form 10-Q.

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the third quarter of 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CPB INC.
                                    (Registrant)



   Date:    November 13, 2000       /s/ Naoaki Shibuya
                                    Naoaki Shibuya
                                    President




   Date:    November 13, 2000       /s/ Neal K. Kanda
                                    Neal K. Kanda
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                       September 30,      December 31,
(Dollars in thousands, except per share data)                                   2000              1999

ASSETS
Cash and due from banks                                                   $   40,255        $   83,425
Interest-bearing deposits in other banks                                       4,192             9,828
Investment securities:
   Held to maturity, at cost (fair value of $91,956 at
      September 30, 2000 and $91,808 at December 31, 1999)                    92,767           101,567
   Available for sale, at fair value                                         279,241           220,103
      Total investment securities                                            372,008           321,670

Loans                                                                      1,282,251         1,170,476
   Less allowance for loan losses                                             22,657            20,768
      Net loans                                                            1,259,594         1,149,708

Premises and equipment                                                        23,767            24,774
Accrued interest receivable                                                   10,293             9,606
Investment in unconsolidated subsidiaries                                      8,465             8,451
Due from customers on acceptances                                                 12                12
Other real estate                                                              1,382             1,366
Other assets                                                                  37,452            37,651

      Total assets                                                        $1,757,420        $1,646,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing deposits                                           $  192,234        $  204,850
   Interest-bearing deposits                                               1,163,615         1,100,804
      Total deposits                                                       1,355,849         1,305,654



Short-term borrowings                                                         92,730            79,000
Long-term debt                                                               141,587            98,279
Bank acceptances outstanding                                                      12                12
Other liabilities                                                             23,932            19,467

      Total liabilities                                                    1,614,110         1,502,412

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000
      shares, none issued                                                          -                 -
   Common stock, no par value; authorized 50,000,000 shares;
      issued and outstanding 8,762,920 shares at September 30,
      2000, and 9,288,457 shares at December 31, 1999                          6,251             6,540
   Surplus                                                                    45,848            45,848
   Retained earnings                                                          92,250            94,436
   Accumulated other comprehensive loss, net of taxes                         (1,039)           (2,745)

      Total stockholders' equity                                             143,310           144,079

      Total liabilities and stockholders' equity                          $1,757,420        $1,646,491


See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                    Three MonthsEnded                 Nine Months Ended
                                                        September 30,                     September 30,
(In thousands, except per share data)                 2000       1999                 2000         1999
Interest income:
   Interest and fees on loans                      $26,822    $23,844              $75,714      $69,594
   Interest and dividends on
      investment securities:
         Taxable interest                            4,779      3,683               13,573       11,672
         Tax-exempt interest                           600        482                1,805        1,332
         Dividends                                     315        329                  992        1,009
   Interest on deposits in other banks                 127        647                  268          766
   Interest on Federal funds sold and
      securities purchased under
      agreements to resell                               1          1                    8           32

         Total interest income                      32,644     28,986               92,360       84,405

Interest expense:
   Interest on deposits                             11,381      9,004               31,283       26,835
   Interest on short-term borrowings                   911        676                2,356        1,121
   Interest on long-term debt                        2,260      1,616                5,807        4,790

         Total interest expense                     14,552     11,296               39,446       32,746

         Net interest income                        18,092     17,690               52,914       51,659
Provision for loan losses                            1,500        800                3,500        3,000
   Net interest income after
      provision for loan losses                     16,592     16,890               49,414       48,659

Other operating income:
   Income from fiduciary activities                    275        211                  773          574
   Service charges on deposit accounts                 770        818                2,304        2,432

   Other service charges and fees                      943      1,751                3,160        5,061
   Equity in earnings of
      unconsolidated subsidiaries                      155        173                  457          380
   Fees on foreign exchange                            104        153                  385          457
   Investment securities (losses) gains                (16)         -                 (683)         219
   Gain on sale of merchant servicing
      portfolio                                          -          -                1,850            -
   Other                                               544        318                1,713          806

      Total other operating income                   2,775      3,424                9,959        9,929

Other operating expense:
   Salaries and employee benefits                    6,221      8,111               18,518       21,430
   Net occupancy                                     1,594      1,533                4,765        4,615
   Equipment                                           674        661                2,051        2,060
   Other                                             3,215      3,765               11,893       12,394

      Total other operating expense                 11,704     14,070               37,227       40,499

      Income before income taxes                     7,663      6,244               22,146       18,089
Income taxes                                         2,720      1,947                7,827        6,138

      Net income                                   $ 4,943     $4,297              $14,319      $11,951

Per share data:
   Basic earnings per share                        $  0.56     $ 0.44              $  1.59      $  1.23
   Diluted earnings per share                         0.55       0.44                 1.56         1.22
   Cash dividends declared                            0.15       0.14                 0.45         0.41

Weighted average shares outstanding:
   Basic                                             8,777      9,673                9,019        9,717
   Diluted                                           8,927      9,747                9,166        9,814

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

                                                                            Accumulated
                                                                                  other
(Dollars in thousands,                   Common                 Retained  comprehensive
except per share data)                    stock      Surplus    earnings   income(loss)          Total
Nine months ended September 30, 2000:
Balance at December 31, 1999            $6,540       $45,848     $94,436        $(2,745)      $144,079
   Net income                                -             -      14,319              -         14,319
   Net change in unrealized gain(loss)
      on investment securities, net of
      taxes of $1,137                        -             -           -          1,706          1,706

Comprehensive income                                                                            16,025

Cash dividends declared ($0.45 per share)    -             -      (4,015)             -         (4,015)
5,690 shares of common stock issued         88             -           -              -             88
531,227 shares of common stock
   repurchased                            (377)            -     (12,490)             -        (12,867)

Balance at September 30, 2000           $6,251       $45,848     $92,250        $(1,039)      $143,310

Disclosure of reclassification amount:
Unrealized holding gain(loss) on
   investment securities during period,
   net of taxes of $1,355                    -             -           -          2,035          2,035
Less: reclassification adjustment for
   gains included in net income, net
   of taxes of $218                          -             -           -            329            329

   Net change in unrealized gain(loss)
      on investment securities               -             -           -        $ 1,706       $  1,706



Nine months ended September 30, 1999:
Balance at December 31, 1998            $6,637       $45,848     $94,954        $   627       $148,066
   Net income                                -             -      11,951              -         11,951
   Net change in unrealized gain(loss)
      on investment securities, net of
      taxes of $(1,284)                      -             -           -         (1,929)        (1,929)

Comprehensive income                                                                            10,022

Cash dividends declared ($0.41 per share)    -             -      (3,940)             -         (3,940)
18,351 shares of common stock issued       244             -           -              -            244
434,160 shares of common stock
   repurchased                            (301)            -      (9,096)             -         (9,397)

Balance at September 30, 1999           $6,580       $45,848     $93,869        $(1,302)      $144,995

Disclosure of reclassification amount:
Unrealized holding gain(loss) on
   investment securities during period,
   net of taxes of $(1,417)                  -             -           -         (2,130)        (2,130)
Less: reclassification adjustment for
   losses included in net income, net
   of taxes of $(133)                        -             -           -           (201)          (201)

   Net change in unrealized gain(loss)
      on investment securities               -             -           -        $(1,929)      $ (1,929)

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Nine Months Ended
                                                              September 30,
(Dollars in thousands)                                      2000       1999

Cash flows from operating activities:
   Net income                                           $ 14,319   $ 11,950
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                            3,500      3,000
      Provision for depreciation and
         amortization                                      2,043      2,151
      Net (accretion) amortization of
         investment securities                                (8)       238
      Net loss (gain) on investment securities               683       (219)
      Federal Home Loan Bank stock
         dividends received                                 (925)      (982)
      Origination of loans held for sale                  (4,970)    (4,376)
      Net loss on sale of loans                               46        128
      Proceeds from sales of loans held
         for sale                                          7,363     26,894
      Deferred income tax (benefit) expense               (3,043)     2,887
      Equity in earnings of unconsolidated
         subsidiaries                                       (457)      (380)
      Net decrease (increase) in other assets              3,934     (9,599)
      Net increase (decrease) in other
         liabilities                                       4,686     (1,129)

         Net cash provided by operating
            activities                                    27,177     30,563

Cash flows from investing activities:
   Proceeds from maturities of and calls on
      investment securities held to maturity               8,718     15,601
   Purchases of investment securities
      held to maturity                                         -     (1,088)
   Proceeds from sales of investment
      securities available for sale                       30,592     23,017
   Proceeds from maturities of and calls
      on investment securities available
      for sale                                            19,774     58,847
   Purchases of investment securities
      available for sale                                (106,335)   (51,747)
   Net decrease (increase) in interest-
      Bearing deposits in other banks                      5,636    (15,139)
   Net loan originations over principal
      repayments                                        (118,497)   (77,633)
   Purchases of premises and equipment                    (1,036)      (555)

   Distributions from unconsolidated
      subsidiaries                                           375        275
   Investments in unconsolidated
      subsidiaries                                           (27)      (451)

         Net cash used in investing
            activities                                  (160,800)   (48,873)

Cash flows from financing activities:
   Net increase (decrease) in deposits                    50,195     (9,492)
   Proceeds from long-term debt                           65,000     22,550
   Repayments of long-term debt                          (21,692)   (26,906)
   Net increase in short-term borrowings                  13,730     51,349
   Cash dividends paid                                    (4,001)    (3,901)
   Proceeds from sale of common stock                         88        244
   Repurchases of common stock                           (12,867)    (9,397)

         Net cash provided by financing
            activities                                    90,453     24,447

         Net (decrease) increase in cash
            and cash equivalents                         (43,170)     6,137

Cash and cash equivalents:
   At beginning of period                                 83,425     42,735
   At end of period                                      $40,255    $48,872

Supplemental disclosure of cash flow
   information:
   Cash paid during the period
      for interest                                       $36,718    $31,877
   Cash paid during the period
      for income taxes                                   $ 5,798    $ 7,200

Supplemental disclosure of noncash
   investing and financing activities:
   Transfer of loans to other real estate                $ 2,672    $ 2,244

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000 and 1999

1.  Basis of Presentation

   The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 1999.
However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

   The results of operations for the three and nine months ended
September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

   Components of other comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income
(loss), net of taxes, is presented below as of the dates indicated:

                                      Three months ended    Nine months ended
                                         September 30,        September 30,
(Dollars in thousands)                   2000       1999      2000       1999

Balance at beginning of period        $(2,754)  $(1,453)   $(2,745)  $   627
Current-period change                   1,715       151      1,706    (1,929)
   Balance at end of period           $(1,039)  $(1,302)   $(1,039)  $(1,302)

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

                                           Retail     Commercial                        All
(Dollars in thousands)                     Branch        Finance    Treasury         Others         Total

Three months ended September 30, 2000:
   Net interest income (expense)        $ (3,151)      $ 16,240    $  1,203       $  3,800     $   18,092
   Intersegment net interest
      income (expense)                     9,648         (7,698)        676         (2,626)             -
   Provision for loan losses                 121          1,207           -            172          1,500
   Other operating income (expense)          926            148          (1)         1,702          2,775
   Other operating expense                 3,649            544         119          7,392         11,704
   Administrative and overhead
      expense allocation                   3,333          1,187          79         (4,599)             -
   Income tax expense (benefit)              113          2,031         593            (17)         2,720
      Net income                        $    207       $  3,721    $  1,087       $    (72)    $    4,943

Three months ended September 30, 1999:
   Net interest income (expense)        $ (2,235)      $ 14,517    $  1,709       $  3,699     $   17,690
   Intersegment net interest
      income (expense)                    11,294         (9,342)        461         (2,413)             -
   Provision for loan losses                  80            543           -            177            800
   Other operating income                  1,164             22          11          2,227          3,424
   Other operating expense                 3,938            561          89          9,482         14,070
   Administrative and overhead
      expense allocation                   5,144            840          97         (6,081)             -
   Income tax expense                        326            973         635             13          1,947
      Net income (loss)                 $    735       $  2,280    $  1,360       $    (78)    $    4,297

Nine months ended September 30, 2000:
   Net interest income (expense)        $ (8,554)      $ 45,578    $  4,249       $ 11,639     $   52,914
   Intersegment net interest
      income (expense)                    33,352        (27,283)      1,532         (7,601)             -
   Provision for loan losses                 786          1,665           -          1,049          3,500
   Other operating income (expense)        2,963            321        (639)         7,314          9,959
   Other operating expense                11,147          2,143         317         23,620         37,227
   Administrative and overhead
      expense allocation                  11,495          2,929         250        (14,674)             -
   Income tax expense                      1,492          4,150       1,608            577          7,827
      Net income                        $  2,843       $  7,729    $  2,967       $    780     $   14,319

Nine months ended September 30, 1999:
   Net interest income (expense)        $ (6,400)      $ 42,153    $  5,455       $ 10,451     $   51,659
   Intersegment net interest
      income (expense)                    33,454        (27,465)        712         (6,701)             -
   Provision for loan losses                 299          1,608           -          1,093          3,000
   Other operating income                  3,511             24         261          6,133          9,929
   Other operating expense                11,873          1,618         246         26,762         40,499
   Administrative and overhead
      expense allocation                  13,840          2,298         237        (16,375)             -
   Income tax expense (benefit)            1,569          3,030       2,044           (505)         6,138
      Net income (loss)                 $  2,984       $  6,158    $  3,901       $ (1,092)    $   11,951

At September 30, 2000:
   Investment securities                $      -       $      -    $372,008       $      -     $  372,008
   Loans                                 168,837        930,435           -        182,979      1,282,251
   Other                                  18,285         20,526      45,052         19,298        103,161
      Total assets                      $187,122       $950,961    $417,060       $202,277     $1,757,420

At December 31, 1999:
   Investment securities                $      -       $      -    $321,670       $      -     $  321,670
   Loans                                 290,183        861,449           -         18,844      1,170,476
   Other                                  30,091         23,257      46,567         54,430        154,345
      Total assets                      $320,274       $884,706    $368,237       $ 73,274     $1,646,491

4.  Accounting Pronouncements

   In September 2000, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 140, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities."  SFAS No.
140 supersedes and replaces SFAS No. 125 of the same name and provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities.
Most of the provisions of SFAS No. 140 are to be applied prospectively to transactions occurring after March 31, 2001, although certain disclosure provisions will apply for fiscal years ending after December 15, 2000. The application of SFAS
No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

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

   FASB Interpretation No. 44, "Accounting for Certain
Transactions Involving Stock Compensation, An Interpretation of
APB Opinion No. 25," was issued in March 2000. This interpretation clarifies the application of Accounting Principals
Board (APB) Opinion No. 25 (Opinion 25) for certain issues and does not address any issues related to the application of the fair value method in SFAS No. 123. Among other issues, the Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of the Interpretation on July 1, 2000. There was no material impact to the Company's results of operations resulting from the adoption of the Interpretation.
F-13
