Form 10-K
period 2000-12-31
CPB INC
filed 2001-03-30
CIK 701347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to       .

Commission file number 0-10777

CPB INC.
(Exact name of registrant as specified in its charter)

Hawaii (State or other jurisdiction of incorporation or organization)	99-0212597 (I.R.S. Employer Identification No.)
220 South King Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)

Registrant's telephone number, including area code:
 (808) 544-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class NONE	Name of each exchange on which registered NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value (Title of class) Preferred Share Purchase Rights (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [  ]

    As of February 28, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $181,657,000.

    As of February 28, 2001, the number of shares of common stock of the registrant outstanding was 8,470,668 shares.

    The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
2000 Annual Report to Shareholders	Parts II and IV
Definitive Proxy Statement for the Annual Meeting of Shareholders which was filed within 120 days of the fiscal year ended December 31, 2000	Part III

PART I

ITEM 1. BUSINESS

General

    CPB Inc. (the "Company"), a Hawaii corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a Plan of Reorganization and Agreement of Merger, the Company was organized on February 1, 1982 to serve as a holding company for its subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

    The Bank owns 100% of the outstanding stock of CPB Properties, Inc. ("CPB Properties"), a company which is a general and managing partner and 50% owner of CKSS Associates ("CKSS"), a Hawaii limited partnership. CKSS owns the Central Pacific Plaza, the property in which the Company's and the Bank's headquarters and main office are located. CKSS also owns the Kaimuki Plaza, the property in which the Bank's Kaimuki branch office is located. In addition, CPB Properties owns, University Square, the building in which the Bank's Moiliili branch office is located. The Bank owns the property and buildings where its Hilo and Kailua-Kona branch offices are located and the building where its operations center facility is located. See "ITEM 2. PROPERTIES."

    The Bank also owns 99.8% and the Company owns 0.2% of the outstanding common stock of CPB Real Estate, Inc. ("CPBREI"), a real estate investment trust, which acquires, holds and manages stable, long-term real estate related assets including residential mortgage loans, commercial real estate loans and mortgage-backed securities. CPBREI, incorporated in March 1998, was established to provide the Company with an alternate means of raising capital and to enhance federal and state tax strategies. The impact of the tax strategies is discussed in Note 19 to the Company's Consolidated Financial Statements in the 2000 Annual Report. In November 1998, CPBREI issued 1,000 shares of Class A preferred stock to the Bank and certain employees of the Bank. At December 31, 2000, the Bank held 870 shares of CPBREI Class A preferred stock, and employees or former employees held 130 shares of CPBREI Class A preferred stock. In September 2000, CPBREI issued 100 shares of Class B preferred stock to the Bank and 92 shares of Class C preferred stock to the Bank.

    The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

    The Bank is a full-service commercial bank which currently has 24 banking offices and 76 ATMs located throughout the State of Hawaii. Its administrative and main office is located in Honolulu, and there are nineteen other branches on the island of Oahu. In addition, the Bank operates one branch on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii.

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

    The Bank offers credit cards and VISA CHECK CARD, a debit card service, and is a member of the Star and Plus ATM Networks. The Bank also offers an internet banking service through its website at cpbi.com as well as an Infoline service, providing telephonic account information and funds transfer services.

    Other services designed to service the needs of businesses and individuals include investment and life insurance services, business PC banking, travelers' checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

    The Bank's Trust Division offers asset management and custody services for a variety of accounts including revocable and irrevocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

Market Area and Competition

    The Bank competes in the financial services industry mainly targeting retail and small to mid-sized businesses. The market is highly competitive with five commercial banks, two savings and loans, several finance companies and numerous credit unions operating in the state of Hawaii. The two largest banks in the state have expanded their markets out-of-state through merger and acquisition activity.

    Bancwest Corporation had $18.5 billion in assets at year-end 2000. First Hawaiian Bank, the Hawaii-based subsidiary bank, has approximately 26% of the deposits in the state of Hawaii.

    Pacific Century Financial Corporation had $14.0 billion in total assets at year-end 2000. Bank of Hawaii, its largest subsidiary bank, maintains approximately 25% of the deposits in the state of Hawaii.

    American Savings Bank, a subsidiary of Hawaiian Electric Industries, held $6.0 billion in assets at year end 2000. American Savings Bank has approximately 17% of the deposits in the state of Hawaii.

    Based on total consolidated assets at December 31, 2000, the Company is the third largest bank holding company in the State of Hawaii and the Bank is the third largest commercial bank in the State of Hawaii maintaining approximately 6% of the deposit market share. With $1.8 billion in assets, the Bank is establishing its position in the market as a local community bank which is large enough to provide a wide range of banking services, yet small enough to deliver personalized service. In order to compete with the other financial services providers in the State of Hawaii, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet needs of the communities served. The Bank remains competitive with pricing and superior service levels. The Bank also has a strong capital base which can support expansion opportunities that may better serve the community.

    The banking and financial services industry in the State of Hawaii generally, and in the Bank's target market areas, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "ITEM 1. BUSINESS—Supervision and Regulation—Gramm-Leach-Bliley Act."

Economic Conditions, Government Policies, Legislation and Regulation

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

    The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature of and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

    From time to time, legislative acts, as well as regulations, are enacted and adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and before various regulatory agencies. See "ITEM 1. BUSINESS—Supervision and Regulation."

Supervision and Regulation

  General

    Bank holding companies and banks are highly regulated under both federal and state law. The Company is subject to regular examination, supervision and regulation by the Federal Reserve Board. The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. The Bank, as a Hawaii chartered bank, is subject to primary supervision, periodic examination and regulation by the Hawaii Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS—Supervision and Regulation—Capital Standards." These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

  Bank Holding Company Regulation

    The Company, as a registered bank holding company, is subject to regulation under the BHCA and is required to file quarterly reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

    It is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should be prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, or a violation of the Federal Reserve Board's regulations, or both.

    Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS—Supervision and Regulations—Capital Standards."

    The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

    The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. Subject to the prior approval of the Federal Reserve Board, the Company may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

    The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2000.

		As of December 31, 2000
	Actual Amount	Ratio	Required Amount	Ratio	Excess Amount	Ratio
		(Dollars in thousands)
Leverage ratio	$136,563	7.77%	$70,269	>=4.00%	$66,294	3.77%
Tier 1 risk-based ratio	$136,563	9.38%	$58,237	>=4.00%	$78,326	5.38%
Total risk-based ratio	$154,817	10.63%	$116,476	>=8.00%	$38,342	2.63%

    The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2000.

		As of December 31, 2000
	Actual Amount	Ratio	Required Amount	Ratio	Excess Amount	Ratio
		(Dollars in thousands)
Leverage ratio	$140,222	7.97%	$70,362	>=4.00%	$69,860	3.97%
Tier 1 risk-based ratio	$140,222	9.63%	$58,215	>=4.00%	$82,007	5.63%
Total risk-based ratio	$158,469	10.89%	$116,431	>=8.00%	$42,038	2.89%

  Federal Deposit Insurance Corporation

    The FDIC can take various action, if, as a result of an examination of the Bank, it should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation. The FDIC has the authority to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a Hawaii chartered bank would result in a revocation of the Bank's charter.

  Prompt Corrective Action and Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

  Safety and Soundness Standards

    The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings and (vi) compensation, fees and benefits.

    In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

  Gramm-Leach-Bliley Act

    The Gramm-Leach-Bliley Act, federal legislation which was approved in November 1999, went into effect on March 13, 2000. The general effect of the Gramm-Leach-Bliley Act is that it established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." Generally, the Gramm-Leach-Bliley Act:

  •
  Repealed historical restrictions on, and eliminated many federal and state law barriers to, affiliations among banks, securities firms, insurance companies and other financial service providers;

  •
  Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

  •
  Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

  •
  Provides an enhanced framework for protecting the privacy of consumer information;

  •
  Adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

  •
  Modified the laws governing the implementation of the Community Reinvestment Act, and

  •
  Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    To become a "Financial Holding Company," the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. See "ITEM 1. BUSINESS—Supervision and Regulations—Capital Standards." In addition, the Federal Reserve Board must also determine that each insured depository institution subsidiary of the Company has at least a "satisfactory" Community Reinvestment Act rating. See "ITEM 1. BUSINESS—Supervision and Regulations—Community Reinvestment Act and Fair Lending Developments." The Company currently meets the requirements to make an election to become a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Gramm-Leach-Bliley Act.

    The Company and the Bank do not believe that the Gramm-Leach-Bliley Act has nor will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, it may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

  Bank Dividends

    Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $95.2 million at December 31, 2000. The Commissioner, the Federal Reserve Board and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Compliance with the capital standards set forth by the FDIC and the Federal Reserve Board or restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Commissioner may impose similar limitations on the conduct of Hawaii- chartered banks. See "ITEM 1. BUSINESS—Supervision and Regulation—Capital Standards" and "ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" for further discussion of restrictions on capital distributions.

  Restrictions Upon Affiliate Transactions

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). Hawaii law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms."

  Deposit Insurance

    The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator. In addition, an insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized.

    The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds was 3 basis points for members of the BIF and the SAIF.

  Interstate Banking and Branching

    The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger, branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and the Community Reinvestment Act (the "CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and the CRA obligations into account when regulating and supervising other activities.

    A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases the CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted on July 12, 1999, the Bank was rated Satisfactory in complying with its CRA obligations.

Year 2000 Compliance

    The Company successfully operated through year-end 2000 and into year 2001 with no significant problems or disruptions, and the Company will continue to monitor its systems, vendors and customers for potential Year 2000 compliance problems. While the Company has not experienced any adverse impact as a result of Year 2000 compliance problems to date, no assurance can be given that the Year 2000 problem will not have an adverse impact on the Company in the future.

Employees

    At February 28, 2001, the Company employed 550 persons, 467 on a full-time basis and 83 on a part-time basis. Management of the Company believes that it has favorable employee relations. The Company is not a party to any collective bargaining agreement.

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

  Loan Portfolio

    Total loans increased to $1,291.2 million at December 31, 2000, compared with $1,170.5 million at the end of 1999, and $1,105.9 million at the end of 1998. Increases in loan volumes were recorded in all major loan categories.

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

    A significant portion of the Bank's loan portfolio is secured by real estate. Management believes that the Bank's underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. After ten years of little or no growth in the Hawaii economy, there are signs of improved economic activity. Consistent with these trends, delinquencies and charge-offs during 2000 decreased from the previous year. However, as signs of economic slowdown appear for the U.S. economy, Management is cautious in its growth expectation for the local economy in 2001 and a lack of significant improvement or a slowdown in the state's economy is likely to have a negative impact on the Company's growth and levels of nonperforming loans and related loan losses in the future. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Provision and Allowance for Loan Losses," "Nonperforming Assets" and "Financial Condition."

    At December 31, 2000, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank's total loans.

    The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I. Loans by Categories

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Commercial, financial and agricultural	$233,482	$186,960	$189,796	$146,779	$141,735
Real estate—construction	72,079	45,388	61,375	45,082	43,520
Real estate—mortgage—residential	383,404	373,415	337,213	331,347	347,608
Real estate—mortgage—commercial	558,586	526,801	482,849	449,417	430,682
Consumer	43,639	37,912	34,679	68,398	78,431

Total loans	1,291,190	1,170,476	1,105,912	1,041,023	1,041,976
Allowance for loan losses	22,612	20,768	20,066	19,164	19,436

Net loans	$1,268,578	$1,149,708	$1,085,846	$1,021,859	$1,022,540

    Commercial, Financial and Agricultural.  Loans in this category consist primarily of loans to small and middle-market businesses and professionals located in Hawaii. The Bank typically looks to the borrower's business as the principal source of repayment, although the Bank's underwriting policy generally requires additional sources of collateral, including real estate. Commercial loan volumes increased in 2000 to $233.5 million at December 31, 2000, from $187.0 million at year-end 1999, which was a slight decrease from the $189.8 million held at year-end 1998.

    Real Estate—Construction.  Real estate—construction loans increased to $72.1 million at year-end 2000, from $45.4 million at the end of 1999, which was a decrease from the prior year-end balance of $61.4 million in 1998. The majority of the construction loans provided by the Bank in this category were used for residential development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

    Real Estate—Mortgage—Residential.  Residential mortgage loans of $383.4 million at year-end 2000 were comprised primarily of adjustable rate one-to-four family first mortgages. In general, the Bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 2000 totaled $1.0 million. Home equity lines of credit of $73.5 million at December 31, 2000, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

    Real Estate—Mortgage—Commercial.  The major components of the Bank's portfolio of commercial mortgage loans at December 31, 2000 included $156.9 million for stores and offices, $254.3 million for warehouses and industrial buildings, and $112.6 million for apartment buildings with 5 or more units.

    The following table sets forth certain information with respect to the composition of the Bank's Real Estate—Mortgage loan portfolio as of the dates indicated.

Table II. Mortgage Loan Portfolio Composition

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$349,076	37.1%	$364,465	40.5%	$322,920	39.4%	$323,283	41.4%	$341,890	43.9%
5 or more units	34,328	3.6	8,950	1.0	14,293	1.7	8,064	1.0	5,718	0.7
Commercial, industrial and other	555,586	59.3	526,801	58.5	482,849	58.9	449,417	57.6	430,682	55.4

Total	$941,990	100.0%	$900,216	100.0%	$820,062	100.0%	$780,764	100.0%	$778,290	100.0%

    Consumer Loans.  The following table sets forth the primary components of the Bank's Consumer loan portfolio as of the dates indicated.

Table III. Consumer Loan Portfolio Composition

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$22,852	52.4%	$19,462	51.3%	$20,214	58.3%	$25,874	37.8%	$35,424	45.2%
Credit cards and other revolving credit plans	12,010	27.5	7,955	21.0	4,003	11.5	26,058	38.1	23,989	30.6
Other	8,777	20.1	10,495	27.7	10,462	30.2	16,466	24.1	19,018	24.2

Total	$43,639	100.0%	$37,912	100.0%	$34,679	100.0%	$68,398	100.0%	$78,431	100.0%

    Automobile loans, comprised primarily of indirect dealer loans, totaled $22.9 million or 52.4% of the consumer loan portfolio in 2000. This figure includes $22.6 million in indirect automobile loans.

    Credit cards and other revolving credit plans increased to $12.0 million at December 31, 2000, from $8.0 million at year-end 1999.

  Maturities and Sensitivities of Loans to Changes in Interest Rates

    The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 2000. The table excludes real estate loans (other than construction loans) and consumer loans.

Table IV. Maturity Distribution of Commercial and Construction Loans

	Maturing
	One year or less	Over one through five years	Over five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$89,256	$85,058	$59,168	$233,482
Real estate—construction	29,579	13,385	29,115	72,079

Total	$118,835	$98,443	$88,283	$305,561

    The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through five years	Over five years	Total
	(Dollars in thousands)
With fixed interest rates	$27,607	$20,327	$47,934
With variable interest rates	70,836	67,956	138,084

Total	$98,443	$88,283	$186,018

  Allowance for Loan Losses

    The allowance for loan losses is maintained at a level considered adequate to provide for potential losses on loans and other extensions of credit, including off-balance sheet credit exposures. The adequacy of the allowance for loan losses is based upon management's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience.

    During 2000, $4.5 million was provided for loan losses compared to $3.7 million in 1999 and $6.6 million in 1998. In 2000, the Bank experienced net charge-offs of $2.7 million, compared with net charge-offs of $3.0 million in 1999 and $5.7 million in 1998. The allowance for loan losses at December 31, 2000 was $22.6 million, compared to $20.8 million at December 31, 1999 and $20.1 million at December 31, 1998. The ratio of the allowance for loan losses to total loans was 1.75%, 1.77% and 1.81% at December 31, 2000, 1999 and 1998, respectively.

    Management believes that the allowance for loan losses at December 31, 2000 was adequate to absorb known and inherent risks in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank's service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Provision and Allowance for Loan Losses" and "Nonperforming Assets."

    The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table VI. Allowance for Loan Losses

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Average amount of loans outstanding	$1,223,648	$1,153,623	$1,071,350	$1,044,538	$1,010,255

Allowance for loan losses:
Balance at beginning of year	$20,768	$20,066	$19,164	$19,436	$20,156

Charge-offs:
Commercial, financial and agricultural	375	425	980	1,139	662
Real estate—construction	—	—	—	—	—
Real estate—mortgage—residential	913	1,268	1,993	786	786
Real estate—mortgage—commercial	1,905	1,569	2,102	867	1,250
Consumer	399	286	1,506	1,250	857

Total	3,592	3,548	6,581	4,042	3,555
Recoveries:
Commercial, financial and agricultural	123	65	213	34	108
Real estate—construction	—	—	—	—	19
Real estate—mortgage—residential	101	144	52	44	31
Real estate—mortgage—commercial	518	120	410	—	—
Consumer	194	221	208	192	177

Total	936	550	883	270	335

Net loans charged off	2,656	2,998	5,698	3,772	3,220

Provision charged to operations	4,500	3,700	6,600	3,500	2,500

Balance at end of year	$22,612	$20,768	$20,066	$19,164	$19,436

Ratios:
Allowance for loan losses to loans outstanding at end of year	1.75%	1.77%	1.81%	1.84%	1.87%
Net loans charged off during year to average loans outstanding during year	0.22%	0.26%	0.53%	0.36%	0.32%

    The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

    The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII. Allocation of Allowance for Loan Losses

	December 31,
	2000		1999		1998		1997		1996
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial financial and agricultural	$4,200	18.19%	$2,600	16.0%	$3,900	17.2%	$2,700	14.1%	$2,900	13.6%
Real estate construction	700	5.6%	100	3.9%	100	5.5%	100	4.3%	100	4.2%
Real estate mortgage—residential	2,800	29.7%	2,700	31.9%	2,700	30.5%	2,400	31.9%	1,700	33.4%
Real estate mortgage commercial	8,900	43.3%	7,000	45.0%	7,100	43.7%	6,700	43.1%	9,300	41.3%
Consumer	300	3.3%	300	3.2%	400	3.1%	900	6.6%	600	7.5%
Unallocated	5,712	N/A	8,068	N/A	5,866	N/A	6,364	N/A	4,836	N/A

Total	$22,612	100.0%	$20,768	100.0%	$20,066	100.0%	$19,164	100.0%	$19,436	100.0%

  Investment Portfolio

    The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.

Table VIII. Distribution of Investment Securities

	December 31,
	2000		1999		1998
	Held to maturity (at amortized cost)	Available for sale (at estimated fair value)	Held to maturity (at amortized cost)	Available for sale (at estimated fair value)	Held to maturity (at amortized cost)	Available for sale (at estimated fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies	$40,227	$244,472	$48,733	$173,415	$67,304	$208,641
States and political subdivisions	45,829	29,311	52,834	22,689	53,172	4,103
Other	—	24,780	—	23,999	—	18,216

Total investment securities	$86,056	$298,563	$101,567	$220,103	$120,476	$230,960

    The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders' equity at December 31, 2000. Except for loans disclosed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Nonperforming Assets," the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 2000.

  Maturity Distribution of Investment Portfolio

    The following table sets forth the maturity distribution of the investment portfolio at December 31, 2000.

Table IX. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Book value	Weighted average yield(1)
	(Dollars in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$852	6.403%
After one but within five years	17,206	6.594%
After five but within ten years	15,495	6.509%
After ten years	6,673	7.101%

Total U.S. Treasury and other U.S. Government agencies	40,226	6.642%

States and political subdivisions:
Within one year	2,012	6.894%
After one but within five years	17,436	6.643%
After five but within ten years	19,348	6.374%
After ten years	7,034	8.832%

Total states and political subdivisions	45,830	6.877%

Total held-to-maturity portfolio	$86,056	6.767%

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$3,278	5.695%
After one but within five years	52,548	6.827%
After five but within ten years	74,846	6.767%
After ten years	113,799	7.008%

Total U.S. Treasury and other U.S. Government agencies	244,471	6.878%

States and political subdivisions:
Within one year	—	—
After one but within five years	2,276	7.955%
After five but within ten years	9,109	7.035%
After ten years	17,926	8.285%

Total states and political subdivisions	9,311	7.871%

Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	24,781	6.237%

Total other	24,781	6.237%

Total available-for-sale portfolio	$298,563	6.922%

Total investment securities	$384,619	6.887%

(1)
Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

  Deposits

    The Bank competes for deposits in Hawaii principally by providing quality customer service at its branch offices. The Bank, over the years, has developed a relatively large and stable base of core deposits which consists of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. However, during 2000, the Bank experienced a decline in core deposits attributable to changing consumer behaviors and increased competition for deposits from other bank and non-bank financial services companies.

    Total deposits at December 31, 2000, 1999 and 1998 were $1,363.1 million, $1,305.7 million and $1,269.1 million, respectively. Deposits increased by 4.4% in 2000 compared with a 2.9% growth rate in 1999. Interest-bearing deposits, excluding time deposits of $100,000 and over, decreased by 1.2% in 2000 compared with a 1.7% increase in 1999. Noninterest-bearing deposits decreased by 2.6% in 2000 compared with a 9.6% increase in 1999. The Bank's ratio of core deposits to total deposits was 69.3% at December 31, 2000, compared to 73.4% at year-end 1999 and 72.9% at year-end 1998. Meanwhile, time deposits of $100,000 and over increased steadily during the past several years to $418.4 million at year-end 2000 from $346.9 million at December 31, 1999, and $344.2 million at year-end 1998. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition."

    The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances.

Table X. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2000		1999		1998
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$186,557	—%	$177,841	—%	$162,625	—%
Interest-bearing demand deposits	106,922	1.12%	104,320	1.10%	99,059	1.30%
Savings and money market deposits	390,132	2.37%	424,466	2.34%	401,936	2.74%
Time deposits	632,716	5.18%	559,650	4.47%	530,237	4.94%

TOTAL	$1,316,327	3.28%	$1,266,277	2.85%	$1,193,857	3.22%

    The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

Table XI. Remaining Maturities of Large Certificates of Deposit

December 31, 2000
(Dollars in thousands)
Three months or less	$181,766
Over three through six months	103,311
Over six through twelve months	118,901
Over twelve months	14,427

Total	$418,405

ITEM 2. PROPERTIES

    All Bank properties, except for the properties in which the Hilo, Kailua-Kona and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2038, and, in most instances, include options to renew. These leases generally contain renewal options for periods ranging from 5 to 15 years. For the year ended December 31, 2000, net rent expense under these leases aggregated $4.4 million. For additional information relating to lease rental expense and commitments, see Note 17 to the Company's Consolidated Financial Statements in the 2000 Annual Report.

    CPB Properties is a general partner and the managing partner with a 50% interest in CKSS. Other partners in CKSS are Kajima Development Corporation, a general partner, Sumitomo Corporation, a limited partner, and Sumitomo Corporation of America, a limited partner. CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets (the "Central Pacific Plaza"). The Company's and the Bank's headquarters are located in the Central Pacific Plaza. The Central Pacific Plaza contains approximately 235,000 square feet of rentable space of which approximately 73,000 square feet are occupied by the Company. CKSS carried the Central Pacific Plaza on its books at a net book value of $23.5 million as of December 31, 2000. To finance the building, CKSS entered into a loan agreement with The Sumitomo Bank, Limited ("Sumitomo") which is secured by a mortgage on the Central Pacific Plaza. The loan agreement, as amended, allows CKSS to borrow up to $12.5 million at 0.75% above LIBOR. As of December 31, 2000, the amount payable to Sumitomo under the loan agreement totaled $6.8 million, due on June 18, 2001.

    In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047. Under the terms of the lease, CKSS would develop a 4-story office building (the "Kaimuki Plaza"). In November 1994, the Bank entered a 25-year lease agreement with CKSS to lease office space in the Kaimuki Plaza for its Kaimuki Branch. The lease is effective from November 1, 1994 through October 31, 2019. At December 31, 2000, CKSS carried the Kaimuki Plaza building complex at a net book value of $12.8 million. On April 30, 1993, CKSS entered into a building loan agreement with the Bank to borrow up to $12.2 million at 0.75% above LIBOR to finance the Kaimuki Plaza. At December 31, 2000, the Bank had advanced $8.3 million, due on August 10, 2001, pursuant to this loan agreement.

    At December 31, 2000, an additional $0.1 million was payable to the Bank, at 0.75% above LIBOR, pursuant to a loan agreement secured by second mortgages on the Central Pacific and Kaimuki Plazas, which matures on April 10, 2001. The weighted average interest rate on all loans related to the Company's headquarters and Kaimuki Plaza at December 31, 2000 was 7.018%.

    The Bank holds title to the land and building in which the Hilo and Kailua-Kona branch offices and operations center are situated. CPB Properties holds title to a portion of the land and the building in which the Moiliili branch office is situated.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 2000.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of February 28, 2001, the executive officers of the Company, their positions, principal occupation during the past five years and ages. Each officer is appointed by the Board of Directors of the Company and serves at its pleasure.

Name and Position	Principal Occupation During Past Five Years	Age
Joichi Saito Chairman of the Board and Chief Executive Officer	Chairman of the Board and Chief Executive Officer of the Bank (1996-Present)	65
Naoaki Shibuya President	President and Chief Operating Officer of the Bank (1996-Present)	59
Austin Y. Imamura Vice President and Secretary	Executive Vice President and Secretary of the Bank (1991-Present)	54
Neal K. Kanda Vice President and Treasurer	Executive Vice President of the Bank (1996-Present); Executive Vice President and Controller of the Bank (1993-1996)	52

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    For information concerning the market for the Company's common stock and related shareholder matters, see "COMMON STOCK PRICE RANGE AND DIVIDENDS" contained in the 2000 Annual Report, which is incorporated herein by reference, and "ITEM 1. BUSINESS—Supervision and Regulation—Restrictions Upon Affiliate Transactions."

    In 2000, as part of the Company's stock repurchase program, the Company's board of directors authorized the repurchase and retirement of shares of the Company's common stock up to a total consideration of $25 million. During 1998 and 1999, the Company's board of directors approved stock repurchases up to $32 million. During 2000, 840,579 shares were repurchased for a total consideration of $20.9 million. For the past three years ended December 31, 2000, the Company has repurchased 2,207,127 shares for a total consideration of $47.4 million. On March 20, 2001, the Company repurchased 250,000 shares of its common stock from Sumitomo, a principal shareholder, for $6.8 million. This transaction reduced Sumitomo's common stock holdings to 211,750 shares, or approximately 2.57% of shares outstanding as of that date. Further results and discussion of the Company's stock repurchase program are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in the 2000 Annual Report, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    For selected financial data concerning the Company, see "SELECTED CONSOLIDATED FINANCIAL DATA" contained in the 2000 Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For Management's discussion and analysis of financial condition and results of operations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in the 2000 Annual Report, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

    For quantitative and qualitative disclosures regarding market risk, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," in the 2000 Annual Report, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For financial statements of the Company, see "SUPPLEMENTARY FINANCIAL INFORMATION," and "CONSOLIDATED FINANCIAL STATEMENTS AND NOTES," including the INDEPENDENT AUDITOR'S REPORT" thereon, in the 2000 Annual Report, which is incorporated herein by reference. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Compensation of Directors and Executive Officers" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "INTRODUCTION—Principal Shareholders," and "ELECTION OF DIRECTORS" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Certain Transactions" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

    The following financial statements included in the Company's 2000 Annual Report are incorporated herein by reference. Page number references are to page numbers in the 2000 Annual Report.

Page
CPB Inc. and Subsidiary:
Independent Auditors' Report	47
Consolidated Balance Sheets at December 31, 2000 and 1999	22
Consolidated Statements of Income for the Years ended December 31, 2000, 1999 and 1998	23
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Years ended December 31, 2000, 1999 and 1998	24
Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998	25
Notes to Consolidated Financial Statements	26
(a)
2. All schedules required by this Item 14(a) 2. are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)
3. Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of CPB Inc., as amended(1)
3.2	Amended Bylaws of CPB Inc.(2)
10.1
Limited Partnership Agreement of CKSS Associates Limited Partnership dated July 10, 1981 and among CPB Properties, Inc., Kajima Hawaii Corporation, Sumitomo Corporation and Sumitomo Corporation of America(3)
10.2	CPB Inc. 1986 Stock Option Plan, as amended(4)(9)
10.3
Lease dated February 1, 1983 by and between CKSS Associates and Central Pacific Bank, as amended by First Amendment of Lease between CKSS Associates and Central Pacific Bank dated March 3, 1984, as amended by Second Amendment of Lease between CKSS Associates and Central Pacific Bank dated April 3, 1987, as amended by Third Amendment of Lease between CKSS Associates and Central Pacific Bank dated September 24, 1992(2)
10.4	Share Purchase Agreement dated as of November 20, 1986 by and among the Sumitomo Bank, Limited and CPB Inc.(2)
10.5	Split Dollar Life Insurance Plan(5)(9)
10.6	Common Stock Purchase Warrant issued December 16, 1996 to The Sumitomo Bank, Limited(6)
10.7	Form of Common Stock Purchase Warrant issued July 30, 1997 to the Sumitomo Bank, Limited(1)
10.8	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan(9)
10.9	Central Pacific Bank Supplemental Executive Retirement Plan(6)(9)
10.10	CPB Inc. 1997 Stock Option Plan(6)(9)
10.11	License and Service Agreement dated July 30, 1997 by and between Central Pacific Bank and Fiserv Solutions, Inc.(7)
10.12	CPB Inc. Directors Deferred Compensation Plan(9)
13	Annual Report to Shareholders for the year ended December 31, 2000 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)
21	Subsidiaries of CPB Inc.(1)
23	Consent of KPMG LLP
99	Proxy Statement for Annual Meeting of Shareholders to be held on April 24, 2001(8)

(1)
Filed as Exhibit 3.1, 10.7 and 21 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

(2)
Filed as Exhibits 3.2, 10.10 and 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

(3)
Filed as Exhibit 10.7 to registrant's Registration Statement on Form S-14 (Registration No. 2-76608), filed with the Securities and Exchange Commission on March 23, 1982, which is incorporated herein by this reference.

(4)
Filed as Exhibit 28.1 to registrant's Registration Statement on Form S-8 Registration No. 33-11462), filed with the Securities and Exchange Commission on January 22, 1987, which is incorporated herein by this reference.

(5)
Filed as Exhibit 10.16 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)
Filed as Exhibit 10.6, 10.8 and 10.9 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)
Filed as Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(8)
Filed with the Securities and Exchange Commission on March 19, 2001 and incorporated herein by reference.

(9)
Denotes management contract or compensation plan or arrangement.

(b)
The Company filed no reports on Form 8-K during the fourth quarter of 2000.

(c)
The exhibits listed in Item 14(a)3. are incorporated herein by reference or attached hereto.

(d)
All schedules required by this Item 14(d) are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001	CPB INC. (REGISTRANT)
/s/ JOICHI SAITO Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOICHI SAITO Joichi Saito	Chairman of the Board and Chief Executive Officer (Principal Executive Officer), Director	March 28, 2001
/s/ NEAL K. KANDA Neal K. Kanda	Vice President, Treasurer (Principal Financial Officer Principal Accounting Officer),	March 28, 2001
/s/ PAUL DEVENS Paul Devens	Director	March 28, 2001
/s/ ALICE F. GUILD Alice F. Guild	Director	March 28, 2001
/s/ DENNIS I. HIROTA Dennis I. Hirota, Ph.D.	Director	March 28, 2001
/s/ CLAYTON K. HONBO Clayton K. Honbo	Director	March 28, 2001
/s/ STANLEY W. HONG Stanley W. Hong	Director	March 28, 2001

/s/ DANIEL M. NAGAMINE Daniel M. Nagamine	Director	March 28, 2001
Shunichi Okuyama	Director
/s/ NAOAKI SHIBUYA Naoaki Shibuya	President, Director	March 28, 2001

QuickLinks

PART I
Table I. Loans by Categories
Table II. Mortgage Loan Portfolio Composition
Table III. Consumer Loan Portfolio Composition
Table IV. Maturity Distribution of Commercial and Construction Loans
Table V. Maturity Distribution of Fixed and Variable Rate Loans
Table VI. Allowance for Loan Losses
Table VII. Allocation of Allowance for Loan Losses
Table VIII. Distribution of Investment Securities
Table IX. Maturity Distribution of Investment Portfolio
Table X. Average Balances and Average Rates on Deposits
Table XI. Remaining Maturities of Large Certificates of Deposit
PART II
PART III
PART IV
SIGNATURES