Form 10-Q
period 2001-03-31
CPB INC
filed 2001-05-15
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value;
Outstanding at May 10, 2001: 8,229,378 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements listed below are filed as a part hereof.

Consolidated Balance Sheets (Unaudited) - March 31, 2001 and December 31, 2000

Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Three months ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited) - March 31, 2001 and 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

             CPB Inc. (the "Company") posted first quarter 2001 net income of $5.328 million, increasing by 16.2% over the $4.586 million earned in the first quarter of 2000. The increase in net income was mainly attributed to an increase in net interest income. As of March 31, 2001, total assets of $1.77 billion decreased by $45 million or 2.5% from year-end 2000. Net loans of $1.22 billion decreased by $54 million or 4.2% due to sale of $54 million in residential mortgage loans during the quarter. Total deposits of $1.38 billion increased by $15 million or 1.1% in the first quarter.

             The following table presents annualized returns on average assets and average stockholders' equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2000	2001
Annualized return on average assets	1.20%	1.14%
Annualized return on average stockholders' equity	14.60%	12.55%

Basic earnings per share	$0.63	$0.50
Diluted earnings per share	$0.62	$0.49

             Hawaii's economy improved during the last year. Measures reflecting business activity in the state of Hawaii showed gains in January of 2001, the most recent month of available data. The statewide unemployment rate in March 2001 fell to 4.3%, from 4.5% a year ago. The unemployment rate on the island of Oahu of 3.5% was lower than the national average of 4.3%.

             Hotel occupancy rates in March 2001 of 80.5% decreased by 2.9% from March of 2000, reflecting economic conditions on the U. S. mainland. However, occupancy rates a year ago were at an 11-year high for Hawaii. Visitor arrivals decreased by 1.9% during the same period. The slowing national economy coupled with the weakening yen exchange rate are reasons associated with the slight decline. Development of the economic situations in Asia and the U. S. mainland will influence the results in the local economy for the remainder of the year.

             Dollar volume of residential real estate sales in the state increased by 12.6% in the first quarter of 2001 over the same period last year. The change in monthly prices from last year was mixed, however the median price paid for single family homes declined 0.9% and median condominium price rose 7.5%.

             Hawaii's economic environment has had, and will likely continue to have, a direct effect on our Company's performance. While the Hawaii economy is expected to grow modestly in the near future, actual results in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense. Accordingly, the results of operations of the Company for the remainder of 2001 may be directly impacted by the ability of the Hawaii economy to sustain the positive trend experienced during the last year.

             Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses, noninterest income and noninterest expense. Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, changes in market interest rates, general business conditions in the state of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Net Interest Income
             A comparison of net interest income for the three months ended March 31, 2001 and 2000 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

             Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

	Three Months Ended March 31,
(Dollars in thousands)	2001	2000

Interest income	$34,607	$29,278
Interest expense	15,344	11,974
Net interest income	$19,263	$17,304

Net interest margin	4.61%	4.58%

             Interest income increased by $5.3 million or 18.2% in the first quarter of 2001 compared to the same period in 2000, due to a combination of increases in average volume and yield on interest-earning assets. Average interest earning assets of $1,672 million for the first quarter of 2001 increased by $162 million or 10.7%, due primarily to increases in loans. Yield on interest earning assets of 8.28% for the first quarter of 2001 increased from 7.75% for the same period in 2000 due primarily to the increase in market interest rates during 1999 and 2000.

             Interest and fees on loans increased by $4.2 million or 17.7% in the first quarter of 2001 compared to the previous year's first quarter due to increases in average loan balances and average yields. Interest and dividends on investment securities increased by $1.0 million or 18.7% mainly due to average balances increasing by $58 million or 17.8%.

             Interest expense for the quarter ended March 31, 2001 increased by $3.4 million or 28.1% compared to the same period in 2000 due to higher average interest-bearing liabilities and the cumulative impact of higher level of market interest rates experienced up to 2001. Average interest-bearing liabilities totaled $1,403 million in the first quarter of 2001, increasing by $149 million or 11.8%, due to increases in large certificates of deposit and in long-term debt. The average rate on interest-bearing liabilities for the first quarter of 2001 increased to 4.37% from 3.82% in the 2000 comparable quarter.

             The resultant net interest income for the first quarter of 2001 increased by $2.0 million or 11.3% over the same period in 2000. Net interest margin increased to 4.61%. Strong competition for both loans and core deposits is expected to continue and may create additional pressure on net interest margin in the future.

Provision for Loan Losses
             Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses. The Company, considering current information and events regarding a borrower's ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. For smaller-balance homogeneous loans, primarily residential real estate and consumer loans, the allowance for loan losses is based upon Management's evalu ation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and historical loan loss experience. The allowance is increased by provisions charged to operating expense and reduced by loan charge-offs, net of recoveries.

             The following table sets forth certain information with respect to the Company's allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2001	2000

Allowance for loan losses:
Balance at beginning of period	$22,612	$20,768

Provision for loan losses	750	1,000
Loan charge-offs:
Real estate:
Mortgage-commercial	-	-
Mortgage-residential	414	350
Commercial, financial and agricultural	-	18
Consumer:
Credit card and other revolving credit plans	93	39
Other consumer	-	44
Other	-	12
Total loan charge-offs	507	463
Recoveries:
Real estate:
Mortgage-commercial	2	513
Mortgage-residential	48	6
Commercial, financial and agricultural	318	12
Consumer:
Credit card and other revolving credit plans	31	28
Other consumer	-	22
Total recoveries	399	581
Net loan charge-offs (recoveries)	108	(118)

Balance at end of period	$23,254	$21,886

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.03%	(0.04%)

             The provision for loan losses of $750,000 for the first quarter of 2001 decreased by 25.0% from $1.0 million accrued in the same period in 2000. For the first quarter, net loan charge-offs of $108,000 in 2001 and recoveries of $118,000 in 2000, when expressed as an annualized percentage of average total loans, were 0.03% and 0.04%, respectively. Loan charge-offs during the first quarter of 2001 were comprised primarily of several residential real estate loans. Loan recoveries in 2001 were primarily from two commercial loans charged off in prior years.

             The allowance for loan losses expressed as a percentage of total loans was 1.88% at March 31, 2001, increasing from 1.75% at December 31, 2000. The increase in this ratio was primarily due to the sale of $54 million in residential mortgage loans. Considering the relatively low level of net loan charge-offs and decrease in total nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio. However, any deterioration in economic conditions in the state of Hawaii could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets
             The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2001	2000	2000

Nonaccrual loans:
Real estate:
Mortgage-commercial	$984	$5,913	$3,106
Mortgage-residential	1,878	2,069	5,783
Commercial, financial and agricultural	3,540	542	1,624
Total nonaccrual loans	6,402	8,524	10,513

Other real estate	664	1,792	476
Total nonperforming assets	7,066	10,316	10,989

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	-	-	12
Mortgage-residential	317	653	902
Commercial, financial and agricultural	286	850	395
Consumer	2	24	43
Total loans delinquent for 90 days or more	605	1,527	1,352

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	455	466	494
Total restructured loans still accruing interest	455	466	494
Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$8,126	$12,309	$12,835

Total nonperforming assets as a percentage of loans and other real estate	0.57%	0.80%	0.93%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.62%	0.92%	1.04%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.66%	0.95%	1.08%

             Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $8.1 million at March 31, 2001, a decrease of $4.2 million or 34.0% from year-end 2000. Nonaccrual loans, loans delinquent for 90 days or more and restructured loans still accruing interest were comprised primarily of loans secured by commercial or residential real property all of which are located in the state of Hawaii. Nonaccrual loans at March 31, 2001 of $6.4 million decreased by 30.4% from year-end 2000 and included a $3.0 million loan secured by commercial real estate and a $0.9 million loan secured by multi-family residential property, both located on the island of Oahu. Loans delinquent for 90 days or more and still accruing interest totaled $605,000 at March 31, 2001, a 60.4% decrease from year-end 2000. Impaired loans, representing one loan at March 31, 2001, totaled $455,000 and at year-end 2000 totaled $466,000.

             Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income
             Total other operating income of $3.6 million for the first quarter of 2001 decreased by $0.8 million compared to last year's first quarter. A gain of $601,000 was recognized in the first quarter of 2001 from the sale of $54 million in residential mortgage loans. Sale of the Bank's merchant servicing portfolio in the first quarter of 2000 resulted in a $1.85 million gain. Fees related to merchant services were consequently reduced by $390,000 in 2001 compared to the first quarter of 2000. Investment securities gains were $180,000 in 2001 compared to losses of $360,000 in the first quarter of 2000. Excluding the impact of the residential mortgage loans and merchant portfolio sales and securities transactions, total other operating income increased by $199,000 or 7.7% in the first quarter of 2001 compared to the same period in 2000.

Other Operating Expense
             Total other operating expense of $13.6 million for the first quarter of 2001 increased by $188,000 or 1.4% over the same period in 2000. The increase was primarily attributed to an increase in salaries and benefits of $353,000 or 5.4% over last year's first quarter. Other expense of $4.4 million in the first quarter of 2001 decreased by $192,000 or 4.2% from the previous year's first quarter. Non-recurring items explained the unusually high level in this expense category during both periods. In the first quarter of 2001, an expense of $642,000 was recorded due to an early payoff of $20 million in borrowings from the Federal Home Loan Bank of Seattle. In the first quarter of 2000, expenses of $358,000 related to merchant servicing fees and $480,000 related to early termination of a servicing agreement for the sold merchant services portfolio were recognized.

Income Taxes
             The effective tax rate for the first quarter of 2001 and 2000 was 35.66% and 35.29%, respectively.

Financial Condition

             Total assets at March 31, 2001 of $1.77 billion decreased by $45 million or 2.5% from year-end 2000 due primarily to the sale of $54 million in residential mortgages. Loans were sold to adjust the Company's interest rate profile and to enhance liquidity. The sale resulted in a net benefit of $601,000, of which $672,000 is included in net interest income. Proceeds from the sale were used to reduce short-term borrowings by $40 million and long-term debt by $20 million. Net loans of $1.22 billion decreased by $54 million or 4.2%, and investment securities of $379 million decreased by $5 million or 1.4%. Total deposits at March 31, 2001 of $1.38 billion increased by $15 million or 1.1%. Noninterest-bearing deposits of $212 million increased by $12 million or 6.0%, accounting for most of the increase in deposits. Interest-bearing deposits of $1.17 billion increased by $3 million or 0.2% compared to year-end 2000. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 2001 of $976 million decreased by $31 million or 3.3% during the first three months of 2001, while time deposits of $100,000 and over of $402 million decreased by $16 million or 3.8%. Competition for deposits remains strong and will continue to challenge the Bank's ability to gather low-cost retail funds.

Capital Resources

             Stockholders' equity of $142 million at March 31, 2001 decreased by $1 million or 0.7% from December 31, 2000. When expressed as a percentage of total assets, stockholders' equity increased to 8.03% at March 31, 2001, from 7.89% at year-end 2000. Book value per share at March 31, 2001 was $17.31, compared to $16.93 at year-end 2000.

             The decrease in stockholder's equity reflected the repurchase of 250,000 shares of the Company's common stock for $6.8 million during the first quarter of 2001. The Company is currently in the fourth segment of its repurchase program, which began in 1998.

             On March 19, 2001, the board of directors declared a first quarter cash dividend of $0.16 per share, a 6.7% increase over the dividend declared in the first quarter of 2000. Dividends declared in the first quarter of 2001 totaled $1,316,000 compared with $1,383,000 in the first quarter of 2000, a 4.8% decrease. This decrease was due to the decrease in outstanding shares at the end of March 2001 compared to a year ago resulting from the repurchase of the Company's common stock.

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

             The following table sets forth the Company's capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

		Actual	Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2001:
Leverage capital	$137,532	7.78%	$70,745	4.00%	$66,787	3.78%
Tier 1 risk-based capital	137,532	9.54	57,678	4.00	79,854	5.54
Total risk-based capital	155,621	10.79	115,355	8.00	40,266	2.79

At December 31, 2000:
Leverage capital	$140,222	7.97%	$70,362	4.00%	$69,860	3.97%
Tier 1 risk-based capital	140,222	9.63	58,215	4.00	82,007	5.63
Total risk-based capital	158,469	10.89	116,431	8.00	42,038	2.89

             In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

             The following table sets forth the Bank's capital ratios and capital requirements for the Bank to be considered "well capitalized" as of the dates indicated.

	Actual		Minimum required to be well-capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2001:
Leverage capital	$134,519	7.62%	$88,316	5.00%	$46,203	2.62%
Tier 1 risk-based capital	134,519	9.32	86,603	6.00	47,916	3.32
Total risk-based capital	152,626	10.57	144,338	10.00	8,288	0.57

At December 31, 2000:
Leverage capital	$136,563	7.77%	$87,837	5.00%	$48,726	2.77%
Tier 1 risk-based capital	136,563	9.38	87,356	6.00	49,207	3.38
Total risk-based capital	154,817	10.63	145,594	10.00	9,223	0.63

Asset/Liability Management and Liquidity

             The Company's asset/liability management policy and liquidity are discussed in the 2000 Annual Report to Shareholders. No significant changes have occurred during the three months ended March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             The Company discussed the nature and extent of market risk exposure in the 2000 Annual Report to Shareholders. No significant changes have occurred during the three months ended March 31, 2001.

PART II. OTHER INFORMATION

Items 1 to 5.

             Items 1 to 3 and Item 5 are omitted pursuant to instructions to Part II.

Item 4. Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 24, 2001 for the purpose of considering and voting upon the following matters:

Election of three persons to serve on the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

Ratification of the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2001; and

Approval of Amendment No. 1 to the Company's 1997 Stock Option Plan which allows for discretionary grants of restricted shares of Common Stock of the Company to non-employee directors of the Company and its subsidiaries;

Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

             The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 6,220,084 shares, or 73.4% of eligible shares, were represented at the Meeting.

Name	For	Votes Cast Against or Withheld	Abstentions or Nonvotes

Dennis I. Hirota	6,137,186	82,898	None
Shunichi Okuyama	6,140,354	79,730	None
Joichi Saito	6,139,993	80,091	None

             In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated.

Name	Expiration of Term

Alice F. Guild	2002
Daniel M. Nagamine	2002
Naoaki Shibuya	2002
Paul Devens	2003
Clayton K. Honbo	2003
Stanley W. Hong	2003

             The ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2001 was approved with a total of 6,026,142 votes cast for, 163,343 votes against, and 30,599 abstentions or nonvotes.

             Amendment No. 1 to the 1997 Stock Option which allows for discretionary grants of restricted shares of Common Stock of the Company to non-employee directors of the Company and its subsidiaries was approved, with a total of 5,110,061 votes cast for, 1,015,858 votes against, and 94,164 abstentions or nonvotes. The majority vote of common stock represented at the meeting was required for approval.

             There were no other matters brought before the Meeting that required a vote by shareholders.

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
None
	(b)	Reports on Form 8-K
The Company filed no reports on Form 8-K during the first quarter of 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPB INC.
(Registrant)
Date: May 14, 2001	/s/ Joichi Saito
Joichi Saito
Chairman of the Board and Chief Executive Officer
Date: May 14, 2001	/s/ Neal K. Kanda
Neal K. Kanda
Vice President and Treasurer
(Principal Financial and Accounting Officer)

CPB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2001	2000
ASSETS
Cash and due from banks	$43,999	$52,207
Interest-bearing deposits in other banks	50,970	11,506
Federal funds sold	-	15,000
Investment securities:
Held to maturity, at cost (fair value of $86,502 at March 31, 2001 and $86,566 at December 31, 2000)	85,040	86,056
Available for sale, at fair value	294,294	279,714
Available for sale securities pledged to creditor, at fair value	-	18,849
Total investment securities	379,334	384,619

Loans	1,238,316	1,291,190
Less allowance for loan losses	23,254	22,612
Net loans	1,215,062	1,268,578

Premises and equipment	22,843	23,319
Accrued interest receivable	10,216	10,646
Investment in unconsolidated subsidiaries	9,003	8,924
Due from customers on acceptances	28	-
Other real estate	664	1,792
Other assets	40,181	40,327

Total assets	$1,772,300	$1,816,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing deposits	$211,666	$199,625
Interest-bearing deposits	1,166,293	1,163,441
Total deposits	1,377,959	1,363,066

Short-term borrowings	16,673	56,720
Long-term debt	200,349	220,970
Bank acceptances outstanding	28	-
Other liabilities	34,928	32,850

Total liabilities	1,629,937	1,673,606

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 8,225,508 shares at March 31, 2001, and 8,464,468 shares at December 31, 2000	6,159	6,172
Surplus	45,848	45,848
Retained earnings	85,617	88,232
Accumulated other comprehensive income, net of taxes	4,739	3,060

Total stockholders' equity	142,363	143,312

Total liabilities and stockholders' equity	$1,772,300	$1,816,918

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2001	2000
Interest income:
Interest and fees on loans	$27,960	$23,755
Interestand dividends on investment securities:
Taxable interest	5,205	4,210
Tax-exempt interest	589	591
Dividends	324	302
Interest on deposits in other banks	207	99
Interest on Federal funds sold and securities purchased under agreements to resell	5	2

Total interest income	34,290	28,959

Interest expense:
Interest on deposits	11,514	9,720
Interest on short-term borrowings	432	681
Interest on long-term debt	3,398	1,573

Total interest expense	15,344	11,974

Net interest income	18,946	16,985
Provision for loan losses	750	1,000
Net interest income after provision for loan losses	18,196	15,985

Other operating income:
Income from fiduciary activities	301	236
Service charges on deposit accounts	857	781
Other service charges and fees	965	1,232
Equity in earnings of unconsolidated subsidiaries	123	142
Fees on foreign exchange	114	153
Investment securities gains (losses)	180	(360)
Gain on sale of merchant servicing portfolio	-	1,850
Other	1,107	442

Total other operating income	3,647	4,476

Other operating expense:
Salaries and employee benefits	6,902	6,549
Net occupancy	1,576	1,591
Equipment	709	667
Other	4,375	4,567

Total other operating expense	13,562	13,374

Income before income taxes	8,281	7,087
Income taxes	2,953	2,501

Net income	$5,328	$4,586

Per share data:
Basic earnings per share	$0.63	$0.50
Diluted earnings per share	0.62	0.49
Cash dividends declared	0.16	0.15

Basic weighted average shares outstanding	8,438	9,260
Diluted weighted average shares outstanding	8,575	9,409

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total
Three months ended March 31, 2001:
Balance at December 31, 2000	$6,172	$45,848	$88,232	$3,060	$143,312
Net income	-	-	5,328	-	5,328
Net change in unrealized gain(loss) on investment securities, net of taxes of $1,118	-	-	-	1,679	1,679

Comprehensive income					7,007

Cash dividends declared ($0.16 per share)	-	-	(1,316)	-	(1,316)
11,040 shares of common stock issued	172	-	-	-	172
250,000 shares of common stock repurchased	(185)	-	(6,627)	-	(6,812)

Balance at March 31, 2001	$6,159	$45,848	$85,617	$4,739	$142,363

Disclosure of reclassification amount:
Unrealized holding gain(loss) on investment securities during period, net of taxes of $1,059	-	-	-	1,591	1,591
Less: reclassification adjustment for gains (losses) included in net income, net of taxes of ($59)	-	-	-	(88)	(88)

Net change in unrealized gain(loss) on investment securities	-	-	-	$1,679	$1,679

Three months ended March 31, 2000:
Balance at December 31, 1999	$6,540	$45,848	$94,436	$(2,745)	$144,079
Net income	-	-	4,586	-	4,586
Net change in unrealized gain(loss) on investment securities, net of taxes of $(47)	-	-	-	(72)	(72)

Comprehensive income					4,514

Cash dividends declared ($0.15 per share)	-	-	(1,383)	-	(1,383)
1,550 shares of common stock issued	21	-	-	-	21
69,300 shares of common stock repurchased	(49)	-	(1,728)	-	(1,777)

Balance at March 31, 2000	$6,512	$45,848	$95,911	$(2,817)	$145,454

Disclosure of reclassification amount:
Unrealized holding gain(loss) on investment securities during period, net of taxes of $76	-	-	-	115	115
Less: reclassification adjustment for gains included in net income, net of taxes of $124	-	-	-	187	187

Net change in unrealized gain(loss) on investment securities	-	-	-	$(72)	$(72)

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2001	2000
Cash flows from operating activities:
Net income	$5,328	$4,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	1,000
Provision for depreciation and amortization	627	686
Net amortization and accretion of investment securities	(83)	25
Net loss (gain) on investment securities	(180)	360
Federal Home Loan Bank stock dividends received	(320)	(302)
Origination of loans held for sale	(56,162)	(2,182)
Net loss on sale of loans	71	29
Proceeds from sales of loans held for sale	56,228	2,153
Deferred income tax (benefit) expense	(300)	106
Equity in earnings of unconsolidated subsidiaries	(123)	(142)
Net decrease in other assets	1,063	3,844
Net increase in other liabilities	2,396	750

Net cash provided by operating activities	9,295	10,913

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	990	3,215
Proceeds from sales of investment securities available for sale	3,422	9,649
Proceeds from maturities of and calls on investment securities available for sale	4,859	8,542
Purchases of investment securities available for sale	(606)	(37,825)
Net (increase) decrease in interest-bearing deposits in other banks	(39,464)	8,957
Net decrease in Federal funds sold	15,000	-
Net loan repayments (originations)	52,216	(13,805)
Purchases of premises and equipment	(151)	(535)

Net cash provided by (used in) investing activities	36,266	(21,802)

Cash flows from financing activities:
Net increase (decrease) in deposits	14,893	(130)
Proceeds from long-term debt	-	20,000
Repayments of long-term debt	(20,621)	(658)
Net decrease in short-term borrowings	(40,047)	(42,144)
Cash dividends paid	(1,354)	(1,300)
Proceeds from sale of common stock	172	21
Repurchases of common stock	(6,812)	(1,777)

Net cash used in financing activities	(53,769)	(25,988)

Net decrease in cash and cash equivalents	(8,208)	(36,877)

Cash and cash equivalents:
At beginning of period	52,207	83,425
At end of period	$43,999	$46,548

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,293	$10,569

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate	$413	$824

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001 and 2000

1.         Basis of Presentation

             The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2000. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

             The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.         Comprehensive Income

             Components of other comprehensive income (loss) for the three months ended March 31, 2001 and 2000 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities. Accumulated other comprehensive income (loss), net of taxes, is presented below as of the dates indicated:

	Three months ended March 31,
(Dollars in thousands)	2001	2000

Balance at beginning of period	$3,060	$(2,745)
Current-period change	1,679	(72)
Balance at end of period	$4,739	$(2,817)

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

             The accounting policies of the segments are consistent with the Company's accounting policies that are described in note 1 to the consolidated financial statements in the 2000 Annual Report to Shareholders. The majority of the Company's net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank's average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

             Segment profits and assets are provided in the following table for the periods indicated.

	Retail	Commercial		All
(Dollars in thousands)	Branch	Finance	Treasury	Others	Total
Three months ended March 31, 2001:
Net interest income (expense)	$(3,937)	$17,887	$1,137	$3,859	$18,946
Intersegment net interest income (expense)	9,857	(8,392)	829	(2,294)	-
Provision for loan losses	111	66	-	573	750
Other operating income (expense)	1,330	321	201	1,795	3,647
Other operating expense	3,533	973	731	8,325	13,562
Administrative and overhead expense allocation	4,302	1,864	139	(6,305)	-
Income tax expense (credit)	(247)	2,453	465	282	2,953
Net income	$(449)	$4,460	$832	$485	$5,328

Three months ended March 31, 2000:
Net interest income (expense)	$(1,266)	$12,753	$1,614	$3,884	$16,985
Intersegment net interest income (expense)	8,283	(6,166)	329	(2,446)	-
Provision for loan losses	381	84	-	535	1,000
Other operating income	846	316	(341)	3,655	4,476
Other operating expense	3,664	1,073	119	8,518	13,374
Administrative and overhead expense allocation	4,229	802	93	(5,124)	-
Income tax expense (benefit)	(184)	1,725	487	473	2,501
Net income (loss)	$(227)	$3,219	$903	$691	$4,586

At March 31, 2001:
Investment securities	$-	$-	$379,334	$-	$379,334
Loans	167,656	950,949	-	119,711	1,238,316
Other	18,313	21,024	95,954	19,359	154,650
Total assets	$185,969	$971,973	$475,288	$139,070	$1,772,300
At December 31, 2000:
Investment securities	$-	$-	$384,619	$-	$384,619
Loans	169,839	944,436	-	176,915	1,291,190
Other	19,906	21,841	73,432	25,930	141,109
Total assets	$189,745	$966,277	$458,051	$202,845	$1,816,918

4.         Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of SFAS Statement No. 133," which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of a fiscal quarter. The application of SFAS No. 133, as amended, effective from January 1, 2001, did not have a material impact on the Company's consolidated financial statements.

             In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 supersedes and replaces SFAS No. 125 of the same name and provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 140 are to be applied prospectively to transactions occurring after March 31, 2001. The application of SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.