Form 10-Q/A
period 2001-03-31
CPB INC
filed 2001-05-18
CIK 701347

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

CPB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2001	2000
Cash flows from operating activities:
Net income	$5,328	$4,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	1,000
Provision for depreciation and amortization	627	686
Net amortization and accretion of investment securities	(83)	25
Net loss (gain) on investment securities	(180)	360
Federal Home Loan Bank stock dividends received	(320)	(302)
Origination of loans held for sale	(56,834)	(2,182)
Net (gain) loss on sale of loans	(601)	29
Proceeds from sales of loans held for sale	56,900	2,153
Deferred income tax (benefit) expense	(300)	106
Equity in earnings of unconsolidated subsidiaries	(123)	(142)
Net decrease in other assets	1,063	3,844
Net increase in other liabilities	2,396	750

Net cash provided by operating activities	8,623	10,913

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	990	3,215
Proceeds from sales of investment securities available for sale	3,422	9,649
Proceeds from maturities of and calls on investment securities available for sale	4,859	8,542
Purchases of investment securities available for sale	(606)	(37,825)
Net (increase) decrease in interest-bearing deposits in other banks	(39,464)	8,957
Net decrease in Federal funds sold	15,000	-
Net loan repayments (originations)	52,888	(13,805)
Purchases of premises and equipment	(151)	(535)

Net cash provided by (used in) investing activities	36,938	(21,802)

Cash flows from financing activities:
Net increase (decrease) in deposits	14,893	(130)
Proceeds from long-term debt	-	20,000
Repayments of long-term debt	(20,621)	(658)
Net decrease in short-term borrowings	(40,047)	(42,144)
Cash dividends paid	(1,354)	(1,300)
Proceeds from sale of common stock	172	21
Repurchases of common stock	(6,812)	(1,777)

Net cash used in financing activities	(53,769)	(25,988)

Net decrease in cash and cash equivalents	(8,208)	(36,877)

Cash and cash equivalents:
At beginning of period	52,207	83,425
At end of period	$43,999	$46,548

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,293	$10,569

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate	$413	$824

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