Form 10-Q
period 2001-06-30
CPB INC
filed 2001-08-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the quarterly period ended June 30, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from __________ to _________

Commission file number 0-10777

CPB INC.
(Exact name of registrant as specified in its charter)

Hawaii	99-0212597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South King Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Common Stock, No Par Value;
Outstanding at August 6, 2001: 8,234,988 shares

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements listed below are filed as a part hereof.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

             CPB Inc. (the "Company") posted second quarter 2001 net income of $5.774 million, increasing by 20.5% over the $4.790 million earned in the second quarter of 2000.  Net income for the first half of 2001 of $11.102 million increased by 18.4% over the $9.376 million earned in 2000.  The increase in net income was mainly attributed to an increase in net interest income.  As of June 30, 2001, total assets of $1.80 billion decreased by $19.8 million or 1.1% from year-end 2000.  Net loans of $1.23 billion decreased by $37.3 million or 2.9% due to the sale of $54 million in residential mortgage loans during the first quarter of 2001.  Total deposits of $1.41 billion increased by $42.9 million or 3.1% during the first half of 2001.

             The following table presents annualized returns on average assets and average stockholders' equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Annualized return on average assets	1.30%	1.17%	1.25%	1.16%
Annualized return on average stockholders'equity	15.86%	13.47%	15.23%	13.00%
Basic earnings per share	$0.70	$0.53	$1.33	$1.03
Diluted earnings per share	$0.69	$0.52	$1.31	$1.01

        Hawaii's economy continued to show slight improvement over last year.  The statewide unemployment rate for the first five months of 2001 averaged 4.3%, a decrease from the 4.5% reported during the same period last year.  Through May 2001, statewide job growth was 2.3%.

        Partially offsetting this improvement was a decrease in hotel occupancy rates in June 2001 to 74%, compared to 80% for the same period last year. This decrease was primarily driven by economic conditions on the U. S. mainland and in Japan. Domestic visitor arrivals for the first half of 2001 decreased by 1.2% from the same period last year, while foreign visitor arrivals were down by 2.1%.

        Dollar volume of residential real estate sales in the state of Hawaii for the first six months of 2001 totaled $952.6 million, an increase of 4.3% over the same period last year.

        Hawaii's economic environment has had, and will likely continue to have, a direct effect on our Company's performance. While the Hawaii economy is expected to grow modestly in 2001, actual results in tourism, employment and the real estate market could affect loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense.  Accordingly, the results of operations of the Company for the remainder of 2001 may be directly impacted by the ability of the Hawaii economy to sustain the positive trends experienced during the last several years.

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

Results of Operations

Net Interest Income

        A comparison of net interest income for the three and six months ended June 30, 2001 and 2000 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

        Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2001	2000	2001	2000
Interest income	$33,097	$31,072	$67,670	$60,319
Interest expense	13,864	12,920	29,208	24,894
Net interest income	$19,233	$18,152	$38,462	$35,425
Net interest margin	4.60%	4.71%	4.60%	4.64%

        Interest income increased by $2.0 million or 6.5% in the second quarter of 2001 and by $7.4 or 12.2% in the first half of 2001 compared to the same periods in 2000, due primarily to an increase in average volumes.  Average interest earning assets of $1,671.9 million for the second quarter and first half of 2001 increased by $129.2 million or 8.4% and $145.4 million or 9.5%, respectively, due primarily to increases in loans.  Yield on interest earning assets of 7.92% for the second quarter of 2001 decreased from 8.06% for the same period in 2000 due to the decline in market interest rates during the first half of 2001.  The yield on interest earning assets of 8.09% for the first half of 2001 increased from 7.90% for the first half of 2000 due to net interest recoveries in 2001 of $668,000 on nonaccrual and charged-off loans compared to net interest reversals in 2000 of $457,000.

        Interest and fees on loans increased by $1.2 million or 4.9% and $5.4 million or 11.1% in the second quarter and first half of 2001, respectively, compared to the same periods in 2000 due to increases in average loan balances and the interest recoveries previously discussed.  Interest and dividends on investment securities increased by $225,000 or 4.0% and $1.2 million or 11.6% mainly due to average balance increases.  Interest on interest-bearing deposits in other banks also increased by $522,000 and $630,000, respectively, due to increases in average balances.

        Interest expense for the second quarter and first half of 2001 increased by $944,000 or 7.3% and $4.3 million or 17.3%, respectively, compared to the same periods in 2001 due to higher average interest-bearing liabilities and the higher proportion of balances in relatively higher-rate certificates of deposit and long-term debt.  Average interest-bearing liabilities totaled $1,397.3 million in the second quarter of 2001 and $1,400.3 million in the first half of 2001, increasing by $117.5 million or 9.2% and $133.0 million or 10.5%, respectively, due to increases in large certificates of deposit and in long-term debt. The average rate on interest-bearing liabilities for the second quarter of 2001 decreased to 3.97% from 4.04% in the second quarter of 2000, due in part to the decline in market interest rates in 2001.  The average rate for the first half of 2001 increased to 4.17% from 3.93% in 2000.  As discussed earlier, this increase was due primarily to the change in the composition of the interest-bearing liabilities during the period.

        The resultant net interest income for the second quarter and first half of 2001 increased by $1.1 million or 6.0% and $3.0 million or 8.6%, respectively, over the same periods in 2000.  Net interest margin declined to 4.60% for the second quarter and first half of 2001 from 4.71% and 4.64%, respectively, in 2000. Strong competition for both loans and core deposits is expected to continue and may create additional pressure on net interest margin in the future.

Provision for Loan Losses

        Provision for loan losses is determined by Management's ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses.  The Company, considering current information and events regarding a borrower's ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral.  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.  For smaller-balance homogeneous loans, primarily residential real estate and consumer loans, the allowance for loan losses is based upon Management's evaluation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and historical loan loss experience.  The allowance is increased by provisions charged to operating expense and reduced by loan charge-offs, net of recoveries.

        The following table sets forth certain information with respect to the Company's allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2001	2000	2001	2000
Allowance for loan losses:
Balance at beginning of period	$23,254	$21,886	$22,612	$20,768
Provision for loan losses	900	1,000	1,650	2,000
Loan charge-offs:
Real estate:
Mortgage-commercial	200	—	200	—
Mortgage-residential	27	418	441	768
Commercial, financial and agricultural	—	101	-	119
Consumer	136	133	229	216
Other	1	-	1	12
Total loan charge-offs	364	652	871	1,115
Recoveries:
Real estate:
Mortgage-commercial	242	-	244	513
Mortgage-residential	26	46	74	52
Commercial, financial and agricultural	—	60	318	72
Consumer	32	50	63	100
Other	—	—	—	—
Total recoveries	300	156	699	737
Net loan charge-offs	64	496	172	378
Balance at end of period	$24,090	$22,390	$24,090	$22,390
Annualized ratio of net loan charge-offs to average loans	0.02%	0.17%	0.03%	0.06%

        The provision for loan losses of $900,000 for the second quarter and $1.7 million for the first half of 2001 decreased by 10.0% and 17.5%, respectively, from the amounts accrued in the same periods in 2000.  For the second quarter, net loan charge-offs of $64,000 in 2001 and $496,000 in 2000, when expressed as an annualized percentage of average total loans, were 0.02% and 0.17%, respectively.  Loan charge-offs during the second quarter of 2001 were comprised primarily of two commercial real estate loans and various consumer loans.  Loan recoveries during the second quarter consisted primarily of one commercial real estate loan.

        The allowance for loan losses expressed as a percentage of total loans was 1.92% at June 30, 2001, increasing from 1.75% at December 31, 2000.  The increase in this ratio was due to the sale of $54 million in residential mortgage loans.  Considering the relatively low level of net loan charge-offs and decrease in total nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses was adequate to cover the credit risks inherent in the loan portfolio.  However, any deterioration in economic conditions in the state of Hawaii could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

        The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	June 30, 2001	December 31, 2000	June 30, 2000
Nonaccrual loans:
Real estate:
Mortgage-commercial	$153	$2,258	$1,893
Mortgage-residential	1,358	2,069	3,016
Commercial, financial and agricultural	3,577	4,197	2,161
Total nonaccrual loans	5,088	8,524	7,070
Other real estate	990	1,792	1,248
Total nonperforming assets	6,078	10,316	8,318
Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	—	—	293
Mortgage-residential	656	653	442
Commercial, financial and agricultural	90	850	192
Consumer	23	24	—
Total loans delinquent for 90 days or more	769	1,527	927
Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	445	466	485
Total restructured loans still accruing interest	445	466	485
Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$7,292	$12,309	$9,730
Total nonperforming assets as a percentage of loans and other real estate	0.48%	0.80%	0.68%
Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.54%	0.92%	0.76%
Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.58%	0.95%	0.80%

        Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $7.3 million at June 30, 2001, a decrease of $5.0 million or 40.8% from year-end 2000.  Nonaccrual loans totaled $5.1 million at June 30, 2001, a decrease of 40.3% from year-end 2000, and included a $3.0 million commercial loan and a $0.9 million loan secured by multi-family residential property.  Nonaccrual commercial mortgage loans totaled $153,000 at June 30, 2001, a decrease of $2.1 million from year-end 2000.  The majority of this decrease was due to loan payoffs of $1.5 million.  Loans delinquent for 90 days or more and still accruing interest totaled $769,000 at June 30, 2001, a 49.6% decrease from year-end 2000, and consisted primarily of residential mortgage loans.  Impaired loans, representing seven loans at June 30, 2001, totaled $7.4 million and at year-end 2000 totaled $11.3 million.

        Management continues to closely monitor loan delinquencies and work with borrowers to resolve loan problems; however, any worsening of current economic conditions in the state of Hawaii may result in future increases in nonperforming assets, delinquencies, net loan charge-offs, provision for loan losses and noninterest expense.

Other Operating Income

        Total other operating income totaled $3.5 million for the second quarter of 2001, an increase of 28.8% over the same period last year.  This increase was primarily driven by investment securities gains and losses.  Excluding the impact of the securities transactions, total other operating income was comparable to the second quarter of 2000.  On a year-to-date basis, other operating income excluding securities gains and losses totaled $6.5 million for 2001, compared to $7.9 million for the same period last year.  This decrease was primarily attributed to the $1.9 million gain on the sale of the merchant portfolio in the first quarter of last year. Additionally, loan sales generated $700,000 million in gains in 2001.

Other Operating Expense

        Total other operating expense was $12.5 million for the second quarter of 2001, an increase of 2.9% over the same period last year.  This increase was primarily attributed to an increase in salaries and benefits of $811,000 or 14.1% over last year’s second quarter.  In the second quarter of 2000, restructuring charges totaling $600,000 million were reversed.  On a year-to-date basis, total other operating expense was $26.0 million, an increase of 2.1% over the same period last year.  Salaries and benefits totaled $13.5 million for the first six months of 2001, an increase of 9.5% over the same period last year.  This increase was primarily due to increases in incentive accruals in 2001 and the reversal of restructuring charges in 2000.  In the first quarter of 2001, an expense of $642,000 was recorded due to an early payoff of $20 million in borrowings from the Federal Home Loan Bank of Seattle.  In the first quarter of 2000, expenses of $358,000 related to merchant servicing fees and $480,000 related to early termination of a servicing agreement for the sold merchant services portfolio were recognized.

Income Taxes

        The effective tax rates for the second quarter and first six months of 2001 were 35.84% and 35.76%, respectively.  For 2000, the comparable rates were 35.24% and 35.26%.

Financial Condition

        Total assets at June 30, 2001 was $1.80 billion, a decrease of $19.8 million or 1.1% from year-end 2000.  In the second quarter of 2001, the Company acquired the remaining interest in CKSS Associates, a partnership in which the Company already held a 50% partnership interest.  This transaction accounted for the majority of the increase noted in premises and equipment as of June 30, 2001.  Also occurring in 2001 was the sale of $54 million in residential mortgage loans.  These loans were sold to adjust the Company’s interest rate profile and to enhance liquidity.  Proceeds from the sale were used to reduce short-term borrowings by $40 million and long-term debt by $20 million.  As mentioned earlier, early payoff of long-term debt generated an interest penalty of $642,000, which is included in other expense.  The debt prepayment was part of the Company’s strategy to increase the repricing of its liabilities in the declining interest rate environment. Net loans totaled $1.23 billion as of June 30, 2001, a decrease from $1.27 billion reported at year-end 2000. Investment securities totaled $355.36 million, a decrease of $29.3 million or 7.6%.  Total deposits at June 30, 2001 were $1.41 billion, an increase of $42.9 million or 3.1%.  Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 2001 were $1.0 billion, an increase from $976 million at March 31, 2001.  Competition for deposits remains strong, and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

        Stockholders' equity was $146.7 million at June 30, 2001, an increase of $3.4 million or 2.4% from December 31, 2000.  When expressed as a percentage of total assets, stockholders' equity increased to 8.16% at June 30, 2001, from 7.89% at year-end 2000. Book value per share at June 30, 2001 was $17.83, compared to $16.93 at year-end 2000.

        Stock repurchases totaling $6.9 million offset increases due to earnings accumulation and unrealized gains on the available for sale investment securities portfolio.  In the first six months of 2001, the Company repurchased 255,000 shares of common stock. The Company is currently in the fifth segment of its repurchase program, which began in 1998.

        On June 18, 2001, the board of directors declared a second quarter cash dividend of $0.16 per share, a 6.7% increase over the dividend declared in the second quarter of 2000.  Dividends declared in the second quarter of 2001 totaled $1,316,000,  compared with $1,318,000 in the second quarter of 2000.

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

        The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2001:
Leverage capital	$141,978	8.03%	$70,689	4.00%	$71,289	4.03%
Tier 1 risk-based capital	141,978	9.48	59,926	4.00	82,052	5.48
Total risk-based capital	160,771	10.73	119,852	8.00	40,919	2.73
At December 31, 2000:
Leverage capital	$140,222	7.97%	$70,362	4.00%	$69,860	3.97%
Tier 1 risk-based capital	140,222	9.63	58,215	4.00	82,007	5.63
Total risk-based capital	158,469	10.89	116,431	8.00	42,038	2.89

        In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

        The following table sets forth the Bank’s capital ratios and capital requirements to be considered "well capitalized" as of the dates indicated.

	Actual		Minimum required to be well-capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2001:
Leverage capital	$139,084	7.88%	$88,247	5.00%	$50,837	2.88%
Tier 1 risk-based capital	139,084	9.27	89,977	6.00	49,107	3.27
Total risk-based capital	157,895	10.53	149,961	10.00	7,934	0.53
At December 31, 2000:
Leverage capital	$136,563	7.77%	$87,837	5.00%	$48,726	2.77%
Tier 1 risk-based capital	136,563	9.38	87,356	6.00	49,207	3.38
Total risk-based capital	154,817	10.63	145,594	10.00	9,223	0.63

Asset/Liability Management and Liquidity

        The Company's asset/liability management and liquidity are discussed in the 2000 Annual Report to Shareholders.  No significant changes have occurred during the three and six months ended June 30, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market
Risk

        The Company discussed the nature and extent of market risk exposure in the 2000 Annual Report to Shareholders.  No significant changes have occurred during the three and six months ended June 30, 2001.

PART II.  OTHER INFORMATION

Items 1 to 5.

        Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act  of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPB INC.
(Registrant)

Date:	August 9, 2001	/s/ Joichi Saito
Joichi Saito
Chairman of the Board and
Chief Executive Officer

Date:	August 9, 2001	/s/ Neal K. Kanda
Neal K. Kanda
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

CPB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$42,659	$52,207
Interest-bearing deposits in other banks	26,751	11,506
Federal funds sold	25,000	15,000
Investment securities:
Held to maturity, at cost (fair value of $80,295 at June 30, 2001 and $86,566 at December 31, 2000)	78,810	86,056
Available for sale, at fair value	276,554	279,714
Available for sale securities pledged to creditor, at fair value	—	18,849
Total investment securities	355,364	384,619
Loans	1,255,402	1,291,190
Less allowance for loan losses	24,090	22,612
Net loans	1,231,312	1,268,578
Premises and equipment	61,489	23,319
Accrued interest receivable	9,579	10,646
Investment in unconsolidated subsidiaries	1,376	8,924
Due from customers on acceptances	13	-
Other real estate	990	1,792
Other assets	42,573	40,327
Total assets	$1,797,106	$1,816,918
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing deposits	$213,450	$199,625
Interest-bearing deposits	1,192,549	1,163,441
Total deposits	1,405,999	1,363,066
Short-term borrowings	4,000	56,720
Long-term debt	199,727	220,970
Bank acceptances outstanding	13	-
Other liabilities	40,634	32,850
Total liabilities	1,650,373	1,673,606
Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 8,227,568 shares at June 30, 2001, and 8,464,468 shares at December 31, 2000	6,269	6,172
Surplus	45,848	45,848
Retained earnings	89,951	88,232
Accumulated other comprehensive income, net of taxes	4,665	3,060
Total stockholders' equity	146,733	143,312
Total liabilities and stockholders' equity	$1,797,106	$1,816,918

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$26,349	$25,122	$54,275	$48,846
Interest and dividends on investment securities:
Taxable interest	4,834	4,584	10,039	8,794
Tax-exempt interest	610	614	1,199	1,205
Dividends	354	375	678	677
Interest on deposits in other banks	564	42	771	141
Interest on Federal funds sold and securities purchased under agreements to resell	57	5	62	7
Total interest income	32,768	30,742	67,024	59,670
Interest expense:
Interest on deposits	11,000	10,182	22,514	19,902
Interest on short-term borrowings	138	764	570	1,445
Interest on long-term debt	2,726	1,974	6,124	3,547
Total interest expense	13,864	12,920	29,208	24,894
Net interest income	18,904	17,822	37,816	34,776
Provision for loan losses	900	1,000	1,650	2,000
Net interest income after provision for loan losses	18,004	16,822	36,166	32,776
Other operating income:
Income from fiduciary activities	269	262	570	498
Service charges on deposit accounts	941	753	1,798	1,534
Other service charges and fees	1,042	985	2,007	2,217
Equity in earnings of
unconsolidated subsidiaries	94	160	217	302
Fees on foreign exchange	112	128	226	281
Investment securities gains (losses)	437	(307)	617	(667)
Gain on sale of merchant servicing portfolio	—	—	—	1,850
Other	575	714	1,716	1,187
Total other operating income	3,470	2,695	7,151	7,202
Other operating expense:
Salaries and employee benefits	6,559	5,748	13,461	12,297
Net occupancy	1,375	1,580	2,951	3,171
Equipment	662	710	1,371	1,377
Other	3,878	4,083	8,253	8,650
Total other operating expense	12,474	12,121	26,036	25,495
Income before income taxes	9,000	7,396	17,281	14,483
Income taxes	3,226	2,606	6,179	5,107
Net income	$5,774	$4,790	$11,102	$9,376
Per share data:
Basic earnings per share	$0.70	$0.53	$1.33	$1.03
Diluted earnings per share	0.69	0.52	1.31	1.01
Cash dividends declared	0.16	0.15	0.32	0.30
Basic weighted average shares outstanding	8,227	9,022	8,332	9,141
Diluted weighted average shares outstanding	8,391	9,176	8,483	9,286

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income(loss)	Total
Six months ended June 30, 2001:
Balance at December 31, 2000	$6,172	$45,848	$88,232	$3,060	$143,312
Net income	—	—	11,102	—	11,102
Net change in unrealized gain(loss) on investment securities, net of taxes of $1,068	—	—	—	1,605	1,605
Comprehensive income					12,707
Cash dividends declared ($0.32 per share)	—	—	(2,632)	—	(2,632)
18,100 shares of common stock issued	286	—	—	—	286
255,000 shares of common stock repurchased	(189)	—	(6,751)	—	(6,940)
Balance at June 30, 2001	$6,269	$45,848	$89,951	$4,665	$146,733
Disclosure of reclassification amount:
Unrealized holding gain(loss) on investment securities during period, net of taxes of $1,037	—	—	—	1,558	1,558
Less: reclassification adjustment for gains (losses) included in net income, net of taxes of ($31)	—	—	—	(47)	(47)
Net change in unrealized gain(loss) on investment securities	—	—	—	$1,605	$1,605
Six months ended June 30, 2000:
Balance at December 31, 1999	$6,540	$45,848	$94,436	$(2,745)	$144,079
Net income	—	—	9,376	—	9,376
Net change in unrealized gain(loss) on investment securities, net of taxes of $(5)	—	—	—	(8)	(8)
Comprehensive income					9,368
Cash dividends declared ($0.30 per share)	—	—	(2,701)	—	(2,701)
4,540 shares of common stock issued	73	—	—	—	73
507,799 shares of common stock repurchased	(361)	—	(11,922)	—	(12,283)
Balance at June 30, 2000	$6,252	$45,848	$89,189	$(2,753)	$138,536
Disclosure of reclassification amount:
Unrealized holding gain(loss) on investment securities during period, net of taxes of $205	—	—	—	310	310
Less: reclassification adjustment for gains included in net income, net of taxes of $211	—	—	—	318	318
Net change in unrealized gain(loss) on investment securities	—	—	—	$(8)	$(8)

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2001	2000
Cash flows from operating activities:
Net income	$11,102	$9,376
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	2,000
Provision for depreciation and amortization	1,378	1,370
Net amortization and accretion of investment securities	(305)	28
Net loss (gain) on investment securities	(506)	667
Federal Home Loan Bank stock dividends received	(674)	(610)
Origination of loans held for sale	(68,989)	(642)
Net (gain) loss on sale of loans	(718)	28
Proceeds from sales of loans held for sale	69,499	3,413
Deferred income tax expense	(925)	(365)
Equity in earnings of unconsolidated subsidiaries	(217)	(302)
Net decrease in other assets	560	(9,160)
Net increase in other liabilities	7,969	1,633

Net cash provided by operating activities	19,824	7,436

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	7,302	7,216
Proceeds from sales of investment securities available for sale	34,294	29,340
Proceeds from maturities of and calls on investment securities available for sale	18,875	15,422
Purchases of investment securities available for sale	(27,057)	(56,585)
Net (increase) decrease in interest-bearing deposits in other banks	(15,245)	4,831
Net increase in Federal funds sold	(10,000)	—
Net loan repayments (originations)	34,232	(51,688)
Purchases of premises and equipment	(420)	(868)
Distributions from unconsolidated subsidiaries	125	250
Investments in unconsolidated subsidiaries	(81)	(27)
Acquisition of remaining interest in CKSS Associates	(31,043)	—

Net cash provided by (used in) investing activities	10,982	(52,109)

Cash flows from financing activities:
Net increase in deposits	42,933	16,470
Proceeds from long-term debt	—	50,000
Repayments of long-term debt	(21,243)	(11,318)
Net decrease in short-term borrowings	(52,720)	(33,340)
Cash dividends paid	(2,670)	(2,670)
Proceeds from sale of common stock	286	73
Repurchases of common stock	(6,940)	(12,283)

Net cash provided by (used in) financing activities	(40,354)	6,932

Net decrease in cash and cash equivalents	(9,548)	(37,741)

Cash and cash equivalents:
At beginning of period	52,207	83,425
At end of period	$42,659	$45,684

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,521	$22,510
Cash paid during the period for income taxes	$—	$5,100

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate	$1,592	$1,897

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001 and 2000

1.  Basis of Presentation

        The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2000.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

        The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

        Components of other comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities.  Accumulated other comprehensive income (loss), net of taxes, is presented below as of the dates indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2001	2000	2001	2000
Balance at beginning of period	$4,739	$(2,817)	$3,060	$(2,745)
Current-period change	(74)	64	1,605	(8)
Balance at end of period	$4,665	$(2,753)	$4,665	$(2,753)

3.  Segment Information

        The Company has three reportable segments: retail branches, commercial finance and treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The retail branch segment includes all retail branch offices.  Products and services offered include a full range of deposit and loan products, safe deposit boxes and various other bank services.  The commercial finance segment focuses on lending to corporate customers, residential mortgage lending, construction and real estate development lending and international banking services.  The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities.  Other activities include trust, mortgage servicing, and indirect lending activities.

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

        Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Retail Branch	Commercial Finance	Treasury	All Others	Total
Three months ended June 30, 2001:
Net interest income (expense)	$(4,677)	$17,876	$2,344	$3,361	$18,904
Intersegment net interest income (expense)	9,912	(8,439)	44	(1,517)	—
Provision for loan losses	280	159	—	461	900
Other operating income (expense)	1,766	211	513	980	3,470
Other operating expense	3,528	651	104	8,191	12,474
Administrative and overhead expense allocation	3,865	1,512	113	(5,490)	—
Income tax expense (credit)	(237)	2,635	965	(137)	3,226
Net income	$(435)	$4,691	$1,719	$(201)	$5,774

Three months ended June 30, 2000:
Net interest income (expense)	$(1,501)	$13,951	$1,432	$3,940	$17,822
Intersegment net interest income (expense)	8,107	(6,103)	526	(2,530)	—
Provision for loan losses	284	374	—	342	1,000
Other operating income	751	296	(296)	1,944	2,695
Other operating expense	3,834	526	79	7,682	12,121
Administrative and overhead expense allocation	3,934	939	79	(4,952)	—
Income tax expense (benefit)	(236)	2,192	528	122	2,606
Net income (loss)	$(459)	$4,113	$976	$160	$4,790

Six months ended June 30, 2001:
Net interest income (expense)	$(8,614)	$35,763	$3,481	$7,186	$37,816
Intersegment net interest income (expense)	19,769	(16,831)	873	(3,811)	—
Provision for loan losses	391	225	—	1,034	1,650
Other operating income	3,096	532	714	2,809	7,151
Other operating expense	7,061	1,624	835	16,516	26,036
Administrative and overhead expense allocation	8,167	3,376	252	(11,795)	—
Income tax expense (benefit)	(484)	5,088	1,430	145	6,179
Net income (loss)	$(884)	$9,151	$2,551	$284	$11,102

Six months ended June 30, 2000:
Net interest income (expense)	$(2,767)	$26,704	$3,046	$7,793	$34,776
Intersegment net interest
income (expense)	16,390	(12,269)	855	(4,976)	—
Provision for loan losses	665	458	—	877	2,000
Other operating income	1,597	612	(637)	5,630	7,202
Other operating expense	7,498	1,599	198	16,200	25,495
Administrative and overhead
expense allocation	8,163	1,741	172	(10,076)	—
Income tax expense (benefit)	(420)	3,917	1,015	595	5,107
Net income (loss)	$(686)	$7,332	$1,879	$851	$9,376

At June 30, 2001:
Investment securities	$—	$—	$355,364	$—	$355,364
Loans	156,694	982,630	—	116,078	1,255,402
Other	17,459	21,148	89,380	58,353	186,340
Total assets	$174,153	$1,003,778	$444,744	$174,431	$1,797,106

At December 31, 2000:
Investment securities	$—	$—	$384,619	$—	$384,619
Loans	169,839	944,436	—	176,915	1,291,190
Other	19,906	21,841	73,432	25,930	141,109
Total assets	$189,745	$966,277	$458,051	$202,845	$1,816,918

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

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 140 supersedes and replaces SFAS No. 125 of the same name and provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities.  The provisions of SFAS No. 140 are to be applied prospectively to transactions occurring after March 31, 2001.  The application of SFAS No. 140 is not expected to have a material impact on the Company’s consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations.  SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and provides accounting and reporting guidance on business combinations initiated after June 30, 2001.  The application of SFAS No. 141 is not expected to have a material impact on the Company’s consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, and provides accounting and reporting guidance on intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001.  The application of SFAS No. 142 is not expected to have a material impact on the Company’s consolidated financial statements.