Form 10-Q
period 2001-09-30
CPB INC
filed 2001-11-14
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Common Stock, No Par Value;

Outstanding at November 9, 2001: 7,912,036 shares

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements listed below are filed as a part hereof.

Consolidated Balance Sheets (Unaudited)- September 30, 2001 and December 31, 2000

Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited) - Nine months ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited) - September 30, 2001 and 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

CPB Inc. (the "Company") posted third quarter 2001 net income of $8.722 million, an increase of 76.5% over the $4.943 million reported in the third quarter of 2000.  Included in the results for the third quarter was the recognition of a $2.242 million tax credit relating to the issuance of preferred stock in the real estate investment trust of the Company.  Excluding this adjustment, third quarter earnings totaled $6.480 million, an increase of 31.1% over the same quarter last year.  Increases in net interest income and fee income, as well as a decrease in the provision for loan losses drove this overall increase.

Net income for the first nine months of 2001 was $19.824 million, an increase of 38.4% over the $14.319 million earned in 2000.  Excluding the tax credit mentioned previously, year-to-date net income was $17.582 million, a 22.8% increase over the $14.319 million reported last year.

Total assets as of September 30, 2001 were $1.83 billion, an increase of $13.1 million or 0.7% over year-end 2000.  Net loans of $1.25 billion decreased by $15.3 million or 1.2%, primarily due to the sale of $54 million in residential mortgage loans during the first quarter of 2001.  Total deposits of $1.42 billion increased by $57.9 million or 4.2% from year-end 2000.

The following table presents annualized returns on average assets and average stockholders' equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Annualized return on average assets	1.93%	1.17%	1.48%	1.16%

Annualized return on average stockholders' equity	23.07%	13.90%	17.91%	13.30%

Basic earnings per share	$1.06	$0.56	$2.39	$1.59
Diluted earnings per share	$1.04	$0.55	$2.35	$1.56

Excluding the impact of the $2.242 million tax credit recorded in the third quarter of 2001, the annualized ratios and earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Annualized return on average assets	1.44%	1.17%	1.31%	1.16%

Annualized return on average stockholders' equity	17.23%	13.90%	15.91%	13.30%

Basic earnings per share	$0.79	$0.56	$2.12	$1.59
Diluted earnings per share	$0.77	$0.55	$2.08	$1.56

The initial effects of the terrorist attacks on September 11, 2001, especially in the travel and tourism sectors, have had a significant impact on Hawaii’s economy. State economists have estimated that Hawaii could lose up to 10% of total visitor arrivals through the end of 2001, $0.5 billion to $1.3 billion in gross state product, and up to 24,000 jobs.  In September, total domestic and international visitor arrivals were down 28.0% and 43.5%, respectively, compared to the same period last year.  On a year-to-date basis, domestic arrivals were down 4.3% and international arrivals were down 6.6% compared to 2000.  Hotel occupancy rates have fallen from 74% reported in June to approximately 60% in October. More than 16,000 workers in Hawaii have filed for unemployment benefits in the weeks following the September 11th events. The statewide unemployment rate for September was 4.5%, compared to 4.2% for the same period last year.  However, this rate does not fully reflect the effects of the September 11th events.

On the national level, the unemployment rate increased to 5.4% in October, compared to 4.9% in September, and reflected the highest unemployment level since December 1996.

The results of operations of the Company for the remainder of the year may be directly impacted by the ability of the Hawaii economy to rebound from the effects of the September 11th events. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

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

Results of Operations

Net Interest Income

A comparison of net interest income for the three and nine months ended September 30, 2001 and 2000 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2001	2000	2001	2000
Interest income	$32,162	$32,923	$99,832	$93,242
Interest expense	12,139	14,552	41,347	39,446
Net interest income	$20,023	$18,371	$58,485	$53,796

Net interest margin	4.82%	4.59%	4.68%	4.62%

        Interest income decreased by $0.8 million or 2.3% in the third quarter of 2001.  This decrease was primarily the result of three Federal Reserve Board interest rate decreases during the quarter. For the first nine months of 2001, interest income increased by $6.6 million or 7.1% compared to the same period in 2000, primarily attributable to an increase in average loan volume. Average interest earning assets were $1.660 billion for the third quarter, a 3.6% increase over the same period last year.  On a year-to-date basis, average interest-bearing assets were $1.668 billion, a 7.5% increase over the $1.552 billion reported for the same period last year.  The yield on interest earning assets was 7.75% for the third quarter of 2001, a decrease from 8.22% for the same period in 2000.  The yield on interest earning assets was 7.98% for the first nine months of 2001, a decrease from 8.01% for the first nine months of 2000.

        For the quarter ended September 30, 2001, interest and fees on loans decreased by $1.0 million or 3.7% from the same period last year.  On a year-to-date basis, interest and fees on loans increased $4.4 million or 5.9% over the same period last year. Interest and dividends on investment securities decreased by $101,000 or 1.8% from the same quarter last year, and increased $1.1 million or 7.0% on a year-to-date basis.  Income from both loans and investment securities were impacted by lower rates resulting from U.S. monetary policy offset by higher average balances.  Interest on federal funds sold totaled $222,000 for the quarter, compared to $1,000 for the same quarter last year. For the first nine months of 2001, interest on federal funds sold was $284,000, compared to $8,000 for the same period last year.  The significant variances from prior periods were primarily the result of higher average balances.

        Interest expense for the third quarter and first nine months of 2001 decreased $2.4 million or 16.6%, and increased $1.9 million or 4.8%, respectively, compared to the same periods in 2000 primarily due to lower interest rates offset by higher average interest-bearing liabilities. Average interest-bearing liabilities totaled $1,403.0 million in the third quarter of 2001 and $1,401.2 million in the first nine months of 2001, increasing by $60.6 million or 4.5%, and $108.7 million or 8.4%, respectively, due to increases in time deposits and long-term debt. The average rate on interest-bearing liabilities for the third quarter of 2001 decreased to 3.46% from 4.34% in the third quarter of 2000, due to the decline in market interest rates in 2001.  The average rate for the first nine months of 2001 decreased to 3.93% from 4.07% in 2000.  As discussed earlier, this year-to-date decrease was due primarily to declining interest rates.

        The resultant net interest income for the third quarter and first nine months of 2001 increased by $1.7 million or 9.0%, and $4.7 million or 8.7%, respectively, over the same periods in 2000. The net interest margin increased to 4.82% for the third quarter and 4.68% for the first nine months of 2001 from 4.59% and 4.62%, respectively, in 2000.  Recent interest rate decreases have favorably impacted net interest income and net interest margin.  However, strong competition for both loans and core deposits is expected to continue, and may create additional pressure on net interest margin.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2001	2000	2001	2000
Allowance for loan losses:
Balance at beginning of period	$24,090	$22,390	$22,612	$20,768

Provision for loan losses	1,050	1,500	2,700	3,500

Loan charge-offs:
Real estate:
Mortgage-commercial	-	1,101	200	1,101
Mortgage-residential	120	102	561	870
Commercial, financial and agricultural	103	111	103	230
Consumer	84	17	313	233
Other	1	2	2	14
Total loan charge-offs	308	1,333	1,179	2,448

Recoveries:
Real estate:
Mortgage-commercial	22	2	266	515
Mortgage-residential	444	42	518	94
Commercial, financial and agricultural	31	3	349	75
Consumer	27	53	90	153
Other	-	-	-	-
Total recoveries	524	100	1,223	837

Net loan charge-offs (recoveries)	(216)	1,233	(44)	1,611

Balance at end of period	$25,356	$22,657	$25,356	$22,657

Annualized ratio of net loan charge-offs (recoveries) to average loans	(0.07)%	0.40%	0.00	0.18%

  The provision for loan losses of $1,050,000 for the third quarter and $2,700,000 for the first nine months of 2001 decreased by 30.0% and 22.9%, respectively, from the amounts provided in the same periods in 2000.  For the third quarter, net loan recoveries of $216,000 in 2001 and net loan charge-offs of $1,233,000 in 2000, when expressed as an annualized percentage of average total loans, were (0.07)% and 0.40%, respectively.  There were no significant loan charge-offs during the third quarter. Loan recoveries during the third quarter included one residential real estate loan totaling $406,000.

        Following the events of September 11th, Management identified certain borrowers in the travel and tourism sectors who may be impacted by the downturn in Hawaii’s economy.  As of September 30, 2001, the total credit exposure to these borrowers was approximately $99 million.  These loans will be closely monitored for deterioration in quality.

        The allowance for loan losses expressed as a percentage of total loans was 1.98% at September 30, 2001, increasing from 1.75% at December 31, 2000.  This increase was due to anticipated losses relating to the downturn in the economy. Considering the relatively low level of net loan charge-offs and decrease in total nonaccrual and delinquent loans during the year, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Continued deterioration of Hawaii’s economy could adversely affect borrowers' ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2001	2000	2000
Nonaccrual loans:
Real estate:
Mortgage-commercial	$3,461	$5,913	$6,007
Mortgage-residential	542	2,069	2,643
Commercial, financial and agricultural	-	542	998

Consumer

12

-

-

Total nonaccrual loans	4,015	8,524	9,648

Other real estate	1,522	1,792	1,382
Total nonperforming assets	5,537	10,316	11,030

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	-	-	1,774
Mortgage-residential	540	653	401
Commercial, financial and agricultural	40	850	222
Consumer	12	24	6
Other	141	-	-
Total loans delinquent for 90 days or more	733	1,527	2,403

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	434	466	475
Total restructured loans still accruing interest	434	466	475

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$6,704	$12,309	$13,908

Total nonperforming assets as a percentage of loans and other real estate	0.43%	0.80%	0.86%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.49%	0.92%	1.05%

Total nonperforming assets, loans delinquent for 90 days or more and restrucutred loans still accruing interest as a percentage of loans and other real estate	0.52%	0.95%	1.08%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $6.7 million at September 30, 2001, a decrease of $5.6 million or 45.5% from year-end 2000.  Nonaccrual loans totaled $5.5 million at September 30, 2001, a decrease of 46.3% from year-end 2000. Nonaccrual commercial mortgage loans totaled $3.5 million, a decrease of $2.5 million from year-end 2000 due to a $1.5 million loan payoff and a $0.5 million charge-off.  Nonaccrual residential mortgage loans totaled $0.5 million at September 30, 2001, a decrease of 73.8% from year-end 2000.  This decrease was primarily attributed to a loan payoff of $1.0 million and a transfer of a $0.5 million loan to other real estate. Loans delinquent for 90 days or more and still accruing interest totaled $0.7 million at September 30, 2001, a 52.0% decrease from year-end 2000, primarily due to a commercial loan that has since been brought current.  Impaired loans, representing six loans, totaled $6.4 million at September 30, 2001, a decrease from the thirteen loans totaling $11.3 million at year-end 2000.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  As of September 30, 2001, there was no significant impact on nonperforming assets due to the September 11th events.  Continued deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

For the third quarter of 2001, total other operating income was $3.3 million, an increase of 19.2% over the same period last year.  Excluding the impact of securities transactions, total other operating income was $3.1 million, an increase of 8.7% over the third quarter of 2000.  This increase was primarily due to a $329,000 or 19.2% increase in service charges on deposit accounts and other service charges.

On a year-to-date basis, other operating income, excluding securities gains and losses, totaled $9.6 million for 2001, decreasing by 10.2% from $10.7 million for the same period last year.  This decrease was primarily attributed to the $1.9 million non-recurring gain on the sale of the merchant portfolio in the first quarter of last year. Additionally, loan sales generated $700,000 in gains in 2001.

Other Operating Expense

Total other operating expense was $11.8 million for the third quarter of 2001, an increase of 1.1% over the same period last year.  Salaries and benefits totaled $6.8 million, an increase of 8.6% over the same quarter last year.  This increase was primarily due to increased employee benefits expense in 2001. Offsetting this increase was a $587,000 reduction in occupancy expense from the same period last year.  This reduction was primarily the result of the acquisition of the remaining interest in CKSS partnership during the second quarter.  Rental income from the partnership, which was being recorded in other operating income prior to the acquisition, is now a component of occupancy expense.

On a year-to-date basis, total other operating expense was $37.9 million, an increase of 1.8% over the same period last year.  Salaries and benefits totaled $20.2 million for the first nine months of 2001, an increase of 9.2% over the same period last year.  This increase was primarily due to increases in incentive accruals in 2001 and the reversal of restructuring charges in the second quarter of 2000 due to revised estimates of severance payments in connection with staff downsizing.   In the first quarter of 2001, an expense of $642,000 was recorded due to an early payoff of $20 million in borrowings from the Federal Home Loan Bank of Seattle. In the first quarter of 2000, expenses of $358,000 related to merchant servicing fees and $480,000 related to early termination of a servicing agreement for the sold merchant services portfolio were recognized.

Income Taxes

The effective tax rates for the third quarter and first nine months of 2001 were 14.11% and 27.74%, respectively.  Excluding the impact of the tax credit mentioned earlier, the effective tax rates were 36.19% and 35.92%, respectively.  For 2000, the comparable rates were 35.50% and 35.34%.

Financial Condition

Total assets at September 30, 2001 were $1.83 billion, an increase of $13.1 million or 0.7% from year-end 2000.  In the second quarter of 2001, the Company acquired the remaining interest in CKSS Associates, a partnership in which the Company already held a 50% partnership interest, for $18.5 million in cash.  This transaction accounted for the majority of the increase noted in premises and equipment from year-end.  Also occurring in 2001 was the sale of $54 million in residential mortgage loans.  These loans were sold to adjust the Company’s interest rate profile and to enhance liquidity.  Proceeds from the sale were used to reduce short-term borrowings by $40 million and long-term debt by $20 million.  The early payoff of long-term debt generated a prepayment penalty of $642,000, which is included in other expense. The debt prepayment was part of the Company’s strategy to increase the repricing of its liabilities in the declining interest rate environment. Net loans totaled $1.25 billion as of September 30, 2001, a decrease from $1.27 billion reported at year-end 2000. Investment securities totaled $374.2 million, a decrease of $10.4 million or 2.7%.  Total deposits at September 30, 2001 were $1.42 billion, an increase of $57.9 million or 4.2%.  Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 2001 were $1,017.4 million, an increase from $1,005.4 million at June 30, 2001.  Competition for deposits remains strong, and will continue to challenge the bank's ability to gather low-cost retail funds.

Capital Resources

Stockholders' equity was $149.49 million at September 30, 2001, an increase of $6.2 million or 4.3% from December 31, 2000. When expressed as a percentage of total assets, stockholders' equity increased to 8.17% at September 30, 2001, from 7.89% at year-end 2000. Book value per share at September 30, 2001 was $18.62, compared to $16.93 at year-end 2000.

Repurchases of the Company’s common stock during the first nine months of 2001 totaled $13.4 million, and offset increases due to earnings accumulation and unrealized gains on the available for sale investment securities portfolio.  In the first nine months of 2001, the Company repurchased 466,750 shares of its common stock, and is currently in the sixth segment of its repurchase program which began in 1998.

During the third quarter of 2001, the Company issued $10.0 million in preferred stock securities through its real estate investment trust. These securities qualify as minority interest, and are included in Tier 1 capital.

On September 17, 2001, the board of directors declared a third quarter cash dividend of $0.17 per share, a 13.3% increase over the dividend declared in the third quarter of 2000.  Dividends declared in the third quarter of 2001 totaled $1,365,000, compared with $1,314,000 in the third quarter of 2000.

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

	Minimum required
	for capital
	Actual		adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2001:
Leverage capital	$153,071	8.52%	$71,842	4.00%	$81,229	4.52%
Tier 1 risk-based capital	153,071	10.10	60,600	4.00	92,471	6.10
Total risk-based capital	172,088	11.36	121,200	8.00	50,888	3.36

At December 31, 2000:
Leverage capital	$140,222	7.97%	$70,362	4.00%	$69,860	3.97%
Tier 1 risk-based capital	140,222	9.63	58,215	4.00	82,007	5.63
Total risk-based capital	158,469	10.89	116,431	8.00	42,038	2.89

In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered "well capitalized" as of the dates indicated.

	Minimum required to be
	Actual		well-capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2001:
Leverage capital	$150,448	8.39%	$89,674	5.00%	$60,774	3.39%
Tier 1 risk-based capital	150,448	9.92	91,042	6.00	59,406	3.92
Total risk-based capital	169,494	11.17	151,737	10.00	17,757	1.17

At December 31, 2000:
Leverage capital	$136,563	7.77%	$87,837	5.00%	$48,726	2.77%
Tier 1 risk-based capital	136,563	9.38	87,356	6.00	49,207	3.38
Total risk-based capital	154,817	10.63	145,594	10.00	9,223	0.63

Asset/Liability Management and Liquidity

The Company's asset/liability management and liquidity are discussed in the 2000 Annual Report to Shareholders.  No significant changes have occurred during the three and nine months ended September 30, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the 2000 Annual Report to Shareholders.  No significant changes have occurred during the three and nine months ended September 30, 2001.

PART II.  OTHER INFORMATION

Items 1 to 5.

Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

None

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPB INC.
(Registrant)

Date:	November 9, 2001	/s/ Joichi Saito
Joichi Saito
Chairman of the Board and
Chief Executive Officer

Date:	November 9, 2001	/s/ Neal K. Kanda
Neal K. Kanda
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

CPB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2001	2000
ASSETS
Cash and due from banks	$41,872	$52,207
Interest-bearing deposits in other banks	41,868	11,506
Federal funds sold	-	15,000
Investment securities:
Held to maturity, at cost (fair value of $79,263 at September 30, 2001 and $86,566 at December 31, 2000)	77,048	86,056
Available for sale, at fair value	297,162	279,714
Available for sale securities pledged to creditor, at fair value	-	18,849
Total investment securities	374,210	384,619

Loans	1,278,679	1,291,190
Less allowance for loan losses	25,356	22,612
Net loans	1,253,323	1,268,578

Premises and equipment	60,652	23,319
Accrued interest receivable	9,638	10,646
Investment in unconsolidated subsidiaries	1,330	8,924
Due from customers on acceptances	42	-
Other real estate	1,522	1,792
Other assets	45,591	40,327

Total assets	$1,830,048	$1,816,918

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing deposits	$214,549	$199,625
Interest-bearing deposits	1,206,388	1,163,441
Total deposits	1,420,937	1,363,066

Short-term borrowings	3,663	56,720
Long-term debt	201,412	220,970
Bank acceptances outstanding	42	-
Minority interest	10,261	65
Other liabilities	44,248	32,785

Total liabilities	1,680,563	1,673,606

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 8,027,788 shares at September 30, 2001, and 8,464,468 shares at December 31, 2000	6,281	6,172
Surplus	45,848	45,848
Retained earnings	91,031	88,232
Accumulated other comprehensive income, net of taxes	6,325	3,060

Total stockholders' equity	149,485	143,312

Total liabilities and stockholders' equity	$1,830,048	$1,816,918

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$25,785	$26,777	$80,060	$75,623
Interest and dividends on investment securities:
Taxable interest	4,592	4,779	14,631	13,573
Tax-exempt interest	637	600	1,836	1,805
Dividends	364	315	1,042	992
Interest on deposits in other banks	219	127	990	268
Interest on Federal funds sold and securities purchased under agreements to resell	222	1	284	8

Total interest income	31,819	32,599	98,843	92,269

Interest expense:
Interest on deposits	9,561	11,381	32,075	31,283
Interest on short-term borrowings	33	911	603	2,356
Interest on long-term debt	2,545	2,260	8,669	5,807

Total interest expense	12,139	14,552	41,347	39,446

Net interest income	19,680	18,047	57,496	52,823
Provision for loan losses	1,050	1,500	2,700	3,500
Net interest income after provision for loan losses	18,630	16,547	54,796	49,323

Other operating income:

Income from fiduciary activities

342

275

912

773

Service charges on deposit accounts	961	770	2,759	2,304
Other service charges and fees	1,081	943	3,088	3,160
Equity in earnings of unconsolidated subsidiaries	-	155	217	457
Fees on foreign exchange	106	104	332	385
Investment securities gains (losses)	276	(16)	893	(683)
Gain on sale of merchant servicing portfolio	-	-	-	1,850
Other	573	571	2,289	1,758

Total other operating income	3,339	2,802	10,490	10,004

Other operating expense:
Salaries and employee benefits	6,755	6,221	20,216	18,518
Net occupancy	1,007	1,594	3,958	4,765
Equipment	606	674	1,977	2,051
Other	3,446	3,197	11,699	11,847

Total other operating expense	11,814	11,686	37,850	37,181

Income before income taxes	10,155	7,663	27,436	22,146
Income taxes	1,433	2,720	7,612	7,827

Net income	$8,722	$4,943	$19,824	$14,319

Per share data:
Basic earnings per share	$1.06	$0.56	$2.39	$1.59
Diluted earnings per share	1.04	0.55	2.35	1.56
Cash dividends declared	0.17	0.15	0.49	0.45

Basic weighted average shares outstanding	8,225	8,777	8,295	9,019
Diluted weighted average shares outstanding	8,383	8,927	8,450	9,166

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
				other
(Dollars in thousands, except per share data)	Common		Retained	comprehensive
	stock	Surplus	earnings	income(loss)	Total
Nine months ended September 30, 2001:
Balance at December 31, 2000	$6,172	$45,848	$88,232	$3,060	$143,312
Net income	-	-	19,824	-	19,824
Net change in unrealized gain(loss) on investment securities, net of taxes of $2,172	-	-	-	3,265	3,265

Comprehensive income					23,089

Cash dividends declared ($0.49 per share)	-	-	(3,997)	-	(3,997)
30,070 shares of common stock issued	463	-	-	-	463
466,750 shares of common stock repurchased	(354)	-	(13,028)	-	(13,382)

Balance at September 30, 2001	$6,281	$45,848	$91,031	$6,325	$149,485

Disclosure of reclassification amount:
Unrealized holding gain(loss) on investment securities during period, net of taxes of $1,037	-	-	-	3,030	3,030
Less: reclassification adjustment for gains (losses) included in net income, net of taxes of ($157)	-	-	-	(235)	(235)

Net change in unrealized gain(loss) on investment securities	-	-	-	$3,265	$3,265

Nine months ended September 30, 2000:
Balance at December 31, 1999	$6,540	$45,848	$94,436	$(2,745)	$144,079
Net income	-	-	14,319	-	14,319
Net change in unrealized gain(loss) on investment securities, net of taxes of $1,137	-	-	-	1,706	1,706

Comprehensive income					16,025

Cash dividends declared ($0.45 per share)	-	-	(4,015)	-	(4,015)
5,690 shares of common stock issued	88	-	-	-	88
531,227 shares of common stock repurchased	(377)	-	(12,490)	-	(12,867)

Balance at September 30, 2000	$6,251	$45,848	$92,250	$(1,039)	$143,310

Disclosure of reclassification amount:
Unrealized holding gain(loss) on investment securities during period, net of taxes of $1,355	-	-	-	2,035	2,035
Less: reclassification adjustment for gains included in net income, net of taxes of $218	-	-	-	329	329

Net change in unrealized gain (loss) on investment securities	-	-	-	$1,706	$1,706

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2001	2000
Cash flows from operating activities:
Net income	$19,824	$14,319
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	2,700	3,500
Provision for depreciation and amortization	2,439	2,043
Net amortization and accretion of investment securities	(261)	(2)
Net (gain) loss on investment securities	(893)	683
Federal Home Loan Bank stock dividends received	(1,038)	(925)
Origination of loans held for sale	(75,091)	(4,970)
Net (gain) loss on sale of loans	(839)	46
Proceeds from sales of loans held for sale	75,472	7,363
Deferred income tax expense	(3,008)	(3,043)
Equity in earnings of unconsolidated subsidiaries	(217)	(457)
Net (increase) decrease in other assets	(1,289)	3,934
Net increase in other liabilities	11,926	4,686

Net cash provided by operating activities	29,725	27,177

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	9,032	8,718
Proceeds from sales of investment securities available for sale	40,942	30,592
Proceeds from maturities of and calls on investment securities available for sale	31,739	19,774
Purchases of investment securities available for sale	(63,674)	(106,335)
Net (increase) decrease in interest- bearing deposits in other banks	(30,362)	5,636
Net decrease in Federal funds sold	15,000	-
Net loan repayments (originations)	10,555	(118,497)
Purchases of premises and equipment	(644)	(1,036)
Distributions from unconsolidated subsidiaries	125	375
Investments in unconsolidated subsidiaries	(81)	(27)
Acquisition of remaining interest in CKSS Associates	(31,043)	-

Net cash used in investing activities	(18,411)	(160,800)

Cash flows from financing activities:
Net increase in deposits	57,871	50,195
Proceeds from long-term debt	8,670	65,000
Repayments of long-term debt	(28,228)	(21,692)
Net decrease (increase) in short-term borrowings	(53,057)	13,730
Cash dividends paid	(3,986)	(4,001)

Proceeds from sale of common stock

463

88

Proceeds from sale of preferred stock	10,000	-
Repurchases of common stock	(13,382)	(12,867)

Net cash (used in) provided by financing activities	(21,649)	90,453

Net decrease in cash and cash equivalents	(10,335)	(43,170)

Cash and cash equivalents:
At beginning of period	52,207	83,425
At end of period	$41,872	$40,255

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,883	$36,718
Cash paid during the period for income taxes	$-	$5,798

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate	$2,458	$2,672

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2001 and 2000

1.  Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2000. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

Components of other comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 were comprised solely of unrealized holding gains (losses) on available-for-sale investment securities.  Accumulated other comprehensive income (loss), net of taxes, is presented below as of the dates indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2001	2000	2001	2000
Balance at beginning of period	$4,665	$(2,754)	$3,060	$(2,745)
Current-period change	1,660	1,715	3,265	1,706
Balance at end of period	$6,325	$(1,039)	$6,325	$(1,039)

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in note 1 to the consolidated financial statements in the 2000 Annual Report to Stockholders.  The majority of the Company's net income is derived from net interest income.  Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability.  Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank's average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost.  Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets.  Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

	Retail	Commercial		All
(Dollars in thousands)	Branch	Finance	Treasury	Others	Total
Three months ended September 30, 2001:
Net interest income (expense)	$(3,244)	$18,153	$2,286	$2,485	$19,680
Intersegment net interest income (expense)	9,566	(8,393)	252	(1,425)	-
Provision for loan losses	399	23	-	628	1,050
Other operating income	973	223	291	1,852	3,339
Other operating expense	3,446	755	285	7,328	11,814
Administrative and overhead expense allocation	3,696	1,542	126	(5,364)	-
Income tax expense	10	740	470	213	1,433
Net income	$(256)	$6,923	$1,948	$107	$8,722

Three months ended September 30, 2000:
Net interest income (expense)	$(3,151)	$16,240	$1,203	$3,755	$18,047
Intersegment net interest income (expense)	9,648	(7,698)	676	(2,626)	-
Provision for loan losses	121	1,207	-	172	1,500
Other operating income (expense)	926	148	(1)	1,729	2,802
Other operating expense	3,649	544	119	7,374	11,686
Administrative and overhead expense allocation	3,333	1,187	79	(4,599)	-
Income tax expense (benefit)	113	2,031	593	(17)	2,720
Net income (loss)	$207	$3,721	$1,087	$(72)	$4,943

Nine months ended September 30, 2001:
Net interest income (expense)	$(11,858)	$53,916	$5,767	$9,671	$57,496
Intersegment net interest income (expense)	29,335	(25,224)	1,125	(5,236)	-
Provision for loan losses	790	248	-	1,662	2,700
Other operating income	4,069	755	1,005	4,661	10,490
Other operating expense	10,507	2,379	1,120	23,844	37,850
Administrative and overhead expense allocation	11,863	4,918	378	(17,159)	-
Income tax expense (benefit)	(474)	5,828	1,900	358	7,612
Net income (loss)	$(1,140)	$16,074	$4,499	$391	$19,824

Nine months ended September 30, 2000:
Net interest income (expense)	$(5,918)	$42,944	$4,249	$11,548	$52,823
Intersegment net interest income (expense)	26,038	(19,967)	1,531	(7,602)	-
Provision for loan losses	786	1,665	-	1,049	3,500
Other operating income (expense)	2,523	760	(638)	7,359	10,004
Other operating expense	11,147	2,143	317	23,574	37,181
Administrative and overhead expense allocation	11,496	2,928	251	(14,675)	-
Income tax expense (benefit)	(307)	5,948	1,608	578	7,827
Net income (loss)	$(479)	$11,053	$2,966	$779	$14,319

At September 30, 2001:
Investment securities	$-	$-	$374,210	$-	$374,210
Loans	155,530	1,010,910	-	112,239	1,278,679
Other	17,878	21,100	70,560	67,621	177,159
Total assets	$173,408	$1,032,010	$444,770	$179,860	$1,830,048

At December 31, 2000:
Investment securities	$-	$-	$384,619	$-	$384,619
Loans	169,839	944,436	-	176,915	1,291,190
Other	19,906	21,841	73,432	25,930	141,109
Total assets	$189,745	$966,277	$458,051	$202,845	$1,816,918

4.  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of SFAS Statement No. 133," which deferred the effective date of SFAS No. 133.  SFAS No. 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000.  Earlier application is permitted only as of the beginning of a fiscal quarter.  The application of SFAS No. 133, as amended, effective from January 1, 2001, did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 140 supersedes and replaces SFAS No. 125 of the same name and provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities.  The provisions of SFAS No. 140 are to be applied prospectively to transactions occurring after March 31, 2001.  The application of SFAS No. 140 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and provides accounting and reporting guidance on business combinations initiated after June 30, 2001.  The application of SFAS No. 141 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and provides accounting and reporting guidance on intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001.  The application of SFAS No. 142 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 provides accounting and reporting guidance on obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The application of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).  It also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The application of SFAS No. 144 is not expected to have a material impact on the Company’s consolidated financial statements.