Form 10-K
period 2001-12-31
CPB INC
filed 2002-03-28
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Mark One

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

Registrant’s telephone number, including area code:
(808) 544-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of class)
Preferred Share Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

As of February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $220,228,000.

As of February 28, 2002, the number of shares of common stock of the registrant outstanding was 7,942,522 shares.

The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated

2001 Annual Report to Shareholders	Parts II and IV

Definitive Proxy Statement for the Annual Meeting of Shareholders which was filed within 120 days of the fiscal year ended December 31, 2001	Part III

PART I

ITEM 1.  BUSINESS

General

CPB Inc. (the “Company”), a Hawaii corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  Pursuant to a Plan of Reorganization and Agreement of Merger, the Company was organized on February 1, 1982 to serve as a holding company for its subsidiary, Central Pacific Bank (the “Bank”).  The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization for the Company, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

Prior to November 2001, the Bank owned 100% of the outstanding stock of CPB Properties, Inc. (“CPB Properties”), a company which was a general and managing partner and 50% owner of CKSS Associates (“CKSS”), a Hawaii limited partnership.  CKSS owned the Central Pacific Plaza, the property in which the Company’s and the Bank’s headquarters and main office are located.  CKSS also owned the Kaimuki Plaza, the property in which the Bank’s Kaimuki branch office is located.  In addition, CPB Properties owned University Square, the building in which the Bank’s Moiliili branch office is located.   In June 2001, the Bank acquired the remaining 50% interest in CKSS from Kajima Development Corporation, Sumitomo Corporation, and Sumitomo Corporation of America for $18.5 million.  In November 2001, CPB Properties and CKSS were merged into the Bank.  The Bank also owns the land and buildings where its Hilo and Kailua-Kona branch offices are located and the building where its operations center facility is located.  See “ITEM 2. PROPERTIES.”

The Bank owns 100% of the outstanding stock of Central Business Club of Honolulu, Inc., whose principal business is the operation of a private food service facility.

The Bank also owns 99.8% and the Company owns 0.2% of the outstanding common stock of CPB Real Estate, Inc. (“CPBREI”), a real estate investment trust, which acquires, holds and manages stable, long-term real estate related assets including residential mortgage loans, commercial real estate loans and mortgage-backed securities.  CPBREI, incorporated in March 1998, was established to provide the Company with an alternate means of raising capital and to enhance federal and state tax strategies.  The impact of the tax strategies is discussed in Note 19 to the Company’s Consolidated Financial Statements in the 2001 Annual Report.  In November 1998, CPBREI issued 1,000 shares of Class A preferred stock to the Bank and certain employees of the Bank.  In September 2000, CPBREI issued 100 shares of Class B preferred stock to the Bank and 92 shares of Class C preferred stock to the Bank.  In August 2001, the Bank sold 100 shares of Class B preferred stock of CPBREI to third party investors.  At December 31, 2001, the Bank held 870 shares of CPBREI Class A preferred stock and 92 shares of CPBREI Class C preferred stock, and employees or former employees held 130 shares of CPBREI Class A preferred stock.

The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

The Bank is a full-service commercial bank that currently has 24 banking offices and 76 ATMs located throughout the State of Hawaii.  The Bank’s administrative and main offices are located in Honolulu, and there are nineteen other branches on the island of Oahu. In addition, the Bank operates one branch on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii.

Through its network of banking offices, the Bank emphasizes personalized services and offers a full range of banking services to small- and medium-sized businesses, professionals and individuals in Hawaii.  The Bank offers a variety of deposit instruments.  These include personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal (“NOW”) accounts, money market accounts and time certificates of deposit.

Lending activities of the Bank include granting of commercial, consumer and real estate loans.  The Bank offers inventory and accounts receivable financing, furniture, fixture and equipment financing, short-term operating loans, and commercial real estate and construction loans.  Consumer loans include home equity lines of credit, loans for automobiles, home improvement and debt consolidation, personal and professional lines of credit and other installment and term loans for other personal needs.

The Bank offers credit cards and VISA CHECK CARD, a debit card service, and is a member of the Star and Plus ATM Networks.  The Bank also offers an internet banking service through its website at cpbi.com as well as an Infoline service, providing telephonic account information and funds transfer services.

Other services of the Bank designed to service the needs of businesses and individuals include investment and life insurance services, business PC banking, travelers’ checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services.

The Bank’s Trust Division offers asset management and custody services for a variety of accounts including revocable and irrevocable trusts, agency accounts, guardianships of property, charitable remainder trusts and probates.

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

Bancwest Corporation had $21.6 billion in assets at year-end 2001. First Hawaiian Bank, the Hawaii-based subsidiary bank, has approximately 25% of the deposits in the State of Hawaii.

Pacific Century Financial Corporation had $10.6 billion in total assets at year-end 2001. Bank of Hawaii, its largest subsidiary, maintains approximately 25% of the deposits in the State of Hawaii.

American Savings Bank, a subsidiary of Hawaiian Electric Industries, held $6.0 billion in assets at year-end 2001. American Savings Bank has approximately 17% of the deposits in the State of Hawaii.

Based on total consolidated assets at December 31, 2001, the Company is the third largest bank holding company in the State of Hawaii and the Bank is the third largest commercial bank in the state maintaining approximately 6% of the deposit market share. With $1.8 billion in assets, the Bank is establishing its position in the market as a local community bank that is large enough to provide a wide range of banking services, yet small enough to deliver personalized service. In order to compete with the other financial services providers in the State of Hawaii, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet the needs of the communities served. The Bank remains competitive with pricing and superior service levels. The Bank also has a strong capital base that can support expansion opportunities that may better serve the community.

The banking and financial services industry in the State of Hawaii generally, and in the Bank’s target market areas, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “ITEM 1. BUSINESS - Supervision and Regulation - Financial Services Modernization Legislation.”

Economic Conditions, Government Policies, Legislation and Regulation

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature of and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted and adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See “ITEM 1. BUSINESS - Supervision and Regulation.”

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

The Company

The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act.  The Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.  The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt.  Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital.  See “ITEM 1.  BUSINESS – Supervision and Regulation - Capital Standards.”

The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries.  However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the Federal Reserve Board’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Company is also a “financial institution holding company” within the meaning of Section 412:1-109 of the Hawaii Revised Statutes. As such, the Company and its subsidiary are subject to examination by, and may be required to file reports with, the Hawaii Commissioner of Financial Institutions (the “Commissioner”).

The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

The Bank

The Bank, as a Hawaii chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner and the FDIC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a Hawaii chartered bank would result in a revocation of the Bank’s charter.  The Commissioner has many of the same remedial powers.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•                  Due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

•                  Standards for verifying customer identification at account opening;

•                  Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•                  Reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and

•                  Filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

Financial Services Modernization Legislation

General.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act of 1999 (the

“FSMA”).  The FSMA repeals the two affiliation provisions of the Glass-Steagall Act:  Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.  In addition, the FSMA also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.  The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

The law also:

•                  Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•                  Provides an enhanced framework for protecting the privacy of consumer information;

•                  Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•                  Modifies the laws governing the implementation of the Community Reinvestment Act; and

•                  Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Company and the Bank do not believe that the FSMA will have a material adverse effect on operations in the near-term.  However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.  The FSMA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

Financial Holding Companies.  Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•                  Securities underwriting;

•                  Dealing and market making;

•                  Sponsoring mutual funds and investment companies;

•                  Insurance underwriting and agency;

•                  Merchant banking; and

•                  Activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company.  No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board:

•                  Lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

•                  Providing any devise or other instrumentality for transferring money or other financial assets; or

•                  Arranging, effecting or facilitating financial transactions for the account of third parties.

A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company is not currently a financial holding company as that term is defined under federal law. Management of the Company has not determined at this time whether it will seek an election to become a financial holding company.

Expanded Bank Activities. The FSMA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary.  It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the laws of the State of Hawaii do not permit the Bank to engage in all of the activities permissible to national banks, the Bank may be at a competitive disadvantage to national banks located in its market area that may offer such expanded financial products.

Privacy. Under the FSMA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•                  Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•                  Annual notices of their privacy policies to current customers; and

•                  A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company’s financial condition or results of operations.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $102.7 million at December 31, 2001.  In addition, the Commissioner and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Compliance with the capital standards set forth by the FDIC or restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. The Commissioner may impose similar limitations on the conduct of Hawaii-chartered banks. See “ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards” and “ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms” for further discussion of restrictions on capital distributions.

Transactions with Affiliates

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company, or to or in any other affiliate, are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). The State of Hawaii also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2001.

	As of December 31, 2001
	Actual Amount	Ratio	Required Amount	Ratio	Excess Amount	Ratio
	(Dollars in thousands)
Leverage ratio	$149,912	8.22%	$72,934	>=4.00%	$76,978	4.22%
Tier 1 risk-based ratio	$149,912	9.91%	$60,506	>=4.00%	$89,406	5.91%
Total risk-based ratio	$168,890	11.17%	$121,013	>=8.00%	$47,877	3.17%

The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2001.

	As of December 31, 2001
	Actual Amount	Ratio	Required Amount	Ratio	Excess Amount	Ratio
	(Dollars in thousands)
Leverage ratio	$152,970	8.43%	$72,626	>=4.00%	$80,344	4.43%
Tier 1 risk-based ratio	$152,970	10.12%	$60,462	>=4.00%	$92,508	6.12%
Total risk-based ratio	$171,935	11.37%	$120,925	>=8.00%	$51,010	3.37%

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•                  Making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•                  Inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and

•                  Engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On December 14, 2001, the Federal Reserve Board amended its regulations aimed at curbing such lending.  Compliance is not mandatory until October 1, 2002.  The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under this act:

•                  Interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;

•                  Subordinate-lien loans of 10 percentage points above Treasury securities; and

•                  Fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the rule bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law - which says loans should not be made to people unable to repay them - unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

The Bank is unable at this time to determine the impact of these rule changes and potential state action in this area on its financial condition or results of operation.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2001, the Bank and the Company exceeded the required ratios for classification as “well capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund, the FDIC insures the deposits of the Company’s depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the Bank Insurance Fund is nearing its minimum ratio of 1.25% of insured deposits as mandated by law.  If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996.  Any increase in assessments or the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the Company’s subsidiary depository institutions could have a material adverse effect on the Company’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $0.0184 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Proposed Legislation

From time to time, new laws are proposed that could have an effect on the financial institutions industry.  For example, deposit insurance reform legislation has recently been introduced in the U.S. Senate and House of Representatives that would:

•                  Merge the Bank Insurance Fund and the Savings Association Insurance Fund.

•                  Increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.

•                  Increase deposit insurance coverage limits for municipal deposits.

•                  Double deposit insurance coverage limits for individual retirement accounts.

•                  Replace the current fixed 1.25 designated reserve ratio with a reserve range of 1–1.5%, giving the FDIC discretion in determining a level adequate within this range.

While we cannot predict whether such proposals will eventually become law, if they do become law, they could have an effect on our operations and the way we conduct business.

Interstate Banking and Branching

The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits.  The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state.  The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to certain laws of the states in which they are located.  Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The federal banking agencies may take compliance with such laws and Community Reinvestment Act obligations into account when regulating and supervising other activities.  Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the Community Reinvestment Act.

A bank’s compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.  Based on an examination conducted July 12, 1999, the Bank received a Satisfactory rating.

Federal Home Loan Bank Reform

The FSMA made significant reforms to the Federal Home Loan Bank system, including:

•                  Expanded Membership – (i) Expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

•                  New Capital Structure -   Each Federal Home Loan Bank is allowed to establish two classes of stock:  Class A is redeemable within six months of notice; and Class B is redeemable within five years of notice.  Class B is valued at 1.5 times the value of Class A stock.  Each Federal Home Loan Bank will be required to maintain minimum capital equal to 5% of equity.  Each Federal Home Loan Bank, including our Federal Home Loan Bank of Seattle, submitted capital plans for review and approval by the Federal Housing Finance Board.

•                  Voluntary Membership – Federally chartered savings associations are no longer required to be members of the system.

•                  REFCorp Payments – Changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980’s from a fixed amount to 20% of net earnings after deducting certain expenses.

At this time, it is not possible to predict the impact, if any, such changes or capital plans will have on our financial condition or results of operation.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2001, the Bank was in compliance with these requirements.

Nonbank Subsidiaries

The Bank’s nonbank subsidiaries are also subject to the laws and regulations of both the federal government and the state in which they conduct business.

Employees

At February 28, 2002, the Company employed 531 persons, 465 on a full-time basis and 66 on a part-time basis.  Management of the Company believes that it has favorable employee relations.  The Company is not a party to any collective bargaining agreement.

Selected Statistical Information

The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company and the Bank.  These tables should be read in conjunction with the information contained in “ITEM 6.  SELECTED FINANCIAL DATA,” “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and “ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Loan Portfolio

Total loans increased to $1,268.7 million at December 31, 2001, compared with $1,291.2  million at the end of 2000, and $1,170.5 million at the end of 1999.

The Bank emphasizes residential and commercial mortgage loans, business loans to professionals and middle-market companies and consumer loans.  The Bank’s marketing strategy for generating new loans includes a business calling program that requires officers at all levels to make client development visits to local businesses each month.  In addition, the Bank uses television, radio, print and direct mail marketing.

A significant portion of the Bank’s loan portfolio is secured by real estate.  Management believes that the Bank’s underwriting guidelines, including collateral requirements, provide the Bank with protection against losses on delinquent loans. However, due to continuing economic uncertainty, Management is cautious in its growth expectation for the local economy in 2002 and a lack of significant improvement or a slowdown in the state’s economy is likely to have a negative impact on the Company’s growth and levels of nonperforming loans and related loan losses in the future. See “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Provision and Allowance for Loan Losses,” “Nonperforming Assets” and “Financial Condition.”

At December 31, 2001, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code which exceeded 10% of the Bank’s total loans.

The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table I.  Loans by Categories

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Commercial, financial and agricultural	$233,629	$233,482	$186,960	$189,796	$146,779

Real estate — construction	131,633	72,079	45,388	61,375	45,082

Real estate — mortgage — residential	348,943	383,404	373,415	337,213	331,347

Real estate — mortgage — commercial	504,346	558,586	526,801	482,849	449,417

Consumer	50,106	43,639	37,912	34,679	68,398

Total loans	1,268,657	1,291,190	1,170,476	1,105,912	1,041,023

Allowance for loan losses	24,564	22,612	20,768	20,066	19,164

Net loans	$1,244,093	$1,268,578	$1,149,708	$1,085,846	$1,021,859

Commercial, Financial and Agricultural.  Loans in this category consist primarily of loans to small and middle-market businesses and professionals located in Hawaii.  The Bank typically looks to the borrower’s business as the principal source of repayment, although the Bank’s underwriting policy generally requires additional sources of collateral, including real estate. Commercial loan volumes increased in 2001 to $233.6 million at December 31, 2001, from $233.5 million at year-end 2000 and $187.0 million at year-end 1999.

Real Estate - Construction.  Real estate - construction loans increased to $131.6 million at year-end 2001, from $72.1 million at the end of 2000 and $45.4 million in 1999.  The majority of the construction loans provided by the Bank in this category were used for residential development projects.  Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

Real Estate - Mortgage - Residential.  Residential mortgage loans of $348.9 million at year-end 2001 were comprised primarily of adjustable rate one-to-four family first mortgages. In general, the Bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 2001 totaled $1.7 million.  Home equity lines of credit of $69.2 million at December 31, 2001, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

Real Estate - Mortgage - Commercial.  The major components of the Bank’s portfolio of commercial mortgage loans at December 31, 2001 included $132.3 million for stores and offices, and $166.2 million for warehouses and industrial buildings.

The following table sets forth certain information with respect to the composition of the Bank’s Real Estate - Mortgage loan portfolio as of the dates indicated.

Table II.  Mortgage Loan Portfolio Composition

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Residential: 1-4 units	$247,779	29.0%	$349,076	37.1%	$364,465	40.5%	$322,920	39.4%	$323,283	41.4%
5 or more units	101,164	11.9	34,328	3.6	8,950	1.0	14,293	1.7	8,064	1.0
Commercial, industrial and Other	504,346	59.1	558,586	59.3	526,801	58.5	482,849	58.9	449,417	57.6

Total	$853,289	100.0%	$941,990	100.0%	$900,216	100.0%	$820,062	100.0%	$780,764	100.0%

Consumer Loans. The following table sets forth the primary components of the Bank’s Consumer loan portfolio as of the dates indicated.

Table III.  Consumer Loan Portfolio Composition

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Automobile	$23,765	47.4%	$22,852	52.4%	$19,462	51.3%	$20,214	58.3%	$25,874	37.8%

Credit cards and other revolving credit plans	17,415	34.8	12,010	27.5	7,955	21.0	4,003	11.5	26,058	38.1
Other	8,926	17.8	8,777	20.1	10,495	27.7	10,462	30.2	16,466	24.1

Total	$50,106	100.0%	$43,639	100.0%	$37,912	100.0%	$34,679	100.0%	$68,398	100.0%

Automobile loans, comprised primarily of indirect dealer loans, totaled $23.8 million or 47.4% of the consumer loan portfolio in 2001.  This figure includes $23.4 million in indirect automobile loans.

Revolving credit plans increased to $17.4 million at December 31, 2001, from $12.0 million at year-end 2000.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of the Bank’s loan portfolio at December 31, 2001.  The table excludes real estate loans (other than construction loans) and consumer loans.

Table IV.  Maturity Distribution of Commercial and Construction Loans

	Maturing
	One year or less	Over one through five years	Over five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$75,486	$97,244	$60,899	$233,629
Real estate – construction	57,145	46,441	28,047	131,633
Total	$132,631	$143,685	$88,946	$365,262

The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table V.  Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through five years	Over five years	Total
	(Dollars in thousands)
With fixed interest rates	$44,442	$36,175	$80,617
With variable interest rates	99,243	52,771	152,014
Total	$143,685	$88,946	$232,631

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses on loans and other extensions of credit, including off-balance sheet credit exposures.  The adequacy of the allowance for loan losses is based upon management’s evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience.

During 2001, $3.0 million was provided for loan losses compared to $4.5 million in 2000 and $3.7 million in 1999.  In 2001, the Bank experienced net charge-offs of $1.0 million, compared with net charge-offs of $2.7 million in 2000 and $3.0 million in 1999.  The allowance for loan losses at December 31, 2001 was $24.6 million, compared to $22.6 million at December 31, 2000 and $20.8 million at December 31, 1999.  The ratio of the allowance for loan losses to total loans was 1.94%, 1.75% and 1.77% at December 31, 2001, 2000 and 1999, respectively.

Management believes that the allowance for loan losses at December 31, 2001 was adequate to absorb known and inherent risks in the portfolio. However, no assurance can be given that economic conditions which may adversely affect the Bank’s service areas or other circumstances, such as material and sustained declines in real estate values, will not result in increased losses in the Bank’s loan portfolio.  See “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Provision and Allowance for Loan Losses” and “Nonperforming Assets.”

The following table sets forth certain information with respect to the Bank’s allowance for loan losses as of the dates or for the periods indicated.

Table VI.  Allowance for Loan Losses

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Average amount of loans outstanding	$1,270,450	$1,223,648	$1,153,623	$1,071,350	$1,044,538

Allowance for loan losses:
Balance at beginning of year	$22,612	$20,768	$20,066	$19,164	$19,436
Charge-offs:
Commercial, financial and agricultural	231	375	425	980	1,139
Real estate – construction	—	—	—	—	—
Real estate – mortgage – residential	685	913	1,268	1,993	786
Real estate – mortgage – commercial	1,227	1,905	1,569	2,102	867
Consumer	386	399	286	1,506	1,250
Total	2,529	3,592	3,548	6,581	4,042
Recoveries:
Commercial, financial and agricultural	386	123	65	213	34
Real estate – construction	—	—	—	—	—
Real estate – mortgage – residential	722	101	144	52	44
Real estate – mortgage – commercial	267	518	120	410	—
Consumer	106	194	221	208	192
Total	1,481	936	550	883	270
Net loans charged off	1,048	2,656	2,998	5,698	3,772
Provision charged to operations	3,000	4,500	3,700	6,600	3,500

Balance at end of year	$24,564	$22,612	$20,768	$20,066	$19,164

Ratios:
Allowance for loan losses to loans outstanding at end of year	1.94%	1.75%	1.77%	1.81%	1.84%
Net loans charged off during year to average loans outstanding during year	0.08%	0.22%	0.26%	0.53%	0.36%

The Bank’s practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management’s risk assessment.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table VII.  Allocation of Allowance for Loan Losses

	December 31,
	2001		2000		1999		1998		1997
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,300	18.4%	$4,200	18.1%	$2,600	16.0%	$3,900	17.2%	$2,700	14.1%
Real estate construction	1,700	10.4	700	5.6	100	3.9	100	5.5	100	4.3
Real estate mortgage—residential	1,200	27.5	2,800	29.7	2,700	31.9	2,700	30.5	2,400	31.9
Real estate mortgage commercial	12,600	39.8	8,900	43.3	7,000	45.0	7,100	43.7	6,700	43.1
Consumer	300	3.9	300	3.3	300	3.2	400	3.1	900	6.6
Unallocated	3,464	N/A	5,712	N/A	8,068	N/A	5,866	N/A	6,364	N/A

Total	$24,564	100.0%	$22,612	100.0%	$20,768	100.0%	$20,066	100.0%	$19,164	100.0%

Investment Portfolio

The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.

Table VIII.  Distribution of Investment Securities

	December 31,
	2001		2000		1999
	Held to maturity (at amortized cost)	Available for sale (at fair value)	Held to maturity (at amortized cost)	Available for sale (at fair value)	Held to maturity (at amortized cost)	Available for sale (at fair value)
			(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies	$31,612	$272,377	$40,227	$244,472	$48,733	$173,415
States and political subdivisions	38,247	33,166	45,829	29,311	52,834	22,689
Other	—	16,545	—	24,780	—	23,999
Total investment securities	$69,859	$322,088	$86,056	$298,563	$101,567	$220,103

The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of stockholders’ equity at December 31, 2001.  Except for loans disclosed in “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Nonperforming Assets,” the Bank did not have any other nonperforming or potentially problem interest-bearing assets at December 31, 2001.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio at December 31, 2001.

Table IX.  Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Book value	Weighted average yield(1)
	(Dollars in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$14	6.022%
After one but within five years	21,428	6.370
After five but within ten years	4,367	6.568
After ten years	5,803	7.113
Total U.S. Treasury and other U.S. Government agencies	31,612	6.534

States and political subdivisions:
Within one year	68	8.500
After one but within five years	16,418	6.671
After five but within ten years	15,880	6.305
After ten years	5,881	9.255
Total states and political subdivisions	38,247	6.920

Total held-to-maturity portfolio	$69,859	6.745%

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$3,038	6.112%
After one but within five years	82,502	5.924
After five but within ten years	36,677	6.591
After ten years	150,160	6.169
Total U.S. Treasury and other U.S. Government agencies	272,377	6.152

States and political subdivisions:
Within one year	—	—
After one but within five years	4,033	7.715
After five but within ten years	10,587	7.193
After ten years	18,546	8.315
Total states and political subdivisions	33,166	7.890
Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	16,545	6.567
Total other	16,545	6.567

Total available-for-sale portfolio	$322,088	6.352%

Total investment securities	$391,947	6.423%

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

Total deposits at December 31, 2001, 2000 and 1999 were $1,450.9 million, $1,363.1 million and $1,305.7 million, respectively.  Deposits increased by 6.4% in 2001 compared with a 4.4% growth rate in 2000. Interest-bearing deposits, excluding time deposits of $100,000 and over, increased by 13.2% in 2001 compared with a 1.2% decrease in 2000.  Noninterest-bearing deposits increased by 19.6% in 2001 compared with a 2.6% decrease in 2000.  The Bank’s ratio of core deposits to total deposits was 74.6% at December 31, 2001, compared to 69.3% at year-end 2000 and 73.4% at year-end 1999. Time deposits of $100,000 and over were $368.8 million at year-end 2001 compared with $418.4 million at December 31, 2000, and $346.9 million at year-end 1999.  See “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition.”

The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated.  Average balances are computed using daily average balances.

Table X.  Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2001		2000		1999
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
			(Dollars in thousands)
Noninterest-bearing demand deposits	$198,725	—%	$186,557	—%	$177,841	—%
Interest-bearing demand deposits	117,205	1.00	106,922	1.12	104,320	1.10
Savings and money market deposits	397,813	2.09	390,132	2.37	424,466	2.34
Time deposits	674,093	4.51	632,716	5.18	559,650	4.47
TOTAL	$1,387,836	2.87%	$1,316,327	3.28%	$1,266,277	2.85%

The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

Table XI.  Remaining Maturities of Large Certificates of Deposit

December 31, 2001
(Dollars in thousands)
Three months or less	$180,453
Over three through six months	83,402
Over six through twelve months	77,504
Over twelve months	27,435
Total	$368,794

ITEM 2.  PROPERTIES

All Bank properties, except for the properties in which the Hilo, Kailua-Kona and Moiliili branches and the operations center are situated, are occupied under leases which expire on various dates through 2038, and, in most instances, include options to renew.  These leases generally contain renewal options for periods ranging from 5 to 15 years. For the year ended December 31, 2001, net rent expense under these leases aggregated $3.2 million.  For additional information relating to lease rental expense and commitments, see Note 17 to the Company’s Consolidated Financial Statements in the 2001 Annual Report.

CPB Properties was a general partner and the managing partner with a 50% interest in CKSS.  Other partners in CKSS were Kajima Development Corporation, a general partner, Sumitomo Corporation, a limited partner, and Sumitomo Corporation of America, a limited partner.  CKSS was formed to develop, construct and lease a 22-story office building complex in the downtown financial district of Honolulu at the corner of King and Alakea Streets (the ”Central Pacific Plaza”).  The Company’s and the Bank’s headquarters are located in the Central Pacific Plaza.  The Central Pacific Plaza contains approximately 235,000 square feet of rentable space of which approximately 73,000 square feet are occupied by the Company.

In October 1992, CPB Properties, as lessor, entered into a lease agreement with CKSS for certain real property located in Kaimuki, Hawaii, effective from January 1, 1993 to December 31, 2047.  Under the terms of the lease, CKSS developed a 4-story office building (the ”Kaimuki Plaza”).

In June 2001, the Bank acquired the remaining 50% interest in CKSS for $18.5 million.  In November 2001, CPB Properties and CKSS were merged into the Bank.

The Bank holds title to the land and building in which the Hilo and Kailua-Kona branch offices and operations center are situated.  The Bank also hold title to the building in which the Moiliili branch office is situated.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2001.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of February 28, 2002, the executive officers of the Company, their positions, principal occupation during the past five years and ages.  Each officer is appointed by the Board of Directors of the Company and serves at its pleasure.

Name and Position	Principal Occupation During Past Five Years	Age
Joichi Saito Chairman of the Board and Chief Executive Officer	Chairman of the Board and Chief Executive Officer of the Bank (1996-Present)	66

Clint L. Arnoldus President	President and Chief Operating Officer of the Bank (2002-Present); Chairman, President and Chief Executive Officer, Community Bank (1998-2001); Chairman, President and Chief Executive Officer, The Bank of New Mexico (1996-1998); Chairman and Chief Executive Officer, First Interstate Bank of Nevada (1993-1996)	55

Austin Y. Imamura Vice President and Secretary	Executive Vice President and Secretary of the Bank (1991-Present)	55

Neal K. Kanda Vice President and Treasurer	Executive Vice President of the Bank (1996-Present); Executive Vice President and Controller of the Bank (1993-1996)	53

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For information concerning the market for the Company’s common stock and related shareholder matters, see “MARKET PRICE OF COMMON STOCK” and "SHAREHOLDERS OF RECORD AND DIVIDEND DECLARATION & DIVIDEND POLICY" contained in the 2001 Annual Report, which is incorporated herein by reference, and “ITEM 1.  BUSINESS - Supervision and Regulation - Restrictions Upon Affiliate Transactions.”

In 2001, as part of the Company’s stock repurchase program, the Company’s board of directors authorized the repurchase and retirement of shares of the Company’s common stock up to a total consideration of $10 million.  During 1999 and 2000, the Company’s board of directors approved stock repurchases up to $37 million.  During 2001, 596,080 shares were repurchased for a total consideration of $17.4 million.  For the past three years ended December 31, 2001, the Company has repurchased 1,966,219 shares for a total consideration of $50.3 million. Further results and discussion of the Company’s stock repurchase program are discussed in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” contained in the 2001 Annual Report, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

For selected financial data concerning the Company, see “SELECTED CONSOLIDATED FINANCIAL DATA” contained in the 2001 Annual Report, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For Management’s discussion and analysis of financial condition and results of operations, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” contained in the 2001 Annual Report, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

For quantitative and qualitative disclosures regarding market risk, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,” in the 2001 Annual Report, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements of the Company, see “SUPPLEMENTARY FINANCIAL INFORMATION,” and “CONSOLIDATED FINANCIAL STATEMENTS AND NOTES,” including the INDEPENDENT AUDITOR’S REPORT” thereon, in the 2001 Annual Report, which is incorporated herein by reference.  See “ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K” below for financial statements filed as a part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “ELECTION OF DIRECTORS - Compensation of Directors and Executive

Officers” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “INTRODUCTION - Principal Shareholders,” and “ELECTION OF DIRECTORS” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “ELECTION OF DIRECTORS - Certain Transactions” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a) 1.       Financial Statements

The following financial statements included in the Company’s 2001 Annual Report are incorporated herein by reference.  Page number references are to page numbers in the 2001 Annual Report.

Page
CPB Inc. and Subsidiary:

Independent Auditors’ Report	47

Consolidated Balance Sheets at December 31, 2001 and 2000	22

Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999	23

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2001, 2000 and 1999	24

Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999	25

Notes to Consolidated Financial Statements	26

(a) 2.       All schedules required by this Item 14(a) 2. are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.       Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation of CPB Inc., as amended (1)

3.2	Amended Bylaws of CPB Inc. (2)

10.1

Agreement for Sale and Purchase of Partnership Interests, dated June 25, 2001, by and among Kajima Development Corporation, Sumitomo Corporation, Sumitomo Corporation of America, as Sellers, Central Pacific Bank as Purchaser, and CPB Properties, Inc.

10.2	Termination of Share Purchase Agreement, dated as of October 22, 2001, by and between CPB Inc. and The Sumitomo Bank, Limited

10.3

Plan of Merger of CPB Properties, Inc. with and into Central Pacific Bank and Articles of Merger as filed with the State of Hawaii Department of Commerce and Consumer Affairs on October 29, 2001 effective at 4:59 p.m. on October 31, 2001

10.4

Certificate of Cancellation of Limited Partnership for CKSS Associates, as filed with the State of Hawaii Department of Commerce and Consumer Affairs on October 29, 2001 effective at 5 p.m. October 31, 2001

10.5

Lease dated February 1, 1983 by and between CKSS Associates and Central Pacific Bank, as amended by First Amendment of Lease between CKSS Associates and Central Pacific Bank dated March 3, 1984, as amended by Second Amendment of Lease between CKSS Associates and Central Pacific Bank dated April 3, 1987, as amended by Third Amendment of Lease between CKSS Associates and Central Pacific Bank dated September 24, 1992 (2)

10.6	Share Purchase Agreement dated as of November 20, 1986 by and among The Sumitomo Bank, Limited and CPB Inc. (2)

10.7	Common Stock Purchase Warrant issued December 16, 1996 to The Sumitomo Bank, Limited (5)

10.8	Form of Common Stock Purchase Warrant issued July 30, 1997 to The Sumitomo Bank, Limited (1)

Exhibit No.	Document

10.9	Split Dollar Life Insurance Plan (3)(9)

10.10	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan (9)

10.11	Central Pacific Bank Supplemental Executive Retirement Plan (5)(9)

10.12	CPB Inc. 1986 Stock Option Plan, as amended (4)(9)

10.13	CPB Inc. 1997 Stock Option Plan, as amended (5)(9)

10.14	License and Service Agreement dated July 30, 1997 by and between Central Pacific Bank and Fiserv Solutions, Inc. (6)

10.15	CPB Inc. Directors Deferred Compensation Plan (9)

13	Annual Report to Shareholders for the year ended December 31, 2001 (parts not incorporated by reference are furnished for informational purposes and are not filed herewith)

21	Subsidiaries of CPB Inc.

23	Consent of KPMG LLP

99	Proxy Statement for Annual Meeting of Shareholders to be held on April 23, 2002 (8)

(1)           Filed as Exhibit 3.1 and 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

(2)           Filed as Exhibit 3.2, 10.10, and 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

(3)           Filed as Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(4)           Filed as Exhibit 28.1 to registrant’s Registration Statement on Form S-8 Registration No. 33-11462, filed with the Securities and Exchange Commission on January 22, 1987, which is incorporated herein by this reference.

(5)           Filed as Exhibits 10.6, 10.8 and 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(6)           Filed as Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(7)           Filed as Exhibits 3.2, 10.10 and 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

(8)           Filed with the Securities and Exchange Commission on March 19, 2002, and incorporated herein by reference.

(9)           Denotes management contract or compensation plan or arrangement.

(b)           The Company filed no reports on Form 8-K during the fourth quarter of 2001.

(c)           The exhibits listed in Item 14(a)3. are incorporated herein by reference or attached hereto.

(d)           All schedules required by this Item 14(d) are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002
CPB INC.
(Registrant)

JOICHI SAITO Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joichi Saito	Chairman of the Board and Chief	March 28, 2002
Joichi Saito	Executive Officer (Principal Executive Officer), Director

/s/ Neal K. Kanda	Vice President, Treasurer	March 28, 2002
Neal K. Kanda	(Principal Financial Officer, Principal Accounting Officer)

/s/ Paul Devens	Director	March 28, 2002
Paul Devens

/s/ Alice F. Guild	Director	March 28, 2002
Alice F. Guild

/s/ Dennis I. Hirota	Director	March 28, 2002
Dennis I. Hirota, Ph.D.

/s/ Clayton K. Honbo	Director	March 28, 2002
Clayton K. Honbo

/s/ Stanley W. Hong	Director	March 28, 2002
Stanley W. Hong

/s/ Daniel M. Nagamine	Director	March 28, 2002
Daniel M. Nagamine

/s/ Clint L. Arnoldus	President, Director	March 28, 2002
Clint L. Arnoldus