Form 10-Q
period 2002-03-31
CPB INC
filed 2002-05-10
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

(808)544-0500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value;

Outstanding at May 8, 2002: 7,949,445 shares

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial statements listed below are filed as a part hereof.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For the first quarter of 2002, CPB Inc. (the “Company”) reported net income of $7.540 million, an increase of 41.5% over the $5.328 million reported in the first quarter of 2001.   This increase was primarily driven by an increase in net interest income, a reduction in provision for loan losses, and an increase in fee income.

Total assets as of March 31, 2002 were $1.861 billion, an increase over the $1.772 billion reported a year ago, and $1.836 billion reported at year-end 2001. Net loans totaled $1.250 billion, an increase of $34.5 million or 2.8% over the first quarter of 2001, and $5.4 million or 0.4% over year-end 2001.  Total deposits of $1.476 billion increased by $98.1 million or 7.1% from March 31, 2001, and $25.2 million or 1.7% from year-end 2001.

The following table presents annualized returns on average assets and average stockholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2002	2001
Annualized return on average assets	1.63%	1.20%

Annualized return on average stockholders’ equity	19.89%	14.60%

Basic earnings per share	$0.95	$0.63
Diluted earnings per share	$0.93	$0.62

Hawaii’s economy showed slight signs of improvement in 2002. The state’s unemployment rate, which peaked in November 2001 at 5.6% following the events of September 11, 2001, was 4.3% in March 2002.(1) The unemployment rate was 3.9% a year ago.(2)  For 2002, the state unemployment rate is forecasted to be 4.5%.(3) On the national level, the unemployment rate was 6.1% at March 2002, compared to 4.6% a year ago.(4)

Hotel occupancy rates in March 2002 totaled 72%, an improvement over the 57% reported during the fourth quarter of 2001.(5) Visitor arrivals in March 2002, while 7.6% below 2001 levels, continued the gradual upward trend in arrivals subsequent to September 2001.(6)  In 2002, visitor arrivals are forecasted to grow by 3%.(7) Japanese visitor arrivals, which decreased by 19% in 2001, are expected to grow by 0.2% in 2002.(8)

Residential home sales for the first quarter of 2002 were $480 million, an increase of 10.8% over the same period last year.(9) The median sales price for single family homes and condominiums increased over the same period last year by 6.8% and 6.4%, respectively.(10) Favorable mortgage interest rates and an improving local economy are the driving forces behind this increase.

(1)  Hawaii State Department of Labor and Industrial Relations.

(2)  Ibid.

(3)  University of Hawaii Economic Research Organization.

(4)  Hawaii State Department of Labor and Industrial Relations.

(5)  Hawaii State Department of Business, Economic Development & Tourism.

(6)  Ibid.

(7)  University of Hawaii Economic Research Organization.

(8)  Ibid.

(9)  Honolulu Board of Realtors.

(10)  Ibid.

The results of operations of the Company in 2002 may be directly impacted by the ability of the Hawaii economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

Certain matters discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among other things, net interest income, net interest margin, the levels of nonperforming loans, loan losses and the allowance for loan losses, noninterest income and noninterest expense.  Important factors that could cause the results to differ from those discussed in this report include, but are not limited to, changes in market interest rates, general business conditions in the state of Hawaii, the real estate market in Hawaii, competitive conditions among financial institutions, regulatory changes in the financial services industry, and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Net Interest Income

A comparison of net interest income for the three months ended March 31, 2002 and 2001 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)
Interest income	$29,643	$34,573
Interest expense	7,935	15,344
Net interest income	$21,708	$19,229

Net interest margin	5.07%	4.60%

Interest income decreased by $4.930 million or 14.3% in the first quarter of 2002. Average interest earning assets were $1.712 billion for the first quarter, a 2.4% increase over the same period last year and a 2.2% increase over the entire 2001. The yield on interest earning assets was 6.93% for the first quarter of 2002, a decrease from 8.27% for the same period in 2001 and 7.83% for the entire 2001.

For the quarter ended March 31, 2002, interest and fees on loans decreased by $4.7 million or 16.8% from the same period last year. Interest and dividends on investment securities decreased by $246,000 or 3.8% from the same quarter last year. Income from both loans and investment securities were impacted by lower rates resulting from U.S. monetary policy offset by higher average balances.

Interest expense for the first quarter of 2002 decreased $7.4 million or 48.3%, compared to the same period in 2001, primarily due to lower interest rates offset by higher average interest-bearing liabilities. Average interest-bearing liabilities totaled $1.429 billion in the first quarter of 2002, increasing by $25.2 million or 1.8% from the same period last year, due to increases in money market savings accounts, offset by decreases in time deposits, and long-term borrowings. Compared to the entire 2001, average interest-bearing liabilities increased $23.5 million or 1.7%. The average rate on interest-bearing liabilities for the first quarter of 2002 decreased to 2.22%, compared to 4.37% for the first quarter of 2001 and 3.66% for the entire 2001.

The resultant net interest income for the first quarter of 2002 increased by $2.5 million or 12.9%, over the same period in 2001. The net interest margin increased to 5.07% for the first quarter of 2002 from 4.60% in the first quarter of 2001, and 4.76% for the entire 2001.  Interest rate decreases in 2001 have favorably impacted net interest income and net interest margin. However, strong competition for both loans and core deposits is expected to continue, and may create additional pressure on net interest margin.

Provision for Loan Losses

Provision for loan losses is determined by Management’s ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses.  The Company, considering current information and events regarding a borrower’s ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral.  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.  For smaller-balance homogeneous loans, primarily residential real estate and consumer loans, the allowance for loan losses is based upon Management’s evaluation of the quality, character and risks inherent in the loan portfolio, current and projected economic conditions, and historical loan loss experience.  The allowance is increased by provisions charged to operating expense and reduced by loan charge-offs, net of recoveries.

The following table sets forth certain information with respect to the Company’s allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$24,564	$22,612

Provision for loan losses	300	750

Loan charge-offs:
Real estate:
Mortgage-commercial	—	—
Mortgage-residential	65	414
Commercial, financial and agricultural	—	—
Consumer	133	93
Other	1	—
Total loan charge-offs	199	507

Recoveries:
Real estate:
Mortgage-commercial	1	2
Mortgage-residential	26	48
Commercial, financial and agricultural	1	318
Consumer	26	31
Other	—	—
Total recoveries	54	399

Net loan charge-offs	145	108

Balance at end of period	$24,719	$23,254

Annualized ratio of net loan charge-offs to average loans	0.05%	0.03%

The provision for loan losses of $300,000 for the first quarter decreased by 60.0% from the amounts provided in the same period in 2001.  This decrease was driven by an improvement in asset quality.   For the first quarter, net loan charge-offs of $145,000 in 2002 and $108,000 in 2001, when expressed as an annualized percentage of average total loans, were 0.05% and 0.03%, respectively.

Following the events of September 11,  2001, Management identified certain borrowers in the travel and tourism sectors who may be impacted by the downturn in Hawaii’s economy.  As of March 31, 2002, the total credit exposure to these borrowers was approximately $106.9 million.  These loans have been closely monitored for deterioration in credit quality.

The allowance for loan losses expressed as a percentage of total loans was 1.94% at March 31, 2002, increasing from 1.88% at March 31, 2001 and unchanged from year-end 2001.  The year-to-year increase was due to anticipated losses relating to the downturn in the economy. Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

	March 31, 2002	December 31, 2001	March 31, 2001
(Dollars in thousands)
Nonaccrual loans:
Real estate:
Mortgage-commercial	$2,629	$1,471	$4,524
Mortgage-residential	487	585	1,878
Commercial, financial and agricultural	324	363	—
Consumer	—	2	—
Other	—	—	—
Total nonaccrual loans	3,440	2,421	6,402

Other real estate	—	812	664
Total nonperforming assets	3,440	3,233	7,066

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	—	163	—
Mortgage-residential	399	133	317
Commercial, financial and agricultural	2	122	286
Consumer	5	25	2
Other	11	—	—
Total loans delinquent for 90 days or more	417	443	605

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	—	—	455
Total restructured loans still accruing interest	—	—	455

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$3,857	$3,676	$8,126

Total nonperforming assets as a percentage of loans and other real estate	0.27%	0.25%	0.57%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.30%	0.29%	0.62%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.30%	0.29%	0.66%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $3.9 million at March 31, 2002, a decrease of $4.3 million from a year ago and an increase of $0.2 million from year-end 2001. Nonaccrual loans totaled $3.4 million at March 31, 2002, a decrease of 46.3% from a year ago and an increase of 42.1% from year-end 2001.

Nonaccrual commercial mortgage loans totaled $2.6 million, a decrease of $1.9 million from a year ago and an increase of $1.2 million from year-end 2001.  These changes were primarily due to the write-off of two large loans totaling $3.5 million in December 2001, and the addition of one loan totaling $1.2 million in March 2002. Nonaccrual residential mortgage loans totaled $0.5 million at March 31, 2002, a decrease of 74.1% from the same period last year.  This decrease was primarily attributed to transfers to other real estate totaling $1.4 million. Loans delinquent for 90 days or more and still accruing interest totaled $0.4 million at March 31, 2002, a decrease from $0.6 million reported at the same period last year, and relatively unchanged from year-end 2001. Impaired loans, representing two loans, totaled $1.8 million at March 31, 2002, compared to one loan totaling $0.5 million at the same period last year and four loans totaling $1.5 million at year-end 2001.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  As of March 31, 2002, there was no significant impact on nonperforming assets due to the September 11th events.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

For the first quarter of 2002, total other operating income was $3.9 million, an increase of 5.8% over the same period last year.  Excluding the impact of securities transactions, total other operating income was $3.5 million, a slight decrease of 0.8% from the first quarter of 2001. Service charges on deposit accounts and other fee income increased by $0.4 million over the first quarter of 2001.  This increase was primarily due to fee enhancement initiatives which were implemented in 2001. Offsetting this increase was a reduction in other operating income in 2002 due to the acquisition of the remaining interest in CKSS Associates, a limited partnership, in the second quarter of 2001.  Rental income from the partnership, which was being recorded in other operating income, is now a component of occupancy expense. Included in other operating income in the first quarter of 2001 was a $601,000 gain on the sale of $54 million in residential mortgage loans.

Other Operating Expense

Total other operating expense was $13.0 million for the first quarter of 2002, a decrease of 4.1% over the same period last year.  Salaries and benefits totaled $7.7 million, an increase of 11.1% over the same quarter last year.  This increase was primarily due to incentive bonuses and the acquisition of new employees to strengthen the Company’s sales team, and expand trust and private banking services. Occupancy expense decreased by $590,000 from the same period last year.  As mentioned earlier, the acquisition of CKSS Associates resulted in rental income being netted in occupancy expense. Other operating expense decreased by 16.0% due to a $642,000 prepayment penalty incurred on the early payoff of long-term debt in the first quarter of 2001.

Income Taxes

The effective tax rate for the first three months of 2002 was 36.66%.  For 2001, the comparable rate was 35.66%.

Financial Condition

Total assets at March 31, 2002 were $1.861 billion, an increase of $88.6 million or 5.0% from March 31, 2001. Compared to year-end 2001, total assets were up $25.3 million or 1.4%. Premises and equipment increased by $36.9 million from a year ago, primarily due to the acquisition of CKSS in the second quarter of 2001.  Net loans totaled $1.250 billion as of March 31, 2002, compared to $1.215 billion a year ago and $1.244 billion at year-end 2001. The proceeds from the sale of the residential mortgage loans in the first quarter of 2001 were used to reduce short-term borrowings by $40 million and long-term debt by $20 million.  Investment securities totaled $409.6 million, compared to $379.3 million a year ago and $391.9 million at year-end 2001.  The proceeds from the sale of the residential mortgage loans in the first quarter of 2001 were used to reduce short-term borrowings by $40 million and long-term debt by $20 million.  Total deposits at March 31, 2002 were $1.476 billion, an increase of $98.1 million or 7.1% over March 31, 2001. Compared to year-end 2001, total deposits grew by $25.2 million or 1.7%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at March 31, 2002 were $1,123.7 million, an increase from $975.4 million a year ago and $1,082.1 million at year-end 2001. Deposit growth was partly due to the launch of new deposit products in 2001. Competition for deposits remains strong, and will continue to challenge the Company’s ability to gather low-cost retail funds.

Capital Resources

Stockholders’ equity was $151.9 million at March 31, 2002, an increase of $9.5 million or 6.7% from a year ago, and an increase of $4.8 million or 3.3% from year-end 2001.  When expressed as a percentage of total assets, stockholders’ equity increased to 8.16% at March 31, 2002, from 8.03% a year ago and 8.01% at year-end 2001. Book value per share at March 31, 2002 was $19.12, compared to $17.31 at March 31, 2001 and $18.54 at year-end 2001.

Repurchases of the Company’s common stock during the first quarter of 2002 totaled 16,200 shares for a total consideration of $547,000.  The Company is currently in the sixth segment of its repurchase program which began in 1998.

On March 18, 2002, the board of directors declared a first quarter cash dividend of $0.18 per share, a 12.5% increase over the dividend declared in the first quarter of 2001 and unchanged from the fourth quarter of 2001.  Dividends declared in the first quarter of 2002 totaled $1,430,000, compared with $1,316,000 in the same quarter last year.

The Company’s objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks.  Furthermore, the Company seeks to ensure that regulatory guidelines and industry standards for well-capitalized institutions are met.

Regulations on capital adequacy guidelines adopted by the Federal Reserve Board (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) are as follows.  An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At March 31, 2002:
Leverage capital	$158,930	8.63%	$73,649	4.00%	$85,281	4.63%
Tier 1 risk-based capital	158,930	10.98	57,904	4.00	101,026	6.98
Total risk-based capital	177,107	12.23	115,807	8.00	61,300	4.23

At December 31, 2001:
Leverage capital	$152,970	8.43%	$72,626	4.00%	$80,344	4.43%
Tier 1 risk-based capital	152,970	10.12	60,462	4.00	92,508	6.12
Total risk-based capital	171,935	11.37	120,925	8.00	51,010	3.37

In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At March 31, 2002:
Leverage capital	$156,098	8.49%	$91,949	5.00%	$64,149	3.49%
Tier 1 risk-based capital	156,098	10.79	86,790	6.00	69,308	4.79
Total risk-based capital	174,261	12.05	144,650	10.00	29,611	2.05

At December 31, 2001:
Leverage capital	$149,912	8.22%	$91,168	5.00%	$58,744	3.22%
Tier 1 risk-based capital	149,912	9.91	90,760	6.00	59,152	3.91
Total risk-based capital	168,890	11.17	151,266	10.00	17,624	1.17

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the 2001 Annual Report to Shareholders.  No significant changes have occurred during the three months ended March 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the 2001 Annual Report to Shareholders.  No significant changes have occurred during the three months ended March 31, 2002.

PART II.  OTHER INFORMATION

Items 1 to 5.

Items 1 to 3 and 5 are omitted pursuant to instructions to Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on April 23, 2002 for the purpose of considering and voting upon the following matters:

Election of three persons to serve on the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

Ratification of the appointment of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002; and

Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated.  A total of 5,943,761 shares, or 74.8% of eligible shares, were represented at the Meeting.

Name	For	Votes Cast Against or Withheld	Abstentions or Nonvotes
Alice F. Guild	5,868,524	75,237	None
Gilbert J. Matsumoto	5,876,091	67,670	None
Daniel M. Nagamine	5,865,583	78,178	None

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Name	Expiration of Term
Paul Devens	2003
Clayton K. Honbo	2003
Stanley W. Hong	2003
Clint Arnoldus	2004
Dennis I. Hirota	2004
Joichi Saito	2004

The ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2002 was approved with a total of 5,865,499 votes cast for, 54,615 votes against, and 23,647 abstentions or nonvotes.

There were no other matters brought before the Meeting that required a vote by shareholders.

Item 6.    Exhibits and Reports on Form 8-K

                (a)           Exhibits

                                Exhibit 10 - Supplemental Retirement Agreement dated February 28, 2002

                (b)           Reports on Form 8-K

                                The Company filed no reports on Form 8-K during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPB INC.
(Registrant)

Date:	May 8, 2002	/s/ Clint L. Arnoldus
Clint L. Arnoldus
Chairman of the Board, President and Chief Executive Officer

Date:	May 8, 2002	/s/ Neal K. Kanda
Neal K. Kanda
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

CPB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001	March 31, 2001
(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$39,317	$39,820	$43,999
Interest-bearing deposits in other banks	37,799	29,277	50,970
Federal funds sold	12,000	13,500	—
Investment securities:
Held to maturity, at cost (fair value of $70,239 at March 31, 2002, $71,142 at December 31, 2001, and $86,502 at March 31, 2001)	68,954	69,859	85,040
Available for sale, at fair value	340,617	322,088	294,294
Total investment securities	409,571	391,947	379,334

Loans	1,274,238	1,268,657	1,238,316
Less allowance for loan losses	24,719	24,564	23,254
Net loans	1,249,519	1,244,093	1,215,062

Premises and equipment	59,792	60,635	22,843
Accrued interest receivable	9,088	9,000	10,216
Investment in unconsolidated subsidiaries	1,258	1,284	9,003
Due from customers on acceptances	14	—	28
Other real estate	437	812	664
Other assets	42,142	45,273	40,181
Total assets	$1,860,937	$1,835,641	$1,772,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$223,423	238,663	$211,666
Interest-bearing deposits	1,252,679	1,212,262	1,166,293
Total deposits	1,476,102	1,450,925	1,377,959

Short-term borrowings	12,069	13,893	16,673
Long-tem debt	171,223	175,572	200,349
Bank acceptances outstanding	14	—	28
Minority interest	10,064	10,064	65
Other liabilities	39,610	38,117	34,863
Total liabilities	1,709,082	1,688,571	1,629,937

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 7,943,762 shares at March 31, 2002, 7,933,242 shares at December 31, 2001, and 8,225,508 shares at March 31, 2001	7,059	6,678	6,159
Surplus	45,848	45,848	45,848
Retained earnings	100,158	94,581	85,617
Deferred stock awards	(32)	(34)	—
Accumulated other comprehensive income (loss)	(1,178)	(3)	4,739
Total stockholders’ equity	151,855	147,070	142,363

Total liabilities and stockholders’ equity	$1,860,937	$1,835,641	$1,772,300

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2002	2001
(In thousands, except per share data)
Interest income:
Interest and fees on loans	$23,248	$27,926
Interest and dividends on investment securities:
Taxable interest	4,900	5,205
Tax-exempt interest	716	589
Dividends	187	324
Interest on deposits in other banks	160	207
Interest on Federal funds sold and securities purchased under agreements to resell	46	5

Total interest income	29,257	34,256

Interest expense:
Interest on deposits	6,226	11,514
Interest on short-term borrowings	67	432
Interest on long-term debt	1,642	3,398

Total interest expense	7,935	15,344

Net interest income	21,322	18,912

Provision for loan losses	300	750
Net interest income after provision for loan losses	21,022	18,162

Other operating income:
Income from fiduciary activities	346	301
Service charges on deposit accounts	1,084	857
Other service charges and fees	1,185	965
Equity in earnings of unconsolidated subsidiaries	—	123
Fees on foreign exchange	126	114
Investment securities gains	420	180
Other	733	1,141

Total other operating income	3,894	3,681

Other operating expense:
Salaries and employee benefits	7,665	6,902
Net occupancy	986	1,576
Equipment	684	709
Other	3,677	4,375

Total other operating expense	13,012	13,562

Income before income taxes	11,904	8,281
Income taxes	4,364	2,953

Net income	$7,540	$5,328

Per share data:
Basic earnings per share	$0.95	$0.63
Diluted earnings per share	0.93	0.62
Cash dividends declared	0.18	0.16

Basic weighted average shares outstanding	7,938	8,438
Diluted weighted average shares outstanding	8,106	8,575

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated Other Comprehensive Income(Loss)	Total
(Dollars in thousands, except per share data)
Three months ended March 31, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	7,540	—	—	7,540
Net change in unrealized gain (loss) on investment securities, net of taxes of $(782)	—	—	—	—	(1,175)	(1,175)

Comprehensive income	—	—	—	—	—	6,365

Cash dividends declared ($0.18 per share)	—	—	(1,430)	—	—	(1,430)
26,720 shares of common stock issued	395	—	—	—	—	395
16,200 shares of common stock repurchased	(14)	—	(533)	—	—	(547)
Vested stock awards	—	—	—	2	—	2

Balance at March 31, 2002	$7,059	$45,848	$100,158	$(32)	$(1,178)	$151,855

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(764)	$—	$—	$—	$—	$(1,147)	$(1,147)
Less reclassification adjustment for gains included in net income, net of taxes of $19	—	—	—	—	28	28
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,175)	$(1,175)

Three months ended March 31, 2001:
Balance at December 31, 2000	$6,172	$45,848	$88,232	$—	$3,060	$143,312
Net Income	—	—	5,328	—	—	5,328
Net change in unrealized gain (loss) on investment securities, net of taxes of $1,118	—	—	—	—	1,679	1,679

Comprehensive income	—	—	—	—	—	7,007

Cash dividends declared ($0.16 per share)	—	—	(1,316)	—	—	(1,316)
11,040 shares of common stock issued	172	—	—	—	—	172
250,000 shares of common stock repurchased	(185)	—	(6,627)	—	—	(6,812)

Balance at March 31, 2001	$6,159	$45,848	$85,617	$—	$4,739	$142,363

Disclosure of reclassification amount:
Unrealized holding gain on investment securities during period, net of taxes of $1,059	$—	$—	$—	$—	$1,591	$1,591
Less reclassification adjustment for losses included in net income, net of taxes of $(59)	—	—	—	—	(88)	(88)
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$1,679	$1,679

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,540	$5,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	750
Provision for depreciation & amortization	1,048	627
Amortization of deferred stock awards	2	—
Net accretion of investment securities	(29)	(83)
Net gain on investment securities	(420)	(180)
Federal Home Loan Bank dividends received	(187)	(320)
Net gain on sale of loans	(201)	(601)
Proceeds from sales of loans held for sale	12,801	56,900
Originations & purchases of loans held for sale	(13,930)	(56,834)
Deferred income tax (benefit) expense	3,938	(300)
Equity in earnings of unconsolidated subsidiaries	—	(123)
Net decrease in other assets	787	1,063
Net increase in other liabilities	1,491	2,396

Net Cash Provided by Operating Activities	13,140	8,623

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	878	990
Proceeds from sales of investment securities available for sale	5,913	3,422
Proceeds from maturities of & calls on investment securities available for sale	19,724	4,859
Purchases of investment securities available for sale	(45,461)	(606)
Net increase in interest-bearing deposits in other banks	(8,522)	(39,464)
Net decrease in Federal funds sold	1,500	15,000
Net principal repayments (loan originations)	(4,874)	52,888
Purchases of premises & equipment	(205)	(151)
Contributions to unconsolidated subsidiaries	(20)	—

Net Cash Provided by (Used in) Investing Activities	(31,067)	36,938

Cash flows from financing activities:
Net increase in deposits	25,177	14,893
Repayments of long-term debt	(4,349)	(20,621)
Net decrease in short-term borrowings	(1,824)	(40,047)
Cash dividends paid	(1,428)	(1,354)
Proceeds from sale of common stock	395	172
Repurchases of common stock	(547)	(6,812)

Net Cash Provided by (Used in) Financing Activities	17,424	(53,769)

Net decrease in cash & cash equivalents	(503)	(8,208)

Cash and cash equivalents:
At beginning of period	39,820	52,207

At end of period	$39,317	$43,999

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	8,489	15,293
Cash paid during the period for income taxes	3,251	—

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	478	413

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2002 and 2001

1.   Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2001. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Income

Components of other comprehensive income (loss), net of taxes, for the three months ended March 31, 2002 and 2001 is presented below:

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)
Unrealized holding gains (losses) on available-for-sale investment securities	$2,843	$4,739
Pension liability adjustments	(4,021)	—
Balance at end of period	$(1,178)	$4,739

3.   Segment Information

The Company has three reportable segments:  retail branches, commercial finance and treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The retail branch segment includes all retail branch offices.  Products and services offered include a full range of deposit and loan products, safe deposit boxes and various other bank services.  The commercial finance segment focuses on lending to corporate customers, residential mortgage lending, construction and real estate development lending and international banking services.  The treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.  Other activities include trust, mortgage servicing, and indirect lending activities.

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in note 1 to the consolidated financial statements in the 2001 Annual Report to Stockholders.  The majority of the Company’s net income is derived from net interest income.  Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability.  Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank’s average rate on interest-sensitive assets and liabilities.  All administrative and overhead expenses are allocated to the segments at cost.  Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets.  Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

	Retail Branch	Commercial Finance	Treasury	All Others	Total
(Dollars in thousands)
Three months ended March 31, 2002:
Net interest income (expense)	(1,388)	17,191	3,403	2,116	21,322
Intersegment net interest income (expense)	8,325	(7,040)	(189)	(1,096)	0
Provision for loan losses	69	102	0	129	300
Other operating income	1,024	497	617	1,756	3,894
Other operating expense	3,539	947	492	8,034	13,012
Administrative and overhead expense allocation	5,116	1,981	341	(7,438)	0
Income tax expense (benefit)	(268)	2,785	1,085	762	4,364
Net income (loss)	(495)	4,833	1,913	1,289	7,540

Three months ended March 31, 2001:
Net interest income (expense)	(3,937)	17,887	1,137	3,825	18,912
Intersegment net interest income (expense)	9,857	(8,392)	829	(2,294)	0
Provision for loan losses	111	66	0	573	750
Other operating income	1,330	321	337	1,693	3,681
Other operating expense	3,533	973	824	8,232	13,562
Administrative and overhead expense allocation	4,302	1,864	224	(6,390)	0
Income tax expense (benefit)	(247)	2,453	450	297	2,953
Net income (loss)	(449)	4,460	805	512	5,328

At March 31, 2002:
Investment securities	—	—	409,571	—	409,571
Loans	171,823	996,659	—	105,756	1,274,238
Other	17,194	20,508	84,740	54,686	177,128
Total Assets	189,017	1,017,167	494,311	160,442	1,860,937

At December 31, 2001:
Investment securities	—	—	391,947	—	391,947
Loans	153,528	1,006,074	—	109,055	1,268,657
Other	18,407	21,112	72,321	63,197	175,037
Total Assets	171,935	1,027,186	464,268	172,252	1,835,641

4.   Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS'') No. 141, “Business Combinations”.  SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, and provides accounting and reporting guidance on business combinations initiated after June 30, 2001.  The application of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets”, and provides accounting and reporting guidance on intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination).  The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001.  The application of SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 provides accounting and reporting guidance on obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The application of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion).  It also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The application of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.