Form 10-Q
period 2002-06-30
CPB INC
filed 2002-08-12
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common Stock, No Par Value;

Outstanding at August 9, 2002: 7,970,829 shares

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For the second quarter of 2002, CPB Inc. (the “Company”) reported net income of $7.7 million, an increase of 32.9% over the $5.8 million reported in the second quarter of 2001.  For the first half of 2002, net income totaled $15.2 million, an increase of 37.0% over the $11.1 million reported at the same period last year.  This increase was primarily driven by an increase in net interest income, and a reduction in provision for loan losses.

Total assets as of June 30, 2002 were $1.935 billion, an increase of 7.7% over the $1.797 billion reported a year ago, and 5.4% over the $1.836 billion reported at year-end 2001. Total loans were $1.276 billion, an increase of $20.5 million or 1.6% over the same period last year, and $7.2 million or 0.6% over year-end 2001. Total deposits of $1.558 billion increased by $151.6 million or 10.8% from a year ago, and $106.7 million or 7.4% from year-end 2001.

The following table presents annualized returns on average assets and average stockholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Annualized return on average assets	1.62%	1.30%	1.63%	1.25%

Annualized return on average stockholders’ equity	19.41%	15.86%	19.64%	15.23%

Basic earnings per share	$0.96	$0.70	$1.91	$1.33
Diluted earnings per share	$0.94	$0.69	$1.87	$1.31

Hawaii’s economy continued to show slight signs of improvement in 2002. The state’s unemployment rate, which peaked in November 2001 at 5.6% following the events of September 11, 2001, was 4.5% in June 2002.(1) The unemployment rate was 4.9% a year ago.(2)  For 2002, the state unemployment rate is forecasted to be 4.5%.(3) On the national level, the unemployment rate was 6.0% in June 2002, compared to 4.7% a year ago.(4)

For the first six months of 2002, hotel occupancy rates averaged 69%, an improvement over the 57% reported during the fourth quarter of 2001.(5)  Year-to-date visitor arrivals through June 2002 were 8.8% below 2001 levels, but continued the gradual upward trend in arrivals subsequent to September 2001.(6)  In 2002, visitor arrivals are forecasted to grow by 3%.(7)  Japanese visitor arrivals, which decreased by 19% in 2001, are expected to grow by 0.2% in 2002.(8)

Residential home sales for the first six months of 2002 were $1.1 billion, an increase of 20.4% over the same period last year.(9)  The median sales price for single family homes and condominiums increased over the same period last year by 8.2% and 13.7%, respectively. (10)

The results of operations of the Company in 2002 may be

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

Results of Operations

Net Interest Income

A comparison of net interest income for the three and six months ended June 30, 2002 and 2001 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001
Interest income	$30,109	$33,097	$59,752	$67,670
Interest expense	7,895	13,864	15,830	29,208
Net interest income	$22,214	$19,233	$43,922	$38,462

Net interest margin	5.06%	4.60%	5.07%	4.60%

Interest income decreased by $3.0 million or 9.0% in the second quarter of 2002 and $7.9 million or 11.7% in the first half of 2002 compared to the same periods last year.  Average interest earning assets were $1.756 billion for the second quarter, a 5.0% increase over the same period last year.  The yield on interest earning assets was 6.63% for the second quarter of 2002 and 6.89% for the six months ended June 30, 2002, compared to 7.70% and 8.09% for the same periods in 2001.

Interest and fees on loans decreased by $2.9 million or 10.9% in the second quarter of 2002 and $7.6 million or 13.9% for the first half of 2002 compared to the same periods last year.  Income from loans was impacted by lower rates resulting from U.S. monetary policy offset by higher average balances.

Interest expense for the second quarter of 2002 decreased $6.0 million or 43.1% and for the first six months of 2002 decreased $13.4 million or 45.8% compared to the same periods in 2001, primarily due to lower interest rates offset by higher average interest-bearing liabilities.  Average interest-bearing liabilities totaled $1.465 billion in the second quarter of 2002, increasing by $67.4 million or 4.8% from the same period last year.  The average rate on interest-bearing liabilities was 2.16% for the second quarter of 2002 and 2.19% for the first half of 2002, compared to 3.97% and 4.17% for the comparable periods in 2001.

The resultant net interest income increased by $3.0 million or 15.5% for the second quarter of 2002 and $5.5 million or 14.2% for the first half of 2002 compared to the same periods in 2001.  The net interest margin increased to 5.06% for the second quarter of 2002 from 4.60% in the second quarter of 2001.  On a year-to-date basis, net interest margin grew to 5.07% compared to 4.60% from the same period in 2001.  Interest rate decreases in 2001 have favorably impacted net interest income and net interest margin.  However, strong competition for both loans and core deposits is expected to continue, and may create additional pressure on net interest margin.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001
Allowance for loan losses:
Balance at beginning of period	$24,719	$23,254	$24,564	$22,612

Provision for loan losses	300	900	600	1,650

Loan charge-offs:
Real estate:
Mortgage-commercial	—	200	—	200
Mortgage-residential	45	27	110	441
Commercial, financial and agricultural	—	—	—	—
Consumer	156	136	289	229
Other	1	1	2	1
Total loan charge-offs	202	364	401	871

Recoveries:
Real estate:
Mortgage-commercial	—	242	1	244
Mortgage-residential	19	26	45	74
Commercial, financial and agricultural	10	—	11	318
Consumer	22	32	48	63
Other	—	—	—	—
Total recoveries	51	300	105	699

Net loan charge-offs	151	64	296	172

Balance at end of period	$24,868	$24,090	$24,868	$24,090

Annualized ratio of net loan charge-offs to average loans	0.05%	0.02%	0.05%	0.03%

The provision for loan losses of $300,000 for the second quarter of 2002 and $600,000 for the first half of 2002 represented decreases of 66.7% and 63.6%, respectively, over the same periods in 2001.  This decrease was driven by an improvement in asset quality.  Net loan charge-offs, when expressed as an annualized percentage of average total loans, were 0.05% for both the second quarter of 2002 and the first half of 2002.  For 2001, the net loan charge-off ratio was 0.02% for the second quarter, and 0.03% for the first six months.

The allowance for loan losses expressed as a percentage of total loans was 1.95% at June 30, 2002, compared to 1.92% at June 30, 2001 and 1.94% at year-end 2001.  Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	June 30, 2002	December 31, 2001	June 30, 2001

Nonaccrual loans:
Real estate:
Mortgage-commercial	$2,572	$1,471	$3,577
Mortgage-residential	126	585	1,358
Commercial, financial and agricultural	451	363	153
Consumer	—	2	—
Other	—	—	—
Total nonaccrual loans	3,149	2,421	5,088

Other real estate	84	812	990
Total nonperforming assets	3,233	3,233	6,078

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	—	163	—
Mortgage-residential	—	133	656
Commercial, financial and agricultural	1	122	90
Consumer	12	25	23
Other	6	—	—
Total loans delinquent for 90 days or more	19	443	769

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	—	—	445
Total restructured loans still accruing interest	—	—	445

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$3,252	$3,676	$7,292

Total nonperforming assets as a percentage of loans and other real estate	0.25%	0.25%	0.48%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.25%	0.29%	0.54%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.25%	0.29%	0.58%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $3.3 million at June 30, 2002, a decrease of $4.0 million from a year ago and $0.4 million from year-end 2001.  Nonaccrual loans totaled $3.1 million at June 30, 2002, a decrease of $1.9 million from a year ago and an increase of $0.7 million from year-end 2001.  Nonaccrual commercial mortgage loans totaled $2.6 million, compared to $3.6 million from a year ago and $1.5 million at year-end 2001.  This fluctuation was primarily attributed to two loan charge-offs totaling $3.4 million and the addition of two loans totaling $2.6 million during the past year.  Nonaccrual residential mortgage loans totaled $0.1 million at June 30, 2002, a decrease of 90.7% from the same period last year and 78.5% from year-end 2001.  This decrease was primarily attributed to transfers to other real estate totaling $1.0 million.  Loans delinquent for 90 days or more and still accruing interest totaled $19,000 at June 30, 2002, a decrease from $769,000 reported at the same period last year, and $443,000 at year-end 2001.  Impaired loans, representing three loans, totaled $2.9 million at June 30, 2002, compared to seven loans totaling $7.4 million at the same period last year and four loans totaling $1.5 million at year-end 2001.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

For the second quarter of 2002, total other operating income was $3.4 million, a decrease of 2.0% over the same period last year.  Excluding the impact of securities transactions, total other operating income was $3.2 million, an increase of 4.8% from the second quarter of 2001.  On a year-to-date basis excluding securities transactions, other operating income totaled $6.7 million, an increase of 1.8% over the same period last year.

Second quarter service charges on deposit accounts and other fees increased by $0.2 million over the second quarter of 2001.  Year-to-date service charges and other fees increased by 17.1% over the same period last year and totaled $4.5 million.  This increase was primarily attributed to fee enhancement initiatives that were implemented in 2001.  Offsetting this increase was a reduction in rental income from CKSS Associates, a limited partnership.  The acquisition of the remaining 50% interest in the partnership in June 2001 resulted in rental income being netted in occupancy expense.  Also included in other operating income in 2001 was a $601,000 gain on the sale of $54 million in residential mortgage loans.

Other Operating Expense

Total other operating expense was $13.2 million for the second quarter of 2002, an increase of 6.1% over the same period last year.  Salaries and benefits totaled $7.7 million, an increase of 16.9% over the same quarter last year.  This increase was driven by increased incentive bonuses, the acquisition of new employees to strengthen the Company’s sales team and to expand trust and private banking services, and executive management transition costs.  Occupancy expense decreased by $0.5 million from the same period last year.  As mentioned earlier, the acquisition of CKSS Associates in 2001 resulted in rental income being netted in occupancy expense.  Other operating expense increased by 3.5% primarily due to an $0.3 million increase in minority interest expense.  This expense was related to the issuance of $10.0 million in preferred stock securities through the Company’s real estate investment trust in the third quarter of 2001.

Through June 30, 2002, other operating expense was $26.2 million, a 0.8% increase over the same period last year.  Salaries and benefits increased by 13.9% over the same period last year.  Occupancy expenses decreased by 37.4% as the result of the CKSS acquisition.  Included in other operating expense in 2001 is an expense of $642,000 relating to an early payoff of Federal Home Loan Bank borrowings.

Income Taxes

The effective tax rate for the second quarter and first six months of 2002 was 34.37% and 35.53%, respectively.  For 2001, the comparable rates were 35.84% and 35.76%.

In 1998, the Company completed a corporate reorganization that was intended to reduce the Company’s overall effective tax rate.  The Company believes that the associated tax benefits are realizable.  However, the state of Hawaii has indicated that it may challenge the tax treatment of this reorganization.  Estimated state franchise tax benefits that have not yet been recognized amounted to approximately $6.5 million as of June 30, 2002.

Financial Condition

Total assets at June 30, 2002 were $1.935 billion, an increase of $137.9 million or 7.7% from June 30, 2001.  Compared to year-end 2001, total assets were up $99.4 million or 5.4%.  Net loans grew 1.6% to $1.251 billion from a year ago and 0.6% from year-end 2001.  Investment securities totaled $454.7 million, compared to $355.4 million a year ago and $391.9 million at year-end 2001.  Total deposits at June 30, 2002 were $1.558 billion, an increase of $151.6 million or 10.8% over June 30, 2001.  Compared to year-end 2001, total deposits grew by $106.7 million or 7.4%.  Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at June 30, 2002 were $1.197 billion, an increase from $1.005 billion a year ago and $1.082 billion at year-end 2001.  Deposit growth was partly due to the launch of new deposit products in 2001.  Competition for deposits remains strong, and will continue to challenge the Company’s ability to gather low-cost retail funds.

Capital Resources

Stockholders’ equity was $161.9 million at June 30, 2002, an increase of $15.1 million or 10.3% from a year ago, and an increase of $14.8 million or 10.1% from year-end 2001.  When expressed as a percentage of total assets, stockholders’ equity increased to 8.37% at June 30, 2002, from 8.16% a year ago and 8.23% at year-end 2001.  Book value per share at June 30, 2002 was

 $20.22, compared to $17.83 at June 30, 2001 and $18.54 at year-end 2001.

Repurchases of the Company’s common stock during the first six months of 2002 totaled 21,200 shares for a total consideration of $739,000.  The Company is currently in the sixth segment of its repurchase program that began in 1998.

On June 17, 2002, the board of directors declared a second quarter cash dividend of $0.20 per share, a 25.0% increase over the dividend declared in the second quarter of 2001 and 11.1% over the previous quarter’s dividend.  Dividends declared in the second quarter of 2002 totaled $1,601,000, compared with $1,316,000 in the same quarter last year.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2002:
Leverage capital	$165,909	8.80%	$75,409	4.00%	$90,500	4.80%
Tier 1 risk-based capital	165,909	11.18	59,351	4.00	106,558	7.18
Total risk-based capital	184,234	12.44	118,702	8.00	65,532	4.44

At December 31, 2001:
Leverage capital	$152,970	8.43%	$72,626	4.00%	$80,344	4.43%
Tier 1 risk-based capital	152,970	10.12	60,462	4.00	92,508	6.12
Total risk-based capital	171,935	11.37	120,925	8.00	51,010	3.37

In addition, FDIC-insured institutions such as the Bank must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2002:
Leverage capital	$162,257	8.62%	$94,147	5.00%	$68,110	3.62%
Tier 1 risk-based capital	162,257	10.94	88,961	6.00	73,296	4.94
Total risk-based capital	180,869	12.20	148,269	10.00	32,600	2.20

At December 31, 2001:
Leverage capital	$149,912	8.22%	$91,168	5.00%	$58,744	3.22%
Tier 1 risk-based capital	149,912	9.91	90,760	6.00	59,152	3.91
Total risk-based capital	168,890	11.17	151,266	10.00	17,624	1.17

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the 2001 Annual Report to Shareholders.  No significant changes have occurred during the three and six months ended June 30, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the 2001 Annual Report to Shareholders.  No significant changes have occurred during the three and six months ended June 30, 2002.

PART II.  OTHER INFORMATION

Items 1 to 5.

Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.             Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPB INC.
(Registrant)

Date:	August 12, 2002	/s/ Clint Arnoldus
Clint Arnoldus
Chairman of the Board, President and Chief Executive Officer

Date:	August 12, 2002	/s/ Neal K. Kanda
Neal K. Kanda
Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

CPB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2002	December 31, 2001	June 30, 2001

ASSETS
Cash and due from banks	$58,703	$39,820	$42,659
Interest-bearing deposits in other banks	54,431	29,277	26,751
Federal funds sold	—	13,500	25,000
Investment securities:
Held to maturity, at cost (fair value of $66,524 at June 30, 2002, $71,142 at December 31, 2001, and $80,295 at June 30, 2001)	64,561	69,859	78,810
Available for sale, at fair value	390,104	322,088	276,554
Total investment securities	454,665	391,947	355,364

Loans	1,275,873	1,268,657	1,255,402
Less allowance for loan losses	24,868	24,564	24,090
Net loans	1,251,005	1,244,093	1,231,312

Premises and equipment	59,387	60,635	61,489
Accrued interest receivable	9,306	9,000	9,579
Investment in unconsolidated subsidiaries	2,102	1,284	1,376
Due from customers on acceptances	6	—	13
Other real estate	84	812	990
Other assets	45,364	45,273	42,573
Total assets	$1,935,053	$1,835,641	$1,797,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$252,106	238,663	$213,450
Interest-bearing deposits	1,305,503	1,212,262	1,192,549
Total deposits	1,557,609	1,450,925	1,405,999

Short-term borrowings	13,404	13,893	4,000
Long-tem debt	155,870	175,572	199,727
Bank acceptances outstanding	6	—	13
Minority interest	10,064	10,064	64
Other liabilities	36,229	38,117	40,570
Total liabilities	1,773,182	1,688,571	1,650,373

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 8,007,369 shares at June 30, 2002, 7,933,242 shares at December 31, 2001, and 8,227,568 at June 30, 2001	8,147	6,678	6,269
Surplus	45,848	45,848	45,848
Retained earnings	106,044	94,581	89,951
Deferred stock awards	(30)	(34)	—
Accumulated other comprehensive income (loss)	1,862	(3)	4,665
Total stockholders’ equity	161,871	147,070	146,733

Total liabilities and stockholders’ equity	$1,935,053	$1,835,641	$1,797,106

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$23,376	$26,349	$46,624	$54,275
Interest and dividends on investment securities:
Taxable interest	5,131	4,834	10,031	10,039
Tax-exempt interest	725	610	1,441	1,199
Dividends	309	354	496	678
Interest on deposits in other banks	120	564	280	771
Interest on Federal funds sold and securities purchased under agreements to resell	57	57	103	62

Total interest income	29,718	32,768	58,975	67,024

Interest expense:
Interest on deposits	6,175	11,000	12,401	22,514
Interest on short-term borrowings	62	138	129	570
Interest on long-term debt	1,658	2,726	3,300	6,124

Total interest expense	7,895	13,864	15,830	29,208

Net interest income	21,823	18,904	43,145	37,816

Provision for loan losses	300	900	600	1,650
Net interest income after provision for loan losses	21,523	18,004	42,545	36,166

Other operating income:
Income from fiduciary activities	268	269	614	570
Service charges on deposit accounts	1,063	941	2,147	1,798
Other service charges and fees	1,126	1,042	2,311	2,007
Equity in earnings of unconsolidated subsidiaries	—	94	—	217
Fees on foreign exchange	129	112	255	226
Investment securities gains	220	437	640	617
Other	593	575	1,326	1,716

Total other operating income	3,399	3,470	7,293	7,151

Other operating expense:
Salaries and employee benefits	7,668	6,559	15,333	13,461
Net occupancy	862	1,375	1,848	2,951
Equipment	685	662	1,369	1,371
Other	4,014	3,878	7,691	8,253

Total other operating expense	13,229	12,474	26,241	26,036

Income before income taxes	11,693	9,000	23,597	17,281
Income taxes	4,019	3,226	8,383	6,179

Net income	$7,674	$5,774	$15,214	$11,102

Per share data:
Basic earnings per share	$0.96	$0.70	$1.91	$1.33
Diluted earnings per share	0.94	0.69	1.87	1.31
Cash dividends declared	0.20	0.16	0.38	0.32

Basic weighted average shares outstanding	7,968	8,227	7,951	8,332
Diluted weighted average shares outstanding	8,156	8,391	8,129	8,483

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Other Comprehensive Income(Loss)	Total
Six months ended June 30, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	15,214	—	—	15,214
Net change in unrealized gain (loss) on investment securities, net of taxes of $1,240	—	—	—	—	1,865	1,865

Comprehensive income						17,079

Cash dividends declared ($0.38 per share)	—	—	(3,031)	—	—	(3,031)
95,327 shares of common stock issued	1,488	—	—	—	—	1,488
21,200 shares of common stock repurchased	(19)	—	(720)	—	—	(739)
Vested stock awards	—	—	—	4	—	4

Balance at June 30, 2002	$8,147	$45,848	$106,044	$(30)	$1,862	$161,871

Disclosure of reclassification amount:
Unrealized holding gain on investment securities during period, net of taxes of $1,199	$—	$—	$—	$—	$1,803	$1,803
Less reclassification adjustment for losses included in net income, net of taxes of $(41)	—	—	—	—	(62)	(62)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$1,865	$1,865

Six months ended June 30, 2001:
Balance at December 31, 2000	$6,172	$45,848	$88,232	$—	$3,060	$143,312
Net Income	—	—	11,102	—	—	11,102
Net change in unrealized gain (loss) on investment securities, net of taxes of $1,068	—	—	—	—	1,605	1,605

Comprehensive income						12,707

Cash dividends declared ($0.32 per share)	—	—	(2,632)	—	—	(2,632)
18,100 shares of common stock issued	286	—	—	—	—	286
255,000 shares of common stock repurchased	(189)	—	(6,751)	—	—	(6,940)

Balance at June 30, 2001	$6,269	$45,848	$89,951	$—	$4,665	$146,733

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $1,037	$—	$—	$—	$—	$1,558	$1,558
Less reclassification adjustment for losses included in net income, net of taxes of $(31)	—	—	—	—	(47)	(47)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$1,605	$1,605

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2002	2001
Cash flows from operating activities:
Net income	15,214	11,102
Adjustments to reconcilie net income to net cash provided by operating activities:
Provision for loan losses	600	1,650
Provision for depreciation & amortization	2,104	1,378
Amortization of deferred stock awards	4	—
Net amortization (accretion) of investment securities	39	(305)
Net gain on investment securities	(640)	(506)
Federal Home Loan Bank dividends received	(378)	(674)
Net gain on sale of loans	(344)	(718)
Proceeds from sales of loans held for sale	22,327	69,499
Originations & purchases of loans held for sale	(23,846)	(68,989)
Deferred income tax benefit	(1,238)	(925)
Equity in earnings of unconsolidated subsidiaries	—	(217)
Net decrease in other assets	1,264	560
Net increase (decrease) in other liabilities	(2,061)	7,969

Net Cash Provided by Operating Activities	13,045	19,824

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	5,228	7,302
Proceeds from sales of investment securities available for sale	13,542	34,294
Proceeds from maturities of & calls on investment securities available for sale	44,936	18,875
Purchases of investment securities available for sale	(122,341)	(27,057)
Net increase in interest-bearing deposits in other banks	(25,154)	(15,245)
Net decrease (increase) in Fed Funds Sold	13,500	(10,000)
Net principal repayments (loan originations)	(6,488)	34,232
Purchases of premises & equipment	(856)	(420)
Distributions from unconsolidated subsidiaries	—	125
Contributions to unconsolidated subsidiaries	(913)	(81)
Acquisition of remaining interest in CKSS	—	(31,043)

Net Cash Provided (Used) by Investing Activities	(78,546)	10,982

Cash flows from financing activities:
Net increase in deposits	106,684	42,933
Repayments of long-term debt	(19,702)	(21,243)
Net decrease in short-term borrowings	(489)	(52,720)
Cash dividends paid	(2,858)	(2,670)
Proceeds from sale of common stock	1,488	286
Repurchases of common stock	(739)	(6,940)

Net Cash Provided (Used) by Financing Activities	84,384	(40,354)

Net increase (decrease) in cash & cash equivalents	18,883	(9,548)

Cash and cash equivalents:
At beginning of period	39,820	52,207

At end of period	58,703	42,659

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	16,666	29,521
Cash paid during the period for income taxes	9,191	—

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	839	1,592

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2002 and 2001

1.             Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2001.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.             Comprehensive Income

Components of other comprehensive income (loss), net of taxes, is presented below:

	June 30,
(Dollars in thousands)	2002	2001
Unrealized holding gains (losses) on available-for-sale investment securities	$5,883	$4,665
Pension liability adjustments	(4,021)	—
Balance at end of period	$1,862	$4,665

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

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Retail Branch	Commercial Finance	Treasury	All Others	Total
Three months ended June 30, 2002:
Net interest income (expense)	(1,539)	17,545	3,795	2,022	21,823
Intersegment net interest income (expense)	8,696	(7,096)	(596)	(1,004)	—
Provision for loan losses	199	26	—	75	300
Other operating income	1,045	314	366	1,674	3,399
Other operating expense	3,500	619	481	8,629	13,229
Administrative and overhead expense allocation	4,159	1,638	311	(6,108)	—
Income tax expense (benefit)	123	2,928	952	16	4,019
Net income (loss)	221	5,552	1,821	80	7,674

Three months ended June 30, 2001:
Net interest income (expense)	(4,677)	17,876	2,344	3,361	18,904
Intersegment net interest income (expense)	9,912	(8,439)	45	(1,518)	—
Provision for loan losses	280	159	—	461	900
Other operating income	1,766	210	646	848	3,470
Other operating expense	3,528	651	189	8,106	12,474
Administrative and overhead expense expense allocation	3,865	1,511	189	(5,565)	—
Income tax expense (benefit)	(237)	2,635	955	(127)	3,226
Net income (loss)	(435)	4,691	1,702	(184)	5,774

At June 30, 2002:
Investment securities	—	—	454,665	—	454,665
Loans	171,188	1,006,034	—	98,651	1,275,873
Other	17,010	20,444	108,892	58,169	204,515
Total Assets	188,198	1,026,478	563,557	156,820	1,935,053

At December 31, 2001
Investment securities	—	—	391,947	—	391,947
Loans	153,528	1,006,074	—	109,055	1,268,657
Other	18,407	21,112	72,321	63,197	175,037
Total Assets	171,935	1,027,186	464,268	172,252	1,835,641

4.             Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, and provides accounting and reporting guidance on business combinations initiated after June 30, 2001.  The application of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria for APB Opinion No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.  SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Because the transition has been completed, SFAS No. 44 is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 also makes technical corrections to existing pronouncements.  The application of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.”  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  It also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The application of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated financial statements.