Form 10-Q
period 2002-09-30
CPB INC
filed 2002-11-14
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Outstanding at November 12, 2002: 15,949,778 shares

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements listed below are filed as a part hereof.

Consolidated Balance Sheets (Unaudited)- September 30, 2002, December 31, 2001, and September 30, 2001
Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited) - Nine months ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements (Unaudited) - September 30, 2002 and 2001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 17, 2002, the board of directors (the "Board") of CPB Inc. (the "Company") declared a two-for-one split of the Company's common stock, effected in the form of a 100 percent stock dividend, payable November 8, 2002 to shareholders of record as of October 15, 2002.  All financial information presented in this report has been adjusted for the two-for-one stock split.

For the third quarter of 2002, the Company reported net income of $7.9 million or $0.48 per diluted share, down 9.5% and 7.7%, respectively, from the same period last year. This decrease was the result of two nonrecurring transactions. In the third quarter of 2002, the Company recorded $0.9 million in interest expense on a State of Hawaii tax assessment under appeal. In third quarter of 2001, the Company benefited from a $2.2 million federal tax credit. Excluding the nonrecurring transactions, net income for the third quarter of 2002 would have been $8.4 million or $0.52 per diluted share, up 29.6% and 33.3%, respectively, over the third quarter of 2001.

The Company reported net income for the first nine months of 2002 of $23.1 million, an increase of 16.6% over the $19.8 millon reported at the same period last year. Excluding the impact of the nonrecurring transactions, net income for the first nine months of 2002 would have been $23.6 million, up 34.3% from the same period last year. An increase in net interest margin, strong deposit growth, continued improvement in asset quality, and increased efficiencies drove this increase.

Total assets as of September 30, 2002 were $1.980 billion, an increase of 8.2% over the $1.830 billion reported a year ago, and 7.9% over the $1.836 billion reported at year-end 2001. Total loans were $1.294 billion, an increase of $15.0 million or 1.2% over the same period last year, and $25.1 million or 2.0% over year-end 2001. Total deposits of $1.607 billion increased by $186.0 million or 13.1% from a year ago, and $156.0 million or 10.8% from year-end 2001.

The following table presents annualized returns on average assets and average stockholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Annualized return on average assets	1.62%	1.93%	1.63%	1.48%

Annualized return on average stockholders’ equity	19.04%	23.07%	19.43%	17.91%

Basic earnings per share	$0.49	$0.53	$1.45	$1.20
Diluted earnings per share	$0.48	$0.52	$1.42	$1.17

Excluding the impact of the nonrecurring transactions, the annualized ratios and earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Annualized return on average assets	1.73%	1.44%	1.66%	1.31%

Annualized return on average stockholders’ equity	20.25%	17.23%	19.85%	15.91%

Basic earnings per share	$0.53	$0.39	$1.48	$1.06
Diluted earnings per share	$0.52	$0.39	$1.45	$1.04

Hawaii’s economy continued to show signs of improvement in 2002. The state’s unemployment rate, which peaked in November 2001 at 5.6% following the events of September 11, 2001, was 4.3%

in September 2002.(1)  The unemployment rate was 4.6% a year ago.(2)  For 2002, the state unemployment rate is forecasted to be 4.5%.(3)   On the national level, the unemployment rate was 5.4% in September 2002, compared to 4.7% a year ago.(4)

For the first nine months of 2002, hotel occupancy rates averaged 70.2%, an improvement over the 57.1% reported during the fourth quarter of 2001.(5)  In August 2002, the occupancy rate was 78.0%, the highest level achieved since the events of September 11, 2001.(6)

In September 2002, Hawaii’s domestic visitor day total was 4.4 million, the second best September on record.(7) While year-to-date visitor arrivals through September 2002 were 4.8% below 2001 levels(8), there continues to be a gradual upward trend in arrivals subsequent to September 2001. In 2002, visitor arrivals are forecasted to grow by 3%.(9) Japanese visitor arrivals, which decreased by 19% in 2001, are expected to grow by 0.2% in 2002.(10)

Residential home sales in Hawaii for the first nine months of 2002 were $1.9 billion, an increase of 23.2% over the same period last year.(11) The median sales price for single family homes and condominiums increased over the same period last year by 16.9% and 18.3%, respectively.(12)

The results of operations of the Company in 2002 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

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

(2) Ibid.

(3) University of Hawaii Economic Research Organization.

(4) Hawaii State Department of Labor and Industrial Relations.

(5) Ibid.

(6) Ibid.

(7) Ibid.

(8) Ibid.

(9) University of Hawaii Economic Research Organization.

(10) Ibid.

(11) Honolulu Board of Realtors.

(12) Ibid.

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

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operation and financial condition.  Some of the Company’s accounting policies require judgment regarding valuation of assets and liabilities and/or interpretation of specific accounting guidance.  The following are the Company’s critical accounting policies.

Allowance for Loan Losses -   The allowance for loan losses is established through provisions for loans losses charged against income. The provision for loan losses is determined by Management’s ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses.  The Company, considering current information and events regarding a borrower’s ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral.  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

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

Results of Operations

Net Interest Income

A comparison of net interest income for the three and nine months ended September 30, 2002 and 2001 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	2002	2001

Interest income	$30,638	$32,162	$90,390	$99,832
Interest expense	7,058	12,139	22,888	41,347
Net interest income	$23,580	$20,023	$67,502	$58,485

Net interest margin	5.24%	4.82%	5.13%	4.68%

Interest income decreased by $1.5 million or 4.7% in the third quarter of 2002, and $9.4 million or 9.5% in the first nine months of 2002 compared to the same periods last year. Average interest earning assets were $1.8 billion for the third quarter, a 8.4% increase over the same period last year. The yield on interest earning assets was 6.81% for the third quarter of 2002 and 6.86% for the nine months ended September 30, 2002, compared to 7.75% and 7.98% for the same periods in 2001.  The reductions in yields were largely the result of lower interest rates resulting from Federal monetary policy.

Interest and fees on loans decreased by $1.9 million or 7.3% in the third quarter of 2002 and $9.4 million or 11.6% for the first nine months of 2002 compared to the same periods last year. Income from loans was impacted by lower interest rates offset by higher average balances.

Interest expense for the third quarter of 2002 decreased $5.1 million or 41.9%, and for the first nine months of 2002 decreased $18.5 million or 44.6% compared to the same periods in 2001, primarily due to lower interest rates offset by higher average interest-bearing liabilities. Average interest-bearing liabilities totaled $1.5 billion in the third quarter of 2002, increasing by $83.2 million or 5.9% from the same period last year. This increase was attributed to the introduction of new deposit products.  The average rate on interest-bearing liabilities was 1.90% for the third quarter of 2002 and 2.09% for the first nine months of 2002, compared to 3.46% and 3.93% for the comparable periods in 2001. The reductions in rates were the result of lower interest rates resulting from Federal monetary policy.

The resultant net interest income increased by $3.6 million or 17.8% for the third quarter of 2002 and $9.0 million or 15.4% for the first nine months of 2002 compared to the same periods in 2001. The net interest margin increased to 5.24% for the third quarter of 2002 from 4.82% in the third quarter of 2001. On a year-to-date basis, net interest margin grew to 5.13% compared to 4.68% from the same period in 2001.

Provision for Loan Losses

A discussion of the Company’s accounting policy regarding the allowance for loan losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	2002	2001

Allowance for loan losses:
Balance at beginning of period	$24,868	$24,090	$24,564	$22,612

Provision for loan losses	300	1,050	900	2,700

Loan charge-offs:
Real estate:
Mortgage-commercial	—	—	—	200
Mortgage-residential	—	120	110	561
Commercial, financial and agricultural	8	103	8	103
Consumer	77	84	366	313
Other	2	1	4	2
Total loan charge-offs	87	308	488	1,179

Recoveries:
Real estate:
Mortgage-commercial	1	22	2	266
Mortgage-residential	27	444	72	518
Commercial, financial and agricultural	2	31	13	349
Consumer	20	27	68	90
Other	—	—	—	—
Total recoveries	50	524	155	1,223

Net loan charge-offs	37	(216)	333	(44)

Balance at end of period	$25,131	$25,356	$25,131	$25,356

Annualized ratio of net loan charge-offs to average loans	0.01%	-0.07%	0.03%	0.00%

The provision for loan losses of $300,000 for the third quarter of 2002 and $900,000 for the first nine months of 2002 represented decreases of 71.4% and 66.7%, respectively, over the same periods in 2001.  This decrease reflects a judgment that asset quality within the loan portfolio has improved.  Net loan charge-offs, when expressed as an annualized percentage of average total loans, were 0.01% for the third quarter of 2002 and 0.03% for the first nine months of 2002. For 2001, the net loan charge-off ratio was (0.07)% for the third quarter, and zero for the first nine months.

The allowance for loan losses expressed as a percentage of total loans was 1.94% at September 30, 2002, compared to 1.98% at September 30, 2001 and 1.94% at year-end 2001.  Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Nonaccrual loans:
Real estate:
Construction	$2,000	$—	$—
Mortgage-commercial	691	1,471	3,461
Mortgage-residential	197	585	542
Commercial, financial and agricultural	294	363	—
Consumer	1	2	12
Other	—	—	—
Total nonaccrual loans	3,183	2,421	4,015
Other real estate	1,287	812	1,522
Total nonperforming assets	4,470	3,233	5,537

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	437	163	—
Mortgage-residential	30	133	540
Commercial, financial and agricultural	13	122	40
Consumer	16	25	12
Other	—	—	141
Total loans delinquent for 90 days or more	496	443	733

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	—	—	434
Total restructured loans still accruing interest	—	—	434

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$4,966	$3,676	$6,704

Total nonperforming assets as a percentage of loans and other real estate	0.35%	0.25%	0.43%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.38%	0.29%	0.49%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.38%	0.29%	0.52%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $5.0 million at September 30, 2002, compared to $6.7 million from a year ago and $3.7 million from year-end 2001.  Nonaccrual construction loans totaled $2.0 million due to the addition of nine loans during the third quarter of 2002.  These loans are related to a bankrupt home manufacturing company.  Nonaccrual commercial mortgage loans totaled $0.7 million, a decrease from the $3.5 million reported a year ago and $1.5 million at year-end 2001.  This decrease was primarily due to a $1.0 million loan charge-off and a $2.6 million loan payoff in 2001, and a $1.4 million loan payoff in 2002.  Loans delinquent for 90 days or more and still accruing interest totaled $0.5 million at September 30, 2002, compared to $0.7 million reported at the same period last year, and $0.4 million at year-end 2001.

Impaired loans, representing eleven loans, totaled $2.7 million at September 30, 2002, compared to six loans totaling $6.4 million at the same period last year and four loans totaling $1.5 million at year-end 2001.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

For the third quarter of 2002, total other operating income, excluding securities transactions, was $3.3 million, a 7.0% increase over the $3.1 million reported at the same period last year.  On a year-to-date basis excluding securities transactions, other operating income totaled $9.9 million, an increase of 3.5% over the same period last year.

Service charges and other fees increased by $0.3 million over the third quarter of 2001 and $0.9 million over the first nine months of 2001. This increase was primarily attributed to fee enhancement initiatives that were implemented in 2001. Offsetting this increase was a reduction in rental income from CKSS Associates, a limited partnership.  The acquisition of the remaining 50% interest in the partnership in June 2001 resulted in rental income being netted in occupancy expense.  Also included in other operating income in 2001 was a $601,000 gain on the sale of $54 million in residential mortgage loans.

Included in securities losses in the third quarter of 2002 is a $0.3 million writedown of an equity security due to a permanent impairment in value.

Other Operating Expense

Total other operating expense was $14.3 million for the third quarter of 2002, an increase of 20.9% over the same period last year.  Salaries and benefits totaled $7.4 million, an increase of

9.1% over the same quarter last year.  This increase was due to the acquisition of new employees for the financial service sales teams, trust and investment management, and private banking, and executive management transition costs.  Occupancy expense decreased by 7.1% from the same period last year.  As previously mentioned, the acquisition of CKSS Associates in 2001 resulted in rental income being netted in occupancy expense. Other operating expense increased by 51.7% over the third quarter of 2001.  This increase was primarily due to the previously mentioned $0.9 million interest expense on a State tax assessment under appeal, costs associated with the recent outsourcing of the internal audit function, and an increase in professional fees.

Through September 30, 2002, other operating expense was $40.5 million, a 7.1% increase over the same period last year. Salaries and benefits increased by 12.3% over the same period last year. Occupancy expenses decreased by 29.7% as the result of the previously mentioned CKSS acquisition.  Included in other operating expense in 2001 is an expense of $642,000 relating to an early payoff of Federal Home Loan Bank borrowings.

Income Taxes

The effective tax rate for the third quarter and first nine months of 2002 was 32.37% and 34.48%, respectively.  Excluding the impact of the tax credit mentioned earlier, the comparable rates for 2001 were 36.19% and 35.92%, respectively.

In 1998, the Company completed a corporate reorganization. In September 2002, the State of Hawaii tax department notified the Company that it was disallowing the tax treatment of this reorganization, and, as previously mentioned, assessed the Company approximately $0.9 million in interest on the unpaid tax liability.  The unpaid tax liability and the related interest were paid in October 2002.  The associated tax benefits, which totaled $4.8 million as of September 30, 2002, were not recognized in the financial statements. The Company has filed a notice of appeal.

Financial Condition

Total assets at September 30, 2002 were $1.980 billion, an increase of $149.7 million or 8.2% from September 30, 2001. Compared to year-end 2001, total assets were up $144.1 million or 7.9%. Net loans grew 1.2% to $1.269 billion from a year ago and 2.0% from year-end 2001. Investment securities totaled $527.1 million, compared to $374.2 million a year ago and $391.9 million at year-end 2001. This increase was due to the reallocation of assets into higher-yielding investment securities.  Total deposits at September 30, 2002 were $1.607 billion, an increase of $186.0 million or 13.1% over September 30, 2001. Compared to year-end 2001, total deposits grew by $156.0 million or 10.8%. Core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000) at September 30, 2002 were $1.243 billion, an increase from $1.017 billion a year ago and $1.082 billion at year-end 2001.  This increase was attributed to the introduction of new deposit products. Competition for deposits remains strong, and will continue to challenge the Company’s ability to gather low-cost retail funds.  Long-term debt decreased to $157.4 million at September 30, 2002, compared to $201.4 million at September 30, 2001 and $175.6 million at year-end 2001.

Capital Resources

Stockholders’ equity was $167.1 million at September 30, 2002, an increase of $17.6 million or 11.8% from a year ago, and an increase of $20.1 million or 13.6% from year-end 2001.  When expressed as a percentage of total assets, stockholders’ equity increased to 8.44% at September 30, 2002, from 8.17% a year ago and 8.23% at year-end 2001. Book value per share at September 30, 2002 was $10.49, compared to $9.31 at September 30, 2001 and $9.27 at year-end 2001.

Repurchases of the Company’s common stock during the first nine months of 2002 totaled 142,400 shares for a total consideration of $2.6 million.  The Company is currently in the seventh segment of its repurchase program that began in 1998.

On September 17, 2002, the board of directors declared a third quarter cash dividend of $0.10 per share, a 11.1% increase over the dividend declared in the third quarter of 2001.  Dividends declared in the third quarter of 2002 totaled $1,593,000, compared with $1,365,000 in the same quarter last year.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2002:
Leverage capital	$169,634	8.78%	$77,287	4.00%	$92,347	4.78%
Tier 1 risk-based capital	169,634	11.23	60,417	4.00	109,217	7.23
Total risk-based capital	188,591	12.49	120,833	8.00	67,758	4.49

At December 31, 2001:
Leverage capital	$152,970	8.43%	$72,626	4.00%	$80,344	4.43%
Tier 1 risk-based capital	152,970	10.12	60,462	4.00	92,508	6.12
Total risk-based capital	171,935	11.37	120,925	8.00	51,010	3.37

In addition, FDIC-insured institutions such as the Company’s subsidiary, Central Pacific Bank (the “Bank”), must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2002:
Leverage capital	$166,631	8.64%	$96,484	5.00%	$70,147	3.64%
Tier 1 risk-based capital	166,631	11.04	90,569	6.00	76,062	5.04
Total risk-based capital	185,577	12.29	150,949	10.00	34,628	2.29

At December 31, 2001:
Leverage capital	$149,912	8.22%	$91,168	5.00%	$58,744	3.22%
Tier 1 risk-based capital	149,912	9.91	90,760	6.00	59,152	3.91
Total risk-based capital	168,890	11.17	151,266	10.00	17,624	1.17

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the 2001 Annual Report to Shareholders. No significant changes have occurred during the three and nine months ended September 30, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the 2001 Annual Report to Shareholders. No significant changes have occurred during the three and nine months ended September 30, 2002.

Item 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls.

PART II.  OTHER INFORMATION

Item 1 and Items 3 to 5.

Item 1 and Items 3 to 5 are omitted pursuant to instructions to Part II.

Item 2.    Changes in Securities

        On September 17, 2002, the Board declared a two-for-one stock split ("Stock Split") of the Company's common stock, effected in the form of a 100 percent stock dividend, payable November 8, 2002 to shareholders of record as of October 15, 2002. After giving effect to the Stock Split, the shares outstanding as of the record date increased from 7,973,529 to 15,947,058. As a result of the Stock Split, the Board authorized certain adjustments to the shares of common stock reserved for issuance under the Company's 1986 and 1997 Stock Option Plans. See note 2 of the Company's unaudited financial statements.

Item 6.             Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPB INC.
(Registrant)

Date:	November 13, 2002	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date:	November 13, 2002	/s/ Neal K. Kanda
Neal K. Kanda
Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

Certification of the Principal Executive Officer

Pursuant to 15 U.S.C. 78m(a) of 78o(d),

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Clint Arnoldus, Chief Executive Officer of CPB Inc. (the “Company”), certify that:

(1)           I have reviewed this quarterly report on Form 10-Q of the Company;

(2)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects of the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)           The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)           The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditor’s any material weaknesses in internal controls; and

(b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)           The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Clint Arnoldus
Clint Arnoldus Chairman, President and Chief Executive Officer

Certification of the Principal Financial and Accounting Officer

Pursuant to 15 U.S.C. 78m(a) of 78o(d),

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Neal K. Kanda, Principal Financial and Accounting Officer of CPB Inc. (the “Company”), certify that:

(1)           I have reviewed this quarterly report on Form 10-Q of the Company;

(2)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects of the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)           The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)           The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditor’s any material weaknesses in internal controls; and

(b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)           The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Neal K. Kanda
Neal K. Kanda
Vice-President, Secretary and Treasurer (Principal Financial and Accounting Officer)

CPB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2002	December 31, 2001	September 30, 2001

ASSETS
Cash and due from banks	$55,065	$39,820	$41,872
Interest-bearing deposits in other banks	17,446	29,277	41,868
Federal funds sold	—	13,500	—
Investment securities:
Held to maturity, at cost (fair value of $62,130 at September 30, 2002, $71,142 at December 31, 2001, and $79,263 at September 30, 2001)	59,664	69,859	77,048
Available for sale, at fair value	467,463	322,088	297,162
Total investment securities	527,127	391,947	374,210

Loans	1,293,721	1,268,657	1,278,679
Less allowance for loan losses	25,131	24,564	25,356
Net loans	1,268,590	1,244,093	1,253,323

Premises and equipment	58,544	60,635	60,652
Accrued interest receivable	9,180	9,000	9,638
Investment in unconsolidated subsidiaries	2,062	1,284	1,330
Due from customers on acceptances	111	—	42
Other real estate	1,287	812	1,522
Other assets	40,330	45,273	45,591
Total assets	$1,979,742	$1,835,641	$1,830,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$274,489	238,663	$214,549
Interest-bearing deposits	1,332,425	1,212,262	1,206,388
Total deposits	1,606,914	1,450,925	1,420,937

Short-term borrowings	3,438	13,893	3,663
Long-tem debt	157,514	175,572	201,412
Bank acceptances outstanding	111	—	42
Minority interest	10,064	10,064	10,261
Other liabilities	34,568	38,117	44,248
Total liabilities	1,812,609	1,688,571	1,680,563

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 15,934,658 shares at September 30, 2002, 15,866,484 shares at December 31, 2001, and 16,055,576 at September 30, 2001	8,284	6,678	6,281
Surplus	45,848	45,848	45,848
Retained earnings	110,542	94,581	91,031
Deferred stock awards	(28)	(34)	—
Accumulated other comprehensive income	2,487	(3)	6,325
Total stockholders’ equity	167,133	147,070	149,485

Total liabilities and stockholders’ equity	$1,979,742	$1,835,641	$1,830,048

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$23,784	$25,785	$70,408	$80,060
Interest and dividends on investment securities:
Taxable interest	5,089	4,592	15,120	14,631
Tax-exempt interest	813	637	2,254	1,836
Dividends	329	364	825	1,042
Interest on deposits in other banks	160	219	440	990
Interest on Federal funds sold and securities purchased under agreements to resell	26	222	129	284

Total interest income	30,201	31,819	89,176	98,843

Interest expense:
Interest on deposits	5,757	9,561	18,158	32,075
Interest on short-term borrowings	49	33	178	603
Interest on long-term debt	1,252	2,545	4,552	8,669

Total interest expense	7,058	12,139	22,888	41,347

Net interest income	23,143	19,680	66,288	57,496
Provision for loan losses	300	1,050	900	2,700
Net interest income after provision for loan losses	22,843	18,630	65,388	54,796
Other operating income:
Income from fiduciary activities	350	342	964	912
Service charges on deposit accounts	1,064	961	3,211	2,759
Other service charges and fees	1,248	1,081	3,559	3,088
Equity in earnings of unconsolidated subsidiaries	—	—	—	217
Fees on foreign exchange	120	106	375	332
Investment securities gains (losses)	(163)	276	477	893
Other	496	573	1,822	2,289

Total other operating income	3,115	3,339	10,408	10,490

Other operating expense:
Salaries and employee benefits	7,367	6,755	22,700	20,216
Net occupancy	936	1,007	2,784	3,958
Equipment	750	606	2,119	1,977
Other	5,229	3,446	12,920	11,699

Total other operating expense	14,282	11,814	40,523	37,850

Income before income taxes	11,676	10,155	35,273	27,436
Income taxes	3,780	1,433	12,163	7,612

Net income	$7,896	$8,722	$23,110	$19,824

Per share data:
Basic earnings per share	$0.49	$0.53	$1.45	$1.20
Diluted earnings per share	0.48	0.52	1.42	1.17
Cash dividends declared	0.10	0.09	0.29	0.25

Basic weighted average shares outstanding	15,969	16,449	15,923	16,591
Diluted weighted average shares outstanding	16,314	16,766	16,275	16,899

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Nine months ended September 30, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	23,110	—	—	23,110
Net change in unrealized gain (loss) on investment securities, net of taxes of $2,267	—	—	—	—	3,408	3,408
Pension liability adjustment, net of taxes of $(611)					(918)	(918)

Comprehensive income						25,600

Cash dividends declared ($0.29 per share)	—	—	(4,625)	—	—	(4,625)
210,574 shares of common stock issued	1,676	—	—	—	—	1,676
142,400 shares of common stock repurchased	(70)	—	(2,524)	—	—	(2,594)
Vested stock awards	—	—	—	6	—	6

Balance at September 30, 2002	$8,284	$45,848	$110,542	$(28)	$2,487	$167,133

Disclosure of reclassification amount:
Unrealized holding gain on investment securities during period, net of taxes of $2,227	$—	$—	$—	$—	$3,347	$3,347
Less reclassification adjustment for losses included in net income, net of taxes of $(41)	—	—	—	—	(61)	(61)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$3,408	$3,408

Nine months ended September 30, 2001:
Balance at December 31, 2000	$6,172	$45,848	$88,232	$—	$3,060	$143,312
Net Income	—	—	19,824	—	—	19,824
Net change in unrealized gain (loss) on investment securities, net of taxes of $2,172	—	—	—	—	3,265	3,265

Comprehensive income						23,089

Cash dividends declared ($0.25 per share)	—	—	(3,997)	—	—	(3,997)
60,140 shares of common stock issued	463	—	—	—	—	463
933,500 shares of common stock repurchased	(354)	—	(13,028)	—	—	(13,382)

Balance at June 30, 2001	$6,281	$45,848	$91,031	$—	$6,325	$149,485

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $1,037	$—	$—	$—	$—	$3,030	$3,030
Less reclassification adjustment for losses included in net income, net of taxes of $(157)	—	—	—	—	(235)	(235)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$3,265	$3,265

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net income	$23,110	$19,824
Adjustments to reconcilie net income to net cash provided by operating activities:
Provision for loan losses	900	2,700
Provision for depreciation & amortization	3,157	2,439
Amortization of deferred stock awards	6	—
Net amortization (accretion) of investment securities	365	(261)
Net gain on investment securities	(477)	(893)
Federal Home Loan Bank dividends received	(574)	(1,038)
Net gain on sale of loans	(412)	(839)
Proceeds from sales of loans held for sale	29,948	75,472
Originations & purchases of loans held for sale	(34,254)	(75,091)
Net loss on disposal of premises & equipment	102	—
Deferred income tax benefit	7,962	(3,008)
Equity in earnings of unconsolidated subsidiaries	—	(217)
Net decrease in other assets	(3,073)	(1,289)
Net increase (decrease) in other liabilities	(5,244)	11,926

Net Cash Provided by Operating Activities	21,516	29,725

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	10,097	9,032
Proceeds from sales of investment securities available for sale	16,689	40,942
Proceeds from maturities of & calls on investment securities available for sale	65,646	31,739
Purchases of investment securities available for sale	(221,250)	(63,674)
Net increase in interest-bearing deposits in other banks	11,831	(30,362)
Net decrease (increase) in Fed Funds Sold	13,500	15,000
Net principal repayments (loan originations)	(22,793)	10,555
Purchases of premises & equipment	(1,168)	(644)
Distributions from unconsolidated subsidiaries	—	125
Contributions to unconsolidated subsidiaries	(921)	(81)
Acquisition of remaining interest in CKSS	—	(31,043)

Net Cash Provided (Used) by Investing Activities	(128,369)	(18,411)

Cash flows from financing activities:
Net increase in deposits	155,989	57,871
Proceeds from long-term debt	12,000	8,670
Repayments of long-term debt	(30,058)	(28,228)
Net decrease in short-term borrowings	(10,455)	(53,057)
Cash dividends paid	(4,460)	(3,986)
Proceeds from sale of common stock	1,676	463
Proceeds from sale of preferred stock	—	10,000
Repurchases of common stock	(2,594)	(13,382)

Net Cash Provided (Used) by Financing Activities	122,098	(21,649)

Net increase (decrease) in cash & cash equivalents	15,245	(10,335)

Cash and cash equivalents:
At beginning of year	39,820	52,207

At end of year	$55,065	$41,872

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$23,944	$42,883
Cash paid during the year for income taxes	$14,338	$—

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$2,114	$2,458

See accompanying notes to consolidated financial statements.

CPB INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2002 and 2001

1.       Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2001. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Two-for-One Stock Split

        On September 17, 2002, the Board declared a two-for-one stock split of the Company's common stock (the "Stock Split"), effected in the form of a 100 percent stock dividend, payable November 8, 2002 to shareholders of record as of October 15, 2002. Based on the 7,973,529 shares of the Company's common stock outstanding as of the record date, the Stock Split doubled the number of outstanding shares to 15,947,058 after the payment date. Authorized shares are 50,000,000 shares.

        The Company's 1997 Stock Option Plan, which was approved by its shareholders in 1997, authorizes the granting of a maximum of 1,000,000 shares to participants. After adjustment for the Stock Split, said shares total 2,000,000 of which 1,045,586 shares were granted as of September 30, 2002. Exercisable shares totaled 244,904 as of September 30, 2002.

        The Company's 1986 Stock Option Plan expired in 1997. Options granted from the plan which were exercisable at September 30, 2002 totaled 87,140 shares after adjustment for the Stock Split.

          The financial statements presented in this Form 10-Q as of and for the three and nine months ended September 30, 2002 and 2001 reflect the effects of the Stock Split.

3.       Comprehensive Income

Components of other comprehensive income (loss), net of taxes, is presented below:

	September 30,
(Dollars in thousands)	2002	2001

Unrealized holding gains (losses) on available-for-sale investment securities	$7,426	$6,325
Pension liability adjustments	(4,939)	—
Balance at end of period	$2,487	$6,325

4.       Segment Information

The Company has three reportable segments: financial services, real estate, and treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The financial services segment includes retail branch offices, corporate lending, residential mortgage lending, and international banking services.  Products and services offered include a full range of deposit and loan products, safe deposit boxes and various other bank services. The real estate segment focuses on construction and real estate development lending.  The treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. Other activities include trust, mortgage servicing, and indirect lending activities.

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

Segment profits and assets are provided in the following table for the periods indicated.

(Dollar in thousands)	Financial Services	Real Estate	Treasury	All Other	Total

Three months ended September 30, 2002
Net interest income (expense)	12,369	4,528	4,328	1,918	23,143
Intersegment net interest income (expense)	4,462	(2,060)	(1,497)	(905)	—
Provision for loan losses	192	40	—	68	300
Other operating income	1,314	10	199	1,592	3,115
Other operating expenses	4,340	183	385	9,374	14,282
Administrative and overhead expense allocation	5,141	247	284	(5,672)	—
Income tax expense (benefit)	2,717	674	737	(348)	3,780
Net income (loss)	5,755	1,334	1,624	(817)	7,896

Three months ended September 30, 2001
Net interest income (expense)	10,927	3,983	2,286	2,484	19,680
Intersegment net interest income (expense)	3,445	(2,272)	252	(1,425)	—
Provision for loan losses	571	(149)	—	628	1,050
Other operating income	1,192	4	408	1,735	3,339
Other operating expenses	4,062	139	370	7,243	11,814
Administrative and overhead expense expense allocation	5,053	185	199	(5,437)	—
Income tax expense (benefit)	713	38	461	221	1,433
Net income (loss)	5,165	1,502	1,916	139	8,722

At September 30, 2002
Investment securities	—	—	527,127	—	527,127
Loans	985,470	212,110	—	96,141	1,293,721
Other	37,986	1,029	64,789	55,090	158,894
Total Assets	1,023,456	213,139	591,916	151,231	1,979,742

At December 31, 2001
Investment securities	—	—	391,947	—	391,947
Loans	962,098	197,504	—	109,055	1,268,657
Other	38,295	1,224	72,361	63,157	175,037
Total Assets	1,000,393	198,728	464,308	172,212	1,835,641

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.”  SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 (“Accounting for Certain Acquisitions of Banking or Thrift Institutions”) and FASB Interpretation No. 9 (“Applying APB Opinions No. 16 and 17 When a Savings and Loan Association of a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method”), and requires that those transactions be accounted for in accordance with SFAS

No. 141 and 142. The requirement in paragraph 5 of SFAS No. 72 is no longer applicable to acquisitions within the scope of SFAS No. 147.  SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Paragraph 5 of SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provision in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002.  The application of SFAS No. 147 is not expected to have a material impact on the Company’s consolidated financial statements.