Form 10-K
period 2002-12-31
CPB INC
filed 2003-03-14
CIK 701347

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securites and Exchange Commission on March 14, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-10777

CPB INC.
(Exact name of registrant as specified in its charter)

Hawaii (State or other jurisdiction of incorporation or organization)	99-0212597 (I.R.S. Employer Identification No.)
220 South King Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (zip code)
Registrant's telephone number, including area code: (808) 544-0500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $309,344,000.

        As of February 28, 2003, the number of shares of common stock of the registrant outstanding was 16,006,748 shares.

        The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for the Annual Meeting of Shareholders which will be filed within 120 days of the fiscal year ended December 31, 2002	Part III

PART I

Forward-Looking Statements

        This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and generally include the words "believes", "plans", "intends", "expects", "anticipates" or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: the impact of local, national and international economies and events on CPB Inc. (the "Company") business and operations and on tourism, the military, and other major industries operating within the Hawaii market; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates; and trading of the Company's stock. For further information on factors that could cause actual results to materially differ from projections, please see the Company's publicly available Securities and Exchange Commission filings. Be advised the Company does not update any of its forward-looking statements.

ITEM 1. BUSINESS

General

        The Company, a Hawaii corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Pursuant to a Plan of Reorganization and Agreement of Merger, the Company was organized on February 1, 1982 to serve as a holding company for its subsidiary, Central Pacific Bank (the "Bank"). The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization for the Company, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

        The Bank owns 100% of the outstanding stock of Central Business Club of Honolulu, Inc., whose principal business is the operation of a private food service facility.

        The Bank also owns 99.8% and the Company owns 0.2% of the outstanding common stock of CPB Real Estate, Inc. ("CPBREI"), a real estate investment trust, which acquires, holds and manages stable, long-term real estate related assets including residential mortgage loans, commercial real estate loans and mortgage-backed securities. CPBREI, incorporated in March 1998, was established to provide the Company with an alternate means of raising capital and to enhance federal and state tax strategies. The impact of the tax strategies is discussed in note 17 to the Company's consolidated financial statements. In November 1998, CPBREI issued 1,000 shares of Class A preferred stock to the Bank and certain employees of the Bank. In September 2000, CPBREI issued 100 shares of Class B preferred stock to the Bank and 92 shares of Class C preferred stock to the Bank. In August 2001, the Bank sold 100 shares of Class B preferred stock of CPBREI to third party investors. At December 31, 2002, the Bank held 873 shares of CPBREI Class A preferred stock and 92 shares of CPBREI Class C preferred stock, and employees or former employees held 127 shares of CPBREI Class A preferred stock.

        The Company's internet site can be found at www.cpbi.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found on the Company's internet site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

        The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

        The Bank is a full-service commercial bank that has 24 banking offices and 77 ATMs located throughout the State of Hawaii as of December 31, 2002. The Bank's administrative and main offices are located in Honolulu, and there are eighteen other branches on the island of Oahu. In addition, the Bank operates two branches on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii.

        Through its network of banking offices, the Bank emphasizes personalized services and offers a full range of banking services and products to businesses, professionals and individuals in Hawaii.

Market Area and Competition

        The Bank competes in the financial services industry. The Hawaii market consists of five commercial banks, three savings and loans, one finance company and numerous credit unions.

        Bancwest Corporation had $34.7 billion in assets at year-end 2002. First Hawaiian Bank, the Hawaii-based subsidiary bank, has approximately 24% of the deposits in the State of Hawaii.

        Bank of Hawaii Corporation had $9.5 billion in total assets at year-end 2002. Bank of Hawaii, its largest subsidiary, maintains approximately 24% of the deposits in the State of Hawaii.

        American Savings Bank, a subsidiary of Hawaiian Electric Industries, held $6.2 billion in assets at year-end 2002. American Savings Bank has approximately 16% of the deposits in the State of Hawaii.

        Based on total consolidated assets at December 31, 2002, the Company is the third largest bank holding company in the State of Hawaii and the Bank is the third largest commercial bank in the state maintaining approximately 7% of the deposit market share. With $2.0 billion in assets, the Bank is establishing its position in the market as a local community bank that is large enough to provide a wide range of banking services, yet small enough to deliver personalized service. In order to compete with the other financial services providers in the State of Hawaii, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet the needs of the communities served. The Bank remains competitive with pricing and superior service levels. The Bank also has a strong capital base that can support expansion opportunities that may better serve the community.

        The banking and financial services industry in the State of Hawaii generally, and in the Bank's target market areas, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "ITEM 1. BUSINESS—Supervision and Regulation—Financial Services Modernization Legislation."

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

        From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "ITEM 1. BUSINESS—Supervision and Regulation."

Supervision and Regulation

  General

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company. The description is qualified in its entirety by reference to the applicable laws and regulations.

  The Company

        The Company is a registered bank holding company, and subject to regulation under the Bank Holding Company Act. The Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

        The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

        Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS Supervision and Regulation—Capital Standards."

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

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

        The Company is also a "financial institution holding company" within the meaning of Section 412:1-109 of the Hawaii Revised Statutes. As such, the Company and its subsidiary are subject to examination by, and may be required to file reports with, the Hawaii Commissioner of Financial Institutions (the "Commissioner").

        The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

  The Bank

        The Bank, as a Hawaii chartered bank, is subject to primary supervision, periodic examination, and regulation by the Commissioner and the FDIC. The Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a Hawaii chartered bank would result in a revocation of the Bank's charter. The Commissioner separately has many of the same remedial powers.

  The Sarbanes-Oxley Act of 2002

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

  •
  the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;
  •
  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
  •
  increased penalties for financial crimes;
  •
  expanded disclosure of corporate operations and internal controls and certification of financial statements;
  •
  enhanced controls on and reporting of insider trading; and
  •
  statutory separations between investment bankers and analysts.

We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

  USA Patriot Act of 2001

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen the U.S law enforcement and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements and requires various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;
  •
  standards for verifying customer identification at account opening;
  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
  •
  reports by non-financial businesses filed with the Treasury Department's Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and
  •
  the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:

  •
  verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

  •
  maintaining records of the information used to verify the person's identity; and
  •
  determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

  Financial Services Modernization Legislation

        General.    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), also known as the Financial Services Modernization Act of 1999. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

        The law also:

  •
  broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
  •
  provided an enhanced framework for protecting the privacy of consumer information;
  •
  adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
  •
  modified the laws governing the implementation of the Community Reinvestment Act; and
  •
  addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        The Company and the Bank do not believe that the GLBA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

        Expanded Bank Activities.    The GLBA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because the laws of the State of Hawaii do not permit the Bank to engage in all of the activities permissible to national banks, the Bank may be at a competitive disadvantage to national banks located in its market area that may offer such expanded financial products.

        Privacy.    Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since the GLBA's enactment, a number of states have implemented their own versions of privacy laws. The Company has implemented its privacy policies in accordance with the law.

  Dividends and Other Transfers of Funds

        Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $126.3 million at December 31, 2002. In addition, the Commissioner and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Compliance with the capital standards set forth by the FDIC or restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or Company may pay. The Commissioner may impose similar limitations on the conduct of Hawaii-chartered banks. See "ITEM 1. BUSINESS—Supervision and Regulation—Capital Standards" and "ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms" for further discussion of restrictions on capital distributions.

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

        The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. The Company's and Bank's capital ratios compared to the minimum regulatory capital requirements as of December 31, 2002 are discussed in note 25 to the Consolidated Financial Statements.

  Predatory Lending

        The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

  •
  making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending");
  •
  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); and
  •
  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

        On October 1, 2002, the Federal Reserve Board regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

  •
  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;
  •
  subordinate-lien loans of 10 percentage points above Treasury securities; and
  •
  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn't be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

        The Bank is unable at this time to determine the impact of these rule changes and potential state action in this area on its financial condition or results of operation.

  Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

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

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution's primary regulator.

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

  Premiums for Deposit Insurance

        Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Company's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

        The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase.

        The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Company's subsidiary depository institutions could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $0.0170 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

  Interstate Banking and Branching

        The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain State restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

        A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted August 23, 2002, the Bank was received a satisfactory rating.

  Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super

NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

  Nonbank Subsidiaries

        The Bank's nonbank subsidiaries are subject to the laws and regulations of both the federal government and the state in which they conduct business.

Employees

        At February 28, 2003, the Company employed 506 persons, 451 on a full-time basis and 55 on a part-time basis. Management of the Company believes that it has favorable employee relations. The Company is not a party to any collective bargaining agreement.

Factors That May Affect Future Financial Results and Operations or the Value of Company's Common Stock.

        In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, business, financial condition or operating results of the Company could be adversely affected.

        Changes in market interest rates may adversely affect performance.    The Company's earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company's current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Although the Company believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on the Company's business, financial condition and results of operations.

        Deterioration of economic conditions in Hawaii could adversely affect the Company's loan portfolio and reduce the demand for the Company's services.    The Company focuses its business primarily in Hawaii. A deterioration in economic conditions in its market area could have a material adverse impact on the quality of its business. Factors which could impact the Hawaiian economy include: declines in the tourism and airline industries, declines in the U.S. mainland and Japan economies, and consequences from national, international, and political events. An economic slowdown in Hawaii could have the following consequences, any of which could reduce the Company's net income:

  •
  loan delinquencies may increase;
  •
  problem assets and foreclosures may increase;
  •
  claims and lawsuits may increase;
  •
  demand for the Company's products and services may decline; and
  •
  collateral for loans may decline in value below the principal amount owed by the borrower.

        If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses.    A significant source of risk arises from the possibility that losses will be sustained if a significant number of the Company's borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results of operations.

        Loan loss reserves may not cover actual loan losses.    If the Company's actual loan losses exceed the amount the Company has reserved for probable losses, it will hurt the Company's business. The Company attempts to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. The Company creates reserves for estimated loan losses in its accounting records. The Company bases these allowances on estimates of the following:

  •
  industry standards;
  •
  historical experience with loans;
  •
  evaluation of current economic conditions;
  •
  regular reviews of the quality, mix and size of the overall loan portfolio;
  •
  regular reviews of delinquencies; and
  •
  the quality of the collateral underlying loans.

        An increase in non-performing assets would reduce the Company's income and increase its expenses. If the level of non-performing assets rises in the future, it could adversely affect the Company's operating results. Non-performing assets are mainly loans on which the borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that assets are non-performing, the Company has less cash available for lending and other activities.

        If the Company loses key employees, business may suffer.    If the Company lost key employees temporarily or permanently, it could hurt business. The Company could be particularly hurt if its key employees went to work for competitors. The Company's future success depends on the continued contributions of existing senior management personnel.

        Governmental regulation may impair the Company's operations or restrict its growth.    The Company and the Bank are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting the Company's business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect the Company's business. In addition to governmental supervision and regulation, the Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. The Company is subject to the rules and regulations of the Federal Reserve Board. If the Company fails to comply with federal and state bank regulations, the regulators may limit the Company's activities or growth, fine or ultimately put the Company out of business. Banking laws and regulations change from time to time. Bank regulations can hinder its ability to compete with financial services companies that are not regulated or are less regulated. Federal and state bank regulatory agencies regulate many aspects of the Company's operations. These areas include:

  •
  the capital that must be maintained;
  •
  the kinds of activities that can be engaged in;
  •
  the kinds and amounts of investments that can be made;

  •
  the locations of offices;
  •
  how much interest can be paid on demand deposits;
  •
  insurance of deposits and the premiums that must be paid for this insurance; and
  •
  how much cash must set aside as reserves for deposits.

        Competition may adversely affect the Company's performance.    The financial services business in the Company's market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Bank faces competition both in attracting deposits and in making loans. The Bank competes for loans principally through the interest rates and loan fees the Bank charges and the efficiency and quality of services the Bank provides. Increasing levels of competition in the banking and financial services businesses may reduce the Company's market share or cause the prices it charge for its services to fall. The Company's results may differ in future periods depending upon the nature or level of competition.

        The Company's stock price may be volatile, which could result in substantial losses for the Company's shareholders.    The market price of Common Stock could be subject to wide fluctuations in response to a number of factors, including:

  •
  the amount of Common Stock outstanding and its trading volume;
  •
  actual or anticipated changes in the Company's future financial performance;
  •
  changes in financial estimates of the Company by securities analysts;
  •
  competitive developments, including announcements by the Company or competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  •
  the operating and stock performance of competitors;
  •
  changes in interest rates; and
  •
  additions or departures of key personnel.

ITEM 2. PROPERTIES

        The Bank holds title to the land and building in which the Company's and Bank's headquarters, Kaimuki branch office, Hilo branch office and Kailua-Kona branch office are situated. The bank also holds title to the buildings in which the Moiliili branch office and operations center are situated, and a portion of land on which the Moiliili branch office is situated. The remaining land on which the Moiliili branch and all of the land on which the operations center are situated are leased.

        All other Bank properties are occupied under leases, which expire on various dates through 2038, and, in most instances, include options to renew. These leases generally contain renewal options for periods ranging from 5 to 15 years. For the year ended December 31, 2002, net rent expense under these leases aggregated $3.4 million. For additional information relating to lease rental expense and commitments, see note 15 to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

        The Company's common stock is traded on the New York Stock Exchange under the ticker symbol "CPF". As of December 31, 2002, there were 1,970 shareholders of record, excluding individuals and institutions for whom shares were held in the names of nominees and brokerage firms.

        The following table sets forth information on the range of high and low sales prices of the Company's common stock and cash dividends declared as of the dates indicated.

Market Prices and Common Stock Dividends Declared

	Stock Price
			Cash Dividends Declared
	High	Low
2002	$31.24	$13.82	$0.40
Fourth Quarter	31.24	22.16	0.11
Third Quarter	23.68	13.82	0.10
Second Quarter	23.38	17.00	0.10
First Quarter	17.43	14.63	0.09
2001	$18.74	$11.01	$0.34
Fourth Quarter	16.15	13.63	0.09
Third Quarter	18.74	13.69	0.09
Second Quarter	15.10	11.01	0.08
First Quarter	15.00	12.38	0.08

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$118,462	$129,873	$126,783	$112,840	$111,792
Total interest expense	29,483	51,421	55,559	44,418	46,705
Net interest income	88,979	78,452	71,224	68,422	65,087
Provision for loan losses	1,000	3,000	4,500	3,700	6,600
Net interest income after provision for loan losses	87,979	75,452	66,724	64,722	58,487
Other operating income	15,282	14,113	12,887	13,103	16,822
Other operating expense	55,023	50,683	49,592	53,448	51,273
Income before income taxes	48,238	38,882	30,019	24,377	24,036
Income taxes	14,955	10,177	10,585	8,051	8,967
Net income	33,283	28,705	19,434	16,326	15,069
Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$39,358	$29,277	$11,506	$9,828	$10,469
Investment securities(1)	540,924	391,947	384,619	321,670	351,436
Loans	1,289,892	1,266,949	1,290,145	1,167,466	1,099,677
Allowance for loan losses	24,197	24,564	22,612	20,768	20,066
Total assets	2,028,163	1,835,641	1,816,918	1,646,491	1,560,885
Core deposits(2)	1,280,471	1,082,131	944,661	958,749	924,960
Total deposits	1,641,101	1,450,925	1,363,066	1,305,654	1,269,123
Long-term debt	147,155	175,572	220,970	98,279	118,289
Total shareholders' equity	173,443	147,070	143,312	144,079	148,066
Per Share Data:(3)
Basic earnings per share	$2.09	$1.75	$1.09	$0.85	$0.73
Diluted earnings per share	2.04	1.72	1.07	0.84	0.73
Cash dividends declared	0.40	0.34	0.31	0.28	0.26
Book value	10.86	9.27	8.47	7.76	7.56
Weighted average shares outstanding (in thousands)	15,931	16,410	17,834	19,260	20,708
Financial Ratios:
Return on average assets	1.74%	1.60%	1.16%	1.03%	1.00%
Return on average shareholders' equity	20.55	19.34	13.55	10.93	9.79
Average stockholders' equity to average assets	8.46	8.27	8.57	9.41	10.20
Efficiency ratio(4)	53.02	55.59	58.43	65.36	62.79
Net interest margin(5)	5.11	4.76	4.59	4.64	4.65
Net charge-offs to average loans	0.04	0.08	0.22	0.26	0.53
Nonperforming assets to year-end loans & other real estate(6)	0.18	0.25	0.80	0.94	1.27
Allowance for loan losses to year-end loans	1.88	1.94	1.75	1.77	1.81
Allowance for loan losses to nonaccrual loans	5,511.85	1,014.62	265.27	214.21	155.17
Dividend payout ratio	19.14	19.14	27.98	32.35	35.62

(1)
Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)
Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)
Restated to reflect a two-for-one stock split effected November 8, 2002.

(4)
Efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income before securities transactions).

(5)
Computed on a taxable equivalent basis.

(6)
Nonperforming assets include nonaccrual loans and other real estate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The Company's accounting policies are fundamental to understanding Management's discussion and analysis of financial condition and results of operations. Some of the Company's accounting policies require judgment regarding valuation of assets and liabilities and/or interpretation of specific accounting guidance, and are considered to be critical accounting policies. The following are the Company's critical accounting policies:

        Allowance for Loan Losses—For further information, see Provision and Allowance for Loan Losses section and note 1 to the consolidated financial statements.

OVERVIEW

        The Company and its subsidiary, the Bank, posted record earnings in 2002 and reached $2.0 billion in assets. Improved net interest margin and asset quality contributed to the year's strong earnings. The Company's common stock was listed on the New York Stock Exchange as of December 31, 2002. On December 31, 2002, the Company's common stock price closed at $27.45, an 87% increase over the closing price a year ago. On November 8, 2002, the Company effected a 2-for-1 split of its common stock in the form of a 100% stock dividend. All share and per-share information has been adjusted to reflect the stock split.

        Net income of $33.3 million in 2002 increased by $4.6 million or 15.9% over the $28.7 million earned in 2001, which represented a 47.7% increase over 2000's earnings of $19.4 million. Diluted earnings per share of $2.04 in 2002 increased by 19.0% over the $1.72 per share earned in 2001, which increased by 60.7% over 2000's per-share earnings of $1.07. Cash dividends declared in 2002 of $0.40 per share represented an increase of 17.6% over the $0.34 per share declared in 2001, which increased by 9.7% over the $0.31 declared in 2000. Return on average assets was 1.74% in 2002, compared to 1.60% in 2001 and 1.16% in 2000. Return on average equity of 20.55% in 2002 increased from 19.34% in 2001 and 13.55% in 2000. The Company's efficiency ratio improved to 53.02% in 2002 from 55.59% in 2001 and 58.43% in 2000.

        Total assets of $2.03 billion at December 31, 2002 increased by 10.4% over the $1.84 billion at year-end 2001. Deposit inflows exceeded loan growth, resulting in increased investment securities and reduced borrowings. As of year-end 2002, loans of $1.29 billion increased by $22.9 million or 1.8% over 2001, and investment securities of $540.9 million increased by $149.0 million or 38.0%. Deposits of $1.64 billion increased by $190.2 million over the $1.45 billion at year-end 2001, with noninterest-bearing deposits increasing by 27.9% and interest-bearing deposits increasing by 10.2%. Business checking accounts and the Bank's flagship savings product, the Exceptional Account, provided the deposit growth in 2002. Shareholders' equity of $173.4 million increased by $26.4 million or 17.9%.

RESULTS OF OPERATIONS

Net Interest Income

        Table 1 sets forth information concerning average interest earning assets and interest-bearing liabilities and the yields and rates thereon. Table 2 presents an analysis of changes in components of net interest income between years. Interest income, which includes loan fees, and resultant yield information presented in the tables and discussed in this section are expressed on a taxable equivalent basis using an assumed income tax rate of 35%.

Table 1 Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2002			2001			2000
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$31,022	1.61%	$499	$29,735	3.92%	$1,166	$4,910	6.13%	$301
Federal funds sold	8,393	1.66	139	10,103	3.30	333	296	6.42	19
Taxable investment securities(1)	375,357	5.71	21,438	291,568	7.18	20,923	290,394	6.96	20,202
Tax-exempt investment securities(1)	74,802	6.44	4,814	73,243	5.28	3,866	61,328	5.97	3,659
Loans(2)	1,285,175	7.26	93,257	1,270,450	8.26	104,938	1,223,648	8.49	103,883

Total interest earning assets	1,774,749	6.77	120,147	1,675,099	7.83	131,226	1,580,576	8.10	128,064
Nonearning assets	140,119			119,914			92,318

Total assets	$1,914,868			$1,795,013			$1,672,894

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$138,083	0.39%	$538	$117,205	1.00%	$1,167	$106,922	1.12%	$1,194
Savings and money market deposits	561,848	1.36	7,659	397,813	2.09	8,308	390,132	2.37	9,235
Time deposits under $100,000	233,250	2.61	6,095	275,324	4.34	11,943	250,173	4.54	11,369
Time deposits $100,000 and over	364,632	2.45	8,949	398,769	4.62	18,433	382,543	5.60	21,430
Short-term borrowings	10,436	1.99	208	11,516	5.59	644	57,027	6.53	3,723
Long-term debt	162,331	3.72	6,034	204,371	5.35	10,926	133,724	6.44	8,608

Total interest-bearing liabilities	1,470,580	2.00	29,483	1,404,998	3.66	51,421	1,320,521	4.21	55,559
Noninterest-bearing deposits	237,961			198,725			186,557
Other liabilities	44,356			42,855			22,442
Shareholders' equity	161,971			148,435			143,374

Total liabilities and shareholders' equity	1,914,868			1,795,013			1,672,894

Net interest income			$90,664			$79,805			$72,505

Net interest margin		5.11%			4.76%			4.59%

(1)
At amortized cost.

(2)
Includes nonaccrual loans.

Table 2 Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
			Net Change			Net Change
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$50	$(717)	$(667)	$1,522	$(657)	$865
Federal funds sold	(56)	(138)	(194)	630	(316)	314
Taxable investment securities	6,016	(5,501)	515	82	639	721
Tax-exempt investment securities	82	866	948	711	(504)	207
Loans	1,216	(12,897)	(11,681)	3,973	(2,918)	1,055

Total interest earning assets	7,308	(18,387)	(11,079)	6,918	(3,756)	3,162
Interest-bearing liabilities
Interest-bearing demand deposits	209	(838)	(629)	115	(142)	(27)
Savings and money market deposits	3,428	(4,077)	(649)	182	(1,109)	(927)
Time deposits under $100,000	(1,826)	(4,022)	(5,848)	1,142	(568)	574
Time deposits $100,000 and over	(1,577)	(7,907)	(9,484)	909	(3,906)	(2,997)
Short-term borrowings	(60)	(376)	(436)	(2,972)	(107)	(3,079)
Long-term debt	(2,249)	(2,643)	(4,892)	4,550	(2,232)	2,318

Total interest-bearing liabilities	(2,075)	(19,863)	(21,938)	3,926	(8,064)	(4,138)

Net interest income	$9,383	$1,476	$10,859	$2,992	$4,308	$7,300

        Net interest income of $90.7 million in 2002 increased by $10.9 million or 13.6% over the $79.8 million in 2001, which increased by $7.3 million or 10.1% over 2000. The historically low market interest rates contributed to a decline in average rates on interest-bearing liabilities, including deposits and long-term debt, which exceeded the decline in average yield on interest earning assets.

        Interest income of $120.1 million in 2002 decreased by $11.1 million or 8.4% from $131.2 million in 2001 due to declining interest-earning asset yields consistent with general market conditions. Interest income in 2001 reflected an increase of $3.2 million or 2.5% over 2000 due primarily to increases in loan and other interest earning asset balances. Average interest earning assets in 2002 increased by $99.7 million or 5.9%, including a $85.3 million increase in average investment securities and a $14.7 million increase in average loans. In 2001 increases in average loans and average interest-bearing deposits in other banks contributed much of the increase in interest earning assets compared to 2000. The yield on total interest earning assets decreased to 6.77% in 2002 from 7.83% in 2001 and 8.10% in 2000 in line with the decline in market interest rates. The yield on loans, the largest component of interest earning assets, declined by 100 basis points in 2002 after declining by 23 basis points in 2001.

        Interest expense of $29.5 million in 2002 decreased by $21.9 million or 42.7% from 2001, which decreased by $4.1 million or 7.4% from 2000. While average interest-bearing liabilities increased during the period, the rate of decline in interest rates paid on those liabilities more than compensated for the balance increases, resulting in an overall decrease in interest expense. Average interest-bearing deposits increased by $108.7 million or 9.1% in 2002, after increasing by $59.3 million or 5.3% in 2001, while the average rate paid on those deposits decreased by 156 basis points and 48 basis points in 2002 and 2001, respectively. In 2002, average short-term borrowings and long-term debt, collectively, decreased by $43.1 million or 20.0%, while the average rate on those borrowings decreased by 175 basis points.

        The resultant net interest margin of 5.11% in 2002 increased by 35 basis points over the net interest margin of 4.76% in 2001 as funding costs declined at a faster rate than asset yields during the year. Strong competition for loans and deposits in the State of Hawaii, particularly for lower-cost core deposits, as well as global, national and local political and economic conditions, in particular, the velocity of changes in interest rates, will continue to have a direct impact on the Company's net interest margin into the future. Given the current environment, the Company expects to maintain a net interest margin at or above the 5-percent level for the near future.

Loan Portfolio

        Total loans increased to $1,289.9 million at December 31, 2002, compared with $1,266.9 million at the end of 2001, and $1,290.1 million at the end of 2000.

        The Bank emphasizes residential and commercial mortgage loans, business loans to professionals and middle-market companies and consumer loans. The Bank's marketing strategy for generating new loans includes a business calling program that requires officers at all levels to make client development visits to local businesses each month. In addition, the Bank uses television, radio, print and direct mail marketing.

        At December 31, 2002, the Bank did not have any concentration of loans in any industry classified under the Standard Industrial Code that exceeded 10% of the Bank's total loans.

        The following table sets forth information regarding outstanding loans by categories as of the dates indicated.

Table 3 Loans by Categories

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Commercial, financial and agricultural	$262,771	$233,629	$233,482	$186,960	$189,796
Real estate Construction	117,879	131,631	72,078	45,386	61,370
Mortgage—residential	312,560	347,237	382,360	370,407	330,983
—commercial	540,111	504,346	558,586	526,801	482,849
Consumer	56,571	50,106	43,639	37,912	34,679

Total Loans	1,289,892	1,266,949	1,290,145	1,167,466	1,099,677
Allowance for loan losses	24,197	24,564	22,612	20,768	20,066

Net Loans	$1,265,695	$1,242,385	$1,267,533	$1,146,698	$1,079,611

        Commercial, Financial and Agricultural.    Loans in this category consist primarily of loans to small and middle-market businesses and professionals located in Hawaii. The Bank typically looks to the borrower's business as the principal source of repayment, although the Bank's underwriting policy generally requires additional sources of collateral, including real estate. Commercial loan volumes increased in 2002 to $262.8 million at December 31, 2002, from $233.6 million at year-end 2001 and $233.5 million at year-end 2000. The Compahy's increased emphasis on commercial lending in 2002 led to the $29.1 million increase over year-end 2001.

        Real Estate—Construction.    Real estate—construction loans decreased to $117.9 million at year-end 2002, from $131.6 million at the end of 2001 and $72.1 million in 2000. The decrease from year-end 2001 was primarily attributed to accelerated loan payoffs in 2002 due to the strength of the real estate market in the state of Hawaii. The majority of the construction loans provided by the Bank in this category were used for residential development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required.

        Real Estate—Mortgage—Residential.    Residential mortgage loans of $312.6 million at year-end 2002 were comprised primarily of adjustable rate one-to-four family first mortgages. Residential mortgage loan originations, particularly fixed rate mortgage originations, increased in 2002 due to a high volume of refinancing activity. Due to the Bank's policy of selling fixed rate residential mortgage loans, residential mortgage loans at December 31, 2002 decreased by $34.7 million from year-end 2001. In general, the Bank requires a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or homes. The Bank has also limited growth of mortgages for high-end residences because of higher volatility in their values. In order to limit such growth and provide for adequate collateral, the Bank requires lower than normal loan-to-value ratios for loans secured by such homes. Mortgage loans held for sale at December 31, 2002 totaled $6.4 million. Home equity lines of credit of $66.7 million at December 31, 2002, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

        Real Estate—Mortgage—Commercial.    The major components of the Bank's portfolio of commercial mortgage loans at December 31, 2002 included $161.9 million for stores and offices, and $162.0 million for warehouses and industrial buildings.

        The following table sets forth certain information with respect to the composition of the Bank's Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 4 Mortgage Loan Portfolio Composition

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	221,283	26.0%	246,075	28.9%	348,032	37.0%	361,458	40.3%	316,691	38.9%
5 ore more units	91,277	10.7%	101,162	11.9%	34,328	3.6%	8,949	1.0%	14,292	1.8%
Commercial, industrial and other	540,111	63.3%	504,346	59.2%	558,586	59.4%	526,801	58.7%	482,849	59.3%

Total	852,671	100.0%	851,583	100.0%	940,946	100.0%	897,208	100.0%	813,832	100.0%

        Consumer Loans.    The following table sets forth the primary components of the Bank's consumer loan portfolio as of the dates indicated.

Table 5 Consumer Loan Portfolio Composition

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$23,565	41.7%	$23,765	47.4%	$22,852	52.4%	$19,462	51.3%	$20,214	58.3%
Credit cards and other revolving credit plans	23,939	42.3%	17,415	34.8%	12,010	27.5%	7,955	21.0%	4,003	11.5%
Other	9,067	16.0%	8,926	17.8%	8,777	20.1%	10,495	27.7%	10,462	30.2%

Total	$56,571	100.0%	$50,106	100.0%	$43,639	100.0%	$37,912	100.0%	$34,679	100.0%

        Automobile loans, comprised primarily of indirect dealer loans, totaled $23.6 million or 41.7% of the consumer loan portfolio in 2002. This figure includes $23.2 million in indirect automobile loans.

        Revolving credit plans increased to $23.9 million at December 31, 2002, from $17.4 million at year-end 2001.

Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table sets forth the maturity distribution of the Bank's loan portfolio at December 31, 2002. The table excludes real estate loans (other than construction loans) and consumer loans.

Table 6 Maturity Distribution of commercial and Construction Loans

	Maturing
	One year or less	Over one through five years	Over five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$106,861	$102,034	$53,876	$262,771
Real estate—construction	60,789	50,200	6,890	117,879

Total	$167,650	$152,234	$60,766	$380,650

        The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

Table 7 Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through five years	Over five years	Total
	(Dollars in thousands)
With fixed interest rates	$25,358	$16,853	$42,211
With variable interest rates	126,876	43,913	170,789

Total	$152,234	$60,766	$213,000

Investment Portfolio

        The following table sets forth the amounts and the distribution of investment securities held as of the dates indicated.

Table 8 Distribution of Investment Securities

	December 31,
	2002		2001		2000
	Held to maturity	Available for sale	Held to maturity	Available for sale	Held to maturity	Available for sale
	(at amortized cost)	(at fair value)	(at amortized cost)	(at fair value)	(at amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$22,625	$379,688	$31,612	$272,377	$40,227	$244,472
States and political subdivisions	33,695	50,577	38,247	33,166	45,829	29,311
Other	—	54,339	—	16,545	—	24,780

Total	$56,320	$484,604	$69,859	$322,088	$86,056	$298,563

        The Bank did not hold investments of any nonfederal issuer in amounts exceeding 10% of shareholders' equity at December 31, 2002.

Maturity Distribution of Investment Portfolio

        The following table sets forth the maturity distribution of the investment portfolio at December 31, 2002.

Table 9 Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Book value	Weighted average yield(1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$4,267	5.161%
After one but within five years	10,932	6.312%
After five but within ten years	6,252	6.872%
After ten years	1,174	6.993%

Total U.S. Treasury and other U.S. Government agencies	22,625	6.285%

States and political subdivisions:
Within one year	3,554	5.832%
After one but within five years	15,664	4.562%
After five but within ten years	8,742	4.249%
After ten years	5,735	9.093%

Total States and political subdivisions	33,695	5.386%

Total held-to-maturity portfolio	$56,320	5.747%

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$8,099	4.758%
After one but within five years	80,413	5.238%
After five but within ten years	58,942	4.958%
After ten years	232,234	4.349%

Total U.S. Treasury and other U.S. Government agencies	379,688	4.635%

States and political subdivisions:
Within one year	2,979	7.006%
After one but within five years	1,289	4.092%
After five but within ten years	11,786	5.980%
After ten years	34,523	5.826%

Total States and political subdivisions	50,577	5.888%

Other:
Within one year	30,000	1.304%
After one but within five years	—	0.000%
After five but within ten years	—	0.000%
After ten years	24,339	6.633%

Total Other	54,339	3.686%

Total available-for-sale portfolio	$484,604	4.655%

Total investment securities	$540,924	4.771%

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

        Total deposits at December 31, 2002, 2001 and 2000 were $1,641.1 million, $1,450.1 million and $1,363.1 million, respectively. Deposits increased by 13.1% in 2002 compared with a 6.4% growth rate in 2001. This increase was partly attributed to the migration of consumer funds from the equity markets. Interest-bearing deposits, excluding time deposits of $100,000 and over, increased by 15.6% in 2002 compared with a 13.2% increase in 2001. Noninterest-bearing deposits increased by 27.9% in 2001 compared with a 19.6% increase in 2001. The Bank's ratio of core deposits to total deposits was 78.0% at December 31, 2002, compared to 74.6% at year-end 2001 and 69.3% at year-end 2000. Time deposits of $100,000 and over were $360.6 million at year-end 2002 compared with $368.8 million at year-end 2001, and $418.4 million at year-end 2000.

        The following table sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances.

Table 10 Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2002		2001		2000
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$237,961	—%	$198,725	—%	$186,557	—%
Interest-bearing demand deposits	138,083	0.39	117,205	1.00	106,922	1.12
Savings and money market deposits	561,848	1.36	397,813	2.09	390,132	2.37
Time deposits	597,882	2.52	674,093	4.51	632,716	5.18

Total	$1,535,774	1.51%	$1,387,836	2.87%	$1,316,327	3.28%

        The remaining maturities of the certificates of deposit in denominations of $100,000 and over are set forth in the following table.

Table 11 Remaining Maturities of Large Certificates of Deposit

December 31, 2002
(Dollars in thousands)
Three months or less	$150,117
Over three through six months	67,147
Over six through twelve months	65,541
Over twelve months	77,825

Total	$360,630

Provision and Allowance for Loan Losses

        Provision for loan losses ("Provision") is determined by Management's ongoing evaluation of the loan portfolio and their assessment of the ability of the allowance for loan losses ("Allowance") to cover inherent losses. The Company's methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans and general economic factors in Hawaii. The Company's Provision was $1.0 million in 2002, compared to $3.0 million in 2001 and $4.5 million in 2000. Net loan charge-offs of

$0.5 million in 2002 decreased from $1.0 million in 2001 and $2.7 million in 2000. When expressed as a percentage of average loans, net charge-offs were 0.04% in 2002, 0.08% in 2001, and 0.22% in 2000. Charge-offs in 2002 totaled $1.3 million and included $0.4 million in residential construction loans and $0.5 million in consumer loans. Recoveries of $0.8 million in 2002 included $0.5 million on a commercial mortgage loan and $0.1 million on a commercial loan. In 2001, charge-offs totaling $2.5 million included $1.2 million in commercial mortgage loans to three borrowers. Recoveries of $600,000 on a multifamily residential mortgage loan and $262,000 from a commercial mortgage loan borrower accounted for more than one-half of the total recoveries of $1.5 million.

        The Allowance expressed as a percentage of loans was 1.88% at year-end 2002, compared to the 1.94% maintained at year-end 2001, which increased over the level at December 31, 2000. The consistent level of the Allowance throughout 2002 reflects the continued uncertainty and risks in the current economic environment and the relatively stable level of nonaccrual and delinquent loans during the period.

        While the economy of the United States, and similarly the State of Hawaii, appears to have survived the post-September 11 setback and show signs of growth, significant uncertainties as to the future remain. The decline in the U.S. stock market, the likelihood of military conflict in the Middle East and the fear of further terrorist acts create significant questions as to the future strength of the local economy. Such conditions and occurrences, or lack thereof, will likely affect borrowers' ability to repay loans, collateral values, the level of nonperforming loans, net charge-offs, provision for loan losses and net income in the future.

        The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table 12 Allowance for Loan Losses

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average amount of loans outstanding	$1,285,175	$1,270,450	$1,223,648	$1,153,623	$1,071,350

Allowance for loan losses:
Balance at beginning of year	$24,564	$22,612	$20,768	$20,066	$19,164
Charge-offs:
Commercial, financial and agricultural	159	231	375	425	980
Real estate—construction	426	—	—	—	—
Real estate—mortgage—residential	110	685	913	1,268	1,993
Real estate—mortgage—commercial	120	1,227	1,905	1,569	2,102
Consumer	466	386	399	286	1,506

Total	1,281	2,529	3,592	3,548	6,581
Recoveries:
Commercial, financial and agricultural	118	386	123	65	213
Real estate—construction	—	—	—	—	—
Real estate—mortgage—residential	95	722	101	144	52
Real estate—mortgage—commercial	503	267	518	120	410
Consumer	100	106	194	221	208

Total	816	1,481	936	550	883

Net loans charged off	465	1,048	2,656	2,998	5,698

Provision charged to operations	1,000	3,000	4,500	3,700	6,600
Reclassification of allowance for credit losses on off-balance sheet credit exposures	(902)	—	—	—	—

Balance at end of year	$24,197	$24,564	$22,612	$20,768	$20,066

Ratios:
Allowance for loan losses to loans outstanding at end of year	1.88%	1.94%	1.75%	1.77%	1.81%
Net loans charged off during year to average loans outstanding during year	0.04%	0.08%	0.22%	0.26%	0.53%

        The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

        The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table 13 Allocation of Allowance for Loan Losses

	December 31,
	2002		2001		2000		1999		1998
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,200	20.4%	$5,300	18.4%	$4,200	18.1%	$2,600	16.0%	$3,900	17.3%
Real estate—construction	1,500	9.1%	1,700	10.4%	700	5.6%	100	3.9%	100	5.6%
Real estate—mortgage—residential	1,700	24.2%	1,200	27.4%	2,800	29.6%	2,700	31.7%	2,700	30.1%
Real estate—mortgage—commercial	11,400	41.9%	12,600	39.8%	8,900	43.3%	7,000	45.2%	7,100	43.8%
Consumer	300	4.4%	300	4.0%	300	3.4%	300	3.2%	400	3.2%
Unallocated	4,097	N/A	3,464	N/A	5,712	N/A	8,068	N/A	5,866	N/A

Total	$24,197	100.0%	$24,564	100.0%	$22,612	100.0%	$20,768	100.0%	$20,066	100.0%

Nonperforming Assets

        Table 14 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

        Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest decreased to $2.5 million at year-end 2002 from $3.7 million at year-end 2001. Nonaccrual loans of $0.4 million decreased by $2.0 million or 81.9% from $2.4 million in 2001 due to loan payoffs and charge-offs. Other real estate of $1.9 million at December 31, 2002 increased by $1.1 million and included one commercial property and one residential condominium unit located on the island of Oahu and one commercial property located on the island of Kauai. Loans delinquent for 90 days or more at year-end 2002 totaled $0.2 million, decreasing by 57.3% from year-end 2001. There were no restructured loans still accruing interest as of December 31, 2002 or 2001. Aggressive monitoring and collection efforts are credited with the improvement in nonperforming asset and delinquent loan balances. Accounting policies related to nonperforming assets are discussed in note 1 to the consolidated financial statements.

Table 14 Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans
Real estate
Mortgage—commercial	$—	$1,471	$5,913	$2,981	$6,830
Mortgage—residential	—	585	2,069	5,124	5,037
Construction	311	—	—	—	—
Commercial, financial and agricultural	128	363	542	1,590	1,065
Consumer	—	2	—	—	—

Total nonaccrual loans	439	2,421	8,524	9,695	12,932
Other real estate	1,903	812	1,792	1,366	1,155

Total nonperforming assets	2,342	3,233	10,316	11,061	14,087

Loans delinquent for 90 days or more
Real estate
Mortgage—commercial	—	163	—	1,749	315
Mortgage—residential	85	133	653	1,636	4,206
Construction	—	—	—	—	—
Commercial, financial and agricultural	87	122	850	128	706
Consumer	17	25	24	92	168

Total loans delinquent for 90 days or more	189	443	1,527	3,605	5,395

Restructured loans still accruing interest
Real estate
Mortgage—commercial	—	—	466	500	—

Total restructured loans still accruing interest	—	—	466	500	—

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$2,531	$3,676	$12,309	$15,166	$19,482

Total nonperforming assets as a percentage of loans and other real estate	0.18%	0.25%	0.80%	0.94%	1.27%
Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.19%	0.29%	0.92%	1.25%	1.76%
Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.19%	0.29%	0.95%	1.29%	1.76%

Other Operating Income

        Table 15 sets forth components of other operating income and the total as a percentage of average assets.

Table 15 Components of Other Operating Income

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Income from fiduciary activities	$1,380	$1,225	$1,079
Service charges on deposit accounts	4,301	3,847	3,093
Other service charges and fees	4,814	4,062	4,247
Equity in earnings of unconsolidated subsidiaries	—	217	571
Fees on foreign exchange	504	420	530
Investment securities gains (losses)	477	1,395	(766)
Gains on sales of loans	469	925	132
Gain on curtailment of pension obligation	1,395	—	—
Gain on sale of merchant portfolio	—	—	1,850
Other	1,942	2,022	2,151

Total	$15,282	$14,113	$12,887

Total other operating income as a percentage of average assets	0.80%	0.79%	0.77%

        Total other operating income of $15.3 million in 2002 increased by $1.2 million or 8.3% over the $14.1 million earned in 2001, which increased by $1.2 million or 9.5% over 2000. In 2002, the Company recorded a $1.4 million gain on curtailment of the defined benefit retirement plan. A discussion of the curtailment is provided in note 13 of the consolidated financial statements. Service charges on deposit accounts of $4.3 million increased by $454,000, and other service charges and fees of $4.8 million increased by $752,000 in 2002 compared to 2001 due primarily to increased volumes. Investment securities gains of $477,000 were recognized in 2002 compared with $1.4 million in 2001, while gains on sales of loans of $469,000 in 2002 decreased from $925,000 in 2001.

        Total other operating income of $14.1 million in 2001 increased by $1.2 million or 9.5% over 2000. An increase of $754,000 in service charges on deposits, a net increase of $2.2 million in investment securities gains and a $793,000 increase in gains on sales of loans combined to offset a $1.9 million gain on the sale of the Bank's merchant servicing portfolio recorded in 2000. A reduction in merchant servicing expenses was also realized and is discussed in the Other Operating Expense section.

        Total other operating income, expressed as a percentage of average assets was 0.80% in 2002, 0.79% in 2001 and 0.77% in 2000.

Other Operating Expense

        Table 16 sets forth components of other operating expense and the total as a percentage of average assets.

Table 16 Components of Other Operating Expense

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Salaries and employee benefits	$29,828	$27,805	$25,071
Net occupancy	3,653	4,880	6,350
Equipment	2,744	2,674	2,708
Other	18,798	15,324	15,463

Total	$55,023	$50,683	$49,592

Total other operating expense as a percentage of average assets	2.87%	2.82%	2.96%

        Total other operating expense of $55.0 million in 2002 increased by $4.3 million or 8.6% over the $50.7 million of expense recognized in 2001. Salaries and employee benefits increased by $2.0 million or 7.3% reflecting increases in defined benefit plan and profit sharing plan expenses as well as increased staffing in financial services sales, private banking and trust and investment management services. Other expenses increased by $3.5 million due primarily to a $1.1 million interest accrual on a state tax assessment under appeal, a $725,000 increase in professional fees and $586,000 in amortization expense related to investments in companies providing high-technology state tax credits. The tax credits received resulting from these investments is discussed in the Income Taxes section.

        Total other operating expense of $50.7 million in 2001 increased by $1.1 million or 2.2% over the $49.6 million in 2000. Salaries and employee benefits increased by $2.7 million or 10.9% due to a $1.2 million expense for an executive retirement plan and increased profit sharing and defined benefit plan expenses. Net occupancy expense decreased by $1.5 million due to the Company's 2001 purchase and subsequent merger of CKSS Associates into the Bank, which owned two commercial office buildings, in which the Company maintained branch and administrative offices. Other expense in 2001 included a $642,000 prepayment penalty incurred on the early payoff of long-term debt. The debt prepayment was part of the Company's strategy to increase the repricing of its liabilities in the declining interest rate environment.

        Total other operating expense, expressed as a percentage of average assets, was 2.87% in 2002, 2.82% in 2001 and 2.96% in 2000. In 2002, the Company's efficiency ratio, which measures operating expense as a percentage of total revenue (net interest income and other operating income) improved to 53.02% from 55.59% in 2001. The Company believes its efficiency ratio will continue to improve in the near future and expects to achieve a ratio below 50%, a level that compares favorably with high-performing commercial banks in its peer group based on asset size.

Income Taxes

        Income tax expense totaled $15.0 million in 2002, $10.2 million in 2001 and $10.6 million in 2000. The effective tax rate was 31.0% in 2002, 26.2% in 2001 and 35.3% in 2000. In 2002, the Company recorded a $1.4 million net reduction in taxes attributable to $2.1 million in high-technology state tax credits. The state's high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period. During 2002, the Company invested $1.7 million in qualifying entities and received $6.0 million in state tax credits to be realized through 2006. In 2001, the Company recorded a nonrecurring $3.8 million federal income tax benefit related to the carryback of tax-basis capital losses against capital gains recognized in prior years. The capital loss was created from the issuance of preferred stock by CPB Real Estate, Inc.

FINANCIAL CONDITION

        Table 17 sets forth the distribution of average assets, liabilities and shareholders' equity.

Table 17 Distribution of Assets, Liabilities and Shareholders' Equity

	2002		2001		2000
	Average Balance	Percent to Total	Average Balance	Percent to Total	Average Balance	Percent to Total
	(Dollars in thousands)
Assets
Cash and due from banks	$42,519	2.2%	$35,356	2.0%	$37,054	2.2%
Interest-bearing deposits in other banks	31,022	1.6	29,735	1.7	4,910	0.3
Federal funds sold	8,393	0.5	10,103	0.5	296	—
Taxable investment securities	375,357	19.6	291,568	16.2	290,394	17.4
Tax-exempt investment securities	74,802	3.9	73,243	4.1	61,328	3.7
Loans	1,285,175	67.1	1,270,450	70.8	1,223,648	73.1
Allowance for loan losses	(24,916)	(1.3)	(24,030)	(1.3)	(22,163)	(1.3)
Premises and equipment	59,296	3.1	28,999	1.6	24,231	1.4
Other assets	63,220	3.3	79,589	4.4	53,196	3.2

Total assets	$1,914,868	100.0%	$1,795,013	100.0%	$1,672,894	100.0%

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$237,961	12.4%	$198,725	11.1%	$186,557	11.1%
Interest-bearing demand	138,083	7.2	117,205	6.5	106,922	6.4
Savings and money market	561,848	29.4	397,813	22.2	390,132	23.3
Time deposits under $100,000	233,250	12.2	275,324	15.3	250,173	15.0
Time deposits $100,000 and over	364,632	19.0	398,769	22.2	382,543	22.9

Total deposits	1,535,774	80.2	1,387,836	77.3	1,316,327	78.7
Short-term borrowings	10,436	0.5	11,516	0.6	57,027	3.4
Long-term debt	162,331	8.5	204,371	11.4	133,724	8.0
Other liabilities	44,356	2.3	42,855	2.4	22,442	1.3

Total liabilities	1,752,897	91.5	1,646,578	91.7	1,529,520	91.4
Shareholders' equity	161,971	8.5	148,435	8.3	143,374	8.6

Total liabilities and shareholders' equity	$1,914,868	100.0%	$1,795,013	100.0%	$1,672,894	100.0%

        Average total assets of $1,914.9 million increased by $119.9 million or 6.7% in 2002 over 2001, which increased by $122.1 million or 7.3% over 2000. In 2002, funds generated from strong deposit growth were used to reduce long-term debt and purchase investment securities. In 2001, a combination of deposit growth and long-term debt were used to fund loan growth.

        Average loans of $1,285.2 million in 2002 increased by $14.7 million or 1.2% over the $1,270.5 million in 2001, which increased by $46.8 million or 3.8% over 2000. The percentage of loans to total assets has decreased to 67.1% in 2002 from 70.8% in 2001 and 73.1% in 2000. Loan growth has been challenging in this market, which has experienced some contraction, resulting in a heightened level of competitiveness for a smaller number of lending opportunities. Increasing market share, as the Company has consistently experienced over the past number of years, has become more difficult. A reorganization of the Company's financial services sales force and a new sales process was implemented in 2002 with the goal of increasing loans by 8-10% annually in the future, market circumstances and risk tolerance permitting.

        Average interest-bearing deposits in other banks of $31.0 million were virtually unchanged from 2001 after increasing by $24.8 million over 2000. Average investment securities of $450.2 million increased by $85.3 million or 23.4% in 2002 over 2001, which increased by $13.1 million or 3.7% over 2000. Average premises and equipment of $59.3 million in 2002 increased by $30.0 million due to the Company's 2001 purchase and subsequent merger of CKSS Associates, which owned two commercial office buildings in which the Company maintained branch and administrative offices. The CKSS Associates transaction also resulted in the temporary increase in other assets, which increased by $26.4 million in 2001 and a $16.4 million reduction in 2002.

        Funding for this asset growth came primarily from increases in deposits in 2002 and borrowings in 2001. Average deposits of $1,535.8 million increased by $147.9 million or 10.7% in 2002 over 2001, which increased by $71.5 million or 5.4% over 2000. As a percentage of total assets, deposits increased to 80.2% in 2002 from 77.3% in 2001, which fell from 78.7% in 2000. The successful launch in 2001 of the Bank's flagship deposit product, the Exceptional Account, coupled with a general "flight to safety" by investors, resulted in the strong deposit growth experienced in 2002. This ended a period of lackluster deposit growth in 2000 and early 2001, when borrowings from the Federal Home Loan Bank of Seattle provided a supplemental source of funding. With the higher deposit growth, borrowings have been reduced. Average long-term debt as a percent of total assets dropped to 8.5% in 2002 from 11.4% in 2001, which increased from 8.0% in 2000. Consistent with its goals for loan growth, the Company is targeting deposit growth in the 8-10% range for the near future.

        Average shareholders' equity of $162.0 million increased by $13.5 million or 9.1% over the $148.4 million in 2001, which was relatively unchanged from the prior year. As a percentage of total assets, average shareholders' equity was 8.5% in 2002, 8.3% in 2001 and 8.6% in 2000.

Asset/Liability Management

        The Company's earnings and capital are subject to risk of interest rate fluctuations to the extent the rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. Asset/liability management attempts to coordinate the Company's rate sensitive assets and rate-sensitive liabilities to meet its financial objectives.

        The Company's asset/liability management policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. The Company's asset/liability management committee monitors its interest rate risk through the use of income simulation and rate shock analyses. This process is designed to measure the impact of future changes in interest rates on net interest margin and market value of portfolio equity. Adverse exposures are managed through the shortening or lengthening of the duration of the Company's assets and liabilities.

        Table 18 sets forth information regarding interest rate sensitivity of the Company's assets, liabilities and shareholders' equity at December 31, 2002. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and many not actually occur during that period.

Table 18 Rate Sensitivity of Assets, Liabilities and Shareholders' Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Nonrate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$39,358	$—	$—	$—	$—	$—	$39,358
Federal funds sold	—	—	—	—	—	—	—
Investment securities	70,314	33,990	68,199	185,281	171,476	11,664	540,924
Loans held for sale	—	—	—	—	6,420	—	6,420
Loans	474,661	90,489	159,580	378,259	186,464	439	1,289,892
Other assets	—	—	—	—	—	151,569	151,569

Total assets	584,333	124,479	227,779	563,540	364,360	163,672	2,028,163

Liabilities and Shareholders' Equity
Noninterest-bearing deposits	—	—	—	—	—	305,351	305,351
Interest-bearing deposits	939,315	145,944	111,680	81,706	57,105	—	1,335,750
Short-term borrowings	28,008	—	1,000	—	—	—	29,008
Long-term debt	75,499	3,877	738	26,317	40,724	—	147,155
Other liabilities	—	—	—	—	—	37,456	37,456
Shareholders' equity	—	—	—	—	—	173,443	173,443

Total liabilities and shareholders' equity	1,042,822	149,821	113,418	108,023	97,829	516,250	2,028,163

Interest rate sensitivity gap	$(458,489)	$(25,342)	$114,361	$455,517	$266,531	$(352,578)	$—

Cumulative interest rate sensitivity gap	$(458,489)	$(483,831)	$(369,470)	$86,047	$352,578	$—	$—

        As shown in Table 18, the amount of liabilities being repriced or maturing exceeds the asset amount in the three-months-or-less category and the over-three-through-six-months category. In the remaining time periods, the amount of assets repricing or maturing exceeds the liabilities.

        Generally, where rate-sensitive liabilities exceed rate-sensitive assets in the short-term, net interest margin is expected to be negatively impacted when interest rates increase and positively impacted when interest rates decline.

Capital Resources

        The Company's objective is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

        Regulations on capital adequacy guidelines adopted by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Federal Deposit Insurance Corporation ("FDIC") are as follows. The capital standards require a minimum Tier I risk-based capital ratio of 4% and total risk-based capital ratio of 8%. The Federal Reserve Board and the FDIC have also adopted a 3% minimum leverage ratio which is Tier I capital as a percentage of total assets. Higher-risk banks as measured by the Federal regulatory rating system are expected to maintain capital above the minimum leverage ratio requirement. In addition, FDIC-insured institutions such as the Bank must maintain leverage capital ratio and Tier I and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company's and Bank's capital ratios as of December 31, 2002 and 2001 are discussed in note 25 to the consolidated financial statements.

        On December 31, 2002, the Company's common stock was listed on the New York Stock Exchange (the "NYSE") under the ticker symbol "CPF". The change in trading to the NYSE from the Nasdaq National Market was intended to increase the liquidity and visibility of the Company's stock. On November 8, 2002, the Company effected a 2-for-1 split of its common stock in the form of a 100% stock dividend.

        In 2002, the Company's board of directors authorized the repurchase and retirement of the Company's common stock up to $10 million. This seventh stock repurchase program brings total stock repurchases authorized since inception of the program in 1998 to $77.0 million. During 2002, 142,400 shares were repurchased for a total consideration of $2.6 million at an average price of $18.22 per share. Since 1998, the Company has repurchased 5,748,814 shares, approximately 27% of the 21.2 million shares outstanding as of the commencement of the stock repurchase program. Total consideration paid on these repurchases was $67.3 million at an average price of $11.71 per share. As of December 31, 2002, the remaining amount of repurchases authorized was $9.7 million. Management expects to continue repurchasing common stock to enhance shareholder value while supporting the Company's future asset growth and maintaining regulatory capital ratios at the well-capitalized level.

Liquidity

        The Company's objective in managing its liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in investment opportunities as they arise. Management monitors the Company's liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets, and access to short-term funding sources. During 2002, the Company's liquidity position improved as strong deposit inflows exceeded loan demand. Consequently, long-term debt was reduced, and investment in marketable investment securities increased.

        The consolidated statements of cash flows identify three major categories of sources and uses of cash as operating, investing and financing activities. Cash generated from operations represents a major source of liquidity. As presented in the consolidated statements of cash flows, the Company's operating activities provided $23.5 million in cash during the year ended December 31, 2002, compared to $30.8 million in 2001 and $36.5 million in 2000.

        Investing activities represent a use of cash. Net cash used in investing activities totaled $171.3 million in 2002, $31.0 million in 2001 and $199.6 million in 2000. The large decline in cash used in 2001 is attributable to the decline in lending activity as principal repayments exceeded loan originations. In contrast, loan originations exceeded principal repayments by $26.9 million in 2002 and $128.9 million in 2000. Investing activities in 2001 also included $31.0 million in cash used to purchase a 50% interest in CKSS Associates, a Hawaii limited partnership which owned commercial office buildings including the Company's headquarters. Investment securities purchases and maturities generally comprise the balance of investing activities; however, due to the decline in lending activity, investment securities purchases have become a major use of investable cash. Purchases of investment securities in 2002 totaled $297.9 million, while proceeds from sales and maturities totaled $154.1 million, resulting in a net cash outflow of $143.9 million. By comparison, the net cash outflows for investment securities purchases, sales and maturities was $2.7 million in 2001.

        Cash provided by financing activities totaled $170.3 million in 2002 and $131.9 million in 2000, compared to $12.2 million in cash used in financing activities in 2001. During 2002, the net increase in deposits of $190.2 million and $15.1 million increase in short-term borrowings provided the source of cash, while repayments on long-term debt totaling $40.4 million represented a use of cash. During 2001, repayments of long-term debt of $63.5 million and a net decrease in short-term borrowings of $42.8 million offset a $87.9 million net increase in deposits.

        For the parent company, the primary uses of funds included the aforementioned common stock repurchases, as well as dividend payments totaling $6.1 million in 2002, $5.4 million in 2001 and $5.3 million in 2000. The parent company's primary source of funds was dividends received from the Bank. As presented in note 25 to the consolidated financial statements, the Bank's retained earnings, as defined, is the maximum amount permitted to be distributed as a dividend without prior regulatory approvals. At December 31, 2002, retained earnings of the Bank were $126.3 million.

Impact of New Accounting Standards

        During 2002, the Financial Accounting Standards Board issued statements on financial accounting standards, which are discussed in note 26 to the consolidated financial statements. The application of those statements is not expected to have a material impact on the Company's consolidated financial statements.

Consolidated Quarterly Results of Operations

Table 19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2002:
Interest income	$29,257	$29,718	$30,201	$29,286	$118,462
Net interest income	21,322	21,823	23,143	22,691	88,979
Provision for loan losses	300	300	300	100	1,000
Net interest income after provision for loan losses	21,022	21,523	22,843	22,591	87,979
Income before income taxes	11,904	11,693	11,676	12,965	48,238
Net income	7,540	7,674	7,896	10,173	33,283
Basic earnings per share	0.48	0.48	0.50	0.64	2.09
Diluted earnings per share	0.47	0.47	0.49	0.62	2.04
2001:
Interest income	$34,299	$32,725	$31,819	$31,030	$129,873
Net interest income	18,955	18,861	19,680	20,956	78,452
Provision for loan losses	750	900	1,050	300	3,000
Net interest income after provision for loan losses	18,205	17,961	18,630	20,656	75,452
Income before income taxes	8,281	9,000	10,155	11,446	38,882
Net income	5,328	5,774	8,722	8,881	28,705
Basic earnings per share	0.32	0.35	0.53	0.56	1.75
Diluted earnings per share	0.31	0.34	0.52	0.55	1.72

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of its business, the Company is exposed to market risk, primarily in the form of interest rate risk. Economic impact of interest rate risk may occur as interest rates change, resulting in gains or losses in future net interest income, cash flows, or current fair market value. The Company utilizes product pricing and investment and debt management strategies to manage its interest rate risk.

        Table 20 presents information on the Company's financial instruments that are sensitive to changes in interest rates. Expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on assumptions that include prepayment rates on mortgage-related assets and a forecast of market interest rates. See note 22 to the consolidated financial statements for a discussion of the calculation of fair values.

        At December 31, 2002, holdings of relatively shorter-term investments and short-term borrowings increased from year-end 2001. Fair value of interest-sensitive assets and liabilities as a percentage of book value rose as market interest rates declined throughout the year. Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from assumptions used.

Table 20

	Expected Maturity Within
								Total Fair Value
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$39,358	$—	$—	$—	$—	$—	$39,358	$39,358
Weighted average interest rates	1.15%						1.15%
Fixed rate investments	$150,374	$138,222	$47,059	$32,549	$29,051	$96,060	$493,315	$506,685
Weighted average interest rates	4.47%	4.73%	5.78%	5.05%	4.85%	5.20%	4.87%
Variable rate investments	$1,182	$801	$552	$380	$262	$615	$3,792	$3,730
Weighted average interest rates	3.17%	2.55%	3.54%	4.46%	4.45%	4.77%	3.57%
Equity investments	$43,817	$—	$—	$—	$—	$—	$43,817	$43,817
Weighted average interest rates	3.39%						3.39%
Fixed rate loans	$114,610	$63,753	$61,253	$18,737	$18,046	$67,161	$343,560	$360,010
Weighted average interest rates	7.90%	8.03%	8.04%	8.25%	7.59%	7.44%	7.87%
Variable rate loans	$247,201	$140,074	$124,031	$48,453	$59,272	$333,721	$952,752	$972,925
Weighted average interest rates	5.55%	5.90%	6.34%	6.63%	6.10%	6.75%	6.21%
Total—December 31, 2002	$596,542	$342,850	$232,895	$100,119	$106,631	$497,557	$1,876,594	$1,926,525
Total—December 31, 2001	$502,118	$287,630	$224,106	$158,110	$95,345	$436,072	$1,703,381	$1,703,069
Interest-sensitive liabilities
Interest-bearing demand and
savings deposits	$750,758	$—	$—	$—	$—	$—	$750,758	$750,758
Weighted average interest rates	1.86%						1.86%
Time deposits	$446,180	$48,938	$32,768	$17,293	$37,564	$2,249	$584,992	$591,531
Weighted average interest rates	1.72%	2.61%	3.17%	3.99%	4.32%	5.55%	2.12%
Short-term borrowings	$29,008	$—	$—	$—	$—	$—	$29,008	$29,007
Weighted average interest rates	1.20%						1.20%
Long-term debt	$25,114	$60,371	$20,946	$7,698	$13,269	$19,757	$147,155	$152,992
Weighted average interest rates	3.14%	3.40%	6.14%	5.31%	3.78%	5.70%	4.19%
Total—December 31, 2002	$1,251,060	$109,309	$53,714	$24,991	$50,833	$22,006	$1,511,913	$1,524,288
Total—December 31, 2001	$1,199,085	$61,767	$74,395	$25,801	$16,415	$24,264	$1,401,727	$1,408,629

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

        For quantitative and qualitative disclosures regarding market risk, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For consolidated quarterly results of operations, see "Consolidated Quarterly Results of Operations" in Item 7 of this report.

CONSOLIDATED BALANCE SHEETS

CPB INC. & SUBSIDIARY—DECEMBER 31, 2002 & 2001

	2002	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$62,273	$39,820
Interest-bearing deposits in other banks	39,358	29,277
Federal funds sold	—	13,500
Investment securities:
Held to maturity, at amortized cost (fair value of $58,491 at December 31, 2002 and $71,142 at December 31, 2001	56,320	69,859
Available for sale, at fair value	484,604	322,088

Total investment securities	540,924	391,947

Loans held for sale	6,420	1,708
Loans	1,289,892	1,266,949
Less allowance for loan losses	24,197	24,564

Net loans	1,265,695	1,242,385

Premises and equipment	57,725	60,635
Accrued interest receivable	9,254	9,000
Investment in unconsolidated subsidiaries	3,150	1,284
Due from customers on acceptances	34	—
Other real estate	1,903	812
Other assets	41,427	45,273

Total assets	$2,028,163	$1,835,641

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$305,351	$238,663
Interest-bearing deposits	1,335,750	1,212,262

Total deposits	1,641,101	1,450,925
Short-term borrowings	29,008	13,893
Long-term debt	147,155	175,572
Minority interest	10,064	10,064
Bank acceptances outstanding	34	—
Other liabilities	27,358	38,117

Toal liabilities	1,854,720	1,688,571
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 15,973,458 at December 31, 2002 and 15,866,484 at December 31, 2001	8,707	6,678
Surplus	45,848	45,848
Retained earnings	118,958	94,581
Deferred stock awards	(99)	(34)
Accumulated other comprehensive income (loss)	29	(3)

Total shareholders' equity	173,443	147,070

Total liabilities and shareholders' equity	$2,028,163	$1,835,641

CONSOLIDATED STATEMENTS OF INCOME

CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 & 2000

	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$93,257	$104,938	$103,883
Interest and dividends on investment securities:
Taxable interest	20,305	19,473	18,835
Tax-exempt interest	3,129	2,513	2,378
Dividends	1,133	1,450	1,367
Interest on deposits in other banks	499	1,166	301
Interest on Federal funds sold	139	333	19

Total interest income	118,462	129,873	126,783

Interest expense:
Interest on deposits	23,241	39,851	43,228
Interest on short-term borrowings	208	644	3,723
Interest on long-term debt	6,034	10,926	8,608

Total interest expense	29,483	51,421	55,559

Net interest income	88,979	78,452	71,224
Provision for loan losses	1,000	3,000	4,500

Net interest income after provision for loan losses	87,979	75,452	66,724
Other operating income:
Income from fiduciary activities	1,380	1,225	1,079
Service charges on deposit accounts	4,301	3,847	3,093
Other service charges and fees	4,814	4,062	4,247
Equity in earnings of unconsolidated subsidiaries	—	217	571
Fees on foreign exchange	504	420	530
Investment securities gains (losses)	477	1,395	(766)
Gains on sales of loans	469	925	132
Gain on sale of merchant portfolio	—	—	1,850
Gain on curtailment of pension obligation	1,395	—	—
Other	1,942	2,022	2,151

Total other operating income	15,282	14,113	12,887
Other operating expense:
Salaries and employee benefits	29,828	27,805	25,071
Net occupancy	3,653	4,880	6,350
Equipment	2,744	2,674	2,708
Other	18,798	15,324	15,463

Total other operating expense	55,023	50,683	49,592
Income before income taxes	48,238	38,882	30,019
Income taxes	14,955	10,177	10,585

Net income	$33,283	$28,705	$19,434

Per share data:
Basic earnings per share	$2.09	$1.75	$1.09
Diluted earnings per share	2.04	1.72	1.07
Cash dividends declared	0.40	0.34	0.31

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated Other Comprehensive Income(Loss)	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 1999	$6,540	$45,848	$94,436	$—	$(2,745)	$144,079
Net Income	—	—	19,434	—	—	19,434
Net change in unrealized gain (loss) on investment securities, net of taxes of $3,863 and net of reclassification (see disclosure)	—	—	—	—	5,805	5,805

Comprehensive income						25,239

Cash dividends declared ($0.31 per share)	—	—	(5,370)	—	—	(5,370)
33,180 shares of common stock issued	229	—	—	—	—	229
1,681,158 shares of common stock repurchased	(597)	—	(20,268)	—	—	(20,865)

Balance at December 31, 2000	$6,172	$45,848	$88,232	$—	$3,060	$143,312
Net Income	—	—	28,705	—	—	28,705
Net change in unrealized gain (loss) on investment securities, net of taxes of $638 and net of reclassification (see disclosure)	—	—	—	—	958	958
Pension liability adjustment, net of taxes of $(2,675)	—	—	—	—	(4,021)	(4,021)

Comprehensive income						25,642

Cash dividends declared ($0.34 per share)	—	—	(5,425)	—	—	(5,425)
127,008 shares of common stock issued	923	—	—	—	—	923
1,192,160 shares of common stock repurchased	(456)	—	(16,931)	—	—	(17,387)
2,700 shares of deferred stock awards granted	39	—	—	(34)	—	5

Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	33,283	—	—	33,283
Net change in unrealized gain (loss) on investment securities, net of taxes of $1,986 and net of reclassification (see disclosure)	—	—	—	—	2,986	2,986
Pension liability adjustment, net of taxes of $(1,966)	—	—	—	—	(2,954)	(2,954)

Comprehensive income						33,315

Cash dividends declared ($0.40 per share)	—	—	(6,382)	—	—	(6,382)
246,674 shares of common stock issued	2,024	—	—	—	—	2,024
142,400 shares of common stock repurchased	(70)	—	(2,524)	—	—	(2,594)
2,700 shares of deferred stock awards granted	75	—	—	(72)	—	3
Vested stock awards	—	—	—	7	—	7

Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443

Disclosure of reclassification amount:
Year ended December 31, 2000:
Unrealized holding gain on investment securities during year, net of taxes of $4,081	$—	$—	$—	$—	$6,134	$6,134
Less reclassification adjustment for losses included in net income, net of taxes of $(218)	—	—	—	—	329	329

Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$5,805	$5,805

Year ended December 31, 2001:
Disclosure of reclassification amount:
Unrealized holding gain on investment securities during year, net of taxes of $461	$—	$—	$—	$—	$694	$694
Less reclassification adjustment for gains included in net income, net of taxes of $176	—	—	—	—	(264)	(264)

Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$958	$958

Year ended December 31, 2002:
Disclosure of reclassification amount:
Unrealized holding gain on investment securities during year, net of taxes of $1,945	$—	$—	$—	$—	$2,925	$2,925
Less reclassification adjustment for gains included in net income, net of taxes of $(41)	—	—	—	—	(61)	(61)

Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$2,986	$2,986

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$33,283	$28,705	$19,434
Adjustments to reconcilie net income to net cash provided by operating activities:
Provision for loan losses	1,000	3,000	4,500
Provision for depreciation and amortization	4,188	3,502	2,698
Amortization of deferred stock awards	10	5	—
Net amortization (accretion) of investment securities	1,132	(276)	(59)
Net loss (gain) on investment securities	(477)	(1,395)	766
Federal Home Loan Bank dividends received	(799)	(1,386)	(1,246)
Net gain on sale of loans	(469)	(925)	(132)
Proceeds from sales of loans held for sale	44,339	80,521	13,364
Originations & purchases of loans held for sale	(48,833)	(81,184)	(11,222)
Deferred income tax expense (benefit)	4,222	(2,830)	(8,987)
Equity in earnings of unconsolidated subsidiaries	—	(217)	(571)
Net decrease in other assets	2,042	601	3,805
Net increase (decrease) in other liabilities	(16,158)	2,692	14,158

Net cash provided by operating activities	23,480	30,813	36,508

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	13,415	11,166	15,402
Proceeds from sales of investment securities held to maturity	—	5,376	—
Proceeds from sales of investment securities available for sale	16,689	54,824	30,592
Proceeds from maturities of and calls on investment securities available for sale	123,968	44,685	24,397
Purchases of investment securities available for sale	(297,933)	(118,725)	(123,133)
Net increase in interest-bearing deposits in other banks	(10,081)	(17,771)	(1,678)
Net decrease (increase) in Fed Funds Sold	13,500	1,500	(15,000)
Net principal repayments (loan originations)	(26,914)	20,615	(128,902)
Purchases of premises and equipment	(1,278)	(1,690)	(1,685)
Net proceeds from disposal of premises and equipment	—	—	442
Distributions from unconsolidated subsidiaries	—	125	500
Contributions to unconsolidated subsidiaries	(2,644)	(81)	(532)
Acquisition of remaining interest in CKSS	—	(31,043)	—

Net cash used by investing activities	(171,278)	(31,019)	(199,597)

Cash flows from financing activities:
Net increase in deposits	190,176	87,859	57,412
Proceeds from long-term debt	12,000	18,120	155,000
Repayments of long-term debt	(40,417)	(63,518)	(32,309)
Net increase (decrease) in short-term borrowings	15,115	(42,827)	(22,280)
Cash dividends paid	(6,053)	(5,351)	(5,316)
Proceeds from sale of common stock	2,024	923	229
Proceeds from sale of preferred stock	—	10,000	—
Repurchases of common stock	(2,594)	(17,387)	(20,865)

Net cash provided (used) by financing activities	170,251	(12,181)	131,871

Net increase (decrease) in cash and cash equivalents	22,453	(12,387)	(31,218)
Cash and cash equivalents:
At beginning of year	39,820	52,207	83,425

At end of year	$62,273	$39,820	$52,207

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$30,840	$54,854	$53,214
Cash paid during the year for income taxes	24,715	9,911	5,123
Supplemental disclosure of noncash investing activities:
Reclassification of loans to other real estate	$2,855	$2,458	$2,741

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 & 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        CPB Inc.'s (the "Company's") sole operating subsidiary, Central Pacific Bank (the "Bank"), is a full-service commercial bank which had 24 banking offices located throughout the State of Hawaii at December 31, 2002. The Bank engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans. The Bank also offers a variety of deposit instruments. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit.

        Other products and services include non-deposit investment products, debit card services, Internet banking services, cash management services, traveler's checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services. The Bank's Trust and Investment Management Division also offers investment management, asset custody and general consultation and planning services.

        The Bank's business depends on rate differentials, the difference between the interest rate paid by the Bank on its deposits and other borrowings and the interest rate received by the Bank on loans extended to its customers and investment securities held in the Bank's portfolio. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

Principles of Consolidation

        The consolidated financial statements include the accounts of CPB Inc. and its subsidiary, Central Pacific Bank and its subsidiaries, CPB Properties, Inc. (wholly owned), CKSS Associates, Central Business Club of Honolulu and CPB Real Estate, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

        In June 2001, the Company acquired the remaining 50% interest in CKSS Associates ("CKSS"), a limited partnership, that it did not already own for $18.5 million. The acquisition was accounted for as a purchase. In November 2001, CPB Properties, Inc., a general partner with a 50% interest in CKSS, and CKSS were merged into the Bank.

        CPB Real Estate, Inc. was incorporated in 1998 and was formed for the purpose of acquiring, holding and managing real estate mortgage loans and mortgage-backed securities.

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash and due from banks.

Investment Securities

        The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held to maturity or available for sale. Trading securities, of which the Company had none at December 31, 2002 and 2001, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income. Held-to-maturity debt securities are reported at amortized cost.

        Gains and losses from the disposition of investment securities are computed using the specific identification method.

Loans Held for Sale

        Loans held for sale, consisting primarily of fixed-rate residential mortgage loans which were originated with the intent to sell, are valued at the lower of cost or market value on an aggregate basis.

Loans

        Loans are stated at the principal amount outstanding, net of unearned income. Unearned income represents net deferred loan fees that are recognized over the life of the related loan as an adjustment to yield.

        Interest income on loans is generally recognized on an accrual basis. Loans are placed on nonaccrual status when interest payments are 90 days past due, or earlier should Management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should Management determine that the collectibility of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding, and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

Allowance for Loan Losses

        The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged off against the allowance, and all interest previously accrued but not collected is reversed against current period interest income. Subsequent receipts, if any, are credited first to the remaining principal, then to the allowance as recoveries, and finally to unaccrued interest.

        The Company, considering current information and events regarding the borrowers' ability to repay their obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Interest income is recognized on an accrual basis unless the loan is placed on nonaccrual status.

        For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the allowance for loan losses is based upon Management's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience.

Delinquent consumer loans are charged off within 120 days, unless determined to be adequately collateralized or in imminent process of collection.

Premises and Equipment

        Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are included in other operating expense and are computed under the straight-line method over the estimated useful lives of the assets or the applicable leases, whichever is shorter. Major improvements and betterments are capitalized, while recurring maintenance and repairs are charged to operating expense. Net gains or losses on dispositions of premises and equipment are included in other operating expense.

Intangible Assets

        Intangible assets, consisting of mortgage servicing rights, are carried at the lower of amortized cost or fair value and are included in other assets. Intangible assets totaled $853,000 and $1,456,000 at December 31, 2002 and 2001, respectively. Amortization expense amounted to $927,000, $437,000 and $308,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization amounted to $2,926,000 and $1,999,000 at December 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Other Real Estate

        Other real estate is composed of properties acquired through foreclosure proceedings. Properties acquired through foreclosure are valued at fair value that establishes the new cost basis of other real estate. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent to acquisition, such properties are carried at the lower of cost or fair value less estimated selling expenses, determined on an individual asset basis. Any deficiency resulting from the excess of cost over fair value less estimated selling expenses is recognized as a valuation allowance. Any subsequent increase in fair value up to its cost basis is recorded as a reduction of the valuation allowance. Increases or decrease in the valuation allowance are included in other operating expense. Net gains or losses recognized on the sale of these properties are included in other operating income.

Stock Compensation Plans

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, whereby compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123", was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 148.

        The following table presents pro forma disclosures of the impact that the 2002, 2000, 1999 and 1997 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 148.

	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income, as reported	$33,283	$28,705	$19,434
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(787)	(355)	(321)

Pro forma net income	$32,496	$28,350	$19,113

Earnings per share:
Basic—as reported	$2.09	$1.75	$1.09
Basic—pro forma	$2.04	$1.73	$1.07
Diluted—as reported	$2.04	$1.72	$1.07
Diluted—pro forma	$1.99	$1.69	$1.05

        Pro forma net income and earnings per share reflect only those options granted since 1995. The full impact of calculating compensation cost for options under SFAS No. 148 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 was not considered.

Income Taxes

        Deferred tax assets and liabilities are recognized using the asset and liability method for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period that includes the enactment date.

Forward Foreign Exchange Contracts

        The Bank periodically is a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange. There were no gains or losses in 2002. Net gains for 2001 totaled $5,000. Net losses for 2000 totaled $1,000.

Use of Estimates

        The preparation of the consolidated financial statements requires Management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. With respect to the allowance for loan losses, the Company believes the allowance for loan losses is adequate to provide for potential losses on loans and other extensions of credit. While the Company utilizes available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in the State of Hawaii. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

2.    RESERVE REQUIREMENTS

        The Bank is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve at December 31, 2002 and 2001 was $26,253,000 and $24,750,000, respectively.

3.    INVESTMENT SECURITIES

        A summary of investment securities at December 31, 2002 and 2001 follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
2002
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$22,625	$823	$—	$23,448
States and political subdivisions	33,695	1,348	—	35,043

Total	$56,320	$2,171	$—	$58,491

Available for Sales
U.S. Treasury and other U.S. Government agencies	$369,967	$10,017	$296	$379,688
States and political subdivisions	48,716	1,903	42	50,577
Privately-issued mortgage-backed securities	10,440	82	—	10,522
Federal Home Loan Bank of Seattle stock	13,412	—	—	13,412
Mutual funds	30,000	—	—	30,000
Other	405	—	—	405

Total	$472,940	$12,002	$338	$484,604

2001
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$31,612	$830	$—	$32,442
States and political subdivisions	38,247	520	67	38,700

Total	$69,859	$1,350	$67	$71,142

Available for Sales
U.S. Treasury and other U.S. Government agencies	$266,546	$6,907	$1,076	$272,377
States and political subdivisions	32,404	771	9	33,166
Privately-issued mortgage-backed securities	3,158	99	—	3,257
Federal Home Loan Bank of Seattle stock	12,613	—	—	12,613
Other	675	—	—	675

Total	$315,396	$7,777	$1,085	$322,088

        The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$3,554	$3,687
Due after one year through five years	15,664	16,435
Due after five years through ten years	8,742	9,174
Due after ten years	5,735	5,747
Mortgage-backed securities	22,625	23,448

Total	$56,320	$58,491

Available for Sale
Due in one year or less	$10,972	$11,078
Due after one year through five years	75,157	78,744
Due after five years through ten years	10,680	11,786
Due after ten years	33,854	34,521
Mortgage-backed securities	298,460	304,658
Federal Home Loan Bank of Seattle stock	13,412	13,412
Mutual funds	30,000	30,000
Other	405	405

Total	$472,940	$484,604

        Proceeds from sales of investment securities available for sale were $16,689,000 in 2002, $54,824,000 in 2001 and $30,592,000 in 2000, resulting in gross realized gains of $747,000 and $1,129,000 in 2002 and 2001, respectively, and gross realized losses of $126,000 and $683,000 in 2001 and 2000, respectively. Investment securities losses in 2002, 2001, and 2000 also included writedowns of $270,000, $68,000 and $83,000, respectively, on an equity security to reflect an impairment in value deemed other than temporary.

        In 2001, the Bank, in response to an unsolicited tender offer from the issuer, tendered an investment security designated as held to maturity with an amortized cost of $5,027,000. The proceeds from this tender was $5,376,000 and resulted in a realized gain of $349,000.

        Investment securities of $84,645,000 and $179,308,000 at December 31, 2002 and 2001, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other short-term borrowings.

        As a member of the Federal Home Loan Bank of Seattle ("FHLB"), the Bank is required to obtain and hold a specified number of shares of capital stock of the FHLB based on the amount of its outstanding FHLB advances. These shares are pledged to the FHLB as collateral to secure outstanding advances (see note 9).

4.    LOANS

        Loans, excluding loans held for sale, consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(Dollars in thousands)
Real estate:
Mortgage—commercial	$542,588	$506,222
Mortgage—residential	313,614	348,644
Construction	118,276	132,165
Commercial, financial and agricultural	264,044	235,179
Consumer	56,571	50,106

	1,295,093	1,272,316
Less unearned income	5,201	5,367

Total	$1,289,892	$1,266,949

        In the normal course of business, the Bank has made loans to certain directors, executive officers and their affiliates under terms which Management believes are consistent with the Bank's general lending policies. An analysis of the activity of such loans in 2002 follows:

(Dollars in thousands)
Balance, beginning of year	$3,062
Additions	782
Repayments	(904)
Other changes	(358)

Balance, end of year	$2,582

        The amount of other changes is primarily attributable to the sale of one residential mortgage loan and the addition of new executive officers in 2002.

        Impaired loans at December 31, 2002 and 2001 (see note 5 for related allowance for loan losses), amounted to $311,000 and $2,397,000, respectively, and included all nonaccrual and restructured loans greater than $500,000. The average recorded investment in impaired loans amounts to $1,943,000 in 2002, $7,800,000 in 2001 and $8,124,000 in 2000. Interest income recognized on such loans amounted to $10,000 in 2002, $1,288,000 in 2001 and $130,000 in 2000, of which $10,000, $1,258,000 and $93,000, respectively, was earned on nonaccrual loans, and $30,000 and $37,000 was recorded in 2001 and 2000, respectively, on restructured loans still accruing interest.

        Nonaccrual loans at December 31, 2002 and 2001 totaled $439,000 and $2,421,000, respectively. The Bank collected and recognized interest income of $6,000 on these loans in 2002. The Bank would have recognized additional interest income of $22,000 had these loans been accruing interest throughout 2002. Additionally, the Bank collected and recognized interest income of $173,000 on charged-off loans in 2002.

        There were no restructured loans still accruing interest at December 31, 2002 and 2001.

        Substantially all of the Bank's loans are to residents of, or companies doing business in, the State of Hawaii and are generally secured by personal assets, business assets, residential properties or income-producing or commercial properties.

5.    ALLOWANCE FOR LOAN LOSSES

        Changes in the allowance for loan losses were as follows:

	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$24,564	$22,612	$20,768
Provision for loan losses	1,000	3,000	4,500

	25,564	25,612	25,268
Charge-offs	(1,281)	(2,529)	(3,592)
Recoveries	816	1,481	936

Net charge-offs	(465)	(1,048)	(2,656)

Reclassification of allowance for credit losses on off-balance sheet credit exposures	(902)	—	—

Balance, end of year	$24,197	$24,564	$22,612

        Changes in the allowance for loan losses for impaired loans (included in the above amounts) were as follows:

	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$426	$3,208	$2,547
Provision for loan losses	1,274	81	14
Net charge-offs	(1,618)	(464)	(2,139)
Other changes	(82)	(2,399)	2,786

Balance, end of year	$—	$426	$3,208

        The amounts of other changes represent the net transfer of allocated allowances for loans which were not classified as impaired for the entire year.

        At December 31, 2002, all impaired loans were measured based on the fair value of the underlying collateral.

6.    PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(Dollars in thousands)
Land	$9,534	$9,534
Office buildings and improvements	77,080	77,077
Furniture, fixtures and equipment	19,568	18,680

	106,182	105,291
Less accumulated depreciation and amortization	48,457	44,656

Net	$57,725	$60,635

        Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	2002	2001	2000
	(Dollars in thousands)
Net occupancy	$2,725	$2,087	$1,129
Equipment	1,463	1,415	1,569

Total	$4,188	$3,502	$2,698

7.    DEPOSITS

        Certificates of deposit of $100,000 or more totaled $360,630,000 and $368,794,000 at December 31, 2002 and 2001, respectively.

        Interest expense on certificates of deposits of $100,000 or more totaled $8,949,000, $18,433,000 and $21,430,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    SHORT-TERM BORROWINGS

        Federal funds purchased generally mature on the day following the date of purchase.

        Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2002 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2002, the underlying securities were held in a custodial account subject to Bank control.

        Other short-term borrowings consist primarily of the Treasury Tax and Loan balance, which represents tax payments collected on behalf of the U.S. government, and FHLB short-term advances. The Treasury Tax and Loan balances bear market interest rates and are callable at any time.

        A summary of short-term borrowings follows:

	2002	2001	2000
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$—	$—	$—
Average amount outstanding during year	—	—	5
Highest month-end balance during year	—	—	—
Weighted average interest rate on balances outstanding at December 31	—	—	—
Weighted average interest rate during year	—	—	6.88%
Securities sold under agreements to repurchase
Amount outstanding at December 31	$1,000	$1,000	$19,267
Average amount outstanding during year	1,000	2,817	10,167
Highest month-end balance during year	1,000	20,118	19,267
Weighted average interest rate on balances outstanding at December 31	1.15%	2.05%	6.65%
Weighted average interest rate during year	1.96%	6.04%	6.66%
Other short-term borrowings
Amount outstanding at December 31	$28,008	$12,893	$37,453
Average amount outstanding during year	9,436	8,699	46,855
Highest month-end balance during year	52,634	33,912	97,664
Weighted average interest rate on balances outstanding at December 31	1.37%	1.98%	6.67%
Weighted average interest rate during year	1.98%	5.44%	6.50%

9.    LONG-TERM DEBT

        Long-term debt at December 31, 2002 and 2001 consisted of intermediate-term FHLB advances with a weighted average interest rate of 3.177% and 3.793%, respectively. FHLB advances outstanding at December 31, 2002 were secured by interest-bearing deposits at the FHLB of $39.4 million, the Bank's holdings of FHLB stock, other unencumbered investment securities with a fair value of $19.5 million and certain real estate loans totaling $244.8 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement between the Bank and the FHLB. At December 31, 2002, the Bank had available to it additional unused FHLB advances of approximately $232.8 million.

        At December 31, 2002, approximate maturities of FHLB advances were as follows:

(Dollars in thousands)
Year ending December 31:
2003	$25,115
2004	60,371
2005	20,946
2006	7,698
2007	13,269
Thereafter	19,756

Total	$147,155

10.    SHAREHOLDER RIGHTS PLAN

        On August 26, 1998, the Company's board of directors adopted a Shareholder Rights Plan (the "Rights Plan") that entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. Adjusted for the two-for-one stock split of the Company's common stock on November 8, 2002, each right entitles the registered holder to purchase from the Company one two-hundredth (2/100th) of a share of the Company's Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (2/100th) of a share, subject to adjustment. The rights are exercisable only upon the occurrence of specific events and will expire on August 26, 2008. The Rights Plan was designed to ensure that shareholders receive fair and equal treatment in the event of unsolicited or coercive attempts to acquire the Company. The Rights Plan was also intended to guard against unfair tender offers and other abusive takeover tactics. The Rights Plan was not intended to prevent an acquisition bid for the Company on terms that are fair to all shareholders.

11.    EMPLOYEE STOCK OWNERSHIP PLAN

        The Bank has an employee stock ownership plan ("ESOP") and related trust covering substantially all full-time employees with at least one year of service. Normal vesting occurs at the rate of 20% per year starting the second year of participation. The Bank made contributions of $1,164,000, $890,000 and $649,000 for 2002, 2001 and 2000, respectively, which were charged to salaries and employee benefits. Effective January 1, 2000, contributions to the profit sharing plan and ESOP combined were reduced from 10% to 5% of defined net income.

12.    STOCK COMPENSATION PLANS

Stock Option Plans

        The Company has adopted stock option plans for the purpose of granting options to purchase CPB Inc. common stock to directors, officers and other key individuals. Options are granted with an exercise price equal to the stock's fair market value at the date of grant. All options have 10-year terms. Incentive stock options vest at the rate of 20% per year while nonqualified stock options, which do not qualify as incentive stock options ("nonqualified stock options"), vest annually over the respective periods.

        In November 1986, the Company adopted the 1986 Stock Option Plan ("1986 Plan") making available 440,000 shares for grant to employees. In 1992, the Company's shareholders approved an increase to 1,040,000 shares for grants. The 1986 Plan expired in 1997, and no new options will be granted under this plan. Outstanding options may be exercised by optionees until the expiration of the respective options in accordance with the original terms of the 1986 Plan.

        In February 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") basically as a continuance of the previous plan for a 10-year term. In April 1997, the Company's shareholders approved the 1997 Plan which provides 2,000,000 shares of the Company's common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options (adjusted for the two-for-one stock split of the Company's common stock on November 8, 2002). During 1997, in addition to employee grants, each director of the Company and the Bank received a grant based on 1,500 shares multiplied by the lesser of 10 years or the number of years to age 70. The nonqualified stock options vest at the rate at 1,500 shares annually beginning one year from July 30, 1997, the date of grant.

        The table below presents activity of the 1986 and 1997 Stock Option Plans for the years indicated. The per share weighted average fair value of options granted in January 2002, March 2002, November 2000, November 1999, July 1997 and June 1995 of $13.03, $14.99, $10.90, $9.53, $5.47 and $4.54, respectively, was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 1.19%, 1.19%, 2.33%, 2.32%, 2.63% and 3.07%, expected volatility of 38%, 38%, 43%, 36%, 28% and 30%, risk-free interest rate of 5.02%, 5.02%, 5.04%, 6.25%, 5.45%, and 6.10% and expected life of 7.5 years for years 2002, 2000, 1999, 1997 and 1995, respectively. There were no grants in 2001, 1998 or 1996.

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Dollars in thousands)
Outstanding at January 1:	827,898	$7.41	1,006,118	$7.47	1,023,418	$8.77
Granted	195,586	13.08	—	—	136,800	13.08
Exercised	(246,674)	8.21	(127,008)	7.26	(33,180)	6.880
Forfeited	(46,638)	6.06	(51,212)	12.02	(120,920)	10.20

Outstanding at December 31	730,172	$5.76	827,898	$7.42	1,006,118	$7.47
Options exercisable at December 31	332,184	8.03	485,938	7.71	483,598	7.59
Shares available for future grants	1,183,984		1,335,632		1,287,120

        The following table presents information on options outstanding under the 1986 and 1997 Stock Option Plans:

	Options outstanding			Options exercisable
Date of grant	Exercise price	Shares	Remaining average contractual life (months)	Shares
June 14, 1995	$6.52	70,200	29.5	70,200
July 30, 1997	8.94	306,224	55.0	192,224
November 2, 1999	12.09	83,360	82.1	40,640
November 7, 2000	13.08	96,080	94.2	29,120
January 7, 2002	15.10	40,000	111.8	—
March 12, 2002	16.84	134,308	110.4	—

Total		730,172		332,184

Weighted average life			35.3

Weighted average exercise price		$5.76		$8.03

Stock Awards

        In May 2001 and November 2002, the Company awarded 300 shares of common stock to each of its non-officer directors. Compensation expense is measured as the market price of the stock awards at the grant date, and is recognized over a five-year vesting period.

13.    PENSION PLANS

        The Bank has a defined benefit retirement plan covering substantially all of its employees. The plan was curtailed in 1986, and accordingly, plan benefits were fixed as of that date.

        The Bank also had a money purchase pension plan which covered all full-time employees with at least one year of service. This plan was terminated in 1991, and participants in the money purchase pension plan became fully vested at the time of termination.

        Effective January 1, 1991, the Bank reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees' years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from the Bank's terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5,914,000 in the unrecognized prior service cost, which is being amortized over a period of 13 years.

        Effective December 31, 2002, the Bank curtailed its defined benefit retirement plan, and recorded a net curtailment gain of $1.4 million. Plan benefits were fixed as of that date.

        The following table sets forth information pertaining to the defined benefit retirement plan for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$24,399	$22,917	$21,082
Service cost	358	305	203
Interest cost	1,705	1,665	1,624
Actuarial loss	1,734	1,355	1,697
Benefits paid	(1,891)	(1,843)	(1,689)
Gain from curtailment	(1,110)	—	—

Benefit obligation at December 31	$25,195	$24,399	$22,917

Benefit obligation actuarial assumptions
Weighted average discount rate	6.75%	7.25%	7.50%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%
Change in plan assets
Fair value of assets at January 1	$20,234	$22,391	$24,409
Actual return on plan assets	(1,259)	(1,091)	(329)
Employer contributions	1,930	777	—
Benefits paid	(1,891)	(1,843)	(1,689)

Fair value of assets at December 31	$19,014	$20,234	$22,391

Funded status
Benefit obligation at December 31	$(25,195)	$(24,399)	$(22,917)
Fair value of plan assets	19,014	20,234	22,391
Unrecognized transition cost	—	—	—
Unamortized prior service cost	—	(1,120)	(844)
Unrecognized net actuarial loss	11,615	8,649	4,520

Net amount recognized	$5,434	$3,364	$3,150

Amounts recognized in the consolidated statements of financial condition
Prepaid benefit cost	$—	$—	$3,150
Accrued benefit liability	(6,181)	(3,332)	—
Accumulated other comprehensive income	11,615	6,696	—

Net amount recognized	$5,434	$3,364	$3,150

Components of net periodic cost (benefit)
Service cost	$358	$305	$203
Interest cost	1,705	1,665	1,624
Expected return on plan assets	(1,767)	(1,939)	(2,125)
Amortization of unrecognized transition asset	—	—	(46)
Recognized prior service cost	276	275	275
Recognized net loss	684	257	—

Net periodic cost (benefit)	$1,256	$563	$(69)

Net periodic cost actuarial assumptions
Weighted average discount rate	6.75%	7.25%	7.50%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

        In 1995 and 2001, the Bank established Supplemental Executive Retirement Plans ("SERP") which provide certain officers of the Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws. Effective December 31, 2002, the Bank curtailed its SERP, and accordingly, plan benefits were fixed as of that date.

        The following table sets forth information pertaining to the SERP for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$2,492	$767	$629
Service cost	78	17	12
Interest cost	176	55	50
Actuarial loss (gain)	(95)	171	123
Benefits paid	(151)	(47)	(47)
Curtailment gain	(158)	—	—
Transitional obligation	—	1,200	—
Prior service cost	—	329	—

Benefit obligation at December 31	$2,342	$2,492	$767

Change in plan assets
Fair value of assets at January 1	$—	$—	$—
Employer contributions	151	47	47
Benefits paid	(151)	(47)	(47)

Fair value of assets at December 31	$—	$—	$—

Funded status
Benefit obligation at December 31	$(2,342)	$(2,492)	$(767)
Unrecognized transition obligation	324	344	17
Unrecognized net actuarial loss	32	296	139

Net amount recognized	$(1,986)	$(1,852)	$(611)

Components of net periodic cost (benefit)
Service cost	$78	$17	$12
Interest cost	176	55	50
Amortization of unrecognized transition obligation	3	1,203	3
Recognized prior service cost	18	—	—
Recognized net (gain) loss	11	(32)	(13)

Net periodic cost	$286	$1,243	$52

        Actuarial assumptions, including weighted average discount rates and rates of compensation increase, were consistent with the rates used for the defined benefit retirement plan.

14.    PROFIT SHARING AND 401(K) PLANS

        The Bank's profit sharing plan covers substantially all employees with at least one year of service. The board of directors has sole discretion in determining the annual contribution to the plan, subject to limitations of the Internal Revenue Code. Employees may elect to receive up to 50% of their annual allocation in cash.

        Effective March 31, 1996, the profit sharing plan was merged with an existing employee funded 401(K) plan which allows employees to direct their own investments. Effective September 1, 1996, the Bank instituted a 50% employer-matching program for the 401(K) plan, contributing up to 2% of qualifying employees' salaries.

        Effective January 1, 2000, combined contributions to the profit sharing plan and ESOP were reduced from 10% to 5% of defined net income, while contributions to the Bank's 401(K) plan increased from 50% to 100% of employee contributions up to 4% of the employee's salary. The Bank made contributions to the profit sharing plan of $1,164,000, $890,000 and $649,000 for 2002, 2001 and 2000, respectively. Contributions to the 401(K) plan totaled $659,000, $630,000 and $651,000 in 2002, 2001 and 2000, respectively.

15.    OPERATING LEASES

        The Bank occupies a number of properties under leases which expire on various dates through 2038, and, in most instances, provide for the renegotiation of rental terms at fixed intervals. These leases generally contain renewal options for periods ranging from 5 to 15 years.

        Total rent expense for 2001 and 2000 represents gross rent expense less the net operating income from Company-owned properties of $1,419,000 and $499,000 for 2001 and 2000, respectively.

        Net rent expense, charged to net occupancy expense, for all operating leases is summarized as follows:

	2002	2001	2000
	(Dollars in thousands)
Total rent expense	$3,428	$3,352	$4,635
Less sublease rental income	—	(144)	(188)

Total	$3,428	$3,208	$4,447

        The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2002:

Rental commitment
(Dollars in thousands)
Year ending December 31:
2003	$2,680
2004	2,474
2005	2,392
2006	2,313
2007	1,879
Thereafter	11,974

Total	$23,712

        In addition, the Bank leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2002:

(Dollars in thousands)
Year ending December 31:
2003	$3,236
2004	2,660
2005	2,009
2006	1,291
2007	514
Thereafter	174

Total	$9,884

        In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

16.    OTHER EXPENSE

        Components of other expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(Dollars in thousands)
Legal and other professional services	$3,368	$2,260	$2,433
Computer services	1,680	1,584	1,408
Advertising	1,300	1,600	1,300
Merchant and other bank card services	654	16	365
Other	11,796	9,864	9,957

Total	$18,798	$15,324	$15,463

17.    INCOME AND FRANCHISE TAXES

        Components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2002:
Federal	$10,441	$3,419	$13,860
State	292	803	1,095

Total	$10,733	$4,222	$14,955

2001:
Federal	$9,862	$(2,415)	$7,447
State	3,145	(415)	2,730

Total	$13,007	$(2,830)	$10,177

2000:
Federal	$15,933	$(7,448)	$8,485
State	3,639	(1,539)	2,100

Total	$19,572	$(8,987)	$10,585

        Income tax expense amounted to $14,955,000, $10,177,000 and $10,585,000 for 2002, 2001 and 2000, respectively. Income tax expense for the periods presented differed from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	2002	2001	2000
	(Dollars in thousands)
Computed "expected" tax expense	$16,883	$13,609	$10,507
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,247)	(1,136)	(1,149)
Other tax-exempt income	(459)	(40)	(437)
State franchise tax, net of Federal income tax benefit	712	1,774	1,365
Stock-based benefits	(805)	—	—
Capital loss carryback	—	(3,842)	—
Other	(129)	(188)	299

Total	$14,955	$10,177	$10,585

        At December 31, 2002 and 2001, current Federal income taxes payable of $1,450,000 and $9,495,000, respectively, and current state franchise taxes payable of $4,154,000 and $10,091,000, respectively, were included in other liabilities.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 were as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$8,182	$8,010
Net unrealized gain on available-for-sale securities	4,660	2,674
Employee retirement benefits	6,119	4,423
Premises and equipment, principally due to differences in depreciation	1,594	1,240
Accrued expenses	1,257	1,106
State franchise tax	1,514	1,041
Interest on nonaccrual loans	40	173
Other	683	333

Total deferred tax assets	$24,049	$19,000

Deferred tax liabilities
Real estate investment trust dividends	$9,025	$—
Investment in unconsolidated subsidiaries	—	587
FHLB stock dividends received	3,153	2,834
Deferred gain on curtailed retirement plan	3,328	2,771
Accreted discounts receivable	846	671
Deferred finance fees	432	637
Other	234	227

Total deferred tax liabilities	$17,018	$7,727

Net deferred tax assets	$7,031	$11,273

        In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for deferred tax assets as of December 31, 2002 and 2001.

        In 1998, the Company completed a corporate reorganization. In September 2002, the State of Hawaii tax department notified the Company that it was disallowing the tax treatment of this reorganization, and assessed the Company approximately $0.9 million in interest on the unpaid tax liability. The unpaid tax liability and the related interest were paid in October 2002. The Company appealed this decision, and was notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. The Company has filed an appeal with the Hawaii State Tax Appeal Court. If the Company were successful in its appeal, the tax benefits, which have not yet been recognized, would amount to approximately $5.3 million as of December 31, 2002.

18.    COMPREHENSIVE INCOME

        Components of comprehensive income, net of taxes, for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(Dollars in thousands)
Unrealized holding gains on available-for-sale investment securities	$7,004	$4,018	$3,060
Pension liability adjustments	(6,975)	(4,021)	—

	$29	$(3)	$3,060

19.    EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding. Stock options are considered common stock equivalents for purposes of calculating diluted earnings per share.

	2002	2001	2000
	(Dollars in thousands, except per share data)
Basic earnings per share computation
Numerator:
Income available to common stockholders	$33,283	$28,705	$19,434
Denominator:
Weighted average common shares outstanding	15,931	16,410	17,834
Basic earnings per share	$2.09	$1.75	$1.09

Diluted earnings per share computation
Numerator:
Income available to common stockholders	$33,283	$28,705	$19,434
Denominator:
Weighted average common shares outstanding	15,931	16,410	17,834
Incremental shares from conversion of options	395	350	298

	16,326	16,760	18,132
Diluted earnings per share	$2.04	$1.72	$1.07

20.    CONTINGENT LIABILITIES AND OTHER COMMITMENTS

        The Company and its subsidiary are involved in legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on the Company's consolidated financial statements.

        In the normal course of business, there are outstanding contingent liabilities and other commitments, such as unused letters of credit, items held for collections and unsold traveler's checks,

which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

21.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, and forward foreign exchange contracts. Those instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. For forward foreign exchange contracts, the contract amounts do not represent exposure to credit loss. The Bank controls the credit risk of its forward foreign exchange contracts through credit approvals, limits and monitoring procedures. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        At December 31, 2002 and 2001 financial instruments with off-balance sheet risk were as follows:

	2002	2001
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$342,357	$328,524
Standby letters of credit and financial guarantees written	18,273	18,164
Financial instruments whose contract amounts exceed the amount of credit risk:
Forward foreign exchange contracts	—	89

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on Management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

        Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary.

        Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates.

22.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

Short-Term Financial Instruments

        The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from banks, interest-bearing deposits in other banks, Federal funds sold, accrued interest receivable, due from customers on acceptances, short-term borrowings, bank acceptances outstanding and accrued interest payable.

Investment Securities

        The fair value of investment securities is based on market price quotations received from securities dealers. Where quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The equity investment in common stock of the FHLB, which is redeemable for cash at par value, is reported at its par value.

Loans

        The fair value of loans is estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loans. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities

        The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

        The fair value of FHLB advances is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements.

Off-Balance Sheet Financial Instruments

        The fair values of off-balance financial instruments are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties, current settlement values or quoted market prices of comparable instruments.

Limitations

        Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of future business and the value of assets and liabilities that are not considered financial instruments. For example, significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets, premises and equipment and intangible assets.

In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

	December 31, 2002		December 31, 2001
	Carrying/ notional amount	Estimated fair value	Carrying/ notional amount	Estimated fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$62,273	$62,273	$39,820	$39,820
Interest-bearing deposits in other banks	39,358	39,358	29,277	29,277
Federal funds sold	—	—	13,500	13,500
Investment securities	540,924	543,095	391,947	393,230
Net loans	1,272,115	1,308,732	1,244,093	1,242,434
Accrued interest receivable	9,254	9,254	9,000	9,000
Due from customers on acceptances	34	34	—	—
Financial liabilities
Deposits:
Noninterest-bearing deposits	305,351	305,351	238,663	238,663
Interest-bearing demand and savings deposits	750,758	750,758	601,515	601,515
Time deposits	584,992	591,531	610,747	613,449
Total deposits	1,641,101	1,647,640	1,450,925	1,453,627
Short-term borrowings	29,008	29,008	13,893	13,893
Long-term debt	147,155	152,992	175,572	179,772
Bank acceptances outstanding	34	34	—	—
Accrued interest payable (included in other liabilities)	2,858	2,858	4,215	4,215
Off-balance sheet financial instruments
Commitments to extend credit	342,357	1,712	328,524	1,643
Standby letters of credit and financial guarantees written	18,273	137	18,164	136
Forward foreign exchange contracts	—	—	89	—

23.    DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

        The Company's board of directors, at a meeting held on December 17, 2002, declared a fourth quarter cash dividend of $0.11 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.40 per share for the year ended December 31, 2002.

        The Company and its predecessor have paid regular semi-annual cash dividends on the common stock since 1958. Beginning in 1988, the Company commenced paying regular quarterly cash dividends. It is the present intention of the Company's board of directors to continue to pay regular quarterly cash dividends. However, since substantially all of the funds available for the payment of dividends are derived from Central Pacific Bank, future dividends will depend upon the Bank's earnings, its financial condition, its capital needs, applicable governmental policies and regulations and such other matters as the Company's board of directors may deem to be appropriate.

24.    SEGMENT INFORMATION

        The Company has two reportable segments: financial services and treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The financial services segment includes retail branch offices, corporate lending, construction and real estate development lending, residential mortgage lending, and international banking services. A full range of deposit and loan products, and various other banking services is offered. The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities.

        The accounting policies of the segments are consistent with those described in note 1. The majority of the Company's net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank's average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

        Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Financial Services	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2002:
Net interest income	$67,610	$15,659	$5,710	$88,979
Intersegment net interest income (expense)	6,379	(3,459)	(2,920)	—
Provision for loan losses	719	—	281	1,000
Other operating income	7,011	880	7,391	15,282
Other operating expense	19,603	1,493	33,927	55,023
Administrative and overhead expense allocation	24,730	498	(25,228)	—
Income taxes	12,022	3,736	(803)	14,955

Net income	$23,926	$7,353	$2,004	$33,283

At December 31, 2002:
Investment securities	$—	$540,924	$—	$540,924
Loans (including loans held for sale)	1,224,097	—	72,215	1,296,312
Other	42,973	88,037	59,917	190,927

Total assets	$1,267,070	$628,961	$132,132	$2,028,163

Year ended December 31, 2001:
Net interest income	$60,084	$8,635	$9,733	$78,452
Intersegment net interest income (expense)	3,929	1,350	(5,279)	—
Provision for loan losses	1,511	—	1,489	3,000
Other operating income	7,443	1,514	5,156	14,113
Other operating expense	17,849	1,566	31,268	50,683
Administrative and overhead expense allocation	23,142	524	(23,666)	—
Income taxes	7,255	2,499	423	10,177

Net income	$21,699	$6,910	$96	$28,705

At December 31, 2001:
Investment securities	$—	$391,947	$—	$391,947
Loans (including loans held for sale)	1,182,641	—	86,016	1,268,657
Other	41,058	72,284	61,695	175,037

Total assets	$1,223,699	$464,231	$147,711	$1,835,641

Year ended December 31, 2000:
Net interest income	$53,111	$4,798	$13,315	$71,224
Intersegment net interest income (expense)	6,306	2,762	(9,068)	—
Provision for loan losses	3,500	—	1,000	4,500
Other operating income	5,412	(624)	8,099	12,887
Other operating expense	18,636	495	30,461	49,592
Administrative and overhead expense allocation	19,523	354	(19,877)	—
Income taxes	8,064	2,138	383	10,585

Net income	$15,106	$3,949	$379	$19,434

At December 31, 2000:
Investment securities	$—	$384,619	$—	$384,619
Loans (including loans held for sale)	1,136,564	—	154,626	1,291,190
Other	43,447	73,432	24,230	141,109

Total assets	$1,180,011	$458,051	$178,856	$1,816,918

25.    PARENT COMPANY AND REGULATORY RESTRICTIONS

        The Bank, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2002, retained earnings of the Bank totaled $126,349,000.

        Section 131 of the Federal Deposit Insurance Corporation Improvement Act ("FIDCIA") required the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the "Agencies") to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA's Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution's capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

        The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution's capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2002 and 2001, the Bank's regulatory capital ratios exceeded the minimum thresholds for a "well-capitalized" institution.

        The following table sets forth actual and required capital and capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2002:
Tier 1 risk-based capital	$176,418	11.57%	$60,991	4.00%	$91,487	6.00%
Total risk-based capital	195,552	12.82	121,982	8.00	152,478	10.00
Leverage capital	176,418	8.99	78,487	4.00	98,109	5.00
As of December 31, 2001:
Tier 1 risk-based capital	$152,970	10.12%	$60,462	4.00%	$90,694	6.00%
Total risk-based capital	171,935	11.37	120,925	8.00	151,156	10.00
Leverage capital	152,970	8.43	72,626	4.00	90,783	5.00
Bank
As of December 31, 2002:
Tier 1 risk-based capital	$170,708	11.21%	$60,908	4.00%	$91,362	6.00%
Total risk-based capital	189,817	12.47	121,817	8.00	152,271	10.00
Leverage capital	170,708	8.71	78,386	4.00	97,983	5.00
As of December 31, 2001:
Tier 1 risk-based capital	$149,912	9.91%	$60,506	4.00%	$90,760	6.00%
Total risk-based capital	168,890	11.17	121,013	8.00	151,266	10.00
Leverage capital	149,912	8.22	72,934	4.00	91,168	5.00

        Condensed financial statements, solely of the parent company, CPB Inc., follow:

CPB Inc. Condensed Balance Sheets
December 31, 2002 and 2001

	2002	2001
	(Dollars in thousands)
Assets
Cash	$935	$786
Investment securities available for sale	1,924	1,522
Investment in subsidiary bank, at equity in underlying net assets	167,699	143,982
Dividends receivable from subsidiary bank	1,771	1,425
Accrued interest receivable and other assets	3,336	838

Total assets	$175,665	$148,553

Liabilities and Shareholders' Equity
Dividends payable	$1,757	$1,428
Other liabilities	465	55

Total liabilities	2,222	1,483

Shareholders equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 15,973,458 and 15,866,484 shares at December 31, 2002 and 2001, respectively	8,707	6,678
Surplus	45,848	45,848
Retained earnings	118,958	94,581
Deferred stock awards	(99)	(34)
Accumulated other comprehensive income	29	(3)

Total shareholders' equity	173,443	147,070

Total liabilities and shareholders' equity	$175,665	$148,553

CPB Inc. Condensed Statements of Income
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Income:
Dividends from subsidiary bank	$9,541	$21,554	$5,458
Interest income:
Interest and dividends on investment securities	69	78	189
Interest from subsidiary bank	8	22	174
Investment securities losses	(230)	(68)	(83)

Total income	9,388	21,586	5,738
Total expenses	2,029	446	398

Income before income taxes and equity in undistributed income of subsidiary bank	7,359	21,140	5,340
Income taxes	(2,235)	(143)	(24)

Income before equity in undistributed income of subsidiary bank	9,594	21,283	5,364
Equity in undistributed income of subsidiary bank	23,689	7,422	14,070

Net income	$33,283	$28,705	$19,434

CPB Inc. Condensed Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities
Net income	$33,283	$28,705	$19,434
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on investment securities	231	68	83
Deferred income tax benefit	(322)	(42)	(69)
Increase in dividends receivable from subsidiary bank	(345)	(71)	(35)
Equity in undistributed income of subsidiary bank	(26,789)	(23,422)	(14,070)
Other, net	(2,425)	(44)	26

Net cash provided by operating activities	3,633	5,194	5,369

Cash flows from investing activities
Proceeds from maturities of investment securities available for sale	475	—	—
Purchases of investment securities available for sale	(436)	—	(333)
Investment in and advances to subsidiaries	—	—	(1,058)
Distribution of capital by subsidiary bank	3,100	16,000	15,000

Net cash provided by investing activities	3,139	16,000	13,609

Cash flows from financing activities
Proceeds from sale of common stock	2,024	923	229
Repurchases of common stock	(2,594)	(17,387)	(20,865)
Dividends paid	(6,053)	(5,351)	(5,316)

Net cash used in financing activities	(6,623)	(21,815)	(25,952)

Net increase (decrease) in cash and cash equivalents	149	(621)	(6,974)
Cash and cash equivalents
At beginning of year	786	1,407	8,381

At end of year	$935	$786	$1,407

26.    ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and provides accounting and reporting guidance on intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001. The application of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance on obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The application of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). It also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The application of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria for APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. The application of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. It also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The application of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions—an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 ("Accounting for Certain Acquisitions of Banking or Thrift Institutions") and FASB Interpretation No. 9 ("Applying APB Opinions No. 16 and 17 When a Savings and Loan Association of a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method"), and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. The requirement in paragraph 5 of SFAS No. 72 is no longer applicable to acquisitions within the scope of SFAS No. 147. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Paragraph 5 of SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provision in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002. The application of SFAS No. 147 did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also incorporates, without change, the guidance of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981, the effective date of Interpretation No. 34. The application of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply the provisions of APB Opinion No. 25 for its stock option plan and provide the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The application of Interpretation No. 46 is not expected to have a material impact on the Company's consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

         The Shareholders and Board of Directors of CPB Inc.:

        We have audited the accompanying consolidated balance sheets of CPB Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPB Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 17, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement, which is filed as Exhibit No. 99.3 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Compensation of Directors and Executive Officers" of the Company's Proxy Statement, which is filed as Exhibit No. 99.3 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information as of December 31, 2002

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	730,172	$5.76	1,183,984
Equity compensation plans not approved by security holders	—	—	—

Total	730,172	$5.76	1,183,984

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "INTRODUCTION—Principal Shareholders," and "ELECTION OF DIRECTORS" of the Company's Proxy Statement, which is filed as Exhibit No. 99.3 to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Certain Transactions" of the Company's Proxy Statement, which is filed as Exhibit No. 99.3 to this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)1.    Financial Statements

        The following consolidated financial statements are included in Item 8 of this report:

        CPB Inc. and Subsidiary:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 2002 and 2001

    Consolidated Statements of Income for the Years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

        (a)2.    All schedules required by this Item 15(a) 2. are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

        (a)3.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of CPB Inc., as amended(1)
3.2	Amended Bylaws of CPB Inc.*
10.1
Agreement for Sale and Purchase of Partnership Interests, dated June 25, 2001, by and among Kajima Development Corporation, Sumitomo Corporation, Sumitomo Corporation of America, as Sellers, Central Pacific Bank as Purchaser, and CPB Properties, Inc.(2)
10.2	Termination of Share Purchase Agreement, dated as of October 22, 2001, by and between CPB Inc. and The Sumitomo Bank, Limited(2)
10.3
Plan of Merger of CPB Properties, Inc. with and into Central Pacific Bank and Articles of Merger as filed with the State of Hawaii Department of Commerce and Consumer Affairs on October 29, 2001, effective at 4:59 p.m. on October 31, 2001(2)
10.4
Certificate of Cancellation of Limited Partnership for CKSS Associates, as filed with the State of Hawaii Department of Commerce and Consumer Affairs on October 29, 2001, effective at 5:00 p.m. on October 31, 2001(2)
10.5	Split Dollar Life Insurance Plan(3)(9)
10.6	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan(9)
10.7	Central Pacific Bank Supplemental Executive Retirement Plan(5)(9)

10.8	CPB Inc. 1986 Stock Option Plan, as amended(4)(9)
10.9	CPB Inc. 1997 Stock Option Plan, as amended(5)(9)
10.10	License and Service Agreement dated July 30, 1997 by and between Central Pacific Bank and Fiserv Solutions, Inc.(6)
10.11	CPB Inc. Directors Deferred Compensation Plan(9)
10.12	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya(9)(10)
10.13	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito*(9)
10.14	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Clinton L. Arnoldus*(9)
10.15	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Neal K. Kanda*(9)
10.16	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Sherri Y. Yim*(9)
10.17	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Denis K. Isono*(9)
10.18	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Blenn A. Fujimoto*(9)
10.19	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Alwyn S. Chikamoto*(9)
10.20	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Craig H. Hashimoto*(9)
21	Subsidiaries of CPB Inc.(11)
23	Consent of KPMG LLP*
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C., As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.3	Proxy Statement for Annual Meeting of Shareholders to be held on April 23, 2003(8)

*
Filed herewith.

(1)
Filed as Exhibits 3.1 and 10.7 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

(2)
Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002.

(3)
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

(6)
Filed as Exhibit 10.11 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(7)
Filed as Exhibits 3.2, 10.10 and 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 17, 1994.

(8)
To be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2002, and incorporated herein by reference.

(9)
Denotes management contract or compensation plan or arrangement.

(10)
Filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(11)
Filed as Exhibit 21 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002.

        (b)  The Company filed no reports on Form 8-K during the fourth quarter of 2002.

        (c)  The exhibits listed in Item 15(a)3. are incorporated herein by reference or attached hereto.

        (d)  All schedules required by this Item 15(d) are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2003
CPB INC. (Registrant)
/s/ CLINT L. ARNOLDUS Clint L. Arnoldus Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLINT L. ARNOLDUS Clint L. Arnoldus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), Director	March 12, 2003
/s/ NEAL K. KANDA Neal K. Kanda	Vice President, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2003
/s/ JOSEPH F. BLANCO Joseph F. Blanco	Director	March 12, 2003
/s/ ALICE F. GUILD Alice F. Guild	Director	March 12, 2003
/s/ DENNIS I. HIROTA Dennis I. Hirota, Ph.D.	Director	March 12, 2003
/s/ CLAYTON K. HONBO Clayton K. Honbo	Director	March 12, 2003
/s/ STANLEY W. HONG Stanley W. Hong	Director	March 12, 2003
/s/ PAUL KOSASA Paul Kosasa	Director	March 12, 2003
/s/ GILBERT J. MATSUMOTO Gilbert J. Matsumoto	Director	March 12, 2003
/s/ DANIEL M. NAGAMINE Daniel M. Nagamine	Director	March 12, 2003

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) of 78o(d),
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

        I, Clint L. Arnoldus, Chief Executive Officer of CPB Inc. (the "Company"), certify that:

(1)
I have reviewed this annual report on Form 10-K of the Company;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6)
The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ CLINT L. ARNOLDUS Clint L. Arnoldus Chairman of the Board, President and Chief Executive Officer

Certification of the Principal Financial and Accounting Officer
Pursuant to 15 U.S.C. 78m(a) of 78o(d),
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

        I, Neal K. Kanda, Principal Financial and Accounting Officer of CPB Inc. (the "Company"), certify that:

(1)
I have reviewed this annual report on Form 10-K of the Company;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6)
The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ NEAL K. KANDA Neal K. Kanda Vice-President, Secretary and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Prices and Common Stock Dividends Declared
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Table 1 Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)
Table 2 Analysis of Changes in Net Interest Income (Taxable Equivalent)
Table 3 Loans by Categories
Table 4 Mortgage Loan Portfolio Composition
Table 5 Consumer Loan Portfolio Composition
Table 6 Maturity Distribution of commercial and Construction Loans
Table 7 Maturity Distribution of Fixed and Variable Rate Loans
Table 8 Distribution of Investment Securities
Table 9 Maturity Distribution of Investment Portfolio
Table 10 Average Balances and Average Rates on Deposits
Table 11 Remaining Maturities of Large Certificates of Deposit
Table 12 Allowance for Loan Losses
Table 13 Allocation of Allowance for Loan Losses
Table 14 Nonperforming Assets, Past Due and Restructured Loans
Table 15 Components of Other Operating Income
Table 16 Components of Other Operating Expense
Table 17 Distribution of Assets, Liabilities and Shareholders' Equity
Table 18 Rate Sensitivity of Assets, Liabilities and Shareholders' Equity
Table 19
Table 20
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS CPB INC. & SUBSIDIARY—DECEMBER 31, 2002 & 2001
CONSOLIDATED STATEMENTS OF INCOME CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 & 2000
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 & 2000
INDEPENDENT AUDITORS' REPORT
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information as of December 31, 2002
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) of 78o(d), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Principal Financial and Accounting Officer Pursuant to 15 U.S.C. 78m(a) of 78o(d), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002