Form 10-Q
period 2003-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2003-05-15
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-10777

CENTRAL PACIFIC FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Hawaii	99-0212597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South King Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

(808) 544-0500
(Registrant’s telephone number, including area code)

CPB INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of May 13, 2003, the number of shares of common stock of the registrant outstanding was 16,015,276 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

PART I.    FINANCIAL INFORMATION

Forward-Looking Statements

Central Pacific Financial Corp. (the “Company”) may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), in its reports to shareholders and in other Company communications, including communications related to the proposed merger between the Company and CB Bancshares, Inc. (“CBBI”) and statements related to the benefits thereof, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, (i) statements about the benefits of a merger between the Company and CBBI, including future financial and operating results, cost savings and accretion to reported and cash earnings that may be realized from such merger; (ii) statements with respect to the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts; and (iii) other statements identified by words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets”, “projects” and other similar expressions.  These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties.  Actual results may differ from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:  (1) the business of the Company and CBBI may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; (3) revenues following the merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the merger; (5) the regulatory approvals required for the merger may not be obtained on the proposed terms; (6) the failure of the Company’s and CBBI’s shareholders to approve the merger; (7) competitive pressures among depository and other financial institutions may increase significantly and may have an effect on pricing, spending, third-party relationships and revenues; (8) the strength of the United States economy in general and the strength of the Hawaii economy may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the combined company’s loan portfolio and allowance for loan losses; (9) changes in the U.S. legal and regulatory framework; and (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on the combined company’s activities.

Additional factors that could cause the Company results to differ materially from those described in the forward-looking statements can be found in the Company’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2002, and available at the SEC’s Internet site (http://www.sec.gov). All subsequent written and oral forward-looking statements concerning the proposed transaction or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.  The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

Item 1.    Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2003	December 31, 2002	March 31, 2002

ASSETS
Cash and due from banks	$53,533	$62,273	$39,317
Interest-bearing deposits in other banks	23,243	39,358	37,799
Federal funds sold	—	—	12,000
Investment securities:
Held to maturity, at cost (fair value of $56,925 at March 31, 2003, $58,491 at December 31, 2002, and $70,239 at March 31, 2002	54,936	56,320	68,954
Available for sale, at fair value	473,364	484,604	340,617
Total investment securities	528,300	540,924	409,571

Loans held for sale	3,626	6,420	2,837
Loans	1,339,338	1,289,892	1,271,401
Less allowance for loan losses	25,109	24,197	24,719
Net loans	1,314,229	1,265,695	1,246,682

Premises and equipment	57,240	57,725	59,792
Accrued interest receivable	8,983	9,254	9,088
Investment in unconsolidated subsidiaries	3,005	3,150	1,258
Due from customers on acceptances	41	34	14
Other real estate	547	1,903	437
Other assets	40,695	41,427	42,142
Total assets	$2,033,442	$2,028,163	$1,860,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$297,791	305,351	$223,423
Interest-bearing deposits	1,356,595	1,335,750	1,252,679
Total deposits	1,654,386	1,641,101	1,476,102

Short-term borrowings	1,524	29,008	12,069
Long-term debt	161,790	147,155	171,223
Bank acceptances outstanding	41	34	14
Minority interest	10,062	10,064	10,064
Other liabilities	27,009	27,358	39,610
Total liabilities	1,854,812	1,854,720	1,709,082

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—		—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 16,008,158 at March 31, 2003, 15,973,458 shares at December 31, 2002, and 15,887,524 shares at March 31, 2002	9,037	8,707	7,059
Surplus	45,848	45,848	45,848
Retained earnings	124,972	118,958	100,158
Deferred stock awards	(93)	(99)	(32)
Accumulated other comprehensive income	(1,134)	29	(1,178)
Total shareholders’ equity	178,630	173,443	151,855

Total liabilities and shareholders’ equity	$2,033,442	$2,028,163	$1,860,937

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2003	2002

Interest income:
Interest and fees on loans	$22,464	$23,248
Interest and dividends on investment securities:
Taxable interest	4,245	4,900
Tax-exempt interest	891	716
Dividends	260	187
Interest on deposits in other banks	10	160
Interest on Federal funds sold and securities purchased under agreements to resell	3	46

Total interest income	27,873	29,257

Interest expense:
Interest on deposits	4,210	6,226
Interest on short-term borrowings	9	67
Interest on long-term debt	1,248	1,642

Total interest expense	5,467	7,935

Net interest income	22,406	21,322
Provision for loan losses	—	300
Net interest income after provision for loan losses	22,406	21,022

Other operating income:
Income from fiduciary activities	446	346
Service charges on deposit accounts	1,087	1,084
Other service charges and fees	1,185	1,185
Fees on foreign exchange	148	126
Investment securities gains (losses)	—	420
Other	799	733

Total other operating income	3,665	3,894

Other operating expense:
Salaries and employee benefits	7,076	7,665
Net occupancy	1,033	986
Equipment	624	684
Other	4,322	3,677

Total other operating expense	13,055	13,012

Income before income taxes	13,016	11,904
Income taxes	4,440	4,364

Net income	$8,576	$7,540

Per share data:
Basic earnings per share	$0.54	$0.47
Diluted earnings per share	0.52	0.47
Cash dividends declared	0.16	0.09

Basic weighted average shares outstanding	15,997	15,876
Diluted weighted average shares outstanding	16,408	16,212

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income (loss)	Total
Three months ended March 31, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	8,576	—	—	8,576
Net change in unrealized gain (loss) on investment securities, net of taxes of $774	—	—	—	—	(1,163)	(1,163)

Comprehensive income						7,413

Cash dividends declared ($0.16 per share)	—	—	(2,562)	—	—	(2,562)
34,700 shares of common stock issued	330	—	—	—	—	330
Vested stock awards	—	—	—	6	—	6

Balance at March 31, 2003	$9,037	$45,848	$124,972	$(93)	$(1,134)	$178,630

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(774)	$—	$—	$—	$—	$(1,163)	$(1,163)
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,163)	$(1,163)

Three months ended March 31, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	7,540	—	—	7,540
Net change in unrealized gain (loss) on on investment securities, net of taxes of $782	—	—	—		(1,175)	(1,175)

Comprehensive income						6,365

Cash dividends declared ($0.09 per share)	—	—	(1,430)	—	—	(1,430)
53,440 shares of common stock issued	395	—	—	—	—	395
32,400 shares of common stock repurchased	(14)	—	(533)	—	—	(547)
Vested stock awards	—	—	—	2	—	2

Balance at March 31, 2002	$7,059	$45,848	$100,158	$(32)	$(1,178)	$151,855

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(764)	$—	$—	$	$—	$(1,147)	$(1,147)
Less reclassification adjustment for gains included in net income, net of taxes of $19	—	—	—	—	28	28
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,175)	$(1,175)

See accompanying notes to consolidated financial statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$8,576	7,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	300
Provision for depreciation & amortization	1,022	1,048
Amortization of deferred stock awards	6	2
Net amortization (accretion) of investment securities	1,347	(29)
Net gain on investment securities	—	(420)
Federal Home Loan Bank dividends received	(223)	(187)
Net gain on sale of loans	(118)	(201)
Proceeds from sales of loans held for sale	13,989	12,801
Originations of loans held for sale	(11,413)	(13,930)
Deferred income tax benefit	5,255	3,938
Net decrease (increase) in other assets	(3,471)	787
Net increase in other liabilities	339	1,491

Net Cash Provided by Operating Activities	15,309	13,140

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	1,358	878
Proceeds from sales of investment securities available for sale	—	5,913
Proceeds from maturities of & calls on investment securities available for sale	209,792	19,724
Purchases of investment securities available for sale	(201,587)	(45,461)
Net increase (decrease) in interest-bearing deposits in other banks	16,115	(8,522)
Net decrease in Fed Funds Sold	—	1,500
Net loan originations	(48,198)	(4,874)
Purchases of premises & equipment	(537)	(205)
Contributions to unconsolidated subsidiaries	—	(20)

Net Cash Used by Investing Activities	(23,057)	(31,067)

Cash flows from financing activities:
Net increase in deposits	13,285	25,177
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	(365)	(4,349)
Net decrease in short-term borrowings	(27,484)	(1,824)
Cash dividends paid	(1,758)	(1,428)
Proceeds from sale of common stock	330	395
Repurchases of common stock	—	(547)

Net Cash Provided (Used) by Financing Activities	(992)	17,424

Net decrease in cash & cash equivalents	(8,740)	(503)

Cash and cash equivalents:
At beginning of period	62,273	39,820

At end of period	$53,533	39,317

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,372	8,489
Cash paid during the period for income taxes	$1,697	3,251

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$—	478

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003 and 2002

1.  Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2002. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

Components of other comprehensive income (loss), net of taxes, is presented below:

	March 31,
(Dollars in thousands)	2003	2002

Unrealized holding gains (losses) on available-for-sale investment securities	$5,841	$2,843
Pension liability adjustments	(6,975)	(4,021)
Balance at end of period	$(1,134)	$(1,178)

3.  Segment Information

The Company has two reportable segments: financial services and treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The financial services segment includes retail branch offices, corporate lending, construction and real estate development lending, residential mortgage lending, and international banking services.  A full range of deposit and loan products, and various other banking services are offered.  The treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. Other activities include trust, mortgage servicing, and indirect lending activities.

The accounting policies of the segments are consistent with

the Company’s accounting policies that are described in note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.  The majority of the Company’s net income is derived from net interest income.  Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank’s average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets.  Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Financial Services	Treasury	All Others	Total

Three months ended March 31, 2003:
Net interest income (expense)	$17,572	$3,657	$1,177	$22,406
Intersegment net interest income (expense)	1,894	(1,264)	(630)	—
Provision for loan losses	214	—	(214)	—
Other operating income	2,081	93	1,491	3,665
Other operating expense	4,794	386	7,875	13,055
Administrative and overhead expense allocation	7,694	148	(7,842)	—
Income taxes	3,201	698	541	4,440

Net income (loss)	$5,644	$1,254	$1,678	$8,576

Three months ended March 31, 2002:
Net interest income (expense)	$16,354	$3,403	$1,565	$21,322
Intersegment net interest income (expense)	1,043	(188)	(855)	—
Provision for loan losses	201	—	99	300
Other operating income	1,867	426	1,601	3,894
Other operating expense	4,951	383	7,678	13,012
Administrative and overhead expense allocation	6,817	140	(6,957)	—
Income taxes	2,677	1,129	558	4,364

Net income (loss)	$4,618	$1,989	$933	$7,540

At March 31, 2003:
Investment securities	$—	$528,300	$—	$528,300
Loans (including loans held for sale)	1,263,024	—	79,940	1,342,964
Other	41,426	65,070	55,682	162,178

Total assets	$1,304,450	$593,370	$135,622	$2,033,442

At December 31, 2002:
Investment securities	$—	$540,924	$—	$540,924
Loans (including loans held for sale)	1,224,097	—	72,215	1,296,312
Other	42,973	88,037	59,917	190,927

Total assets	$1,267,070	$628,961	$132,132	$2,028,163

4. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 provides accounting and reporting guidance on obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The application of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  It also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The application of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.”  SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 (“Accounting for Certain Acquisitions of Banking or Thrift Institutions”) and FASB Interpretation No. 9 (“Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method”), and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. The requirement in paragraph 5 of SFAS No. 72 is no longer applicable to acquisitions within the scope of SFAS No. 147.  SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Paragraph 5 of SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provision in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002.  The application of SFAS No. 147 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for

Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  It also incorporates, without change, the guidance of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The interpretive guidance incorporated without change from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981, the effective date of Interpretation No. 34.  The application of Interpretation No. 45, effective January 1, 2003, did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has elected to continue to apply the provisions of APB Opinion No. 25 for its stock option plan and provide the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity.  It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.   This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.  The application of Interpretation No. 46 is not expected to have a material impact on the Company’s consolidated financial statements.

5.               Stock Compensation Plans

The Company has elected to apply the provisions of APB No. 25, and provide the pro forma disclosure provisions of SFAS No. 148.

The following table presents pro forma disclosures of the impact that the 2003, 2002, 2000, 1999 and 1997 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 148.

	March 31,
	2003	2002

Net income, as reported	$8,576	$7,540
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(176)	(163)

Pro forma net income	$8,400	$7,377

Earnings per share:
Basic - as reported	$0.54	$0.47
Basic - pro forma	$0.53	$0.46

Diluted - as reported	$0.52	$0.47
Diluted - pro forma	$0.51	$0.46

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  Some of the Company’s accounting policies require judgment regarding valuation of assets and liabilities and/or interpretation of specific accounting guidance.  The following are the Company’s critical accounting policies.

Allowance for Loan Losses  -   The allowance for loan losses is established through provisions for loan losses charged against income. The provision for loan losses is determined by Management’s ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses.  The Company, considering current information and events regarding a borrower’s ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral.  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

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

Overview

On March 17, 2003, the Company presented to the senior management of CB Bancshares, Inc. (“CBBI”) a formal offer to merge with CBBI. On April 16, 2003, the Company announced that it had formally proposed to the management and board of directors of CBBI a merger of the two companies, and that the consideration would include $21.00 in cash and 1.8956 shares of the Company’s common stock for each share of CBBI common stock.  On April 28, 2003, the Company delivered a letter and information statement requesting that CBBI call a special meeting of its shareholders under the Hawaii Control Share Acquisitions statute.  The purpose of that requested special meeting was to seek shareholder approval for the Company’s acquisition of at least a majority of CBBI’s outstanding common stock pursuant to the Company’s March 17, 2003 offer.  On April 28, 2003, the Company also filed a registration statement on Form S-4 with the Securities and Exchange Commission to begin the process of registering the shares it would issue in connection with the proposed merger, and filed amendments thereto on May 5, 2003 and May 9, 2003.  As described in the registration statement, the Company would offer each CBBI shareholder the right to exchange each share of CBBI common stock, including shares under option as of December 31, 2002, for cash, for shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock subject to overall limits.  In addition, on April 28, 2003, the Company made the appropriate regulatory filings with the Board of Governors of the Federal Reserve and the Financial Institutions Division of the State of Hawaii Department of Commerce and Consumer Affairs for the approvals required for the Company to acquire CBBI.  On April 29, 2003, CBBI announced a 10% stock dividend to be payable on June 27, 2003 to CBBI shareholders of record on June 16, 2003.  On May 1, 2003, the Company announced that it had notified CBBI that although the total consideration the Company was offering to CBBI remained unchanged, the per share amounts of cash and the Company’s common stock to be paid and issued, pursuant to its offer, would be adjusted in accordance with the 10% stock dividend.  On May 2, 2003, the Hawaii Commissioner of Securities confirmed that the Company had filed a complete registration statement as of April 30, 2003 under the Hawaii Take-Overs Act and such registration statement became effective on May 3, 2003. On May 4, 2003, CBBI announced that its board of directors rejected the Company’s March 17, 2003 offer and stated that its board of directors concluded that the Company’s March 17, 2003 offer was inadequate from a financial point of view and not in the best interests of its shareholders, employees, customers, suppliers and local communities.  On May 5, 2003, CBBI announced that its board of directors set May 28, 2003 as the meeting date of the special meeting the Company had requested under the Hawaii Control Share Acquisitions statute in connection with the Company’s March 17, 2003 offer. On May 5, 2003, the Company and CBBI filed with the Securities and Exchange Commission preliminary proxy statements for the special meeting called to consider the Company’s request made pursuant to the information statement delivered to CBBI dated as of April 28, 2003 in connection with the Company’s March 17, 2003 offer. On May 5, 2003, the Company delivered a letter to CBBI requesting that it set a new meeting date of June 19, 2003 in order to allow the necessary time to enable all shareholders to have a sufficient opportunity to consider all the issues and vote.  On May 7, 2003, CBBI responded to the Company’s request to move the meeting date and stated that it did not intend on moving the meeting date. On May 9, 2003, the Company delivered a letter to CBBI setting forth a new offer that provides for a per share consideration of 1.7606 shares of the Company’s common stock and $24.50 cash for each share of CBBI common stock currently outstanding, and 1.6005 shares of the Company’s common stock and $22.27 in cash, taking into account the 10% stock dividend, for each share of CBBI common stock. In addition, on May 9, 2003, the Company delivered a letter to CBBI rescinding, revoking and withdrawing the Company’s March 17, 2003 offer and the related information statement dated as of April 28, 2003 and expressing its intention to call, as agent for a small number of CBBI shareholders, a special meeting so that the shareholders of CBBI may consider and vote on the Company’s proposed acquisition of shares of CBBI common stock pursuant to the Company’s new offer. On May 9, 2003, the Company filed a preliminary proxy statement for a new special meeting to be called to consider the Company’s new offer.  On May 12, 2003, CBBI announced that its board of directors rejected the Company’s new offer and stated that its board of directors concluded that the Company’s new offer is still inadequate from a financial point of view and not in the best interest of CBBI.  On May 12, 2003, CBBI notified the Company of its intention to proceed with the May 28, 2003 special meeting of CBBI shareholders.  On May 13, 2003, the Company delivered a new information statement to CBBI dated as of May 13, 2003 related to the Company’s new offer and called, as agent for a small number of CBBI shareholders, a special meeting of CBBI shareholders to consider the Company’s proposed acquisition of shares of CBBI common stock pursuant to the Company’s new offer. On May 13, 2003, the Company announced that it had called, as agent for a small number of CBBI shareholders, the special meeting of CBBI shareholders for June 26, 2003 at 11:00 a.m. to be held at the Hilton Hawaiian Village.  On May 14, 2004, the Company filed a complaint against CBBI in the Circuit Court of the First Circuit of the State of Hawaii that requests that the court issue a temporary restraining order and preliminary injunction to stop the May 28, 2003 special meeting and any solicitation of proxies related thereto.  A hearing on this matter is scheduled to be held on May 15, 2003. The consummation of the proposed merger is subject to numerous conditions including, without limitation, receipt of required regulatory approvals, receipt of required approvals of the shareholders of the Company and CBBI, effectiveness of the registration statement, completion of due diligence on CBBI, and redemption or invalidation of CBBI’s Rights Agreement, or “poison pill”.

For the first quarter of 2003, the Company reported net income of $8.6 million or $0.52 per diluted share, up 13.7% and 10.6%, respectively, from the same period last year.  An increase in net interest margin, strong deposit growth, continued improvement in asset quality, and increased efficiencies drove this increase.

Total assets as of March 31, 2003 were $2.033 billion, an

increase of 9.3% over the $1.861 billion reported a year ago, and 0.3% over the $2.028 billion reported at year-end 2002. Total loans were $1.339 billion, an increase of 5.3% over the same period last year, and 3.8% over year-end 2002. Total deposits of $1.654 billion increased by $178.3 million or 12.1% from a year ago, and $13.3 million or 0.8% from year-end 2002.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Annualized return on average assets	1.73%	1.63%

Annualized return on average shareholders’ equity	19.18%	19.89%

Basic earnings per share	$0.54	$0.47
Diluted earnings per share	$0.52	$0.47

Hawaii’s economy showed slight signs of improvement in 2003. The state’s unemployment rate was 3.4% in March 2003, compared to 4.3% in March 2002.(1) For 2003, the state unemployment rate is forecasted to be 3.5%.(2) On the national level, the unemployment rate was 6.2% in March 2003, compared to 6.1% in March 2002.(3) The number of construction jobs are up 9% for the first two months of 2003, consistent with the forecasted 10% growth in construction industry employment.(4)  Total state personal income is forecasted to grow by 3.2% in 2003.(5)

The housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales in Hawaii for the first three months of 2003 were $661 million, an increase of 37.7% over the same period last year.(6) The median sales price for single family homes and condominiums increased over the same period last year by 17.1% and 23.2%, respectively.(7)

Offsetting these positive trends is the slowdown in the

(1) Hawaii State Department of Labor and Industrial Relations.

(2) University of Hawaii Economic Research Organization.

(3) Hawaii State Department of Labor and Industrial Relations.

(4) University of Hawaii Economic Research Organization.

(5) Ibid.

(6) Honolulu Board of Realtors.

(7) Ibid.

tourism industry. In March 2003, total visitor arrivals were down 4.7% and Japanese visitor arrivals were down 16.0%, compared with March 2002.(8)  Total visitor arrivals in 2003 are forecasted to decrease by 1.3%, and Japanese visitor arrivals, which decreased by 4.3% in 2002, are expected to decrease by 8.6% in 2003.(9) Contributing to this decline are world events, including the military conflict in Iraq and fears concerning Severe Acute Respiratory Syndrome (“SARS”).

The results of operations of the Company in 2003 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

Results of Operations

Net Interest Income

A comparison of net interest income for the three months ended March 31, 2003 and 2002 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002

Interest income	$28,353	$29,643
Interest expense	5,467	7,935
Net interest income	$22,886	$21,708

Net interest margin	4.98%	5.07%

Interest income decreased by $1.3 million or 4.4% in the first quarter of 2003, compared to the same period last year, primarily due to lower interest rates offset by higher average interest earning assets.  Average interest earning assets were $1.8 billion for the first quarter, a 7.4% increase over the same period last year. The yield on interest earning assets was 6.17% for the first quarter of 2003, compared to 6.93% for the same period in 2002, a decrease of 76 basis points.

Interest expense for the first quarter of 2003 decreased $2.5 million or 31.1%, compared to the same period in 2002, primarily

(8) Hawaii State Department of Business, Economic Development and Tourism.

(9) University of Hawaii Economic Research Organization.

due to lower interest rates offset by higher average interest-bearing liabilities. Average interest-bearing liabilities totaled $1.5 billion in the first quarter of 2003, increasing by $67.9 million or 4.8% from the same period last year. The average rate on interest-bearing liabilities was 1.46% for the first quarter of 2003, compared to 2.22% for the comparable period in 2002, a 76 basis-point decrease.

The resultant net interest income increased by $1.2 million or 5.4% for the first quarter of 2003 compared to the same period in 2002. The net interest margin decreased to 4.98% for the first quarter of 2003 from 5.07% in the first quarter of 2002.   In the current interest rate environment, net interest margin is expected to decline due to repricing of the loan and investment securities portfolios.

Provision for Loan Losses

A discussion of the Company’s accounting policy regarding the allowance for loan losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002

Allowance for loan losses:
Balance at beginning of period	$24,197	$24,564

Provision for loan losses	—	300

Loan charge-offs:
Real estate:
Mortgage-commercial	—	—
Mortgage-residential	—	65
Commercial, financial and agricultural	244	—
Consumer	71	133
Other	—	1
Total loan charge-offs	315	199

Recoveries:
Real estate:
Mortgage-commercial	997	1
Mortgage-residential	28	26
Commercial, financial and agricultural	184	1
Consumer	18	26
Other	—	—
Total recoveries	1,227	54

Net loan charge-offs (recoveries)	(912)	145

Balance at end of period	$25,109	$24,719

Annualized ratio of net loan charge-offs to average loans	-0.27%	0.05%

There was no provision for loan losses recorded in the first quarter of 2003, as a result of net recoveries totaling $$0.9 million recorded during the same period.  For the first quarter of 2002, the provision for loan losses was $0.3 million and net charge-offs were $0.1 million. Net loan charge-offs (recoveries), when expressed as an annualized percentage of average total loans, were (0.27)% for the first quarter of 2003. For 2002, the net loan charge-off ratio was 0.05% for the first quarter.

The allowance for loan losses expressed as a percentage of total loans was 1.87% at March 31, 2003, compared to 1.94% at March 31, 2002 and 1.88% at year-end 2002.  Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Nonaccrual loans:
Real estate:
Construction	$—	$—	$—
Mortgage-commercial	—	—	2,629
Mortgage-residential	—	311	487
Commercial, financial and agricultural	144	128	324
Consumer	—	—	—
Other	—	—	—
Total nonaccrual loans	144	439	3,440

Other real estate	547	1,903	437
Total nonperforming assets	691	2,342	3,877

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	542	—	—
Mortgage-residential	25	85	399
Commercial, financial and agricultural	154	87	2
Consumer	3	17	5
Other	—	—	11
Total loans delinquent for 90 days or more	724	189	417

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$1,415	$2,531	$4,294

Total nonperforming assets as a percentage of loans and other real estate	0.05%	0.18%	0.30%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.11%	0.20%	0.34%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.11%	0.20%	0.34%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $1.4 million at March 31, 2003, compared to $4.3 million from a year ago and $2.5 million from year-end 2002.

There were no impaired loans at March 31, 2003 and December 31, 2002, compared to 2 loans totaling $1.8 million at the same period last year.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

For the first quarter of 2003, total other operating income was $3.7 million, compared to $3.9 million reported for the same period last year.  Excluding securities transactions, other operating income increased by 5.5%, primarily driven by a 28.9% increase in trust income.

Other Operating Expense

Total other operating expense was $13.1 million for the first quarter of 2003, a slight increase over the $13.0 million reported for the same period last year.  Salaries and benefits totaled $7.1 million, a decrease of 7.7% from the same quarter last year.  Other operating expense increased by 9.0% over the first quarter of 2002, as a result of increased advertising and promotional expenses.

Income Taxes

The effective tax rate for the first quarter was 34.11%, compared to 36.66% for the same period last year.  This reduction was attributed to $0.4 million in State of Hawaii tax credits which the Company realized in the first quarter of 2003.  The State’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.  In late 2002, the Company invested $1.7 million in qualifying entities and received $6.0 million in state tax credits to be realized through 2006.

Financial Condition

Total assets at March 31, 2003 were $2.0 billion, an increase of $172.5 million or 9.3% from March 31, 2002. Compared to year-end 2002, total assets were up $5.3 million or 0.3%. Net loans grew 5.4% to $1.3 billion from a year ago and 3.8% from year-end 2002. Investment securities totaled $528.3 million, compared to $409.6 million a year ago and $540.9 million at year-end 2002.

Total deposits at March 31, 2003 were $1.7 billion, an increase of $178.3 million or 12.1% over March 31, 2003. Compared to year-end 2002, total deposits grew by $13.3 million or 0.8%. Competition for deposits remains strong, and will continue to challenge the Company’s ability to gather low-cost retail funds. Long-term debt decreased to $161.8 million at March 31, 2003, compared to $171.2 million at March 31, 2002 and $147.2 million at year-end 2002.

Capital Resources

Shareholders’ equity was $178.6 million at March 31, 2003, an increase of $26.8 million or 17.6% from a year ago, and an increase of $5.2 million or 3.0% from year-end 2002.  When expressed as a percentage of total assets, shareholders’ equity increased to 8.78% at March 31, 2002, from 8.16% a year ago and 8.55% at year-end 2002. Book value per share at March 31, 2003 was $11.16, compared to $9.56 at March 31, 2002 and $10.86 at year-end 2002.

On March 18, 2003, the board of directors declared a first quarter cash dividend of $0.16 per share, a 77.8% increase over the dividend declared in the first quarter of 2002.  Dividends declared in the first quarter of 2003 totaled $2.6 million, an increase of $1.1 million or 79.1% over the same quarter last year.

In March 2003, CPF Capital Trust I, a wholly owned subsidiary of the Company, issued $15 million floating rate securities.  The securities are reported as long-term debt on the balance sheet. The Federal Reserve has determined that certain cumulative preferred securities, such as the securities issued by CPF Capital Trust I, qualify as minority interest, and are included in Tier 1 capital.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2003:
Leverage capital	$197,770	9.26%	$78,915	4.00%	$118,855	5.26%
Tier 1 risk-based capital	197,770	11.79	61,983	4.00	135,787	7.79
Total risk-based capital	217,222	14.02	123,967	8.00	93,255	6.02

At December 31, 2002:
Leverage capital	$176,418	8.99%	$78,487	4.00%	$97,931	4.99%
Tier 1 risk-based capital	176,418	11.57	60,991	4.00	115,427	7.57
Total risk-based capital	195,552	12.82	121,982	8.00	73,570	4.82

In addition, FDIC-insured institutions such as the Company’s subsidiary, Central Pacific Bank (the “Bank”), must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2003:
Leverage capital	$172,693	8.77%	$98,414	5.00%	$74,279	3.77%
Tier 1 risk-based capital	172,693	11.19	92,580	6.00	80,113	5.19
Total risk-based capital	192,063	12.45	154,300	10.00	37,763	2.45

At December 31, 2002:
Leverage capital	$170,708	8.71%	$97,983	5.00%	$72,725	3.71%
Tier 1 risk-based capital	170,708	11.21	91,362	6.00	79,346	5.21
Total risk-based capital	189,817	12.47	152,271	10.00	37,546	2.47

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.  No significant changes have occurred during the three months ended March 31, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.  No significant changes have occurred during the three months ended March 31, 2003.

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

Item 1 to 5.

Items 1 to 5 are omitted pursuant to instructions to Part II.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The Company filed no reports on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 14, 2003	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date: May 14, 2003	/s/ Neal K. Kanda
Neal K. Kanda
Vice President and Treasurer (Principal Financial and Accounting Officer)

Certification of the Principal Executive Officer

Pursuant to 15 U.S.C. 78m(a) of 78o(d),

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Clint Arnoldus, Chief Executive Officer of Central Pacific Financial Corp. (the “Company”), certify that:

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

Date: May 14, 2003	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Certification of the Principal Financial and Accounting Officer

Pursuant to 15 U.S.C. 78m(a) of 78o(d),

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Neal K. Kanda, Principal Financial and Accounting Officer of Central Pacific Financial Corp. (the “Company”), certify that:

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

Date: May 14, 2003	/s/ Neal K. Kanda
Neal K. Kanda
Vice-President and Treasurer (Principal Financial and Accounting Officer)