Form 10-Q/A
period 2003-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2003-07-17
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Central Pacific Financial Corp., formerly CPB Inc., (the “Company”) for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 is being filed to amend the text of the Company’s 10-Q as follows:

•      to include additional disclosure regarding loan loss allowances under the caption “Critical Accounting Policies” in the “Management’s Discussion and Analysis” section;

•      to include additional disclosure related to the segment information and the “All others” columns under Note 3 to the Consolidated Financial Statements; and

•      to include additional disclosure regarding the trust preferred securities in the Notes to the Consolidated Financial Statements, such additional disclosure provided under a new Note 6 with the caption “6. Trust Preferred Securities”.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.  The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 in the form filed with the Securities and Exchange Commission on May 15, 2003.  These other disclosures as originally included in the Company’s 10-Q are not amended hereby, but are included for the convenience of the reader.  In order to preserve the nature and character of the disclosures set forth in such disclosures as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, May 15, 2003.  While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date. All information contained in this Amendment may be updated or supplemented by disclosures contained in the Company’s reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income (loss)	Total
Three months ended March 31, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	8,576	—	—	8,576
Net change in unrealized gain (loss) on investment securities, net of taxes of $774	—	—	—	—	(1,163)	(1,163)

Comprehensive income						7,413

Cash dividends declared ($0.16 per share)	—	—	(2,562)	—	—	(2,562)
34,700 shares of common stock issued	330	—	—	—	—	330
Vested stock awards	—	—	—	6	—	6

Balance at March 31, 2003	$9,037	$45,848	$124,972	$(93)	$(1,134)	$178,630

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(774)	$—	$—	$—	$—	$(1,163)	$(1,163)
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,163)	$(1,163)

Three months ended March 31, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	7,540	—	—	7,540
Net change in unrealized gain (loss) on on investment securities, net of taxes of $782	—	—	—	—	(1,175)	(1,175)

Comprehensive income						6,365

Cash dividends declared ($0.09 per share)	—	—	(1,430)	—	—	(1,430)
53,440 shares of common stock issued	395	—	—	—	—	395
32,400 shares of common stock repurchased	(14)	—	(533)	—	—	(547)
Vested stock awards	—	—	—	2	—	2

Balance at March 31, 2002	$7,059	$45,848	$100,158	$(32)	$(1,178)	$151,855

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(764)	$—	$—	$—	$—	$(1,147)	$(1,147)
Less reclassification adjustment for gains included in net income, net of taxes of $19	—	—	—	—	28	28
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,175)	$(1,175)

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

6.  Trust Preferred Securities

In March 2003, the Company created a wholly owned statutory business trust, CPB Capital Trust I (the “Trust”).  At March 31, 2003, the Trust had outstanding trust preferred securities (the “Securities”) totaling $15.0 million. The Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of the Trust are $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Securities.  The Trust has issued $0.5 million of common securities to the Company.

The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on any January 7, April 7, July 7, or October 7 on or after April 7, 2008, or at any time in whole but not in part at any time within 90 days following the occurrence of certain events.  The obligations of the Company with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities.

The Securities are reported on the balance sheet as long-term debt, and the related dividend payments are reported as interest on long-term debt on the income statement.  The first interest payment is due on July 7, 2003.

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

Hawaii’s economy showed slight signs of improvement in 2003. The state’s unemployment rate was 3.4% in March 2003, compared to 4.3% in March 2002.(1) For 2003, the state unemployment rate is forecasted to be 3.5%.(2) On the national level, the unemployment rate was 6.2% in March 2003, compared to 6.1% in March 2002.(3) The number of construction jobs are up 9% for the first two months of 2003, consistent with the forecasted 10% growth in construction industry employment.(4) Total state personal income is forecasted to grow by 3.2% in 2003.(5)

The housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales in Hawaii for the first three months of 2003 were $661 million, an increase of 37.7% over the same period last year.(6) The median sales price for single family homes and condominiums increased over the same period last year by 17.1% and 23.2%, respectively.(7)

Offsetting these positive trends is the slowdown in the tourism industry. In March 2003, total visitor arrivals were down 4.7% and Japanese visitor arrivals were down 16.0%, compared with March 2002.(8) Total visitor arrivals in 2003 are forecasted to decrease by 1.3%, and Japanese visitor arrivals, which decreased

(1) Hawaii State Department of Labor and Industrial Relations.

(2) University of Hawaii Economic Research Organization.

(3) Hawaii State Department of Labor and Industrial Relations.

(4) University of Hawaii Economic Research Organization.

(5) Ibid.

(6) Honolulu Board of Realtors.

(7) Ibid.

(8) Hawaii State Department of Business, Economic Development and Tourism.

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

Interest expense for the first quarter of 2003 decreased $2.5 million or 31.1%, compared to the same period in 2002, primarily due to lower interest rates offset by higher average interest-bearing liabilities. Average interest-bearing liabilities totaled $1.5 billion in the first quarter of 2003, increasing by $67.9 million or 4.8% from the same period last year. The average rate on interest-bearing liabilities was 1.46% for the first quarter

(9) University of Hawaii Economic Research Organization.

of 2003, compared to 2.22% for the comparable period in 2002, a 76 basis-point decrease.

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

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $1.4 million at March 31, 2003, compared to $4.3 million from a year ago and

$2.5 million from year-end 2002

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	July 17, 2003	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date:	July 17, 2003	/s/ Neal K. Kanda
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

Date: July 17, 2003	/s/ Clint Arnoldus
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