Form 10-Q
period 2003-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2003-08-14
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

As of August 13, 2003, the number of shares of common stock outstanding of the registrant was 16,027,250 shares.

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

Additional factors that could cause the Company results to differ materially from those described in the forward-looking statements can be found in the Company’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, and available at the SEC’s Internet site (http://www.sec.gov). All subsequent written and oral forward-looking statements concerning the proposed transaction or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.  The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

Item 1.  Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2003	December 31, 2002	June 30, 2002

ASSETS
Cash and due from banks	$64,835	$62,273	$58,703
Interest-bearing deposits in other banks	19,291	39,358	54,431
Federal funds sold	—	—	—
Investment securities:
Held to maturity, at cost (fair value of $48,167 at June 30, 2003, $58,941 at December 31, 2002 and $66,524 at June 30, 2002)	46,150	56,320	64,561
Available for sale, at fair value	525,742	484,604	390,104
Total investment securities	571,892	540,924	454,665

Loans held for sale	24,784	6,420	3,227

Loans	1,319,703	1,289,892	1,272,646
Less allowance for loan losses	25,425	24,197	24,868
Net loans	1,294,278	1,265,695	1,247,778

Premises and equipment	57,271	57,725	59,387
Accrued interest receivable	9,010	9,254	9,306
Investment in unconsolidated subsidiaries	2,859	3,150	2,102
Due from customers on acceptances	34	34	6
Other real estate	—	1,903	84
Other assets	44,686	41,427	45,364
Total assets	$2,088,940	$2,028,163	$1,935,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$325,787	$305,351	$252,106
Interest-bearing deposits	1,382,130	1,335,750	1,305,503
Total deposits	1,707,917	1,641,101	1,557,609

Short-term borrowings	2,281	29,008	13,404
Long-term debt	157,917	147,155	155,870
Bank acceptances outstanding	34	34	6
Minority interest	10,062	10,064	10,064
Other liabilities	26,499	27,358	36,229
Total liabilities	1,904,710	1,854,720	1,773,182

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 16,027,250 shares at June 30, 2003, 15,973,458 shares at December 31, 2002, and 16,014,738 shares at June 30, 2002	9,260	8,707	8,147
Surplus	45,848	45,848	45,848
Retained earnings	130,392	118,958	106,044
Deferred stock awards	(87)	(99)	(30)
Accumulated other comprehensive income (loss)	(1,183)	29	1,862
Total shareholders’ equity	184,230	173,443	161,871

Total liabilities and shareholders’ equity	$2,088,940	$2,028,163	$1,935,053

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$22,089	$23,376	$44,553	$46,624
Interest and dividends on investment securities:
Taxable interest	4,187	5,131	8,432	10,031
Tax-exempt interest	926	725	1,817	1,441
Dividends	251	309	511	496
Interest on deposits in other banks	55	120	65	280
Interest on Federal funds sold and securities purchased under agreements to resell	24	57	27	103

Total interest income	27,532	29,718	55,405	58,975

Interest expense:
Interest on deposits	3,828	6,175	8,038	12,401
Interest on short-term borrowings	5	62	14	129
Interest on long-term debt	1,408	1,658	2,656	3,300

Total interest expense	5,241	7,895	10,708	15,830

Net interest income	22,291	21,823	44,697	43,145
Provision for loan losses	200	300	200	600
Net interest income after provision for loan losses	22,091	21,523	44,497	42,545

Other operating income:
Income from fiduciary activities	396	268	842	614
Service charges on deposit accounts	1,045	1,063	2,132	2,147
Other service charges and fees	1,418	1,126	2,603	2,311
Fees on foreign exchange	115	129	263	255
Investment securities gains	4	220	4	640
Other	689	593	1,488	1,326

Total other operating income	3,667	3,399	7,332	7,293

Other operating expense:
Salaries and employee benefits	7,204	7,668	14,280	15,333
Net occupancy	1,032	862	2,065	1,848
Equipment	672	685	1,296	1,369
Other	4,792	4,014	9,114	7,691

Total other operating expense	13,700	13,229	26,755	26,241

Income before income taxes	12,058	11,693	25,074	23,597
Income taxes	4,074	4,019	8,514	8,383

Net income	$7,984	$7,674	$16,560	$15,214

Per share data:
Basic earnings per share	$0.50	$0.48	$1.03	$0.96
Diluted earnings per share	0.49	0.47	1.01	0.94
Cash dividends declared	0.16	0.10	0.32	0.19

Basic weighted average shares outstanding	16,018	15,937	16,008	15,903
Diluted weighted average shares outstanding	16,399	16,312	16,405	16,259

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income (loss)	Total
Six months ended June 30, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	16,560	—	—	16,560
Net change in unrealized gain (loss) on investment securities, net of taxes of $(807)	—	—	—	—	(1,212)	(1,212)

Comprehensive income						15,348

Cash dividends declared ($0.32 per share)	—	—	(5,126)	—	—	(5,126)
53,792 shares of common stock issued	553	—	—	—	—	553
Vested stock awards	—	—	—	12	—	12

Balance at June 30, 2003	$9,260	$45,848	$130,392	$(87)	$(1,183)	$184,230

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(806)	$—	$—	$—	$—	$(1,211)	$(1,211)
Less reclassification adjustment for gains included in net income, net of taxes of $1	—	—	—	—	1	1
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,212)	$(1,212)

Six months ended June 30, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	15,214	—	—	15,214
Net change in unrealized gain (loss) on on investment securities, net of taxes of $1,240	—	—	—	—	1,865	1,865

Comprehensive income						17,079

Cash dividends declared ($0.19 per share)	—	—	(3,031)	—	—	(3,031)
190,654 shares of common stock issued	1,488	—	—	—	—	1,488
42,400 shares of common stock repurchased	(19)	—	(720)	—	—	(739)
Vested stock awards	—	—	—	4	—	4

Balance at June 30, 2002	$8,147	$45,848	$106,044	$(30)	$1,862	$161,871

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $1,199	$—	$—	$—	$—	$1,803	$1,803
Less reclassification adjustment for gains included in net income, net of taxes of $ (41)	—	—	—	—	(62)	(62)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$1,865	$1,865

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$16,560	$15,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	600
Provision for depreciation & amortization	2,062	2,104
Amortization of deferred stock awards	12	4
Net amortization of investment securities	2,610	39
Net gain on investment securities	(4)	(640)
Federal Home Loan Bank dividends received	(402)	(378)
Net gain on sale of loans	(415)	(344)
Proceeds from sales of loans held for sale	39,942	22,327
Originations of loans held for sale	(58,306)	(23,846)
Deferred income expense (benefit)	4,282	(1,238)
Net decrease (increase) in other assets	(5,545)	1,264
Net decrease in other liabilities	(420)	(2,061)

Net Cash Provided by Operating Activities	576	13,045

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	10,148	5,228
Proceeds from sales of investment securities available for sale	1,296	13,542
Proceeds from maturities of & calls on investment securities available for sale	425,316	44,936
Purchases of investment securities available for sale	(471,950)	(122,341)
Net (increase) decrease in interest-bearing deposits in other banks	20,067	(25,154)
Net decrease in Fed Funds Sold	—	13,500
Net loan originations	(28,368)	(6,488)
Purchases of premises & equipment	(1,608)	(856)
Contributions to unconsolidated subsidiaries	—	(913)

Net Cash Used by Investing Activities	(45,099)	(78,546)

Cash flows from financing activities:
Net increase in deposits	66,816	106,684
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	(4,238)	(19,702)
Net decrease in short-term borrowings	(26,727)	(489)
Cash dividends paid	(4,319)	(2,858)
Proceeds from sale of common stock	553	1,488
Repurchases of common stock	—	(739)

Net Cash Provided (Used) by Financing Activities	47,085	84,384

Net decrease in cash & cash equivalents	2,562	18,883

Cash and cash equivalents:
At beginning of period	62,273	39,820

At end of period	$64,835	$58,703

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,070	$16,666
Cash paid during the period for income taxes	$6,017	$9,191

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$—	$839

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003 and 2002

1.                                       Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2002. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.                                       Comprehensive Income (Loss)

Components of other comprehensive income (loss), net of taxes, is presented below:

	June 30,
(Dollars in thousands)	2003	2002

Unrealized holding gains on available-for-sale investment securities	$5,792	$5,883
Pension liability adjustments	(6,975)	(4,021)
Balance at end of period	$(1,183)	$1,862

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

The all others category includes Central Business Club of Honolulu and activities such as mortgage banking, electronic banking, investment services and management of bank owned properties.

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in note 1 to the consolidated financial statements in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 filed with the SEC.  The majority of the Company’s net income is derived from net interest income.  Accordingly, Management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank’s average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets.  Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Financial Services	Treasury	All Others	Total

Three months ended June 30, 2003:
Net interest income	$17,440	$3,516	$1,335	$22,291
Intersegment net interest income (expense)	2,094	(1,407)	(687)	—
Provision for loan losses	195	—	5	200
Other operating income	2,105	64	1,498	3,667
Other operating expense	5,043	415	8,242	13,700
Administrative and overhead expense allocation	6,292	(220)	(6,072)	—
Income taxes	3,667	716	(309)	4,074

Net income	$6,442	$1,262	$280	$7,984

Three months ended June 30, 2002:
Net interest income	$16,561	$3,795	$1,467	$21,823
Intersegment net interest income (expense)	1,359	(597)	(762)	—
Provision for loan losses	226	—	74	300
Other operating income	1,744	224	1,431	3,399
Other operating expense	5,032	383	7,814	13,229
Administrative and overhead expense allocation	6,280	(205)	(6,075)	—
Income taxes	2,910	1,002	107	4,019

Net income	$5,216	$2,242	$216	$7,674

Six months ended June 30, 2003:
Net interest income	$35,012	$7,173	$2,512	$44,697
Intersegment net interest income (expense)	3,988	(2,671)	(1,317)	—
Provision for loan losses	409	—	(209)	200
Other operating income	4,186	157	2,989	7,332
Other operating expense	9,837	801	16,117	26,755
Administrative and overhead expense allocation	13,986	(72)	(13,914)	—
Income taxes	6,868	1,414	232	8,514

Net income	$12,086	$2,516	$1,958	$16,560

Six months ended June 30, 2002:
Net interest income	$32,915	$7,198	$3,032	$43,145
Intersegment net interest income (expense)	2,402	(785)	(1,617)	—
Provision for loan losses	427	—	173	600
Other operating income	3,611	650	3,032	7,293
Other operating expense	9,983	766	15,492	26,241
Administrative and overhead expense allocation	13,097	(65)	(13,032)	—
Income taxes	5,587	2,131	665	8,383

Net income	$9,834	$4,231	$1,149	$15,214

At June 30, 2003:
Investment securities	$—	$571,892	$—	$571,892
Loans (including loans held for sale)	1,246,858	—	97,629	1,344,487
Other	41,451	69,851	61,259	172,561

Total assets	$1,288,309	$641,743	$158,888	$2,088,940

At December 31, 2002:
Investment securities	$—	$540,924	$—	$540,924
Loans (including loans held for sale)	1,224,097	—	72,215	1,296,312
Other	42,973	88,037	59,917	190,927

Total assets	$1,267,070	$628,961	$132,132	$2,028,163

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The application of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The application of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income, as reported	$7,984	$7,674	$16,560	$15,214
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(176)	(230)	(352)	(393)

Pro forma net income	$7,808	$7,444	$16,208	$14,821

Earnings per share:
Basic - as reported	$0.50	$0.48	$1.03	$0.96
Basic - pro forma	$0.49	$0.47	$1.01	$0.94

Diluted - as reported	$0.49	$0.47	$1.01	$0.94
Diluted - pro forma	$0.48	$0.46	$0.99	$0.92

6.               Trust Preferred Securities

In March 2003, the Company created a wholly owned statutory business trust, CPB Capital Trust I (the “Trust”).  At June 30, 2003, the Trust had outstanding trust preferred securities (the “Securities”) totaling $15.0 million. The Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of the Trust are $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Securities.  The Trust has issued $0.5 million of common securities to the Company.

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

The Securities are reported on the balance sheet as long-term debt, and the related dividend payments are reported as interest on long-term debt on the income statement.  As of June 30, 2003, interest was accrued at a rate of 4.54% and totaled $181,600. The first interest payment was paid on July 7, 2003.

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

Allowance for Loan Losses -   The allowance for loan losses is established through provisions for loan losses charged against income. Management’s ongoing evaluation of the loan portfolio and assessment of the ability of the allowance for loan losses to cover inherent losses determine the provision for loan losses.

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

The allowance consists of two components:  allocated and general.  To calculate the allocated component, the Company combines specific allowances required for individual loans (including impaired loans), allowances required for pooled graded loans and loan concentrations, and allowances required for homogeneous loans (e.g., consumer loans, residential mortgage loans).  The Company uses a loan grading system whereby loans are segregated by risk.  Certain graded commercial and commercial real estate loans are analyzed on an individual basis.  Other graded loans are analyzed on an aggregate basis based upon migration analysis (i.e., movements between loan grades) and risks inherent in loan concentrations in specific industries or categories.  The determination of an allocated allowance for homogeneous loans is done at an aggregate level based upon various factors including historical loss experience, delinquencies, and economic conditions.  The general component of the allowance incorporates the Company’s judgmental determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation model.

Overview of Material Events

On March 17, 2003, the Company presented to senior management of CB Bancshares, Inc. (“CBBI”), an offer to combine the Company and CBBI by means of a public offer to acquire at least a majority and up to 100% of the outstanding CBBI common stock for 1.7233 shares of the Company’s common stock plus $19.09 in cash for each share of CBBI common stock (as adjusted for the 10% stock dividend paid to CBBI shareholders on June 27, 2003) (the “Merger Consideration”), to be followed by a merger of the two companies in which all remaining CBBI common stock would receive the Merger Consideration.  On April 16, 2003, the Company publicly announced the proposed business combination. On May 4, 2003, CBBI announced that its board of directors rejected the Company’s offer.  CBBI stated that its board of directors concluded that the Company’s offer was inadequate from a financial point of view and not in the best interests of CBBI shareholders, employees, customers, suppliers and local communities.

On May 9, 2003, the Company rescinded, revoked and withdrew its original offer and presented a new offer to CBBI that provided for a per share consideration of 1.6005 shares of the Company’s common stock and $22.27 in cash for each share of CBBI common stock outstanding (as adjusted for the 10% stock dividend paid to CBBI shareholders on June 27, 2003).  On May 12, 2003, CBBI announced that its board of directors rejected the Company’s new offer, among other reasons, because the board of directors concluded that the Company’s new offer was still inadequate from a financial point of view and not in the best interest of CBBI.

The Company has filed applications with the Board of Governors of the Federal Reserve System and the Hawaii Commissioner of Financial Institutions for approval to acquire control of a majority of the outstanding shares of CBBI common stock, and is working to secure these approvals.

The CBBI board of directors has taken a number of actions to resist the proposed business combination.  The Company plans to continue to pursue a business combination with CBBI because the Company believes such a combination will benefit its shareholders and CBBI’s shareholders, as well as customers and employees of both companies and the State of Hawaii.

The consummation of the proposed business combination is subject to numerous conditions including, without limitation, receipt of required regulatory approvals, receipt of required approval of the shareholders of the Company, receipt of either approval of the Company’s acquisition of CBBI common stock by CBBI shareholders or approval or exemption of the Company’s acquisition by CBBI’s board of directors under the Hawaii Control Share Acquisitions statute (or inapplicability or invalidity of that statute), effectiveness of the registration statement, and redemption of rights outstanding under CBBI’s Rights Agreement or invalidation or inapplicability of CBBI’s Rights Agreement.

Further information relating to the Company’s proposed business combination with CBBI can be found in the registration statement on Form S-4, File No. 333-104783, filed by the Company with the Securities and Exchange Commission on April 28, 2003, and amendments thereto filed on May 5, 2003, May 9, 2003 and July 17, 2003, respectively (the “Registration Statement”).

CBBI and the Company have taken legal action against each other involving matters related to the proposed business combination, as described more fully in the Registration Statement.  Since the filing of the most recent amendment to the Registration Statement, CBBI and the Company have taken the actions described below.

On July 21, 2003, CBBI filed a complaint in the Circuit Court of the First Circuit of the State of Hawaii against the Company, claiming that the Company violated Hawaii law by entering into voting agreements with certain other CBBI shareholders without first receiving the affirmative vote of a majority of outstanding CBBI shares of CBBI common stock. CBBI has asked the court to deny voting rights for one year to the Company and each CBBI shareholder who allegedly entered into a voting agreement with the Company, and to rule that shares owned by the Company and each CBBI shareholder who allegedly entered into a voting agreement with the Company may be redeemed by CBBI at book value.  The Company plans to vigorously defend this lawsuit.

On July 30, 2003, the Company filed a complaint in the Circuit Court of the First Circuit of the State of Hawaii against CBBI and each member of its board of directors claiming that the CBBI board of directors violated its fiduciary duties and Hawaii law (i) by incorporating a “dead hand” provision into a Poison Pill Rights Agreement that CBBI adopted on July 23, 2003; (ii) by including an expansive definition of the term “Person” in its newly-adopted Poison Pill Rights Agreement; (iii) by interpreting and amending its Poison Pill Rights Agreement to be triggered by the Company’s collection of agent designations; and (iv) by amending its bylaws in such a way that CBBI’s board of directors now controls the date of any special shareholders meeting.  The Company is seeking injunctive and declaratory relief against these violations of Hawaii law and breaches of fiduciary duties.

Financial Summary

The Company reported second quarter 2003 net income of $8.0 million or $0.49 per diluted share, up 4.0% and 4.3%, respectively, from the same period last year.  For the first six months of 2003, net income was $16.6 million or $1.01 per diluted share, an increase of 8.8% and 7.4%, respectively, from the same period last year.  Strong core deposit growth and asset quality contributed to this increase.

The following table presents annualized returns on average assets and average stockholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Annualized return on average assets	1.56%	1.62%	1.64%	1.63%

Annualized return on average stockholders’ equity	17.31%	19.41%	18.23%	19.64%

Basic earnings per share	$0.50	$0.48	$1.03	$0.96
Diluted earnings per share	$0.49	$0.47	$1.01	$0.94

Material Trends

Hawaii’s economy showed slight signs of improvement in 2003. The state’s unemployment rate was 4.4% in June 2003, compared to 4.5% in June 2002.(1) For 2003, the state unemployment rate is forecasted to be 3.5%.(2) On the national level, the unemployment rate was 6.5% in June 2003, compared to 6.0% in June 2002.(3) The number of construction jobs in Hawaii are up 9% through the second quarter of 2003, consistent with the forecasted 10% growth in construction industry employment.(4)  Total state personal income is forecasted to grow by 3.2% in 2003.(5)  Domestic visitor arrivals increased 2.8% for the first six months of 2003 compared to the same period

(1) Hawaii State Department of Labor and Industrial Relations.

(2) University of Hawaii Economic Research Organization.

(3) Hawaii State Department of Labor and Industrial Relations.

(4) University of Hawaii Economic Research Organization.

(5) Ibid.

last year.(6) In addition, the total amount of domestic visitor days and average length of stay in Hawaii increased 8.6% and 5.6%, respectively, over last year.(7) For the first six months of 2003, hotel occupancy and room rates increased 1.3% and 2.4%, respectively, over last year.(8) The housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales in Hawaii for the first six months of 2003 were $1.518 billion, an increase of 32.4% over the same period last year.(9) The median sales price for single family homes and condominiums increased over the same period last year by 17.1% and 13.6%, respectively.(10)

Offsetting these positive trends is the continued slowdown in the international tourism market, particularly in the Japanese market. For the six months ended June 30, 2003, total Japanese visitor arrivals were down 11.4%, compared with the same period last year.(11) Japanese visitor arrivals, which decreased by 4.3% in 2002, are expected to decrease by 8.6% in 2003.(12) Contributing to this decline are the weak Japanese economy and concerns about the continuing military conflict in Iraq.  As travel warnings for Asia have been lifted, fears concerning the Severe Acute Respiratory Syndrome (“SARS”) are expected to diminish.

The results of operations of the Company in 2003 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and six months ended June 30, 2003 and 2002 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

(6) Hawaii State Department of Business, Economic Development and Tourism.

(7) Ibid.

(8) Ibid.

(9) Honolulu Board of Realtors.

(10) Ibid.

(11) Hawaii State Department of Business, Economic Development and Tourism.

(12) University of Hawaii Economic Research Organization.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2003	2002	2003	2002

Interest income	$28,031	$30,109	$56,384	$59,752
Interest expense	5,241	7,895	10,708	15,830
Net interest income	$22,790	$22,214	$45,676	$43,922

Net interest margin	4.79%	5.06%	4.88%	5.07%

Interest income on a taxable equivalent basis decreased by $2.1 million or 6.9% in the second quarter of 2003 and $3.4 million or 5.6% in the first half of 2003 compared to the same periods last year, primarily due to lower interest rates offset by higher average interest earning assets.  The yield on interest earning assets was 5.89% for the second quarter of 2003 and 6.03% for the first half of 2003, compared to 6.86% and 6.89%, respectively, for the same periods in 2002. Average interest earning assets were $1.903 billion for the second quarter and $1.871 for the first six months of 2003, compared to $1.756 billion for the second quarter of 2002 and $1.734 billion for the first half of 2002.

Interest expense decreased $2.7 million or 33.6% in the second quarter of 2003 and $5.1 million or 32.4% for the six months ended June 30, 2003, compared to the same periods in 2002, primarily due to lower interest rates offset by higher average interest-bearing liabilities. The average rate on interest-bearing liabilities was 1.36% for the second quarter of 2003 and 1.41% for the first half of 2003, compared to 2.16% and 2.19%, respectively, for the comparable periods in 2002.  Average interest-bearing liabilities totaled $1.540 billion in the second quarter of 2003 and $1.518 billion for the first half of 2003, compared to $1.465 billion and $1.447 billion for the same periods last year.

Net interest income on a taxable equivalent basis increased by $0.5 million or 2.1% for the second quarter of 2003 and $2.0 million or 3.6% for first half of 2003 compared to the same periods last year. The net interest margin was 4.79% for the second quarter of 2003 and 4.88% for the first half of 2003 compared to 5.06% and 5.07%, respectively, for the same periods in 2002. In the current interest rate environment, net interest margin is expected to decline due to repricing of the loan and investment securities portfolios.

Provision for Loan Losses

A discussion of the Company’s accounting policy regarding the allowance for loan losses is contained in the Critical Accounting

Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2003	2002	2003	2002

Allowance for loan losses:
Balance at beginning of period	$25,109	$24,719	$24,197	$24,564

Provision for loan losses	200	300	200	600

Loan charge-offs:
Real estate:
Mortgage-commercial	—	—	—	—
Mortgage-residential	—	45	—	110
Commercial, financial and agricultural	58	—	302	—
Consumer	67	156	138	289
Other	4	1	4	2
Total loan charge-offs	129	202	444	401

Recoveries:
Real estate:
Mortgage-commercial	49	—	1,046	1
Mortgage-residential	157	19	185	45
Commercial, financial and agricultural	—	10	184	11
Consumer	39	22	57	48
Other	—	—	—	—
Total recoveries	245	51	1,472	105

Net loan charge-offs (recoveries)	(116)	151	(1,028)	296

Balance at end of period	$25,425	$24,868	$25,425	$24,868

Annualized ratio of net loan charge-offs (recoveries) to average loans	-0.03%	0.05%	-0.15%	0.05%

The provision for loan losses was $200,000 for both the second quarter of 2003 and first half of 2003, representing a 33.3% decrease from the second quarter of 2002 and 66.7% decrease from the first half of 2002. There were no significant charge-offs during the first six months of 2003.  Year-to-date recoveries total $1.5 million, and consist primarily of a $1.0 million recovery on a commercial mortgage loan.  Net loan recoveries, when expressed as an annualized percentage of average total loans, were (0.03)% for the second quarter of 2003 and (0.15)% for first half of 2003, compared to net loan charge-offs of 0.05% for both the second quarter and first half of the year.

The allowance for loan losses, expressed as a percentage of total loans, was 1.93% at June 30, 2003, compared to 1.95% at June 30, 2002 and 1.88% at year-end 2002.  Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	June 30, 2003	December 31, 2002	June 30 2002

Nonaccrual loans:
Real estate:
Construction	$—	$—	$—
Mortgage-commercial	—	—	2,572
Mortgage-residential	—	311	126
Commercial, financial and agricultural	260	128	451
Consumer	14	—	—
Other	—	—	—
Total nonaccrual loans	274	439	3,149

Other real estate	—	1,903	84
Total nonperforming assets	274	2,342	3,233

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	1,600	—	—
Mortgage-residential	109	85	—
Commercial, financial and agricultural	98	87	1
Consumer	—	17	12
Other	—	—	6
Total loans delinquent for 90 days or more	1,807	189	19

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$2,081	$2,531	$3,252

Total nonperforming assets as a percentage of loans and other real estate	0.02%	0.18%	0.25%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.15%	0.19%	0.25%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.15%	0.19%	0.25%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $2.1 million at June 30, 2003, compared to $3.3 million from a year ago and $2.5 million from year-end 2002. The $2.6 million decrease in nonaccrual commercial mortgage loans from June 30, 2002 was largely due to a $1.4 million loan payoff and the transfer of a $1.2 million loan to other real estate.  There was no other real estate as of June 30, 2003 due to the sale of the three properties since year-end 2002. The increase in commercial mortgage loans delinquent for 90 days or more as of June 30, 2003 was attributed to one loan totaling $1.6 million.

There were no impaired loans at June 30, 2003 and December 31, 2002, compared to three loans totaling $2.9 million at the same period last year.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

Total other operating income was $3.7 million for the second quarter of 2003 and $7.3 million for the first half of 2003, an increase of 7.9% and 0.5%, respectively, from the same periods last year. Excluding securities transactions, other operating income increased by 15.2% for the second quarter of 2003 and 10.1% for the first half of 2003, compared to the same periods last year. Strong growth in trust income and investment service fee income was primarily responsible for this increase.

Other Operating Expense

Total other operating expense was $13.7 million for the second quarter of 2003 and $27.8 million for the first half of 2003, an increase of 3.6% and 2.0%, respectively, over the same periods last year. Salaries and benefits totaled $7.2 million for the second quarter of 2003 and $14.3 million for the first half of 2003, a decrease of 6.1% and 6.9%, respectively, from the same periods last year.  Other operating expense increased by $778,000 or 19.4% in the second quarter of 2003 and $1.4 million or 18.5% in the first half of 2003, over the same periods last year.  In the second quarter of 2003, the Company recognized $620,000 in advertising expenses related to the proposed merger with CBBI, contributing to the increase in other operating expense.

Income Taxes

The effective tax rate was 33.79% for the second quarter of

2003 and 33.96% for the first six months of 2003, compared to 34.37% and 35.53%, respectively, for the same periods last year. This reduction was attributed to $0.8 million in State of Hawaii tax credits that the Company realized in the first half of 2003. The State’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.  In the fourth quarter of 2002, the Company invested $1.7 million in qualifying entities and received $6.0 million in state tax credits to be realized through 2006.

Financial Condition

Total assets at June 30, 2003 were $2.089 billion, an increase of $153.9 million or 8.0% from June 30, 2002. Compared to year-end 2002, total assets were up $60.8 million or 3.0%. Net loans grew 3.7% to $1.294 billion from a year ago and 2.3% from year-end 2002. Investment securities totaled $571.9 million, compared to $454.7 million a year ago and $540.9 million at year-end 2002. Total deposits at June 30, 2003 were $1.708 billion, an increase of $150.3 million or 9.6% over June 30, 2003. Compared to year-end 2002, total deposits grew by $66.8 million or 4.1%. Core deposits as of June 30, 2003 was $1.239 billion, an increase of 12.7% over June 30, 2002 and 5.3% over year-end 2002. Competition for deposits remains strong, and will continue to challenge the Company’s ability to gather low-cost retail funds. Long-term debt was $157.9 million at June 30, 2003, compared to $155.9 million at June 30, 2002 and $147.2 million at year-end 2002.

Capital Resources

Stockholders’ equity was $184.2 million at June 30, 2003, an increase of $22.4 million or 13.8% from a year ago, and an increase of $10.8 million or 6.2% from year-end 2002.  When expressed as a percentage of total assets, stockholders’ equity increased to 8.82% at June 30, 2003, from 8.37% a year ago and 8.55% at year-end 2002. Book value per share at June 30, 2003 was $11.49, compared to $10.11 at June 30, 2002 and $10.86 at year-end 2002.

On June 12, 2003, the board of directors declared a second quarter cash dividend of $2.6 million or $0.16 per share, an increase of 60.1% and 60.0%, respectively, over the same periods last year.  Year-to-date 2003 dividends declared of $5.1 million or $0.32 per share represent an increase of 69.1% and 68.4%, respectively, over the same periods in 2002.

In March 2003, CPB Capital Trust I, a wholly owned subsidiary of the Company, issued $15 million floating rate securities.  The securities are reported as long-term debt on the balance sheet. The Federal Reserve has determined that certain cumulative preferred securities, such as the securities issued by CPB

Capital Trust I, qualify as minority interest, and are included in Tier 1 capital.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2003:
Leverage capital	$203,439	9.98%	$81,532	4.00%	$121,907	5.98%
Tier 1 risk-based capital	203,439	13.31	61,155	4.00	142,284	9.31
Total risk-based capital	223,295	14.61	122,310	8.00	100,985	6.61

At December 31, 2002:
Leverage capital	$176,418	8.99%	$78,487	4.00%	$97,931	4.99%
Tier 1 risk-based capital	176,418	11.57	60,991	4.00	115,427	7.57
Total risk-based capital	195,552	12.82	121,982	8.00	73,570	4.82

In addition, FDIC-insured institutions such as the Company’s subsidiary, Central Pacific Bank (the “Bank”), must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized”

under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2003:
Leverage capital	$178,695	8.80%	$101,533	5.00%	$77,162	3.80%
Tier 1 risk-based capital	178,695	11.77	91,060	6.00	87,635	5.77
Total risk-based capital	197,750	13.03	151,766	10.00	45,984	3.03

At December 31, 2002:
Leverage capital	$170,708	8.71%	$97,983	5.00%	$72,725	3.71%
Tier 1 risk-based capital	170,708	11.21	91,362	6.00	79,346	5.21
Total risk-based capital	189,817	12.47	152,271	10.00	37,546	2.47

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 filed with the SEC.  No significant changes have occurred during the three and six months ended June 30, 2003.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 filed with the SEC.  No significant changes have occurred during the three and six months ended June 30, 2003.

Item 4.             Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's Management, including the Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the "Overview of Material Events" in Part I, Item 2 for information relating to legal proceedings involving matters related to the proposed business combination with CBBI.

Items 2, 3 and 5.

Items 2, 3 and 5 are omitted pursuant to instructions to Part II.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on April 22, 2003 for the purpose of considering and voting upon the following matters:

Election of three persons to serve on the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003;

Approval of an amendment to the Company’s Articles of Incorporation to change the name of the Company from “CPB Inc.” to “Central Pacific Financial Corp.”; and

Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 11,688,991 shares, or 73% of eligible shares, were represented at the Meeting.

Name	For	Votes Cast Against or Withheld	Abstentions or Nonvotes

Clayton K. Honbo	11,565,413	123,578	None
Stanley W. Hong *	11,520,046	168,945	None
Paul J. Kosasa	11,566,256	122,735	None

*                 As of June 11, 2003, Mr. Hong no longer serves as a director of the Company.

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Name	Expiration of Term

Clint Arnoldus	2004
Joseph F. Blanco	2004
Dennis I. Hirota	2004
Alice F. Guild	2005
Gilbert J. Matsumoto	2005
Daniel M. Nagamine *	2005

* As of July 14, 2003, Mr. Nagamine no longer serves as a director of the Company.

On July 9, 2003, Mr. Richard J. Blangiardi was elected to the board of directors to serve until 2006.

The ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2003 was approved with a total of 11,311,063 votes cast for, 183,175 votes cast against, and 194,753 abstentions or nonvotes.

The amendment of the Company’s Articles of Incorporation to change the name of the Company from “CPB Inc.” to “Central Pacific Financial Corp.” was approved with a total of 11,231,263 votes cast for, 260,613 votes cast against, and 197,115 abstentions or nonvotes.  The affirmative vote of at least a sixty-six and two-thirds percent (66 2/3%) of the shares of the Company’s common stock entitled to vote was required for passage of this proposal.

There were no other matters brought before the Meeting that required a vote by shareholders.

Item 6.             Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 31.1	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	Exhibit 31.2	-	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	Exhibit 32.1	-	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

	Exhibit 32.2	-	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(b)         Reports on Form 8-K

The Company filed the following reports on Form 8-K during the second quarter of 2003:

(1)          April 25, 2003, under Item 5, regarding the change of the Company’s name from “CPB Inc.” to “Central Pacific Financial Corp.”

(2)          May 22, 2003, under Item 5, regarding a temporary blackout period for participants of the Central Pacific Bank Employee Stock Ownership Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 13, 2003	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date: August 13, 2003	/s/ Neal K. Kanda
Neal K. Kanda
Vice President and Treasurer (Principal Financial and Accounting Officer)

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002