Form 10-K/A
period 2002-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2003-09-19
CIK 701347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-10777

Central Pacific Financial Corp.
(Formerly CPB Inc.)
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

EXPLANATORY NOTE

        This Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K for Central Pacific Financial Corp., formerly CPB Inc., (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 14, 2003, as amended on July 17, 2003 (the "Company's 10-K"), is being filed to amend the text of the Company's 10-K as follows:

  •
  to include additional disclosure related to the risks related to loans under the caption "Loan Portfolio" in the "Management's Discussion and Analysis" section;

  •
  to explain the increase in commercial loans over year-end 2001 under the caption "Loan Portfolio—Commercial, Financial and Agricultural" in the "Management's Discussion and Analysis" section; and

  •
  to include additional disclosure regarding loan loss allowances under the caption "Provision and Allowance for Loan Losses" in the "Management's Discussion and Analysis" section and under Notes 1 and 5 to the Consolidated Financial Statements under the captions "Allowance for Loan Losses".

        In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Unless otherwise indicated the exhibits previously filed with the Company's 10-K are not re-filed herewith. The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company's 10-K as filed with the Securities and Exchange Commission on March 14, 2003 and on July 17, 2003. These other disclosures as originally included in the Company's 10-K are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such disclosures as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, March 14, 2003. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date. All information contained in this Amendment may be updated or supplemented by disclosures contained in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original filing on March 14, 2003 of the Company's 10-K, including but not limited to the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2003, and June 30, 2003.

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

        At year-end 2002, personal income levels in Hawaii rose 2.8% above year-end 2001, similar to the growth rate for the entire United States for the comparable period. Also, Hawaii's population grew by 1.5% from a year ago, compared to an U.S. Census Bureau estimated 1.1% growth rate for the entire United States. The state's unemployment rate in December 2002 was 3.6%, an improvement over the 5.0% reported a year ago. The national unemployment rate was 5.7% at December 2002, compared to 5.4% at December 2001. The top five industries in the state, representing approximately 72% of total jobs, include: government, food service and accommodation, retail, healthcare, and professional services. The state's housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales in 2002 were $2.6 billion, an increase of 31.1% over 2001. The 2002 median sales price for single family homes and condominiums increased by 11.7% and 14.3%, respectively. In 2002, the number of construction jobs grew by 3.9% and the number of building permits increased by 11.8% over the prior year. The state's tourism industry showed slight improvement over 2001. Total visitor arrivals were up 0.9% and total visitor days increased by 2.8%. Japanese visitor arrivals were down 4.3% in 2002, compared the 15.9% decrease reported in 2001.

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

(1)
At amortized cost.

(2)
Includes nonaccrual loans.

Table 2 Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$50	$(717)	$(667)	$1,522	$(657)	$865
Federal funds sold	(56)	(138)	(194)	630	(316)	314
Taxable investment securities	6,016	(5,501)	515	82	639	721
Tax-exempt investment securities	82	866	948	711	(504)	207
Loans	1,216	(12,897)	(11,681)	3,973	(2,918)	1,055

Total interest earning assets	7,308	(18,387)	(11,079)	6,918	(3,756)	3,162
Interest-bearing liabilities
Interest-bearing demand deposits	209	(838)	(629)	115	(142)	(27)
Savings and money market deposits	3,428	(4,077)	(649)	182	(1,109)	(927)
Time deposits under $100,000	(1,826)	(4,022)	(5,848)	1,142	(568)	574
Time deposits $100,000 and over	(1,577)	(7,907)	(9,484)	909	(3,906)	(2,997)
Short-term borrowings	(60)	(376)	(436)	(2,972)	(107)	(3,079)
Long-term debt	(2,249)	(2,643)	(4,892)	4,550	(2,232)	2,318

Total interest-bearing liabilities	(2,075)	(19,863)	(21,938)	3,926	(8,064)	(4,138)

Net interest income	$9,383	$1,476	$10,859	$2,992	$4,308	$7,300

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

        To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower's financial condition, repayment source, collateral, and other factors, which could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

        For commercial loans, the borrower's business is typically regarded as the principal source of repayment, although the Bank's underwriting policy and practice generally requires additional sources of collateral, including real estate, where possible. The ability to generate sufficient cash flow is the main factor affecting the borrower's ability to repay the loan. Any collateral involved mitigates such risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages, where, generally, a greater percentage of the loan amount is covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

        For construction loans, each project is evaluated independently for economic viability, while maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally prescribed. A construction loan poses higher credit risks than a typical secured loan. In addition to the financial condition of the borrower, construction loans have completion risk, namely the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project. Careful consideration of the ability and reputation of the developer and close monitoring of a project during the construction phase by construction lending specialists is required to mitigate the increased risk in construction lending.

        For residential mortgage loans, the Bank allows a maximum loan-to-value ratio of 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties typically represent a moderate credit risk. With an average loan size of approximately $200,000, readily marketable collateral and a stable residential real estate market, credit losses on residential mortgages have been minimal during the past two years. Market pricing and interest rates, however, will impact the marketability of the collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards on the front end and diligent monitoring and handling of problem loans as they arise.

        For commercial mortgage loans, the Bank's policy is that loans shall be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property. Commercial properties are typically less marketable than residential properties due to a limited pool of potential buyers and higher cost. Commercial property also poses rental income risk due to the difficulty of finding financially viable tenants for new buildings and replacing tenants in existing buildings. Again, market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, the Bank has dedicated experienced commercial mortgage lenders to underwrite and service commercial mortgage loans.

        For consumer loans, credit risk is managed on a pooled basis including an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. Consumer loans represent a moderate credit risk since loans are generally unsecured. However, the average loan size is modest and risk is diversified among many borrowers. The Bank utilizes credit-scoring systems for most of its consumer loans which offer the ability to modify credit exposure based on the Bank's risk tolerance and loss experience.

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

        Commercial, Financial and Agricultural.    Loans in this category consist primarily of loans to small and middle-market businesses and professionals located in Hawaii. Commercial loan volumes increased to $262.8 million at December 31, 2002, from $233.6 million at year-end 2001 and $233.5 million at year-end 2000. As a result of the Company's business calling program, commercial loans increased by $29.1 million or 12.5% over year-end 2001. The business calling program was enhanced by an internal restructuring of resources resulting in teams of lending and sales personnel that focus on marketing loans, deposits and other bank services to existing commercial clients. The hiring of additional personnel also contributed to the results of this marketing effort in 2002. Sustained long-term growth in this loan category will be dependent upon local economic conditions, interest rate levels and other external factors, as well as the Company's ability to manage through very competitive conditions. Although commercial lending will remain a focus in the future, management is uncertain as to the sustainability of the growth rate the Company achieved in 2002 in this loan category.

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

        Real Estate—Mortgage—Residential.    Residential mortgage loans, which were comprised primarily of adjustable rate one-to-four family first mortgages, totaled $312.6 million at year-end 2002. Residential mortgage loan originations, particularly fixed rate mortgage originations, increased in 2002 due to a high volume of refinancing activity. Due to the Bank's policy of selling fixed rate residential mortgage loans, residential mortgage loans at December 31, 2002 decreased by $34.7 million from year-end 2001. The Bank emphasizes making residential mortgage loans for owner-occupied primary residences and does not actively seek to make loans for vacation condominiums or high-end homes. Mortgage loans held for sale at December 31, 2002 totaled $6.4 million. Home equity lines of credit of $66.7 million at December 31, 2002, with maximum loan-to-value ratios of 75%, were also included in residential mortgage loans.

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

Provision and Allowance for Loan Losses

        Provision for loan losses ("Provision") is determined by Management's ongoing evaluation of the loan portfolio and their assessment of the ability of the allowance for loan losses ("Allowance") to cover inherent losses. The Company's methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans and general economic factors in Hawaii. The allowance consists of two components: allocated and unallocated. To calculate the allocated component, the Company combines specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans, residential mortgage loans).     The Company uses a loan grading system whereby loans are

segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based upon migration analysis (i.e., movements between loan grades) and risks inherent in loan concentrations in specific industries or categories. The determination of an allocated reserve for homogeneous loans is done at an aggregate level based upon various factors including historical loss experience, delinquencies, and economic conditions. The unallocated component of the allowance incorporates the Company's judgmental determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation model.

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

        The Allowance at December 31, 2002 decreased by $367,000 compared to year-end 2001. Overall, the allowance allocated to the specific loan categories decreased by $98,000 reflecting an improvement in credit quality compared to the previous year. A reclassification of the Allowance on off-balance sheet credit exposures totaling $902,000 as presented in Table 12 reduced the Allowance allocated to the specific loan categories in 2002. Unallocated Allowance increased by $633,000 due to increased uncertainties regarding economic and geopolitical factors.

        Allowance allocated to the commercial, financial and agricultural loan category totaled $5.2 million at December 31, 2002. Adjusting for a reduction of $400,000 due to reclassification of off-balance sheet credit exposures, the allocation for 2002 increased by $300,000 for this loan category compared to year-end 2001. This increase reflected growth in loans outstanding by 12.5% during the year and a decrease in nonaccrual and delinquent for 90 days loans from $485,000 at year-end 2001 to $215,000 at the end of 2002. Net loans charged off totaled $41,000 for 2002.

        Allowance allocated to real estate construction loans totaled $1.5 million at December 31, 2002. Adjusting for a reduction of $200,000 due to reclassification of off-balance sheet credit exposures, the allocation for year-end 2002 remained unchanged from a year ago. Loans outstanding decreased by 10.4% and net charge-offs of $426,000 were taken during the year. Nonaccrual loans totaled $311,000 at year-end 2002, increasing from none held at year-end 2001.

        Allowance allocated to residential real estate loans totaled $1.0 million at December 31, 2002. Adjusting for a reduction of $100,000 due to reclassification of off-balance sheet credit exposures, the allocation for year-end 2002 decreased by $100,000 from $1.2 million a year ago. Loans outstanding in this category decreased by 10% from year-end 2001. Nonaccrual loans and loans delinquent for 90 days or more decreased to $85,000 at year-end 2002 from $718,000 at year-end 2001.

        Allowance allocated to commercial real estate loans totaled $12.1 million at December 31, 2002. Adjusting for a reduction of $100,000 due to reclassification of off-balance sheet credit exposures, the allocation for year-end 2002 decreased by $400,000 from a year ago. Loans outstanding increased by 7.1%, net recoveries during the year totaled $383,000 and there were no nonaccrual loans and loans delinquent for 90 days or more at December 31, 2002 compared to $1.6 million at year-end 2001.

        Allowance allocated to consumer loans totaled $300,000 at December 31, 2002. Adjusting for a reduction of $102,000 due to reclassification of off-balance sheet credit exposures, the allocation for year-end 2002 increased by $100,000 from a year ago largely reflecting the 12.9% increase in loans outstanding to $56.6 million at year-end 2002. Net charge-offs were $366,000 in 2002 while nonaccrual loans and loans delinquent for 90 days or more totaled $17,000 at year-end 2002.

        Estimation methods did not change, however, assumptions were changed based on reliance on averaging of historical loss experience in calculating the allowance. Additionally, change in the Allowance reflected changes in outstanding balances, allocations based on specific reviews and assessments of larger loans and the reclassification of $902,000 in the Allowance for credit losses on off-balance sheet credit exposures during 2002.

        At December 31, 2002, commercial, financial and agricultural loans increased by 12.5% compared to a year ago. The increase in commercial mortgage loans of $35.7 million was offset by a decrease of $34.7 million in residential mortgage loans. Net loan charge-offs, nonperforming and 90-day delinquent loans decreased to a fraction of a year ago all of which contributed to a decrease in the Allowance for loan losses. Allowance allocated to all loan categories, as a result, decreased or was unchanged compared to yearend 2001, except for residential mortgage loans. Allocation increased due to an increase in the historical average in computing collective loan impairment factors for the residential mortgage loan category.

        In determining the allocation of the Allowance for the respective loan categories, reliance upon the Company's historical averages of relevant performance measures including charge-offs, nonaccrual and delinquent loan information is factored in the quantification of the Allowance by category.

        Nonperforming loans, comprised of nonaccrual loans, at December 31, 2002 totaled $439,000, decreasing from $2.4 million at year-end 2001. As a percentage of loans outstanding, the Allowance was 1.88% at December 31, 2002 compared to 1.94% at year-end 2001. The reclassification of off-balance sheet credit exposures in 2002 totaling $902,000 represented 0.06% of loans outstanding.

        Nonperforming commercial real estate loans experienced a decline from $1.5 million at year-end 2001 to none at year-end 2002. Allocated Allowance in this category correspondingly decreased by $400,000, after adjusting for the reclassification as discussed above.

        There were no nonperforming residential mortgage loans at year-end 2002 which compared to $585,000 a year ago. Allocated Allowance decreased by $100,000 accordingly, after adjustment for the reclassification of the off-balance sheet credit exposure discussed above.

        Nonperforming real estate construction loans totaled $311,000 at December 31, 2002, which increased from none held at year-end 2001. Allocated Allowance remained unchanged, after adjustment for the reclassification of off-balance sheet credit exposures discussed above, due to a 10.4% decline in loans outstanding during the year.

        Nonperforming commercial, financial and agricultural loans of $128,000 at December 31, 2002 declined from $363,000 a year ago. The allocated Allowance during 2002 increased by $300,000, after adjusting for the reclassification of off-balance sheet credit exposures discussed above. The lower nonperforming loan balance at year-end 2002 had a corresponding impact on the allocation, offset by the impact of the 12.5% increase in loans outstanding during the year.

        Nonperforming consumer loans totaled $17,000 at December 31, 2003, decreasing from $25,000 a year ago, on a total outstanding consumer loan balance of $56.6 million. The 12.9% increase had the largest influence on the $300,000 in allocated Allowance, which increased by $100,000 during 2002, after adjusting for the reclassification of off-balance sheet credit exposures discussed above.

        Other factors impacting the allocations were the historical loan loss experience factors and individual loans identified by internal quality grading assessments during ongoing reviews of larger loans in the portfolio. The allocation of the Allowance uses historical trends of nonperforming loans, problem loan migration analysis and charge-off experience. Expected trends in nonperforming loans, beyond use of historical information, would consider economic or specific trends in respective industries that may have a collective impact on certain loan groups.

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

        The following table sets forth certain information with respect to the Bank's allowance for loan losses as of the dates or for the periods indicated.

Table 12 Allowance for Loan Losses

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average amount of loans outstanding	$1,285,175	$1,270,450	$1,223,648	$1,153,623	$1,071,350
Allowance for loan losses:
Balance at beginning of year	$24,564	$22,612	$20,768	$20,066	$19,164
Charge-offs:
Commercial, financial and agricultural	159	231	375	425	980
Real estate—construction	426	—	—	—	—
Real estate—mortgage—residential	110	685	913	1,268	1,993
Real estate—mortgage—commercial	120	1,227	1,905	1,569	2,102
Consumer	466	386	399	286	1,506

Total	1,281	2,529	3,592	3,548	6,581
Recoveries:
Commercial, financial and agricultural	118	386	123	65	213
Real estate—construction	—	—	—	—	—
Real estate—mortgage—residential	95	722	101	144	52
Real estate—mortgage—commercial	503	267	518	120	410
Consumer	100	106	194	221	208

Total	816	1,481	936	550	883

Net loans charged off	465	1,048	2,656	2,998	5,698

Provision charged to operations	1,000	3,000	4,500	3,700	6,600
Reclassification of allowance for credit losses on off-balance sheet credit exposures(a)	(902)	—	—	—	—

Balance at end of year	$24,197	$24,564	$22,612	$20,768	$20,066

Ratios:
Allowance for loan losses to loans outstanding at end of year	1.88%	1.94%	1.75%	1.77%	1.81%
Net loans charged off during year to average loans outstanding during year	0.04%	0.08%	0.22%	0.26%	0.53%

(a)
AICPA Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. This statement pertains to any entity that lends to or finances the activities of others. It provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This statement also provides specific guidance for other types of transactions specific to certain financial institutions.

  Specific guidance pertaining to credit losses on off-balance-sheet instruments states that an accrual for such losses should be recorded separate from a valuation account related to a recognized financial instrument. Credit losses for off-balance sheet financial instruments should be deducted from the liability for credit losses in the period in which the liability is settled. Accordingly, the

  $902,000 accrued for credit losses on financial instruments with off-balance sheet risk was reclassified out of allowance for loan losses to a liability account. Future losses on such instruments would be charged against this liability account.

        The Bank's practice is to make specific allocations to specific loans and unspecified allocations to each loan category based on Management's risk assessment.

        The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.

Table 13 Allocation of Allowance for Loan Losses

	December 31,
	2002		2001		2000		1999		1998
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,200	20.4%	$5,300	18.4%	$4,200	18.1%	$2,600	16.0%	$3,900	17.3%
Real estate—construction	1,500	9.1%	1,700	10.4%	700	5.6%	100	3.9%	100	5.6%
Real estate—mortgage—residential	1,000	24.2%	1,200	27.4%	2,800	29.6%	2,700	31.7%	2,700	30.1%
Real estate—mortgage—commercial	12,100	41.9%	12,600	39.8%	8,900	43.3%	7,000	45.2%	7,100	43.8%
Consumer	300	4.4%	300	4.0%	300	3.4%	300	3.2%	400	3.2%
Unallocated	4,097	N/A	3,464	N/A	5,712	N/A	8,068	N/A	5,866	N/A

Total	$24,197	100.0%	$24,564	100.0%	$22,612	100.0%	$20,768	100.0%	$20,066	100.0%

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

        Total other operating expense of $55.0 million in 2002 increased by $4.3 million or 8.6% over the $50.7 million of expense recognized in 2001. Salaries and employee benefits increased by $2.0 million or 7.3% reflecting increases in defined benefit plan and profit sharing plan expenses as well as increased staffing in financial services sales, private banking and trust and investment management services. Net occupancy expense decreased by $1.2 million primarily due to the Company's 2001 purchase and subsequent merger of CKSS Associates ("CKSS") into the Bank, which owned two commercial office building in which the Company maintained branch and administrative offices. Other expenses increased by $3.5 million due primarily to a $1.1 million interest accrual on a state tax assessment under appeal, a $725,000 increase in professional fees and $586,000 in amortization expense related to investments in companies providing high-technology state tax credits. The tax credits received resulting from these investments is discussed in the Income Taxes section.

        Total other operating expense of $50.7 million in 2001 increased by $1.1 million or 2.2% over the $49.6 million in 2000. Salaries and employee benefits increased by $2.7 million or 10.9% due to a $1.2 million expense for an executive retirement plan and increased profit sharing and defined benefit plan expenses. Net occupancy expense decreased by $1.5 million due to the Company's 2001 purchase and subsequent merger into the Bank of CKSS. Other expense in 2001 included a $642,000 prepayment penalty incurred on the early payoff of long-term debt. The debt prepayment was part of the Company's strategy to increase the repricing of its liabilities in the declining interest rate environment.

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

        Prior to November 2001, the Bank owned 100% of the outstanding stock of CPB Properties, Inc. ("CPB Properties"), a company which was a general and managing partner and 50% owner of CKSS Associates ("CKSS"), a Hawaii limited partnership. The investment in CKSS was accounted for by the equity method. CKSS owned the Central Pacific Plaza, the property in which the Company's and the Bank's headquarters and main office are located. CKSS also owned the Kaimuki Plaza, the property in which the Bank's Kaimuki branch office is located. In addition, CPB Properties owned University Square, the building in which the Bank's Moiliili branch office is located. In June 2001, the Bank acquired the remaining 50% interest in CKSS from Kajima Development Corporation, Sumitomo Corporation, and Sumitomo Corporation of America for $18.5 million. In November 2001, CPB Properties and CKSS were merged into the Bank.

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

        AICPA Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. This statement pertains to any entity that lends to or finances the activities of others. It provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This statement also provides specific guidance for other types of transactions specific to certain financial institutions.

        Specific guidance pertaining to credit losses on off-balance-sheet instruments states that an accrual for such losses should be recorded separate from a valuation accounted related to a recognized financial instrument. Credit losses for off-balance sheet financial instruments should be deducted from the liability for credit losses in the period in which the liability is settled. Accordingly, in fiscal year 2002, $902,000 accrued for credit losses on financial instruments with off-balance sheet risk was reclassified out of allowance for loan losses to a liability account. Future losses on such instruments would be charged against this liability account.

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

        As prescribed by current accounting practice, $902,000 relating to the allowance for credit losses on off-balance sheet credit exposures was reclassified from the allowance for loan losses to other liabilities. AICPA Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. This statement pertains to any entity that lends to or finances the activities of others. It provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This statement also provides specific guidance for other types of transactions specific to certain financial institutions.

        Specific guidance pertaining to credit losses on off-balance-sheet instruments states that an accrual for such losses should be recorded separate from a valuation accounted related to a recognized financial instrument. Credit losses for off-balance sheet financial instruments should be deducted from the liability for credit losses in the period in which the liability is settled. Accordingly, the $902,000 accrued for credit losses on financial instruments with off-balance sheet risk was reclassified out of allowance for loan losses to a liability account. Future losses on such instruments would be charged against this liability account.

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

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Dollars in thousands)
Outstanding at January 1:	827,898	$7.41	1,006,118	$7.47	1,023,418	$8.77
Granted	195,586	13.08	—	—	136,800	13.08
Exercised	(246,674)	8.21	(127,008)	7.26	(33,180)	6.880
Forfeited	(46,638)	6.06	(51,212)	12.02	(120,920)	10.20

Outstanding at December 31	730,172	$5.76	827,898	$7.42	1,006,118	$7.47
Options exercisable at December 31	332,184	8.03	485,938	7.71	483,598	7.59
Shares available for future grants	1,183,984		1,335,632		1,287,120

        The following table presents information on options outstanding under the 1986 and 1997 Stock Option Plans:

	Options outstanding			Options exercisable
Date of grant	Exercise price		Remaining average contractual life (months)
		Shares		Shares
June 14, 1995	$6.52	70,200	29.5	70,200
July 30, 1997	8.94	306,224	55.0	192,224
November 2, 1999	12.09	83,360	82.1	40,640
November 7, 2000	13.08	96,080	94.2	29,120
January 7, 2002	15.10	40,000	111.8	—
March 12, 2002	16.84	134,308	110.4	—

Total		730,172		332,184

Weighted average life			35.3

Weighted average exercise price		$5.76		$8.03

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

24.    SEGMENT INFORMATION

        The Company has two reportable segments: financial services and treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The financial services segment includes retail branch offices, corporate lending, construction and real estate development lending, residential mortgage lending, trust services and international banking services. A full range of deposit and loan products, and various other banking services is offered. The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities

        The all others category includes Central Business Club of Honolulu and activities such as mortgage servicing, electronic banking, investment services and management of bank owned properties.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information as of December 31, 2002

	(a)
		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		(c)
		Weighted-average exercise price of outstanding options, warrants and rights
Plan Category			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	730,172	$5.76	1,183,984
Equity compensation plans not approved by security holders	—	—	—

Total	730,172	$5.76	1,183,984

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
10.1
Agreement for Sale and Purchase of Partnership Interests, dated June 25, 2001, by and among Kajima Development Corporation, Sumitomo Corporation, Sumitomo Corporation of America, as Sellers, Central Pacific Bank as Purchaser, and CPB Properties, Inc.(3)
10.2	Termination of Share Purchase Agreement, dated as of October 22, 2001, by and between CPB Inc. and The Sumitomo Bank, Limited(3)
10.3
Plan of Merger of CPB Properties, Inc. with and into Central Pacific Bank and Articles of Merger as filed with the State of Hawaii Department of Commerce and Consumer Affairs on October 29, 2001, effective at 4:59 p.m. on October 31, 2001(3)
10.4
Certificate of Cancellation of Limited Partnership for CKSS Associates, as filed with the State of Hawaii Department of Commerce and Consumer Affairs on October 29, 2001, effective at 5:00 p.m. on October 31, 2001(3)
10.5	Split Dollar Life Insurance Plan(4)(10)
10.6	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan(10)(13)

10.7	Central Pacific Bank Supplemental Executive Retirement Plan(6)(10)
10.8	CPB Inc. 1986 Stock Option Plan, as amended(5)(10)
10.9	CPB Inc. 1997 Stock Option Plan, as amended(6)(10)
10.10	License and Service Agreement dated July 30, 1997 by and between Central Pacific Bank and Fiserv Solutions, Inc.(7)
10.11	CPB Inc. Directors Deferred Compensation Plan(10)(13)
10.12	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya(10)(11)
10.13	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito(2)(10)
10.14	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Clinton L. Arnoldus(2)(10)
10.15	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Neal K. Kanda(2)(10)
10.16	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Sherri Y. Yim(2)(10)
10.17	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Denis K. Isono(2)(10)
10.18	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Blenn A. Fujimoto(2)(10)
10.19	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Alwyn S. Chikamoto(2)(10)
10.20	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Craig H. Hashimoto(2)(10)
21	Subsidiaries of CPB Inc.(12)
23	Consent of KPMG LLP*
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C., As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.3	Proxy Statement for Annual Meeting of Shareholders held on April 23, 2003(9)

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

(13)
Filed as Exhibits 10.8 and 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

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

Dated: September 19, 2003

CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ CLINT L. ARNOLDUS Clint L. Arnoldus Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLINT L. ARNOLDUS Clint L. Arnoldus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), Director	September 19, 2003
/s/ NEAL K. KANDA Neal K. Kanda	Vice-President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 19, 2003
/s/ JOSEPH F. BLANCO Joseph F. Blanco	Director	September 19, 2003
/s/ RICHARD J. BLANGIARDI Richard J. Blangiardi	Director	September 19, 2003
/s/ ALICE F. GUILD Alice F. Guild	Director	September 19, 2003
/s/ B. JEANNIE HEDBERG B. Jeannie Hedberg	Director	September 19, 2003
/s/ DENNIS I. HIROTA Dennis I. Hirota, Ph.D.	Director	September 19, 2003
/s/ CLAYTON K. HONBO Clayton K. Honbo	Director	September 19, 2003

/s/ PAUL J. KOSASA Paul J. Kosasa	Director	September 19, 2003
/s/ GILBERT J. MATSUMOTO Gilbert J. Matsumoto	Director	September 19, 2003

QuickLinks

EXPLANATORY NOTE
PART I
PART II
Market Prices and Common Stock Dividends Declared
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
CONSOLIDATED STATEMENTS OF INCOME CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 & 2000
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CPB INC. & SUBSIDIARY—YEARS ENDED DECEMBER 31, 2002, 2001 & 2000
CPB Inc. Condensed Balance Sheets December 31, 2002 and 2001
CPB Inc. Condensed Statements of Income Years ended December 31, 2002, 2001 and 2000
CPB Inc. Condensed Statements of Cash Flows Years ended December 31, 2002, 2001 and 2000
INDEPENDENT AUDITORS' REPORT
PART III
Equity Compensation Plan Information as of December 31, 2002
PART IV
SIGNATURES