Form 10-Q
period 2003-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2003-11-12
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒  No ☐

As of November 10, 2003, the number of shares of common stock outstanding of the registrant was 16,056,442 shares.

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2003	December 31, 2002	September 30, 2002

ASSETS
Cash and due from banks	$63,155	$62,273	$55,065
Interest-bearing deposits in other banks	3,371	39,358	17,446
Federal funds sold	—	—	—
Investment securities:
Held to maturity, at cost (fair value of $44,559 at September 30, 2003, $58,491 at December 31, 2002, and $62,130 at September 30, 2002)	42,883	56,320	59,664
Available for sale, at fair value	494,261	484,604	467,463
Total investment securities	537,144	540,924	527,127

Loans held for sale	8,179	6,420	6,014

Loans	1,425,858	1,289,892	1,287,707
Less allowance for loan losses	24,805	24,197	25,131
Net loans	1,401,053	1,265,695	1,262,576

Premises and equipment	56,244	57,725	58,544
Accrued interest receivable	8,482	9,254	9,180
Investment in unconsolidated subsidiaries	1,820	3,150	2,062
Due from customers on acceptances	—	34	111
Other real estate	—	1,903	1,287
Other assets	52,318	41,427	40,330
Total assets	$2,131,766	$2,028,163	$1,979,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$331,485	305,351	$274,489
Interest-bearing deposits	1,399,436	1,335,750	1,332,425
Total deposits	1,730,921	1,641,101	1,606,914

Short-term borrowings	8,716	29,008	3,438
Long-term debt	164,563	147,155	157,514
Bank acceptances outstanding	—	34	111
Minority interest	10,062	10,064	10,064
Other liabilities	30,028	27,358	34,568
Total liabilities	1,944,290	1,854,720	1,812,609

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 16,042,618 shares at September 30, 2003, 15,973,458 shares at December 31, 2002 and 15,934,658 shares at September 30, 2002	9,392	8,707	8,284
Surplus	45,848	45,848	45,848
Retained earnings	136,109	118,958	110,542
Deferred stock awards	(54)	(99)	(28)
Accumulated other comprehensive income (loss)	(3,819)	29	2,487
Total shareholders’ equity	187,476	173,443	167,133

Total liabilities and shareholders’ equity	$2,131,766	$2,028,163	$1,979,742

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$22,905	$23,784	$67,458	$70,408
Interest and dividends on investment securities:
Taxable interest	3,728	5,089	12,160	15,120
Tax-exempt interest	1,012	813	2,829	2,254
Dividends	253	329	764	825
Interest on deposits in other banks	8	160	73	440
Interest on Federal funds sold and securities purchased under agreements to resell	3	26	30	129

Total interest income	27,909	30,201	83,314	89,176

Interest expense:
Interest on deposits	3,258	5,757	11,296	18,158
Interest on short-term borrowings	20	49	34	178
Interest on long-term debt	1,325	1,252	3,981	4,552

Total interest expense	4,603	7,058	15,311	22,888

Net interest income	23,306	23,143	68,003	66,288
Provision for loan losses	500	300	700	900

Net interest income after provision for loan losses	22,806	22,843	67,303	65,388

Other operating income:
Income from fiduciary activities	448	350	1,290	964
Service charges on deposit accounts	1,097	1,064	3,229	3,211
Other service charges and fees	1,275	1,248	3,878	3,559
Fees on foreign exchange	152	120	415	375
Investment securities gains (losses)	164	(163)	168	477
Other	790	496	2,278	1,822

Total other operating income	3,926	3,115	11,258	10,408

Other operating expense:
Salaries and employee benefits	7,613	7,367	21,893	22,700
Net occupancy	1,100	936	3,165	2,784
Equipment	561	750	1,857	2,119
Other	4,993	5,229	14,107	12,920

Total other operating expense	14,267	14,282	41,022	40,523

Income before income taxes	12,465	11,676	37,539	35,273
Income taxes	4,182	3,780	12,696	12,163

Net income	$8,283	$7,896	$24,843	$23,110

Per share data:
Basic earnings per share	$0.52	$0.49	$1.55	$1.45
Diluted earnings per share	0.51	0.48	1.52	1.42
Cash dividends declared	0.16	0.10	0.48	0.29

Basic weighted average shares outstanding	16,034	15,969	16,016	15,923
Diluted weighted average shares outstanding	16,381	16,314	16,397	16,275

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income(loss)	Total
Nine months ended September 30, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	24,843	—	—	24,843
Net change in unrealized gain (loss) on investment securities, net of taxes of $(2,560)	—	—	—	—	(3,848)	(3,848)

Comprehensive income						20,995

Cash dividends declared ($0.48 per share)	—	—	(7,692)	—	—	(7,692)
70,360 shares of common stock issued	710	—	—	—	—	710
Vested stock awards, net	(25)	—	—	45	—	20

Balance at September 30, 2003	$9,392	$45,848	$136,109	$(54)	$(3,819)	$187,476

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(2,577)	$—	$—	$—	$—	$(3,873)	$(3,873)
Less reclassification adjustment for losses included in net income, net of taxes of $(17)	—	—	—	—	(25)	(25)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(3,848)	$(3,848)

Nine months ended September 30, 2002:
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net Income	—	—	23,110	—	—	23,110
Net change in unrealized gain (loss) on on investment securities, net of taxes of $2,267	—	—	—	—	3,408	3,408
Pension liability adjustment, net of taxes of $(611)	—	—	—	—	(918)	(918)

Comprehensive income						25,600

Cash dividends declared ($0.29 per share)	—	—	(4,625)	—	—	(4,625)
210,574 shares of common stock issued	1,676	—	—	—	—	1,676
142,400 shares of common stock repurchased	(70)	—	(2,524)	—	—	(2,594)
Vested stock awards, net	—	—	—	6	—	6

Balance at September 30, 2002	$8,284	$45,848	$110,542	$(28)	$2,487	$167,133

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $2,227	$—	$—	$—	$—	$3,347	$3,347
Less reclassification adjustment for gains included in net income, net of taxes of $(41)	—	—	—	—	(61)	(61)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$3,408	$3,408

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$24,843	$23,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	900
Provision for depreciation & amortization	3,026	3,157
Net amortization of deferred stock awards	20	6
Net amortization of investment securities	4,391	365
Net gain on investment securities	(168)	(477)
Federal Home Loan Bank dividends received	(584)	(574)
Net gain on sale of loans	(648)	(412)
Proceeds from sales of loans held for sale	62,437	29,948
Originations of loans held for sale	(63,548)	(34,254)
Net loss on disposal of premises & equipment	—	102
Deferred income tax benefit	6,772	7,962
Net increase in other assets	(13,124)	(3,073)
Net decrease in other liabilities	3,253	(5,244)

Net Cash Provided by Operating Activities	27,370	21,516

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	13,386	10,097
Proceeds from sales of investment securities available for sale	16,482	16,689
Proceeds from maturities of & calls on investment securities available for sale	701,383	65,646
Purchases of investment securities available for sale	(737,517)	(221,250)
Net decrease in interest-bearing deposits in other banks	35,987	11,831
Net decrease in Fed Funds Sold	—	13,500
Net loan originations	(136,058)	(22,793)
Purchases of premises & equipment	(1,825)	(1,168)
Distributions from (contributions to) unconsolidated subsidiaries	910	(921)

Net Cash Used by Investing Activities	(107,252)	(128,369)

Cash flows from financing activities:
Net increase in deposits	89,820	155,989
Proceeds from long-term debt	22,000	12,000
Repayments of long-term debt	(4,592)	(30,058)
Net decrease in short-term borrowings	(20,292)	(10,455)
Cash dividends paid	(6,882)	(4,460)
Proceeds from sale of common stock	710	1,676
Repurchases of common stock	—	(2,594)

Net Cash Provided by Financing Activities	80,764	122,098

Net increase in cash & cash equivalents	882	15,245

Cash and cash equivalents:
At beginning of period	62,273	39,820

At end of period	$63,155	$55,065

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,923	$23,944
Cash paid during the period for income taxes	$9,137	$14,338

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$—	$2,114

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003 and 2002

1.                                       Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2002. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.                                       Comprehensive Income (Loss)

Components of other comprehensive income (loss), net of taxes, is presented below:

	September 30,
(Dollars in thousands)	2003	2002

Unrealized holding gains (losses) on available-for-sale investment securities	$3,156	$7,426
Pension liability adjustments	(6,975)	(4,939)
Balance at end of period	$(3,819)	$2,487

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

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Financial Services	Treasury	All Others	Total

Three months ended September 30, 2003:
Net interest income (expense)	$18,462	$3,209	$1,635	$23,306
Intersegment net interest income (expense)	2,237	(1,435)	(802)	—
Provision for loan losses	594	—	(94)	500
Other operating income	1,794	232	1,900	3,926
Other operating expense	4,614	364	9,289	14,267
Administrative and overhead expense allocation	6,656	(231)	(6,425)	—
Income taxes	3,817	671	(306)	4,182

Net income (loss)	$6,812	$1,202	$269	$8,283

Three months ended September 30, 2002:
Net interest income (expense)	$17,435	$4,328	$1,380	$23,143
Intersegment net interest income (expense)	2,178	(1,497)	(681)	—
Provision for loan losses	225	—	75	300
Other operating income	1,674	71	1,370	3,115
Other operating expense	5,094	292	8,896	14,282
Administrative and overhead expense allocation	5,882	(207)	(5,675)	—
Income taxes	3,365	778	(363)	3,780

Net income (loss)	$6,721	$2,039	$(864)	$7,896

Nine months ended September 30, 2003:
Net interest income (expense)	$53,474	$10,382	$4,147	$68,003
Intersegment net interest income (expense)	6,225	(4,106)	(2,119)	—
Provision for loan losses	1,003	—	(303)	700
Other operating income	5,980	389	4,889	11,258
Other operating expense	14,451	1,165	25,406	41,022
Administrative and overhead expense allocation	20,642	(303)	(20,339)	—
Income taxes	10,685	2,085	(74)	12,696

Net income (loss)	$18,898	$3,718	$2,227	$24,843

Nine months ended September 30, 2002:
Net interest income (expense)	$50,350	$11,526	$4,412	$66,288
Intersegment net interest income (expense)	4,580	(2,282)	(2,298)	—
Provision for loan losses	652	—	248	900
Other operating income	5,285	721	4,402	10,408
Other operating expense	15,077	1,058	24,388	40,523
Administrative and overhead expense allocation	18,979	(272)	(18,707)	—
Income taxes	8,952	2,909	302	12,163

Net income (loss)	$16,555	$6,270	$285	$23,110

At September 30, 2003:
Investment securities	$—	$537,144	$—	$537,144
Loans (including loans held for sale)	1,304,792	—	129,245	1,434,037
Other	43,913	51,557	65,115	160,585

Total assets	$1,348,705	$588,701	$194,360	$2,131,766

At December 31, 2002:
Investment securities	$—	$540,924	$—	$540,924
Loans (including loans held for sale)	1,224,097	—	72,215	1,296,312
Other	42,973	88,037	59,917	190,927

Total assets	$1,267,070	$628,961	$132,132	$2,028,163

4.               Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity.  It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.   This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.  The application of Interpretation No. 46 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The application of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income, as reported	$8,283	$7,896	$24,843	$23,110
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(176)	(204)	(528)	(597)

Pro forma net income	$8,107	$7,692	$24,315	$22,513

Earnings per share:
Basic - as reported	$0.52	$0.49	$1.55	$1.45
Basic - pro forma	$0.51	$0.48	$1.52	$1.41

Diluted - as reported	$0.51	$0.48	$1.52	$1.42
Diluted - pro forma	$0.50	$0.47	$1.49	$1.38

6.               Trust Preferred Securities

In March 2003, the Company created a wholly-owned statutory business trust, CPB Capital Trust I (the “Trust”).  At September 30, 2003, the Trust had outstanding trust preferred securities (the “Securities”) which totaled $15.0 million. The Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of the Trust are $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Securities.  The Trust has issued $0.5 million of common stock to the Company.

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

The Securities are reported on the consolidated balance sheet as long-term debt, and the related dividend payments are reported as interest on long-term debt on the income statement.  For the nine months ended September 30, 2003, interest expense totaled $349,000.

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

Allowance for Loan Losses (“Allowance”) -   The provision for loan losses (“Provision”) is determined by Management’s ongoing evaluation of the loan portfolio and assessment of the Allowance to cover inherent losses.  The Company’s methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans and general economic factors in Hawaii.  The Allowance consists of two components: allocated and unallocated.  To calculate the allocated component, the Company combines specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans, residential mortgage loans).    The Company uses a loan grading system whereby loans are segregated by risk.  Certain graded commercial and commercial real estate loans are analyzed on an individual basis.  Other graded loans are analyzed on an aggregate basis based upon migration analysis (i.e., movements between loan grades) and risks inherent in loan concentrations in specific industries or categories.   The determination of an allocated reserve for homogeneous loans is done at an aggregate level based upon various factors including historical loss experience, delinquencies, and economic conditions.  The unallocated component of the allowance incorporates the Company’s judgmental determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation model.

The Company, considering current information and events regarding a borrower’s ability to repay its obligations, treats a loan as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral.  Impairment losses are included in the Allowance through a charge to the Provision.

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

On May 9, 2003, the Company rescinded, revoked and withdrew its original offer and presented a new offer to CBBI that provided for a per share consideration of 1.6005 shares of the Company’s common stock and $22.27 in cash for each share of CBBI common stock outstanding (as adjusted for the 10% stock dividend paid to CBBI shareholders on June 27, 2003).  On May 12, 2003, CBBI announced that its board of directors rejected the Company’s new offer.

The Company has filed applications with the Board of Governors of the Federal Reserve System and the Hawaii Commissioner of Financial Institutions for approval to acquire control of a majority of the outstanding shares of CBBI common stock.  On October 21, 2003, the Company’s application with the Hawaii Commissioner of Financial Institutions was deemed complete and accepted for filing.  Both applications are still pending.

The CBBI board of directors has taken a number of actions to resist the proposed business combination.  The Company plans to continue to pursue a business combination with CBBI because the Company believes such a combination will benefit its shareholders and CBBI’s shareholders, as well as customers and employees of both companies and the State of Hawaii.

The consummation of the proposed business combination is

subject to numerous conditions including, without limitation, receipt of required regulatory approvals, receipt of required approval of the shareholders of the Company, receipt of either approval of the Company’s acquisition of CBBI common stock by CBBI shareholders or approval or exemption of the Company’s acquisition by CBBI’s board of directors under the Hawaii Control Share Acquisitions statute (or inapplicability or invalidity of that statute), effectiveness of the registration statement, CBBI’s 1989 Rights Agreement not having been triggered before August 4, 2003, and inapplicability of CBBI’s 2003 Rights Agreement to the transaction.

Further information relating to the Company’s proposed business combination with CBBI can be found in the registration statement on Form S-4, File No. 333-104783, filed by the Company with the Securities and Exchange Commission on April 28, 2003, and amendments thereto filed on May 5, 2003, May 9, 2003, July 17, 2003, September 5, 2003 and September 19, 2003, respectively (the “Registration Statement”).

CBBI and the Company have taken legal action against each other involving matters related to the proposed business combination, as described more fully in the Registration Statement.  Since the filing of the most recent amendment to the Registration Statement, CBBI and the Company have taken the actions described below.

The motions the Company filed on August 18, 2003, a motion for judgment on the pleadings with respect to CBBI’s counterclaim and a motion to dismiss CBBI’s July 21, 2003 complaint, were heard by the Honorable Victoria S. Marks on September 29, 2003 and were granted in part and denied in part.  With respect to the Company’s motion to dismiss CBBI’s July 21, 2003 complaint, Judge Marks agreed that CBBI’s complaint was duplicative of CBBI’s counterclaim to our earlier-filed complaint and dismissed the action.  With respect to the Company’s motion for judgment on the pleadings, Judge Marks denied the motion.  The parties are presently in discovery on that action.

As of September 30, 2003, the Company capitalized merger-related costs totaling $8.8 million.  This amount is reflected as a component of other assets on the consolidated balance sheet. In the event that the proposed merger does not occur, all capitalized costs will be expensed. For the nine months ended September 30, 2003, merger-related expenses total $1.3 million, and are reflected as a component of other operating expense on the consolidated statement of income.

Financial Summary

For the third quarter of 2003, the Company reported net income of $8.3 million or $0.51 per diluted share, up 4.9% and 6.3%, respectively, from the same period last year.  For the first nine months of 2003, net income was $24.8 million or $1.52 per diluted share, an increase of 7.5% and 7.0%, respectively, from the same period last year.  Strong loan and core deposit growth contributed to this increase.

The following table presents annualized returns on average assets and average stockholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended Septmeber 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Annualized return on average assets	1.58%	1.62%	1.62%	1.63%

Annualized return on average stockholders’ equity	17.89%	19.04%	18.11%	19.43%

Basic earnings per share	$0.52	$0.49	$1.55	$1.45
Diluted earnings per share	$0.51	$0.48	$1.52	$1.42

Material Trends

Hawaii’s economy continued to show signs of improvement in 2003. The state’s unemployment rate was 4.3% in September 2003, compared to 4.1% in September 2002.(1)  Despite the slight increase over the prior year, the state’s unemployment rate has remained consistently below the national unemployment rate. For 2003, the state unemployment rate is forecasted to be 3.8%.(2)  On the national level, the unemployment rate was 5.8% in September 2003, compared to 5.4% in September 2002.(3) The number of construction jobs in Hawaii are up 7.6% through the second quarter of 2003(4), consistent with the forecasted 10% growth in construction industry employment.(5)  Total state personal income is forecasted to grow by 3.6% in 2003.(6)  The housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales in Hawaii for the first nine months of 2003 were $2.6 billion, an increase of 37.7% over the same period last year.(7)  The median sales price for single family homes and condominiums increased over the same period last year by 9.7% and

(1)          Hawaii State Department of Labor and Industrial Relations.

(2)          University of Hawaii Economic Research Organization.

(3)          Hawaii State Department of Labor and Industrial Relations.

(4)          Ibid.

(5)          University of Hawaii Economic Research Organization.

(6)          Ibid.

(7)          Honolulu Board of Realtors.

13.6%, respectively.(8)  For the first nine months of 2003, hotel occupancy and average daily room rates increased 2.4% and 2.2%, respectively, over last year.(9)  Domestic visitor arrivals increased 3.2% for the first nine months of 2003 compared to the same period last year.(10)  In addition, the total amount of domestic visitor days and average length of stay in Hawaii increased 7.1% and 3.8% through September 2003, respectively, over last year.(11)  Offsetting the positive visitor trends is the continued decrease in the international tourism market, particularly in the Japanese market. For the nine months ended September 30, 2003, total Japanese visitor arrivals were down 13.4%, compared with the same period last year.(12)  Japanese visitor arrivals, which decreased by 4.3% in 2002, are expected to decrease by 18.6% in 2003.(13)  Contributing to this decline are the weak Japanese economy and concerns about the continuing war in Iraq.

In September 2003, the Japanese yen reached its highest level in three years at 111 yen to the dollar.  Also, in September 2003, international visitor arrivals decreased 2.6% from August 2003, representing the smallest monthly decrease since March 2003.  These events may have an impact on Hawaii’s economy through the end of the year.

The results of operations of the Company in 2003 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and nine months ended September 30, 2003 and 2002 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

(8)          Ibid.

(9)          Hawaii State Department of Business, Economic Development and Tourism.

(10)    Ibid.

(11)    Ibid.

(12)    Ibid.

(13)    University of Hawaii Economic Research Organization.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002

Interest income	$28,453	$30,638	$84,837	$90,390
Interest expense	4,603	7,058	15,311	22,888
Net interest income	$23,850	$23,580	$69,526	$67,502

Net interest margin	4.89%	5.24%	4.88%	5.13%

Interest income, including loan fees, on a taxable equivalent basis decreased by $2.2 million or 7.1% in the third quarter of 2003 and $5.6 million or 6.1% in the first nine months of 2003 compared to the same periods last year.  These decreases were primarily due to lower interest rates, accelerated amortization on investment securities due to prepayments on mortgage-backed securities, and accelerated asset repricings, offset by higher average interest earning assets.  In addition, during the third quarter of 2003, a $1.3 million loan prepayment penalty was received. The yield on interest earning assets was 5.84% for the third quarter of 2003 and 5.96% for the first nine months of 2003, compared to 6.81% and 6.86%, respectively, for the same periods in 2002. Average interest earning assets were $1.950 billion for the third quarter and $1.898 for the first nine months of 2003, compared to $1.799 billion for the third quarter of 2002 and $1.756 billion for the first nine months of 2002.

Interest expense decreased $2.5 million or 34.8% in the third quarter of 2003 and $7.6 million or 33.1% for the nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to lower interest rates offset by higher average interest-bearing liabilities. The average rate on interest-bearing liabilities was 1.17% for the third quarter of 2003 and 1.33% for the first nine months of 2003, compared to 1.90% and 2.09%, respectively, for the comparable periods in 2002.  Average interest-bearing liabilities totaled $1.569 billion in the third quarter of 2003 and $1.535 billion for the first nine months of 2003, compared to $1.486 billion and $1.460 billion for the same periods last year.

Net interest income on a taxable equivalent basis increased by $0.3 million or 1.1% for the third quarter of 2003 and $2.0 million or 3.0% for first nine months of 2003 compared to the same periods last year. The net interest margin was 4.89% for the third quarter of 2003 and 4.88% for the first nine months of 2003 compared to 5.24% and 5.13%, respectively, for the same periods in 2002. In the current interest rate environment, net interest margin is expected to decline due to repricing of the loan and investment securities portfolios.

Provision for Loan Losses

A discussion of the Company’s accounting policy regarding the allowance for loan losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002

Allowance for loan losses:
Balance at beginning of period	$25,425	$24,868	$24,197	$24,564

Provision for loan losses	500	300	700	900

Loan charge-offs:
Real estate:
Mortgage-commercial	882	—	882	—
Mortgage-residential	15	—	15	110
Commercial, financial and agricultural	109	8	411	8
Consumer	238	77	376	366
Other	2	2	6	4
Total loan charge-offs	1,246	87	1,690	488

Recoveries:
Real estate:
Construction	75	—	159	—
Mortgage-commercial	6	1	1,052	2
Mortgage-residential	4	27	105	72
Commercial, financial and agricultural	13	2	197	13
Consumer	28	20	85	68
Other	—	—	—	—
Total recoveries	126	50	1,598	155

Net loan charge-offs	1,120	37	92	333

Balance at end of period	$24,805	$25,131	$24,805	$25,131

Annualized ratio of net loan charge-offs to average loans	0.32%	0.01%	0.01%	0.03%

The provision for loan losses was $500,000 for the third quarter of 2003, a 66.7% increase from the third quarter of 2002.

This increase was attributed to strong loan growth and an increase in net charge-offs, primarily consisting of an $882,000 commercial mortgage loan charge-off.

For the first nine months of 2003, the provision for loan losses was $700,000, representing a 22.2% decrease from the same period last year. Other than the $882,000 charge-off mentioned previously, there were no other significant charge-offs during the year.  Year-to-date recoveries totaled $1.6 million, and consisted primarily of a $1.0 million recovery on a commercial mortgage loan in the first quarter.

Net loan charge-offs, when expressed as an annualized percentage of average total loans, were 0.32% for the third quarter of 2003 and 0.01% for first nine months of 2003, compared to 0.01% and 0.03% for the same periods last year.

The allowance for loan losses, expressed as a percentage of total loans, was 1.73% at September 30, 2003, compared to 1.94% at September 30, 2002 and 1.88% at year-end 2002.  Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Nonaccrual loans:
Real estate:
Construction	$—	$—	$2,000
Mortgage-commercial	1,592	—	691
Mortgage-residential	61	311	197
Commercial, financial and agricultural	187	128	294
Consumer	3	—	1
Total nonaccrual loans	1,843	439	3,183

Other real estate	—	1,903	1,287
Total nonperforming assets	1,843	2,342	4,470

Loans delinquent for 90 days or more:
Real estate:
Construction	15	—	—
Mortgage-commercial	—	—	437
Mortgage-residential	82	85	30
Commercial, financial and agricultural	618	87	13
Consumer	7	17	16
Total loans delinquent for 90 days or more	722	189	496

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$2,565	$2,531	$4,966

Total nonperforming assets as a percentage of loans and other real estate	0.13%	0.18%	0.35%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.18%	0.19%	0.38%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.18%	0.19%	0.38%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $2.6 million at September 30, 2003, compared to $5.0 million from a year ago and $2.5 million from year-end 2002. The $2.0 million decrease in nonaccrual construction loans from September 30, 2002 was due to the loans being returned to an accrual status. The increase in nonaccrual commercial mortgage loans was attributed to one loan that totaled $1.6 million. There was no other real estate as of September 30, 2003 due to the sale of the three properties since year-end 2002.

There was one impaired loan which totaled $1.6 million at September 30, 2003, compared to zero at December 31, 2002 and September 30, 2002.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

Total other operating income was $3.9 million for the third quarter of 2003 and $11.3 million for the first nine months of 2003, an increase of 26.0% and 8.2%, respectively, from the same periods last year. Excluding securities transactions, other operating income increased by 14.8% for the third quarter of 2003 and 11.7% for the first nine months of 2003, compared to the same periods last year.  This increase was primarily driven by increases in trust income and gains on sale of residential mortgage loans.

Other Operating Expense

Total other operating expense was $14.3 million for the third quarter of 2003, relatively unchanged from the third quarter of 2002. For the first nine months of 2003, total operating expense was $41.0 million, an increase of 1.2% over the same period last year. Salaries and benefits totaled $7.6 million for the third quarter of 2003 and $21.9 million for the first nine months of 2003, compared to $7.4 million and $22.7 million for the same periods last year. During the third quarter of 2003, the Company added resources in the sales management, retail investment sales, and business banking areas which resulted in the increase over the same period last year in salaries and benefits expense.  Other operating expense decreased by $236,000 or 4.5% in the third quarter of 2003 compared to the same period last year. In the third quarter of 2003, the Company recognized $617,000 in merger-related expenses. In addition, in the third quarter of 2002, the Company recognized $976,000 in interest expense on a state tax assessment under appeal. For the first nine months of 2003, other operating expense increased by $1.2 million or 9.2% over the same period last year.  This was primarily attributed to merger-related expenses which totaled $1.3 million.

Income Taxes

The effective tax rate was 33.55% for the third quarter of 2003 and 33.82% for the first nine months of 2003, compared to 32.37% and 34.48%, respectively, for the same periods last year. This reduction was attributed to $1.1 million in State of Hawaii tax credits that the Company realized in the first nine months of 2003. The State’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.  In the fourth quarter of 2002, the Company invested $1.7 million in qualifying entities and received $6.0 million in state tax credits to be realized through 2006.

Financial Condition

Total assets at September 30, 2003 were $2.132 billion, an increase of 7.7% from the $1.980 billion reported at September 30, 2002. Compared to year-end 2002, total assets were up $103.6 million or 5.1%. Net loans grew 11.0% to $1,401.1 billion from a year ago and 10.7% from year-end 2002. Investment securities totaled $537.1 million, compared to $527.1 million a year ago and $540.9 million at year-end 2002. Total deposits at September 30, 2003 were $1.731 billion, an increase of $124.0 million or 7.7% over September 30, 2002. Compared to year-end 2002, total deposits grew by $89.8 million or 5.5%. Core deposits as of September 30, 2003 was $1.376 billion, an increase of 10.7% over September 30, 2002 and 7.4% over year-end 2002. Competition for deposits remains strong, and will continue to challenge the Company’s ability to gather low-cost retail funds. Long-term debt was $164.6 million at September 30, 2003, up 4.5% from the $157.5 million at September 30, 2002 and 11.8% from the $147.2 from December 31, 2002.

Capital Resources

Stockholders’ equity was $187.5 million at September 30, 2003, an increase of $20.3 million or 12.2% from a year ago, and an increase of $14.0 million or 8.1% from year-end 2002.  When expressed as a percentage of total assets, stockholders’ equity increased to 8.79% at September 30, 2003, from 8.44% a year ago and 8.55% at year-end 2002. Book value per share at September 30, 2003 was $11.69, compared to $10.49 at September 30, 2002 and $10.86 at year-end 2002.

On September 15, 2003, the board of directors declared a third quarter cash dividend of $2.6 million or $0.16 per share, an increase of 61.1% and 60.0%, respectively, over the same periods last year.  Year-to-date 2003 dividends declared of $7.7 million or $0.48 per share represent an increase of 66.3% and 65.5%, respectively, over the same periods in 2002.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2003:
Leverage capital	$209,335	10.01%	$83,682	4.00%	$125,653	6.01%
Tier 1 risk-based capital	209,335	12.98	64,528	4.00	144,807	8.98
Total risk-based capital	230,435	14.28	129,056	8.00	101,379	6.28

At December 31, 2002:
Leverage capital	$176,418	8.99%	$78,487	4.00%	$97,931	4.99%
Tier 1 risk-based capital	176,418	11.57	60,991	4.00	115,427	7.57
Total risk-based capital	195,552	12.82	121,982	8.00	73,570	4.82

In addition, FDIC-insured institutions such as the Company’s subsidiary, Central Pacific Bank (the “Bank”), must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2003:
Leverage capital	$184,828	8.89%	$104,010	5.00%	$80,818	3.89%
Tier 1 risk-based capital	184,828	11.58	95,792	6.00	89,036	5.58
Total risk-based capital	204,849	12.83	159,653	10.00	45,196	2.83

At December 31, 2002:
Leverage capital	$170,708	8.71%	$97,983	5.00%	$72,725	3.71%
Tier 1 risk-based capital	170,708	11.21	91,362	6.00	79,346	5.21
Total risk-based capital	189,817	12.47	152,271	10.00	37,546	2.47

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 filed with the SEC.  No significant changes have occurred during the three and nine months ended September 30, 2003.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 filed with the SEC.  No significant changes have occurred during the three and nine months ended September 30, 2003.

Item 4.             Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company’s Management, including the Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to the “Overview of Material Events” in Part I, Item 2, for information relating to legal proceedings involving matters related to the proposed business combination with CBBI.

Items 2, 3, 4 and 5.

Items 2, 3, 4 and 5 are omitted pursuant to instructions to Part II.

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

(b)         Reports on Form 8-K

The Company filed the following report on Form 8-K during the third quarter of 2003:

(1)          July 23, 2003, under Item 9, regarding the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	November 12, 2003	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date:	November 12, 2003	/s/ Neal K. Kanda
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