Form 10-K
period 2003-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2004-03-10
CIK 701347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 0-10777

Central Pacific Financial Corp.
(Exact name of registrant as specified in its charter)

Hawaii (State or other jurisdiction of incorporation or organization)	99-0212597 (I.R.S. Employer Identification No.)
220 South King Street, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip Code)

Registrant's telephone number, including area code:
 (808) 544-0500

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

        As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $383,487,000.

        As of February 27, 2004, the number of shares of common stock of the registrant outstanding was 16,083,433 shares.

        The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2003	Part III

PART I

Forward-Looking Statements

        This document contains forward-looking statements. Such statements include, but are not limited to, (i) statements about the benefits of a merger between Central Pacific Financial Corp. ("CPF" or "Company") and CB Bancshares, Inc. ("CBBI"), including future financial and operating results, costs savings and accretion to reported and cash earnings that may be realized from such merger; (ii) statements with respect to CPF's plans, objectives, expectations and intentions and other statements that are not historical facts; and (iii) other statements identified by words such as "believes", "expects", "anticipates", "estimates", "intends", "plans", "targets", "projects" and other similar expressions. These statements are based upon the current beliefs and expectations of CPF's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements.

        The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the business of CPF and CBBI may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; (3) revenues following the merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the merger; (5) the regulatory approvals required for the merger may not be obtained on the proposed terms; (6) the failure of CPF's and CBBI's shareholders to approve the merger; (7) competitive pressures among depository and other financial institutions may increase significantly and may have an effect on pricing, spending, third-party relationships and revenues; (8) the strength of the United States economy in general and the strength of the Hawaii economy may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the combined company's loan portfolio and allowance for loan losses; (9) changes in the U.S. legal and regulatory framework; and (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on the combined company's activities.

        Additional factors that could cause CPF results to differ materially from those described in the forward-looking statements can be found in CPF's reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the Securities and Exchange Commission ("SEC") and available at the SEC's Internet web site (www.sec.gov). All subsequent written and oral forward-looking statements concerning the proposed transaction with CBBI or other matters attributable to CPF or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. CPF does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

        CPF has filed with the SEC an amended registration statement on Form S-4 to register the shares of CPF common stock to be issued in a proposed exchange offer. The registration statement is not final and will be further amended. Subject to future developments, CPF may file proxy statements for solicitation of proxies from CBBI or CPF shareholders, in connection with meetings of such shareholders at a date or dates subsequent hereto and may file a tender offer statement. Investors and security holders are urged to read the registration statement and proxy statements and any other relevant documents (when available), including the tender offer statement if filed, filed with the SEC, as well as any amendments or supplements to those documents, because they contain and will contain important information. Investors and security holders may obtain a free copy of documents filed with the SEC at the SEC's Internet web site at (www.sec.gov). Such documents may also be obtained free of charge from CPF by directing such request to: Central Pacific Financial Corp., 220 South King Street, Honolulu, Hawaii 96813, Attention: David Morimoto, (808) 544-0627.

        CPF, its directors and executive officers and certain other persons may be deemed to be "participants" if CPF solicits proxies from CBBI and CPF shareholders. A detailed list of the names, affiliations and interests of the participants in any such solicitation is contained in CPF's definitive proxy revocation statement as filed on May 22, 2003. Information about the directors and executive officers of CPF and their ownership of and interests in CPF stock is set forth in the proxy statement for CPF's 2003 Annual Meeting of Shareholders.

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

        The Bank also owns 99.8% and the Company owns 0.2% of the outstanding common stock of CPB Real Estate, Inc. ("CPBREI"), a real estate investment trust, which acquires, holds and manages stable, long-term real estate related assets including residential mortgage loans, commercial real estate loans and mortgage-backed securities. In addition to common stock, CPBREI has preferred stock outstanding, consisting of 1,000 shares of Class A preferred stock, 100 shares of Class B preferred stock and 92 shares of Class C preferred stock. At December 31, 2003, the Bank held 876 shares of CPBREI Class A preferred stock and 92 shares of CPBREI Class C preferred stock, and employees or former employees held 124 shares of CPBREI Class A preferred stock. CPBREI, incorporated in March 1998, was established to provide the Company with an alternate means of raising capital and to enhance federal and state tax strategies. The impact of the tax strategies is discussed in Note 16 to the Consolidated Financial Statements.

        In 2003, the Company formed three wholly-owned subsidiaries, CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III, for the purpose of issuing trust preferred securities. These subsidiaries are discussed in further detail in Note 9 to the Consolidated Financial Statements.

        The Company's internet site can be found at www.centralpacificbank.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found on the Company's internet site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        The principal office of the Company is located at 220 South King Street, Honolulu, Hawaii 96813, and its telephone number is (808) 544-0500.

Banking Services

        The Bank is a full-service commercial bank that has twenty-four banking offices and seventy-eight ATMs located throughout the State of Hawaii as of December 31, 2003. The Bank's administrative and main offices are located in Honolulu, and there are eighteen other branches on the island of Oahu. In addition, the Bank operates two branches on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii.

        Through its network of banking offices, the Bank emphasizes personalized services and offers a full range of banking services and products to small- and medium-sized businesses, professionals and individuals in Hawaii.

Market Area and Competition

        The Bank competes in the financial services industry. The Hawaii market consists of six commercial banks, three savings banks, one finance company and numerous credit unions.

        Bancwest Corporation had $38.4 billion in assets at year-end 2003. First Hawaiian Bank, the Hawaii-based subsidiary bank, has approximately 24% of the deposits in the State of Hawaii.

        Bank of Hawaii Corporation had $9.5 billion in total assets at year-end 2003. Bank of Hawaii, its largest subsidiary, has approximately 24% of the deposits in the State of Hawaii.

        American Savings Bank, a subsidiary of Hawaiian Electric Industries, Inc., held $6.5 billion in assets at year-end 2003. American Savings Bank has approximately 15% of the deposits in the State of Hawaii.

        Based on total consolidated assets at December 31, 2003, the Company is the third largest bank holding company in the State of Hawaii and the Bank is the third largest commercial bank in the state maintaining approximately 7% of the deposit market share. With $2.2 billion in assets, the Bank is positioned in the market as a local community bank that is large enough to provide a wide range of banking services, yet small enough to deliver personalized service. In order to compete with the other financial services providers in the State of Hawaii, the Bank principally relies upon local promotional activities, personal relationships with its customers established by officers, directors and employees, and specialized services tailored to meet the needs of the communities it serves. The Bank remains competitive with pricing and superior service levels. The Bank also has a strong capital base that can support expansion opportunities that may better serve the community.

        At year-end 2003, personal income levels in Hawaii were forecasted to rise 5.4% above year-end 2002, similar to the growth rate for the entire United States for the comparable period. Through July 2003, Hawaii's population grew by an estimated 1.4% from the same period a year ago, compared to an U.S. Census Bureau estimated 1.0% growth rate for the entire United States. The state's unemployment rate in December 2003 was 3.8%, compared to the 3.6% reported a year ago. The national unemployment rate was 5.4% at December 2003, compared to 5.7% at December 2002. The top five industries in the state, representing approximately 69.7% of total jobs, include: government, food service and accommodation, retail, healthcare, and professional services. The state's housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales in 2003 were $3.5 billion, an increase of 35.1% over 2002. The 2003 median sales price for single family homes and condominiums increased by 14.0% and 12.5%, respectively. In 2003, the number of construction jobs grew by 4.6% and the number of building permits increased by approximately 15.6% over the prior year. The state's tourism industry showed slight improvement over 2002. Total visitor days increased by 3.0% and average length of stay increased 3.7%, despite a slight decrease of 0.7% in total visitor arrivals in 2003. Japanese visitor arrivals were down 10.7% in 2003, compared to the 2.9% decrease reported in 2002.

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

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on the Company's interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and Bank, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

        The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

        From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company and its subsidiaries. See "ITEM 1. BUSINESS—Supervision and Regulation."

Supervision and Regulation

  General

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relates to the operations of the Company. The description is qualified in its entirety by reference to the applicable laws and regulations.

  The Company

        The Company is a registered bank holding company, and subject to regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require.

        The Federal Reserve Board may require the Company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain Federal Reserve Board approval prior to purchasing or redeeming its equity securities.

        Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS.—Supervision and Regulation—Capital Standards."

        The Company is required to obtain prior Federal Reserve Board approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is also required for the merger or consolidation of the company and another bank holding company.

        The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior Federal Reserve Board approval, the Company may engage in any, or acquire shares of companies engaged in, activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        Under Federal Reserve Board regulations, the Company is required to serve as a source of financial and managerial strength to the Company's subsidiary bank and may not conduct operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of Federal Reserve Board regulations or both.

        The Company is also a "financial institution holding company" within the meaning of Section 412:1-109 of the Hawaii Revised Statutes. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the Hawaii Commissioner of Financial Institutions (the "Commissioner").

        The Company's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

  The Bank

        As a Hawaii chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the Commissioner and the FDIC, as well as certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank operations are unsatisfactory or that the Company is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank's growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a Hawaii-chartered bank, would result in a revocation of the Bank's charter. The Commissioner separately has many of the same remedial powers.

  The Sarbanes-Oxley Act of 2002

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

  •
  the creation of a five-member oversight board appointed by the SEC that will set standards for accountants and have investigative and disciplinary powers;

  •
  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

  •
  increased penalties for financial crimes;

  •
  expanded disclosure of corporate operations and internal controls and required executive certification of financial presentations;

  •
  increased requirements for board audit committees and their members;

  •
  enhanced controls on, and reporting of, insider trading; and

  •
  statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

  USA Patriot Act of 2001

        The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

  •
  standards for verifying customer identification at account opening and maintaining expanded records;

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by non-financial businesses filed with the U.S. Treasury Department for cash transactions exceeding $10,000; and

  •
  suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

  Fair and Accurate Credit Transactions Act

        In December 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act ("FACT Act") which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission ("FTC") are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

  Privacy

        Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company has implemented its privacy policies in accordance with the law.

        On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations "to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand." The concept release lists more than 40 questions regarding which the agencies seek comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

  Interagency Guidance on Response Programs to Protect Against Identity Theft

        On August 12, 2003, the federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

  •
  interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers' information; and

  •
  describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

The Company is not able at this time to determine the impact of any such proposed guidance on the Company's financial condition or results of operation.

  Dividends and Other Transfers of Funds

        Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $145.4 million at December 31, 2003. In addition, the Commissioner and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Compliance with the capital standards set forth by the FDIC or restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or Company may pay. The Commissioner may impose similar limitations on the conduct of Hawaii-chartered banks. See "ITEM 1. BUSINESS—Supervision and Regulation—Capital Standards" and "ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms" for further discussion of restrictions on capital distributions.

  Transactions with Affiliates

        The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Company unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Company to or in any affiliate are limited, individually, to 10.0% of the Company's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Company's capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank or its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on the Company under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms."

  Capital Standards

        The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

        The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. "Tier II capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

        The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. The Company's and Bank's capital ratios compared to the minimum regulatory capital requirements as of December 31, 2003 are discussed in Note 24 to the Consolidated Financial Statements.

        The Federal Reserve has not issued guidance regarding the possible disqualification or limitation of trust preferred securities from Tier 1 capital status notwithstanding recently issued accounting pronouncements impacting trust preferred securities (see Note 25 to the Consolidated Financial Statements). To the extent that these capital instruments are not allowed to be included as Tier 1 capital, the capital position of the Bank could be adversely affected. Trust-preferred securities currently make up 21.4% of the Bank's Tier 1 capital.

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

        Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Act:

  •
  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

  •
  subordinate-lien loans of 10 percentage points above Treasury securities, and

  •
  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn't be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

        The Company does not expect these rules and potential state action in this area to have a material impact on the Company or the Bank's financial condition or results of operation.

  Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Bank exceeded the required ratios for classification as "well capitalized."

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

  Premiums for Deposit Insurance

        Through the Bank Insurance Fund ("BIF"), the FDIC insures the Bank's customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

        The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The Bank's current assessment rate is zero. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The BIF is required by law to maintain a minimum ratio of 1.25% of insured deposits. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

        The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of a company's subsidiary depository institutions could have a material adverse effect on the company's earnings, depending on the collective size of the particular institutions involved.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates for the fourth quarter of fiscal 2003 were 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

  Interstate Banking and Branching

        Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and non-governmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

        On February 6, 2004, the federal banking agencies proposed amendments to the CRA regulations that would:

  •
  increase the definition of "small institution" from total assets of $250 million to $500 million, without regard to any holding company; and

  •
  take into account abusive lending practices by a bank or its affiliates in determining a bank's CRA rating.

        A bank's compliance with its CRA obligations is based upon a performance-based evaluation system that bases CRA ratings on an institution's lending service and investment performance. When a bank applies for approval to acquire another bank, the banking regulators will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank's most recent CRA exam on August 23, 2002 resulted in a rating of satisfactory.

  Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

  Nonbank Subsidiaries

        The Company's non-bank subsidiaries, CPF Trust I, CPF Trust II, and CPF Statutory Trust III, are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

  Advising Funds

        On January 5, 2004, the Federal banking agencies jointly issued a policy statement on banks and thrifts providing financial support to funds advised by the banking organizations or their affiliates. The policy is addressed primarily to those financial institutions that advise investment funds—including mutual funds, alternative strategy funds, collective investment funds, and other such funds—where the banking organization, its subsidiaries or its affiliates are the investment adviser and receive a fee for their investment advice.

        The policy statement alerts bank management to adopt appropriate policies and procedures designed to ensure that the bank will not:

  •
  inappropriately place its resources and reputation at risk for the benefit of the funds' investors and creditors;

  •
  violate applicable legal requirements, including the limits and requirements regarding transactions with affiliates, or any special supervisory condition imposed by the banking agencies; or

  •
  create an expectation that the bank will prop up the advised fund.

        Further, a banking organization is expected to maintain appropriate controls over investment advisory activities that include:

  •
  establishing alternative sources of emergency support from the parent holding company, non-bank affiliates or external third parties prior to seeking support from the bank;

  •
  instituting effective policies and procedures for identifying potential circumstances triggering the need for financial support and the process for obtaining such support;

  •
  implementing effective risk management;.

  •
  implementing policies and procedures to ensure compliance with disclosure and advertising requirements to clearly differentiate the investments in advised funds from obligations of the bank or insured deposits; and

  •
  ensuring proper regulatory reporting of contingent liabilities arising out of its investment advisory activities.

        The Company is evaluating the policy statement and will take appropriate actions to comply.

Employees

        At February 27, 2004, the Company employed 506 persons, 468 on a full-time basis and 38 on a part-time basis. The Company is not a party to any collective bargaining agreement.

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

        Deterioration of economic conditions in Hawaii could adversely affect the Company's loan portfolio and reduce the demand for the Company's services.    The Company focuses its business primarily in Hawaii. A deterioration in economic conditions in its market area could have a material adverse impact on the quality of its business. Factors which could impact the Hawaii economy include: declines in the tourism and airline industries, declines in the U.S. mainland and Japan economies, and consequences from national and international political events. An economic slowdown in Hawaii could have the following consequences, any of which could reduce the Company's net income:

  •
  loan delinquencies may increase;

  •
  problem assets and foreclosures may increase;

  •
  claims and lawsuits may increase;

  •
  demand for the Company's products and services may decline; and

  •
  collateral for loans may decline in value below the principal amount owed by the borrower.

        If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses.    A significant source of risk arises from the possibility that losses will be sustained if a significant number of the Company's borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to minimize this risk. Such policies and procedures include establishing and reviewing the allowance for loan losses, assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results of operations.

        Loan loss allowances may not cover actual loan losses.    If the Company's actual loan losses exceed the amount the Company has in the allowance for probable losses, it will hurt the Company's business. The Company attempts to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. The Company creates allowances for estimated loan losses in its accounting records. The Company bases these allowances on estimates of the following:

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

        Governmental regulation may impair the Company's operations or restrict its growth.    The Company and the Bank are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting the Company's business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect the Company's business. In addition to governmental supervision and regulation, the Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. The Company is subject to the rules and regulations of the Federal Reserve Board. If the Company fails to comply with federal and state bank regulations, the regulators may limit the Company's activities or growth, fine or ultimately put the Company out of business. Banking laws and regulations change from time to time. Bank regulations can hinder the Company's ability to compete with financial services companies that are not regulated or are less regulated. Federal and state bank regulatory agencies regulate many aspects of the Company's operations. These areas include:

  •
  the capital that must be maintained;

  •
  the kinds of activities that can be engaged in;

  •
  the kinds and amounts of investments that can be made;

  •
  the locations of offices;

  •
  how much interest can be paid on demand deposits;

  •
  insurance of deposits and the premiums that must be paid for this insurance; and

  •
  how much cash must set be aside as reserves for deposits.

        Competition may adversely affect the Company's performance.    The financial services business in the Company's market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Bank faces competition both in attracting deposits and in making loans. The Bank competes for loans principally through the interest rates and loan fees the Bank charges and the efficiency and quality of services the Bank provides. Increasing levels of competition in the banking and financial services businesses may reduce the Company's market share or cause the prices it charges for its services to fall. The Company's results may differ in future periods depending upon the nature or level of competition.

        The Company's stock price may be volatile, which could result in substantial losses for the Company's shareholders.    The market price of the Company's common stock could be subject to wide fluctuations in response to a number of factors, including:

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

ITEM 2. PROPERTIES

        The Bank holds title to the land and building in which the Company's and Bank's headquarters, Kaimuki branch office, Hilo branch office and Kailua-Kona branch office are located. The Bank also holds title to the buildings in which the Moiliili branch office and operations center are located, and a portion of land on which the Moiliili branch office is located. The remaining land on which the Moiliili branch and all of the land on which the operations center are located are leased.

        All other Bank properties are occupied under leases that expire on various dates through 2038. These leases generally contain renewal options for periods ranging from 5 to 15 years. For the year ended December 31, 2003, net rent expense under these leases aggregated $3.7 million. For additional information relating to lease rental expense and commitments, see Note 15 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        Please refer to "ITEM 7. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Proposed Acquisition of CB Bancshares, Inc." in Part I, Item 7, for information relating to legal proceedings involving matters related to the proposed business combination with CBBI. In addition, the Company is a party to ordinary routine litigation incidental to its business, none of which is considered likely to have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock is traded on the New York Stock Exchange under the ticker symbol "CPF". As of December 31, 2003, there were 1,940 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

        The following table sets forth information on the range of high and low sales prices of the Company's common stock and cash dividends declared as of the dates indicated.

Market Prices and Cash Dividends Declared

	Stock Price
				Cash Dividends Declared
	High	Low	Close
2003	$31.08	$24.06	$30.04	$0.64
Fourth Quarter	30.50	24.65	30.04	0.16
Third Quarter	27.98	24.06	24.50	0.16
Second Quarter	29.41	24.15	27.70	0.16
First Quarter	31.08	25.45	25.45	0.16
2002	$31.24	$13.82	$27.45	$0.40
Fourth Quarter	31.24	22.16	27.45	0.11
Third Quarter	23.68	13.82	23.09	0.10
Second Quarter	23.38	17.00	22.98	0.10
First Quarter	17.43	14.63	17.18	0.09

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$110,231	$118,462	$129,873	$126,783	$112,840
Total interest expense	20,178	29,483	51,421	55,559	44,418
Net interest income	90,053	88,979	78,452	71,224	68,422
Provision for loan losses	700	1,000	3,000	4,500	3,700
Net interest income after provision for loan losses	89,353	87,979	75,452	66,724	64,722
Other operating income	15,834	15,282	14,113	12,887	13,103
Other operating expense	55,578	55,023	50,683	49,592	53,448
Income before income taxes	49,609	48,238	38,882	30,019	24,377
Income taxes	15,669	14,955	10,177	10,585	8,051
Net income	33,940	33,283	28,705	19,434	16,326
Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$5,145	$39,358	$29,277	$11,506	$9,828
Investment securities(1)	554,957	540,924	391,947	384,619	321,670
Loans	1,443,154	1,289,892	1,266,949	1,290,145	1,167,466
Allowance for loan losses	24,774	24,197	24,564	22,612	20,768
Total assets	2,170,268	2,028,163	1,835,641	1,816,918	1,646,491
Core deposits(2)	1,419,100	1,280,471	1,082,131	944,661	958,749
Total deposits	1,753,284	1,641,101	1,450,925	1,363,066	1,305,654
Long-term debt	184,184	147,155	175,572	220,970	98,279
Total shareholders' equity	194,599	173,443	147,070	143,312	144,079
Per Share Data:(3)
Basic earnings per share	$2.12	$2.09	$1.75	$1.09	$0.85
Diluted earnings per share	2.07	2.04	1.72	1.07	0.84
Cash dividends declared	0.64	0.40	0.34	0.31	0.28
Book value	12.11	10.86	9.27	8.47	7.76
Weighted average shares outstanding (in thousands)	16,027	15,931	16,410	17,834	19,260
Financial Ratios:
Return on average assets	1.64%	1.74%	1.60%	1.16%	1.03%
Return on average shareholders' equity	18.33	20.55	19.34	13.55	10.93
Average shareholders' equity to average assets	8.95	8.46	8.27	8.57	9.41
Efficiency ratio(4)	52.97	53.02	55.59	58.43	65.36
Net interest margin(5)	4.79	5.11	4.76	4.59	4.64
Net charge-offs to average loans	0.01	0.04	0.08	0.22	0.26
Nonperforming assets to year-end loans & other real estate(6)	0.25	0.18	0.25	0.80	0.94
Allowance for loan losses to year-end loans	1.72	1.88	1.94	1.75	1.77
Allowance for loan losses to nonaccrual loans	688.74	5,511.85	1,014.62	265.27	214.21
Dividend payout ratio	30.19	19.14	19.14	27.98	32.35

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made. Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact the Company's consolidated financial statements as of or for the periods presented. Management has discussed the development and selection of the critical accounting estimates discussed below with the audit committee of the Board of Directors, and the audit committee has reviewed the accompanying disclosures.

        Allowance for Loan Losses.    The Company maintains the allowance for loan losses ("Allowance") at an amount sufficient to absorb losses inherent in the Company's loan portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate net loan charge-offs on other loans, the Company performs a migration analysis and considers other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on management's estimate of the level of Allowance required, a provision for loan losses ("Provision") is recorded to maintain the Allowance at an appropriate level. Since the Company cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs are impacted by numerous conditions beyond the control of the Company, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. For example, based on the results of the migration analysis, estimated loss rates of 0.29% to 0.32% could have been applied to residential mortgage loans. Management applied the highest estimated loss rate within the range, or 0.32%, and followed this approach for all loan categories. Applying the lowest estimated loss rates to all loan categories could have resulted in a $3.0 million reduction in Allowance and Provision.

        Defined Benefit Retirement Plan.    Defined benefit plan obligations and related assets of defined benefit retirement plans are presented in Note 13 to the Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2003, the Company used a weighted-average discount rate of 6.25% and an expected long-term rate of return on plan assets of 7.00%, which affected the amount of pension liability recorded as of year-end 2003 and the amount of pension expense to be recorded in 2004. At December 31, 2002, a weighted-average discount rate of 6.75% and an expected long-term rate of return on plan assets of 9.00% were used in determining the pension liability recorded as of year-end 2002 and the amount of pension expense recorded in 2003. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded. An increase in the discount rate or asset return rate would reduce pension expense in 2004, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2004 pension expense by $67,000 and year-end 2003 pension liability by $750,000, while a 0.25% change in the asset return rate would impact 2004 pension expense by $53,000.

Executive Summary

        The year 2003 presented both significant opportunities and successes as well as significant challenges to the Company. The Company and the Bank posted another year of record earnings in 2003 and experienced moderate balance sheet growth. The Company commenced the year with the listing of its common stock on the New York Stock Exchange ("NYSE") and celebrated the event with a market-closing bell-ringing appearance at the NYSE. In April 2003, the Company's shareholders approved the Company's name change from "CPB Inc." to "Central Pacific Financial Corp.". The new name reflects the broader scope of financial services provided to customers and is a more descriptive and recognizable moniker. In keeping with its new name, the Company expanded its menu of financial services offerings with the establishment of a new wealth management division. This new division added asset management services to our existing trust and non-deposit investment services array. The Company has assembled a strong team of dedicated and experienced financial services professional by complementing its experienced banking staff with key hires in its commercial banking and wealth management divisions. Evidencing the success of these efforts, the Company surpassed its loan growth goals in 2003, and posted increases in deposits and all major categories of other operating income, exclusive of the gain on curtailment of pension obligation recognized in 2002. Following an 87% increase in the Company's common stock price in 2002, it increased its dividend rate by 60% in 2003 and achieved a 9.4% increase in common stock price in 2003, resulting in an 11.8% total return to shareholders.

        While enjoying these successes, the Company also faced a number of challenges in 2003. The historically low market interest rate environment created pressure on the Company's net interest income, its primary source of earnings, as loan and investment yields declined at a faster rate than deposit and borrowing rates. Competition within the State of Hawaii has been fierce, with three large financial institutions and numerous smaller banks, thrifts and credit unions striving for growth, resulting in local competitive pricing pressures on top of national market-based interest rate environment. Credit quality, another key performance factor, has been strong during the past year. While net charge-offs and nonperforming assets remained at relatively low levels throughout the year, gross loan losses and year-end nonperforming loans reflected an increase over 2002 levels. Since the public announcement in April 2003 of the Company's desire and intention to acquire CBBI, the two companies have been engaged in contentious proceedings. While the Company continues to believe that the proposed combination would produce positive results for all of its constituencies, including shareholders, customers, employees and the community, the consummation of the proposed combination is subject to a number of conditions. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Proposed Acquisition of CB Bancshares, Inc." for further discussion of this effort.

        The Company's strategic plan for 2004 and beyond is focused on growth and diversification of earnings. The Company plans to open at least two new branches in 2004, it added dedicated financial services professionals to serve the small business and residential mortgage markets, and it expects the wealth management division to generate at least $1 million in additional non-interest income during 2004. With these investments, coupled with its existing financial services network of people and branches, the Company believes that it is well positioned to achieve continued market share and revenue growth in 2004 and into the future. At the same time, the cost of its investments, the interest rate environment and the competitive landscape will likely result in that growth occurring at lower profit margins, resulting in modest improvement in earnings in 2004.

Overview of Results

        Net income in 2003 of $33.9 million increased by $0.7 million or 2.0% over the $33.3 million earned in 2002, which increased by $4.6 million or 15.9% over the $28.7 million earned in 2001. Diluted earnings per share of $2.07 in 2003 increased by 1.5% over 2002's earnings of $2.04 per share, which increased by 19.0% over 2001's $1.72 earnings per share. Cash dividends declared in 2003 of $0.64 per share increased by 60.0% over the $0.40 per share declared in 2002, which increased by 17.6% over the $0.34 per share declared in 2001. Return on average assets was 1.64% in 2003, a decrease from 1.74% in 2002, which compared to 1.60% in 2001. Return on average equity of 18.33% in 2003 also decreased from 20.55% in 2002, which increased from 19.34% in 2001. The Company's efficiency ratio, a common banking measure of productivity where a lower ratio indicates a higher level of profitability, improved to 52.97% in 2003 from 53.02% in 2002 and 55.59% in 2001. The significant items affecting the comparability of the years' performance include $1.3 million in expenses incurred in 2003 related to the proposed acquisition of CBBI, a $1.4 million gain on curtailment of pension obligation recognized in 2002, and a $3.8 million federal income tax benefit recognized in 2001. 2003's earnings improvement reflected double-digit loan growth, offset by a decline in net interest margin, a low level of Provision, and moderate increases in other operating income and other operating expenses. The earnings improvement in 2002 can be attributed to double-digit deposit growth, an unusually high net interest margin and a low level of Provision. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Results of Operations" for further discussion of the earnings for 2001, 2002 and 2003.

        Total assets of $2.17 billion at December 31, 2003 increased by $141.4 million or 7.0% over the $2.03 billion at year-end 2002. Loans totaled $1.44 billion at year-end 2003, an increase of $153.3 million or 11.9% over 2002. Increases in residential mortgage loans were fueled by heavy refinancing activity during the year as mortgage interest rates dropped to historically low levels. Commercial mortgage lending also increased due to increased construction activity brought about by the low interest rate environment and improving economic conditions. Total deposits of $1.75 billion increased by $112.2 million or 6.8% over the $1.64 billion held at year-end 2002 reflecting increases in business checking accounts and personal savings accounts. Shareholders' equity of $194.6 million increased by $21.2 million or 12.2%. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Financial Condition" for further discussion of the key components of the balance sheet and changes in assets, liabilities and shareholders' equity.

Proposed Acquisition of CB Bancshares, Inc.

        On March 17, 2003, the Company presented to senior management of CBBI a proposal to merge the Company and CBBI, and shortly thereafter sent CBBI a letter reiterating the terms of its offer. On April 16, 2003, the Company sent CBBI a new letter setting forth the terms of its offer to merge with CBBI, which were substantially equivalent to the terms in its March offer, and publicly announced that it had made an offer to CBBI that had a value of $70 per share of CBBI common stock (or $67.34 as adjusted for the 10% stock dividend CBBI announced) based on the closing price of the Company's common stock on April 14, with 30% of the consideration consisting of cash and 70% consisting of the Company's common stock. On May 4, 2003, CBBI announced that its board of directors rejected the Company's offer.

        On May 9, 2003, the Company withdrew its original offer and presented a new offer to CBBI with a value of $70.10 per CBBI share (or $63.73 as adjusted for the dividend, consisting of 1.6005 shares of the Company's common stock and $22.27 in cash) based on the closing price of the Company's common stock on May 8, with 35% of the consideration consisting of cash and 65% consisting of the Company's common stock. On May 12, 2003, CBBI announced that its board of directors rejected the Company's new offer.

        The Company filed an application and notice with the Federal Reserve Board for approval to acquire control of a majority of the outstanding shares of CBBI common stock. The Federal Reserve Board approved the Company's application, subject to certain restrictions, on December 15, 2003, while the U.S. Department of Justice confirmed that the proposed transaction would not have a significantly adverse effect on competition. As the Federal Reserve Board's approval is scheduled to expire on March 15, 2004, the Company submitted a request on March 1, 2004 for an extension of the deadline for consummation of the proposed transaction. The Company also filed an application to acquire control of CBBI with the Hawaii Commissioner of Financial Institutions, who approved the Company's application on February 3, 2004.

        The CBBI board of directors has taken a number of actions to resist the proposed business combination. The Company is continuing to pursue a business combination with CBBI because the Company believes such a combination will benefit its shareholders and CBBI's shareholders, as well as customers and employees of both companies and the State of Hawaii in general.

        The consummation of the proposed business combination is subject to numerous conditions including, without limitation, satisfaction of the conditions applicable to the regulatory approvals, receipt of required approval of the shareholders of both the Company and CBBI, receipt of either approval of the Company's acquisition of CBBI common stock by CBBI shareholders or approval or exemption of the Company's acquisition by CBBI's board of directors under the Hawaii Control Share Acquisitions statute (or inapplicability or invalidity of that statute), effectiveness of the Company's registration statement on Form S-4, CBBI's 1989 Rights Agreement not having been triggered before August 4, 2003, and inapplicability of CBBI's 2003 Rights Agreement to the transaction.

        Further information relating to the Company's proposed business combination with CBBI can be found in the registration statement on Form S-4, File No. 333-104783, filed by the Company with the SEC on April 28, 2003, and amendments thereto filed on May 5, 2003, May 9, 2003, July 17, 2003, September 5, 2003 and September 19, 2003, respectively (the "Registration Statement").

        CBBI and the Company are parties to ongoing litigation in connection with the proposed business combination. In connection with this litigation, CBBI and the Company have taken the actions described below.

Central Pacific Financial Corp. v. CB Bancshares, Inc. et al.: Civil No. 03-1-1014 VSM

        On May 14, 2003, the Company filed a complaint in the First Circuit of Hawaii against CBBI seeking (i) a declaration that a meeting of CBBI's shareholders called for May 28, 2003 was improper and violated the Hawaii Control Share Acquisition Statute (the "HCSAS"), (ii) that CBBI be enjoined from soliciting or distributing proxy statements in preparation for such meeting, and (iii) that CBBI be enjoined from holding the May 28 meeting.

        By stipulation dated June 25, 2003, this complaint was withdrawn with prejudice.

        On May 20, 2003, prior to the Company's withdrawing its complaint, CBBI filed an answer and counterclaims to the Company's May 14, 2003 complaint. CBBI's counterclaims assert that the Company violated the HCSAS or CBBI bylaws by: (i) entering into a voting agreement with a third party; (ii) entering into that agreement less than 30 days prior to the May 28, 2003 shareholders' meeting; (iii) seeking to cancel the May 28, 2003 meeting and schedule a new meeting; and (iv) noticing the new meeting for June 26, 2003.

        In addition to its counterclaims, on July 21, 2003, CBBI filed a complaint against the Company in the First Circuit of Hawaii. This complaint was largely duplicative of the counterclaims that CBBI filed on May 20, 2003 that contend that the Company violated the HCSAS by entering into a voting agreement with a third party, although the complaint added allegations that the Company had entered into voting agreements with certain other, unnamed shareholders as well. As in the counterclaims,

CBBI sought declaratory and injunctive relief to enforce the sanctions in the HCSAS, including an order directing that: (i) the voting rights and transferability of the CBBI shares held by the Company, the third party and the other CBBI shareholders who allegedly entered into agreements with the Company be suspended for one year; and (ii) the CBBI shares held by these entities be subject to redemption at book value.

        On August 18, 2003, the Company filed motions pursuant to Haw. R. Civ. P. 12(c) and 12(b)(6), respectively, for judgment on the pleadings on CBBI's May 20, 2003 counterclaims and to dismiss CBBI's July 21, 2003 complaint with prejudice. These motions came on for hearing on September 29, 2003. The motion for judgment on the pleadings on CBBI's May 20, 2003 counterclaims was denied. The motion to dismiss CBBI's July 21, 2003 complaint was granted but without prejudice for CBBI to amend its counterclaim to reflect the claims in the July 21, 2003 complaint.

        Pursuant to the court's September 29, 2003 ruling, CBBI did file an amended counterclaim on October 31, 2003 to reflect the claims that it had made in its July 21, 2003 complaint. The Company filed a counterclaim to this counterclaim on December 5, 2003 which, as amended on December 18, 2003, alleges that CBBI: (i) tortiously interfered with the Company's agreement with a CBBI shareholder to cooperate with the Company, and (ii) unlawfully sought to buy votes by threatening to redeem its shareholders' shares if they did not vote with CBBI and against the Company's proposal.

        The parties are currently in discovery on this action.

Central Pacific Financial Corp. v. CB Bancshares, Inc. et al.: Civil No. 1560-07 VSM

        On July 30, 2003, the Company filed a complaint in the First Circuit of Hawaii against CBBI and its board of directors ("the "CBBI Board") seeking declaratory and injunctive relief with respect to certain aspects of CBBI's "poison pill" rights agreement and a recent bylaw amendment. The Company alleges that CBBI's poison pill violates Hawaii law and the CBBI Board's fiduciary duties in three respects: First, the term "Person" in the poison pill is broadly defined to include "without limitation, an unincorporated group of person who, by formal or informal agreement or arrangement (whether or not in writing), have embarked on a common purpose or act." When coupled with other portions of the poison pill, this expansive definition gives the CBBI Board the ability to trigger the exercise of the poison pill's rights against a broad spectrum of CBBI's shareholders, not just a potential acquirer. Second, the poison pill contains a "dead hand" provision, which allows only the current directors of CBBI or their designated successors to redeem rights issued under the poison pill. Third, CBBI has amended its poison pill so that the rights may be triggered by the Company receiving "agent designations" that give the Company the right to use shares owned by other shareholders to call, but not vote at, a special shareholders' meeting.

        In addition, the Company alleges that a bylaw that was amended on July 23, 2003 violated Hawaii law and the CBBI Board's fiduciary duties. The bylaw was amended to give the CBBI Board the power to delay a duly-called special shareholders' meeting for 120 days.

        The parties are currently in discovery on this action.

        As of December 31, 2003, the Company capitalized merger-related costs totaling $9.3 million. This amount is reflected as a component of other assets on the consolidated balance sheet. In the event the proposed merger does not occur, all capitalized costs will be expensed. For the year ended December 31, 2003, merger-related expenses totaled $1.3 million and are reflected as a component of other operating expense on the consolidated statement of income.

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

Table 1. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2003			2002			2001
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$8,672	1.06%	$92	$31,022	1.61%	$499	$29,735	3.92%	$1,166
Federal funds sold	3,936	1.07	42	8,393	1.66	139	10,103	3.30	333
Taxable investment securities(1)	446,138	3.89	17,334	375,357	5.71	21,438	291,568	7.18	20,923
Tax-exempt investment securities(1)	89,700	6.59	5,909	74,802	6.44	4,814	73,243	5.28	3,866
Loans(2)	1,374,251	6.47	88,922	1,285,175	7.26	93,257	1,270,450	8.26	104,938

Total interest earning assets	1,922,697	5.84	112,299	1,774,749	6.77	120,147	1,675,099	7.83	131,226
Nonearning assets	146,885			140,119			119,914

Total assets	$2,069,582			$1,914,868			$1,795,013

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$165,516	0.17%	$276	$138,083	0.39%	$538	$117,205	1.00%	$1,167
Savings and money market deposits	644,450	0.61	3,909	561,848	1.36	7,659	397,813	2.09	8,308
Time deposits under $100,000	220,974	1.78	3,940	233,250	2.61	6,095	275,324	4.34	11,943
Time deposits $100,000 and over	351,847	1.78	6,255	364,632	2.45	8,949	398,769	4.62	18,433
Short-term borrowings	3,880	1.11	43	10,436	1.99	208	11,516	5.59	644
Long-term debt	166,254	3.46	5,755	162,331	3.72	6,034	204,371	5.35	10,926

Total interest-bearing liabilities	1,552,921	1.30	20,178	1,470,580	2.00	29,483	1,404,998	3.66	51,421
Noninterest-bearing deposits	296,978			237,961			198,725
Other liabilities	34,519			44,356			42,855
Shareholders' equity	185,164			161,971			148,435

Total liabilities and shareholders' equity	2,069,582			1,914,868			1,795,013

Net interest income			$92,121			$90,664			$79,805

Net interest margin		4.79%			5.11%			4.76%

(1)
At amortized cost.

(2)
Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
			Net Change			Net Change
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(360)	$(47)	$(407)	$50	$(717)	$(667)
Federal funds sold	(74)	(23)	(97)	(56)	(138)	(194)
Taxable investment securities	4,042	(8,146)	(4,104)	6,016	(5,501)	515
Tax-exempt investment securities	959	136	1,095	82	866	948
Loans	6,467	(10,802)	(4,335)	1,216	(12,897)	(11,681)

Total interest earning assets	11,034	(18,882)	(7,848)	7,308	(18,387)	(11,079)
Interest-bearing liabilities
Interest-bearing demand deposits	107	(369)	(262)	209	(838)	(629)
Savings and money market deposits	1,123	(4,873)	(3,750)	3,428	(4,077)	(649)
Time deposits under $100,000	(320)	(1,835)	(2,155)	(1,826)	(4,022)	(5,848)
Time deposits $100,000 and over	(313)	(2,381)	(2,694)	(1,577)	(7,907)	(9,484)
Short-term borrowings	(130)	(35)	(165)	(60)	(376)	(436)
Long-term debt	146	(425)	(279)	(2,249)	(2,643)	(4,892)

Total interest-bearing liabilities	613	(9,918)	(9,305)	(2,075)	(19,863)	(21,938)

Net interest income	$10,421	$(8,964)	$1,457	$9,383	$1,476	$10,859

        Net interest income, which is the Company's primary source of earnings, totaled $92.1 million in 2003, an increase of $1.5 million or 1.6% over the $90.7 million recognized in 2002, which increased by $10.9 million or 13.6% over the $79.8 million in 2001. The increases in net interest income were due to increases in average loan balances in 2003 and investment securities in 2002 and declines in average rates on interest-bearing liabilities in both 2003 and 2002. During 2003, market interest rates declined to historically low levels. The combination of market interest rate movements and competitive pricing within the local banking arena allowed the Bank to reduce the interest rates paid on deposits but also contributed to a decline in loan yields.

        Interest income of $112.3 million in 2003 decreased by $7.8 million or 6.5% from $120.1 million in 2002, which decreased by $11.1 million or 8.4% from $131.2 million in 2001. As depicted in Table 2, the net decrease in interest income in both 2003 and 2002 was due to incremental interest income attributable to increased volumes offset by the impact of declining yields. Average interest earning assets of $1.92 billion in 2003 increased by $147.9 million or 8.3%, including a $89.1 million increase in average loans and a $85.7 million or 19.0% increase in average investment securities. In 2002, increases of $85.3 million in average investment securities and $14.7 million in average loans contributed to the $99.7 million or 5.9% increase in average interest earning assets. During those periods, however, the yield on total interest earning assets decreased to 5.84% in 2003 from 6.77% in 2002 and 7.83% in 2001 in line with the decline in market interest rates. The yield on loans, the largest component of interest earning assets, declined by 79 basis points in 2003 following a 100-basis point decline in 2002. The yield on investment securities followed a similar trend, decreasing by 149 basis points in 2003 and 97 basis points in 2002. Fees on loans, included in interest income, increased by $1.9 million or 69.1% in 2003 due to fees recognized on higher-than-normal loan prepayments as borrowers refinanced their debt to take advantage of the low interest rate environment. As market interest rates have increased slightly during the second half of 2003, management expects that average interest earning asset yields will begin to improve in 2004.

        Interest expense of $20.2 million decreased by $9.3 million or 31.6% from $29.5 million in 2002, which decreased by $21.9 million or 42.7% from 2001. While average interest-bearing liabilities increased during the period, the rate of decline in interest rates paid on those liabilities more than compensated for the balance increases, resulting in an overall decrease in interest expense. Average interest-bearing deposits of $1.38 billion increased by $85.0 million or 6.5% in 2003 after increasing by $108.7 million or 9.1% in 2002. The average rate paid on those deposits decreased by 75 basis points in 2003 and 156 basis points in 2002. Average rates on long-term debt also declined by 26 basis points in 2003 after a 163-basis point decline in 2002.

        Because yields on interest earning assets declined to a greater extent than the decline in average rates on interest-bearing liabilities, net interest margin declined by 32 basis points to 4.79% in 2003. In 2002, the Company experienced the opposite situation as funding costs declined at a faster rate than asset yields during the year, resulting in a 35-basis points increase in net interest margin to 5.11% from 4.76% in 2001. The Company expects that market interest rates will increase slightly in 2004, although rates should remain at relatively low levels. Based on its loan and deposit growth assumptions and the expected average yields and rates thereon, net interest margin is projected to decline to the 4.50% to 4.60% range, although net interest income is expected to increase. To mitigate the impact of the projected net interest margin compression, the Company has placed increased emphasis on growth in noninterest-bearing demand deposits in 2004. The Company's ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, will also have an impact on future net interest margins. The Company expects that local competition for loans and deposits as well as global, national and local political and economic conditions will continue to have a direct impact on asset yields and funding costs, and consequently on the Company's net interest margin in the future.

Other Operating Income

        Table 3 sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income from fiduciary activities	$1,793	$1,380	$1,225
Service charges on deposit accounts	4,551	4,301	3,847
Other service charges and fees	5,196	4,814	4,062
Equity in earnings of unconsolidated subsidiaries	—	—	217
Fees on foreign exchange	576	504	420
Investment securities gains	956	477	1,395
Gains on sales of loans	801	469	925
Gain on curtailment of pension obligation	—	1,395	—
Bank owned life insurance income	1,452	1,311	1,318
Other	509	631	704

Total	$15,834	$15,282	$14,113

Total other operating income as a percentage of average assets	0.77%	0.80%	0.79%

        Total other operating income of $15.8 million in 2003 increased by $0.5 million or 3.6% over the $15.3 million earned in 2002, which increased by $1.2 million or 8.3% over the $14.1 million earned in 2001. Excluding the $1.4 million gain on curtailment of pension obligation recorded in 2002, increases were achieved in all major categories of other operating income. A discussion of the curtailment is provided in Note 13 of the Consolidated Financial Statements. Income from fiduciary activities increased by $413,000 or 29.9%, service charges on deposit accounts increased by $250,000 or 5.8%, and other service charges and fees increased by $382,000 or 7.9% in 2003 compared to 2002 due primarily to successful sales of trust, deposit and investment products and services. Investment securities gains of $956,000 were recognized in 2003 compared with $477,000 in 2002 as securities were sold during the second half of 2003 to shorten the average duration of the investment portfolio. Gains on sales of loans increased by $332,000 or 70.8% as a result of increased residential mortgage origination activity experienced in 2003.

        Total other operating income of $15.3 million in 2002 increased by $1.2 million or 8.3% over 2001. The gain on curtailment of pension obligation contributed to the entire increase in other operating income in 2002. Increases in service charges on deposit accounts of $454,000 or 11.8% and other service charges and fees of $752,000 or 18.5% combined to offset the impact of declines in investment securities gains of $918,000 and gains on sales of loans of $456,000.

        Total other operating income, expressed as a percentage of average assets was 0.77% in 2003, 0.80% in 2002, and 0.79% in 2001. The Bank has historically underperformed relative to its peers in the level of other operating income, and attention is being directed to improving that performance in the coming years. The introduction of new deposit products and product enhancements are expected to generate higher levels of service charges on deposits in 2004. Increases in other operating income are also expected from the Bank's new wealth management division, which provides a coordinated platform for providing trust, asset management, investment, annuity and insurance products to its customers.

Other Operating Expense

        Table 4 sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$29,220	$29,828	$27,805
Net occupancy	4,198	3,653	4,880
Equipment	2,457	2,744	2,674
Advertising	2,972	1,300	1,600
Legal and other professional services	3,228	3,368	2,260
Computer services	1,841	1,680	1,584
Communication	1,651	1,524	1,410
Other	10,011	10,926	8,470

Total	$55,578	$55,023	$50,683

Total other operating expense as a percentage of average assets	2.69%	2.87%	2.82%

        Total other operating expense of $55.6 million in 2003 increased by $0.6 million or 1.0% over the $55.0 million recognized in 2002. Salaries and employee benefits declined by $608,000 or 2.0% due to a $1.4 million decrease in incentive compensation awarded in 2003, offset by increases in salaries related to increases in staffing in our financial services and asset management areas. A $452,000 increase in salaries and benefits deferred as direct loan origination costs also contributed to the decrease in salaries and employee benefits expense. Net occupancy expense increased in 2003 due largely to a decline in rental income earned on bank-owned properties. Advertising expenses increased by

$1.7 million due to $0.6 million in merger-related expenses and $1.1 million in expenses incurred to promote the Bank's image and highlight the Bank's upcoming 50th anniversary. Included in legal and other professional services are $0.7 million in merger-related expenses. In 2002, the Company recorded a $1.1 million interest accrual on a state tax assessment, which is currently under appeal, in other operating expense. The Company anticipates a modest increase in total other operating expense in 2004 as it proceeds with its plans to open two new branch offices.

        Total other operating expense of $55.0 million in 2002 increased by $4.3 million or 8.6% over the $50.7 million of expense recognized in 2001. Salaries and employee benefits increased by $2.0 million or 7.3% reflecting increases in defined benefit plan and profit sharing plan expenses as well as increased staffing in financial services sales, private banking and trust units. Other expenses increased by $3.5 million due primarily to a $1.1 million interest accrual on a state tax assessment under appeal, a $725,000 increase in professional fees and $586,000 in amortization expense related to investments in companies providing high-technology state tax credits. The tax credits received resulting from these investments is discussed in below. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Income Taxes."

        Total other operating expense, expressed as a percentage of average assets, was 2.69% in 2003, 2.87% in 2002 and 2.82% in 2001. As the Company grows, our ability to contain expenses and achieve greater economies of scale will provide for better operating efficiencies and accordingly, higher earnings. A key measure of operating efficiency tracked by management is the efficiency ratio, which measures operating expense as a percentage of total revenue (net interest income and other operating income). The Company's efficiency ratio in 2003 improved slightly to 52.97% from 53.02% in 2002 and 55.59% in 2001. The Company believes its efficiency ratio will continue to improve in the near future and expects to achieve a ratio below 50%, a level that compares favorably with high-performing commercial banks in our peer group based on asset size.

Income Taxes

        Income tax expense totaled $15.7 million in 2003, $15.0 million in 2002 and $10.1 million in 2001. The effective tax rate was 31.6% in 2003 compared to 31.0% in 2002 and 26.2% in 2001. The Company recorded a $1.4 million net reduction in taxes in both 2003 and 2002 attributable to high-technology state tax credits. The state's high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period. In 2001, the Company recorded a nonrecurring $3.8 million federal income tax benefit related to the carryback of tax-basis capital losses against capital gains recognized in prior years. The capital loss was created from the issuance of preferred stock by CPBREI.

FINANCIAL CONDITION

Loan Portfolio

        Total loans of $1.44 billion at December 31, 2003 increased by $153.3 million or 11.9% over the $1.29 billion held at year-end 2002, which increased by $22.9 million or 1.8% over year-end 2001. The Bank focuses its lending activities on commercial, commercial mortgage and construction loans to small and middle-market companies, business professionals and real estate developers. In 2003, the Bank also experienced a significant increase in residential mortgage lending due to refinancing activity and increased residential sales throughout the State of Hawaii. The Bank's strategy for generating new loans relies upon teams of commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development. In addition, the Bank uses television, radio, print and direct mail marketing to generate sales.

        To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower's financial condition, repayment source, collateral, and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

        Table 5 sets forth information regarding outstanding loans by category as of the dates indicated.

Table 5. Loans by Categories

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Commercial, financial and agricultural	$283,560	$262,771	$233,629	$233,482	$186,960
Real estate
Construction	140,505	117,879	131,631	72,078	45,386
Mortgage—residential	391,367	312,560	347,237	382,360	370,407
—commercial	558,974	540,111	504,346	558,586	526,801
Consumer	68,748	56,571	50,106	43,639	37,912

Total Loans	1,443,154	1,289,892	1,266,949	1,290,145	1,167,466
Allowance for loan losses	24,774	24,197	24,564	22,612	20,768

Net Loans	$1,418,380	$1,265,695	$1,242,385	$1,267,533	$1,146,698

        Commercial, Financial and Agricultural.    Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the State of Hawaii. The borrower's business is typically regarded as the principal source of repayment, although the Bank's underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

        Commercial loans increased by $20.8 million in 2003 to $283.6 million at year-end 2003 following a $29.1 million increase in 2002. These increases resulted from a greater focus placed on developing banking relationships with small and middle-market companies. Teams of lending and sales personnel focus on marketing loans, deposits and other bank services to existing commercial clients. The Bank has also been successful in hiring experienced personnel with established networks of business contacts to support commercial sales efforts. Sustained long-term growth in this loan category will be dependent upon local economic conditions, interest rate levels, competitive market conditions and other external factors.

        Real Estate—Construction.    Construction loans offered by the Bank include both residential and commercial development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required. A construction loan poses higher credit risks than typical secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project. Careful consideration of the ability and reputation of the developer and close monitoring of a project during the construction phase by construction lending specialists is required to mitigate the higher level of risk in construction lending.

        Construction loans of $140.5 million increased by $22.6 million in 2003 after declining by $13.8 million in 2002. Construction loans originated by the Bank tend to be larger in amount and shorter in term than commercial or mortgage loans; thus a higher level of volatility in balances from year to year is expected. The increase in loan volume in 2003 is attributable to increased development activity in the State of Hawaii and attractive financing conditions given the current low interest rate environment.

        Real Estate—Mortgage.    Table 6 sets forth information with respect to the composition of the Bank's Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 6. Mortgage Loan Portfolio Composition

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$295,525	31.1%	$221,283	26.0%	$246,075	28.9%	$348,032	37.0%	$361,458	40.3%
5 or more units	95,842	10.1%	91,277	10.7%	101,162	11.9%	34,328	3.6%	8,949	1.0%
Commercial, industrial and other	558,974	58.8%	540,111	63.3%	504,346	59.2%	558,586	59.4%	526,801	58.7%

Total	$950,341	100.0%	$852,671	100.0%	$851,583	100.0%	$940,946	100.0%	$897,208	100.0%

        Real Estate—Mortgage—Residential.    Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. The Bank emphasizes residential mortgage loans for owner-occupied primary residences and does not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $200,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past two years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards and diligent monitoring and handling of problems that may arise.

        Residential mortgage loan originations, particularly fixed-rate mortgages, increased significantly in 2003 due to a high volume of refinancing activity. This contributed to an increase in the year-end balance to $391.4 million from $312.6 million at year-end 2002. During 2003, the Bank retained new 15-year fixed-rate mortgages in its loan portfolio, while 30-year fixed rate mortgages were typically sold in the secondary market. Mortgage loans held for sale at December 31, 2003 totaled $6.7 million, virtually unchanged from the year-end 2002 balance. Market interest rates increased slightly during the second half of 2003, resulting in an abrupt decline in mortgage applications. Accordingly, management expects that residential mortgage origination activity in 2004 will be substantially lower than the level experienced in 2003. Home equity lines of credit at December 31, 2003, with maximum loan-to-value ratios of 75%, totaled $59.4 million, decreasing by $7.4 million from year-end 2002 as many borrowers paid off their home equity balances in conjunction with mortgage refinancings.

        Real Estate—Mortgage—Commercial.    Real estate mortgage loans secured by commercial properties comprised more than 50% of the total real estate loan portfolio. The Bank's policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk, which is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, the Bank has dedicated experienced commercial mortgage lenders to underwrite and service commercial mortgage loans.

        As of December 31, 2003, commercial mortgage loans totaled $559.0 million, increasing by $18.9 million over the $540.1 million held at year-end 2002. The major components of the portfolio are $159.1 million for warehouses and industrial buildings, and $130.4 million for stores and offices.

        Consumer Loans.    Table 7 sets forth the major components of the Bank's consumer loan portfolio as of the dates indicated.

Table 7. Consumer Loan Portfolio Composition

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$32,773	47.7%	$23,565	41.7%	$23,765	47.4%	$22,852	52.4%	$19,462	51.3%
Credit cards and other revolving credit plans	25,769	37.5%	23,939	42.3%	17,415	34.8%	12,010	27.5%	7,955	21.0%
Other	10,206	14.8%	9,067	16.0%	8,926	17.8%	8,777	20.1%	10,495	27.7%

Total	$68,748	100.0%	$56,571	100.0%	$50,106	100.0%	$43,639	100.0%	$37,912	100.0%

        For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this category are either unsecured or secured by personal assets such as automobiles. The average loan size is generally small, and risk is diversified among many borrowers. The Bank utilizes credit-scoring systems for most of its consumer loans, which offer the ability to modify credit exposure based on the Bank's risk tolerance and loss experience.

        Automobile loans, which represented 47.7% of consumer loans outstanding, increased by 39.0% to $32.8 million. Indirect dealer loans totaling $32.3 million comprised the majority of automobile loans. Revolving credit plans, primarily lines of credit to individuals, totaled $25.8 million. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. As such, the Bank does not anticipate much growth in consumer lending in the future and allocates minimal sales and marketing resources to this area.

Concentrations of Credit Risk

        As of December 31, 2003, approximately 35% of the Company's loans were made to companies in the real estate industry, including real estate investors, developers and rental and leasing companies. Most of these loans are included in the construction and commercial mortgage categories, and to a lesser extent in residential mortgage and commercial loans. There were no other concentrations of loans in any industry classified under the North American Industrial Classification System (the "NAICS") that exceeded 10% of total loans. Loans made to individuals, predominantly residential mortgage and consumer loans, are excluded from the NAICS. The real estate market tends to closely follow broader economic trends, and during periods of economic strength, as we are currently experiencing, the real estate market and the real estate industry typically perform well. However, market interest rates and other economic conditions can have a significant and immediate impact on the real estate industry. Accordingly, the Bank's concentration of lending in the real estate industry creates the risk of adverse portfolio performance, namely delinquencies and loan charge-offs, should the real estate market suffer a downturn.

        Substantially all of the Bank's loans are made to companies and individuals with headquarters in or residing in the State of Hawaii. On occasion, the Bank lends to companies elsewhere in the U.S. where the borrower has ties to Hawaii and participates in loans with banks on the U.S. mainland, primarily on the West Coast. In a few instances, the Bank has also made loans to foreign companies, the majority of which have operations in the State of Hawaii. The concentration of lending activities within the state of Hawaii is consistent with our focus of being a Hawaii-based bank. The Bank's lending activities outside the state help to diversify risk to a limited extent and provide for supplemental growth opportunities. To ensure that risks are properly managed, the Bank carefully selects its participant banking partners based on financial strength, credit profile, similarity of lending philosophy and demonstrated expertise in the respective market. As of December 31, 2003, lending on the U.S. mainland and U.S. territories totaled $137.1 million, including $84.3 million in the state of Washington, increasing from $91.8 million as of year-end 2002. Foreign loans totaled $727,000 and $784,000 at December 31, 2003 and 2002, respectively, and primarily consisted of borrowers in Japan and Canada. The Bank did not have any foreign credit exposure as of December 31, 2003 that exceeded 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

        Table 8 sets forth the maturity distribution of the Bank's loan portfolio at December 31, 2003. Table 9 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans. The proportion of loans maturing within one year increased to 55.6% at year-end 2003, compared to 44.0% at year-end 2002. The shorter maturity of these assets should position the Bank to take advantage of the expected rise in interest rates in the future.

Table 8. Maturity Distribution of Commercial and Construction Loans

	Maturing
	One year or less	Over one through five years	Over five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$132,077	$107,862	$43,621	$283,560
Real estate—construction	103,496	30,878	6,131	140,505

Total	$235,573	$138,740	$49,752	$424,065

Table 9. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through five years	Over five years	Total
	(Dollars in thousands)
With fixed interest rates	$29,855	$15,016	$44,871
With variable interest rates	108,885	34,736	143,621

Total	$138,740	$49,752	$188,492

Provision and Allowance for Loan Losses

        The Provision is determined by management's ongoing evaluation of the loan portfolio and their assessment of the ability of the Allowance to cover inherent losses. The Company's methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors in Hawaii. The allowance consists of two components: allocated and unallocated. To calculate the allocated component, the Company combines specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). The Company uses a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based upon migration analysis (i.e., movements between loan grades) and risks inherent in loan concentrations in specific industries or categories. The determination of an allocated allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends and economic conditions. The unallocated component of the allowance incorporates the Company's judgmental determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation model.

        The Company's Provision was $0.7 million in 2003, compared to $1.0 million in 2002 and $3.0 million in 2001. Net loan charge-offs of $0.1 million in 2003 decreased from $0.5 million in 2002 and $1.0 million in 2001. When expressed as a percentage of average loans, net charge-offs were 0.01% in 2003, 0.04% in 2002, and 0.08% in 2001. Charge-offs in 2003 totaled $1.8 million and included $0.5 million in commercial loans, $0.9 million in commercial mortgage loans and $0.5 million in consumer loans. Recoveries of $1.7 million in 2003 included $1.0 million on a commercial mortgage loan. In 2002, charge-offs totaled $1.3 million, and recoveries totaled $0.8 million.

        The Allowance expressed as a percentage of loans was 1.72% at year-end 2003, compared to 1.88% at year-end 2002 and 1.94% at year-end 2001. The decline in the level of the Allowance during this period reflects the relatively low level of nonperforming loans, loan delinquencies and loan losses experienced in the last two years. Confidence in the strength of the local and national economies and the absence of significant adverse conditions, such as the SARS outbreak in 2002 and the September 11 attack in 2001, also support the level of optimism reflected in the Allowance. However, general economic conditions do not affect all borrowers in the same way or to the same extent, and there remains the risk that certain borrowers or certain sectors of the economy could experience problems resulting in increased delinquencies and charge-offs. Also, the local and national economies remain susceptible to global, national and local events which could adversely affect borrowers' ability to repay their loans, collateral values, the level of nonperforming loans, net charge-offs, Provision and net income in the future.

        Table 10 sets forth certain information with respect to the Bank's Allowance as of the dates or for the periods indicated.

Table 10. Allowance for Loan Losses

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average amount of loans outstanding	$1,374,251	$1,285,175	$1,270,450	$1,223,648	$1,153,623

Allowance for loan losses:
Balance at beginning of year	$24,197	$24,564	$22,612	$20,768	$20,066
Charge-offs:
Commercial, financial and agricultural	460	159	231	375	425
Real estate—construction	—	426	—	—	—
Real estate—mortgage—residential	15	110	685	913	1,268
Real estate—mortgage—commercial	882	120	1,227	1,905	1,569
Consumer	487	466	386	399	286

Total	1,844	1,281	2,529	3,592	3,548
Recoveries:
Commercial, financial and agricultural	256	118	386	123	65
Real estate—construction	159	—	—	—	—
Real estate—mortgage—residential	118	95	722	101	144
Real estate—mortgage—commercial	1,075	503	267	518	120
Consumer	113	100	106	194	221

Total	1,721	816	1,481	936	550

Net loans charged off	123	465	1,048	2,656	2,998

Provision charged to operations	700	1,000	3,000	4,500	3,700
Reclassification of allowance for credit losses on off-balance sheet credit exposures	—	(902)	—	—	—

Balance at end of year	$24,774	$24,197	$24,564	$22,612	$20,768

Ratios:
Allowance for loan losses to loans outstanding at end of year	1.72%	1.88%	1.94%	1.75%	1.77%
Net loans charged off during year to average loans outstanding during year	0.01%	0.04%	0.08%	0.22%	0.26%

        Table 11 sets forth the allocation of the Allowance by loan category as of the dates indicated. The Bank's practice is to make specific allocations on loans with risk classifications of "substandard" or "doubtful" and unspecified allocations to each loan category based on management's risk assessment and estimated loss rate. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

Table 11. Allocation of Allowance for Loan Losses

	December 31,
	2003		2002		2001		2000		1999
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,200	19.7%	$5,200	20.4%	$5,300	18.4%	$4,200	18.1%	$2,600	16.0%
Real estate—construction	1,700	9.8%	1,500	9.1%	1,700	10.4%	700	5.6%	100	3.9%
Real estate—mortgage—residential	1,400	27.1%	1,000	24.2%	1,200	27.4%	2,800	29.6%	2,700	31.7%
Real estate—mortgage—commercial	13,900	38.6%	12,100	41.9%	12,600	39.8%	8,900	43.3%	7,000	45.2%
Consumer	500	4.8%	300	4.4%	300	4.0%	300	3.4%	300	3.2%
Unallocated	2,074	N/A	4,097	N/A	3,464	N/A	5,712	N/A	8,068	N/A

Total	$24,774	100.0%	$24,197	100.0%	$24,564	100.0%	$22,612	100.0%	$20,768	100.0%

        In general, the change in the amount of Allowance allocated to each loan category reflects the increase in loan balances within that category and is consistent with the trend in recent loss experience. The methodology applied in determining the level of Allowance and the allocation among categories in 2003 was consistent with that applied in 2002, although estimated loss rates were changed based on the averaging of historical loss experience and management's assessment of inherent risks based on a consideration of the multitude of conditions and circumstances that affect the overall quality of the loan portfolio.

        Allowance allocated to commercial loans in 2003 totaled $5.2 million or 1.83% of total commercial loans. As of year-end 2002, the Allowance allocated to commercial loans totaled $5.2 million or 1.98% of commercial loans. Although the related loan balances increased by 7.9% over 2002, this increase was offset by the low historical average losses experienced in the preceding three-year period, resulting in no change to the allocated Allowance.

        Allowance allocated to construction loans increased by $200,000 in 2003 to $1.7 million or 1.20% of year-end construction loans. This compares to the allocated Allowance of $1.5 million or 1.27% maintained at year-end 2002. The increase in the amount of Allowance allocated to construction loans is consistent with the increase in loan volumes, and the increase in the ratio reflects the increase in nonperforming construction loans.

        The allocated Allowance for residential mortgage loans was $1.4 million or 0.36% of related loans at year-end 2003, increasing from $1.0 million or 0.32% of loans at year-end 2002. The lower ratio of Allowance to loans reflects the net loan recoveries experienced in 2003 and 2001 and the general improvement in loss experience and nonperforming loans during the past several years.

        Commercial mortgage loans were allocated an Allowance of $13.9 million or 2.49% of loans at year-end 2003, compared to $12.1 million or 2.24% at year-end 2002. While the Bank recognized net loan recoveries on commercial mortgage loans during the past two years, loan charge-offs increased in 2003 by $762,000. The level of Allowance allocated to commercial mortgage loans relative to other loan categories in both amount and ratio reflect the higher concentration of loans, the higher degree of risk and complexity in administering these loans, the increase in nonperforming commercial mortgage loans, and the Bank's historical loss experience, notwithstanding 2002 and 2003, wherein commercial mortgages represented the largest category of loan losses.

        The allocated Allowance at year-end 2003 was $0.5 million or 0.73% for consumer loans, increasing from $300,000 or 0.53% at year-end 2002. The increase in allocated Allowance reflects the increase in loan balances during the period and the increasing trend in loan losses during the past several years.

        The decrease in the unallocated Allowance directly correlates to the improvement in economic environment and optimism with respect to the sustainability of those conditions.

Nonperforming Assets

        Table 12 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 12. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans
Real estate
Mortgage—commercial	$1,580	$—	$1,471	$5,913	$2,981
Mortgage—residential	—	—	585	2,069	5,124
Construction	1,500	311	—	—	—
Commercial, financial and agricultural	517	128	363	542	1,590
Consumer	—	—	2	—	—

Total nonaccrual loans	3,597	439	2,421	8,524	9,695
Other real estate	—	1,903	812	1,792	1,366

Total nonperforming assets	3,597	2,342	3,233	10,316	11,061

Loans delinquent for 90 days or more
Real estate
Mortgage—commercial	29	—	163	—	1,749
Mortgage—residential	541	85	133	653	1,636
Construction	—	—	—	—	—
Commercial, financial and agricultural	80	87	122	850	128
Consumer	19	17	25	24	92

Total loans delinquent for 90 days or more	669	189	443	1,527	3,605

Restructured loans still accruing interest
Real estate
Mortgage—commercial	—	—	—	466	500

Total restructured loans still accruing interest	—	—	—	466	500

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$4,266	$2,531	$3,676	$12,309	$15,166

Total nonperforming assets as a percentage of loans and other real estate	0.25%	0.18%	0.25%	0.80%	0.94%
Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.29%	0.19%	0.29%	0.92%	1.25%
Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.29%	0.19%	0.29%	0.95%	1.29%

        Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest increased to $4.3 million at year-end 2003, compared to $2.5 million at year-end 2002 and $3.7 million at year-end 2001. There was one nonaccrual commercial mortgage loan at

December 31, 2003 secured by an industrial building on the island of Maui. This loan is in the process of foreclosure. There was one nonaccrual construction loan at December 31, 2003 involving an industrial building on the island of Oahu. Alternate financing arrangements are being negotiated on this construction loan. There were three nonaccrual commercial loans at year-end 2003, including a $415,000 loan related to the Oahu construction loan. There was no other real estate nonaccrual loans at December 31, 2003, compared to $1.9 million at December 31, 2002 and $0.8 million at year-end 2001. Loans delinquent for 90 days or more at year-end 2003 totaled $0.7 million, increasing from $0.2 million at year-end 2002 and $0.4 million at year-end 2001. The $541,000 residential mortgage delinquency represented a single loan that is expected to be paid in full in the first quarter of 2004. There were no restructured loans still accruing interest as of December 31, 2003 or 2002. Aggressive monitoring and collection efforts have resulted in the Bank's ability to maintain the relatively low level of nonperforming asset and delinquent loan balances. Accounting policies related to nonperforming assets are discussed in Note 1 to the Consolidated Financial Statements.

Investment Portfolio

        Table 13 sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 13. Distribution of Investment Securities

	December 31,
	2003		2002		2001
	Held to maturity (at amortized cost)	Available for sale (at fair value)	Held to maturity (at amortized cost)	Available for sale (at fair value)	Held to maturity (at amortized cost)	Available for sale (at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$10,250	$430,766	$22,625	$379,688	$31,612	$272,377
States and political subdivisions	24,066	68,531	33,695	50,577	38,247	33,166
Other	—	21,344	—	54,339	—	16,545

Total	$34,316	$520,641	$56,320	$484,604	$69,859	$322,088

        Investment securities totaled $555.0 million at December 31, 2003, increasing by $14.0 million or 2.6% over year-end 2002's $540.9 million, which increased by $149.0 million or 38.0% over year-end 2001. The growth in investment securities in 2003 was fairly limited due to the growth in the loan portfolio, which exceeded deposit growth. In 2002, deposit growth exceeded loan growth, and excess funds were used to purchase investment securities.

        In 2003, the asset allocation within the investment portfolio continued to emphasize investments in U.S. government agency-sponsored mortgage-backed securities for their relatively higher yields. Additionally, the available-for-sale portfolio continued to increase as a percentage of the total investment portfolio to allow management the flexibility to sell securities prior to their maturity as deemed appropriate.

Maturity Distribution of Investment Portfolio

        Table 14 sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2003. During 2003, the weighted average yield of the investment portfolio declined by 43 basis points to 4.34%. This decrease was attributed to the decline in market interest rates that resulted in accelerated prepayments, accelerated premium amortization and lower reinvestment yields. Management believes the investment portfolio yield will remain above 4.00% in 2004.

Table 14. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Book value	Weighted average yield(1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$258	3.870%
After one but within five years	5,528	6.030%
After five but within ten years	3,702	7.078%
After ten years	762	6.985%

Total U.S. Treasury and other U.S. Government agencies	10,250	6.425%

States and political subdivisions:
Within one year	535	4.750%
After one but within five years	15,307	4.425%
After five but within ten years	3,072	4.361%
After ten years	5,152	7.400%

Total States and political subdivisions	24,066	5.061%

Total held-to-maturity portfolio	$34,316	5.468%

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$22,417	5.246%
After one but within five years	74,772	4.447%
After five but within ten years	73,183	4.222%
After ten years	260,394	4.067%

Total U.S. Treasury and other U.S. Government agencies	430,766	4.221%

States and political subdivisions:
Within one year	—	—
After one but within five years	6,168	5.467%
After five but within ten years	12,902	4.796%
After ten years	49,461	4.484%

Total States and political subdivisions	68,531	4.631%

Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	21,344	4.106%

Total Other	21,344	4.106%

Total available-for-sale portfolio	$520,641	4.270%

Total investment securities	$554,957	4.344%

(1)
Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

Deposits

        The Bank's ability to raise low-cost funds is a principal contributor to our profitability, and the primary source of funding is deposits in the state of Hawaii. In this competitive market, the Bank strives to distinguish itself by providing quality customer service in its branch offices and establishing long-term relationships with businesses and their principals. The Bank's focus has been to develop a large, stable base of core deposits (noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000). Time deposits, primarily in amounts of $100,000 and greater, are generally considered to be more price-sensitive than relationship-based, and are thus given less focus in our marketing and sales efforts.

        At December 31, 2003, deposits totaled $1.75 billion, an increase of $112.2 million or 6.8% over the $1.64 billion held at year-end 2002, which increased by $190.2 million or 13.1% over 2001. Noninterest-bearing demand deposits increased by $32.7 million or 10.7% in 2003 after increasing by $66.7 million or 27.9% in 2002. Our focus on developing business relationships contributed to the increase in business checking accounts, which accounted for the majority of growth in noninterest-bearing demand deposits. Deposits in our flagship savings account product, the Exceptional Money Market Savings Account, increased by $34.9 million in 2003 and just over $100 million in 2002. Competitive interest rates and consumers' desires for safety and principal preservation are credited with the growth in balances during the past two years. Balances in regular personal and business savings accounts also increased by $31.8 million in 2003. Meanwhile, time deposits declined by $34.5 million during 2003, almost entirely due to a $27.3 million decrease in deposits from the State of Hawaii and local municipalities due to budgetary needs and a desire for higher rates than those being offered by the Bank. As a result of these changes, the Bank's ratio of core deposits to total deposits was 80.9% at December 31, 2003, compared to 78.0% at year-end 2002 and 74.6% at year-end 2001. Management believes that a portion of the recent increase in deposit balances represent funds waiting for equity market conditions to improve, and the strong performance in the stock markets in 2003 will likely result in some movement out of deposits. Achieving the targeted 8 to 10% growth rate in deposits will be a challenge, although management believes that continued focus on business relationships and business deposits will provide the desired core deposit growth.

        Table 15 sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rates paid on all categories of deposits declined during each of the last two years, consistent with the movement in market interest rates.

Table 15. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2003		2002		2001
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$296,978	—%	$237,961	—%	$198,725	—%
Interest-bearing demand deposits	165,516	0.17	138,083	0.39	117,205	1.00
Savings and money market deposits	644,450	0.61	561,848	1.36	397,813	2.09
Time deposits	572,821	1.78	597,882	2.52	674,093	4.51

Total	$1,679,765	0.86%	$1,535,774	1.51%	$1,387,836	2.87%

        Table 16 sets for the remaining maturities of time deposits of $100,000 and over. With $255.4 million in large time deposits maturing within the next twelve months, and assuming interest rates rise during the coming year, the rates paid on these deposits should begin to rise accordingly. However, we expect that the average rate in 2004 will reflect a decline from 2003's average.

Table 16. Remaining Maturities of Large Certificates of Deposits

December 31, 2003
(Dollars in thousands)
Three months or less	$137,802
Over three through six months	81,874
Over six through twelve months	35,767
Over twelve months	78,741

Total	$334,184

Contractual Obligations

        Table 17 sets forth contractual obligations as of December 31, 2003. Deposit liabilities are excluded from this presentation.

Table 17. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Securities Sold Under Agreements to Repurchase	$1,000	$—	$—	$—	$1,000
Short-Term Borrowings	2,507	—	—	—	2,507
Long-Term Debt	60,498	28,641	21,446	73,599	184,184
Minority Interest	—	—	—	10,062	10,062
Pension Plan Obligations	2,216	4,644	4,837	17,085	28,782
Operating Leases	2,949	5,388	3,914	10,769	23,020
Purchase Obligations	4,118	2,076	59	—	6,253

Total	$73,288	$40,749	$30,256	$111,515	$255,808

        Components of short-term borrowings and long-term debt are discussed in Notes 8 and 9, respectively, to the Consolidated Financial Statements. Operating leases represent leases on bank premises as discussed in Note 15 to the Consolidated Financial Statements. Minority interest represents preferred stock issued by the Company's subsidiary, CPBREI. The preferred stock bears a dividend yield of 12% and is redeemable on November 30, 2020. Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan liabilities include obligations under the Bank's defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 13 to the Consolidated Financial Statements.

Capital Resources

        Shareholders' equity totaled $194.6 million at December 31, 2003, an increase of $21.2 million or 12.2% over year-end 2002, which increased by $26.4 million or 17.9% over year-end 2001. When expressed as a percentage of total assets, shareholders' equity increased to 8.97% at December 31, 2003 from 8.55% at December 31, 2002 and 8.01% at December 31, 2001. Book value per share was $12.11, $10.86 and $9.27 at year-end 2003, 2002 and 2001, respectively. The increase in shareholders' equity during the periods noted is largely a function of the level of earnings in excess of dividends declared.

        Dividends declared in 2003 totaled $0.64 per share or $10.3 million, compared to $0.40 per share or $6.4 million in 2002 and $0.34 per share or $5.4 million in 2001. The dividend payout ratio

(dividends declared per share divided by basic earnings per share) was 30.19%, 19.14% and 19.14% for those periods, respectively. The increase in dividends declared reflected the higher level of earnings achieved and the Company's desire to maintain a competitive payout level. Management expects to maintain a dividend payout ratio that is competitive with its peers.

        The Company's objective is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met. For a discussion regarding the Federal Reserve Board and FDIC regulations relating to capital adequacy, see "ITEM 1. BUSINESS—Supervision and Regulation—Capital Standards" and "ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms". The Company's and Bank's capital ratios as of December 31, 2003 and 2002 are discussed in Note 24 to the Consolidated Financial Statements. Capital levels at December 31, 2003 for the Company and the Bank exceeded all minimum regulatory requirements.

        The increase in Tier 1 and total risk-based capital reflects the issuance of $55.0 million of trust preferred securities during 2003. In March 2003, CPB Capital Trust I, a wholly owned subsidiary of the Company, issued $15.0 million in floating-rate securities. In October 2003, CPB Capital Trust II and CPB Statutory Trust III, both wholly owned subsidiaries of the Company, each issued $20.0 million in floating-rate securities. The securities are reported as long-term debt on the balance sheet, and terms of the securities issued are described in greater detail in Note 9 to the Consolidated Financial Statements. The Federal Reserve Board has determined that certain cumulative preferred securities, such as the securities described above, qualify as minority interest, and are included in Tier 1 capital.

        On December 31, 2002, the Company's common stock was listed on the NYSE under the ticker symbol "CPF". The change in trading to the NYSE from the Nasdaq National Market was intended to increase the liquidity and visibility of the Company's stock. On November 8, 2002, the Company effected a 2-for-1 split of its common stock in the form of a 100% stock dividend.

        In 2002, the Company's board of directors authorized the repurchase and retirement of the Company's common stock up to $10 million. This seventh stock repurchase program brings total stock repurchases authorized since inception of the program in 1998 to $77 million. There were no stock repurchases during the year ended December 31, 2003 due to restrictions imposed as a result of the proposed CBBI merger. During 2002, 142,400 shares were repurchased for a total consideration of $2.6 million at an average price of $18.22 per share. Since 1998, the Company has repurchased 5,748,814 shares, approximately 27% of the 21.2 million shares outstanding as of the commencement of the stock repurchase program. Total consideration paid on these repurchases was $67.3 million at an average price of $11.71 per share. As of December 31, 2003, the remaining amount of repurchases authorized was $9.7 million. As a general strategy, management expects to maintain an ongoing stock repurchase program to enhance shareholder value while still supporting the Company's future asset growth and maintaining regulatory capital ratios at the well-capitalized level.

Interest Rate Risk

        The Company's earnings and capital are sensitive to risk of interest rate fluctuations. Interest rate risk arises when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. In the normal course of business, the Company is subjected to interest rate risk through the activities of making loans and taking deposits, as well as from its investment securities portfolio and other interest-bearing funding sources. Asset/liability management attempts to coordinate the Company's rate-sensitive assets and rate-sensitive liabilities to meet its financial objectives.

        The Company's asset/liability management policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. The Company's asset/liability management committee monitors its interest rate risk through the use of income simulation and rate shock analyses. This process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity. Adverse exposures are managed through the shortening or lengthening of the duration of the Company's assets and liabilities.

        Table 18 sets forth information regarding interest rate sensitivity of the Company's assets, liabilities and shareholders' equity at December 31, 2003. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and many not actually occur during that period.

Table 18. Rate Sensitivity of Assets, Liabilities and Shareholders' Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Nonrate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$5,145	$—	$—	$—	$—	$—	$5,145
Federal funds sold	2,000	—	—	—	—	—	2,000
Investment securities	39,991	67,454	146,320	148,225	148,509	4,458	554,957
Loans held for sale	—	—	—	—	6,660	—	6,660
Loans	550,626	87,832	129,892	340,977	331,898	1,929	1,443,154
Other assets	—	—	—	—	—	158,352	158,352

Total assets	597,762	155,286	276,212	489,202	487,067	164,739	2,170,268

Liabilities and Shareholders' Equity
Noninterest-bearing deposits	—	—	—	—	—	338,004	338,004
Interest-bearing deposits	1,035,089	144,855	80,294	108,897	46,145	—	1,415,280
Short-term borrowings	2,507	—	1,000	—	—	—	3,507
Long-term debt	114,540	315	643	28,642	40,044	—	184,184
Other liabilities	—	—	—	—	—	34,694	34,694
Shareholders' equity	—	—	—	—	—	194,599	194,599

Total liabilities and shareholders' equity	1,152,136	145,170	81,937	137,539	86,189	567,297	2,170,268

Interest rate sensitivity gap	$(554,374)	$10,116	$194,275	$351,663	$400,878	$(402,558)	$—

Cumulative interest rate sensitivity gap	$(554,374)	$(544,258)	$(349,983)	$1,680	$402,558	$—	$—

        As shown in Table 18, the amount of liabilities being repriced or maturing exceeds the asset amount in the three months or less category. In the remaining time periods, the amount of assets repricing or maturing exceeds the liabilities. On a cumulative basis, the liability sensitivity extends through twelve months. Generally, where rate-sensitive liabilities exceed rate-sensitive assets in the short-term, net interest margin is expected to be negatively impacted when interest rates increase and positively impacted when interest rates decline. Accordingly, a forecast of rising rates in the near future suggests that the Bank's net interest margin should decline, consistent with management's expectation.

Liquidity

        The Company's objective in managing its liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in investment opportunities as they arise. Management monitors the

Company's liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets, and access to short-term funding sources. During 2003, the Company's overall liquidity position declined slightly as loan growth exceeded the increase in deposits. Consequently, short-term interest-bearing deposits in other banks decreased and long-term debt increased.

        The consolidated statements of cash flows identify three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a small but steady source of funds during the past three years.

        In contrast, investing activities have resulted in a use of cash in each of the last three years. Net cash used in investing activities totaled $147.8 million in 2003, $171.3 million in 2002 and $31.0 million in 2001. Lending activities generally comprise the largest component of the Company's investing activities, while the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2003, net loan originations accounted for the largest use of cash at $152.6 million, compared to net loan originations of $26.9 million in 2002 and net loan repayments of $20.6 million in 2001. Net purchases of investment securities totaled $24.8 million in 2003, $143.9 million in 2002 and $2.7 million in 2001. In 2002, strong deposit growth provided significant cash inflows that exceeded loan demand and were thus invested in the securities market. Investing activities in 2001 included $31.0 million in cash used to purchase a 50% interest in CKSS Associates, a Hawaii limited partnership which owned commercial office buildings including the Company's headquarters.

        Cash provided by financing activities totaled $115.2 million in 2003 and $170.3 million in 2002 compared to $12.2 million in cash used in 2001. Deposit activities, secondary funding sources (long-term debt and short-term borrowings) and capital transactions represent the major components of financing activities. Net deposit growth resulted in cash inflows of $112.2 million in 2003, $190.2 million in 2002 and $87.9 million in 2001. In 2003, secondary funding sources provided $11.5 million in cash, compared to net cash outflows of $13.3 million and $88.2 million in 2002 and 2001, respectively. As with investment securities, the level of secondary funding sources is impacted by the levels of loan and deposit growth during the period. Capital transactions, primarily dividends and the issuance or repurchase of common stock, accounted for $8.5 million, $6.6 million and $11.8 million in cash outflows in 2003, 2002 and 2001, respectively.

        The Company anticipates that loan demand in 2004 will exceed deposit growth, resulting in additional liquidity needs. Secondary funding sources, primarily the Federal Home Loan Bank of Seattle with which the Bank has an existing credit facility, are expected to provide the funding to satisfy those liquidity needs.

        For the parent company on a stand-alone basis, the primary uses of funds included dividend payments totaling $9.5 million in 2003, $6.1 million in 2002 and $5.4 million in 2001. In 2003, the parent company received $55.0 million in proceeds from the issuance of trust preferred securities. Excluding the trust preferred securities, the parent company's primary source of funds was dividends received from the Bank. As presented in Note 24 to the Consolidated Financial Statements, the Bank's retained earnings, as defined, is the maximum amount permitted to be distributed as a dividend without prior regulatory approvals. At December 31, 2003, retained earnings of the Bank was $146.8 million.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company enters into off-balance sheet arrangements to meet the financing needs of its banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, and forward foreign exchange contracts. These instruments and the related off-balance sheet exposures are discussed in detail in Note 20 to the Consolidated Financial Statements. In the unlikely event that the Bank must satisfy a significant amount of its outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements are not expected to have a material impact on the Company's consolidated financial position or results of operations.

Impact of New Accounting Standards

        During 2003, the Financial Accounting Standards Board ("FASB") issued statements on financial accounting standards that are discussed in Note 25 to the Consolidated Financial Statements. The applications of those statements are not expected to have a material impact on the Company's consolidated financial statements.

Consolidated Quarterly Results of Operations

Table 19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2003:
Interest income	$27,873	$27,532	$27,909	$26,917	$110,231
Net interest income	22,406	22,291	23,306	22,050	90,053
Provision for loan losses	—	200	500	—	700
Net interest income after provision for loan losses	22,406	22,091	22,806	22,050	89,353
Income before income taxes	13,016	12,058	12,465	12,070	49,609
Net income	8,576	7,984	8,283	9,097	33,940
Basic earnings per share	0.54	0.50	0.52	0.57	2.12
Diluted earnings per share	0.52	0.49	0.51	0.55	2.07
2002:
Interest income	$29,257	$29,718	$30,201	$29,286	$118,462
Net interest income	21,322	21,823	23,143	22,691	88,979
Provision for loan losses	300	300	300	100	1,000
Net interest income after provision for loan losses	21,022	21,523	22,843	22,591	87,979
Income before income taxes	11,904	11,693	11,676	12,965	48,238
Net income	7,540	7,674	7,896	10,173	33,283
Basic earnings per share	0.48	0.48	0.50	0.64	2.09
Diluted earnings per share	0.47	0.47	0.49	0.62	2.04

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of its business, the Company is exposed to market risk, primarily in the form of interest rate risk. Economic impact of interest rate risk may occur as interest rates change, resulting in gains or losses in future net interest income, cash flows, or current fair market value. The Company manages its interest rate risk through the shortening or lengthening of the duration of the Company's assets and liabilities.

        Table 20 presents information on the Company's financial instruments that are sensitive to changes in interest rates. Expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on assumptions that include prepayment rates on mortgage-related assets and a forecast of market interest rates. See Note 21 to the Consolidated Financial Statements for a discussion of the calculation of fair values.

Table 20

	Expected Maturity Within
								Total Fair Value
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$5,145	$—	$—	$—	$—	$—	$5,145	$5,145
Weighted average interest rates	0.85%						0.85%
Federal funds sold	$2,000	$—	$—	$—	$—	$—	$2,000	$2,000
Weighted average interest rates	0.89%						0.89%
Fixed rate investments	$255,892	$99,340	$48,885	$36,648	$21,731	$71,514	$534,010	$535,415
Weighted average interest rates	4.08%	4.62%	4.22%	4.15%	4.97%	4.70%	4.32%
Variable rate investments	$1,360	$922	$49	$—	$—	$—	$2,331	$2,331
Weighted average interest rates	2.70%	2.29%	2.72%				2.54%
Equity investments	$18,616	$—	$—	$—	$—	$—	$18,616	$18,616
Weighted average interest rates	4.09%						4.09%
Fixed rate loans	$136,052	$75,310	$44,931	$31,490	$27,016	$129,139	$443,938	$448,736
Weighted average interest rates	6.70%	7.35%	6.64%	6.22%	6.60%	5.73%	6.48%
Variable rate loans	$314,399	$154,604	$60,011	$73,637	$50,790	$352,435	$1,005,876	$1,017,156
Weighted average interest rates	5.03%	5.31%	5.64%	5.25%	5.76%	6.99%	5.85%
Total—December 31, 2003	$733,464	$330,176	$153,876	$141,775	$99,537	$553,088	$2,011,916	$2,029,399
Total—December 31, 2002	$596,542	$342,850	$232,895	$100,119	$106,631	$497,557	$1,876,594	$1,915,388
Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$864,833	$—	$—	$—	$—	$—	$864,833	$864,833
Weighted average interest rates	0.55%						0.55%
Time deposits	$395,404	$51,955	$56,943	$36,677	$8,288	$1,180	$550,447	$556,692
Weighted average interest rates	1.04%	2.45%	2.56%	4.30%	2.92%	5.59%	1.58%
Short-term borrowings	$3,507	$—	$—	$—	$—	$—	$3,507	$3,510
Weighted average interest rates	1.01%						1.01%
Long-term debt	$60,497	$20,950	$7,693	$13,263	$8,183	$73,598	$184,184	$184,609
Weighted average interest rates	1.86%	6.14%	5.31%	3.78%	4.69%	8.31%	5.33%
Total—December 31, 2003	$1,324,241	$72,905	$64,636	$49,940	$16,471	$74,778	$1,602,971	$1,609,644
Total—December 31, 2002	$1,251,060	$109,309	$53,714	$24,991	$50,833	$22,006	$1,511,913	$1,524,288

        At December 31, 2003, holdings of shorter-term interest-sensitive assets and liabilities increased relative to year-end 2002. Fair values of interest-sensitive assets and liabilities as a percentage of book value declined as market interest rates increased and book yields decreased from the levels of a year ago. Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from assumptions used.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Consolidated Quarterly Results of Operations" for the consolidated quarterly results of operations.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$63,851	$62,273
Interest-bearing deposits in other banks	5,145	39,358
Federal funds sold	2,000	—
Investment securities:
Held to maturity, at amortized cost (fair value of $35,721 at December 31, 2003 and $58,491 at December 31, 2002	34,316	56,320
Available for sale, at fair value	520,641	484,604

Total investment securities	554,957	540,924

Loans held for sale	6,660	6,420
Loans	1,443,154	1,289,892
Less allowance for loan losses	24,774	24,197

Net loans	1,418,380	1,265,695

Premises and equipment	56,125	57,725
Accrued interest receivable	8,828	9,254
Investment in unconsolidated subsidiaries	2,184	3,150
Due from customers on acceptances	—	34
Other real estate	—	1,903
Other assets	52,138	41,427

Total assets	$2,170,268	$2,028,163

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$338,004	$305,351
Interest-bearing deposits	1,415,280	1,335,750

Total deposits	1,753,284	1,641,101
Short-term borrowings	3,507	29,008
Long-term debt	184,184	147,155
Bank acceptances outstanding	—	34
Minority interest	10,062	10,064
Other liabilities	24,632	27,358

Total liabilities	1,975,669	1,854,720
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding 16,063,957 at December 31, 2003 and 15,973,458 at December 31, 2002	9,589	8,707
Surplus	45,848	45,848
Retained earnings	142,635	118,958
Deferred stock awards	(50)	(99)
Accumulated other comprehensive income (loss)	(3,423)	29

Total shareholders' equity	194,599	173,443

Total liabilities and shareholders' equity	$2,170,268	$2,028,163

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$88,922	$93,257	$104,938
Interest and dividends on investment securities:
Taxable interest	16,307	20,305	19,473
Tax-exempt interest	3,841	3,129	2,513
Dividends	1,027	1,133	1,450
Interest on deposits in other banks	92	499	1,166
Interest on Federal funds sold	42	139	333

Total interest income	110,231	118,462	129,873

Interest expense:
Interest on deposits	14,380	23,241	39,851
Interest on short-term borrowings	43	208	644
Interest on long-term debt	5,755	6,034	10,926

Total interest expense	20,178	29,483	51,421

Net interest income	90,053	88,979	78,452
Provision for loan losses	700	1,000	3,000

Net interest income after provision for loan losses	89,353	87,979	75,452
Other operating income:
Income from fiduciary activities	1,793	1,380	1,225
Service charges on deposit accounts	4,551	4,301	3,847
Other service charges and fees	5,196	4,814	4,062
Equity in earnings of unconsolidated subsidiaries	—	—	217
Fees on foreign exchange	576	504	420
Investment securities gains	956	477	1,395
Gains on sales of loans	801	469	925
Gain on curtailment of pension obligation	—	1,395	—
Other	1,961	1,942	2,022

Total other operating income	15,834	15,282	14,113
Other operating expense:
Salaries and employee benefits	29,220	29,828	27,805
Net occupancy	4,198	3,653	4,880
Equipment	2,457	2,744	2,674
Other	19,703	18,798	15,324

Total other operating expense	55,578	55,023	50,683
Income before income taxes	49,609	48,238	38,882
Income taxes	15,669	14,955	10,177

Net income	$33,940	$33,283	$28,705

Per share data:
Basic earnings per share	$2.12	$2.09	$1.75
Diluted earnings per share	2.07	2.04	1.72
Cash dividends declared	0.64	0.40	0.34

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated Other Comprehensive Income(Loss)	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2000	$6,172	$45,848	$88,232	$—	$3,060	$143,312
Net income	—	—	28,705	—	—	28,705
Net change in unrealized gain (loss) on investment securities, net of taxes of $638 and net of reclassification (see disclosure)	—	—	—	—	958	958
Pension liability adjustment, net of taxes of $(2,675)					(4,021)	(4,021)

Comprehensive income						25,642

Cash dividends declared ($0.34 per share)	—	—	(5,425)	—	—	(5,425)
127,008 shares of common stock issued	923	—	—	—	—	923
1,192,160 shares of common stock repurchased	(456)	—	(16,931)	—	—	(17,387)
2,700 shares of deferred stock awards granted	39	—	—	(34)	—	5

Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net income	—	—	33,283	—	—	33,283
Net change in unrealized gain (loss) on investment securities, net of taxes of $1,986 and net of reclassification (see disclosure)	—	—	—	—	2,986	2,986
Pension liability adjustment, net of taxes of $(1,966)					(2,954)	(2,954)

Comprehensive income						33,315

Cash dividends declared ($0.40 per share)	—	—	(6,382)	—	—	(6,382)
246,674 shares of common stock issued	2,024	—	—	—	—	2,024
142,400 shares of common stock repurchased	(70)	—	(2,524)	—	—	(2,594)
2,700 shares of deferred stock awards granted	75	—	—	(72)	—	3
Vested stock awards	—	—	—	7	—	7

Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net income	—	—	33,940	—	—	33,940
Net change in unrealized gain (loss) on investment securities, net of taxes of $(2,879) and net of reclassification (see disclosure)	—	—	—	—	(4,327)	(4,327)
Pension liability adjustment, net of taxes of $582					875	875

Comprehensive income						30,488

Cash dividends declared ($0.64 per share)	—	—	(10,263)	—	—	(10,263)
91,699 shares of common stock issued	882	—	—	—	—	882
Vested stock awards	—	—	—	49	—	49

Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599

Disclosure of reclassification amount:
Year ended December 31, 2001:
Unrealized holding loss on investment securities during period, net of taxes of $461	$—	$—	$—	$—	$694	$694
Less reclassification adjustment for gains included in net income, net of taxes of $176	—	—	—	—	(264)	(264)

Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$958	$958

Year ended December 31, 2002:
Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $1,945	$—	$—	$—	$—	$2,925	$2,925
Less reclassification adjustment for gains included in net income, net of taxes of $41	—	—	—	—	(61)	(61)

Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$2,986	$2,986

Year ended December 31, 2003:
Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(3,097)	$—	$—	$—	$—	$(4,655)	$(4,655)
Less reclassification adjustment for gains included in net income, net of taxes of $218	—	—	—	—	(328)	(328)

Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(4,327)	$(4,327)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$33,940	$33,283	$28,705
Adjustments to reconcilie net income to net cash provided by operating activities:
Provision for loan losses	700	1,000	3,000
Provision for depreciation and amortization	3,977	4,188	3,502
Amortization of deferred stock awards	24	10	5
Net amortization (accretion) of investment securities	5,302	1,132	(276)
Net gain on investment securities	(956)	(477)	(1,395)
Federal Home Loan Bank dividends received	(761)	(799)	(1,386)
Net gain on sale of loans	(801)	(469)	(925)
Proceeds from sales of loans held for sale	70,807	44,339	80,521
Originations and purchases of loans held for sale	(71,047)	(48,833)	(81,184)
Deferred income tax expense (benefit)	4,055	4,222	(2,830)
Equity in earnings of unconsolidated subsidiaries	—	—	(217)
Net (increase) decrease in other assets	(8,682)	2,042	601
Net increase (decrease) in other liabilities	(2,391)	(16,158)	2,692

Net cash provided by operating activities	34,167	23,480	30,813
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	21,924	13,415	11,166
Proceeds from sales of investment securities held to maturity	—	—	5,376
Proceeds from sales of investment securities available for sale	26,399	16,689	54,824
Proceeds from maturities of and calls on investment securities available for sale	804,748	123,968	44,685
Purchases of investment securities available for sale	(877,894)	(297,933)	(118,725)
Net (increase) decrease in interest-bearing deposits in other banks	34,213	(10,081)	(17,771)
Net decrease (increase) in Federal funds sold	(2,000)	13,500	1,500
Net principal repayments (loan originations)	(152,644)	(26,914)	20,615
Purchases of premises and equipment	(2,683)	(1,278)	(1,690)
Distributions from unconsolidated subsidiaries	910	—	125
Contributions to unconsolidated subsidiaries	(730)	(2,644)	(81)
Acquisition of remaining interest in CKSS Associates	—	—	(31,043)

Net cash used by investing activities	(147,757)	(171,278)	(31,019)
Cash flows from financing activities:
Net increase in deposits	112,183	190,176	87,859
Proceeds from long-term debt	62,000	12,000	18,120
Repayments of long-term debt	(24,971)	(40,417)	(63,518)
Net increase (decrease) in short-term borrowings	(25,501)	15,115	(42,827)
Cash dividends paid	(9,450)	(6,053)	(5,351)
Proceeds from sale of common stock	907	2,024	923
Proceeds from sale of preferred stock	—	—	10,000
Repurchases of common stock	—	(2,594)	(17,387)

Net cash provided (used) by financing activities	115,168	170,251	(12,181)

Net increase in cash and due from banks	1,578	22,453	(12,387)
Cash and due from banks:
At beginning of year	62,273	39,820	52,207

At end of year	$63,851	$62,273	$39,820

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$20,406	$30,840	$54,854
Cash paid during the year for income taxes	13,283	26,738	9,943
Supplemental disclosure of noncash investing and financing activities:
Reclassification of loans to other real estate	$60	$2,855	$2,458

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Central Pacific Financial Corp.'s (the "Company's") principal operating subsidiary, Central Pacific Bank (the "Bank"), is a full-service commercial bank which had 24 banking offices located throughout the state of Hawaii at December 31, 2003. The Bank engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans. The Bank also offers a variety of deposit instruments. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit.

        Other products and services include non-deposit investment products, debit card services, Internet banking services, cash management services, traveler's checks, safe deposit boxes, international banking services, night depository facilities and wire transfer services. The Bank's Wealth Management Division also offers investment management, asset custody and general consultation and planning services.

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

        The Company's other subsidiaries, CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III, are discussed in further detail in Note 9.

Principles of Consolidation

        The consolidated financial statements include the accounts of Central Pacific Financial Corp. and its subsidiaries, Central Pacific Bank and its subsidiaries, CPB Properties, Inc. (wholly owned), CKSS Associates, Central Business Club of Honolulu and CPB Real Estate, Inc., CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III. All significant intercompany accounts and transactions have been eliminated in consolidation.

        In June 2001, the Company acquired the remaining 50% interest in CKSS Associates ("CKSS"), a limited partnership, that it did not already own for $18.5 million. The acquisition was accounted for as a purchase. In November 2001, CPB Properties, Inc., a general partner with a 50% interest in CKSS, and CKSS were merged into the Bank.

        CPB Real Estate, Inc. was incorporated in 1998 for the purpose of acquiring, holding and managing real estate mortgage loans and mortgage-backed securities.

        CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III were formed in 2003 for the purpose of issuing trust preferred securities, and are discussed in further detail in Note 9.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include cash and due from banks.

Investment Securities

        The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity

Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held to maturity or available for sale. Trading securities, of which the Company had none at December 31, 2003 and 2002, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss). Held-to-maturity debt securities are reported at amortized cost.

        Gains and losses from the disposition of investment securities are computed using the specific identification method.

Loans Held for Sale

        Loans held for sale, consisting primarily of fixed-rate residential mortgage loans that were originated with the intent to sell, are valued at the lower of cost or market value on an aggregate basis.

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

        Credit losses on off-balance sheet instruments are recorded separately from a valuation allowance related to recognized financial instruments. Credit losses for off-balance sheet financial instruments are deducted from the liability for credit losses in the period in which the liability is settled. In 2002, $902,000 accrued for credit losses on financial instruments with off-balance sheet risk was reclassified out of allowance for loan losses to a liability account.

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

Intangible Assets

        Intangible assets are carried at the lower of amortized cost or fair value and are included in other assets. Intangible assets totaled $506,000 and $853,000 at December 31, 2003 and 2002, respectively. Amortization expense amounted to $684,000, $927,000 and $437,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization amounted to $3,610,000 and $2,926,000 at December 31, 2003 and 2002, respectively.

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

Stock Compensation Plans

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, whereby compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123", was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 148.

        The following table presents the pro forma disclosures prescribed by SFAS No. 123.

	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income, as reported	$33,940	$33,283	$28,705
Add: Stock-based compensation expense included in reported net income, net of related tax effects	29	2	3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(689)	(787)	(355)

Pro forma net income	$33,280	$32,498	$28,353

Earnings per share:
Basic—as reported	$2.12	$2.09	$1.75
Basic—pro forma	$2.08	$2.04	$1.73
Diluted—as reported	$2.07	$2.04	$1.72
Diluted—pro forma	$2.03	$1.99	$1.69

        The table below summarizes the per share weighted average fair value of options using the Black Scholes option-pricing model with the following weighted average assumptions:

Date of grant	Per Share Weighted Average Fair Value	Expected Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life (in years)
June 14, 1995	$4.54	3.07%	30%	6.10%	7.5
July 30, 1997	5.47	2.63	28	5.45	7.5
November 2, 1999	9.53	2.32	36	6.25	7.5
November 7, 2000	10.90	2.33	43	5.04	7.5
January 7, 2002	14.99	1.19	38	5.02	7.5
March 12, 2002	13.03	1.19	38	5.02	7.5
January 1, 2003	8.38	2.32	31	3.53	7.5

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

Forward Foreign Exchange Contracts

        The Bank periodically is a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange. There were no gains or losses in 2003 and 2002. Net gains totaled $5,000 in 2001.

Use of Estimates

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. With respect to the allowance for loan losses, the Company believes the allowance for loan losses is adequate to provide for potential losses on loans and other extensions of credit. While the Company utilizes available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in the state of Hawaii. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

2.     RESERVE REQUIREMENTS

        The Bank is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve at December 31, 2003 and 2002 was $31,168,000 and $26,253,000, respectively.

3.     INVESTMENT SECURITIES

        A summary of investment securities at December 31, 2003 and 2002 follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
2003
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$10,250	$378	$—	$10,628
States and political subdivisions	24,066	1,027	—	25,093

Total	$34,316	$1,405	$—	$35,721

Available for Sale
U.S. Treasury and other U.S. Government agencies	$429,689	$4,901	$3,824	$430,766
States and political subdivisions	67,226	1,861	556	68,531
Privately-issued mortgage-backed securities	652	3	—	655
Federal Home Loan Bank of Seattle stock	14,172	—	—	14,172
Other	4,444	2,073	—	6,517

Total	$516,183	$8,838	$4,380	$520,641

2002
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$22,625	$823	$—	$23,448
States and political subdivisions	33,695	1,348	—	35,043

Total	$56,320	$2,171	$—	$58,491

Available for Sale
U.S. Treasury and other U.S. Government agencies	$369,967	$10,017	$296	$379,688
States and political subdivisions	48,716	1,903	42	50,577
Privately-issued mortgage-backed securities	10,440	82	—	10,522
Federal Home Loan Bank of Seattle stock	13,412	—	—	13,412
Mutual funds	30,000	—	—	30,000
Other	405	—	—	405

Total	$472,940	$12,002	$338	$484,604

        The amortized cost and estimated fair value of investment securities at December 31, 2003 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$535	$545
Due after one year through five years	15,307	16,182
Due after five years through ten years	3,072	3,214
Due after ten years	5,152	5,152
Mortgage-backed securities	10,250	10,628

Total	$34,316	$35,721

Available for Sale
Due in one year or less	$22,013	$22,418
Due after one year through five years	74,684	76,676
Due after five years through ten years	12,087	12,902
Due after ten years	49,507	49,461
Mortgage-backed securities	339,276	338,495
Federal Home Loan Bank of Seattle stock	14,172	14,172
Other	4,444	6,517

Total	$516,183	$520,641

        Proceeds from sales of investment securities available for sale were $26,399,000 in 2003, $16,689,000 in 2002 and $54,824,000 in 2001, resulting in gross realized gains of $956,000, $747,000 and $1,129,000 in 2003, 2002 and 2001, respectively, and gross unrealized losses of $270,000 and $194,000 in 2002 and 2001, respectively. Investment securities losses in 2002 and 2001 also included writedowns of $270,000 and $68,000, respectively, on an equity security to reflect an impairment in value deemed other than temporary.

        Investment securities of $161,334,000 and $84,645,000 at December 31, 2003 and 2002, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other short-term borrowings.

        As a member of the Federal Home Loan Bank of Seattle ("FHLB"), the Bank is required to obtain and hold a specified number of shares of capital stock of the FHLB based on the amount of its outstanding FHLB advances. These shares are pledged to the FHLB as collateral to secure outstanding advances (see Note 9).

        Provided below is a summary of investment securities available-for-sale which were in an unrealized loss position at December 31, 2003. The Company has the ability to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes that the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer. There were a total of 89 securities in an unrealized loss position at December 31, 2003.

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies	$194,312	$(3,824)	$—	$—	$194,312	$(3,824)
States and political subdivisions	15,293	$(556)	—	—	15,293	$(556)

Total temporarily impaired securities	$209,605	$(4,380)	$—	$—	$209,605	$(4,380)

4.     LOANS

        Loans, excluding loans held for sale, consisted of the following at December 31, 2003 and 2002:

	2003	2002
	(Dollars in thousands)
Real estate:
Mortgage—commercial	$561,812	$542,588
Mortgage—residential	393,073	313,614
Construction	141,117	118,276
Commercial, financial and agricultural	284,728	264,044
Consumer	68,708	56,571

	1,449,438	1,295,093
Less unearned income	6,284	5,201

Total	$1,443,154	$1,289,892

        In the normal course of business, the Bank has made loans to certain directors, executive officers and their affiliates under terms which Management believes are consistent with the Bank's general lending policies. An analysis of the activity of such loans follows:

	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$2,582	$3,062
Additions	1,466	782
Repayments	(1,206)	(904)
Other changes	(147)	(358)

Balance, end of year	$2,695	$2,582

        The amount of other changes is attributable to the retirement of several directors in 2003, and the sale of one residential mortgage loan and the addition of new executive officers in 2002.

        Impaired loans at December 31, 2003 and 2002 (see Note 5 for related allowance for loan losses), amounted to $7,483,000 and $311,000, respectively, and included all nonaccrual and restructured loans greater than $500,000. The average recorded investment in impaired loans was $1,226,000 in 2003, $1,943,000 in 2002 and $7,800,000 in 2001. Interest income recognized on impaired loans was $31,000 in 2003, compared to $10,000 in 2002 and $1,288,000 in 2001, of which $10,000 and $1,258,000 was earned on nonaccrual loans in 2002 and 2001, respectively, and $30,000 was recorded in 2001 on restructured loans still accruing interest.

        Nonaccrual loans at December 31, 2003 and 2002 totaled $3,597,000 and $439,000, respectively. The Bank did not recognize interest income on these loans in 2003, compared to $6,000 in 2002. The Bank would have recognized additional interest income of $313,000 and $22,000 had these loans been accruing interest throughout 2003 and 2002, respectively. Additionally, the Bank collected and recognized interest income of $109,000 and $173,000 on charged-off loans in 2003 and 2002, respectively.

        There were no restructured loans still accruing interest at December 31, 2003 and 2002.

        Substantially all of the Bank's loans are to residents of, or companies doing business in, the state of Hawaii and are generally secured by personal assets, business assets, residential properties or income-producing or commercial properties.

5.     ALLOWANCE FOR LOAN LOSSES

        Changes in the allowance for loan losses were as follows:

	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$24,197	$24,564	$22,612
Provision for loan losses	700	1,000	3,000

	24,897	25,564	25,612
Charge-offs	(1,844)	(1,281)	(2,529)
Recoveries	1,721	816	1,481

Net charge-offs	(123)	(465)	(1,048)

Reclassification of allowance for credit losses on off-balance sheet credit exposures	—	(902)	—

Balance, end of year	$24,774	$24,197	$24,564

        Changes in the allowance for loan losses for impaired loans (included in the above amounts) were as follows:

	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$—	$426	$3,208
Provision for loan losses	919	9	81
Net charge-offs	—	(147)	(464)
Other changes	826	(288)	(2,399)

Balance, end of year	$1,745	$—	$426

        The amounts of other changes represents the net transfer of allocated allowances for loans which were not classified as impaired for the entire year.

        At December 31, 2003, all impaired loans were measured based on the fair value of the underlying collateral.

6.     PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following at December 31, 2003 and 2002:

	2003	2002
	(Dollars in thousands)
Land	$9,534	$9,534
Office buildings and improvements	72,937	77,080
Furniture, fixtures and equipment	19,979	19,568

	102,450	106,182
Less accumulated depreciation and amortization	46,325	48,457

Net	$56,125	$57,725

        Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	2003	2002	2001
	(Dollars in thousands)
Net occupancy	$2,679	$2,725	$2,087
Equipment	1,298	1,463	1,415

Total	$3,977	$4,188	$3,502

7.     DEPOSITS

        Certificates of deposit of $100,000 or more totaled $334,184,000 and $360,630,000 at December 31, 2003 and 2002, respectively.

        Interest expense on certificates of deposits of $100,000 or more totaled $6,254,000, $8,949,000 and $18,433,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.     SHORT-TERM BORROWINGS

        Federal funds purchased generally mature on the day following the date of purchase.

        Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2003 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2003, the underlying securities were held in a custodial account subject to Bank control.

        Other short-term borrowings consist primarily of the Treasury Tax and Loan balance, which represents tax payments collected on behalf of the U.S. government, and FHLB short-term advances. The Treasury Tax and Loan balances bear market interest rates and are callable at any time.

        A summary of short-term borrowings follows:

	2003	2002	2001
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$—	$—	$—
Average amount outstanding during year	33	—	—
Highest month-end balance during year	—	—	—
Weighted average interest rate on balances outstanding at December 31	—	—	—
Weighted average interest rate during year	1.65%	—	—
Securities sold under agreements to repurchase
Amount outstanding at December 31	$1,000	$1,000	$1,000
Average amount outstanding during year	1,000	1,000	2,817
Highest month-end balance during year	1,000	1,000	20,118
Weighted average interest rate on balances outstanding at December 31	1.00%	1.15%	2.05%
Weighted average interest rate during year	1.15%	1.96%	6.04%
Other short-term borrowings
Amount outstanding at December 31	$2,507	$28,008	$12,893
Average amount outstanding during year	2,766	9,436	8,699
Highest month-end balance during year	12,093	52,634	33,912
Weighted average interest rate on balances outstanding at December 31	1.02%	1.37%	1.98%
Weighted average interest rate during year	1.11%	1.98%	5.44%

9.     LONG-TERM DEBT

        Long-term debt consisted of the following at December 31, 2003 and 2002:

	2003	2002
	(Dollars in thousands)
Federal Home Loan Bank Advances	$129,184	$147,155
Trust Preferred Securities	55,000	—

	$184,184	$147,155

        Federal Home Loan Bank ("FHLB") advances at December 31, 2003 and 2002 bear weighted average interest rates of 3.76% and 3.18%, respectively. FHLB advances outstanding at December 31, 2003 were secured by interest-bearing deposits at the FHLB of $5.1 million, the Bank's holdings of FHLB stock, other unencumbered investment securities with a fair value of $0.3 million and certain real estate loans totaling $328.7 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement between the Bank and the FHLB. At December 31, 2003, the Bank had available to it additional unused FHLB advances of approximately $300.9 million.

        A $15.0 million FHLB advance, which bears a fixed interest rate of 6.12% and matures on September 15, 2005, is putable every three months.

        In March 2003, the Company created a wholly-owned statutory trust, CPB Capital Trust I ("Trust I"). Trust I issued $15.0 million in trust preferred securities (the "Securities"). The Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of Trust I are $15.5 million of the Company's subordinated debentures with an identical interest rate and maturity as the Securities. Trust I has issued $0.5 million of common stock to the Company.

        In October 2003, the Company created two wholly-owned statutory trusts, CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"). Trust II issued $20.0 million in Securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on January 7, 2034. The principal assets of Trust II are $20.6 million of the Company's subordinated debentures with an identical interest rate and maturity as the Securities. Trust II has issued $0.6 million of common stock to the Company.

        Trust III issued $20.0 million in Securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The principal assets of Trust III are $20.6 million of the Company's subordinated debentures with an identical interest rate and maturity as the Securities. Trust III has issued $0.6 million of common stock to the Company.

        The Securities, the assets of Trusts I, II, and III, and the common stock issued by Trusts I, II, and III are redeemable in whole or in part on any January 7, April 7, July 7, or October 7 on or after April 7, 2008 for Trust I and on or after October 7, 2008 for Trusts II and III, or at any time in whole but not in part within 90 days following the occurrence of certain events. The obligations of the Company with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the Securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities. The Federal Reserve has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies. As of December 31, 2003, the Federal Reserve has not issued guidance as to the disqualification or limitation of trust preferred securities from Tier 1 capital notwithstanding the issuance of new accounting pronouncements by the FASB concerning variable interest entities, such as Trust I, Trust II, and Trust III (see Note 25 for discussion of new accounting pronouncements).

        At December 31, 2003, future principal payments on long-term debt are as follows:

Year ending December 31:
2004	$60,498
2005	20,949
2006	7,692
2007	13,263
2008	8,183
Thereafter	$73,599

Total	$184,184

10.   SHAREHOLDER RIGHTS PLAN

        On August 26, 1998, the Company's board of directors adopted a Shareholder Rights Plan (the "Rights Plan") which entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. When exercisable, each right entitles the registered holder to purchase from the Company one two-hundredth (2/100th) of a share of the Company's Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (2/100th) of a share, subject to adjustment. The rights are exercisable only upon the occurrence of specific events, and, unless earlier redeemed, will expire on August 26, 2008.

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

11.   EMPLOYEE STOCK OWNERSHIP PLAN

        The Bank had an employee stock ownership plan ("ESOP") and related trust covering substantially all full-time employees with at least one year of service. Normal vesting occurred at the rate of 20% per year starting the second year of participation. The Bank made contributions of $1,164,000 and $890,000 for 2002 and 2001, respectively, which were charged to salaries and employee benefits.

        In June 2003, the ESOP was merged with the Central Pacific Bank 401(K) Retirement Savings Plan ("Retirement Savings Plan"), with the surviving plan being the Retirement Savings Plan. Accordingly, no contributions were made in 2003.

12.   STOCK COMPENSATION PLANS

Stock Option Plans

        The Company has adopted stock option plans for the purpose of granting options to purchase the Company's common stock to directors, officers and other key individuals. Options are granted with an exercise price equal to the stock's fair market value at the date of grant. All options have 10-year terms. Incentive stock options vest at the rate of 20% per year while nonqualified stock options, which do not qualify as incentive stock options ("nonqualified stock options"), vest annually over the respective periods.

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

        The table below presents activity of the 1986 and 1997 Stock Option Plans for the years indicated.

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Dollars in thousands)
Outstanding at January 1:	730,172	$11.39	827,898	$9.38	1,006,118	$7.47
Granted	235,478	27.82	195,586	16.46	—	—
Exercised	(91,699)	9.89	(246,674)	8.21	(127,008)	7.26
Forfeited	(54,925)	12.67	(46,638)	13.74	(51,212)	12.02

Outstanding at December 31	819,026	$16.20	730,172	$11.39	827,898	$9.38
Options exercisable at December 31	363,341	10.55	332,184	9.17	485,938	7.71
Shares available for future grants	1,003,431		1,183,984		1,335,632

        The following table presents information on options outstanding under the 1986 and 1997 Stock Option Plans:

	Options outstanding			Options exercisable
Date of grant	Exercise price	Shares	Remaining average contractual life (months)	Shares
June 14, 1995	$6.52	66,400	18.0	66,400
July 30, 1997	8.94	213,285	40.8	147,285
November 2, 1999	12.09	62,340	69.6	43,700
November 7, 2000	13.08	81,360	82.8	41,840
January 7, 2002	15.10	40,000	96.0	40,000
March 12, 2002	16.84	125,884	98.4	24,116
January 1, 2003	27.82	229,757	108.0	—

Total		819,026		363,341

Weighted average life (in months)			75.6

Weighted average exercise price		$16.20		$10.55

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

        The Bank also had a money purchase pension plan that covered all full-time employees with at least one year of service. This plan was terminated in 1991, and participants in the money purchase pension plan became fully vested at the time of termination.

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

        Effective December 31, 2002, the Bank curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

        The following table sets forth information pertaining to the defined benefit retirement plan for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$25,195	$24,399	$22,917
Service cost	—	358	305
Interest cost	1,643	1,705	1,665
Actuarial loss	1,559	1,734	1,355
Benefits paid	(1,997)	(1,891)	(1,843)
Gain from curtailment	—	(1,110)	—

Benefit obligation at December 31	$26,400	$25,195	$24,399

Benefit obligation actuarial assumptions
Weighted average discount rate	6.25%	6.75%	7.25%
Weighted average rate of compensation increase	— *	3.00%	3.00%
Change in plan assets
Fair value of assets at January 1	$19,014	$20,234	$22,391
Actual return on plan assets	3,326	(1,259)	(1,091)
Employer contributions	1,699	1,930	777
Benefits paid	(1,997)	(1,891)	(1,843)

Fair value of assets at December 31	$22,042	$19,014	$20,234

Funded status
Benefit obligation at December 31	$(26,400)	$(25,195)	$(24,399)
Fair value of plan assets	22,042	19,014	20,234
Unamortized prior service cost	—	—	(1,120)
Unrecognized net actuarial loss	10,157	11,615	8,649

Net amount recognized	$5,799	$5,434	$3,364

Amounts recognized in the consolidated statements of financial condition
Accrued benefit liability	$(4,358)	$(6,181)	$(3,332)
Accumulated other comprehensive income	10,157	11,615	6,696

Net amount recognized	$5,799	$5,434	$3,364

Components of net periodic cost
Service cost	$—	$358	$305
Interest cost	1,643	1,705	1,665
Expected return on plan assets	(1,308)	(1,767)	(1,939)
Recognized prior service cost	—	276	275
Recognized net loss	999	684	257

Net periodic cost	$1,334	$1,256	$563

Net periodic cost actuarial assumptions
Weighted average discount rate	6.75%	7.25%	7.50%
Weighted average rate of compensation increase	— *	3.00%	3.00%
Expected long-term rate of return on plan assets	7.00%	9.00%	9.00%

*
Not applicable. The Company's defined benefit retirement plan was curtailed on December 31, 2002.

        The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

        The defined benefit retirement plan assets consist primarily of equity and fixed-income securities. The Company's asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002
Equity securities	49%	45%
Debt securities	33	22
Other	18	33

Total	100%	100%

        The Company's investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 59% domestic equity securities, 6% international equity securities, 34% fixed income securities, and 1% cash investments.

        Equity securities include the Company's common stock in the amounts of $1.0 million (5% of total plan assets) and $0.9 million (5% of total plan assets) at December 31, 2003 and 2002, respectively.

        The Company expects to contribute $1.7 million to its defined benefit retirement plan in 2004.

        Estimated future benefit payments reflecting expected future service are as follows:

(Dollars in thousands)
Year ending December 31:
2004	$2,001
2005	2,090
2006	2,124
2007	2,165
2008	2,242
2009-2013	11,600

Total	$22,222

        In 1995 and 2001, the Bank established Supplemental Executive Retirement Plans ("SERP") which provide certain officers of the Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

        The following table sets forth information pertaining to the SERP for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$2,342	$2,492	$767
Service cost	—	78	17
Interest cost	151	176	55
Actuarial loss (gain)	104	(95)	171
Benefits paid	(215)	(151)	(47)
Curtailment gain	—	(158)	—
Transitional obligation	—	—	1,200
Prior service cost	—	—	329

Benefit obligation at December 31	$2,382	$2,342	$2,492

Change in plan assets
Fair value of assets at January 1	$—	$—	$—
Employer contributions	215	151	47
Benefits paid	(215)	(151)	(47)

Fair value of assets at December 31	$—	$—	$—

Funded status
Benefit obligation at December 31	$(2,382)	$(2,342)	$(2,492)
Unrecognized transition obligation	303	324	344
Unrecognized net actuarial loss	136	32	296

Net amount recognized	$(1,943)	$(1,986)	$(1,852)

Components of net periodic cost
Service cost	$—	$78	$17
Interest cost	151	176	55
Amortization of unrecognized transition obligation	3	3	1,203
Recognized prior service cost	18	18	—
Recognized net loss (gain)	—	11	(32)

Net periodic cost	$172	$286	$1,243

        Actuarial assumptions, including weighted average discount rates and rates of compensation increase, were consistent with the rates used for the defined benefit retirement plan.

        The SERP holds no plan assets, other than employer contributions which are paid as benefits during the year.

        The Company expects to contribute $215,000 to its SERP in 2004.

        Estimated future benefit payments reflecting expected future service for the SERP are as follows:

(Dollars in thousands)
Year ending December 31:
2004	$215
2005	215
2006	215
2007	215
2008	215
2009-2013	1,075

Total	$2,150

14.   PROFIT SHARING AND 401(K) PLANS

        The Bank's profit sharing plan covers substantially all employees with at least one year of service. The board of directors has sole discretion in determining the annual contribution to the plan, subject to limitations of the Internal Revenue Code. Employees may elect to receive up to 50% of their annual allocation in cash.

        Effective March 31, 1996, the profit sharing plan was merged with an existing employee funded 401(K) plan that allows employees to direct their own investments. Effective September 1, 1996, the Bank instituted a 50% employer-matching program for the 401(K) plan, contributing up to 2% of qualifying employees' salaries.

        Effective January 1, 2000, combined contributions to the profit sharing plan and ESOP were reduced from 10% to 5% of defined net income, while contributions to the Bank's 401(K) plan increased from 50% to 100% of employee contributions up to 4% of the employee's salary.

        The Bank made profit sharing contributions to the Retirement Savings Plan of $2,310,000, $1,164,000 and $890,000 for 2003, 2002 and 2001, respectively. Contributions to the 401(K) component of the Retirement Savings Plan totaled $735,000, $659,000 and $630,000 in 2003, 2002 and 2001, respectively.

15.   OPERATING LEASES

        The Bank leases certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

        Total rent expense for 2001 represents gross rent expense less the net operating income from Company-owned properties of $1,419,000 for 2001.

        Net rent expense, charged to net occupancy expense, for all operating leases is summarized as follows:

	2003	2002	2001
	(Dollars in thousands)
Total rent expense	$3,717	$3,571	$3,481
Less sublease rental income	—	—	(144)

Total	$3,717	$3,571	$3,337

        The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2003:

Rental commitment
(Dollars in thousands)
Year ending December 31:
2004	$2,949
2005	2,734
2006	2,654
2007	2,220
2008	1,694
Thereafter	10,769

Total	$23,020

        In addition, the Bank leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2003:

(Dollars in thousands)
Year ending December 31:
2004	$3,159
2005	2,459
2006	1,734
2007	1,022
2008	613
Thereafter	$1,025

Total	$10,012

        In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

16.   INCOME AND FRANCHISE TAXES

        Components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2003:
Federal	$11,151	$3,326	$14,477
State	463	729	1,192

Total	$11,614	$4,055	$15,669

2002:
Federal	$10,441	$3,419	$13,860
State	292	803	1,095

Total	$10,733	$4,222	$14,955

2001:
Federal	$9,862	$(2,415)	$7,447
State	3,145	(415)	2,730

Total	$13,007	$(2,830)	$10,177

        Income tax expense amounted to $15,669,000, $14,955,000 and $10,177,000 for 2003, 2002 and 2001, respectively. Income tax expense for the periods presented differed from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	2003	2002	2001
	(Dollars in thousands)
Computed "expected" tax expense	$17,363	$16,883	$13,609
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,443)	(1,247)	(1,136)
Other tax-exempt income	(508)	(459)	(40)
State franchise tax, net of Federal income tax benefit	775	712	1,774
Stock-based benefits	(613)	(805)	—
Capital loss carryback	—	—	(3,842)
Other	95	(129)	(188)

Total	$15,669	$14,955	$10,177

        At December 31, 2003 and 2002, current Federal income taxes payable of $2,401,000 and $1,450,000, respectively, and current state franchise taxes payable of $1,534,000 and $4,154,000, respectively, were included in other liabilities.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$8,079	$8,182
Net unrealized gain on available-for-sale securities	1,781	4,660
Employee retirement benefits	5,390	6,119
Premises and equipment, principally due to differences in depreciation	1,574	1,594
Accrued expenses	1,184	1,257
State franchise tax	1,073	1,514
Interest on nonaccrual loans	125	40
Other	808	683

Total deferred tax assets	$20,014	$24,049

Deferred tax liabilities
IRC Code 481(a) adjustment	$6,016	$9,025
FHLB stock dividends received	3,457	3,153
Deferred gain on curtailed retirement plan	3,328	3,328
Accreted discounts receivable	674	846
Deferred finance fees	946	432
Other	320	234

Total deferred tax liabilities	$14,741	$17,018

Net deferred tax assets	$5,273	$7,031

        In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for deferred tax assets as of December 31, 2003 and 2002.

        In 1998, the Company completed a corporate reorganization. In September 2002, the State of Hawaii tax department notified the Company that it was disallowing the tax treatment of this reorganization, and assessed the Company approximately $0.9 million in interest on the unpaid tax liability. The unpaid tax liability and the related interest were paid in October 2002. The Company appealed this decision, and was notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. The Company has filed an appeal with the Hawaii State Tax Appeal Court. Estimated possible tax benefits, which have not yet been recognized, amounted to approximately $6.1 million as of December 31, 2003.

17.   COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income (loss), net of taxes, for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(Dollars in thousands)
Unrealized holding gains on available-for-sale investment securities	$2,677	$7,004	$4,018
Pension liability adjustments	(6,100)	(6,975)	(4,021)

	$(3,423)	$29	$(3)

18.   EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding. Stock options are considered common stock equivalents for purposes of calculating diluted earnings per share.

	2003	2002	2001
	(Dollars in thousands, except per share data)
Basic earnings per share computation
Numerator:
Income available to common stockholders	$33,940	$33,283	$28,705
Denominator:
Weighted average common shares outstanding	16,027	15,931	16,410
Basic earnings per share	$2.12	$2.09	$1.75

Diluted earnings per share computation
Numerator:
Income available to common stockholders	$33,940	$33,283	$28,705
Denominator:
Weighted average common shares outstanding	16,027	15,931	16,410
Incremental shares from conversion of options	370	395	350

	16,397	16,326	16,760
Diluted earnings per share	$2.07	$2.04	$1.72

19.   CONTINGENT LIABILITIES AND OTHER COMMITMENTS

        The Company and its subsidiaries are involved in legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on the Company's consolidated financial statements.

        In the normal course of business, there are outstanding contingent liabilities and other commitments, such as unused letters of credit, items held for collections and unsold traveler's checks, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

20.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        At December 31, 2003 and 2002 financial instruments with off-balance sheet risk were as follows:

	2003	2002
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$336,803	$342,357
Standby letters of credit and financial guarantees written	15,801	18,273
Financial instruments whose contract amounts exceed the amount of credit risk:
Forward foreign exchange contracts	—	—

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

21.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-Term Debt

        The fair value of FHLB advances is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The fair value of trust preferred securities is estimated by discounting scheduled cash flows using rates currently offered for securities of similar remaining maturities.

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

	December 31, 2003		December 31, 2002
	Carrying/ notional amount	Estimated fair value	Carrying/ notional amount	Estimated fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$63,851	$63,851	$62,273	$62,273
Interest-bearing deposits in other banks	5,145	5,145	39,358	39,358
Federal funds sold	2,000	2,000	—	—
Investment securities	554,957	556,362	540,924	543,095
Net loans	1,425,040	1,441,118	1,272,115	1,308,732
Accrued interest receivable	8,828	8,828	9,254	9,254
Due from customers on acceptances	—	—	34	34
Financial liabilities
Deposits:
Noninterest-bearing deposits	338,004	338,004	305,351	305,351
Interest-bearing demand and savings deposits	864,833	864,833	750,758	750,758
Time deposits	550,447	556,692	584,992	591,531
Total deposits	1,753,284	1,759,529	1,641,101	1,647,640
Short-term borrowings	3,507	3,510	29,008	29,008
Long-term debt	184,184	184,609	147,155	152,992
Bank acceptances outstanding	—	—	34	34
Accrued interest payable (included in other liabilities)	2,630	2,630	2,858	2,858
Off-balance sheet financial instruments
Commitments to extend credit	336,803	1,684	342,357	1,712
Standby letters of credit and financial guarantees written	15,801	96	18,273	137
Forward foreign exchange contracts	—	—	—	—

22.   DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

        The Company's board of directors, at a meeting held on December 22, 2003, declared a fourth quarter cash dividend of $0.16 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.64 per share for the year ended December 31, 2003.

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

23.   SEGMENT INFORMATION

        The Company has two reportable segments: financial services and treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The financial services segment includes retail branch offices, corporate lending, construction and real estate development lending, residential mortgage lending, wealth management services, and international banking services. A full range of deposit and loan products, and various other banking services is offered. The treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities.

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

        Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Financial Services	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2003:
Net interest income (expense)	$70,621	$13,995	$5,437	$90,053
Intersegment net interest income (expense)	8,299	(5,243)	(3,056)	—
Provision for loan losses	1,003	—	(303)	700
Other operating income	8,213	1,239	6,382	15,834
Other operating expense	19,491	1,625	34,462	55,578
Administrative and overhead expense allocation	28,626	(895)	(27,731)	—
Income taxes	13,294	3,191	(816)	15,669

Net income (loss)	$24,719	$6,070	$3,151	$33,940

At December 31, 2003
Investment securities	$—	$554,957	$—	$554,957
Loans (including loans held for sale)	1,320,390	—	129,424	1,449,814
Other	43,519	53,317	68,661	165,497

Total assets	$1,363,909	$608,274	$198,085	$2,170,268

Year ended December 31, 2002:
Net interest income (expense)	$67,610	$15,659	$5,710	$88,979
Intersegment net interest income (expense)	6,379	(3,459)	(2,920)	—
Provision for loan losses	719	—	281	1,000
Other operating income	7,261	880	7,141	15,282
Other operating expense	19,844	1,493	33,686	55,023
Administrative and overhead expense allocation	25,964	(793)	(25,171)	—
Income taxes	12,007	3,736	(788)	14,955

Net income (loss)	$22,716	$8,644	$1,923	$33,283

At December 31, 2002:
Investment securities	$—	$540,924	$—	$540,924
Loans (including loans held for sale)	1,224,097	—	72,215	1,296,312
Other	42,973	88,037	59,917	190,927

Total assets	$1,267,070	$628,961	$132,132	$2,028,163

Year ended December 31, 2001:
Net interest income (expense)	$60,084	$8,635	$9,733	$78,452
Intersegment net interest income (expense)	3,929	1,350	(5,279)	—
Provision for loan losses	1,511	—	1,489	3,000
Other operating income	7,443	1,514	5,156	14,113
Other operating expense	17,849	1,566	31,268	50,683
Administrative and overhead expense allocation	23,142	524	(23,666)	—
Income taxes	7,255	2,499	423	10,177

Net income (loss)	$21,699	$6,910	$96	$28,705

At December 31, 2001:
Investment securities	$—	$391,947	$—	$391,947
Loans (including loans held for sale)	1,182,641	—	86,016	1,268,657
Other	41,058	72,284	61,695	175,037

Total assets	$1,223,699	$464,231	$147,711	$1,835,641

24.   PARENT COMPANY AND REGULATORY RESTRICTIONS

        At December 31, 2003, retained earnings of the parent company, Central Pacific Financial Corp., included $145,434,000 of equity in undistributed income of the Bank.

        The Bank, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2003, retained earnings of the Bank totaled $146,781,000.

        Section 131 of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the "Agencies") to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA's Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution's capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

        The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution's capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2003 and 2002, the Bank's regulatory capital ratios exceeded the minimum thresholds for a "well-capitalized" institution.

        The following table sets forth actual and required capital and capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2003:
Tier 1 risk-based capital	$256,933	15.85%	$64,842	4.00%	$97,263	6.00%
Total risk-based capital	278,189	17.16	129,683	8.00	162,104	10.00
Leverage capital	256,933	11.99	85,717	4.00	107,146	5.00
As of December 31, 2002:
Tier 1 risk-based capital	$176,418	11.57%	$60,991	4.00%	$91,487	6.00%
Total risk-based capital	195,552	12.82	121,982	8.00	152,478	10.00
Leverage capital	176,418	8.99	78,487	4.00	98,109	5.00
Bank
As of December 31, 2003:
Tier 1 risk-based capital	$192,056	11.99%	$64,096	4.00%	$96,144	6.00%
Total risk-based capital	212,149	13.24	128,193	8.00	160,241	10.00
Leverage capital	192,056	9.02	85,151	4.00	106,438	5.00
As of December 31, 2002:
Tier 1 risk-based capital	$170,708	11.21%	$60,908	4.00%	$91,362	6.00%
Total risk-based capital	189,817	12.47	121,817	8.00	152,271	10.00
Leverage capital	170,708	8.71	78,386	4.00	97,983	5.00

        Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Assets
Cash	$49,142	$935
Investment securities available for sale	6,501	1,924
Investment in subsidiary bank, at equity in underlying net assets	183,444	167,699
Investment in other subsidiaries, at equity in underlying assets	1,707	—
Dividends receivable from subsidiary bank	2,586	1,771
Accrued interest receivable and other assets	14,315	3,336

Total assets	$257,695	$175,665

Liabilities and Shareholders' Equity
Dividends payable	$2,570	$1,757
Long-term debt	$56,702	$—
Other liabilities	3,824	465

Total liabilities	63,096	2,222

Shareholders equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 16,063,957 and 15,973,458 shares at December 31, 2003 and 2002, respectively	9,589	8,707
Surplus	45,848	45,848
Retained earnings	142,635	118,958
Deferred stock awards	(50)	(99)
Accumulated other comprehensive income (loss)	(3,423)	29

Total shareholders' equity	194,599	173,443

Total liabilities and shareholders' equity	$257,695	$175,665

Central Pacific Financial Corp.

Condensed Statements of Income

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Income:
Dividends from subsidiary bank	$14,388	$9,541	$21,554
Dividends from other subsidiaries	11	—	—
Interest income:
Interest and dividends on investment securities	122	69	78
Interest from subsidiary bank	89	8	22
Investment securities losses	—	(230)	(68)

Total income	14,610	9,388	21,586
Expense:
Interest on long-term debt	914	—	—
Other expenses	3,171	2,029	446

Total expenses	4,085	2,029	446
Income before income taxes and equity in undistributed income of subsidiary bank	10,525	7,359	21,140
Income tax benefit	(2,971)	(2,235)	(143)

Income before equity in undistributed income of subsidiary bank	13,496	9,594	21,283
Equity in undistributed income of subsidiary bank	20,439	23,689	7,422
Equity in undistributed income of other subsidiaries	5	—	—

Net income	$33,940	$33,283	$28,705

Central Pacific Financial Corp.

Condensed Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities
Net income	$33,940	$33,283	$28,705
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on investment securities	—	231	—
Deferred income tax benefit	(1,936)	(322)	(42)
Increase in dividends receivable from subsidiary bank	(815)	(345)	(71)
Equity in undistributed income of subsidiary bank	(24,439)	(26,789)	(23,422)
Equity in undistributed income of other subsidiaries	(5)	—	—
Other, net	(6,056)	(2,424)	23

Net cash provided by operating activities	689	3,634	5,193

Cash flows from investing activities
Proceeds from maturities of investment securities available for sale	1,125	475	—
Purchases of investment securities available for sale	(4,039)	(436)	—
Investment in and advances to subsidiaries	(1,702)	—	—
Distribution of capital by subsidiary bank	4,000	3,100	16,000

Net cash provided (used) by investing activities	(616)	3,139	16,000

Cash flows from financing activities
Proceeds from long-term debt	56,702	—	—
Proceeds from sale of common stock	882	2,024	923
Repurchases of common stock	—	(2,595)	(17,386)
Dividends paid	(9,450)	(6,053)	(5,351)

Net cash provided (used) by financing activities	48,134	(6,624)	(21,814)

Net increase (decrease) in cash and cash equivalents	48,207	149	(621)
Cash and cash equivalents
At beginning of year	935	786	1,407

At end of year	$49,142	$935	$786

25.   ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 provides a new framework for identifying a variable interest entity ("VIE") and determining when a company should include the assets, liabilities, and noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). For public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities, the application of FIN 46R is required in financial statements for periods ending after December 15, 2003. Application by public entities for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company's statutory trusts, which are discussed in Note 9, are deemed to be VIEs, and were consolidated in the consolidated financial statements as of December 31, 2003. Upon adoption of FIN 46R, Trust I, Trust II, and Trust III will be deconsolidated from the consolidated financial statements. The application of FIN 46R is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The application of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 was effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB indefinitely deferred the effective date of the provisions of SFAS No. 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that became subject to SFAS No. 150 solely as a result of consolidation. The application of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." As revised, SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. The provisions of SFAS No. 132 are effective for financial statements with fiscal years ending after December 31, 2003. The interim-period disclosures required by SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The application of SFAS No. 132, as revised, did not have a material impact on the Company's consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of Central Pacific Financial Corp.:

        We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 30, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        Subsequent to the date of that evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information as of December 31, 2003

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	819,026	$16.20	1,003,431
Equity compensation plans not approved by security holders	—	—	—
Total	819,026	$16.20	1,003,431

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "INTRODUCTION—Principal Shareholders," and "ELECTION OF DIRECTORS" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Certain Transactions" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning principal accounting fees and services is incorporated by reference from the section entitled "INDEPENDENT ACCOUNTANTS" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.    Financial Statements

        The following consolidated financial statements are included in Item 8 of this report:

          Central Pacific Financial Corp. and Subsidiaries:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 31, 2003 and 2002

      Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

        (a) 2.     All schedules required by this Item 15(a) 2. are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

  (a) 3.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant, as amended(1)
3.2	Amended Bylaws of the Registrant(2)
3.3	Amended to Articles of Incorporation dated April 22, 2003(3)
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent(4)
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc.(5)
10.2	Split Dollar Life Insurance Plan(6)(7)
10.3	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan(6)(8)
10.4	Central Pacific Bank Supplemental Executive Retirement Plan(6)(9)
10.5	The Registrant's 1986 Stock Option Plan, as amended(6)(10)
10.6	The Registrant's 1997 Stock Option Plan, as amended(6)(9)
10.7	The Registrant's Directors' Deferred Compensation Plan(6)(8)
10.8	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya(6)(11)
10.9	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito(2)(6)
10.10	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Clinton L. Arnoldus(2)(6)
10.11	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Neal K. Kanda(2)(6)
10.12	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Sherri Y. Yim(2)(6)
10.13	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Denis K. Isono(2)(6)
10.14	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Blenn A. Fujimoto(2)(6)
10.15	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Alwyn S. Chikamoto(2)(6)
10.16	Executive Employment Agreement dated January 1, 2003 by and between Central Pacific Bank and Craig H. Hashimoto(2)(6)
21	Subsidiaries of the Registrant*
23	Consent of KPMG LLP*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**

*
Filed herewith.

**
Furnished herewith.

(1)
Filed as Exhibits 3.1 and 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

(2)
Filed as Exhibits 3.2, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19 and 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

(3)
Filed as Exhibits 3.3 to the Registrant's Form S-4 Registration No. 333-104783, filed with the Securities and Exchange Commission on April 28, 2003.

(4)
Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(5)
Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(6)
Denotes management contract or compensation plan or arrangement.

(7)
Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(8)
Filed as Exhibits 10.8 and 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(9)
Filed as Exhibits 10.8 and 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(10)
Filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 Registration No. 33-11462, filed with the Securities and Exchange Commission on January 22, 1987.

(11)
Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

        (b)   During the fourth quarter of 2003, the Company filed the following reports on Form 8-K:

    On October 10, 2003, the Company filed a Form 8-K under Items 5 and 7, regarding the $40.0 million in private placement of Trust Preferred Securities.

    On October 23, 2003, the Company filed a Form 8-K under Item 12, regarding the Company's results of operations and financial condition for the quarterly period ended September 30, 2003, and furnished (not filed) as an exhibit to the Form 8-K a press release titled "Central Pacific Financial Corp. Reports Third Quarter Earnings".

    On December 4, 2003, the Company filed a Form 8-K under Items 7 and 11, regarding the temporary suspension of trading under the Company's employee benefit plans.

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

Dated: March 10, 2004
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ CLINT L. ARNOLDUS Clint L. Arnoldus Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLINT L. ARNOLDUS Clint L. Arnoldus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), Director	March 10, 2004
/s/ NEAL K. KANDA Neal K. Kanda	Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004
/s/ JOSEPH F. BLANCO Joseph F. Blanco	Director	March 10, 2004
/s/ RICHARD J. BLANGIARDI Richard J. Blangiardi	Director	March 10, 2004
/s/ ALICE F. GUILD Alice F. Guild	Director	March 10, 2004
/s/ B. JEANNIE HEDBERG B. Jeannie Hedberg	Director	March 10, 2004

/s/ DENNIS I. HIROTA Dennis I. Hirota	Director	March 10, 2004
/s/ CLAYTON K. HONBO Clayton K. Honbo	Director	March 10, 2004
/s/ PAUL J. KOSASA Paul J. Kosasa	Director	March 10, 2004
/s/ GILBERT J. MATSUMOTO Gilbert J. Matsumoto	Director	March 10, 2004

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Prices and Cash Dividends Declared
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Table 1. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)
Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)
Table 3. Components of Other Operating Income
Table 4. Components of Other Operating Expense
Table 5. Loans by Categories
Table 6. Mortgage Loan Portfolio Composition
Table 7. Consumer Loan Portfolio Composition
Table 8. Maturity Distribution of Commercial and Construction Loans
Table 9. Maturity Distribution of Fixed and Variable Rate Loans
Table 10. Allowance for Loan Losses
Table 11. Allocation of Allowance for Loan Losses
Table 12. Nonperforming Assets, Past Due and Restructured Loans
Table 13. Distribution of Investment Securities
Table 14. Maturity Distribution of Investment Portfolio
Table 15. Average Balances and Average Rates on Deposits
Table 16. Remaining Maturities of Large Certificates of Deposits
Table 17. Contractual Obligations
Table 18. Rate Sensitivity of Assets, Liabilities and Shareholders' Equity
Table 19
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Table 20
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 and 2002
CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
Central Pacific Financial Corp. Condensed Balance Sheets December 31, 2003 and 2002
Central Pacific Financial Corp. Condensed Statements of Income Years ended December 31, 2003, 2002 and 2001
Central Pacific Financial Corp. Condensed Statements of Cash Flows Years ended December 31, 2003, 2002 and 2001
INDEPENDENT AUDITORS' REPORT
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information as of December 31, 2003
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES