Form 10-Q
period 2004-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2004-05-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒  No ☐

As of April 30, 2004, the number of shares of common stock outstanding of the registrant was 16,096,607 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARY

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document contains forward-looking statements.  Such statements include, but are not limited to, (i) statements about the benefits of a merger between Central Pacific Financial Corp. (“CPF” or “Company”) and CB Bancshares, Inc. (“CBBI”), including future financial and operating results, costs savings and accretion to reported and cash earnings that may be realized from such merger; (ii) statements with respect to CPF’s plans, objectives, expectations and intentions and other statements that are not historical facts; and (iii) other statements identified by words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets”, “projects” and other similar expressions.  These statements are based upon the current beliefs and expectations of CPF’s management and are subject to significant risks and uncertainties.  Actual results may differ from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:  (1) the business of CPF and CBBI may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; (3) revenues following the merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the merger; (5) any necessary approvals required for the merger may not be obtained on the proposed terms; (6) the failure of CPF’s and CBBI’s shareholders to approve the merger; (7) competitive pressures among depository and other financial institutions may increase significantly and may have an effect on pricing, spending, third-party relationships and revenues; (8) the strength of the United States economy in general and the strength of the Hawaii economy may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the combined company’s loan portfolio and allowance for loan losses; (9) changes in the U.S. legal and regulatory framework; and (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on the combined company’s activities.

Additional factors that could cause CPF results to differ

materially from those described in the forward-looking statements can be found in CPF’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet web site (www.sec.gov). All subsequent written and oral forward-looking statements concerning the proposed transaction with CBBI or other matters attributable to CPF or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.  CPF does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

CPF will amend its registration statement on Form S-4 to register the shares of CPF common stock to be issued in connection with the merger.  The registration statement will include a joint proxy statement/prospectus for soliciting proxies from CPF and CBBI shareholders, in connection with meetings of such shareholders at a date or dates subsequent hereto.

Investors and security holders are urged to read the registration statement and joint proxy statement and any other relevant documents, when available, as well as any amendments or supplements to those documents, because they will contain important information.  Investors and security holders may obtain a free copy of documents filed with the SEC at the SEC Internet web site at www.sec.gov.  Such documents may also be obtained free of charge from CPF by directing such request to: Central Pacific Financial Corp., 220 South King Street, Honolulu, Hawaii 96813, Attention: David Morimoto, (808) 544-0627.

CPF and CBBI, its directors and executive officers and certain other persons may be deemed to be “participants” if CPF solicits proxies from CBBI and CPF shareholders in connection with the merger.  A detailed list of the names, affiliations and interests of the participants in any such solicitation is contained in CPF’s definitive proxy revocation statement as filed on May 22, 2003.  Information about the directors and executive officers of CPF and their ownership of and interests in CPF stock is set forth in the proxy statement for CPF’s 2004 Annual Meeting of Shareholders.  Information about the directors and executive officers of CBBI and their ownership of and interests in CPF stock is set forth in the proxy statement for CBBI’s 2004 Annual Meeting of Shareholders.  Additional information regarding the interests of those participants may be obtained by reading the joint proxy statement/prospectus when it becomes available.

Item 1.  Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Assets
Cash and due from banks	$70,854	$63,851	$53,533
Interest-bearing deposits in other banks	2,645	5,145	23,243
Federal funds sold	—	2,000	—
Investment securities:
Held to maturity, at amortized cost (fair value of $35,046 at March 31, 2004, $35,271 at December 31, 2003, and $56,925 at March 31, 2003	33,642	34,316	54,936
Available for sale, at fair value	615,725	520,641	473,364
Total investment securities	649,367	554,957	528,300

Loans held for sale	2,337	6,660	3,626

Loans	1,459,442	1,443,154	1,339,338
Less allowance for loan losses	24,848	24,774	25,109
Net loans	1,434,594	1,418,380	1,314,229

Premises and equipment	57,355	56,125	57,240
Accrued interest receivable	8,723	8,828	8,983
Investment in unconsolidated subsidiaries	4,625	2,184	3,005
Due from customers on acceptances	—	—	41
Other real estate	—	—	547
Other assets	53,825	52,138	40,695

Total assets	$2,284,325	$2,170,268	$2,033,442

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$369,151	$338,004	$297,791
Interest-bearing deposits	1,436,116	1,415,280	1,356,595
Total deposits	1,805,267	1,753,284	1,654,386

Short-term borrowings	12,851	3,507	1,524
Long-term debt	228,425	184,184	161,790
Bank acceptances outstanding	—	—	41
Minority interest	10,362	10,062	10,388
Other liabilities	23,907	24,632	26,683
Toal liabilities	2,080,812	1,975,669	1,854,812

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 16,093,999 shares at March 31, 2004, 16,063,957 shares at December 31, 2003, and 16,008,158 shares at March 31, 2003	9,907	9,589	9,037
Surplus	45,848	45,848	45,848
Retained earnings	147,972	142,635	124,972
Deferred stock awards	(47)	(50)	(93)
Accumulated other comprehensive income	(167)	(3,423)	(1,134)
Total shareholders’ equity	203,513	194,599	178,630

Total liabilities and shareholders’ equity	$2,284,325	$2,170,268	$2,033,442

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2003

Interest income:
Interest and fees on loans	$21,291	$22,464
Interest and dividends on investment securities:
Taxable interest	5,081	4,245
Tax-exempt interest	991	891
Dividends	217	260
Interest on deposits in other banks	23	10
Interest on Federal funds sold and securities purchased under agreements to resell	9	3

Total interest income	27,612	27,873

Interest expense:
Interest on deposits	2,925	4,210
Interest on short-term borrowings	36	9
Interest on long-term debt	1,950	1,248

Total interest expense	4,911	5,467

Net interest income	22,701	22,406
Provision for loan losses	300	—
Net interest income after provision for loan losses	22,401	22,406

Other operating income:
Income from fiduciary activities	549	446
Service charges on deposit accounts	1,443	1,087
Other service charges and fees	1,251	1,185
Fees on foreign exchange	173	148
Investment securities gains (losses)	—	—
Other	495	799

Total other operating income	3,911	3,665

Other operating expense:
Salaries and employee benefits	8,206	7,076
Net occupancy	1,094	1,033
Equipment	568	624
Other	4,660	4,322

Total other operating expense	14,528	13,055

Income before income taxes	11,784	13,016
Income taxes	3,874	4,440

Net income	$7,910	$8,576

Per share data:
Basic earnings per share	$0.49	$0.54
Diluted earnings per share	0.48	0.52
Cash dividends declared	0.16	0.16

Basic weighted average shares outstanding	16,080	15,997
Diluted weighted average shares outstanding	16,411	16,408

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common Stock	Retained Surplus	Earnings	Deferred Stock Awards	Accumulated other comprehensive income(loss)	Total
Three months ended March 31, 2004
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net Income	—	—	7,910	—	—	7,910
Net change in unrealized gain on investment securities, net of taxes of $2,165	—	—	—	—	3,256	3,256

Comprehensive income						11,166

Cash dividends ($0.16 per share)	—	—	(2,573)	—	—	(2,573)
30,042 shares of common stock issued	318	—	—	—	—	318
Vested stock awards	—	—	—	3	—	3

Balance at March 31, 2004	$9,907	$45,848	$147,972	$(47)	$(167)	$203,513

Disclosure of reclassification amount:
Unrealized holding gain on investment securities during period, net of taxes of $2,165	$—	$—	$—	$—	$3,256	$3,256
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized gain on investment securities	$—	$—	$—	$—	$3,256	$3,256

Three months ended March 31, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	8,576	—	—	8,576
Net change in unrealized loss on on investment securities, net of taxes of $774	—	—	—	—	(1,163)	(1,163)

Comprehensive income						7,413

Cash dividends declared ($0.16 per share)	—	—	(2,562)	—	—	(2,562)
34,700 shares of common stock issued	330	—	—	—	—	330
Vested stock awards	—	—	—	6	—	6

Balance at March 31, 2003	$9,037	$45,848	$124,972	$(93)	$(1,134)	$178,630

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(774)	$—	$—	$—	$—	$(1,163)	$(1,163)
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized loss on investment securities	$—	$—	$—	$—	$(1,163)	$(1,163)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Cash flows from operating activities:
Net income	$7,910	$8,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	—
Provision for depreciation & amortization	955	1,022
Net amortization of deferred stock awards	3	6
Net amortization of investment securities	437	1,347
Federal Home Loan Bank dividends received	(141)	(223)
Net gain on sale of loans	(39)	(118)
Proceeds from sales of loans held for sale	11,614	13,989
Originations of loans held for sale	(7,252)	(11,413)
Deferred income tax benefit	(6,668)	5,255
Net increase in other assets	(1,285)	(3,471)
Net decrease in other liabilities	5,025	339

Net Cash Provided by Operating Activities	10,859	15,309

Cash flows from investing activities:
Proceeds from maturities of & calls on
investment securities held to maturity	665	1,358
Proceeds from maturities of & calls on
investment securities available for sale	108,415	209,792
Purchases of investment securities
available for sale	(198,366)	(201,587)
Net decrease in interest-bearing deposits
in other banks	2,500	16,115
Net decrease in Fed Funds Sold	2,000	—
Net loan originations	(16,514)	(48,198)
Purchases of premises & equipment	(1,530)	(537)
Contributions to unconsolidated subsidiaries	(880)	—

Net Cash Used by Investing Activities	(103,710)	(23,057)

Cash flows from financing activities:
Net increase in deposits	51,983	13,285
Proceeds from long-term debt	77,000	15,000
Repayments of long-term debt	(34,461)	(365)
Net increase (decrease) in short-term borrowings	9,344	(27,484)
Cash dividends paid	(4,330)	(1,758)
Proceeds from sale of common stock	318	330

Net Cash Provided (Used) by Financing Activities	99,854	(992)

Net increase (decrease) in cash & cash equivalents	7,003	(8,740)

Cash and cash equivalents:
At beginning of period	63,851	62,273

At end of period	$70,854	$53,533

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,103	$5,372
Cash paid during the period for income taxes	$2,210	$1,697

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,103	$5,372
Cash paid during the period for income taxes	$2,210	$1,697

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004 and 2003

1.  Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2003. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income (Loss)

Components of other comprehensive income (loss), net of taxes, is presented below:

	March 31,
(Dollars in thousands)	2004	2003

Unrealized holding gains on available-for-sale investment securities	$5,932	$5,841
Pension liability adjustments	(6,099)	(6,975)
Balance at end of period	$(167)	$(1,134)

3.  Segment Information

The Company has two reportable segments: financial services and treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The financial services segment includes retail branch offices, corporate lending, construction and real estate development lending, trust services, investment services and international banking services.  A full range of deposit and loan products, and various other banking services are offered.  The treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.

The all others category includes Central Business Club of Honolulu and activities such as residential mortgage lending, mortgage servicing, electronic banking, and management of bank owned properties.

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K, for the year ended December 31, 2003 filed with the SEC.  The majority of the Company’s net income is derived from net interest income.  Accordingly, Management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Bank’s average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets.  Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Financial Services	Treasury	All Others	Total

Three months ended March 31, 2004:
Net interest income	$17,215	$4,314	$1,172	$22,701
Intersegment net interest income (expense)	2,126	(1,218)	(908)	—
Provision for loan losses	277	—	23	300
Other operating income	2,477	127	1,307	3,911
Other operating expense	5,793	424	8,311	14,528
Administrative and overhead
expense allocation	7,388	(217)	(7,171)	—
Income taxes	2,986	1,074	(186)	3,874

Net income	$5,374	$1,942	$594	$7,910

Three months ended March 31, 2003:
Net interest income	$17,572	$3,657	$1,177	$22,406
Intersegment net interest income (expense)	1,894	(1,264)	(630)	—
Provision for loan losses	214	—	(214)	—
Other operating income	2,267	69	1,329	3,665
Other operating expense	4,988	386	7,681	13,055
Administrative and overhead expense allocation	8,052	(189)	(7,863)	—
Income taxes	3,066	819	555	4,440

Net income	$5,413	$1,446	$1,717	$8,576

At March 31, 2004:
Investment securities	$—	$649,367	$—	$649,367
Loans (including loans held for sale)	1,338,254	—	123,525	1,461,779
Other	42,113	57,348	73,718	173,179

Total assets	$1,380,367	$706,715	$197,243	$2,284,325

At December 31, 2003:
Investment securities	$—	$554,957	$—	$554,957
Loans (including loans held for sale)	1,320,390	—	129,424	1,449,814
Other	43,519	53,317	68,661	165,497

Total assets	$1,363,909	$608,274	$198,085	$2,170,268

4. Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).   FIN 46 provided a new framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, and noncontrolling interests and results of activities of a VIE in its consolidated financial statements.  In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  For pubic entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities, the application of FIN 46R was required in financial statements for periods ending after December 15, 2003. Application by public entities for all other types of VIEs was required in financial statements for periods ending after March 15, 2004.  The Company’s statutory trusts, CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III, were deemed to be VIEs, and were consolidated in the consolidated financial statements as of December 31, 2003.  As of March 31, 2004, upon the adoption of FIN 46R, the Company’s statutory trusts were deconsolidated from the Company’s consolidated financial statements.  The application of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

5. Stock Compensation Plans

The Company has elected to apply the provisions of APB No. 25, and provide the pro forma disclosure provisions of SFAS No. 148.

The following table presents pro forma disclosures of the impact that the 2003, 2002, 2000 and 1999 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 148.

	Three months ended March 31,
	2004	2003

Net income, as reported	$7,910	$8,576
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2	4
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(172)	(173)

Pro forma net income	$7,740	$8,407

Earnings per share:
Basic - as reported	$0.49	$0.54
Basic - pro forma	$0.48	$0.53

Diluted - as reported	$0.48	$0.52
Diluted - pro forma	$0.47	$0.51

6. Pension Plans

Central Pacific Bank (the “Bank”) has a defined benefit retirement plan (“Pension Plan”) covering substantially all of its employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

In 1995 and 2001, the Bank established Supplemental Executive Retirement Plans (“SERP”) which provide certain officers of the Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

The following table sets forth the components of net periodic benefit cost for the three months ended March 31:

	Pension Plan		SERP
	2004	2003	2004	2003
Interest cost	$405	$411	$36	$38
Expected return on plan assets	(431)	(327)	—	—
Amortization of unrecognized transition obligation	—	—	1	1
Recognized prior service cost	—	—	4	4
Recognized net loss (gain)	220	250	—	—

Net periodic cost	$194	$334	$41	$43

The Company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.7 million to its Pension Plan and $215,000 to its SERP in 2004.  As of March 31, 2004, the Company made contributions of $450,000 to its Pension Plan and $54,000 to its SERP, and presently anticipates that its contributions for 2004 will approximate the amounts disclosed at year-end 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made.  Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact the Company’s consolidated financial statements as of or for the periods presented.  Management has discussed the development and selection of the critical accounting estimates discussed below with the audit committee of the Board of Directors, and the audit committee has reviewed the accompanying disclosures.

Allowance for Loan Losses.  The Company maintains the allowance for loan losses (“Allowance”) at an amount sufficient to absorb losses inherent in the Company’s loan portfolio based on a projection of probable net loan charge-offs.  For loans classified as impaired, an estimated impairment loss is calculated.  To estimate net loan charge-offs on other loans, the Company performs a migration analysis and considers other relevant economic conditions and borrower-specific risk characteristics.  A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience.  Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated.  Based on management’s estimate of the level of Allowance required, a provision for loan losses (“Provision”) is recorded to maintain the Allowance at an appropriate level.  Since the Company cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs are impacted by numerous conditions beyond the control of the Company, a range of loss estimates could reasonably have been used to determine the Allowance and Provision

Defined Benefit Retirement Plan.  Defined benefit retirement plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Independent actuaries through the use of a number of assumptions determine plan obligations and the annual pension expense. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets.  In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

Overview of Material Events

On April 23, 2004, CPF and CBBI announced that their boards of directors approved a definitive merger agreement under which CPF will acquire all of CBBI’s outstanding shares for cash and stock with a value of $91.83 per share based on the closing price of CPF common stock on April 22, 2004.

Under the terms of the definitive merger agreement, each share of CBBI common stock is entitled to consideration in an amount equal to 2.6752 multiplied by the average price of CPF common stock over a specified 10 consecutive trading day period, plus $20.00. CBBI shareholders can elect to be paid in cash or shares of CPF common stock, with pro-rata allocation to apportion consideration among CBBI shareholders to the extent the total elections for cash or stock differ from the aggregate amounts of cash and stock to be paid by CPF in the merger.

Upon consummation of the merger, Clint Arnoldus (Chairman, President and Chief Executive Officer of CPF) will continue as Chief Executive Officer of the combined company, and Ronald K. Migita (President and Chief Executive Officer of CBBI) will become non-executive chairman of the board, Neal Kanda (Treasurer of CPF) will assume the position of President and Chief Operating Officer of the combined company, and Dean Hirata (Chief Financial Officer of CBBI) will be Chief Financial Officer of the combined company. The holding company and bank subsidiary will maintain the names of Central Pacific Financial Corp. and Central Pacific Bank, respectively. CPF’s Board will be increased to fifteen members, with the addition of six current members of the CBBI Board.

The merger is conditioned, among other factors, upon shareholder and regulatory approvals, and other customary conditions. CPF expects the transaction to close in the third quarter of 2004.

Under the terms of the merger agreement, CPF and CBBI will take all steps necessary to cause the lawsuits filed by one party against the other since May 2003 through the execution of the merger agreement to be dismissed with prejudice.

As of March 31, 2004, the Company capitalized merger-related costs totaling $10.1 million.  This amount is reflected as a component of other assets on the consolidated balance sheet.  For the three months ended March 31, 2004, merger-related expenses totaled $60,000 and are reflected as a component of other operating expense on the consolidated statement of income.

Financial Summary

For the three months ended March 31, 2004, the Company reported net income of $7.9 million or $0.48 per diluted share, down 7.8% and 7.7%, respectively, from the same period last year. The results for the first quarter were negatively impacted by net interest margin pressure caused by the low interest rate environment and an increase in other operating expense.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2004	2003

Annualized return on average assets	1.43%	1.73%

Annualized return on average stockholders’ equity	15.76%	19.18%

Basic earnings per share	$0.49	$0.54
Diluted earnings per share	$0.48	$0.52

Material Trends

Hawaii’s economy continued to improve in 2004. The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 3.8% in March 2004, compared to 4.1% in March 2003.(1)  On the national level, the unemployment rate was 5.7% in March 2004, compared to 5.8% in March 2003.(2)

The housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales on the island of Oahu for the first three months of 2004 were $907 million, an increase of 37.0% over the same period last year.(3) The median sales price for single family homes and condominiums on Oahu increased over the same period last year by 25.4% and 12.4%, respectively.(4)

(1)     Hawaii State Department of Labor and Industrial Relations.

(2)     Ibid.

(3)     Honolulu Board of Realtors.

(4)     Ibid.

As a result of the strong housing market, the construction industry continues to reflect strong growth. In 2003, the number of construction jobs grew by 4.6% and the number of building permits increased by approximately 15.6% over the prior year.(5) As of March 31, 2004, the number of construction jobs grew by 2.6% from year-end 2003.(6)

The top five industries in the state as of March 31, 2004, representing approximately 69.7% of total jobs, include: government, food services and accommodation, retail, healthcare, and professional services.(7) Total state personal income is forecasted to grow by 5.1% in 2004.(8)

For the first three months of 2004, total visitor arrivals increased 3.8% over the same period last year.(9)  This increase was largely attributed to strong domestic visitor arrivals, which increased by 6.8% for the first three months of 2004 compared to the same period last year.(10) Although international visitor arrivals for the first three months of 2004 were down 2.3% from the prior year, the Japanese market showed signs of improvement.(11) In March 2004, Japanese visitor arrivals grew by 11.2% over March 2003, the highest year-over-year increase since January 2003.(12) In 2004, total Japanese visitor arrivals, which decreased by 10.7% in 2003, are expected to increase by 24.5%.(13)

For the two months ended February 29, 2004, the hotel occupancy rate was 79.7% and the average daily room rate was $151.73, an increase of 5.1% and 1.8%, respectively, over last year.(14) For 2003, the annual hotel occupancy rate was 72.5% and the average daily room rate was $144.44.(15)

The results of operations of the Company in 2004 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

(5)     Hawaii State Department of Labor and Industrial Relations.

(6)     Ibid.

(7)     Ibid.

(8)     Hawaii State Department of Business, Economic Development and Tourism.

(9)     Ibid.

(10)   Ibid.

(11)   Ibid.

(12)   Ibid.

(13)   University of Hawaii Economic Research Organization.

(14)   Hawaii State Department of Business, Economic Development and Tourism.

(15)   Ibid.

Results of Operations

Net Interest Income

A comparison of net interest income for the three months ended March 31, 2004 and 2003 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Interest income	$28,146	$28,353
Interest expense	4,911	5,467
Net interest income	$23,235	$22,886

Net interest margin	4.52%	4.98%

Interest income, including loan fees, on a taxable equivalent basis decreased by $207,000 or 0.7% in the first quarter of 2004, compared to the same period last year.  This decrease was primarily due to the repricing of loans during an extended period of low interest rates, offset by an 11.7% increase in average interest earning assets. The yield on interest earning assets was 5.48% for the first quarter of 2004 compared to 6.17% for the comparable period in 2003.

Interest expense decreased $556,000 or 10.2% in the first quarter of 2004, compared to the same period in 2003.  This decrease was primarily due to low interest rates offset by a 5.8% increase in average interest-bearing deposits.  In addition, an increase in long-term debt, whose average cost increased from 3.37% to 3.66%, offset the overall decrease in interest expense. The average rate on interest-bearing liabilities was 1.19% for the first quarter of 2004, compared to 1.46% for the comparable period in 2003.

Net interest income on a taxable equivalent basis increased by $349,000 or 1.5% for the first quarter of 2004, compared to the same period last year. The net interest margin was 4.52% for the first quarter of 2004, compared to 4.98% for the same period in 2003.  An asset sensitive balance sheet contributed to this decline.

Provision for Loan Losses

A discussion of the Company’s accounting policy regarding the allowance for loan losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan losses as of the dates and for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Allowance for loan losses:
Balance at beginning of period	$24,774	$24,197

Provision for loan losses	300	—

Loan charge-offs:
Commercial, financial and agricultural	—	244
Consumer	302	71
Other	13	—
Total loan charge-offs	315	315

Recoveries:
Real estate:
Mortgage-commercial	—	997
Mortgage-residential	6	28
Commercial, financial and agricultural	30	184
Consumer	53	18
Total recoveries	89	1,227

Net loan charge-offs (recoveries)	226	(912)

Balance at end of period	$24,848	$25,109

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.06%	-0.27%

The provision for loan losses was $300,000 for the first quarter of 2004, an increase from the first quarter of 2003 when no provision was recorded.

There were no significant charge-offs or recoveries for the first three months of 2004.  In 2003, there was a $1.0 million recovery on a commercial mortgage loan.

Net loan charge-offs, when expressed as an annualized percentage of average total loans, were 0.06% for the first quarter of 2004, compared to a net loan recovery of 0.27% for the same period last year.

The allowance for loan losses, expressed as a percentage of total loans, was 1.70% at March 31, 2004 compared to 1.87% at March 31, 2003.  Considering the relatively low level of net loan charge-offs, nonaccrual loans and delinquent loans, Management believes that the allowance for loan losses is adequate to cover the credit risks inherent in the loan portfolio.  Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan losses.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Nonaccrual loans:
Real estate:
Construction	$1,500	$1,500	$—
Mortgage-commercial	5,535	1,580	—
Commercial, financial and agricultural	429	517	144
Consumer	2	—	—

Total nonaccrual loans	7,466	3,597	144

Other real estate	—	—	547
Total nonperforming assets	7,466	3,597	691

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	—	29	542
Mortgage-residential	124	541	25
Commercial, financial and agricultural	27	80	154
Consumer	17	19	3

Total loans delinquent for 90 days or more	168	669	724

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$7,634	$4,266	$1,415

Total nonperforming assets as a percentage of loans and other real estate	0.51%	0.25%	0.05%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.52%	0.29%	0.11%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.52%	0.29%	0.11%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $7.6 million at March 31, 2004, compared to $1.4 million from a year ago and $4.3 million from year-end 2003. There was one nonaccrual construction loan at March 31, 2004 totaling $1.5 million involving an industrial building on the island of Oahu. Alternate financing arrangements are being negotiated on this loan. Nonaccrual commercial mortgage loans consisted primarily of three loans totaling $5.5 million, including a $415,000 loan related to the Oahu construction loan.  There was no other real estate at March 31, 2004 or December 31, 2003, compared to $547,000 at March 31, 2003.

As of March 31, 2004, there were five impaired loans which totaled $7.5 million and which were comprised mainly of loans secured by commercial property, compared to zero at December 31, 2003 and March 31, 2003.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Other Operating Income

Total other operating income was $3.9 million for the first quarter of 2004, an increase of 6.7% from the same period last year. This increase was primarily driven by increases in trust income and service fee revenue, partially offset by decreases in gains on sale of loans and foreclosed properties.

Other Operating Expense

Total other operating expense was $14.5 million for the first quarter of 2004, an increase of 11.3% from the same period last year. Salaries and benefits totaled $8.2 million for the first quarter of 2004, a 16.0% increase from the $7.1 million reported in the first quarter of 2003. This increase is primarily attributable to the establishment of the Asset Management Division in mid-2003 and the addition of key resources in the financial services sales areas.  Other operating expenses, excluding salaries and benefits, totaled $6.3 million, an increase of 5.7% over the $6.0 million reported in the first quarter of 2003.  This increase was primarily the result of additional professional services totaling $242,000.

Income Taxes

The effective tax rate was 32.88% for the first quarter of

2004, compared to 34.11% in the prior year. The Company’s investments in high-technology businesses in Hawaii generated net state tax benefits of $276,000 in the first quarter of 2004 and $244,000 in the first quarter of 2003.

Financial Condition

Total assets at March 31, 2004 grew to $2.28 billion, an increase of 12.3% from the $2.03 billion reported a year ago and an increase of 5.3% from the $2.17 billion reported as year-end 2003.

Loans, net of unearned income, grew to $1.46 billion, compared to $1.34 billion a year ago and $1.45 billion at year-end 2003. This increase was primarily due to an increase in the residential and commercial mortgage loan categories.  Residential mortgage loans, which totaled $398.0 million at March 31, 2004, increased by $69.3 million or 21.1% from the prior year.  Commercial mortgage loans, which totaled $586.4 million at March 31, 2004, increased by $39.2 million or 7.2% from the prior year.

Investment securities totaled $649.4 million, an increase of 22.9% over the same period last year and an increase of 17.0% over year-end 2003.

Total deposits at March 31, 2004 were $1.81 billion, an increase of $150.9 million or 9.1% over March 31, 2003 and an increase of $52.0 million or 3.0% over year-end 2003. Noninterest-bearing deposits grew to $369.2 million, a 24.0% increase from a year ago and a 9.2% increase from year-end 2003. The Company’s continued focus on business relationships and business deposits are primarily driving this increase.

Long-term debt totaled $228.4 million at March 31, 2004, up 41.2% from a year ago and 24.0% from year-end 2003.  An increase in subordinated debt relating to the Company’s statutory trusts and an increase in Federal Home Loan Bank borrowings contributed to this increase.

Capital Resources

Shareholders’ equity was $203.5 million at March 31, 2004, an increase of $24.9 million or 13.9% from a year ago, and an increase of $8.9 million or 4.6% from year-end 2003.  When expressed as a percentage of total assets, shareholders’ equity increased to 8.91% at March 31, 2004, from 8.78% a year ago and 8.97% at year-end 2003. Book value per share at March 31, 2004 was $12.65, compared to $11.16 at March 31, 2003 and $12.11 at year-end 2003.

On January 27, 2004, the board of directors declared a first quarter cash dividend of $0.16 per share, comparable to the dividend per share from a year ago.

In 2003, the Company created three statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III, which issued a total of $55.0 million in trust preferred securities.  As mentioned previously, the statutory trusts were deconsolidated from the Company’s consolidated financial statements as of March 31, 2004.  However, the Federal Reserve has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the Company’s statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2004:
Leverage capital	$262,892	11.93%	$88,134	4.00%	$174,758	7.93%
Tier 1 risk-based capital	262,892	15.52	67,736	4.00	195,156	11.52
Total risk-based capital	285,361	16.85	135,472	8.00	149,889	8.85

At December 31, 2003:
Leverage capital	$256,933	11.99%	$85,717	4.00%	$171,216	7.99%
Tier 1 risk-based capital	256,933	15.85	64,842	4.00	192,091	11.85
Total risk-based capital	278,189	17.16	129,683	8.00	148,506	9.16

In addition, FDIC-insured institutions such as the Company’s subsidiary, Central Pacific Bank (the “Bank”), must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2004:
Leverage capital	$198,067	9.06%	$109,306	5.00%	$88,761	4.06%
Tier 1 risk-based capital	198,067	11.85	100,310	6.00	97,757	5.85
Total risk-based capital	219,017	13.10	167,183	10.00	51,834	3.10

At December 31, 2003:
Leverage capital	$192,056	9.02%	$106,438	5.00%	$85,618	4.02%
Tier 1 risk-based capital	192,056	11.99	96,144	6.00	95,912	5.99
Total risk-based capital	212,149	13.24	160,241	10.00	51,908	3.24

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.  No significant changes have occurred during the three months ended March 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.  No significant changes have occurred during the three months ended March 31, 2004.

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

(a)           Exhibits

Exhibit 3.1 - Amended Bylaws of the Registrant, as amended*

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

(b)           Reports on Form 8-K

The Company filed the following report on Form 8-K during the first quarter of 2004:

(1)                                  January 27, 2004, under Item 12, regarding the Company’s financial results for the quarter ended December 31, 2003.

(2)                                  February 3, 2004, under 5, regarding the State of Hawaii Division of Financial Institutions’ approval of the Company’s application to acquire control of CB Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	May 7, 2004	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date:	May 7, 2004	/s/ Neal K. Kanda
Neal K. Kanda
Vice President and Treasurer (Principal Financial and Accounting Officer)

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

3.1	Amended Bylaws of the Registrant, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002