Form 10-Q
period 2004-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2004-08-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒   No  ☐

As of July 30, 2004, the number of shares of common stock outstanding of the registrant was 16,127,107 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document contains forward-looking statements that are subject to risks and uncertainty. Such statements include, but are not limited to, (i) statements about the benefits of a merger between Central Pacific Financial Corp. (“CPF” or “Company”) and CB Bancshares, Inc. (“CBBI”), including future financial and operating results, cost savings and accretion to reported and cash earnings that may be realized from such merger; (ii) statements with respect to CPF’s plans, objectives, expectations and intentions and other statements that are not historical facts; and (iii) other statements identified by words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets”, “projects” and other similar expressions. These statements are based upon the current beliefs and expectations of CPF’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•                  the business of CPF and CBBI may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•                  expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame;

•                  revenues following the merger may be lower than expected;

•                  deposit attrition, operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the merger;

•                  the failure of CPF’s and CBBI’s shareholders to approve the merger;

•                  competitive pressures among depository and other financial institutions may increase significantly and may have an effect on pricing, spending, third-party relationships and revenues;

•                  the strength of the United States economy in general and the strength of the Hawaii economy may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the combined company’s loan portfolio and allowance for loan losses;

•                  changes in the U.S. legal and regulatory framework; and

•                  adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on the combined company’s activities.

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

CPF amended its registration statement on Form S-4 to register the shares of CPF common stock to be issued in connection with the merger to include a joint proxy statement/prospectus for soliciting proxies from CPF and CBBI shareholders, in connection with meetings of such shareholders scheduled to be held on September 13, 2004.

Investors and security holders are urged to read the registration statement and joint proxy statement/prospectus and any other relevant documents, when available, as well as any amendments or supplements to those documents, because they will contain important information. Investors and security holders may obtain a free copy of documents filed with the SEC at the SEC Internet web site at www.sec.gov. Such documents may also be obtained free of charge from CPF by directing such request to: Central Pacific Financial Corp., 220 South King Street, Honolulu, Hawaii 96813, Attention: David Morimoto, (808) 544-0627.

Item 1.             Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Assets
Cash and due from banks	$67,873	$63,851	$64,835
Interest-bearing deposits in other banks	41,247	5,145	19,291
Federal funds sold	3,500	2,000	—
Investment securities:
Held to maturity, at amortized cost (fair value of $31,583 at June 30, 2004, $35,721 at December 31, 2003, and $48,167 at June 30, 2003)	30,756	34,316	46,150
Available for sale, at fair value	627,683	520,641	525,742
Total investment securities	658,439	554,957	571,892

Loans held for sale	1,382	6,660	24,784

Loans and leases	1,619,086	1,443,154	1,319,703
Less allowance for loan and lease losses	24,934	24,774	25,425
Net loans and leases	1,594,152	1,418,380	1,294,278

Premises and equipment	57,958	56,125	57,271
Accrued interest receivable	9,278	8,828	9,010
Investment in unconsolidated subsidiaries	5,634	2,184	2,859
Due from customers on acceptances	—	—	34
Other real estate	1,518	—	—
Other assets	57,848	52,138	44,686

Total assets	$2,498,829	$2,170,268	$2,088,940

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$456,333	$338,004	$325,787
Interest-bearing deposits	1,475,496	1,415,280	1,382,130
Total deposits	1,931,829	1,753,284	1,707,917

Short-term borrowings	17,469	3,507	2,281
Long-term debt	323,088	184,184	157,917
Bank acceptances outstanding	—	—	34
Minority interest	10,062	10,062	10,124
Other liabilities	16,697	24,632	26,437
Toal liabilities	2,299,145	1,975,669	1,904,710

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 16,107,807 shares at June 30, 2004, 16,063,957 shares at December 31, 2003, and 16,027,250 shares at June 30, 2003	10,080	9,589	9,260
Surplus	45,848	45,848	45,848
Retained earnings	154,064	142,635	130,392
Deferred stock awards	(93)	(50)	(87)
Accumulated other comprehensive loss	(10,215)	(3,423)	(1,183)
Total shareholders’ equity	199,684	194,599	184,230

Total liabilities and shareholders’ equity	$2,498,829	$2,170,268	$2,088,940

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003

Interest income:
Interest and fees on loans and leases	$21,134	$22,089	$42,425	$44,553
Interest and dividends on investment securities:
Taxable interest	5,546	4,187	10,627	8,432
Tax-exempt interest	1,018	926	2,009	1,817
Dividends	191	251	408	511
Interest on deposits in other banks	10	55	33	65
Interest on Federal funds sold and securities purchased under agreements to resell	—	24	9	27

Total interest income	27,899	27,532	55,511	55,405

Interest expense:
Interest on deposits	2,943	3,828	5,868	8,038
Interest on short-term borrowings	67	5	103	14
Interest on long-term debt	2,272	1,408	4,222	2,656

Total interest expense	5,282	5,241	10,193	10,708

Net interest income	22,617	22,291	45,318	44,697
Provision for loan losses	300	200	600	200
Net interest income after provision for loan and lease losses	22,317	22,091	44,718	44,497

Other operating income:
Income from fiduciary activities	582	396	1,131	842
Service charges on deposit accounts	1,368	1,045	2,811	2,132
Other service charges and fees	1,444	1,418	2,695	2,603
Fees on foreign exchange	161	115	334	263
Investment securities gains (losses)	—	4	—	4
Other	540	689	1,035	1,488

Total other operating income	4,095	3,667	8,006	7,332

Other operating expense:
Salaries and employee benefits	7,365	7,204	15,571	14,280
Net occupancy	1,009	1,032	2,103	2,065
Equipment	631	672	1,199	1,296
Other	5,113	4,792	9,773	9,114

Total other operating expense	14,118	13,700	28,646	26,755

Income before income taxes	12,294	12,058	24,078	25,074
Income taxes	3,626	4,074	7,500	8,514

Net income	$8,668	$7,984	$16,578	$16,560

Per share data:
Basic earnings per share	$0.54	$0.50	$1.03	$1.03
Diluted earnings per share	0.53	0.49	1.01	1.01
Cash dividends declared	0.16	0.16	0.32	0.32

Basic weighted average shares outstanding	16,098	16,018	16,089	16,008
Diluted weighted average shares outstanding	16,391	16,399	16,401	16,405

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income(loss)	Total
Six months ended June 30, 2004
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net Income	—	—	16,578	—	—	16,578
Net change in unrealized gain (loss) on investment securities, net of taxes of $(4,519)	—	—	—	—	(6,792)	(6,792)

Comprehensive income						9,786

Cash dividends ($0.32 per share)	—	—	(5,149)	—	—	(5,149)
41,450 shares of common stock issued	421	—	—	—	—	421
Vested stock awards, net	70	—	—	(43)	—	27

Balance at June 30, 2004	$10,080	$45,848	$154,064	$(93)	$(10,215)	$199,684

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(4,519)	$—	$—	$—	$—	$(6,792)	$(6,792)
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(6,792)	$(6,792)

Six months ended June 30, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	16,560	—	—	16,560
Net change in unrealized gain (loss) on on investment securities, net of taxes of $(807)	—	—	—	—	(1,212)	(1,212)

Comprehensive income						15,348

Cash dividends declared ($0.32 per share)	—	—	(5,126)	—	—	(5,126)
53,792 shares of common stock issued	553	—	—	—	—	553
Vested stock awards	—	—	—	12	—	12

Balance at June 30, 2003	$9,260	$45,848	$130,392	$(87)	$(1,183)	$184,230

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(806)	$—	$—	$—	$—	$(1,211)	$(1,211)
Less reclassification adjustment for gains included in net income, net of taxes of $1	—	—	—	—	1	1
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,212)	$(1,212)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003

Cash flows from operating activities:
Net income	$16,578	$16,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	200
Provision for depreciation & amortization	1,937	2,062
Net amortization of deferred stock awards	27	12
Net premium amortization of investment securities	1,210	2,610
Net gain on investment securities	—	(4)
Federal Home Loan Bank dividends received	(283)	(402)
Net gain on sale of loans	(114)	(415)
Proceeds from sales of loans held for sale	17,388	39,942
Originations of loans held for sale	(11,996)	(58,306)
Deferred income tax expense (benefit)	(6,887)	4,282
Net decrease (increase) in other assets	186	(6,846)
Net increase (decrease) in other liabilities	(1,220)	881

Net Cash Provided by Operating Activities	17,426	576

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	3,529	10,148
Proceeds from sales of investment securities available for sale	—	1,296
Proceeds from maturities of & calls on investment securities available for sale	275,096	425,316
Purchases of investment securities available for sale	(394,346)	(471,950)
Net (increase) decrease in interest-bearing deposits in other banks	(36,102)	20,067
Net increase in Fed Funds Sold	(1,500)	—
Net loan originations	(177,890)	(28,368)
Purchases of premises & equipment	(3,115)	(1,608)
Contributions to unconsolidated subsidiaries	(2,300)

Net Cash Used by Investing Activities	(336,628)	(45,099)

Cash flows from financing activities:
Net increase in deposits	178,545	66,816
Proceeds from long-term debt	172,000	15,000
Repayments of long-term debt	(34,798)	(4,238)
Net increase (decrease) in short-term borrowings	13,962	(26,727)
Cash dividends paid	(6,906)	(4,319)
Proceeds from sale of common stock	421	553

Net Cash Provided by Financing Activities	323,224	47,085

Net increase in cash & cash equivalents	4,022	2,562

Cash and cash equivalents:
At beginning of period	63,851	62,273

At end of period	$67,873	$64,835

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,216	$11,070
Cash paid during the period for income taxes	$9,120	$6,017

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$1,518	$—

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004 and 2003

1.                                       Basis of Presentation

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2003. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.                                       Comprehensive Income (Loss)

Components of other comprehensive income (loss), net of taxes, is presented below:

	June 30,
(Dollars in thousands)	2004	2003

Unrealized holding gains (losses) on available-for-sale investment securities	$(4,116)	$5,792
Pension liability adjustments	(6,099)	(6,975)
Balance at end of period	$(10,215)	$(1,183)

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

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Financial Services	Treasury	All Others	Total

Three months ended June 30, 2004:
Net interest income	$17,087	$4,380	$1,150	$22,617
Intersegment net interest income (expense)	2,144	(1,256)	(888)	—
Provision for loan losses	294	—	6	300
Other operating income	2,515	106	1,474	4,095
Other operating expense	5,106	437	8,575	14,118
Administrative and overhead expense allocation	7,112	(220)	(6,892)	—
Income taxes	3,155	1,029	(558)	3,626

Net income	$6,079	$1,984	$605	$8,668

Three months ended June 30, 2003:
Net interest income	$17,440	$3,516	$1,335	$22,291
Intersegment net interest income (expense)	2,094	(1,407)	(687)	—
Provision for loan losses	195	—	5	200
Other operating income	2,105	64	1,498	3,667
Other operating expense	5,096	415	8,189	13,700
Administrative and overhead expense allocation	6,291	(220)	(6,071)	—
Income taxes	3,648	716	(290)	4,074

Net income	$6,409	$1,262	$313	$7,984

Six months ended June 30, 2004:
Net interest income (expense)	$34,302	$8,694	$2,322	$45,318
Intersegment net interest income (expense)	4,270	(2,474)	(1,796)	—
Provision for loan losses	571	—	29	600
Other operating income	4,992	233	2,781	8,006
Other operating expense	10,899	861	16,886	28,646
Administrative and overhead expense allocation	14,500	(437)	(14,063)	—
Income taxes	6,141	2,103	(744)	7,500

Net income (loss)	$11,453	$3,926	$1,199	$16,578

Six months ended June 30, 2003:
Net interest income (expense)	$35,012	$7,173	$2,512	$44,697
Intersegment net interest income (expense)	3,988	(2,671)	(1,317)	—
Provision for loan losses	409	—	(209)	200
Other operating income	4,372	133	2,827	7,332
Other operating expense	10,084	801	15,870	26,755
Administrative and overhead expense allocation	14,343	(409)	(13,934)	—
Income taxes	6,714	1,535	265	8,514

Net income (loss)	$11,822	$2,708	$2,030	$16,560

At June 30, 2004:
Investment securities	$—	$658,439	$—	$658,439
Loans (including loans held for sale)	1,492,938	—	127,530	1,620,468
Other	45,182	93,386	81,354	219,922

Total assets	$1,538,120	$751,825	$208,884	$2,498,829

At December 31, 2003:
Investment securities	$—	$554,957	$—	$554,957
Loans (including loans held for sale)	1,320,390	—	129,424	1,449,814
Other	43,519	53,317	68,661	165,497

Total assets	$1,363,909	$608,274	$198,085	$2,170,268

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income, as reported	$8,668	$7,984	$16,578	$16,560
Add: Stock-based compensation expense included in reported net income, net of related tax effects	14	3	16	7
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(172)	(172)	(345)	(345)

Pro forma net income	$8,510	$7,815	$16,249	$16,222

Earnings per share:
Basic - as reported	$0.54	$0.50	$1.03	$1.03
Basic - pro forma	$0.53	$0.49	$1.01	$1.01

Diluted - as reported	$0.53	$0.49	$1.01	$1.01
Diluted - pro forma	$0.52	$0.48	$0.99	$0.99

6.                                       Pension Plans

Central Pacific Bank (the “Bank”) has a defined benefit retirement plan (“Pension Plan”) covering substantially all of its employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest cost	$405	$411	$810	$822
Expected return on plan assets	(431)	(327)	(862)	(654)
Recognized net loss (gain)	220	250	440	500

Net periodic cost	$194	$334	$388	$668

In 1995 and 2001, the Bank established Supplemental Executive Retirement Plans (“SERP”) which provide certain officers of the Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

The following table sets forth the components of net

periodic benefit cost for the SERP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest cost	$36	$38	$72	$76
Amortization of unrecognized transition obligation	1	1	2	2
Recognized prior service cost	4	4	8	8

Net periodic cost	$41	$43	$82	$86

The Company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.7 million to its Pension Plan and $215,000 to its SERP in 2004.  As of June 30, 2004, the Company made contributions of $900,000 to its Pension Plan and $135,000 to its SERP, and presently anticipates that its contributions for 2004 will approximate the amounts disclosed at year-end 2003.

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

Allowance for Loan and Lease Losses.  The Company maintains the allowance for loan and lease losses (“Allowance”) at an amount sufficient to absorb probable losses inherent in the Company’s loan portfolio. For loans classified as impaired, an estimated impairment loss is calculated.  To estimate net loan charge-offs on other loans, the Company performs a migration analysis and considers other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated.  Based on management’s estimate of the level of Allowance required, a provision for loan and lease losses (“Provision”) is recorded to maintain the Allowance at an appropriate level.  Since the Company cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs are impacted by numerous conditions beyond the control of the Company, a range of loss estimates could reasonably have been used to determine the Allowance and Provision

Defined Benefit Retirement Plan.  Defined benefit retirement plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Independent actuaries through the use of a number of assumptions determine plan obligations and the annual pension expense. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets.  In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

Overview of Material Events

On April 23, 2004, CPF and CBBI announced that their boards of directors approved a merger agreement under which CPF will acquire all of CBBI’s outstanding shares for cash and stock with a value of $91.83 per share based on the closing price of CPF common stock on April 22, 2004.

The merger is conditioned upon, among other factors, shareholder and regulatory approvals and other customary conditions. CPF expects the transaction to close in the third quarter of 2004.

A special meeting of the shareholders of CPF is scheduled to be held on September 13, 2004 to vote on, among other things, the approval of the merger agreement.  A special meeting of the shareholders of CBBI is also scheduled to be held on September 13, 2004 to vote on the approval of the merger agreement.

CPF’s applications to acquire control of CBBI were approved by the Federal Reserve Board on December 15, 2003 and by the Hawaii Commissioner of Financial Institutions on February 3, 2004, each subject to certain conditions and limitations and on the basis of the information and terms provided.  In addition, the U.S. Department of Justice confirmed that the proposed transaction would not have a significantly adverse effect on competition. CPF has submitted further information with respect to the merger and the merger agreement to the Federal Reserve Board and the Hawaii Commissioner of Financial Institutions and has submitted an additional application with respect to the merger to the Hawaii Commissioner of Financial Institutions.  The Federal Reserve Board’s approval order requires that CPF complete the merger by September 15, 2004.  CPF expects to submit a request for an extension of that order.

If the merger is completed, each share of CBBI common stock will be converted into the right to receive an amount equal to $20.00 plus the product of 2.6752 multiplied by the average of the closing prices of CPF common stock over the 10 consecutive trading day period ending one day before the completion of the transaction.  A CBBI shareholder will be entitled to elect to receive merger consideration in the form of CPF common stock or cash for each CBBI share held.  However, because the total amount of cash consideration payable in the merger and the total amount of CPF common stock to be issued in the merger will be fixed at the time the merger is completed, a CBBI shareholder may receive consideration in a form other than the one elected with respect to some of his of her shares.

Under the terms of the merger agreement, each of CPF and CBBI has dismissed with prejudice all lawsuits filed by one party against the other related to the merger since May 2003.

As of June 30, 2004, the Company capitalized merger-related costs totaling $12.1 million. This amount is reflected as a component of other assets on the consolidated balance sheet.  For the three and six months ended June 30, 2004, merger-related expenses totaled $99,000 and $159,000, respectively, and are reflected as a component of other operating expense on the consolidated statement of income.

Financial Summary

For the quarter ended June 30, 2004, the Company reported net income of $8.7 million or $0.53 per diluted share, up 8.6% and 8.2%, respectively, from the same period last year. Contributing to this quarter’s results were loan and deposit growth, an increase in fee income, and an increase in tax credits.

For the six months ended June 30, 2004, net income was $16.6 million, little changed from the same period last year. Diluted earnings per share were $1.01 for the first six months of 2004, equaling the results for the comparable period last year.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Sic Months Ended June 30,
	2004	2003	2004	2003
Annualized return on average assets	1.50%	1.56%	1.47%	1.64%

Annualized return on average shareholders’ equity	17.05%	17.31%	16.41%	18.23%

Basic earnings per share	$0.54	$0.50	$1.03	$1.03
Diluted earnings per share	$0.53	$0.49	$1.01	$1.01

Material Trends

Hawaii’s economy continued to improve in 2004. The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 3.1% in June 2004, compared to

4.4% in June 2003.(1)  On the national level, the unemployment rate was 5.6% in June 2004, compared to 6.3% in June 2003.(2)

The housing market, supported by low mortgage interest rates, continues to show strong growth. Residential home sales on the island of Oahu for the first six months of 2004 were $2.1 billion, an increase of 39% over the same period last year.(3) The median sales price for single family homes and condominiums on Oahu increased over the same period last year by 24.0% and 17.0%, respectively.(4)

As a result of the strong housing market, the construction industry continues to reflect strong growth. In 2003, the number of construction jobs grew by 4.6% and the number of building permits increased by approximately 15.6% over the prior year.(5) As of June 30, 2004, the number of construction jobs grew by 2.1% from year-end 2003 and 3.6% from June 30, 2003.(6)

The top five industries in the state as of June 30, 2004, representing approximately 69.5% of total jobs, include: government, food services and accommodation, retail, healthcare, and professional services.(7) Total state personal income is forecasted to grow by 5.1% in 2004.(8)

The Hawaii tourism market continues to reflect strong growth. Total visitor arrivals for the first six months of 2004 increased by 9.3% over the same period last year.(9) Domestic and international visitor arrivals increased by 7.5% and 14.1%, respectively, for the first six months of 2004 compared to the same period last year.(10) Included in the international totals is a 17.6% increase in Japanese arrivals.(11) In 2004, total Japanese visitor arrivals, which decreased by 10.7% in 2003, are expected to increase by 24.5%.(12)

For the six months ended June 30, 2004, the hotel occupancy rate was 77.8% and the average daily room rate was $152.00, compared to 70.6% and $147.04, respectively, over the same period

(1) Hawaii State Department of Labor and Industrial Relations.

(2) Ibid.

(3) Honolulu Board of Realtors.

(4) Ibid.

(5) Hawaii State Department of Labor and Industrial Relations.

(6) Ibid.

(7) Ibid.

(8) Hawaii State Department of Business, Economic Development and Tourism.

(9) Ibid.

(10) Ibid.

(11) Ibid.

(12) University of Hawaii Economic Research Organization.

last year.(13) For 2003, the annual hotel occupancy rate was 72.5% and the average daily room rate was $144.44.(14)

The results of operations of the Company in 2004 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and six months ended June 30, 2004 and 2003 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

Average Balances, Interest Income & Expense, Yields and Rates (Taxable Equivalent)

(Dollars in thousands)	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003			Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Average Yield/ Rate	Interest	Average Balance	Average Yield/ Rate	Interest	Average Balance	Average Yield/ Rate	Interest	Average Balance	Average Yield/ Rate	Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$4,320	0.93%	$10	$19,384	1.13%	$55	$7,250	0.91%	$33	$11,462	1.13%	$65
Federal funds sold & securities purchased under agreements to resell	308	—	—	8,343	1.15%	24	2,062	0.87%	9	4,631	1.17%	27
Taxable investment securities, excluding valuation allowance	565,547	4.06%	5,737	443,706	4.00%	4,438	532,291	4.15%	11,035	432,137	4.14%	8,943
Tax-exempt investment securities, excluding valuation allowance	96,494	6.49%	1,566	83,335	6.84%	1,425	94,435	6.55%	3,091	82,904	6.75%	2,796
Loans, net of unearned income	1,481,473	5.71%	21,134	1,348,478	6.55%	22,089	1,465,154	5.79%	42,425	1,340,114	6.65%	44,553
Total interest earning assets	2,148,142	5.30%	28,447	1,903,246	5.89%	28,031	2,101,192	5.39%	56,593	1,871,248	6.03%	56,384
Nonearning assets	158,664			146,895			157,562			199,876
Total assets	2,306,806			2,050,141			2,258,754			2,071,124

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$200,660	0.13%	63	$164,092	0.2%	84	$193,048	0.12%	115	$158,033	0.22%	177
Savings and money market deposits	692,207	0.42%	731	638,207	0.67%	1,065	686,291	0.43%	1,488	625,649	0.72%	2,265
Time deposits under $100,000	214,477	1.62%	867	223,443	1.85%	1,034	215,190	1.42%	1,533	223,750	1.96%	2,198
Time deposits $100,000 and over	348,403	1.47%	1,282	351,174	1.87%	1,645	345,253	1.58%	2,732	353,874	1.92%	3,398
Short-term borrowings	19,830	1.35%	67	1,935	1.03%	5	15,552	1.32%	103	2,464	1.14%	14
Long-term debt	254,302	3.57%	2,272	160,967	3.50%	1,408	233,755	3.61%	4,222	154,496	3.44%	2,656
Total interest-bearing liabilities	1,729,879	1.22%	5,282	1,539,818	1.36%	5,241	1,689,089	1.21%	10,193	1,518,266	1.41%	10,708
Noninterest-bearing deposits	342,558			290,246			342,557			282,131
Other liabilities	31,011			35,611			25,058			89,044
Shareholders’ equity	203,358			184,466			202,050			181,683
Total liabilities & shareholders’ equity	2,306,806			2,050,141			2,258,754			2,071,124

Net interest income			23,165			22,790			46,400			45,676

Net interest margin		4.31%			4.79%			4.42%			4.88%

Interest income, including loan fees, on a taxable equivalent basis increased by $416,000 or 1.5% in the second quarter of 2004, and $209,000 or 0.4% in the first half of 2004 compared to the same periods last year.  This increase was primarily driven by increases in average interest earning assets of 12.9% in the second quarter of 2004 and 12.3% in the first half of 2004 compared to the same periods last year, offset by an extended period of low market interest rates and repricing within the loan portfolio. The yield on interest earning assets was 5.30% for the second quarter of 2004 and 5.39% for the first half of 2004, compared to 5.89% and 6.03%, respectively, for the same periods last year.

Interest expense increased by $41,000 or 0.8% in the second quarter of 2004, and decreased by $515,000 or 4.8% for the first half of 2004 compared to the same periods in 2003.  Increases in

(13) Hawaii State Department of Business, Economic Development and Tourism.

(14) Ibid.

interest bearing liabilities of 12.3% for the second quarter of 2004 and 11.3% for the first half of 2004 compared to the same periods last year were offset by low market interest rates.  Also impacting overall interest expense was an increase in the cost of short-term borrowings and long-term debt for the second quarter of 2004 and the first half of 2004 over the same periods last year. The average rate on interest-bearing liabilities was 1.22% for the second quarter of 2004 and 1.21% for the first half of 2004, compared to 1.36% and 1.41%, respectively, for the same periods in 2003.

Net interest income on a taxable equivalent basis increased by $375,000 or 1.6% for the second quarter of 2004 and $724,000 or 1.6% for the first half of 2004 compared to the same periods last year. The net interest margin was 4.31% for the second quarter of 2004 and 4.42% for the first half of 2004, compared to 4.79% and 4.88%, respectively, for the same periods in 2003. The pace of net interest margin compression is expected to moderate over the next several quarters as monetary policy is gradually tightened.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Nonaccrual loans:
Real estate:
Construction	$—	$1,500	$—
Mortgage-commercial	5,341	1,580	—
Commercial, financial and agricultural	1,882	517	260
Consumer	—	—	14
Total nonaccrual loans	7,223	3,597	274

Other real estate	1,518	—	—
Total nonperforming assets	8,741	3,597	274

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	7,244	29	1,600
Mortgage-residential	7,095	541	109
Commercial, financial and agricultural	—	80	98
Consumer	18	19	—
Total loans delinquent for 90 days or more	14,357	669	1,807

Restructured loans still accruing interest	—	—	—

Total restructured loans still accruing interest	—	—	—

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$23,098	$4,266	$2,081

Total nonperforming assets as a percentage of loans and other real estate	0.54%	0.25%	0.02%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	1.42%	0.29%	0.15%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	1.42%	0.29%	0.15%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $23.1 million at June 30, 2004, compared to $2.1 million from a year ago and $4.3 million from year-end 2003. Nonaccrual loans, primarily to four borrowers totaling $7.2 million at June 30, 2004, are primarily secured by commercial property. Loans delinquent 90 days or more at June 30, 2004 totaled $14.4 million.  These loans, primarily to two borrowers, are adequately secured by commercial and residential properties.

As of June 30, 2004, there were ten impaired loans to four borrowers totaling $7.6 million, and which were comprised primarily of loans secured by commercial properties. There were no impaired loans at December 31, 2003 and June 30, 2003.

Other real estate totaled $1.5 million at June 30, 2004, and consisted of a commercial property in the process of sale.  No writedown to market value was necessary in relation to this property.  There was no other real estate at December 31, 2003 and June 30, 2003.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Provision for Loan and Lease Losses

A discussion of the Company’s accounting policy regarding the allowance for loan and lease losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan and lease losses as of the dates and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003

Allowance for loan and lease losses:
Balance at beginning of period	$24,848	$25,109	$24,774	$24,197

Provision for loan and lease losses	300	200	600	200

Charge-offs:
Real estate:
Mortgage-commercial	—	—	—	—
Mortgage-residential	25	—	25	—
Commercial, financial and agricultural	2	58	2	302
Consumer	193	67	495	138
Other	42	4	55	4
Total charge-offs	262	129	577	444

Recoveries:
Real estate:
Construction	—	—	—	84
Mortgage-commercial	—	49	—	1,046
Mortgage-residential	25	157	31	101
Commercial, financial and agricultural	1	—	31	184
Consumer	22	39	75	57
Other	—	—	—	—
Total recoveries	48	245	137	1,472

Net charge-offs (recoveries)	214	(116)	440	(1,028)

	$24,934	$25,425	$24,934	$25,425
Balance at end of period

Annualized ratio of net charge-offs (recoveries) to average loans	0.06%	-0.03%	0.06%	-0.15%

The provision for loan and lease losses was $300,000 for the second quarter of 2004 and $600,000 for the first half of 2004, compared to $200,000 for both the second quarter and first half of 2003.

There were no significant charge-offs or recoveries for the first half of 2004.  In 2003, there was a $1.0 million recovery on a commercial mortgage loan.

Net charge-offs, when expressed as an annualized percentage of average total loans, were 0.06% for the second quarter and first half of 2004, compared to net recoveries of 0.03% for the second quarter and 0.15% for the first half of 2003.

The allowance for loan and lease losses, expressed as a percentage of total loans, was 1.54% at June 30, 2004 compared to 1.93% at June 30, 2003.  Despite an increase in the level of nonaccrual loans and delinquent loans this quarter, Management believes that the allowance for loan and lease losses is adequate to cover the credit risks inherent in the loan portfolio. Deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of nonperforming loans and provision for loan and lease losses.

Other Operating Income

Total other operating income increased 11.7% to $4.1 million for the second quarter of 2004 and increased 9.2% to $8.0 million for the first half of 2004 over the same periods last year. These increases were primarily driven by increases in trust income and fee income, partially offset by decreases in gains on sale of residential mortgage loans and other real estate.

Other Operating Expense

Total other operating expense was $14.1 million for the second quarter of 2004, up 3.1% from the second quarter last year. For the first half of 2004, total other operating expense was $28.6 million, up 7.1% from the same period last year.  Salaries and benefits increased by 2.2% to $7.4 million in the second quarter of 2004 and 9.0% to $15.6 million for the first half of 2004 over the same periods last year. This increase was primarily attributable to the establishment of the Asset Management Division in mid-2003 and the addition of key resources in the financial services sales areas.  Other operating expenses, excluding salaries and benefits, totaled $6.8 million for the second quarter of 2004, an increase of 4.0%, and $13.1 million for the first half of 2004, an increase of 4.8%, over the same periods last year. These increases were primarily the result of additional professional services, offset by a reduction in merger related expenses.

Income Taxes

The effective tax rate was 29.49% for the second quarter of 2004, and 31.15% for the first half of 2004, compared to 33.79% and 33.96%, respectively, for the same periods last year. The Company’s investments in high-technology businesses in Hawaii generated net state tax benefits of $504,000 in the second quarter of 2004 and $780,000 in the first half of 2004, compared to $244,000 and $288,000, respectively, for the same periods in 2003.

Financial Condition

Total assets at June 30, 2004 grew to $2.50 billion, an increase of 19.6% from the $2.09 billion reported a year ago and an increase of 15.1% from the $2.17 billion reported at year-end 2003.

Loans, net of unearned income, grew to $1.62 billion, compared to $1.32 billion a year ago and $1.44 billion at year-end 2003. This increase was primarily due to increases in the residential and commercial mortgage loan categories.  Residential mortgage loans, which totaled $418.0 million at June 30, 2004, increased by $76.3 million or 22.4% from the prior year.  Commercial mortgage loans, which totaled $675.7 million at June 30, 2004, increased by $147.2 million or 27.9% from the prior year.  This increase was due to organic loan growth and the purchase of a loan portfolio consisting of $76.1 million in commercial real estate loans secured by Hawaii properties.

Investment securities totaled $658.4 million, an increase of 15.1% over the same period last year and an increase of 18.6% over year-end 2003.  Investment securities are expected to decline over the coming quarters as assets are redeployed to fund loan growth.

Total deposits at June 30, 2004 were $1.93 billion, an increase of $223.9 million or 13.1% over June 30, 2003 and an increase of $178.5 million or 10.2% over year-end 2003. Included in noninterest-bearing deposits at June 30, 2004 is a short-term deposit of approximately $80.0 million that was withdrawn on July 1, 2004. Excluding this deposit, total deposits at June 30, 2004 increased to $1.85 billion, an increase of 8.4% over the same period last year and 5.6% over year-end 2003. The Company’s continued focus on business relationships and business deposits are primarily driving this increase.

                                                Long-term debt totaled $323.1 million at June 30, 2004, up 104.6% from a year ago and 75.4% from year-end 2003.  An increase in subordinated debt relating to the Company’s statutory trusts and an increase in Federal Home Loan Bank borrowings contributed to this increase.

Capital Resources

Shareholders’ equity was $199.7 million at June 30, 2004, an increase of $15.5 million or 8.4% from a year ago, and an increase of $5.1 million or 2.6% from year-end 2003.  When expressed as a percentage of total assets, shareholders’ equity was 7.99% at June 30, 2004, from 8.82% a year ago and 8.97% at year-end 2003. Book value per share at June 30, 2004 was $12.40, compared to $11.49 at June 30, 2003 and $12.11 at year-end 2003.

On April 28, 2004, the board of directors declared a second quarter cash dividend of $0.16 per share, comparable to the dividend per share from a year ago.

The Company maintains a stock repurchase program with available authorization totaling $12.3 million.  No common shares were repurchased in 2004.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2004:
Leverage capital	$268,811	11.66%	$92,191	4.00%	$176,620	7.66%
Tier 1 risk-based capital	268,811	13.99	76,858	4.00	191,953	9.99
Total risk-based capital	295,090	15.36	153,716	8.00	141,374	7.36

At December 31, 2003:
Leverage capital	$256,933	11.99%	$85,717	4.00%	$171,216	7.99%
Tier 1 risk-based capital	256,933	15.85	64,842	4.00	192,091	11.85
Total risk-based capital	278,189	17.16	129,683	8.00	148,506	9.16

In addition, FDIC-insured institutions such as the Company’s subsidiary, Central Pacific Bank (the “Bank”), must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2004:
Leverage capital	$204,083	8.93%	$—	5.00%	$204,083	3.93%
Tier 1 risk-based capital	204,083	10.74	—	6.00	204,083	4.74
Total risk-based capital	227,858	11.99	—	10.00	227,858	1.99

At December 31, 2003:
Leverage capital	$192,056	9.02%	$106,438	5.00%	$85,618	4.02%
Tier 1 risk-based capital	192,056	11.99	96,144	6.00	95,912	5.99
Total risk-based capital	212,149	13.24	160,241	10.00	51,908	3.24

Asset/Liability Management and Liquidity

The Company’s asset/liability management and liquidity are discussed in the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.  No significant changes have occurred during the three and six months ended June 30, 2004.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

The Company discussed the nature and extent of market risk exposure in the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.  No significant changes have occurred during the three and six months ended June 30, 2004.

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

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on April 27, 2004 for the purpose of considering and voting upon the following matters:

Election of three persons to serve on the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004;

Transaction of such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated. A total of 12,886,689 shares, or 80% of eligible shares, were represented at the Meeting.

Name	For	Votes Cast Against or Withheld	Abstentions or Nonvotes

Clint Arnoldus	12,437,151	449,538	None
Christine H.H. Camp Friedman	12,512,247	374,442	None
Dennis I. Hirota	12,471,672	415,017	None

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Name	Expiration of Term

Alice F. Guild	2005
B. Jeannie Hedberg	2005
Gilbert J. Matsumoto	2005
Richard J. Blangiardi	2006
Clayton K. Honbo	2006
Paul J. Kosasa	2006

The ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2004 was approved with a total of 12,681,639 votes cast for, 165,544 votes cast against, and 39,506 abstentions or nonvotes.

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

(b)                            Reports on Form 8-K

The Company filed the following reports on Form 8-K during the second quarter of 2004:

(1) April 23, 2004, under Item 12, regarding the Company’s financial results for the quarter ended March 31, 2004.

(2)               April 23, 2004, under Items 5 and 7, regarding the announcement that the Company and CB Bancshares, Inc. had entered into an Agreement and Plan of Merger dated April 22, 2004 pursuant to which, CB Bancshares will merge with and into the Company, with the Company as the surviving corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 6, 2004	/s/ Clint Arnoldus
Clint Arnoldus
Chairman, President and Chief Executive Officer

Date:	August 6, 2004	/s/ Neal K. Kanda
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