Form 10-Q
period 2004-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2004-11-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒  No ☐

As of October 29, 2004, the number of shares of common stock outstanding of the registrant was 28,079,357 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2004 and 2003, and December 31, 2003

Consolidated Statements of Income - Three and nine months ended September 30, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) - Nine months ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements - September 30, 2004 and 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and generally include the words “believes”, “plans”, “intends”, “expects”, “anticipates” or words of similar meaning.  While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions, are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect.  Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to:  the impact of local, national, and international economies and events on the company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interests; loan delinquency rates; and trading of the company’s stock.  For further information on factors which could cause actual results to materially differ from projections, please see our publicly available Securities and Exchange Commission filings, including our Form 10-K for the last fiscal year.  Be advised, we do not update any of our forward-looking statements.

Item 1.             Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003

Assets
Cash and due from banks	$114,645	$63,851	$63,155
Interest-bearing deposits in other banks	33,672	5,145	3,371
Federal funds sold	3,160	2,000	—
Investment securities:
Held to maturity, at amortized cost (fair value of $104,694 at September 30, 2004, $35,721 at December 31, 2003, and $44,559 at September 30, 2003)	103,520	34,316	42,883
Available for sale, at fair value	800,744	520,641	494,261
Total investment securities	904,264	554,957	537,144

Loans held for sale	11,256	6,660	8,179

Loans	3,061,867	1,443,154	1,425,858
Less allowance for loan losses	49,879	24,774	24,805
Net loans	3,011,988	1,418,380	1,401,053

Premises and equipment	76,786	56,125	56,244
Accrued interest receivable	17,424	8,828	8,482
Investment in unconsolidated subsidiaries	10,935	2,184	1,820
Due from customers on acceptances	231	—	—
Other real estate	580	—	—
Goodwill	283,872	—	—
Core deposit premium	51,124	—	—
Other assets	92,526	52,138	52,318

Total assets	$4,612,463	$2,170,268	$2,131,766

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$579,337	$338,004	$331,485
Interest-bearing deposits	2,718,883	1,415,280	1,399,436
Total deposits	3,298,220	1,753,284	1,730,921

Short-term borrowings	56,775	3,507	8,716
Long-term debt	592,673	184,184	164,563
Bank acceptances outstanding	231	—	—
Minority interest	13,082	10,062	10,402
Other liabilities	92,043	24,632	29,688
Toal liabilities	4,053,024	1,975,669	1,944,290

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 28,028,455 shares at September 30, 2004, 16,063,957 shares at December 31, 2003, and 16,042,618 shares at September 30, 2003	10,436	9,589	9,392
Surplus	394,605	45,848	45,848
Retained earnings	159,168	142,635	136,109
Deferred stock awards	(152)	(50)	(54)
Accumulated other comprehensive income (loss)	(4,618)	(3,423)	(3,819)
Total shareholders’ equity	559,439	194,599	187,476

Total liabilities and shareholders’ equity	$4,612,463	$2,170,268	$2,131,766

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$28,591	$22,905	$71,016	$67,458
Interest and dividends on investment securities:
Taxable interest	5,795	3,728	16,422	12,160
Tax-exempt interest	1,068	1,012	3,077	2,829
Dividends	249	253	657	764
Interest on deposits in other banks	45	8	78	73
Interest on Federal funds sold and securities purchased under agreements to resell	13	3	22	30

Total interest income	35,761	27,909	91,272	83,314

Interest expense:
Interest on deposits	3,853	3,258	9,721	11,296
Interest on short-term borrowings	138	20	241	34
Interest on long-term debt	3,204	1,325	7,426	3,981

Total interest expense	7,195	4,603	17,388	15,311

Net interest income	28,566	23,306	73,884	68,003
Provision for loan losses	533	500	1,133	700
Net interest income after provision for loan losses	28,033	22,806	72,751	67,303

Other operating income:
Income from fiduciary activities	559	448	1,690	1,290
Service charges on deposit accounts	1,671	1,097	4,482	3,229
Other service charges and fees	1,498	1,275	4,193	3,878
Fees on foreign exchange	149	152	483	415
Investment securities gains (losses)	174	164	174	168
Other	893	790	1,928	2,278

Total other operating income	4,944	3,926	12,950	11,258

Other operating expense:
Salaries and employee benefits	11,288	7,613	26,859	21,893
Net occupancy	1,292	1,100	3,395	3,165
Equipment	821	561	2,020	1,857
Amortization of core deposit premium	645	—	645	—
Other	8,013	4,993	17,786	14,107

Total other operating expense	22,059	14,267	50,705	41,022

Income before income taxes	10,918	12,465	34,996	37,539
Income taxes	3,234	4,182	10,734	12,696

Net income	$7,684	$8,283	$24,262	$24,843

Per share data:
Basic earnings per share	$0.42	$0.52	$1.44	$1.55
Diluted earnings per share	0.41	0.51	1.42	1.52
Cash dividends declared	0.16	0.16	0.48	0.48

Basic weighted average shares outstanding	18,195	16,034	16,796	16,016
Diluted weighted average shares outstanding	18,528	16,381	17,115	16,397

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income(loss)	Total
Nine months ended September 30, 2004
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net Income	—	—	24,262	—	—	24,262
Net change in unrealized gain (loss) on investment securities, net of taxes of $(737)	—	—	—	—	(1,195)	(1,195)

Comprehensive income						23,067

Cash dividends ($0.48 per share)	—	—	(7,729)	—	—	(7,729)
11,887,012 shares of common stock issued in conjunction with merger with CB Bancshares, Inc.	—	348,757	—	—	—	348,757
72,686 shares of common stock issued in conjunction with stock option exercises	711	—	—	—	—	711
Vested stock awards, net	136	—	—	(102)	—	34

Balance at September 30, 2004	$10,436	$394,605	$159,168	$(152)	$(4,618)	$559,439

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(1,565)	$—	$—	$—	$—	$(2,440)	$(2,440)
Less reclassification adjustment for gains included in net income, net of taxes of $828	—	—	—	—	(1,245)	(1,245)
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,195)	$(1,195)

Nine months ended September 30, 2003:
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net Income	—	—	24,843	—	—	24,843
Net change in unrealized gain (loss) on on investment securities, net of taxes of $(2,560)	—	—	—	—	(3,848)	(3,848)

Comprehensive income						20,995

Cash dividends declared ($0.48 per share)	—	—	(7,692)	—	—	(7,692)
70,360 shares of common stock issued	710	—	—	—	—	710
Vested stock awards	(25)	—	—	45	—	20

Balance at September 30, 2003	$9,392	$45,848	$136,109	$(54)	$(3,819)	$187,476

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(2,577)	$—	$—	$—	$—	$(3,873)	$(3,873)
Less reclassification adjustment for losses included in net income, net of taxes of $(17)	—	—	—	—	(25)	(25)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(3,848)	$(3,848)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$24,262	$24,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,133	700
Provision for depreciation & amortization	3,083	3,026
Net amortization of deferred stock awards	35	20
Net amortization of investment securities	1,725	4,391
Net gain on investment securities	(174)	(168)
Federal Home Loan Bank dividends received	(2,223)	(584)
Net gain on sale of loans	(295)	(648)
Proceeds from sales of loans held for sale	31,631	62,437
Originations of loans held for sale	(23,772)	(63,548)
Deferred income tax expense (benefit)	(33,003)	6,772
Equity in earnings of unconsolidated subsidiaries	(37)	—
Net increase in other assets	(395)	(13,124)
Net increase in other liabilities	10,775	3,253

Net cash provided by operating activities	12,745	27,370

Cash flows from investing activities:
Proceeds from maturities of & calls on investment securities held to maturity	5,571	13,386
Proceeds from sales of investment securities available for sale	51,319	16,482
Proceeds from maturities of & calls on investment securities available for sale	388,274	701,383
Purchases of investment securities available for sale	(474,846)	(737,517)
Net (increase) decrease in interest-bearing deposits in other banks	(27,247)	35,987
Net increase in Fed Funds Sold	660	—
Net loan originations	(225,301)	(136,058)
Purchases of premises & equipment	(4,735)	(1,825)
Distributions from (Contributions to) unconsolidated subsidiaries	(3,817)	910
Cash consideration paid in conjunction with merger with CB Bancshares, Inc., net of cash acquired	(47,299)	—

Net cash used by investing activities	(337,421)	(107,252)

Cash flows from financing activities:
Net increase in deposits	169,823	89,820
Proceeds from long-term debt	172,000	22,000
Repayments of long-term debt	(4,451)	(4,592)
Net increase (decrease) in short-term borrowings	46,874	(20,292)
Cash dividends paid	(9,486)	(6,882)
Proceeds from sale of common stock	710	710

Net cash provided by financing activities	375,470	80,764

Net increase in cash & cash equivalents	50,794	882

Cash and cash equivalents:
At beginning of period	63,851	62,273

At end of period	$114,645	$63,155

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,075	$15,923
Cash paid during the period for income taxes	$14,830	$9,137

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$1,518	$—

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004 and 2003

1.               Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Central Pacific Financial Corp. (“CPF” or the “Company”) and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of CB Bancshares, Inc. (“CBBI”) are included in the consolidated financial statements from September 15, 2004, the date of the completion of the merger.

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2003. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Business Combinations

Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).   FIN 46 provided a new framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, and noncontrolling interests and results of activities of a VIE in its consolidated financial statements.  In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  For pubic entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities, the application of FIN 46R was required in financial statements for periods ending after December 15, 2003. Application by public entities for all other types of VIEs was required in financial statements for periods ending after March 15, 2004.  The Company’s statutory trusts, CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III, were deemed to be VIEs, and were consolidated in the consolidated financial statements as of December 31, 2003.  As of March 31, 2004, upon the adoption of FIN 46R, the Company’s statutory trusts were deconsolidated from the Company’s consolidated financial statements.  The application of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In September 2004, the Company created a new statutory trust:  CPB Capital Trust IV.  In accordance with FIN 46R, this trust was not consolidated in the Company’s consolidated financial statements as of September 30, 2004.

Stock Compensation Plans

The Company has elected to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide the pro forma disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”

The following table presents pro forma disclosures of the impact that the 2004, 2003, 2002, 2000 and 1999 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 148.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income, as reported	$7,684	$8,283	$24,262	$24,843
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	20	21	27
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(186)	(172)	(530)	(517)

Pro forma net income	$7,503	$8,131	$23,753	$24,353

Earnings per share:
Basic - as reported	$0.42	$0.52	$1.44	$1.55
Basic - pro forma	$0.41	$0.51	$1.41	$1.52

Diluted - as reported	$0.41	$0.51	$1.42	$1.52
Diluted - pro forma	$0.40	$0.50	$1.39	$1.49

2.               Merger-related Activity

Pursuant to the Agreement and Plan of Merger, dated April 22, 2004, by and between the Company and CBBI, the Company completed its merger with CBBI on September 15, 2004.

In the merger, the Company paid an aggregate of approximately 11.9 million shares of common stock and $88.9 million in cash.  Each share of CBBI common stock was converted into the right to receive, at the election of shareholders, either 3.38664 shares of the Company’s common stock, or $95.2052 in cash. Shareholders who did not make an election received a combination of cash and the Company’s common stock in exchange for their CBBI shares.

The merger is being accounted for in accordance with SFAS 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

(In thousands, except per share data)
Purchase price
CBBI common stock outstanding at merger date	4,542
CBBI shares already owned by the Company	(98)
CBBI common stock subject to exchange	4,444

Cash component of merger consideration	$20.00
Total cash component of merger consideration	$88,880

Stock component of merger consideration	2.67520
Total stock component of merger consideration	11,889
Purchase price per share of the Company’s common stock (1)	$28.1120
Total value of the Company’s common stock exchanged	$334,224

Actual consideration after adjustment for fractional shares
Cash component	$88,930
Stock component	334,168
Total merger consideration paid	423,098
Fair value of the Company’s stock options issued	14,648
Direct acquisition costs	16,856
Effect of CBBI shares already owned by the Company	4,039
Total purchase price	$458,641

Allocation of the purchase price
CBBI stockholders’ equity	$160,236
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investment securities	80
Loans and leases	(6,421)
Premises and equipment	1,940
Other assets	490
Deposits	51,769
Short-term borrowings	6
Long-term debt	(6,062)
Other liabilities and deferred income taxes	(27,269)
Estimated fair value of net assets aquired	174,769
Estimated goodwill resulting from merger	$283,872

(1) The value of the Company’s shares of common stock issued was based on the average of the closing prices of the Company’s common stock for the 10 trading days preceding the effective date of the merger.

Unaudited Pro Forma Condensed Combined Financial Statements

The unaudited pro forma condensed combined statements of income illustrate how the results of operations of the combined organization may have appeared had the merger actually occurred at the beginning of the periods presented.  The pro forma condensed combined statements of income are provided for illustrative purposes only and are not intended to reflect expected results of operations in future periods.

The pro forma adjustments include the estimated impact of purchase price allocation adjustments and the elimination of reported one-time merger-related charges that are not expected to affect future periods’ results of operations.  The pro forma adjustments exclude the impact of merger-related restructuring charges, integration costs and cost synergies that are expected to be recognized in future periods.

	Three Months Ended September 30, 2004		Pro Forma		Pro Forma
(Dollars in thousands, except per share data)	CPF	CBBI (2)	Adjustments		Combined

Interest income:
Interest and fees on loans	$28,591	$18,584	$701	(A)	$47,876
Interest and dividends on investment securities:
Taxable interest	5,795	2,318	(7)	(B)	8,106
Tax-exempt interest	1,068	327			1,395
Dividends	249	223			472
Other interest income	58	6	—		64
Total interest income	35,761	21,458	694		57,913

Interest expense:
Interest on deposits	3,853	2,546			6,399
Interest on short-term borrowings	138	117	4	(C)	259
Interest on long-term debt	3,204	1,897	(453)	(D)	4,927
			279	(E)
Total interest expense	7,195	4,560	(170)		11,585

Net interest income	28,566	16,898	864		46,328
Provision for loan losses	533	(1,618)	—		(1,085)
Net interest income after provision for loan losses	28,033	18,516	864		47,413

Other operating income:
Income from fiduciary activities	559	—			559
Service charges on deposit accounts	1,671	991			2,662
Other service charges and fees	1,498	1,595			3,093
Investment securities gains (losses)	174	(173)			1
Gains on sales of loans	181	475			656
Other	861	1,236	—		2,097
Total other operating income	4,944	4,124	—		9,068

Other operating expense:
Salaries & employee benefits	11,288	40,718	(33,644)	(F)	18,362
Net occupancy	1,292	1,738	7	(G)	3,037
Equipment	821	420			1,241
Amortization of core deposit intangible	645	—	1,291	(H)	1,936
Merger related expenses	—	5,571	(5,571)	(F)	—
Other	8,013	6,312	(2,464)	(F)	11,877
			16	(I)
Total other operating expense	22,059	54,759	(40,365)		36,453

Income before income taxes	10,918	(32,119)	41,229		20,028
Income taxes	3,234	(657)	4,915	(J)	7,492
Net income	$7,684	$(31,462)	$36,314		$12,536

Earnings per share:
Basic	$0.42	$(7.14)			$0.45
Diluted	$0.41	$(6.93)			$0.44

Weighted average shares outstanding:
Basic	18,195	4,407			28,014
Diluted	18,529	4,537			28,569

	Nine Months Ended September 30, 2004		Pro Forma		Pro Forma
(Dollars in thousands, except per share data)	CPF	CBBI (1) (2)	Adjustments		Combined

Interest income:
Interest and fees on loans	$71,016	$62,899	$2,352	(A)	$136,267
Interest and dividends on investment securities:
Taxable interest	16,422	9,427	(23)	(B)	25,826
Tax-exempt interest	3,077	1,072			4,149
Dividends	657	855			1,512
Other interest income	100	18	—		118
Total interest income	91,272	74,271	2,329		167,872

Interest expense:
Interest on deposits	9,721	8,133			17,854
Interest on short-term borrowings	241	952	4	(C)	1,197
Interest on long-term debt	7,426	6,560	(1,610)	(D)	13,331
			955	(E)
Total interest expense	17,388	15,645	(651)		32,382

Net interest income	73,884	58,626	2,980		135,490
Provision for loan losses	1,133	(618)	—		515
Net interest income after provision for loan losses	72,751	59,244	2,980		134,975

Other operating income:
Income from fiduciary activities	1,690	—			1,690
Service charges on deposit accounts	4,482	3,243			7,725
Other service charges and fees	4,193	5,090			9,283
Investment securities gains	174	5,002			5,176
Gains on sales of loans	295	2,126			2,421
Other	2,116	10,433	—		12,549
Total other operating income	12,950	25,894	—		38,844

Other operating expense:
Salaries & employee benefits	26,859	56,411	(33,644)	(F)	49,626
Net occupancy	3,395	5,270	26	(G)	8,691
Equipment	2,020	1,462			3,482
Amortization of core deposit intangible	645	—	5,135	(H)	5,780
Merger related expenses	—	7,852	(7,852)	(F)	—
Other	17,786	14,649	(2,868)	(F)	29,645
			78	(I)
Total other operating expense	50,705	85,644	(39,125)		97,224

Income before income taxes	34,996	(506)	42,105		76,595
Income taxes	10,734	9,333	5,265	(J)	25,332
Net income	$24,262	$(9,839)	$36,840		$51,263

Earnings per share:
Basic	$1.44	$(2.26)			$1.83
Diluted	$1.42	$(2.19)			$1.79

Weighted average shares outstanding:
Basic	16,796	4,359			27,989
Diluted	17,115	4,486			28,560

	Three Months Ended September 30, 2003		Pro Forma		Pro Forma
(Dollars in thousands, except per share data)	CPF	CBBI (2)	Adjustments		Combined

Interest income:
Interest and fees on loans	$22,905	$21,728	$1,085	(A)	$45,718
Interest and dividends on investment securities:
Taxable interest	3,728	3,481	(10)	(B)	7,199
Tax-exempt interest	1,012	386			1,398
Dividends	253	406			659
Other interest income	11	8	—		19
Total interest income	27,909	26,009	1,075		54,993

Interest expense:
Interest on deposits	3,258	2,516			5,774
Interest on short-term borrowings	20	365	6	(C)	391
Interest on long-term debt	1,325	2,709	(693)	(D)	4,104
			763	(E)
Total interest expense	4,603	5,590	76		10,269

Net interest income	23,306	20,419	999		44,724
Provision for loan losses	500	1,150	—		1,650
Net interest income after provision for loan losses	22,806	19,269	999		43,074

Other operating income:
Income from fiduciary activities	448	—			448
Service charges on deposit accounts	1,097	1,175			2,272
Other service charges and fees	1,275	1,890			3,165
Investment securities gains	164	800			964
Gains on sales of loans	234	231			465
Other	708	927	—		1,635
Total other operating income	3,926	5,023	—		8,949

Other operating expense:
Salaries & employee benefits	7,613	7,299			14,912
Net occupancy	1,100	1,684	10	(G)	2,794
Equipment	561	578			1,139
Amortization of core deposit intangible	—	—	1,936	(H)	1,936
Merger related expenses	—	1,929	(1,929)	(F)	—
Other	4,993	4,508	(663)	(F)	8,864
			26	(I)
Total other operating expense	14,267	15,998	(620)		29,645

Income before income taxes	12,465	8,294	1,619		22,378
Income taxes	4,182	2,750	647	(J)	7,579
Net income	$8,283	$5,544	$972		$14,799

Earnings per share:
Basic	$0.52	$1.29			$0.53
Diluted	$0.51	$1.25			$0.52

Weighted average shares outstanding:
Basic	16,034	4,274			27,921
Diluted	16,381	4,438			28,535

	Nine Months Ended September 30, 2003		Pro Forma		Pro Forma
(Dollars in thousands, except per share data)	CPF	CBBI (2)	Adjustments		Combined

Interest income:
Interest and fees on loans	$67,458	$63,689	$2,737	(A)	$133,884
Interest and dividends on investment securities:
Taxable interest	12,160	9,865	(27)	(B)	21,998
Tax-exempt interest	2,829	1,160			3,989
Dividends	764	1,300			2,064
Other interest income	103	227	—		330
Total interest income	83,314	76,241	2,710		162,265

Interest expense:
Interest on deposits	11,296	8,918			20,214
Interest on short-term borrowings	34	486	6	(C)	526
Interest on long-term debt	3,981	8,902	(1,851)	(D)	13,473
			2,441	(E)
Total interest expense	15,311	18,306	596		34,213

Net interest income	68,003	57,935	2,114		128,052
Provision for loan losses	700	6,030	—		6,730
Net interest income after provision for loan losses	67,303	51,905	2,114		121,322

Other operating income:
Income from fiduciary activities	1,290	—			1,290
Service charges on deposit accounts	3,229	3,417			6,646
Other service charges and fees	3,878	5,369			9,247
Investment securities gains	168	1,007			1,175
Gains on sales of loans	648	1,962			2,610
Other	2,045	5,243	—		7,288
Total other operating income	11,258	16,998	—		28,256

Other operating expense:
Salaries & employee benefits	21,893	21,862			43,755
Net occupancy	3,165	4,971	29	(G)	8,165
Equipment	1,857	1,771			3,628
Amortization of core deposit intangible	—	—	5,781	(H)	5,781
Merger related expenses	—	6,151	(6,151)	(F)	—
Other	14,107	13,602	(1,394)	(F)	26,403
			88	(I)
Total other operating expense	41,022	48,357	(1,647)		87,732

Income before income taxes	37,539	20,546	3,761		61,846
Income taxes	12,696	6,670	1,503	(J)	20,869
Net income	$24,843	$13,876	$2,258		$40,977

Earnings per share:
Basic	$1.55	$3.25			$1.47
Diluted	$1.52	$3.16			$1.44

Weighted average shares outstanding:
Basic	16,016	4,265			27,903
Diluted	16,397	4,390			28,551

(1)          Results of operations include an after-tax gain of $2.8 million on the early payoff of asset-backed securities, an after-tax lawsuit settlement of $2.8 million and an after-tax gain of $1.9 million on the sale of a foreclosed property which are not expected to recur in future periods and have not been adjusted for future periods.

(2)   Represents results up to September 15, 2004, the effective date of the merger and the date on which CBBI ceased to exist.

(A)      An adjustment of $6,421,000 was recorded to decrease the book value of the loan and lease portfolio to fair value.  The adjustment will be recognized using the interest method over the estimated remaining life of the loan and lease portfolio.  The pro forma impact of the adjustment is reflected as an increase in interest income of $701,000, $2,352,000, $1,085,000 and $2,737,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(B)        An adjustment of $80,000 was recorded to increase the book value of the held-to-maturity investment securities portfolio to fair value.  The adjustment will be recognized using the interest method over the estimated remaining life of the held-to-maturity investment securities portfolio.  The pro forma impact of the adjustment is reflected as a reduction in interest income of $7,000, $23,000, $10,000 and $27,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(C)        An adjustment of $6,000 was recorded to reduce the book value of short-term borrowings to fair value.  The adjustment will be recognized using the effective interest method over the remaining contractual term of the respective borrowings.  The pro forma impact of the adjustment is reflected as an increase in interest expense of $4,000 for the three and nine months ended September 30, 2004 and $6,000 for the three and nine months ended September 30, 2003.

(D)       An adjustment of $6,062,000 was recorded to increase the book value of long-term debt to fair value.  The adjustment will be recognized using the effective interest method over the remaining contractual term of the respective debt instruments.  The pro forma impact of the adjustment is reflected as a reduction in interest expense of $453,000, $1,610,000, $693,000 and $1,851,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(E)         To finance the cash component of the merger consideration, the Company issued long-term debt in the form of subordinated notes underlying trust preferred securities.  The pro forma adjustments reflect the estimated increase in interest expense that would have been recorded had the merger occurred, and consequently the debt instruments been issued, at the beginning of the periods presented.  The pro forma adjustments were calculated using the interest rates applicable to each instrument at the time each instrument was issued.  The pro forma impact of the adjustment is reflected as an increase in interest expense of $279,000, $955,000, $763,000 and $2,441,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(F)         Pro forma adjustments reflect the elimination of one-time merger related charges that are included in the historical results of operations but are not expected to affect ongoing results of operations.

(G)        An adjustment of $1,940,000 was recorded to increase the book value of premises and equipment to fair value.  The adjustment will be recognized on a straight-line basis over the remaining depreciable lives of the respective assets.  The pro forma impact of the adjustment is reflected as an increase in net occupancy expense of $7,000, $26,000, $10,000 and $29,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(H)       A core deposit intangible of $51,769,000 was recorded, representing a premium of 4.57% on core deposits acquired.  The core deposit intangible represents the estimated future economic benefit resulting from the acquired deposits and was determined considering expected attrition of balances, the estimated life of the deposit accounts and the expected cost of funds relative to alternative funding sources.  The intangible will be amortized on an accelerated basis over a period of approximately ten years.  The pro forma impact of the amortization is $1,291,000, $5,135,000, $1,936,000 and $5,781,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(I)            An adjustment of $490,000 was recorded to increase the book value of mortgage servicing rights, included in other assets, to fair value.  The adjustment will be recognized on a straight-line basis over the expected remaining life of the servicing asset.  The pro forma impact of the adjustment is reflected as an increase in other expense of $16,000, $78,000, $26,000 and $88,000 for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively.

(J)           Represents the tax effect of the pro forma adjustments using the Company’s statutory tax rate of 39.95%.  For the three and nine months ended September 30, 2004, certain merger related charges included in adjustment (F) were not deductible, and accordingly, the impact of those amounts was excluded from the calculation of the tax adjustment.

Merger and Integration Charges

Merger and integration charges reflected in the consolidated statements of income for the three and nine months ended September 30, 2004 are summarized below.  These charges represent incremental one-time costs to integrate the Company’s and CBBI’s operations and do not represent ongoing costs of the fully integrated combined organization.

(Dollars in thousands)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Retention, severance and employee-related charges	$2,077	$2,129
Integration consulting and related charges	1,593	1,620
Merger advertising and public relations charges	515	643
Other	297	494
Total	$4,482	$4,886

Exit and Restructuring Costs

On September 15, 2004, the Company recorded liabilities totaling $10.6 million for CBBI’s exit and termination costs.  These liabilities were recorded as purchase accounting adjustments resulting in an increase in goodwill.  Estimated exit and termination costs include $3.8 million in employee severance payments, $7.7 million for lease termination fees, $4.4 million in fixed asset writeoffs and $1.7 million in contract termination fees, net of an aggregate $7.0 million in taxes.

There were no restructuring charges accrued as of September 30, 2004 related to the Company’s exit and termination costs.  Liabilities and expenses related to the exit and termination of the Company’s operations will be recognized as incurred.

3.  Comprehensive Income (Loss)

Components of other comprehensive income (loss), net of taxes, is presented below:

	September 30,
(Dollars in thousands)	2004	2003

Unrealized holding gains (losses) on available-for-sale investment securities	$1,481	$3,156
Pension liability adjustments	(6,099)	(6,975)
Balance at end of period	$(4,618)	$(3,819)

4.   Segment Information

The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The Commercial Real Estate segment includes construction and real estate development lending.  The Hawaii Market segment includes retail branch offices, corporate lending, residential mortgage lending, trust services, investment services and international banking services.  A full range of deposit and loan products, and various other banking services are offered.  The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.

The All Others category includes Central Business Club of Honolulu and activities such as mortgage servicing, electronic banking, data processing, and management of bank owned properties.

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

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Commercial Real Estate	Hawaii Market	Treasury	All Others	Total

Three months ended September 30, 2004:
Net interest income	$13,511	$10,859	$3,613	$583	$28,566
Intersegment net interest income (expense)	(7,022)	7,755	(753)	20	—
Provision for loan losses	148	385	—	—	533
Other operating income	6	3,889	272	777	4,944
Other operating expense	443	9,470	485	11,661	22,059
Administrative and overhead expense allocation	1,015	6,379	(206)	(7,188)	—
Income taxes	1,615	2,065	929	(1,375)	3,234

Net income	$3,274	$4,204	$1,924	$(1,718)	$7,684

Three months ended September 30, 2003:
Net interest income	$10,955	$8,698	$3,209	$444	$23,306
Intersegment net interest income (expense)	(4,515)	6,119	(1,435)	(169)	—
Provision for loan losses	(182)	682	—	—	500
Other operating income	5	2,927	232	762	3,926
Other operating expense	306	7,096	364	6,501	14,267
Administrative and overhead expense allocation	695	4,163	(230)	(4,628)	—
Income taxes	2,017	2,087	671	(593)	4,182

Net income	$3,609	$3,716	$1,201	$(243)	$8,283

Nine months ended September 30, 2004:
Net interest income	$32,488	$28,959	$12,307	$130	$73,884
Intersegment net interest income (expense)	(16,535)	19,885	(3,227)	(123)	—
Provision for loan losses	190	943	—	—	1,133
Other operating income	26	10,625	504	1,795	12,950
Other operating expense	1,008	25,154	1,345	23,198	50,705
Administrative and overhead expense allocation	2,544	15,208	(643)	(17,109)	—
Income taxes	4,173	6,220	3,032	(2,691)	10,734

Net income (loss)	$8,064	$11,944	$5,850	$(1,596)	$24,262

Nine months ended September 30, 2003:
Net interest income	$30,979	$25,388	$10,382	$1,254	$68,003
Intersegment net interest income (expense)	(14,546)	19,244	(4,106)	(592)	—
Provision for loan losses	412	288	—	—	700
Other operating income	274	8,791	365	1,828	11,258
Other operating expense	1,046	21,883	1,166	16,927	41,022
Administrative and overhead expense allocation	2,226	12,584	(641)	(14,169)	—
Income taxes	4,690	6,753	2,207	(954)	12,696

Net income (loss)	$8,333	$11,915	$3,909	$686	$24,843

At September 30, 2004:
Investment securities	$—	$—	$904,264	$—	$904,264
Loans (including loans held for sale)	1,410,181	1,662,942	—	—	3,073,123
Other	(1,969)	41,404	133,633	462,008	635,076

Total assets	$1,408,212	$1,704,346	$1,037,897	$462,008	$4,612,463

At December 31, 2003:
Investment securities	$—	$—	$554,957	$—	$554,957
Loans (including loans held for sale)	637,385	812,429	—	—	1,449,814
Other	1,175	46,947	53,388	63,987	165,497

Total assets	$638,560	$859,376	$608,345	$63,987	$2,170,268

5.               Pension Plans

Central Pacific Bank has a defined benefit retirement plan (“Pension Plan”) covering substantially all of its employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest cost	$405	$411	$1,215	$1,233
Expected return on plan assets	(431)	(327)	(1,293)	(981)
Recognized net loss	220	250	660	750

Net periodic cost	$194	$334	$582	$1,002

In 1995 and 2001, Central Pacific Bank established Supplemental Executive Retirement Plans (“SERP”) which provide certain officers of Central Pacific Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

The following table sets forth the components of net periodic benefit cost for the SERP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest cost	$36	$38	$108	$114
Amortization of unrecognized transition
obligation	1	1	3	3
Recognized prior service cost	4	4	12	12

Net periodic cost	$41	$43	$123	$129

The Company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,700,000 to its Pension Plan and $215,000 to its SERP in 2004.  As of September 30, 2004, the Company made contributions of $1,350,000 to its Pension Plan and $162,000 to its SERP, and presently anticipates that its contributions for 2004 will approximate the amounts disclosed at year-end 2003.

6.               Goodwill and Other Intangibles

As of September 30, 2004, the Company recognized $283.9 million in goodwill, $51.8 million in core deposit premiums and $2.5 million in mortgage servicing rights as a result of the merger.  The core deposit premiums are being amortized over 10 years. The mortgage servicing rights are being amortized over a weighted-average life of 73 months.

Amortization expense on core deposit premiums was $645,000 through September 30, 2004.  The Company estimates that amortization expense will be approximately $1.9 million for the fourth quarter of 2004.  In addition, the Company estimates that amortization expense will be $7.7 million in 2005, and $4.8 million annually for 2006-2009.

Amortization expense on mortgage servicing rights was $66,000 through September 30, 2004. The Company estimates that amortization expense will be approximately $204,000 for the fourth quarter of 2004. In addition, the Company estimates that amortization expense will be $675,000 in 2005, $759,000 in 2006, $925,000 in 2007, $1,090,000 in 2008, and $1,022,000 in 2009.

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

Allowance for Loan and Lease Losses.  The Company maintains the allowance for loan and lease losses (“Allowance”) at an amount sufficient to absorb probable losses inherent in the Company’s loan portfolio. For loans classified as impaired, an estimated impairment loss is calculated.  To estimate net loan losses on other loans, the Company performs a migration analysis and considers other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated.  Based on management’s estimate of the level of Allowance required, a provision for loan and lease losses (“Provision”) is recorded to maintain the Allowance at an appropriate level.  Since the Company cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs are impacted by numerous conditions beyond the control of the Company, a range of loss estimates could reasonably have been used to determine the Allowance and Provision

Defined Benefit Retirement Plan.  Defined benefit retirement plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Independent actuaries through the use of a number of assumptions determine plan obligations and the annual pension expense. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets.  In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

Overview of Material Events

On September 13, 2004, CPF and CBBI announced that at their respective shareholder meetings held on September 13, 2004 the shareholders of both companies had approved the proposed merger of the two companies, pursuant to the merger agreement that had been previously approved by the boards of CPF and CBBI on April 22, 2004.  See Part II, Item 4 (Submission of Matters to a Vote of Security Holders) for the voting results and further information related the special meeting of shareholders of CPF held on September 13, 2004.

On September 15, 2004, CPF announced that it had completed its merger with CBBI pursuant to the merger agreement, dated as of April 22, 2004.  In the merger, CPF paid an aggregate of approximately 11.9 million shares of CPF stock and $88.9 million in cash.  Each share of CBBI common stock was converted into the right to receive, at the election of shareholders, either 3.38664 shares of CPF common stock, or $95.2052 in cash. Shareholders who did not make an election received a combination of cash and CPF common stock in exchange for their CBBI shares.

In addition, pursuant to the merger agreement, CPF amended its bylaws to increase the number of directors on its board to fifteen and the CPF’s board elected six members of CBBI’s board, named by CBBI, to the CPF board.  Effective as of September 15, 2004, the following individuals were appointed directors of CPF:  (1)  Ronald K. Migita, (2)  Maurice H. Yamasato, (3)  Duane K. Kurisu, (4)  Colbert M. Matsumoto, (5)  Mike K. Sayama and (6)  Dwight L. Yoshimura.  Directors Kurisu and Matsumoto were appointed as Class II directors whose terms expire in 2005.  Directors Sayama and Yoshimura were appointed as Class III directors whose terms expire in 2006.  Directors Migita and Yamasato were appointed as Class I directors whose terms expire in 2007.

CPF expects the merger between its wholly owned subsidiaries, Central Pacific Bank and City Bank, to occur in the first quarter of 2005, subject to receipt of regulatory approvals.

Financial Summary

The results of CBBI are included in the consolidated financial statements from September 15, 2004, the date of the completion of the merger.

For the quarter ended September 30, 2004, the Company reported net income of $7.7 million or $0.41 per diluted share, down 7.2% and 19.6%, respectively, from the same period last year.  Excluding merger-related expenses, net income was $10.4 million or $0.56 per diluted share, an increase of 19.6% and 5.7%, respectively, over the same period last year.

For the nine months ended September 30, 2004, net income was $24.3 million, down 2.3% from the $24.8 million reported a year ago. Diluted earnings per share were $1.42 for the first nine months of 2004, a decrease of 6.6% from the $1.52 reported last year.  Excluding merger related expenses, net income was $27.2 million or $1.59 per diluted share, an increase of 5.9% and 1.3%, respectively, over the amounts reported in 2003.

Subsequent to the Company’s earnings release on October 26, 2004, a revision was made to the number of average basic shares outstanding for the three and nine months ended September 30, 2004, and resulted in a change in basic earnings per share and diluted earnings per share for the third quarter of 2004, and diluted earnings per share for the nine months ended September 30, 2004.  These revisions were due to a correction in the actual number of shares issued in conjunction with the merger with CBBI.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Annualized return on average assets	1.10%	1.58%	1.33%	1.62%

Annualized return on average assets, excluding merger-related expenses	1.49%	1.66%	1.49%	1.68%

Annualized return on average shareholders’ equity	12.62%	17.89%	14.98%	18.11%

Annualized return on average shareholders’ equity, excluding merger-related expenses	17.05%	18.82%	16.80%	18.73%

Basic earnings per share	$0.42	$0.52	$1.44	$1.55

Basic earnings per share, excluding merger-related expenses	$0.57	$0.54	$1.62	$1.60

Diluted earnings per share	$0.41	$0.51	$1.42	$1.52

Diluted earnings per share, excluding merger-related expenses	$0.56	$0.53	$1.59	$1.57

In excluding the impact of the merger, the Company has used certain performance measures and ratios not in accordance with accounting principles generally accepted in the United States of America (GAAP).  Management believes that the exclusion of merger-related expenses provide a more meaningful period-to-period comparison and is more reflective of normalized operations.  The following table provides a reconciliation of the performance measures.

Reconciliation of Non-GAAP Financial Measures

At or for the three months and nine months ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net income	$7,684	$8,283	$24,262	$24,843
Merger-related expenses, net of tax	2,699	399	2,943	855
Net income, excluding merger-related expenses	$10,383	$8,682	$27,205	$25,698

Basic earnings per share	$0.42	$0.52	$1.44	$1.55
Merger-related expenses, net of tax	0.15	0.02	0.18	0.05
Basic earnings per share, excluding merger-related expenses	$0.57	$0.54	$1.62	$1.60

Diluted earnings per share	$0.41	$0.51	$1.42	$1.52
Merger-related expenses, net of tax	0.15	0.02	0.17	0.05
Diluted earnings per share, excluding merger-related expenses	$0.56	$0.53	$1.59	$1.57

Return on average assets	1.10%	1.58%	1.33%	1.62%
Merger-related expenses, net of tax	0.39	0.08	0.16	0.06
Return on average assets, excluding merger-related expenses	1.49%	1.66%	1.49%	1.68%

Return on average equity	12.62%	17.96%	14.98%	18.11%
Merger-related expenses, net of tax	4.43	0.86	1.82	0.62
Return on average equity, excluding merger-related expenses	17.05%	18.82%	16.80%	18.73%

Efficiency ratio:

Net interest income	$28,566	$23,306	$73,884	$68,003
Other operating income	4,770	3,762	12,776	11,090
Total operating revenue (a)	$33,336	$27,068	$86,660	$79,093

Other operating expense (b)	$22,059	$14,267	$50,705	$41,022
Merger-related expenses	(4,482)	(663)	(4,886)	(1,420)
Total other operating expense, excluding merger-related expenses (c)	$17,577	$13,604	$45,819	$39,602

Efficiency ratio [ (b) / (a) ]	66.17%	52.71%	58.51%	51.87%
Efficiency ratio, excluding merger-related expenses [ (c) / (a) ]	52.73%	50.26%	52.87%	50.07%

Effective tax rate:

Net income before taxes (a)	$10,918	$12,465	$34,996	$37,539
Merger-related expenses	4,482	663	4,886	1,420
Net income before taxes, excluding merger-related expenses (b)	$15,400	$13,128	$39,882	$38,959

Income taxes (c)	$3,234	$4,182	$10,734	$12,696
Tax impact of merger-related expenses	1,783	264	1,943	565
Income taxes, excluding tax impact of merger-related expenses (d)	$5,017	$4,446	$12,677	$13,261

Effective tax rate [ (c) / (a) ]	29.62%	33.55%	30.67%	33.82%
Effective tax rate, excluding tax impact of merger-related expenses [ (d) / (b) ]	32.58%	33.87%	31.79%	34.04%

Material Trends

Hawaii’s economy continued to improve in 2004. The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 3.1% in September 2004, compared to 4.5% in September 2003.(1)  On the national level, the unemployment rate was 5.4% in September 2004, compared to 6.1% in September 2003.(2)

The housing market, supported by low mortgage interest rates, continues to show strong growth. Sales of single-family homes on the island of Oahu for the first nine months of 2004 were $3.4 billion, an increase of 34.2% over the same period last year.(3) The median sales price for single family homes and condominiums on Oahu increased over the same period last year by 20.3% and 21.7%, respectively.(4)

As a result of the strong housing market, the construction industry continues to reflect strong growth. In 2003, the number of construction jobs grew by 4.6% and the number of building permits increased by approximately 15.6% over the prior year.(5) As of September 30, 2004, the number of construction jobs grew by 3.3% from year-end 2003 and September 30, 2003.(6)

The top five industries in the state as of September 30, 2004, representing approximately 69.2% of total jobs, include: government, food services and accommodation, retail, healthcare, and professional services.(7) Total state personal income is forecasted to grow by 5.1% in 2004.(8)

(1) Hawaii State Department of Labor and Industrial Relations.

(2) Ibid.

(3) Honolulu Board of Realtors.

(4) Ibid.

(5) Hawaii State Department of Labor and Industrial Relations.

(6) Ibid.

(7) Ibid.

(8) Hawaii State Department of Business, Economic Development and Tourism.

The Hawaii tourism market continues to reflect strong growth. Total visitor arrivals for the first nine months of 2004 increased by 8.7% over the same period last year.(9) Domestic and international visitor arrivals increased by 7.1% and 12.8%, respectively, for the first nine months of 2004 compared to the same period last year.(10) Included in the international totals is a 14.8% increase in Japanese arrivals.(11) In 2004, total Japanese visitor arrivals, which decreased by 10.7% in 2003, are expected to increase by 24.5%.(12)

For the nine months ended September 30, 2004, the hotel occupancy rate was 79.2% and the average daily room rate was $151.13, compared to 73.1% and $144.72, respectively, over the same period last year.(13) For 2003, the annual hotel occupancy rate was 72.5% and the average daily room rate was $144.44.(14)

The results of operations of the Company in 2004 may be directly impacted by the ability of Hawaii’s economy to sustain positive growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and nine months ended September 30, 2004 and 2003 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

(9)   Ibid.

(10) Ibid.

(11) Ibid.

(12) University of Hawaii Economic Research Organization.

(13) Hawaii State Department of Business, Economic Development and Tourism.

(14) Ibid.

Average Balances, Interest Income & Expense, Yields and Rates (Taxable Equivalent)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average	Average		Average	Average
	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	12,977	1.39%	45	3,114	1.03%	8
Federal funds sold & securities purchased under agreements to resell	4,030	1.29%	13	1,443	0.83%	3
Taxable investment securities, excluding valuation allowance	576,348	4.19%	6,044	470,004	3.39%	3,981
Tax-exempt investment securities, excluding valuation allowance	95,481	6.88%	1,643	96,608	6.44%	1,556
Loans, net of unearned income	1,881,026	6.08%	28,591	1,378,707	6.65%	22,905
Total interest earning assets	2,569,862	5.66%	36,336	1,949,876	5.84%	28,453
Nonearning assets	226,953			145,793
Total assets	2,796,815			2,095,669

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	209,370	0.16%	85	166,604	0.12%	52
Savings and money market deposits	815,699	0.43%	872	665,012	0.51%	849
Time deposits under $100,000	318,359	1.46%	1,159	218,697	1.64%	894
Time deposits $100,000 and over	358,089	1.94%	1,737	353,489	1.66%	1,463
Short-term borrowings	34,741	1.59%	138	7,016	1.14%	20
Long-term debt	378,878	3.38%	3,204	158,064	3.35%	1,325
Total interest-bearing liabilities	2,115,136	1.36%	7,195	1,568,882	1.17%	4,603
Noninterest-bearing deposits	388,275			307,663
Other liabilities	49,812			33,894
Shareholders’ equity	243,592			185,230
Total liabilities & shareholders’ equity	2,796,815			2,095,669

Net interest income			29,141			23,850

Net interest margin		4.54%			4.89%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average	Average		Average	Average
	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	9,173	1.13%	78	8,649	1.13%	73
Federal funds sold & securities purchased under agreements to resell	2,722	1.08%	22	3,557	1.12%	30
Taxable investment securities, excluding valuation allowance	547,085	4.16%	17,079	444,899	3.87%	12,924
Tax-exempt investment securities, excluding valuation allowance	94,786	6.66%	4,734	87,521	6.63%	4,352
Loans, net of unearned income	1,604,790	5.90%	71,016	1,353,119	6.65%	67,458
Total interest earning assets	2,258,556	5.49%	92,929	1,897,745	5.96%	84,837
Nonearning assets	180,861			145,849
Total assets	2,439,417			2,043,594

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	198,528	0.13%	200	160,921	0.19%	229
Savings and money market deposits	729,742	0.43%	2,360	638,914	0.65%	3,114
Time deposits under $100,000	249,831	1.44%	2,692	222,047	1.86%	3,092
Time deposits $100,000 and over	349,563	1.70%	4,469	353,745	1.83%	4,861
Short-term borrowings	21,995	1.46%	241	3,998	1.13%	34
Long-term debt	282,482	3.51%	7,426	155,698	3.41%	3,981
Total interest-bearing liabilities	1,832,141	1.27%	17,388	1,535,323	1.33%	15,311
Noninterest-bearing deposits	353,487			290,735
Other liabilities	37,791			34,658
Shareholders’ equity	215,998			182,878
Total liabilities & shareholders’ equity	2,439,417			2,043,594

Net interest income			75,541			69,526

Net interest margin		4.46%			4.88%

Interest income on a taxable equivalent basis increased by $7.9 million or 27.7% in the third quarter of 2004, and $8.1 million or 9.5% for the first nine months of 2004 compared to the same periods last year.  This increase was primarily driven by increases in average interest earning assets of 31.8% in the third quarter of 2004 and 19.0% for the first nine months of 2004 compared to the same periods last year.  The yield on interest earning assets was 5.66% for the third quarter of 2004 and 5.49% for the first nine months of 2004, compared to 5.84% and 5.96%, respectively, for the same periods last year.

Interest expense increased by $2.6 million or 56.3% in the third quarter of 2004, and $2.1 million or 13.6% for the first nine months of 2004 compared to the same periods in 2003.  This increase is attributed to increases in interest bearing liabilities of 34.8% for the third quarter of 2004 and 19.3% for the first nine months of 2004 compared to the same periods last year.  The average rate on interest-bearing liabilities was 1.36% for the third quarter of 2004 and 1.27% for the first nine months of 2004, compared to 1.17% and 1.33%, respectively, for the same periods in 2003.

Net interest income on a taxable equivalent basis increased by $5.3 million or 22.2% for the third quarter of 2004 and $6.0 million or 8.7% for the first nine months of 2004 compared to the same periods last year. The net interest margin was 4.54% for the third quarter of 2004 and 4.46% for the first nine months of 2004, compared to 4.89% and 4.88%, respectively, for the same periods in 2003.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

Nonaccrual loans:
Real estate:
Construction	$—	$1,500	$—
Mortgage-commercial	5,192	1,580	1,592
Mortgage-residential	2,337	—	61
Commercial, financial and agricultural	4,079	517	187
Consumer	—	—	3
Total nonaccrual loans	11,608	3,597	1,843

Other real estate	580	—	—
Total nonperforming assets	12,188	3,597	1,843

Loans delinquent for 90 days or more:
Real estate:
Construction	—	—	15
Mortgage-commercial	—	29	—
Mortgage-residential	257	541	82
Commercial, financial and agricultural	—	80	618
Consumer	345	19	7
Other	5	—	—
Total loans delinquent for 90 days or more	607	669	722

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	430	—	—
Commercial, financial and agricultural	285	—	—
Total restructured loans still accruing interest	715	—	—

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$13,510	$4,266	$2,565

Total nonperforming assets as a percentage of loans and other real estate	0.40%	0.25%	0.13%

Total nonperforming assets and loans delinquent for 90 days or more as a percentage of loans and other real estate	0.42%	0.29%	0.18%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.44%	0.29%	0.18%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $13.5 million at September 30, 2004, compared to $2.6 million from a year ago and $4.3 million from year-end 2003. Excluding the impact of the merger, nonaccrual loans totaled $6.8 million at September 30, 2004, and consisted primarily of loans to three borrowers that are primarily secured by commercial properties. Loans delinquent 90 days or more at September 30, 2004 totaled $0.6 million.

As of September 30, 2004, there were nine impaired loans to four borrowers totaling $7.3 million that were comprised primarily of loans secured by commercial properties. As of December 31, 2003, there were five impaired loans to three borrowers totaling $7.5 million that were secured by commercial properties. There were no impaired loans as of September 30, 2003.

Other real estate totaled $0.5 million at September 30, 2004, and consisted of a commercial property in the process of sale.  No writedown to market value was necessary in relation to this property.  There was no other real estate at December 31, 2003 and September 30, 2003.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Any deterioration of Hawaii’s economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Provision for Loan and Lease Losses

A discussion of the Company’s accounting policy regarding the allowance for loan and lease losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan and lease losses as of the dates and for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Allowance for loan losses:
Balance at beginning of period	$24,934	$25,425	$24,774	$24,197

Provision for loan and lease losses	533	500	1,133	700

Reserves acquired	25,023	—	25,023	—

Loan charge-offs:
Real estate:
Mortgage-commercial	—	882	—	882
Mortgage-residential	—	15	25	15
Commercial, financial and agricultural	299	109	301	411
Consumer	474	238	969	376
Other	40	2	95	6
Total loan charge-offs	813	1,246	1,390	1,690

Recoveries:
Real estate:
Construction	—	75	—	159
Mortgage-commercial	25	6	25	1,052
Mortgage-residential	59	4	90	105
Commercial, financial and agricultural	9	13	40	197
Consumer	102	28	177	85
Other	7	—	7	—
Total recoveries	202	126	339	1,598

Net loan charge-offs (recoveries)	611	1,120	1,051	92

Balance at end of period	$49,879	$24,805	$49,879	$24,805

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.13%	0.32%	0.09%	0.01%

The provision for loan and lease losses was $533,000 for the third quarter of 2004 and $1.1 million for the first nine months of 2004, compared to $500,000 and $700,000, respectively, for the same periods in 2003.

There were no significant charge-offs or recoveries for the first nine months of 2004.  In 2003, there was a $0.9 million charge-off on a commercial mortgage loan and a $1.0 million recovery on a commercial mortgage loan.

Net charge-offs, when expressed as an annualized percentage of average total loans, were 0.13% for the third quarter and 0.09% for the first nine months of 2004, compared to 0.32% for the third quarter and 0.01% for the first nine months of 2003.

The allowance for loan and lease losses, expressed as a percentage of total loans, was 1.63% at September 30, 2004 compared to 1.74% at September 30, 2003.  Despite an increase in the level of nonaccrual loans and delinquent loans this quarter, Management believes that the allowance for loan and lease losses is adequate to cover the credit risks inherent in the loan portfolio. Any deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay, collateral values and, consequently, the level of net loan charge-offs and provision for loan and lease losses.

Other Operating Income

Total other operating income increased 25.9% to $4.9 million for the third quarter of 2004 and increased 15.0% to $13.0 million for the first nine months of 2004 over the same periods last year. These increases were primarily driven by increases in income from fiduciary activities and service charges on deposit accounts.

Other Operating Expense

Total other operating expense was $22.1 million for the third quarter of 2004, up 54.6% from the third quarter last year. For the first nine months of 2004, total other operating expense was $50.7 million, up 23.6% from the same period last year.  Salaries and benefits increased by 48.3% to $11.3 million in the third quarter of 2004 and 22.7% to $26.9 million for the first nine months of 2004 over the same periods last year.  In the third quarter of 2004, retention bonuses related to the merger totaling $2.0 million were paid to certain executives of Central Pacific Bank. Other operating expenses, excluding salaries and benefits, totaled $10.8 million for the third quarter of 2004, an increase of 61.9%, and $23.8 million for the first nine months of 2004, an increase of 24.7%, over the same periods last year.   Merger-related expenses for the first nine months of 2004 totaled $2.9 million.

Income Taxes

The effective tax rate was 29.62% for the third quarter of 2004, and 30.67% for the first nine months of 2004, compared to 33.55% and 33.82%, respectively, for the same periods last year. The Company’s investments in high-technology businesses in Hawaii generated net state tax benefits of $390,000 in the third quarter of 2004 and $1.2 million in the first nine months of 2004, compared to $244,000 and $1.1 million, respectively, for the same periods in 2003.

Financial Condition

Total assets at September 30, 2004 grew to $4.6 billion, an increase of 116.4% from the $2.1 billion reported a year ago and an increase of 112.5% from the $2.2 billion reported at year-end 2003.  Excluding the impact of the merger, total assets grew to $2.6 billion, a 19.9% increase from a year ago.

Loans and leases, net of unearned income, grew to $3.1 billion, compared to $1.4 billion a year ago and at year-end 2003.  Excluding the impact of the merger, loans and leases increased by 16.8% to $1.7 billion from a year ago.  This increase was primarily driven by organic loan growth and the June 2004 purchase of $76.1 million in commercial real estate loans secured by Hawaii properties.

Investment securities totaled $904.3 million, an increase of 68.3% over the same period last year and an increase of 62.9% over year-end 2003.  Excluding the impact of the merger,

investment securities increased to $588.6 million, up 9.6% from a year ago.  Investment securities are expected to decline over the coming quarters as assets are redeployed to fund loan growth.

Total deposits at September 30, 2004 were $3.3 billion, an increase of 90.5% over September 30, 2003 and 88.1% over year-end 2003.   Excluding the impact of the merger, total deposits grew to $1.9 billion, an increase of 11.1% over a year ago.  The Company’s continued focus on business relationships and business deposits are primarily driving this increase.

Long-term debt totaled $592.7 million at September 30, 2004, up 260.1% from a year ago and 221.8% from year-end 2003.  Excluding the impact of the merger, total long term debt grew to $353.4 million, an increase of 114.8% over a year ago.  An increase in subordinated debt relating to the Company’s statutory trusts and an increase in Federal Home Loan Bank borrowings contributed to this increase.

Capital Resources

Shareholders’ equity was $559.4 million at September 30, 2004, compared to $187.5 million a year ago, and $194.6 million at year-end 2003.  Excluding the impact of the merger, shareholders’ equity increased to $213.8 million, up 14.0% from a year ago.  The tangible capital ratio was 5.18% at September 30, 2004, compared to 8.77% a year ago.  Book value per share at September 30, 2004 was $19.96, compared to $11.69 at September 30, 2003 and $12.11 at year-end 2003.

On July 27, 2004, the board of directors declared a third quarter cash dividend of $0.16 per share, comparable to the dividend per share from a year ago.

The Company maintains a stock repurchase program with available authorization totaling $12.3 million.  No common shares were repurchased in 2004.

In 2003, the Company created three statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, and CPB Statutory Trust III, which issued a total of $55.0 million in trust preferred securities.  As mentioned previously, the statutory trusts were deconsolidated from the Company’s consolidated financial statements as of March 31, 2004.  In September 2004, the Company created CPB Capital Trust IV, which was not consolidated in the Company’s consolidated financial statements as of September 30, 2004.   However, the Federal Reserve has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the Company’s statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2004:
Leverage capital	$320,948	11.69%	$109,793	4.00%	$211,155	7.69%
Tier 1 risk-based capital	320,948	8.99	142,819	4.00	178,129	4.99
Total risk-based capital	365,721	10.24	285,639	8.00	80,082	2.24

At December 31, 2003:
Leverage capital	$256,933	11.99%	$85,717	4.00%	$171,216	7.99%
Tier 1 risk-based capital	256,933	15.85	64,842	4.00	192,091	11.85
Total risk-based capital	278,189	17.16	129,683	8.00	148,506	9.16

In addition, FDIC-insured institutions such as the Company’s subsidiaries, Central Pacific Bank and City Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth the Central Pacific Bank’s and City Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

Central Pacific Bank

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2004:
Leverage capital	$178,647	7.43%	$120,177	5.00%	$58,470	2.43%
Tier 1 risk-based capital	178,647	9.35	114,604	6.00	64,043	3.35
Total risk-based capital	202,541	10.60	191,067	10.00	11,474	0.60

At December 31, 2003:
Leverage capital	$192,056	9.02%	$106,438	5.00%	$85,618	4.02%
Tier 1 risk-based capital	192,056	11.99	96,144	6.00	95,912	5.99
Total risk-based capital	212,149	13.24	160,241	10.00	51,908	3.24

City Bank

			Minimum required
			to be
	Actual		well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2004:
Leverage capital	$147,636	8.00%	$92,247	5.00%	$55,389	3.00%
Tier 1 risk-based capital	147,636	8.94	99,111	6.00	48,525	2.94
Total risk-based capital	168,409	10.20	165,185	10.00	3,224	0.20

Liquidity

The Company’s objective in managing its liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in investment opportunities as they arise.  Management monitors the Company’s liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources.

During the first nine months of 2004, the Company’s overall liquidity position declined as loan growth exceeded deposit growth and as a result of the merger with CBBI.  Consequently, the Company increased its reliance on long-term debt and trust preferred financing.

The Company anticipates that loan demand will continue to exceed deposit growth over the coming quarters, resulting in additional liquidity needs.  Secondary funding sources, primarily the Federal Home Loan Bank of Seattle (“FHLB”), are expected to provide the funding to satisfy those needs.  Each of the banking subsidiaries is a member of and maintains a line of credit with the FHLB.  At September 30, 2004, FHLB lines enabled CPB to borrow up to $495.0 million of which $281.0 million is currently outstanding, and CB to borrow up to $659.5 million of which $246.7 million is currently outstanding.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process that is governed by policies established by its Board of Directors.  The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (“ALCO”).  In this capacity, ALCO develops strategies to coordinate the Company’s rate-sensitive assets and rate-sensitive liabilities to meet its financial objectives.

The primary analytical tool used by the Company to measure and manage its interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change.  Board policy requires that simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk.  The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2004 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in internal controls

In addition, and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

On September 15, 2004, the Company completed its merger with CBBI, pursuant to which CBBI's wholly owned subsidiary, City Bank, became a wholly owned subsidiary of the Company. The Company expects the merger between its wholly owned subsidiaries, Central Pacific Bank and City Bank, to occur in the first quarter of 2005, subject to regulatory approvals. Until such time, Central Pacific Bank and City Bank will maintain separate and distinct operations, including but not limited to, internal control over financial reporting. There have been no changes in internal control over financial reporting during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting for either Central Pacific Bank or City Bank.

PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5

Items 1, 2, 3 and 5 are omitted pursuant to instructions to Part II.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of CPF was held on September 13, 2004 for the purpose of considering and voting upon the following matters:

To approve the Agreement and Plan of Merger, dated April 22, 2004 by and between CPF and CBBI, providing for the merger of CBBI with and into CPF, including the issuance of CPF common stock in connection with the merger;

To approve an amendment to CPF’s Restated Articles of Incorporation, as amended, to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000;

To approve the CPF 2004 Stock Compensation Plan; and

To approve the CPF 2004 Annual Executive Incentive Plan.

The following table presents the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the matters presented:

		Votes Cast
		Against or	Abstentions
Proposal	For	Withheld	or Nonvotes
Approval of the merger agreement	13,125,478	352,548	76,542

Approval of an amendment to CPF’s articles of incorporation to increase the number of authorized shares of common stock of CPF	13,314,106	1,062,031	130,681

Approval of the CPF 2004 Stock Compensation Plan	11,902,196	1,271,323	383,047

Approval of the CPF 2004 Annual Executive Incentive Plan	12,584,511	1,334,326	587,979

A Special Meeting of Shareholders of CBBI was also held on September 13, 2004 for the purpose of considering and voting upon the approval of the Agreement and Plan of Merger, dated April 22, 2004, by and between CPF and CBBI, providing for the merger CBBI with and into CPF, including the issuance of CPF common stock in connection with the merger.

The matter was approved with a total of 3,563,883 votes cast for, 180,629 votes cast against or withheld, and  19,293 abstentions or nonvotes.

Item 6.             Exhibits

Exhibit 2.1 - Agreement and Plan of Merger, dated April 22, 2004 (1)

Exhibit 3.1 - Restated Articles of Incorporation of Central Pacific Financial Corp.*

Exhibit 3.2 - Restated Bylaws of Central Pacific Financial Corp.*

Exhibit 10.1 - Central Pacific Financial Corp. 2004 Stock Compensation Plan (2)

Exhibit 10.2 - Central Pacific Financial Corp. 2004 Annual Executive Incentive Plan (3)

Exhibit 10.3 - Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Clint Arnoldus*

Exhibit 10.4 - Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Ronald K. Migita*

Exhibit 10.5 - Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Neal K. Kanda*

Exhibit 10.6 - Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Alwyn S. Chikamoto*

Exhibit 10.7 - Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Blenn A. Fujimoto*

Exhibit 10.8 - Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Denis K. Isono*

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

(1)          Filed as Annex A to the joint proxy statement-prospectus in Part I of the Registrant’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 20, 2004.

(2)          Filed as Annex E to the joint proxy statement-prospectus in Part I of the Registrant’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 20, 2004.

(3)          Filed as Annex F to the joint proxy statement-prospectus in Part I of the Registrant’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	November 9, 2004	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer

Date:	November 9, 2004	/s/ Dean K. Hirata
Dean K. Hirata
Executive Vice President and
Chief Financial Officer

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 22, 2004

3.1	Restated Articles of Incorporation of Central Pacific Financial Corp.

3.2	Restated Bylaws of Central Pacific Financial Corp.

10.1	Central Pacific Financial Corp. 2004 Stock Compensation Plan

10.2	Central Pacific Financial Corp. 2004 Stock Compensation Plan

10.3	Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Clint Arnoldus

10.4	Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Ronald K. Migita

10.5	Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Neal K. Kanda

10.6	Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Alwyn S. Chikamoto

10.7	Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Blenn A. Fujimoto

10.8	Employment Agreement, effective as of September 14, 2004, by and between the Central Pacific Financial Corp. and Denis K. Isono

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002