Form 10-Q/A
period 2004-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2004-12-13
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 0-10777

Central Pacific Financial Corp.

(Exact name of registrant as specified in its charter)

Hawaii	99-0212597
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 South King Street, Honolulu, Hawaii  96813

(Address of principal executive offices)  (Zip code)

(808) 544-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

As of October 29, 2004, the number of shares of common stock outstanding of the registrant was 28,079,357 shares.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, originally filed with the Securities and Exchange Commission on November 9, 2004.  This Form 10-Q/A is being filed to include as Exhibits two employment agreements that were entered into during the period covered by the Form 10-Q for the fiscal quarter September 30, 2004 but were not filed with that report.  We hereby amend Item 6 of Part II, only for the purpose of including as exhibits to the report Exhibits 10.9 and 10.10.  In addition, the Form 10-Q/A includes an updated signature page and certain currently dated certifications required by the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2 hereto.  This Form 10/Q-A does not change the Registrant’s previously reported consolidated financial statements or make any other changes to the Form 10-Q for the fiscal quarter ended September 30, 2004.  Accordingly, this Form 10-Q/A should be read in connection with our subsequent filings with the Commission.

ITEM 6.  EXHIBITS

Exhibit 2.1 – Agreement and Plan of Merger, dated April 22, 2004. (1)

Exhibit 3.1 – Restated Articles of Incorporation of Central Pacific Financial Corp.*

Exhibit 3.2 – Restated Bylaws of Central Pacific Financial Corp.*

Exhibit 10.1 – Central Pacific Financial Corp. 2004 Stock Compensation Plan. (2)

Exhibit 10.2 – Central Pacific Financial Corp. 2004 Annual Executive Incentive Plan. (3)

Exhibit 10.3 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Clint Arnoldus.*

Exhibit 10.4 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Ronald K. Migita.*

Exhibit 10.5 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Neal K. Kanda.*

Exhibit 10.6 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Alwyn S. Chikamoto.*

Exhibit 10.7 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Blenn A. Fujimoto.*

Exhibit 10.8 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Denis K. Isono.*

Exhibit 10.9 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Dean K. Hirata.

Exhibit 10.10 – Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Douglas R. Weld.

Exhibit 31.1 – Chief Executive Officer Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Chief Financial Officer Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2 – Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Previously filed.

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

CENTRAL PACIFIC FINANCIAL CORP. (Registrant)

Date: December 13, 2004	By:	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer

Date: December 13, 2004	By:	/s/ Dean K. Hirata
Dean K. Hirata
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 22, 2004. (1)

3.1	Restated Articles of Incorporation of Central Pacific Financial Corp.*

3.2	Restated Bylaws of Central Pacific Financial Corp.*

10.1	Central Pacific Financial Corp. 2004 Stock Compensation Plan. (2)

10.2	Central Pacific Financial Corp. 2004 Annual Executive Incentive Plan. (3)

10.3	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Clint Arnoldus.*

10.4	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Ronald K. Migita.*

10.5	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Neal K. Kanda.*

10.6	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Alwyn S. Chikamoto.*

10.7	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Blenn A. Fujimoto.*

10.8	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Denis K. Isono.*

10.9	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Dean K. Hirata.

10.10	Employment Agreement, effective as of September 14, by and between Central Pacific Financial Corp. and Douglas R. Weld.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Previously filed.

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