Form 10-K
period 2004-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2005-03-16
CIK 701347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Mark One
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $386,789,000.

        As of February 28, 2005, the number of shares of common stock of the registrant outstanding was 28,270,840 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

        We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies and statements about trends in our businesses, as set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under "Business—Factors That May Affect Our Business" in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

        Central Pacific Financial Corp. is a Hawaii corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank. Pursuant to a Plan of Reorganization and Agreement of Merger, our company was organized on February 1, 1982 to serve as a holding company for our subsidiary, Central Pacific Bank. Central Pacific Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. On September 15, 2004, we completed a merger with CB Bancshares, Inc. CB Bancshares' subsidiaries, which became our wholly-owned subsidiaries, included City Bank, CB Bancshares' banking subsidiary, among others. In February 2005, Central Pacific Bank merged with City Bank, with Central Pacific Bank as the surviving entity. We refer to Central Pacific Bank herein as our bank or the bank and when we say "we," "our or the "Company, we mean the holding company on a consolidated basis with the bank and our other consolidated subsidiaries. When we refer to "Central Pacific Financial Corp." or to the holding company, we are referring to the parent company on a standalone basis.

        Through our bank, we offer full-service commercial banking, with thirty-seven bank branches and 95 ATMs located throughout the State of Hawaii. Our administrative and main offices are located in Honolulu, and we have thirty other branches on the island of Oahu. In addition, we operate three branches on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii. We also have five loan production offices serving customers in California and Washington. Our bank's deposits are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to applicable limits. The bank is not a member of the Federal Reserve System.

        Our bank is a full-service community bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, real estate and construction loans, consumer loans and mortgage loans. We derive our income primarily from interest on commercial real estate loans, commercial loans, residential mortgage loans and construction loans and, to a lesser extent, on interest on investment securities and fees received in connection with deposit services as well as other services offered. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. For more information about the regulation of our holding company and bank, see "—Supervision and Regulation."

        We are committed to maintaining a premier, relationship-based community bank in Hawaii that serves the needs of small to medium-sized businesses and the owners and employees of those businesses. In addition, we are expanding our loan growth opportunities and providing geographic diversification of our credit risk through our loan production offices in California and Washington. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume.

The Merger

        On September 15, 2004, we completed our merger with CB Bancshares, Inc., the former holding company for City Bank. As a result, City Bank became our wholly owned subsidiary. We merged our two banking subsidiaries, Central Pacific Bank and City Bank, on February 22, 2005. Central Pacific Bank is the surviving entity, as well as our brand name going forward. Concurrently, we integrated the information technology platforms used by Central Pacific Bank and City Bank.

        In connection with the merger of Central Pacific Bank and City Bank, we consolidated 9 branches on February 22, 2005. Taking into account the Wailuku, Maui branch we opened in February, our total branch count has been reduced from 45 at December 31, 2004 to 37. In addition, our headquarters have been consolidated into Central Pacific Financial Corp.'s existing headquarters.

        Following the completion of the merger, we implemented a Voluntary Separation Program, or VSP, which was offered to certain employees of both merging organizations. The VSP consisted of a monetary compensation package for those employees that decided to voluntarily terminate their relationship with us. As of December 31, 2004, 102 employees had decided to participate in the VSP. We expect the VSP to be fully implemented in the second quarter of 2005.

        In connection with the merger, we issued 11.9 million shares of our common stock and paid $88.9 million in cash for total merger consideration of $423.1 million, based on our stock price as of September 15, 2004. Our merger with CB Bancshares was accounted for under the purchase method of accounting, and CB Bancshares' results are included in our consolidated financial statements from September 15, 2004.

Our Services

        We offer a full range of banking services and products to small and medium-sized businesses, professionals and individuals. We provide our customers with an array of commercial and consumer loan products, including commercial real estate and construction loans, residential mortgage loans, commercial loans and lines of credit, and consumer loans and lines of credit.

        Through our bank, we concentrate our lending activities in three principal areas:

(1)
Commercial Real Estate and Construction Lending. Loans in this category consist primarily of loans secured by commercial real estate, including, but not limited to, structures and facilities to support activities designated as industrial, warehouse, general office, retail, health care, religious and multi-family dwellings. Also included in this category are loans to finance the construction of the aforementioned types of commercial real estate. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve. Additionally, liquidation of the collateral is available as a secondary source of repayment.

In addition to our branches throughout Hawaii, we operate five loan production offices in California and Washington that are staffed by experienced relationship officers formerly from in-state banks. The loans originated in these loan production offices are commercial real estate and construction loans.

(2)
Residential Mortgage Lending. Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. We typically require maximum loan-to-value ratios of 80%, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $200,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past two years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market requires strong underwriting standards and diligent monitoring and handling of problems that may arise.

(3)
Commercial Lending and Leasing. Loans in this category consist primarily of term loans, lines of credit and equipment leases to small and middle-market businesses and professionals located in the State of Hawaii. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

        In addition, we offer deposit products and services including checking, savings and time deposits, cash management and internet banking services.

Our Market Area and Competition

        Based on deposit market share among FDIC-insured financial institutions in Hawaii, we were the fourth-largest depository institution in the State of Hawaii at December 31, 2004, with more than $3.3 billion in deposits, representing a 14% market share.

        First Hawaiian Bank, the Hawaii-based subsidiary bank of Bancwest Corporation, had $7.1 billion in domestic deposits at year-end 2004, or approximately 30% deposit market share in the State of Hawaii. Bank of Hawaii, the largest subsidiary of Bank of Hawaii Corporation, had $6.9 billion in domestic deposits at year-end 2004, representing approximately 29% of the deposits in the State of Hawaii. American Savings Bank, a subsidiary of Hawaiian Electric Industries, Inc., held $4.3 billion in deposits at year-end 2004, or approximately 19% of the deposits in the State of Hawaii.

        The banking and financial services industry in the State of Hawaii generally, and in our target market areas, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization and have greater access to capital markets.

        In order to compete with the other financial services providers in the State of Hawaii, we principally rely upon local promotional activities, personal relationships between customers and our officers, directors and employees, and specialized services tailored to meet the needs of our customers and the communities we serve. We remain competitive by offering flexibility and superior service levels, coupled with competitive interest rates and pricing.

        Our mainland loan production offices in California and Washington likewise face formidable competition in the commercial real estate lending sector. Competitors range from large national banks, including Wells Fargo Bank, Bank of America, Washington Mutual, and US Bancorp, to regional and community banks. Nonbanks, including brokerage firms, conduits and insurance companies, also compete for commercial real estate lending business. This competition has resulted in aggressive pricing and the easing of underwriting standards in these markets. To mitigate these competitive pressures and credit risks, we rely upon our teams of experienced commercial real estate lenders and a lending approach which targets clients with solid track records, substantial net worth and adequate liquidity.

Business Concentrations

        No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 75% of our loan portfolio held for investment at December 31, 2004 consisted of real estate-related loans, including construction loans, commercial real estate mortgage loans and residential mortgage loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio." Moreover, our business activities are currently focused primarily in Hawaii, California and Washington, with the majority of our business concentrated in Hawaii. Consequently, our results of operations and financial condition are affected by the general trends in the Hawaii, California and Washington economies and, in particular, the commercial and residential real estate markets.

Our Subsidiaries

        On September 15, 2004, we completed our merger with CB Bancshares, Inc. CB Bancshares' subsidiaries, which became our wholly-owned subsidiaries, included City Bank, Datatronix Financial Services, Inc. and O.R.E., Inc. (dissolved effective December 31, 2004). In February 2005, Central Pacific Bank merged with City Bank, with Central Pacific Bank as the surviving entity. Datatronix offers item processing services to banks, thrifts, credit unions and other financial institutions in Hawaii and California.

        Other wholly-owned subsidiaries include CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV, CPB Statutory Trust V, CB Technology, Inc., ISL Capital Corporation, CPB Real Estate, Inc. ("CPBREI") and Citibank Properties, Inc. ("CPI").

        Our bank also owns 50% of Pacific Access Mortgage, LLC, a Hawaii limited liability corporation.

Supervision and Regulation

  General

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the benefit of our shareholders. Set forth below is a summary description of the material laws and regulations that relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

  Central Pacific Financial Corp.

        We are a registered bank holding company subject to regulation under the Bank Holding Company Act. We file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board conducts examinations of us.

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. We are also required by the Federal Reserve Board to maintain certain levels of capital. It is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

        The Federal Reserve Board may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. Under certain circumstances, we must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming our equity securities.

        We are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for a merger or consolidation with another bank holding company.

        We are prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to the prior notice or approval of the Federal Reserve Board, we may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        We are also a "financial institution holding company" as contemplated by Hawaii law. As such, we are subject to examination by, and may be required to file reports with, the Hawaii Commissioner of Financial Institutions.

  Central Pacific Bank

        Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination, and regulation by the Hawaii Commissioner of Financial Institutions and the FDIC. The bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The Hawaii Commissioner of Financial Institutions separately enjoys many of the same remedial powers.

  Capital Standards

        The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk (such as cash), to 100% or more for assets with relatively high credit risk.

        The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio. For a banking organization to qualify as "well-capitalized," the leverage ratio must generally be 5% at a minimum. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. The Federal Reserve Board guidelines apply to us while the FDIC guidelines apply to Central Pacific Bank.

        As of December 31, 2004, our capital ratios and the capital ratios of Central Pacific Bank exceeded the minimum thresholds for a "well-capitalized" institution. City Bank, which was merged into Central Pacific Bank on February 22, 2005, maintained Tier 1 and leverage capital ratios that exceeded the thresholds for a "well-capitalized" institution and its total risk based capital ratio exceeded the threshold for an "adequately-capitalized" institution. The following table sets forth actual and required capital ratios as of December 31, 2004:

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Central Pacific Financial Corp.
As of December 31, 2004:
Tier 1 risk-based capital	$351,705	9.67%	$145,445	4.00%	$218,167	6.00%
Total risk-based capital	397,300	10.93	290,890	8.00	363,612	10.00
Leverage capital	351,705	8.11	173,466	4.00	216,832	5.00
As of December 31, 2003:
Tier 1 risk-based capital	$256,933	15.85%	$64,842	4.00%	$97,263	6.00%
Total risk-based capital	278,189	17.16	129,683	8.00	162,104	10.00
Leverage capital	256,933	11.99	85,717	4.00	107,146	5.00
Central Pacific Bank
As of December 31, 2004:
Tier 1 risk-based capital	$182,561	9.65%	$75,644	4.00%	$113,467	6.00%
Total risk-based capital	206,225	10.90	151,289	8.00	189,111	10.00
Leverage capital	182,561	7.51	97,177	4.00	121,472	5.00
As of December 31, 2003:
Tier 1 risk-based capital	$192,056	11.99%	$64,096	4.00%	$96,144	6.00%
Total risk-based capital	212,149	13.24	128,193	8.00	160,241	10.00
Leverage capital	192,056	9.02	85,151	4.00	106,438	5.00
City Bank
As of December 31, 2004:
Tier 1 risk-based capital	$137,742	7.84%	$70,292	4.00%	$105,438	6.00%
Total risk-based capital	159,825	9.09	140,584	8.00	175,730	10.00
Leverage capital	137,742	7.29	75,556	4.00	94,445	5.00

        The failure of our bank or us to maintain adequate capital could result in mandatory restrictions or prohibitions on our activities, including the ability to pay dividends.

  USA PATRIOT Act of 2001

        We and our bank are subject to the USA PATRIOT Act of 2001, or the USA Patriot Act. Title III of the USA Patriot Act substantially broadens the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, defining new crimes and related penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department, or the Treasury, has issued a number of implementation regulations, which apply various requirements of the USA Patriot Act to financial institutions, and with which our bank must comply. These regulations also impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

        Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution. We have adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and the Treasury's regulations.

Employees

        At February 28, 2005, we employed 923 persons, 858 on a full-time basis and 65 on a part-time basis. We are not a party to any collective bargaining agreement.

Factors That May Affect Our Business

        The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of these risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

        The costs of integrating our operations with CB Bancshares may be greater than we have anticipated, which could adversely affect our business and results of operations.

        We completed our merger with CB Bancshares on September 15, 2004. The aggregate costs of our merger with CB Bancshares may be greater than we have anticipated. We incurred charges to operations in the third and fourth fiscal quarters of 2004 to reflect costs associated with integrating our business and our operations with those of CB Bancshares. In addition, we will incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. If these aggregate costs are greater than anticipated, they could adversely affect our business, results of operations and financial condition.

        Future results of the combined company may materially differ from the pro forma financial information previously disclosed.

        Future results of the combined company may be materially different from our expectations and the pro forma financial information statements previously disclosed, which only show a combination of our historical results with those of CB Bancshares. Merger-related charges may be higher or lower than we have estimated, depending upon how costly or difficult it is to integrate our two companies. Furthermore, these charges may decrease capital of the combined company that could be used for profitable, income-earning investments in the future.

        We may not realize the cost savings we have projected within the time periods we have projected, or to the full extent of our projections.

        We projected cost savings from the merger of $13 million in 2005, with $19 million fully phased in by 2006. Some assumptions on which we based our projections are no longer consistent with our business plan. For example, when we projected cost savings we expected to realize from the merger, we assumed that we would close CB Bancshares' loan production offices in California. However, we have subsequently decided to retain and expand such loan production offices. In addition, other assumptions on which we based our projections have become inapplicable. Accordingly, we may not achieve the cost savings we have projected or achieve them in a timely fashion.

        Integration of City Bank and Central Pacific Bank may prove more difficult or less advantageous than we anticipate.

        We merged City Bank and Central Pacific Bank and their operating systems on February 22, 2005. We may encounter unforeseen difficulties in integrating the banks, which could make the integration more costly than expected and adversely affect our business and results of operations. In addition, the consolidation of branches accompanying the merger of the banks may result in the loss of significant customer deposits and revenues. If the loss of customer deposits and revenues from branch consolidations exceeds our expectations, our business and results of operations could be harmed.

        Operations in our mainland loan production offices have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.

        Sustaining the expansion of loan production on the mainland depends on a number of factors, including the continued strength of the mainland real estate markets. The strength of these real estate markets could be negatively affected by anticipated increases in interest rates and any economic downturn, and our results of operation could be negatively impacted.

        Because we have a limited operating history with respect to our California and Washington loan production offices, it is more difficult to predict our future prospects and financial performance, which may impair our ability to manage our business and your ability to assess our prospects.

        CB Bancshares commenced operations in its California loan production offices in the first quarter of 2003, and we commenced operations in our Washington loan production office in the fourth quarter of 2004. Consequently, our mainland offices have a limited history upon which we can rely in planning and making decisions that will affect our future operating results.

        The loans made by our mainland loan production offices in California and Washington are generally unseasoned, and defaults on such loans would adversely affect our financial condition, results of operations and prospects.

        At December 31, 2004, loans originated in our California and Washington loan production offices amounted to approximately $415.8 million, or 13% of our total loan portfolio. In light of the limited operating history of our mainland loan production offices described in the previous risk factor, all of those loans were originated after January 1, 2003. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for commercial property within the relative market. If the market for commercial property experiences a decline in demand, commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and prospects.

        The loans made by our mainland loan production offices in California and Washington are concentrated among a limited number of customers in California and Washington, and difficulty with a customer or loss of a customer could affect our results of operations and our ability to grow loans and deposits in the mainland.

        Our mainland operations are dependent on a concentration of loans with a small number of key customers with whom individuals on our mainland loan staff have built strong relationships. Such a concentration of borrowers carries certain risks. Among other things, financial difficulty at one mortgaged real property could cause a borrower to defer maintenance at another mortgaged real property in order to satisfy current expenses with respect to the troubled mortgaged real property. A borrower could attempt to avert foreclosure on one mortgaged real property by filing a bankruptcy petition that might have the effect of interrupting monthly payments for an indefinite period on all of the related mortgage loans. In addition, disruption of a lending customer relationship could adversely affect our ability to introduce the customer to our deposit products. Furthermore, the average size of loans in our mainland portfolio, especially those originated in Southern California, is larger than that of loans in our Hawaii portfolio, and such larger average loan size could make potential losses related to concentration risk more severe.

        Loan growth from our mainland operations is dependent on relationships between certain key customers and our current mainland loan staff who in turn have forged relationships with certain key members of our management team, and the departure of these individuals could adversely affect our business.

        Our mainland operations are dependent on the relationships with customers built by our experienced teams of lenders, many of whom have worked with each other and with key individuals on our senior management team for more than 10 years. If some or all of our mainland loan officers, or the members of our senior management staff who coordinate mainland operations, were to leave our company, it could adversely affect the expansion of our mainland operations and our ability to grow loans.

        Changes in economic conditions, in particular an economic slowdown in Hawaii, California or Washington, could hurt our business materially.

        Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions, in particular an economic slowdown in Hawaii, California or Washington, could result in the following consequences, any of which could hurt our business materially:

  •
  loan delinquencies may increase;

  •
  problem assets and foreclosures may increase;

  •
  demand for our products and services may decline;

  •
  low cost or non-interest bearing deposits may decrease; and

  •
  collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

        A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

        Approximately 75% of our loan portfolio as of December 31, 2004 was comprised of loans collateralized by real estate. An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability could be negatively impacted by an adverse change in the real estate market.

        Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

        The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this "gap" will work against us, and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our interest rate spread could be expected to increase during periods of rising interest rates and, conversely, to decline during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

  •
  inflation;

  •
  recession;

  •
  changes in unemployment;

  •
  the money supply; and

  •
  international disorder and instability in domestic and foreign financial markets.

        Our asset-liability management strategy may not be able to control our risk from changes in market interest rates, and it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

        Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations.

        As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are based, in part, on:

  •
  current economic conditions and their estimated effects on specific borrowers;

  •
  an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance;

  •
  results of examinations of our loan portfolios by regulatory agencies; and

  •
  management's internal review of the loan portfolio.

        We maintain an allowance for loan and lease losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. While we are not currently aware of any fact or circumstance that would cause our allowance to be inadequate, if our assumptions prove to be incorrect, our current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. Material additions to the allowance would materially decrease our net income. In addition, federal regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations.

        An interruption in or breach in security of our information systems may result in a loss of customer business.

        We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

  Governmental regulation may impair our operations or restrict our growth.

        We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

  •
  the capital we must maintain;

  •
  the kinds of activities we can engage in;

  •
  the kinds and amounts of investments we can make;

  •
  the locations of offices;

  •
  how much interest we can be pay on demand deposits;

  •
  insurance of deposits and the premiums that we must pay for this insurance; and

  •
  how much cash we must set aside as reserves for deposits.

Certifications

        The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2004. Last year, the Company submitted to the New York Stock Exchange on May 21, 2004 its annual CEO certification regarding the Company's compliance with the NYSE's corporate governance listing standards required by NYSE rule 303A.12. This year, the Company intends to submit to the NYSE its annual CEO certification within 30 days of the Company's annual meeting of shareholders, which is scheduled for April 25, 2005.

Available Information

        Our internet site can be found at www.centralpacificbank.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found on our internet site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

        Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines and our Codes of Business Conduct and Ethics. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Codes of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

        Our Investor Relations Department can be contacted at: (808) 544-0618. Our principal office is located at 220 South King Street, Honolulu, Hawaii 96813, and our telephone number is (808) 544-0500.

ITEM 2. PROPERTIES

        We hold title to the land and building in which our headquarters, Kaimuki branch office, Hilo branch office, Kailua-Kona branch office and certain operations offices are located. We also hold title to the buildings in which our Moiliili, McCully, Kalihi and Beretania branch offices and operations center are located, and a portion of land on which the Moiliili branch office is located. The remaining lands on which the Moiliili branch and all of the land on which the McCully, Kalihi and Beretania branch offices and operations center are located are leased.

        We occupy 46 other properties including our remaining branch offices, the 9 branch offices that were consolidated on February 22, 2005, 2 data processing centers and 5 loan production offices. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments, see Note 17 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        We are party to ordinary routine litigation incidental to our business, none of which do we consider to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to our shareholders for a vote during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol "CPF". As of December 31, 2004, there were 4,528 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

        The following table sets forth information on the range of high and low sales prices of our common stock, as reported by the NYSE, for each full quarterly period within 2003 and 2004.

Market Prices

	Stock Price
	High	Low	Close
2004	$36.74	$22.80	$36.17
Fourth Quarter	36.74	27.50	36.17
Third Quarter	28.70	26.30	27.52
Second Quarter	30.00	22.80	27.50
First Quarter	30.34	25.71	29.79
2003	$31.08	$23.92	$30.04
Fourth Quarter	30.50	24.52	30.04
Third Quarter	27.98	24.00	24.50
Second Quarter	29.76	23.92	27.70
First Quarter	31.08	25.14	25.45

Dividends

        We have paid regular quarterly cash dividends since 1988. During 2003 and 2004, dividends of $0.16 per share of common stock were declared and paid during each quarter. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors. We expect to continue to pay regular quarterly cash dividends. However, since substantially all of the funds available for the payment of dividends are derived from our bank, future dividends will depend upon our bank's earnings, financial condition and capital needs, applicable governmental policies and regulations and such other matters as our board of directors may deem to be appropriate.

        Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2004, we had approximately $108 million of our junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, or if we fail to comply with certain covenants under the related indentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures and until we comply with the covenants under the related indentures.

        Our ability to pay dividends is also limited by certain restrictions imposed on Hawaii corporations. We may pay dividends out of funds legally available at such times as our board of directors determines are appropriate.

Issuer Purchases of Equity Securities

        We did not purchase any of our equity securities during the fourth quarter of 2004.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2004. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$150,389	$110,231	$118,462	$129,873	$126,783
Total interest expense	30,217	20,178	29,483	51,421	55,559
Net interest income	120,172	90,053	88,979	78,452	71,224
Provision for loan and lease losses	2,083	700	1,000	3,000	4,500
Net interest income after provision for loan and lease losses	118,089	89,353	87,979	75,452	66,724
Other operating income	22,018	15,834	15,282	14,113	12,887
Other operating expense	86,131	55,578	55,023	50,683	49,592
Income before income taxes	53,976	49,609	48,238	38,882	30,019
Income taxes	16,582	15,669	14,955	10,177	10,585
Net income	37,394	33,940	33,283	28,705	19,434
Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$52,978	$5,145	$39,358	$29,277	$11,506
Investment securities (1)	899,421	554,957	540,924	391,947	384,619
Loans and leases	3,099,830	1,443,154	1,289,892	1,266,949	1,290,145
Allowance for loan and lease losses	50,703	24,774	24,197	24,564	22,612
Total assets	4,651,902	2,170,268	2,028,163	1,835,641	1,816,918
Core deposits (2)	2,795,938	1,419,100	1,280,471	1,082,131	944,661
Total deposits	3,327,026	1,753,284	1,641,101	1,450,925	1,363,066
Long-term debt	587,380	184,184	147,155	175,572	220,970
Total shareholders' equity	567,862	194,599	173,443	147,070	143,312
Per Share Data: (3)
Basic earnings per share	$1.90	$2.12	$2.09	$1.75	$1.09
Diluted earnings per share	1.87	2.07	2.04	1.72	1.07
Cash dividends declared	0.64	0.64	0.40	0.34	0.31
Book value	20.17	12.11	10.86	9.27	8.47
Weighted average shares outstanding (in thousands)	19,637	16,027	15,931	16,410	17,834
Financial Ratios:
Return on average assets	1.25%	1.64%	1.74%	1.60%	1.16%
Return on average shareholders' equity	12.37	18.33	20.55	19.34	13.55
Average shareholders' equity to average assets	10.08	8.95	8.46	8.27	8.57
Efficiency ratio (4)	60.57	52.97	53.02	55.59	58.43
Net interest margin (5)	4.51	4.79	5.11	4.76	4.59
Net charge-offs to average loans	0.06	0.01	0.04	0.08	0.22
Nonperforming assets to year-end loans & other real estate (6)	0.35	0.25	0.18	0.25	0.80
Allowance for loan and lease losses to year-end loans	1.64	1.72	1.88	1.94	1.75
Allowance for loan and lease losses to nonaccrual loans	492.79	688.74	5,511.85	1,014.62	265.27
Dividend payout ratio	33.68	30.19	19.14	19.14	27.98

(1)
Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)
Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)
Restated for the years ended December 31, 2001 and 2000 to reflect a two-for-one stock split effected November 8, 2002.

(4)
Efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income before securities transactions).

(5)
Computed on a taxable equivalent basis.

(6)
Nonperforming assets include nonaccrual loans and other real estate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii. In addition, we have five loan production offices serving customers in California and Washington.

        Our products and services focus on two areas:

  •
  Loans: we focus our lending activities on commercial, commercial mortgage and construction loans to small and medium-sized companies, business professionals and real estate developers. Our lending activities contribute to a key component of our revenues—interest income.

  •
  Deposits: we strive to provide exceptional customer service and products that meet our customers' needs, like our Exceptional Account and Totally Free Checking, and raising funds through our deposit accounts enables us to support our lending activities. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our revenues. In addition, fees and service charges on deposit accounts contribute to our revenues.

        In addition, we offer wealth management products and services such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

        In this discussion, we have included statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, but their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in the forward-looking statements. Important factors that could, among others, cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed above under "Business—Factors that May Affect Our Business" in Part I, Item 1 of this Annual Report on Form 10-K.

Executive Overview

        The completion of our merger with CB Bancshares on September 15, 2004 affected our performance in 2004 in several ways. First, we incurred nonrecurring merger expenses of $9.3 million in 2004. Second, from September 15, 2004, income from CB Bancshares operations was included in our results. Third, we issued 11.9 million shares of our common stock in connection with the merger. In addition, we incurred in 2004 and will continue to incur other costs associated with the merger, including amortization of core deposit premium and interest expense on trust preferred securities issued to finance the acquisition.

        In connection with our integration with CB Bancshares, we incurred charges to operations in the third and fourth quarters of 2004, and will incur additional charges in connection with our integration. With the merger of Central Pacific Bank and CB Bancshares' former banking subsidiary, City Bank, in February 2005, the integration of our operations is taking shape. We expect that we will begin to realize synergies in 2005 and continue to realize them in 2006. However, the integration of the banks may prove to be more costly than we anticipated or may result in the loss of customer deposits and revenues in excess of what we have projected. In addition, we have revised some of the assumptions on which we based our projections of cost savings, and some of them have become inapplicable or inconsistent with our current business plan. For a further discussion of these trends and other factors affecting our business, see "Business—Factors that May Affect Our Business" in Part I, Item 1 of this Annual Report on Form 10-K.

        Aside from the merger, we experienced loan growth of $260.2 million and deposit growth of $198.6 million in 2004. At the same time, we maintained our credit quality standards and kept our net interest margin relatively stable, at 4.51% in 2004 compared to 4.79% in 2003.

Business Environment

        The majority of our operations are concentrated in the State of Hawaii. Accordingly, our business is affected by conditions in the banking industry and economic conditions in Hawaii. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income.

        Economic conditions in Hawaii improved in 2004. Tourism is one of the largest industries in Hawaii, and according to the Hawaii Department of Business Economic Development & Tourism, or the DBEDT, total visitor arrivals for 2004 increased by 8.3% over 2003. The DBEDT also reported that Hawaii's unemployment rate was 3.0% in December 2004, compared to 4.4% in December 2003. On the national level, the unemployment rate was 5.4% in December 2004, compared to 5.7% in December 2003. The DBEDT projects strong Gross State Product growth averaging 5.1% per annum from 2005 to 2007. Gross State Product, as calculated by the DBEDT, is defined as the sum of value added from all industries in the state, with an industry's "value added" equivalent to its gross input, which includes sales or receipts and other operating income, commodity taxes and inventory change, minus its intermediate inputs, which include consumption of goods and services purchased from other industries or imported. The DBEDT also reported that Hawaii's personal income increased 6.0% in 2004, compared to 4.7% in 2003, and projects personal income growth averaging 5.6% per annum from 2005 to 2007.

        One area in which we focus our lending activity is commercial real estate and construction lending, and accordingly, the health of those industries has an effect on our business. As of September 30, 2004, the number of construction jobs in Hawaii grew by 5.5% from September 30, 2003, according to the DBEDT, and from January 2004 through November 2004, the number of private building permits issued increased by approximately 15.2% over the same period in 2003, according to the DBEDT.

Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made. Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented. Management has discussed the development and selection of the critical accounting estimates noted below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

        Allowance for Loan and Lease Losses.    We maintain the allowance for loan and lease losses, or the Allowance, at an amount we expect to be sufficient to absorb probable losses inherent in our loan portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate net loan charge-offs on other loans, we perform a migration analysis and consider other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses, or the Provision, is recorded to maintain the Allowance at an appropriate level. Since we cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs is impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision.

        Defined Benefit Retirement Plan.    Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 to the Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2004, we used a weighted-average discount rate of 6.00% and an expected long-term rate of return on plan assets of 8.00%, which affected the amount of pension liability recorded as of year-end 2004 and the amount of pension expense to be recorded in 2005. At December 31, 2003, a weighted-average discount rate of 6.25% and an expected long-term rate of return on plan assets of 7.00% were used in determining the pension liability recorded as of year-end 2003 and the amount of pension expense recorded in 2004. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used, which would affect the amount of pension expense and pension liability recorded. An increase in the discount rate or asset return rate would reduce pension expense in 2005, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2005 pension expense by $58,000 and year-end 2004 pension liability by $697,000, while a 0.25% change in the asset return rate would impact 2005 pension expense by $60,000.

        Goodwill and Other Intangible Assets.    We recognized goodwill of $284.7 million in connection with the merger with CB Bancshares. In accordance with SFAS 142, goodwill is not amortized but is to be reviewed at least annually for impairment, and when significant events occur or circumstances change which might cause an impairment of goodwill. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. Because the merger with CB Bancshares occurred during 2004, and because we determined that no events or changes in circumstances occurred that would indicate a possible impairment of goodwill, no impairment analysis was performed. Had such an analysis been performed as of or prior to December 31, 2004, and had such analysis indicated an impairment in the fair value of goodwill, the impairment would have been recorded as a charge against earnings.

        A core deposit premium of $51.8 million was also recorded in conjunction with the CB Bancshares merger, and such premium is being amortized on an accelerated basis over a 10-year period. In establishing the value assigned and the amortization period to be used, we considered numerous factors including the expected rate of runoff of the acquired deposits, historical and future expected interest rates, projected costs to maintain the deposit base and the cost of obtaining alternate funding. Had those assumptions differed, the value assigned to the core deposit premium might have been increased or decreased, and the amortization period could have been lengthened or shortened. For example, an increase in the value assigned would have resulted in a higher level of amortization expense and a lower value assigned to goodwill. A longer amortization period would have resulted in reduced amortization expense. We are in the process of finalizing a third-party valuation of the core deposit premium which, when completed, could result in a change in the premium value and/or a change in the amortization period.

Overview of Results of Operations

        Net income in 2004 of $37.4 million increased by $3.5 million or 10.2% over the $33.9 million earned in 2003, which increased by $0.7 million or 2.0% over the $33.3 million earned in 2002. Diluted earnings per share of $1.87 in 2004 decreased by 9.7% from the $2.07 per share earned in 2003, which increased by 1.5% over earnings of $2.04 per share in 2002. Cash dividends declared in 2004 of $0.64 per share was consistent with dividends declared in 2003, which increased by 60.0% over the $0.40 per share declared in 2002. Return on average assets was 1.25% in 2004, a decrease from 1.64% in 2003 and 1.74% in 2002. Return on average equity of 12.37% decreased from 18.33% in 2003 and 20.55% in 2002. Our efficiency ratio, which measures operating expenses as a percentage of total revenue, was 60.57% in 2004 compared to 52.97% in 2003 and 53.02% in 2002. The significant items affecting the comparability of the years' performance include $9.3 million and $1.4 million in nonrecurring merger-related expenses incurred in 2004 and 2003, respectively, and a $1.4 million gain on curtailment of pension obligation recognized in 2002. The earnings and performance ratios for 2004 reflect the impact of the merger, including the incremental earnings of CB Bancshares since the effective date of the merger, September 15, 2004, as well as the issuance of 11.9 million shares of common stock, net amortization of core deposit premium and other purchase accounting valuation adjustments, and interest expense on trust preferred securities issued to finance the acquisition. 2003's earnings improvement reflected double-digit loan growth, a decline in net interest margin, a low level of Provision, and moderate increases in other operating income and other operating expenses.

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

Table 1. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2004			2003			2002
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$18,400	1.57%	$289	$8,672	1.06%	$92	$31,022	1.61%	$499
Federal funds sold	5,989	1.50	90	3,936	1.07	42	8,393	1.66	139
Taxable investment securities (1)	604,360	4.11	24,862	446,138	3.89	17,334	375,357	5.71	21,438
Tax-exempt investment securities (1)	103,944	6.61	6,867	89,700	6.59	5,909	74,802	6.44	4,814
Loans (2)	1,986,872	6.07	120,684	1,374,251	6.47	88,922	1,285,175	7.26	93,257

Total interest earning assets	2,719,565	5.62	152,792	1,922,697	5.84	112,299	1,774,749	6.77	120,147

Nonearning assets	281,213			146,885			140,119

Total assets	$3,000,778			$2,069,582			$1,914,868

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$238,201	0.16%	$381	$165,516	0.17%	$276	$138,083	0.39%	$538
Savings and money market deposits	851,354	0.45	3,795	644,450	0.61	3,909	561,848	1.36	7,659
Time deposits under $100,000	312,809	1.52	4,765	220,974	1.78	3,940	233,250	2.61	6,095
Time deposits $100,000 and over	428,672	1.85	7,922	351,847	1.78	6,255	364,632	2.45	8,949
Short-term borrowings	36,756	2.00	735	3,880	1.11	43	10,436	1.99	208
Long-term debt	359,131	3.51	12,619	166,254	3.46	5,755	162,331	3.72	6,034

Total interest-bearing liabilities	2,226,923	1.36	30,217	1,552,921	1.30	20,178	1,470,580	2.00	29,483

Noninterest-bearing deposits	412,701			296,978			237,961
Other liabilities	58,754			34,519			44,356
Shareholders' equity	302,400			185,164			161,971

Total liabilities and shareholders' equity	3,000,778			2,069,582			1,914,868

Net interest income			$122,575			$92,121			$90,664

Net interest margin		4.51%			4.79%			5.11%

(1)
At amortized cost.

(2)
Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
			Net Change			Net Change
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$103	$94	$197	$(360)	$(47)	$(407)
Federal funds sold	22	26	48	(74)	(23)	(97)
Taxable investment securities	6,155	1,373	7,528	4,042	(8,146)	(4,104)
Tax-exempt investment securities	939	19	958	959	136	1,095
Loans	39,637	(7,875)	31,762	6,467	(10,802)	(4,335)

Total interest earning assets	46,856	(6,363)	40,493	11,034	(18,882)	(7,848)
Interest-bearing liabilities
Interest-bearing demand deposits	124	(19)	105	107	(369)	(262)
Savings and money market deposits	1,262	(1,376)	(114)	1,123	(4,873)	(3,750)
Time deposits under $100,000	1,635	(810)	825	(320)	(1,835)	(2,155)
Time deposits $100,000 and over	1,367	300	1,667	(313)	(2,381)	(2,694)
Short-term borrowings	365	327	692	(130)	(35)	(165)
Long-term debt	6,674	190	6,864	146	(425)	(279)

Total interest-bearing liabilities	11,427	(1,388)	10,039	613	(9,918)	(9,305)

Net interest income	$35,429	$(4,975)	$30,454	$10,421	$(8,964)	$1,457

        Net interest income, which is our primary source of earnings, totaled $122.6 million in 2004, an increase of $30.5 million or 33.1% over the $92.1 million recognized 2003, which increased by $1.5 million or 1.6% over the $90.7 million earned in 2002. The increases in net interest income reflected the impact of the CB Bancshares merger, as well as increases in average loan and investment securities balances, which were partially offset by declines in average yields on interest earning assets during the period. While market interest rates increased during the second half of 2004, competitive loan pricing pressure within the local market resulted in lower loan yields in 2004.

Interest Income

        Interest income of $152.8 million in 2004 increased by $40.5 million or 36.1% from $112.3 million in 2003, which decreased by $7.8 million or 6.5% to $112.3 million from $120.1 million in 2002. As depicted in Table 2, the increase in interest income is due largely to the increase in average loan and investment securities balances, offset by a decline in average loan yields. Aggressive pricing by other major banks in the Hawaii market resulted in reduced spreads on both new and existing loans. Average interest earning assets of $2.7 billion increased by $796.9 million or 41.4% due primarily to an increase in average taxable investment securities of $158.2 million or 35.5% and loans of $612.6 million or 44.6%. Average investment securities increases are attributed to the investment securities acquired in the CB Bancshares merger and several capital market leveraging strategies employed in 2004. Increases in average loans reflect the impact of loans acquired in the CB Bancshares merger, as well as organic loan growth, particularly in the commercial real estate portfolio, as supplemented by the purchase of approximately $76 million in seasoned Hawaii-based commercial real estate loans. In 2003, the net decrease in interest income compared to 2002 was the result of declining asset yields, partially offset by increased loan and investment securities volumes. Average interest earning assets of $1.92 billion in 2003 increased by $147.9 million or 8.3%, including a $89.1 million increase in average loans and a $85.7 million or 19.0% increase in average investment securities. During those periods, however, the yield on total interest earning assets decreased to 5.62% in 2004 from 5.84% in 2003 and 6.77% in 2002 in line with the decline in market interest rates. The yield on loans, the largest component of interest earning assets, declined by 40 basis points in 2004 following a 79-basis point decline in 2003. Conversely, the yield on total investment securities improved by 14 basis points in 2004 after declining by 149 basis points in 2003. As market interest rates have increased during 2004 and are expected to continue to increase in 2005, management expects that average interest earning asset yields will begin to improve in 2005.

Interest Expense

        Interest expense of $30.2 million in 2004 increased by $10.0 million or 49.8% compared to $20.2 million in 2003, which decreased by $9.3 million or 31.6% from $29.5 million in 2002. Increases in average interest-bearing liabilities in 2004 and 2003 contributed to the increase in interest expense in 2004, while a decline in average interest rates from 2002 to 2003 was the dominant factor in the decline in interest expense in that period. Average interest-bearing deposits of $1.83 billion in 2004 increased by $448.2 million or 32.4% over 2003's $1.38 billion, which increased by $85.0 million or 6.5% compared to 2002. The increase in average interest-bearing deposits is attributed to the deposits acquired in the CB Bancshares merger and growth in commercial and retail deposits generated through sales and referral campaigns. The average rate paid on those deposits decreased by 12 basis points in 2004 after a 75-basis point decline in 2003. Average long-term debt in 2004 increased by $192.9 million or 116.0% compared to 2003, contributing to a $6.9 million or 119.3% increase in related interest expense.

Net Interest Margin

        With a decline in average yield on interest earning assets and an increase in the average rate on interest-bearing liabilities, net interest margin of 4.51% declined by 28 basis points in 2004 compared to 2003. In 2003, the decline in average yields on interest earning assets exceeded the decline in average rates on interest-bearing liabilities, resulting in a 32-basis point decline in net interest margin from 5.11% in 2002 to 4.79% in 2003. We expect rates on interest-bearing liabilities to increase in 2005, although the magnitude of the rate increase will depend largely on competitive pricing within the Hawaii market.

        Based on our expectations for loan and deposit growth and the expected average yields and rates thereon, net interest margin is projected to improve slightly in 2005 to between 4.55% and 4.60%. Our ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, and the ability to fund that asset growth with relatively low-cost core deposits, will directly impact future net interest margins and net interest income.

Other Operating Income

        Table 3 sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income from fiduciary activities	$2,224	$1,793	$1,380
Service charges on deposit accounts	7,150	4,551	4,301
Other service charges and fees	7,025	5,196	4,814
Fees on foreign exchange	648	576	504
Investment securities gains (losses)	(19)	956	477
Income from life insurance	1,687	1,452	1,311
Gains on sales of loans	1,651	801	469
Gain on curtailment of pension obligation	—	—	1,395
Other	1,652	509	631

Total	$22,018	$15,834	$15,282

Total other operating income as a percentage of average assets	0.73%	0.77%	0.80%

        Total other operating income of $22.0 million in 2004 increased by $6.2 million or 39.1% over the $15.8 million earned in 2003. Increases were achieved in all major categories of other operating income in 2004 due in part to the CB Bancshares merger, as well as growth in trust business and deposit service charges. Income from fiduciary activities increased by $431,000 or 24.0% due largely to organic growth in our trust services, service charges on deposits increased by $2.6 million or 57.1% due to a combination of the increase in deposits as a result of the merger and increased volume of fee-based services, other service charges and fees increased by $1.8 million or 35.2% due mainly to the merger and gains on sales of loans increased by $850,000 or 106.1% as a result of $0.6 million in gains recognized on the bulk sale of $65 million in residential mortgages in 2004. Investment securities transactions resulted in a net loss of $19,000 recognized in 2004, compared to net gains of $956,000 recognized on a higher volume of sales in 2003.

        Total other operating income of $15.8 million in 2003 increased by $0.5 million or 3.6% over the $15.3 million earned in 2002. Income from fiduciary activities increased by $413,000 or 29.9%, service charges on deposit accounts increased by $250,000 or 5.8%, and other service charges and fees increased by $382,000 or 7.9% in 2003 compared to 2002 due primarily to successful sales of trust, deposit and investment products and services. Investment securities gains of $956,000 were recognized in 2003 compared with $477,000 in 2002 as securities were sold during the second half of 2003 to shorten the average duration of the investment portfolio. Gains on sales of loans increased by $332,000 or 70.8% as a result of increased residential mortgage origination activity experienced in 2003. A $1.4 million gain on curtailment of pension obligation was recorded in 2002.

        Total other operating income expressed as a percentage of average assets was 0.73% in 2004, 0.77% in 2003 and 0.80% in 2002. We have historically underperformed relative to our peers in the level of other operating income as a percentage of average assets, and recent initiatives have been directed to improving that performance in the coming years. Expansion of wealth management services, the introduction of new deposit products and product enhancements and a more significant mortgage banking business are expected to generate higher levels of other operating income in 2005.

Other Operating Expense

        Table 4 sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$43,252	$29,220	$29,828
Net occupancy	6,550	4,198	3,653
Equipment	3,151	2,457	2,744
Legal and other professional services	8,660	3,228	3,368
Advertising	2,885	2,972	1,300
Amortization of core deposit premium	2,581	—	—
Computer services	2,450	1,841	1,680
Communication	2,267	1,651	1,524
Other	14,335	10,011	10,926

Total	$86,131	$55,578	$55,023

Total other operating expense as a percentage of average assets	2.87%	2.69%	2.87%

        Total other operating expense of $86.1 million in 2004 increased by $30.6 million or 55.0% compared to 2003. Nonrecurring merger-related expenses of $9.3 million in 2004 and the inclusion of CB Bancshares' operating expenses beginning September 15, 2004 contributed to the increased level of operating expenses. Salaries and employee benefits of $43.3 million increased by $14.0 million or 48.0%, reflecting $4.0 million in nonrecurring merger-related severance and executive retention payments and $8.8 million due to the inclusion of CB Bancshares expenses effective September 15, 2004. Legal and other professional service fees in 2004 increased by $5.4 million or 168.3% compared to 2003 due largely to $3.0 million in nonrecurring merger integration consulting and audit fees, as well as consulting and audit fees incurred to comply with certification requirements for internal control over financial reporting. Core deposit premium amortization of $2.6 million was recognized in 2004, and increases in other major expense components such as net occupancy, equipment and computer services resulted from the inclusion of CB Bancshares operating expenses following the merger.

        Total other operating expense of $55.6 million in 2003 increased by $0.6 million or 1.0% over the $55.0 million recognized in 2002. Salaries and employee benefits declined by $608,000 or 2.0% due to a $1.4 million decrease in incentive compensation awarded in 2003, partially offset by increases in salaries related to increases in staffing in our financial services and wealth management areas. A $452,000 increase in salaries and benefits deferred as direct loan origination costs also contributed to the decrease in salaries and employee benefits expense. Net occupancy expense increased in 2003 due largely to a decline in rental income earned on bank-owned properties. Advertising expenses in 2003 increased by $1.7 million due to $0.6 million in nonrecurring merger-related expenses and $1.1 million in expenses incurred to promote our brand and highlight our 50th anniversary. Included in legal and other professional services in 2003 are $0.7 million in nonrecurring merger-related expenses. In 2002, we recorded a $1.1 million interest accrual on a state tax assessment, which is currently under appeal, in other operating expense.

        Total other operating expense expressed as a percentage of average assets was 2.87% in 2004, 2.69% in 2003 and 2.87% in 2002. A key measure of operating efficiency tracked by management is the efficiency ratio, which measures operating expense as a percentage of total revenue (net interest income and other operating income, excluding investment securities gains and losses). Our efficiency ratio in 2004 was 60.57%, compared to 52.97% in 2003 and 53.02% in 2002. Nonrecurring merger-related expenses incurred in 2004 of $9.3 million contributed 0.31% to the operating expense to average assets ratio and 6.57% to the efficiency ratio. We believe our ratios will improve in the near future as we realize cost synergies expected from the merger. We have estimated cost synergies of $13 million in 2005 and $19 million in 2006, which will be partially offset by merger integration costs expected to be incurred in the first three quarters of 2005. We have targeted achieving an efficiency ratio of 50%, a level that compares favorably with high-performing commercial banks in our asset-size peer group, following the complete integration of operations.

Income Taxes

        Income tax expense totaled $16.6 million in 2004, $15.7 million in 2003 and $15.0 million in 2002. The effective tax rate was 30.7% in 2004, 31.6% in 2003 and 31.0% in 2002. We recorded net reductions in taxes of $1.6 million in 2004 and $1.4 million in both 2003 and 2002 attributable to high-technology state tax credits. The state's high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.

Financial Condition

        Total assets of $4.65 billion at December 31, 2004 represented an increase of $2.48 billion or 114.3% over the $2.17 billion at year-end 2003. Loans totaled $3.10 billion at year-end 2004, an increase of $1.66 billion or 114.8% over 2003. Total deposits of $3.33 billion represented an increase of $1.57 billion or 89.8% over the $1.75 billion held at year-end 2003. Shareholders' equity of $567.9 million represented an increase of $373.3 million or 191.8%. The merger, which was accounted for using the purchase method, added $2.06 billion in assets, $1.40 billion in loans, $1.38 billion in deposits and $345.6 million in shareholders' equity as of September 15, 2004, the effective date of the merger. The accounting for the merger is discussed in Note 2 to the Consolidated Financial Statements.

Loan Portfolio

        Total loans of $3.10 billion at December 31, 2004 represented an increase of $1.66 billion or 114.8% over the $1.44 billion held at year-end 2003, which increased by $153.3 million or 11.9% over the $1.29 billion held at year-end 2002. Of the increase in 2004, $1.40 billion can be attributed to the CB Bancshares merger, with $260.2 million in net loan growth excluding the merger. We focus our lending activities on commercial, commercial mortgage and construction loans to small and middle-market companies, business professionals and real estate developers. In 2003, we also experienced a significant increase in residential mortgage lending due to refinancing activity and increased residential sales throughout the State of Hawaii. Our strategy for generating new loans relies upon teams of highly qualified and motivated commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development. We have established five loan production offices in California and Washington staffed by experienced lenders with established client relationships in their respective markets. The expansion of lending activities in these markets augments our lending activities in Hawaii to supplement our growth opportunities and improve the diversification of our loan portfolio.

        To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower's financial condition, repayment source, collateral, and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

        Table 5 sets forth information regarding outstanding loans by category as of the dates indicated.

Table 5. Loans by Categories

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial, financial and agricultural	$554,021	$283,560	$262,771	$233,629	$233,482
Real estate
Construction	361,340	140,505	117,879	131,631	72,078
Mortgage—residential	710,855	391,367	312,560	347,237	382,360
—commercial	1,239,242	558,974	540,111	504,346	558,586
Consumer	198,573	68,748	56,571	50,106	43,639
Leases	35,799	—	—	—	—

Total loans	3,099,830	1,443,154	1,289,892	1,266,949	1,290,145
Allowance for loan and lease losses	50,703	24,774	24,197	24,564	22,612

Net loans	$3,049,127	$1,418,380	$1,265,695	$1,242,385	$1,267,533

        Commercial, Financial and Agricultural.    Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the State of Hawaii. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

        Commercial loans increased by $270.5 million or 95.4% to $554.0 million at year-end 2004 following a $20.8 million increase in 2003. In addition to the impact of the CB Bancshares merger, the increases in commercial loans resulted from a greater focus placed on developing banking relationships with small and middle-market companies. Teams of lending and sales personnel focus on marketing loans, deposits and other bank services to existing commercial clients. We have also been successful in hiring experienced personnel with established networks of business contacts to support commercial sales efforts. Sustained long-term growth in this loan category will be dependent upon local economic conditions, interest rate levels, competitive market conditions and other external factors.

        Real Estate—Construction.    Construction loans offered include both residential and commercial development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required. A construction loan poses higher credit risks than typical secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project. Careful consideration of the ability and reputation of the developer and close monitoring of a project during the construction phase by construction lending specialists is required to mitigate the higher level of risk in construction lending.

        Construction loans of $361.3 million at year-end 2004 increased by $220.8 million or 157.2% over the $140.5 million held at year-end 2003, which increased by $22.6 million compared to year-end 2002. The increase in loan volume is attributable to increased development activity in Hawaii, as well as the impact of the CB Bancshares merger in 2004. In addition, construction loans tend to be larger in amount and shorter in term than commercial or mortgage loans; thus a higher level of volatility in balances from year to year is expected.

        Real Estate—Mortgage.    Table 6 sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 6. Mortgage Loan Portfolio Composition

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$590,851	30.3%	$295,525	31.1%	$221,283	26.0%	$246,075	28.9%	$348,032	37.0%
5 or more units	120,004	6.2	95,842	10.1	91,277	10.7	101,162	11.9	34,328	3.6
Commercial, industrial and other	1,239,242	63.5	558,974	58.8	540,111	63.3	504,346	59.2	558,586	59.4

Total	$1,950,097	100.0%	$950,341	100.0%	$852,671	100.0%	$851,583	100.0%	$940,946	100.0%

        Real Estate—Mortgage—Residential.    Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $200,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past two years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards and diligent monitoring and handling of problems that may arise.

        Residential mortgage loan origination volume declined slightly in 2004 following heavy refinancing activity in 2003. Outstanding balances of $710.9 million at year-end 2004 increased by $319.5 million or 81.6% over the $391.4 million held at year-end 2003, which increased by $78.8 million or 25.2% over year-end 2002 balances. Substantially all fixed-rate mortgages are sold in the secondary market. Mortgage loans held for sale at December 31, 2004 totaled $17.7 million, an increase of $11.1 million or 166.3% over the December 31, 2003 balance of $6.7 million, due primarily to the CB Bancshares merger. With the increase in market interest rates in 2004 and expected increases in 2005, management expects that general residential mortgage origination activity in 2005 will be lower than the levels experienced in 2004, although the stronger presence in the mortgage banking business of the former CB Bancshares should negate the impact of any slowdown.

        Real Estate—Mortgage—Commercial.    Real estate mortgage loans secured by commercial properties represented 63.5% of the total real estate loan portfolio at year-end 2004. Our policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk, which is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, we have dedicated experienced commercial mortgage lenders to underwrite and service commercial mortgage loans.

Further, substantially all loan originations in our California and Washington loan production offices are commercial mortgages, representing approximately 25% of the commercial mortgage portfolio at year-end 2004. While improving the geographic diversification of our loan portfolio and providing greater opportunities for growth, mainland lending exposes us to new risks, including the risk of economic downturn in those markets, and a reliance on a relatively small staff positioned in those markets. To manage these risks, key executive officers with significant experience in the California and Washington markets actively monitor and manage our mainland lending activities.

        As of December 31, 2004, commercial mortgage loans totaled $1.24 billion, an increase of $680.3 million or 121.7% compared to the $559.0 million held at year-end 2003, which increased by $18.9 million over the $540.1 million held at year-end 2002. The increase in 2004 is largely attributable to the impact of the merger.

        Consumer Loans.    Table 7 sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 7. Consumer Loan Portfolio Composition

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$146,101	73.6%	$32,773	47.7%	$23,565	41.7%	$23,765	47.4%	$22,852	52.4%
Credit cards and other revolving credit plans	35,245	17.7	25,769	37.5	23,939	42.3	17,415	34.8	12,010	27.5
Other	17,227	8.7	10,206	14.8	9,067	16.0	8,926	17.8	8,777	20.1

Total	$198,573	100.0%	$68,748	100.0%	$56,571	100.0%	$50,106	100.0%	$43,639	100.0%

        For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this category are either unsecured or secured by personal assets such as automobiles. The average loan size is generally small, and risk is diversified among many borrowers. We utilize credit-scoring systems for most of our consumer loans, which offer the ability to modify credit exposure based on our risk tolerance and loss experience.

        Consumer loans at December 31, 2004 totaled $198.6 million, increasing by $129.8 million or 188.8% in 2004, from $68.7 million at year-end 2003, which increased by $12.2 million or 21.5% over the $56.6 million at year-end 2002. Automobile loans, which represented 73.6% of consumer loans outstanding, increased by $113.3 million or 345.8% in 2004 to $146.1 million, due primarily to the CB Bancshares merger. Substantially all automobile loans were indirect dealer loans. At December 31, 2004, revolving credit plans, primarily lines of credit to individuals, totaled $35.2 million. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. As such, we do not anticipate much growth in consumer lending in the future.

Concentrations of Credit Risk

        As of December 31, 2004, approximately one-third of loans outstanding were made to companies in the real estate industry, including real estate investors, developers and rental and leasing companies. Most of these loans are included in the construction and commercial mortgage categories, and to a lesser extent in residential mortgage and commercial loans. There were no other concentrations of loans in any industry classified under the North American Industrial Classification System, NAICS, that exceeded 10% of total loans. Loans made to individuals, predominantly residential mortgage and consumer loans, are excluded from the NAICS. The real estate market tends to closely follow broader economic trends, and during periods of economic strength, as we are currently experiencing, the real estate market and the real estate industry typically perform well. However, market interest rates and other economic conditions can have a significant and immediate impact on the real estate industry. Accordingly, the concentration of lending in the real estate industry creates the risk of adverse portfolio performance, namely delinquencies and loan charge-offs, should the real estate market suffer a downturn.

        Substantially all of our loans are made to companies and individuals with headquarters in or residing in the states of Hawaii, California and Washington. In a few instances, we have also made loans to foreign companies, the majority of which have operations in the State of Hawaii. The concentration of lending activities within the state of Hawaii is consistent with our focus of being a Hawaii-based bank. Lending activities outside the state of Hawaii help to diversify risk and provide for supplemental growth opportunities.

        To ensure that risks associated with industry concentration or geographic concentration are properly managed, we employ highly qualified lenders with established client relationships, similar lending philosophies and demonstrated expertise in their respective markets. We did not have any foreign credit exposure as of December 31, 2004 that exceeded 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

        Table 8 sets forth the maturity distribution of the loan portfolio at December 31, 2004. Table 9 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans. The proportion of loans maturing within one year decreased to 45.2% at year-end 2004, compared to 55.6% at year-end 2003. The proportion of loans maturing in one through five years and over five years increased to 37.6% and 17.2%, respectively, at year-end 2004, compared to 32.7% and 11.7%, respectively, at year-end 2003. Within the one through five years and over five years categories, the proportion of fixed-rate loans increased to 45.8% in 2004 from 23.8% in 2003. The shift reflects a combination of our increased focus on commercial real estate lending, which generally entails longer maturities than commercial lending, and the propensity of borrowers to lock in interest rates in anticipation of a rising interest rate environment in the future.

Table 8. Maturity Distribution of Commercial and Construction Loans

	Maturing
	One year or less	Over one through five years	Over five years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$223,783	$200,234	$130,004	$554,021
Real estate—construction	189,854	143,823	27,663	361,340

Total	$413,637	$344,057	$157,667	$915,361

Table 9. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through five years	Over five years	Total
	(Dollars in thousands)
With fixed interest rates	$167,415	$62,392	$229,807
With variable interest rates	176,642	95,276	271,918

Total	$344,057	$157,668	$501,725

Provision and Allowance for Loan and Lease Losses

        As described above in "—Critical Accounting Policies and Use of Estimates," the Provision is determined by management's ongoing evaluation of the loan portfolio and their assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve. The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based upon migration analysis (i.e., movements between loan grades) and risks inherent in loan concentrations in specific industries or categories. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends and economic conditions. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation model.

        The Provision was $2.1 million in 2004, $0.7 million in 2003 and $1.0 million in 2002. The increase in the Provision in 2004 corresponds to the increase in net charge-offs during the period. Net loan charge-offs of $1.2 million in 2004 increased from $0.1 million in 2003 and $0.5 million in 2002. When expressed as a percentage of average loans, net charge-offs were 0.06% in 2004, 0.01% in 2003 and 0.04% in 2002. Charge-offs in 2004 totaled $2.9 million and included $0.5 million in commercial loans, $0.2 million in residential mortgage loans and $2.2 million in consumer loans. Recoveries of $1.8 million in 2004 included $0.7 million in commercial loans and $0.7 million in consumer loans. In 2003, we recovered $1.0 million on a commercial mortgage loan, which positively impacted 2003's net charge-off results.

        The Allowance when expressed as a percentage of loans was 1.64% at year-end 2004, compared to 1.72% at year-end 2003 and 1.88% at year-end 2002. The decline in the level of the Allowance during this period reflects the relatively low level of nonperforming loans, loan delinquencies and loan losses experienced in the last three years. Confidence in the strength of the local and national economies and the absence of significant adverse conditions also support the level of optimism reflected in the Allowance. However, general economic conditions do not affect all borrowers in the same way or to the same extent, and there remains the risk that certain borrowers or certain sectors of the economy could experience problems resulting in increased delinquencies and charge-offs. Also, the local and national economies remain susceptible to global, national and local events which could adversely affect borrowers' ability to repay their loans, collateral values, the level of nonperforming loans, net charge-offs, Provision and net income in the future.

        Table 10 sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 10. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average amount of loans outstanding	$1,986,872	$1,374,251	$1,285,175	$1,270,450	$1,223,648

Allowance for loan and lease losses:
Balance at beginning of year	$24,774	$24,197	$24,564	$22,612	$20,768
Charge-offs:
Commercial, financial and agricultural	467	460	159	231	375
Real estate—construction	—	—	426	—	—
Real estate—mortgage—residential	225	15	110	685	913
Real estate—mortgage—commercial	—	882	120	1,227	1,905
Consumer	2,239	487	466	386	399

Total	2,931	1,844	1,281	2,529	3,592
Recoveries:
Commercial, financial and agricultural	661	256	118	386	123
Real estate—construction	—	159	—	—	—
Real estate—mortgage—residential	346	118	95	722	101
Real estate—mortgage—commercial	39	1,075	503	267	518
Consumer	708	113	100	106	194

Total	1,754	1,721	816	1,481	936

Net loans charged off	1,177	123	465	1,048	2,656

Provision charged to operations	2,083	700	1,000	3,000	4,500
Allowance acquired in merger	25,023	—	—	—	—
Reclassification of allowance for credit losses on off-balance sheet credit exposures	—	—	(902)	—	—

Balance at end of year	$50,703	$24,774	$24,197	$24,564	$22,612

Ratios:
Allowance for loan and lease losses to loans outstanding at end of year	1.64%	1.72%	1.88%	1.94%	1.75%
Net loans charged off during year to average loans outstanding during year	0.06%	0.01%	0.04%	0.08%	0.22%

        Table 11 sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on loans with risk classifications of "substandard" or "doubtful" and unspecified allocations to each loan category based on management's risk assessment and estimated loss rate. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

Table 11. Allocation of Allowance for Loan Losses

	December 31,
	2004		2003		2002		2001		2000
	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans	Allowance for loan and lease losses	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$17,400	17.9%	$5,200	19.7%	$5,200	20.4%	$5,300	18.4%	$4,200	18.1%
Real estate—construction	3,400	11.7	1,700	9.8	1,500	9.1	1,700	10.4	700	5.6
Real estate—mortgage—residential	2,100	22.9	1,400	27.1	1,000	24.2	1,200	27.4	2,800	29.6
Real estate—mortgage—commercial	15,200	39.9	13,900	38.6	12,100	41.9	12,600	39.8	8,900	43.3
Consumer	3,500	7.6	500	4.8	300	4.4	300	4.0	300	3.4
Unallocated	9,103	N/A	2,074	N/A	4,097	N/A	3,464	N/A	5,712	N/A

Total	$50,703	100.0%	$24,774	100.0%	$24,197	100.0%	$24,564	100.0%	$22,612	100.0%

        In general, the change in the amount of Allowance allocated to each loan category reflects the increase in loan balances within that category and is consistent with the trend in recent loss experience. The methodology applied in determining the level of Allowance and the allocation among categories in 2004 was consistent with that applied in 2003, although estimated loss rates were changed based on the averaging of historical loss experience and our assessment of inherent risks based on a consideration of the multitude of conditions and circumstances that affect the overall quality of the loan portfolio.

        Allowance allocated to commercial loans at year-end 2004 totaled $17.4 million or 3.14% of total commercial loans, compared to $5.2 million or 1.83% of total commercial loans at year-end 2003. The increase in the allocated Allowance reflects the increase in balances during the period, particularly the increase in nonperforming loans, CB Bancshares' higher historical loss experience, and a higher proportion of cash-flow lending and unsecured lines of credit within the commercial loan portfolio.

        Allowance allocated to construction loans totaled $3.4 million, or 0.94% of construction loans outstanding at year-end 2004, compared to $1.7 million or 1.20% of construction loans at year-end 2003. The increase in the amount of Allowance allocated to construction loans is consistent with the increase in loan volumes, and the decrease in the reserve ratio reflects the decrease in nonperforming construction loans.

        The allocated Allowance for residential mortgage loans was $2.1 million or 0.30% of related loans at year-end 2004, compared to $1.4 million or 0.36% at year-end 2003. The increase in the allocated Allowance reflects the increase in balances during the period. The lower ratio of Allowance to loans reflects the net loan recoveries experienced in 2004 and 2003 and the strength of the Hawaii residential real estate market.

        Commercial mortgage loans were allocated an Allowance of $15.2 million or 1.23% of loans at year-end 2004, compared to $13.9 million or 2.49% of loans at year-end 2003. The decrease in the reserve ratio reflects net loan recoveries in each of the last three years, no loan charge-offs during the current year, and a general improvement in the commercial real estate market. While the level of nonperforming commercial mortgage loans increased during the year, we believe these loans are well secured with minimal loss exposure.

        The allocated Allowance for consumer loans at year-end 2004 was $3.5 million or 1.76% of related loans, increasing from $0.5 million or 0.73% of consumer loans at year-end 2003. The increase in allocated Allowance is consistent with the increase in loan balances during the period and the increasing trend in loan losses during the past several years.

        The increase in the unallocated Allowance reflects a higher degree of caution due to a number of factors including a lack of historical loss experience in our new lending markets, a level of uncertainty in the sustainability of the current economic strength and the use of estimates and assumptions including unemployment statistics, economic forecasts, the quality of lending management and staff, credit quality trends and external competitive issues.

Nonperforming Assets

        Table 12 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 12. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans
Real estate
Mortgage—commercial	$4,922	$1,580	$—	$1,471	$5,913
Mortgage—residential	1,529	—	—	585	2,069
Construction	126	1,500	311	—	—
Commercial, financial and agricultural	3,713	517	128	363	542
Consumer	—	—	—	2	—

Total nonaccrual loans	10,290	3,597	439	2,421	8,524
Other real estate	580	—	1,903	812	1,792

Total nonperforming assets	10,870	3,597	2,342	3,233	10,316

Accruing loans delinquent for 90 days or more
Real estate
Mortgage—commercial	—	29	—	163	—
Mortgage—residential	49	541	85	133	653
Commercial, financial and agricultural	23	80	87	122	850
Consumer	321	19	17	25	24

Total accruing loans delinquent for 90 days or more	393	669	189	443	1,527

Restructured loans still accruing interest
Real estate
Mortgage—commercial	428	—	—	—	466
Commercial, financial and agricultural	273	—	—	—	—

Total restructured loans still accruing interest	701	—	—	—	466

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$11,964	$4,266	$2,531	$3,676	$12,309

Total nonperforming assets as a percentage of loans and other real estate	0.35%	0.25%	0.18%	0.25%	0.80%
Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and other real estate	0.36%	0.29%	0.19%	0.29%	0.92%
Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.38%	0.29%	0.19%	0.29%	0.95%

        Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest increased to $12.0 million at year-end 2004, compared to $4.3 million at year-end 2003. Nonaccrual commercial mortgage loans at December 31, 2004 included two loans totaling $3.6 million to a borrower secured by a fee simple office building in downtown Honolulu and a loan totaling $1.3 million secured by a leasehold interest on a commercial slaughterhouse on Oahu. Negotiations on the sale of the office building are in progress for an amount adequate to cover the outstanding loan balance. The slaughterhouse loan is partially secured by a U.S. Department of

Agriculture guarantee. There was one nonaccrual commercial mortgage loan at December 31, 2003 secured by an industrial building on the island of Maui. This loan is in the process of foreclosure. Nonaccrual residential mortgage loans at year-end 2004 were comprised of a number of loans, the largest being approximately $300,000, that are in various stages of collection, workout or foreclosure. Commercial loans on nonaccrual status at year-end 2004 included both secured and unsecured loans, the largest being a $900,000 loan partially guaranteed by the Small Business Administration. We believe our loss exposure on these loans has been adequately provided for in our Allowance as of December 31, 2004.

        Other real estate at December 31, 2004 totaled $580,000, representing a vacant commercial lot on the island of Maui. This property is currently in escrow for an amount exceeding its carrying value. There was no other real estate at December 31, 2003.

        Accruing loans delinquent for 90 days or more at year-end 2004 totaled $0.4 million, decreasing from $0.7 million at year-end 2003. Substantially all such loans are small consumer loans in various stages of collection. Restructured loans still accruing interest at December 31, 2004 represented multiple loans to a single borrower. All loans were current as of December 31, 2004 based on their revised terms, and we are closely monitoring the borrower's financial situation. There were no restructured loans still accruing interest as of December 31, 2003. Aggressive monitoring and collection efforts have resulted in our ability to maintain the relatively low level of nonperforming asset and delinquent loan balances. Accounting policies related to nonperforming assets are discussed in Note 1 to the Consolidated Financial Statements.

Investment Portfolio

        Table 13 sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 13. Distribution of Investment Securities

	December 31,
	2004		2003		2002
	Held to maturity (at amortized cost)	Available for sale (at fair value)	Held to maturity (at amortized cost)	Available for sale (at fair value)	Held to maturity (at amortized cost)	Available for sale (at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$43,118	$110,886	$—	$92,926	$—	$85,554
U.S. government agency mortgage-backed securities	27,635	504,083	10,250	337,840	22,625	294,134
States and political subdivisions	20,396	111,970	24,066	68,531	33,695	50,577
Federal Home Loan Bank of Seattle securities	—	48,600	—	14,172	—	13,412
Privately-issued mortgage-backed securities	—	369	—	655	—	10,522
Other	10,188	22,176	—	6,517	—	30,405

Total	$101,337	$798,084	$34,316	$520,641	$56,320	$484,604

        Investment securities totaled $899.4 million at December 31, 2004, increasing by $344.5 million or 62.1% over the $555.0 million held at December 31, 2003, which increased by $14.0 million or 2.6% over the year-end 2002 balance of $540.9 million. Investment securities acquired in connection with the merger totaled $324.9 million.

        In 2004, the asset allocation within the investment portfolio continued to emphasize investments in U.S. government agency-sponsored mortgage-backed securities and municipal bonds for their relatively higher yields.

Maturity Distribution of Investment Portfolio

        Table 14 sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2004. During 2004, the weighted average yield of the investment portfolio declined by 16 basis points to 4.18%. This decrease was attributed to the decline in market interest rates that resulted in accelerated prepayments, accelerated premium amortization and lower reinvestment yields. Management believes the investment portfolio yield will remain above 4.00% in 2005.

Table 14. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying value	Weighted average yield(1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$—	—
After one but within five years	43,118	2.447%
After five but within ten years	—	—
After ten years	—	—

Total U.S. Treasury and other U.S. Government agencies	43,118	2.447%

U.S. Government agency mortgage-backed securities:
Within one year	—	—
After one but within five years	5,251	6.014%
After five but within ten years	21,711	4.029%
After ten years	673	6.378%

Total U.S. Government agency mortgage-backed securities	27,635	4.472%

States and political subdivisions:
Within one year	1,601	4.789%
After one but within five years	12,263	4.372%
After five but within ten years	6,532	6.705%
After ten years	—	—

Total States and political subdivisions	20,396	5.512%

Other:
Within one year	—	—
After one but within five years	10,188	4.131%
After five but within ten years	—	—
After ten years	—	—

Total Other	10,188	4.131%

Total held-to-maturity portfolio	$101,337	3.713%

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$15,118	7.099%
After one but within five years	95,768	3.624%
After five but within ten years	—	—
After ten years	—	—

Total U.S. Treasury and other U.S. Government agencies	110,886	4.100%

U.S. Government agency mortgage-backed securities
Within one year	4	9.000%
After one but within five years	18,183	6.866%
After five but within ten years	140,652	4.069%
After ten years	345,244	4.315%

Total U.S. Government agency mortgage-backed securities	504,083	4.336%

States and political subdivisions:
Within one year	—	—
After one but within five years	13,427	5.958%
After five but within ten years	42,810	5.604%
After ten years	55,733	5.172%

Total States and political subdivisions	111,970	5.433%

Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	54,215	0.456%
After ten years	16,930	6.523%

Total Other	71,145	1.892%

Total available-for-sale portfolio	$798,084	4.240%

Total investment securities	$899,421	4.180%

(1)
Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

Deposits

        Our ability to raise low-cost funds is a principal contributor to our profitability, and the primary source of funding is deposits in the State of Hawaii. In this competitive market, we strive to distinguish ourselves by providing quality customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. Time deposits, primarily in amounts of $100,000 and greater, are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

        At December 31, 2004, deposits totaled $3.33 billion, an increase of $1.57 billion or 89.8% over the year-end 2003 balance of $1.75 billion, which increased by $112.2 million or 6.8% over the $1.64 billion held at year-end 2002. Exclusive of the deposits acquired through the CB Bancshares merger of $1.38 billion, deposits increased by $198.6 million or 11.3% in 2004. Noninterest-bearing demand deposits of $594.4 million increased by $256.4 million or 75.9% in 2004, reflecting deposits acquired through the CB Bancshares merger of $247.2 million, following an increase of $32.7 million or 10.7% in 2003. Interest-bearing deposits of $2.73 billion at year-end 2004 increased by $1.32 billion or 93.1% compared to year-end 2003, including $1.13 billion acquired through the CB Bancshares merger. We experienced growth in our interest-paying checking accounts, our flagship Exceptional Money Market Savings Account and business savings accounts. Time deposits also increased, reversing a two-year decline, due to generally higher interest rates and merger-related promotions. During the fourth quarter of 2004, following the merger, deposits at City Bank declined by approximately $68 million, with 70% of the runoff coming from time deposits, and more than 45% from time deposits of $100,000 or more, as a result of changes in pricing strategies implemented in conjunction with the merger. The runoff was in line with our expectations and is not expected to adversely impact the amount or amortization of core deposit premiums. As a result of these changes, the ratio of core deposits to total deposits increased to 84.0% at December 31, 2004, compared to 80.9% at December 31, 2003 and 78.0% at year-end 2002. We expect to increase deposits in 2005, with a continued focus on core deposits, through competitive pricing, the introduction of new products and cross-selling of our broader customer base.

        Table 15 sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rates paid on all categories of deposits declined during each of the last two years. Increases in market interest rates during the second half of 2004, which are expected to continue throughout 2005, are expected to increase core deposit rates, particularly savings, money market and time deposits in 2005.

Table 15. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2004		2003		2002
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$412,701	—%	$296,978	—%	$237,961	—%
Interest-bearing demand deposits	238,201	0.16	165,516	0.17	138,083	0.39
Savings and money market deposits	851,354	0.45	644,450	0.61	561,848	1.36
Time deposits	741,481	1.71	572,821	1.78	597,882	2.52

Total	$2,243,737	0.75%	$1,679,765	0.86%	$1,535,774	1.51%

        Table 16 sets for the remaining maturities of time deposits of $100,000 and over. With $488.1 million in large time deposits maturing within the next twelve months, approximately 80% of the total, and assuming interest rates continue to rise during the coming year, the rates paid on these deposits should continue to increase accordingly.

Table 16. Remaining Maturities of Large Certificates of Deposits

(Dollars in thousands)	December 31, 2004
Three months or less	$269,703
Over three through six months	110,076
Over six through twelve months	108,277
Over twelve months	121,997

Total	$610,053

Contractual Obligations

        Table 17 sets forth contractual obligations as of December 31, 2004. Deposit liabilities are excluded from this presentation.

Table 17. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-Term Borrowings	$88,900	$—	$—	$—	$88,900
Long-Term Debt	28,233	203,252	108,196	247,699	587,380
Minority Interest	—	—	—	12,782	12,782
Pension Plan Obligations	2,264	4,510	4,431	24,948	36,153
Operating Leases	7,676	14,087	9,871	19,059	50,693
Purchase Obligations	4,170	5,100	4,325	2,867	16,462

Total	$131,243	$226,949	$126,823	$307,355	$792,370

        Components of short-term borrowings and long-term debt are discussed in Notes 10 and 11, respectively, to the Consolidated Financial Statements. Operating leases represent leases on bank premises as discussed in Note 17 to the Consolidated Financial Statements. Minority interest represents preferred stock issued to third parties by our subsidiaries, CPBREI and CPI. Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan liabilities include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 15 to the Consolidated Financial Statements.

Capital Resources

        Shareholders' equity totaled $567.9 million at December 31, 2004, an increase of $373.3 million or 191.8% over year-end 2003, which increased by $21.2 million or 12.2% over year-end 2002. When expressed as a percentage of total assets, shareholders' equity increased to 12.21% at December 31, 2004 from 8.97% at December 31, 2003 and 8.55% at December 31, 2002. Book value per share was $20.17, $12.11 and $10.86 at year-end 2004, 2003 and 2002, respectively. The increases in 2004 reflect the impact of the issuance of common stock in connection with the CB Bancshares merger, while the increases in 2003 and 2002 were largely a function of the level of earnings in excess of dividends declared. The tangible equity ratio and tangible book value per share, which excludes the impact of intangible assets totaling $333.9 million, was 5.42% and $8.31, respectively, at year-end 2004.

        Dividends declared in 2004 totaled $0.64 per share or $12.2 million, compared to $0.64 per share or $10.3 million in 2003 and $0.40 per share or $6.4 million in 2002. The dividend payout ratio (dividends declared per share divided by basic earnings per share) was 33.68%, 30.19% and 19.14% for those periods, respectively. We paid $1.9 million more in dividends in 2004, while leaving the per share dividend unchanged from 2003, as a result of the increase in the number of shares outstanding. We expect to maintain a dividend payout ratio and dividend yield that is competitive with our peers.

        Our objective is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and to ensure that regulatory guidelines and industry standards are met. For a discussion regarding the Federal Reserve Board and FDIC regulations relating to capital adequacy, see "Business—Supervision and Regulation—Capital Standards" in Part I, Item 1 of this Annual Report on Form 10-K. Our capital ratios, including those of our subsidiary banks, as of December 31, 2004 and

2003 are discussed in Note 26 to the Consolidated Financial Statements. Capital levels at December 31, 2004 exceeded all minimum regulatory requirements.

        The increase in Tier 1 and total risk-based capital reflects the issuance of an additional $50.0 million of trust preferred securities during 2004 and the net impact of the merger. In March 2003, CPB Capital Trust I issued $15.0 million in floating-rate securities. In October 2003, CPB Capital Trust II and CPB Statutory Trust III each issued $20.0 million in floating-rate securities. In September 2004, CPB Capital Trust IV issued $30.0 million in floating rate securities. In December 2004, CPB Statutory Trust V issued $20.0 million in floating-rate securities. All five trusts are wholly owned subsidiaries of our holding company. The securities are reported as long-term debt on the balance sheet, and terms of the securities issued are described in greater detail in Note 11 to the Consolidated Financial Statements. The Federal Reserve Board has determined that certain cumulative preferred securities, such as the securities described above, qualify as minority interest, and may be included in Tier 1 capital, up to certain limits.

        On December 31, 2002, our common stock was listed on the NYSE under the ticker symbol "CPF". The change in trading to the NYSE from the Nasdaq National Market was intended to increase the liquidity and visibility of our stock, while also reducing daily price volatility. On November 8, 2002, we effected a 2-for-1 split of our common stock in the form of a 100% stock dividend.

        In 2002, our board of directors authorized the repurchase and retirement of up to $10 million of our common stock. This seventh stock repurchase program brings total stock repurchases authorized since inception of the program in 1998 to $77 million. There were no stock repurchases during the years ended December 31, 2004 and 2003 primarily due to restrictions imposed as a result of the proposed CB Bancshares merger. During 2002, 142,400 shares were repurchased for a total consideration of $2.6 million at an average price of $18.22 per share. Since 1998, we have repurchased 5,748,814 shares, approximately 27% of the 21.2 million shares outstanding as of the commencement of the stock repurchase program. Total consideration paid on these repurchases was $67.3 million at an average price of $11.71 per share. As of December 31, 2004, the remaining amount of repurchases authorized was $9.7 million. As a general strategy, management expects to maintain an ongoing stock repurchase program to enhance shareholder value while still supporting future asset growth and maintaining regulatory capital ratios at the well-capitalized level.

Asset/Liability Management and Interest Rate Risk

        Our earnings and capital are sensitive to risk of interest rate fluctuations. Interest rate risk arises when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. In the normal course of business, we are subjected to interest rate risk through the activities of making loans and taking deposits, as well as from our investment securities portfolio and other interest-bearing funding sources. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives.

        Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. Our Asset/Liability Management Committee, or ALCO, monitors interest rate risk through the use of gap, income simulation and rate shock analyses. This process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

        Interest rate risk can be analyzed by monitoring an institution's interest rate sensitivity gap and changes in the gap over time. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within a specified time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities.

        Table 18 sets forth information regarding our interest rate sensitivity gap at December 31, 2004. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 18. Rate Sensitivity of Assets, Liabilities and Shareholders' Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Nonrate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$52,978	$—	$—	$—	$—	$—	$52,978
Federal funds sold	25,600	—	—	—	—	—	25,600
Investment securities	87,481	84,897	128,844	229,078	369,328	(207)	899,421
Loans held for sale	—	—	—	—	17,736	—	17,736
Loans	1,300,143	191,737	273,336	754,295	569,462	10,857	3,099,830
Other assets		—	—	—	—	556,337	556,337

Total assets	1,466,202	276,634	402,180	983,373	956,526	566,987	4,651,902

Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$—	$594,401	$594,401
Interest-bearing deposits	1,958,718	196,373	267,711	277,907	31,916	—	2,732,625
Short-term borrowings	82,900	5,000	1,000	—	—	—	88,900
Long-term debt	164,315	884	26,223	193,214	202,744	—	587,380
Other liabilities	—	—	—	—	—	80,734	80,734
Shareholders' equity	—	—	—	—	—	567,862	567,862

Total liabilities and shareholders' equity	2,205,933	202,257	294,934	471,121	234,660	1,242,997	4,651,902

Interest rate sensitivity gap	$(739,731)	$74,377	$107,246	$512,252	$721,866	$(676,010)	$—

Cumulative interest rate sensitivity gap	$(739,731)	$(665,354)	$(558,108)	$(45,856)	$676,010	$—	$—

        ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rate on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2004, over a one-year horizon, assuming no balance sheet growth and given both a 200-basis point, or bp, upward and 100bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	3.5%
-100bp	(2.2%	)

        The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including: the magnitude and timing of interest rate changes, prepayments on loans and investment securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cashflows, and others. While the foregoing assumptions are inherently uncertain, we believe these assumptions are reasonable.

        Table 19 presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. See Note 23 to the Consolidated Financial Statements for a discussion of the calculation of fair values.

Table 19. Interest Rate Sensitivity

	Expected Maturity Within
								Total Fair Value
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$52,978	$—	$—	$—	$—	$—	$52,978	$52,978
Weighted average interest rates	2.01%						2.01%
Federal funds sold	$25,600	$—	$—	$—	$—	$—	$25,600	$25,600
Weighted average interest rates	2.18%						2.18%
Fixed rate investments	$296,651	$117,233	$107,538	$116,278	$51,597	$139,276	$828,573	$829,056
Weighted average interest rates	4.08%	4.09%	3.78%	3.96%	4.82%	4.50%	4.14%
Variable rate investments	$2,641	$2,542	$2,603	$2,511	$2,504	$9,042	$21,843	$21,892
Weighted average interest rates	3.96%	4.02%	4.09%	4.18%	4.51%	4.23%	4.18%
Equity investments	$49,005	$—	$—	$—	$—	$—	$49,005	$49,005
Weighted average interest rates	3.47%						3.47%
Fixed rate loans	$272,509	$180,190	$104,704	$122,539	$99,206	$144,772	$923,920	$924,707
Weighted average interest rates	6.76%	7.06%	7.30%	6.69%	6.23%	6.13%	6.71%
Variable rate loans	$693,973	$329,899	$240,362	$136,121	$175,628	$617,663	$2,193,646	$2,134,117
Weighted average interest rates	5.77%	6.61%	6.69%	6.44%	6.82%	6.69%	6.38%
Total—December 31, 2004	$1,393,357	$629,864	$455,207	$377,449	$328,935	$910,753	$4,095,565	$4,037,355
Total—December 31, 2003	$733,464	$330,176	$153,876	$141,775	$99,537	$553,088	$2,011,916	$2,029,399
Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,589,756	$—	$—	$—	$—	$—	$1,589,756	$1,589,756
Weighted average interest rates	1.19%						1.19%
Time deposits	$833,046	$182,946	$94,960	$20,056	$10,733	$1,128	$1,142,869	$1,143,142
Weighted average interest rates	1.69%	2.35%	3.30%	2.83%	2.83%	5.60%	1.96%
Short-term borrowings	$88,900	$—	$—	$—	$—	$—	$88,900	$88,857
Weighted average interest rates	2.12%						2.12%
Long-term debt	$28,173	$129,048	$74,166	$56,784	$51,432	$247,777	$587,380	$600,592
Weighted average interest rates	5.02%	3.29%	3.27%	4.10%	3.88%	6.12%	4.70%
Total—December 31, 2004	$2,539,875	$311,994	$169,126	$76,840	$62,165	$248,905	$3,408,905	$3,422,347
Total—December 31, 2003	$1,324,241	$72,905	$64,636	$49,940	$16,471	$74,778	$1,602,971	$1,609,644

        At December 31, 2004, holdings of shorter-term interest-sensitive assets and liabilities decreased relative to year-end 2003. Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from assumptions used.

Liquidity

        Our objective in managing our liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and to participate in investment opportunities as they arise. We monitor our liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets, and access to short-term funding sources. During 2004, our overall liquidity position declined slightly as loan growth exceeded the increase in deposits.

        The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a small but steady source of funds during the past three years.

        In contrast, investing activities have resulted in a use of cash in each of the last three years. Net cash used in investing activities totaled $346.0 million in 2004, $180.0 million in 2003 and $174.7 million in 2002. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2004, net loan originations accounted for $263.4 million of cash used, compared to $152.6 million in 2003 and $26.9 million in 2002, respectively. Net purchases of investment securities totaled $27.2 million in 2004, $24.8 million in 2003 and $143.9 million in 2002. In 2002, strong deposit growth provided significant cash inflows that exceeded loan demand and were thus invested in the securities market. Investing activities in 2004 also included the cash consideration paid in the CB Bancshares merger, net of cash and cash equivalents held by CB Bancshares at the time of the merger.

        Cash provided by financing activities totaled $427.4 million in 2004, compared to $115.2 million in 2003 and $170.3 million in 2002. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit growth resulted in cash inflows of $198.6 million in 2004, $112.2 million in 2003 and $190.2 million. In 2004, net borrowings, which included proceeds from the issuance of trust preferred securities of $50 million, provided cash inflows of $241.3 million, compared to $11.5 million of cash provided in 2003 and net cash outflows of $13.3 in 2002. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth during the period. Capital transactions, primarily dividends and the issuance or repurchase of common stock, accounted for $12.5 million, $8.5 million and $6.6 million in cash outflows in 2004, 2003 and 2002, respectively.

        We expect that loan demand in 2005 will exceed deposit growth, resulting in additional liquidity needs. Alternative funding sources, primarily the Federal Home Loan Bank of Seattle with which we have an existing credit facility, are expected to provide the funding to satisfy those liquidity needs. In March 2005, we completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.3 million, net of estimated expenses. The proceeds will be used for general corporate purposes.

        For the holding company on a stand-alone basis, the primary uses of funds in 2004 included the net cash used in the CB Bancshares merger and a $25.0 million capital contribution to City Bank. Dividend payments totaled $12.2 million in 2004, $9.5 million in 2003 and $6.1 million in 2002. Primary sources of funds included proceeds from the issuance of trust preferred securities of $51.5 million in 2004 and $56.7 million in 2003. In 2004, the holding company also received a capital distribution from

Central Pacific Bank totaling $30.0 million. On a normal basis, absent the merger transaction, the parent company's primary source of funds was dividends received from its banking subsidiaries. As presented in Note 26 to the Consolidated Financial Statements, a bank's retained earnings, as defined, is the maximum amount permitted to be distributed as a dividend without prior regulatory approvals. At December 31, 2004, retained earnings of Central Pacific Bank and City Bank totaled $137.3 million and $73.2 million, respectively.

Off-Balance Sheet Arrangements

        In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward sales of mortgage-backed securities, interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 22 to the Consolidated Financial Statements. In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements are not expected to have a material impact on our consolidated financial position or results of operations.

Impact of New Accounting Standards

        Various accounting authorities including the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission issue authoritative guidance on accounting policies and disclosure requirements. Note 27 to the Consolidated Financial Statements contains a discussion of recent accounting pronouncements as well as the expected impact of those pronouncements on our consolidated financial statements.

Consolidated Quarterly Results of Operations

Table 19. Consolidated Quarterly Results of Operations

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2004:
Interest income	$27,612	$27,899	$35,761	$59,117	$150,389
Net interest income	22,701	22,617	28,566	46,288	120,172
Provision for loan and lease losses	300	300	533	950	2,083
Net interest income after provision for loan and lease losses	22,401	22,317	28,033	45,338	118,089
Income before income taxes	11,784	12,294	10,918	18,980	53,976
Net income	7,910	8,668	7,684	13,132	37,394
Basic earnings per share	0.49	0.54	0.42	0.47	1.90
Diluted earnings per share	0.48	0.53	0.41	0.46	1.87
2003:
Interest income	$27,873	$27,532	$27,909	$26,917	$110,231
Net interest income	22,406	22,291	23,306	22,050	90,053
Provision for loan and lease losses	—	200	500	—	700
Net interest income after provision for loan and lease losses	22,406	22,091	22,806	22,050	89,353
Income before income taxes	13,016	12,058	12,465	12,070	49,609
Net income	8,576	7,984	8,283	9,097	33,940
Basic earnings per share	0.54	0.50	0.52	0.57	2.12
Diluted earnings per share	0.52	0.49	0.51	0.55	2.07

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 23 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Quarterly Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K for the consolidated quarterly results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Central Pacific Financial Corp.:

        We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
March 15, 2005

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 & 2003

	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$84,869	$63,851
Interest-bearing deposits in other banks	52,978	5,145
Federal funds sold	25,600	2,000
Investment securities:
Held to maturity, at amortized cost (fair value of $101,869 at December 31, 2004 and $35,721 at December 31, 2003	101,337	34,316
Available for sale, at fair value	798,084	520,641

Total investment securities	899,421	554,957

Loans held for sale	17,736	6,660
Loans and leases	3,099,830	1,443,154
Less allowance for loan and lease losses	50,703	24,774

Net loans and leases	3,049,127	1,418,380

Premises and equipment	77,099	56,125
Accrued interest receivable	18,298	8,828
Investment in unconsolidated subsidiaries	11,536	2,184
Due from customers on acceptances	547	—
Other real estate	580	—
Goodwill	284,712	—
Core deposit premium	49,188	—
Other assets	80,211	52,138

Total assets	$4,651,902	$2,170,268

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$594,401	$338,004
Interest-bearing deposits	2,732,625	1,415,280

Total deposits	3,327,026	1,753,284
Short-term borrowings	88,900	3,507
Long-term debt	587,380	184,184
Bank acceptances outstanding	547	—
Minority interest	12,782	10,062
Other liabilities	67,405	24,632

Toal liabilities	4,084,040	1,975,669
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 28,159,395 shares at December 31, 2004 and 16,063,957 shares at December 31, 2003	360,550	9,589
Surplus	45,848	45,848
Retained earnings	167,801	142,635
Deferred stock awards	(174)	(50)
Accumulated other comprehensive loss	(6,163)	(3,423)

Total shareholders' equity	567,862	194,599

Total liabilities and shareholders' equity	$4,651,902	$2,170,268

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 & 2002

	2004	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$120,684	$88,922	$93,257
Interest and dividends on investment securities:
Taxable interest	24,181	16,307	20,305
Tax-exempt interest	4,466	3,841	3,129
Dividends	679	1,027	1,133
Interest on deposits in other banks	289	92	499
Interest on Federal funds sold	90	42	139

Total interest income	150,389	110,231	118,462

Interest expense:
Interest on deposits	16,863	14,380	23,241
Interest on short-term borrowings	735	43	208
Interest on long-term debt	12,619	5,755	6,034

Total interest expense	30,217	20,178	29,483

Net interest income	120,172	90,053	88,979
Provision for loan and lease losses	2,083	700	1,000

Net interest income after provision for loan and lease losses	118,089	89,353	87,979
Other operating income:
Income from fiduciary activities	2,224	1,793	1,380
Service charges on deposit accounts	7,150	4,551	4,301
Other service charges and fees	7,025	5,196	4,814
Fees on foreign exchange	648	576	504
Investment securities gains (losses)	(19)	956	477
Income from life insurance	1,687	1,452	1,311
Gains on sales of loans	1,651	801	469
Gain on curtailment of pension obligation	—	—	1,395
Other	1,652	509	631

Total other operating income	22,018	15,834	15,282
Other operating expense:
Salaries and employee benefits	43,252	29,220	29,828
Net occupancy	6,550	4,198	3,653
Equipment	3,151	2,457	2,744
Legal and professional services	8,660	3,228	3,368
Advertising expense	2,885	2,972	1,300
Amortization of core deposit premium	2,581	—	—
Computer software expense	2,450	1,841	1,680
Communication expense	2,267	1,651	1,524
Other	14,335	10,011	10,926

Total other operating expense	86,131	55,578	55,023
Income before income taxes	53,976	49,609	48,238
Income taxes	16,582	15,669	14,955

Net income	$37,394	$33,940	$33,283

Per share data:
Basic earnings per share	$1.90	$2.12	$2.09
Diluted earnings per share	1.87	2.07	2.04
Cash dividends declared	0.64	0.64	0.40

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2001	$6,678	$45,848	$94,581	$(34)	$(3)	$147,070
Net income	—	—	33,283	—	—	33,283
Net change in unrealized gain (loss) on investment securities, net of taxes of $1,986 and net of reclassification (see disclosure)	—	—	—	—	2,986	2,986
Minimum pension liability adjustment, net of taxes of $(1,966)	—	—	—	—	(2,954)	(2,954)
Comprehensive income						33,315
Cash dividends declared ($0.40 per share)	—	—	(6,382)	—	—	(6,382)
246,674 shares of common stock issued	2,024	—	—	—	—	2,024
142,400 shares of common stock repurchased	(70)	—	(2,524)	—	—	(2,594)
2,700 shares of deferred stock awards granted	75	—	—	(72)	—	3
Amortization of vested stock awards	—	—	—	7	—	7

Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net income	—	—	33,940	—	—	33,940
Net change in unrealized gain (loss) on investment securities, net of taxes of $(2,879) and net of reclassification (see disclosure)	—	—	—	—	(4,327)	(4,327)
Minimum pension liability adjustment, net of taxes of $582	—	—	—	—	875	875
Comprehensive income						30,488
Cash dividends declared ($0.64 per share)	—	—	(10,263)	—	—	(10,263)
91,699 shares of common stock issued	882	—	—	—	—	882
Amortization of vested stock awards	—	—	—	49	—	49

Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net income	—	—	37,394	—	—	37,394
Net change in unrealized gain (loss) on investment securities, net of taxes of $(1,489) and net of reclassification (see disclosure)	—	—	—	—	(2,775)	(2,775)
Minimum pension liability adjustment, net of taxes of $23	—	—	—	—	35	35
Comprehensive income						34,654
Cash dividends declared ($0.64 per share)	—	—	(12,228)	—	—	(12,228)
11,887,070 shares of common stock issued in conjunction with merger with CB Bancshares, Inc.	348,757	—	—	—	—	348,757
202,068 shares of common stock issued in conjunction with stock option exercises	2,337	—	—	—	—	2,337
9,307 shares of common stock held by directors' deferred compensation plan	(316)	—	—	—	—	(316)
6,300 shares of deferred stock awards granted	183	—	—	(183)	—	—
Amortization of vested stock awards	—	—	—	59	—	59

Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862

Disclosure of reclassification amount:
Year ended December 31, 2002:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $1,945	$—	$—	$—	$—	$2,925	$2,925
Less reclassification adjustment for gains included in net income, net of taxes of $41	—	—	—	—	(61)	(61)

Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$2,986	$2,986

Year ended December 31, 2003:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(3,097)	$—	$—	$—	$—	$(4,655)	$(4,655)
Less reclassification adjustment for gains included in net income, net of taxes of $218	—	—	—	—	(328)	(328)

Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(4,327)	$(4,327)

Year ended December 31, 2004:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(2,317)	$—	$—	$—	$—	$(4,020)	$(4,020)
Less reclassification adjustment for gains included in net income, net of taxes of $828	—	—	—	—	(1,245)	(1,245)

Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(2,775)	$(2,775)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$37,394	$33,940	$33,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,083	700	1,000
Provision for depreciation and amortization	4,590	3,977	4,188
Amortization of deferred stock awards	59	24	10
Net amortization (accretion) of investment securities	2,177	5,302	1,132
Net loss (gain) on investment securities	19	(956)	(477)
Federal Home Loan Bank dividends received	(2,223)	(761)	(799)
Net gain on sale of loans	(1,536)	(801)	(469)
Proceeds from sales of loans held for sale	148,108	70,807	44,339
Originations & purchases of loans held for sale	(145,488)	(71,047)	(48,833)
Deferred income tax expense	3,335	4,055	4,222
Equity in earnings of unconsolidated subsidiaries	(173)	—	—
Net (increase) decrease in other assets	5,232	(8,682)	2,042
Net decrease in other liabilities	(42,593)	(2,391)	(16,158)

Net cash provided by operating activities	10,984	34,167	23,480
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	7,718	21,924	13,415
Proceeds from sales of investment securities available for sale	59,615	26,399	16,689
Proceeds from maturities of and calls on investment securities available for sale	508,430	804,748	123,968
Purchases of investment securities available for sale	(602,942)	(877,894)	(297,933)
Net principal repayments (loan originations)	(263,390)	(152,644)	(26,914)
Purchases of premises and equipment	(6,555)	(2,683)	(1,278)
Distributions from unconsolidated subsidiaries	—	910	—
Contributions to unconsolidated subsidiaries	(4,633)	(730)	(2,644)
Merger with CB Bancshares, Inc., net of cash acquired	(44,199)	—	—

Net cash used in investing activities	(345,956)	(179,970)	(174,697)
Cash flows from financing activities:
Net increase in deposits	198,629	112,183	190,176
Proceeds from long-term debt	223,544	62,000	12,000
Repayments of long-term debt	(61,288)	(24,971)	(40,417)
Net increase (decrease) in short-term borrowings	78,999	(25,501)	15,115
Cash dividends paid	(14,798)	(9,450)	(6,053)
Proceeds from sale of common stock	2,337	907	2,024
Repurchases of common stock	—	—	(2,594)

Net cash provided by financing activities	427,423	115,168	170,251

Net increase (decrease) in cash and cash equivalents	92,451	(30,635)	19,034
Cash and cash equivalents:
At beginning of year	70,996	101,631	82,597

At end of year	$163,447	$70,996	$101,631

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$29,275	$20,406	$30,840
Cash paid during the year for income taxes	20,515	13,427	26,738
Supplemental disclosure of noncash investing and financing activities:
Reclassification of loans to other real estate	$1,518	$60	$2,855

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Central Pacific Financial Corp. (the "Company") is a bank holding company. The Company's principal operating subsidiaries, Central Pacific Bank ("CPB") and City Bank ("CB"), are full-service commercial banks with a combined 45 banking offices located throughout the state of Hawaii at December 31, 2004. CPB and CB engage in a broad range of lending activities including the granting of commercial, consumer and real estate loans. They also offer a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit.

        Other products and services include debit cards, internet banking, cash management services, traveler's checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

        The banking business depends on rate differentials, the difference between the interest rates paid on deposits and other borrowings and the interest rates received on loans extended to customers and investment securities held in the banks' portfolios. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

        Datatronix Financial Services, Inc., a wholly-owned subsidiary, offers item processing services to banks, thrifts and other financial institutions in Hawaii and California.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of CB Bancshares, Inc. ("CBBI") are included in the consolidated financial statements from September 15, 2004, the date of the completion of the merger.

        The Company has a 50% ownership interest in Pacific Access Mortgage, LLC, a mortgage brokerage company. This investment is accounted for using the equity method and is included in Investment in Unconsolidated Subsidiaries.

        The Company also has minority equity investments in affiliates that are accounted for under the cost method and are included in Investment in Unconsolidated Subsidiaries.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

Investment Securities

        The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity

Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held to maturity or available for sale. Trading securities, of which the Company had none at December 31, 2004 and 2003, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss). Held-to-maturity debt securities are reported at amortized cost.

        The Company uses current quotations, where available, to estimate the fair value of investment securities. Where current quotations are not available, the Company estimates fair value based on the present value of expected future cash flows. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in other operating income. Realized gains and losses on the sale of investment securities are recorded in other operating income using the specific identification method.

        The Company amortizes its premiums and accretes its discounts associated with investment securities using the interest method.

Loans Held for Sale

        Loans held for sale, consisting primarily of fixed-rate residential mortgage loans that were originated with the intent to sell, are valued at the lower of cost or market value on an aggregate basis.

Loans

        Loans are stated at the principal amount outstanding, net of unearned income. Unearned income represents net deferred loan fees that are recognized over the life of the related loan as an adjustment to yield. Net deferred loan fees are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Unamortized fees on loans paid in full are recognized as a component of interest income.

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

Leases

        The Company provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease terms by methods that approximate the interest method.

Allowance for Loan and Lease Losses

        The allowance for loan and lease losses (the "Allowance") is established through provisions for loan and lease losses ("Provision") charged against income. Loans, to the extent deemed uncollectible, are charged off against the Allowance, and all interest previously accrued but not collected is reversed against current period interest income. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

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

        For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the Allowance is based upon Management's evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience.

        Delinquent consumer loans and residential mortgage loans are charged off or written down within 120 days, unless determined to be adequately collateralized or in imminent process of collection. Delinquent commercial loans and commercial mortgage loans are charged off or written down when Management determines that collectibility is doubtful and the principal amount of the loans cannot be repaid from proceeds of collateral liquidation.

        Credit losses on off-balance sheet instruments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet financial instruments are deducted from the allowance for credit losses in the period in which the liability is settled. The allowance for credit losses is established by a charge to other operating expense.

Premises and Equipment

        Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are included in other operating expense and are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable leases. Major improvements and betterments are capitalized, while recurring maintenance and repairs are charged to operating expense. Net gains or losses on dispositions of premises and equipment are included in other operating expense.

Goodwill and Other Intangible Assets

        Goodwill and other identified intangible assets are accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets." Goodwill arising from the merger with CBBI reflects the difference between the purchase price paid and the fair value of net assets acquired in the transaction. Goodwill is not amortized but is reviewed annually for impairment. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. Because the merger transaction occurred during 2004, no impairment analysis was performed, and no impairment was recognized.

        Other intangible assets include a core deposit premium and mortgage servicing rights and are carried at the lower of amortized cost or fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Core deposit premiums are amortized on an accelerated basis over a 10-year period. Mortgage servicing rights, included in other assets, are recorded when loans are sold with servicing rights retained, thereby creating a right to receive loan servicing fees. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income during the period in which it occurs. Mortgage servicing rights are amortized over the period of estimated net servicing income. For the years presented, the mortgage servicing asset and the related amortization were not material.

Other Real Estate

        Other real estate is composed of properties acquired through foreclosure proceedings. Properties acquired through foreclosure are valued at the lower of cost or fair value, thereby establishing the new cost basis of other real estate. Losses arising at the time of acquisition of such properties are charged against the Allowance. Subsequent to acquisition, such properties are carried at the lower of cost or fair value less estimated selling expenses, determined on an individual asset basis. Any deficiency resulting from the excess of cost over fair value less estimated selling expenses is recognized as a valuation allowance. Any subsequent increase in fair value up to its cost basis is recorded as a reduction of the valuation allowance. Increases or decreases in the valuation allowance are included in other operating expense. Net gains or losses recognized on the sale of these properties are included in other operating income.

Minority Interest

        Minority interest is comprised of preferred stock issued to third parties by the Company's subsidiaries CPB Real Estate, Inc. ("CPBREI") and Citibank Properties, Inc. ("CPI").

Stock Compensation Plans

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, whereby compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," was issued. SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amended the disclosure requirements of SFAS No. 123. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 148. In December 2004, SFAS No. 123 was revised to eliminate the optional accounting under APB Opinion No. 25. Further discussion of the revised statement and the expected impact on the Company's consolidated financial statements is provided in Note 27.

        The following table presents the pro forma disclosures prescribed by SFAS No. 123.

	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$37,394	$33,940	$33,283
Add: Stock-based compensation expense included in reported net income, net of related tax effects	35	17	7
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(722)	(689)	(787)

Pro forma net income	$36,707	$33,268	$32,503

Earnings per share:
Basic—as reported	$1.90	$2.12	$2.09
Basic—pro forma	$1.87	$2.08	$2.04
Diluted—as reported	$1.87	$2.07	$2.04
Diluted—pro forma	$1.84	$2.03	$1.99

        The table below summarizes the per share weighted average fair value of options using the Black Scholes option-pricing model with the following weighted average assumptions:

Date of grant	Per Share Weighted Average Fair Value	Expected Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life (in years)
June 14, 1995	$4.54	3.07%	30%	6.10%	7.5
July 30, 1997	5.47	2.63	28	5.45	7.5
November 2, 1999	9.33	2.32	36	6.25	7.5
November 7, 2000	10.90	2.33	43	5.04	7.5
January 7, 2002	14.99	1.19	38	5.02	7.5
March 12, 2002	13.03	1.19	38	5.02	7.5
January 1, 2003	8.38	2.32	31	3.53	7.5
September 15, 2004	4.55	2.33	21	3.11	4.0

Income Taxes

        Deferred tax assets and liabilities are recognized using the asset and liability method for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period that includes the enactment date. Deferred tax assets are recognized subject to Management's judgment that realization is more likely than not.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding during the year, plus the effect of dilutive common stock equivalents, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

Forward Foreign Exchange Contracts

        The Company periodically is a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange. There were no gains or losses in 2004, 2003 and 2002.

Derivatives and Hedging Activities

        The Company recognizes all derivatives on the balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative as (1) a hedge of the fair value of an identified asset or liability ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an identified asset or liability ("cash flow hedge") or (3) a transaction not qualifying for hedge accounting ("free standing derivative"). For a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability, attributable to the hedged risk, are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative, to the extent that it is effective, is recorded in other comprehensive income. These changes in fair value are subsequently reclassified to net income in the same period(s) that the hedged transaction affects net income in the same financial statement category as the hedged item. For free standing derivatives, changes in fair values are reported in current period other operating income.

Use of Estimates

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. With respect to the Allowance, the Company believes the Allowance is adequate to provide for potential losses on loans and other extensions of credit. While the Company utilizes available information to recognize losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions, particularly in the states of Hawaii and California, and to a lesser extent Washington. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

2.     MERGER WITH CB BANCSHARES, INC.

        Pursuant to the Agreement and Plan of Merger dated April 22, 2004, as amended, by and between the Company and CBBI, the Company completed its merger with CBBI on September 15, 2004 (the "Effective Date"). The results of operations of CBBI are included in the consolidated financial statements as of and for the year ended December 31, 2004 from the Effective Date.

        CBBI was the parent company of CB, which operated 25 banking offices throughout the State of Hawaii. In addition to the opportunity to enhance shareholder value, the merger allowed the Company to expand its geographic coverage in the state thereby increasing convenience for its customer base, to broaden its offering of commercial and consumer banking products and services, to enhance its lending capacity and better diversify its loan portfolio, and to achieve cost synergies from the combination of the companies' banking operations.

        At the Effective Date, CBBI had consolidated assets of $1.8 billion (including loans of $1.4 billion and investment securities of $324.8 million) and consolidated total liabilities of $1.7 billion (including total deposits of $1.4 billion and borrowings of $239.6 million). In the merger, the Company paid an aggregate of approximately 11.9 million shares of common stock with a value of $334.2 million and $88.9 million in cash. Each share of CBBI common stock was converted into the right to receive, at the election of shareholders, either 3.38664 shares of the Company's common stock, or $95.2052 in cash. Shareholders who did not make an election received a combination of cash and the Company's common stock in exchange for their CBBI shares.

        The merger was accounted for using the purchase accounting method in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below. The Company applied the provisions of SFAS 142 as required for goodwill and intangible assets, and accordingly no goodwill amortization is recognized in connection with this transaction. It is anticipated that none of the goodwill resulting from the merger will be deductible for income tax purposes.

        A core deposit premium of $51.8 million was recorded in connection with the merger and is being amortized on an accelerated basis over 10 years. Amortization expense recognized in the year ended December 31, 2004 related to the core deposit premium amounted to $2.6 million. The Company is in the process of obtaining a third-party valuation of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

        The following tables present information regarding the purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed:

Purchase Price

(Dollars in thousands, except per share data)
CBBI common stock outstanding at merger date	4,542
CBBI shares already owned by the Company	(98)

CBBI common stock subject to merger consideration	4,444

Cash component of merger consideration	$20

Total cash component of merger consideration	$88,880

Stock component of merger consideration	2.67520

Total stock component of merger consideration	11,889

Purchase price per share of the Company's common stock *	$28.1120

Total value of the Company's common stock exchanged	$334,224

Actual consideration after adjustment for fractional shares
Cash component	$88,930
Stock component	334,168

Total merger consideration paid	423,098
Fair value of the Company's stock options issued	14,648
Direct acquisition costs	16,856
Effect of CBBI shares already owned by the Company	4,039

Total purchase price	$458,641

*
The value of the Company's shares of common stock issued was determined in accordance with EITF 99-12 based on the average of the closing prices of the Company's common stock for the ten consecutive trading days preceding the Effective Date.

Allocation of the Purchase Price

(Dollars in thousands)
Total purchase price	$458,641
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investment securities	80
Loans	(6,421)
Premises and equipment	1,940
Other assets	490
Deposits	51,769
Short-term borrowings	6
Long-term debt	(6,062)
Other liabilities	(27,269)
CBBI shareholders' equity	160,236

Estimated fair value of net assets acquired	174,769

Estimated goodwill	$283,872

        Subsequent to the merger, adjustments to these estimates have been recorded resulting in an increase in goodwill of $840,000 as of December 31, 2004.

Fair Value of Net Assets Acquired

Fair Value at September 14, 2004
(Dollars in thousands)
Assets:
Cash and due from banks	$41,631
Investment securities	324,925
Net loans	1,371,470
Premises and equipment	18,354
Other assets	74,345
Core deposit premium	51,769
Goodwill	283,872

Total assets	$2,166,366

Liabilities:
Deposits	$1,375,113
Short-term borrowings	6,394
Long-term debt	239,238
Other liabilities	86,980

Total liabilities	$1,707,725

Net assets acquired	$458,641

Exit and Restructuring Costs

        At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of taxes, were included in the cost of the acquisition, resulting in an increase in goodwill. The accruals were based on plans to close nine CBBI branch offices, to vacate CBBI's headquarters and to consolidate certain operational functions into the Company's operations, as well as the related reduction in workforce of approximately 70 employees. Execution of these exit plans is expected to be completed by the third quarter of 2005. Certain adjustments to the estimates have been recorded as of December 31, 2004 as adjustments to the cost of the acquisition.

        The following table sets forth information related to the exit costs accrued:

	Accrued as of September 14, 2004	Adjustments to estimates	Payments through December 31, 2004	Balance as of December 31, 2004
	(Dollars in thousands)
Severance	$3,772	$500	$1,444	$2,828
Lease termination fees	7,672	—	—	7,672
Asset write-offs	4,457	—	—	4,457
Contract termination fees	1,700	339	—	2,039

Total assets	$17,601	$839	$1,444	$16,996

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

        The pro forma results reflect the estimated impact of purchase price allocation adjustments and the elimination of reported one-time merger-related charges of $9.3 million in 2004 and $1.4 million in 2003 included in the Company's historical results that are not expected to affect future periods' results of operations. The pro forma adjustments exclude the impact of merger cost synergies that are expected to be recognized in future periods.

Central Pacific Financial Corp. and CB Bancshares, Inc.
Pro Forma Condensed Combined Statements of Income
Years ended December 31, 2004 and 2003

	Year Ended December 31,
	2004	2003
Interest income	$226,656	$216,471
Interest expense	45,362	44,157

Net interest income	181,294	172,314
Provision for loan losses	1,465	7,880

Net interest income after provision for loan losses	179,829	164,434

Other operating income	47,912	39,120
Other operating expense	128,012	120,321

Income before income taxes	99,729	83,233
Income taxes	33,415	26,833

Net income	$66,314	$56,400

Earnings per share:
Basic	$2.37	$2.02
Diluted	$2.33	$1.98
Weighted average shares outstanding:
Basic	28,017	27,914
Diluted	28,515	28,449

Merger and Integration Charges

        Merger and integration charges reflected in the consolidated statements of income for the year ended December 31, 2004 are summarized below. These charges represent incremental one-time costs to integrate the Company and CBBI's operations and do not represent ongoing costs of the fully integrated combined organization. The Company expects to incur additional merger and integration costs through the third quarter of 2005, which will be recorded as charges against period earnings.

Year Ended December 31, 2004
(Dollars in thousands)
Retention, severance and employee-related charges	$3,953
Integration consulting and related charges	2,969
Other	2,426

Total	$9,348

3.     RESERVE REQUIREMENTS

        CPB and CB are required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve by CPB at December 31, 2004 and 2003 was $37,045,000 and $31,168,000, respectively. The amount held as a reserve by CB at December 31, 2004 was $12,787,000.

4.     INVESTMENT SECURITIES

        A summary of investment securities at December 31, 2004 and 2003 follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
2004
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$43,118	$—	$416	$42,702
U.S. Government agency mortgage-backed securities	27,635	309	78	27,866
States and political subdivisions	20,396	587	—	20,983
Other	10,188	130	—	10,318

Total	$101,337	$1,026	$494	$101,869

Available for Sale
U.S. Treasury and other U.S. Government agencies	$111,255	$265	$634	$110,886
U.S. Government agency mortgage-backed securities	505,494	2,091	3,502	504,083
States and political subdivisions	110,996	1,694	720	111,970
Federal Home Loan Bank of Seattle stock	48,600	—	—	48,600
Privately-issued mortgage-backed securities	368	2	1	369
Other	21,178	998	—	22,176

Total	$797,891	$5,050	$4,857	$798,084

2003
Held to Maturity
U.S. Government agency mortgage-backed securities	$10,250	$378	$—	$10,628
States and political subdivisions	24,066	1,027	—	25,093

Total	$34,316	$1,405	$—	$35,721

Available for Sale
U.S. Treasury and other U.S. Government agencies	$338,624	$2,899	$3,683	$337,840
U.S. Government agency mortgage-backed securities	91,065	2,002	141	92,926
States and political subdivisions	67,226	1,861	556	68,531
Federal Home Loan Bank of Seattle stock	14,172	—	—	14,172
Privately-issued mortgage-backed securities	652	3	—	655
Other	4,444	2,073	—	6,517

Total	$516,183	$8,838	$4,380	$520,641

        The amortized cost and estimated fair value of investment securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$1,601	$1,620
Due after one year through five years	65,570	65,783
Due after five years through ten years	6,531	6,600
Mortgage-backed securities	27,635	27,866

Total	$101,337	$101,869

Available for Sale
Due in one year or less	$14,996	$15,118
Due after one year through five years	109,207	109,195
Due after five years through ten years	42,273	42,810
Due after ten years	55,775	55,733
Mortgage-backed securities	505,494	504,083
Federal Home Loan Bank of Seattle stock	48,600	48,600
Other	21,546	22,545

Total	$797,891	$798,084

        Proceeds from sales of investment securities available for sale were $59,615,000 in 2004, $26,399,000 in 2003 and $16,689,000 in 2002, resulting in gross realized gains of $531,000, $956,000 and $747,000 in 2004, 2003 and 2002, respectively, and gross realized losses of $550,000 and $270,000 in 2004 and 2002, respectively. Investment securities losses in 2004 and 2002 included writedowns of $375,000 and $270,000, respectively, on an equity security to reflect an impairment in value deemed other than temporary.

        Investment securities of $547,628,000 and $161,334,000 at December 31, 2004 and 2003, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other short-term borrowings.

        As members of the Federal Home Loan Bank of Seattle ("FHLB"), CPB and CB are required to obtain and hold a specified number of shares of capital stock of the FHLB based on the amount of outstanding FHLB advances. These shares are pledged to the FHLB as collateral to secure outstanding advances (see Note 11).

        Provided below is a summary of investment securities available-for-sale which were in an unrealized loss position at December 31, 2004. The Company has the ability to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes that the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer. There were a total of 185 securities in an unrealized loss position at December 31, 2004.

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies	$100,469	$848	$8,000	$202	$108,469	$1,050
U.S. Government agency mortage backed securities	247,420	1,971	75,781	1,609	323,201	3,580
Privately issued mortgage backed securities	61	1	—	—	61	1
States and political subdivisions	42,342	353	10,063	367	52,405	720

Total temporarily impaired securities	$390,292	$3,173	$93,844	$2,178	$484,136	$5,351

5.     LOANS

        Loans, excluding loans held for sale, consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Real estate:
Mortgage—commercial	$1,246,114	$561,812
Mortgage—residential	713,964	393,073
Construction	364,234	141,117
Commercial, financial and agricultural	555,080	284,728
Consumer	198,354	68,708
Leases	35,799	—

	3,113,545	1,449,438
Less unearned income	13,715	6,284

Total	$3,099,830	$1,443,154

        In the normal course of business, CPB and CB have made loans to certain directors, executive officers and their affiliates under terms that Management believes are consistent with their general lending policies. An analysis of the activity of such loans follows:

	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$2,695	$2,582
Additions	11,818	1,466
Repayments	(4,480)	(1,206)
Other changes	569	(147)

Balance, end of year	$10,602	$2,695

        The amount of other changes is primarily attributable to the addition of new directors in conjunction with the merger with CBBI in 2004 and the retirement of several directors in 2003.

        Impaired loans at December 31, 2004 and 2003 (see Note 6 for related allowance for loan and lease losses for impaired loans), amounted to $7,981,000 and $7,483,000, respectively, and included all nonaccrual and restructured loans greater than $500,000. The average recorded investment in impaired loans was $7,719,000 in 2004, $1,226,000 in 2003 and $1,943,000 in 2002. Interest income recognized on impaired loans was $47,000 in 2004, $31,000 in 2003, and $10,000 in 2002, of which $10,000 was earned on nonaccrual loans in 2002.

        Nonaccrual loans at December 31, 2004 and 2003 totaled $10,290,000 and $3,597,000, respectively. No interest income was recognized on these loans in 2004 and 2003. Additional interest income of $322,000 and $313,000 would have been recognized in 2004 and 2003, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $76,000 and $109,000 was collected and recognized on charged-off loans in 2004 and 2003, respectively.

        There were six restructured loans totaling $701,000 still accruing interest at December 31, 2004, compared to none at December 31, 2003.

6.     ALLOWANCE FOR LOAN AND LEASE LOSSES

        Changes in the Allowance were as follows:

	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$24,774	$24,197	$24,564
Provision for loan losses	2,083	700	1,000

	26,857	24,897	25,564
Charge-offs	(2,931)	(1,844)	(1,281)
Recoveries	1,754	1,721	816

Net charge-offs	(1,177)	(123)	(465)

Allowance acquired in merger	25,023	—	—
Reclassification of allowance for credit losses on off-balance sheet credit exposures	—	—	(902)

Balance, end of year	$50,703	$24,774	$24,197

        Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$1,745	$—	$426
Provision for loan losses	22	919	9
Net charge-offs	—	—	(147)
Other changes	732	826	(288)

Balance, end of year	$2,499	$1,745	$—

        The amounts of other changes represent the net transfer of allocated allowances for loans that were not classified as impaired for the entire year and loans that were acquired in conjunction with the CBBI merger in 2004.

        At December 31, 2004, all impaired loans were measured based on the fair value of the underlying collateral.

7.     PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Land	$9,534	$9,534
Office buildings and improvements	90,813	72,937
Furniture, fixtures and equipment	22,828	19,979

	123,175	102,450
Less accumulated depreciation and amortization	46,076	46,325

Net	$77,099	$56,125

        Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	2004	2003	2002
	(Dollars in thousands)
Net occupancy	$2,781	$2,679	$2,725
Equipment	1,809	1,298	1,463

Total	$4,590	$3,977	$4,188

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

        At December 31, 2004, goodwill recorded in conjunction with the CBBI merger amounted to $284.7 million, of which $144.0 million was allocated to the Hawaii Market reporting segment and $140.7 million was allocated to the Commercial Real Estate reporting segment. In accordance with SFAS 142, no goodwill amortization is recorded.

        Other intangible assets included a core deposit premium of $49.2 million at December 31, 2004 and mortgage servicing rights of $3.8 million and $506,000 at December 31, 2004 and 2003, respectively. The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of December 31, 2004 and 2003 are presented below:

	December 31, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Dollars in thousands)
Core deposit premium	$51,769	$2,581	$—	$—
Mortgage servicing rights	$7,960	$4,112	$4,116	$3,610

        The following table presents changes in goodwill and other intangible assets for the periods presented:

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Goodwill	Core Deposit Premium	Mortgage Servicing Rights	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
	(Dollars in thousands)
Balance, beginning of period	$—	$—	$506	$—	$—	$853
Additions	—	—	811	—	—	337
Intangibles acquired in merger	284,712	51,769	2,997	—	—	—
Amortization	—	(2,581)	(466)	—	—	(684)

Balance, end of period	$284,712	$49,188	$3,848	$—	$—	$506

        Amortization expense of core deposit premium totaled $2.6 million for the year ended December 31, 2004. The Company estimates that amortization expense of core deposit premium will be $7.7 million in 2005, $4.8 in each subsequent year through 2013, and $3.4 million in 2014.

        Amortization expense of mortgage servicing rights totaled $466,000, $684,000 and $927,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company estimates that amortization expense of mortgage servicing rights will be $964,000 in 2005, $810,000 in 2006, $684,000 in 2007, $651,000 in 2008 and $383,000 in 2009.

9.     DEPOSITS

        Certificates of deposit of $100,000 or more totaled $610,053,000 and $334,184,000 at December 31, 2004 and 2003, respectively.

        Interest expense on certificates of deposits of $100,000 or more totaled $7,390,000, $6,254,000 and $8,949,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

10.   SHORT-TERM BORROWINGS

        Federal funds purchased generally mature on the day following the date of purchase.

        Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2004 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2004, the underlying securities were held in a custodial account subject to the Company's control.

        Other short-term borrowings consist primarily of FHLB advances and overnight borrowings, and the Treasury Tax and Loan balance, which represents tax payments collected on behalf of the U.S. government. The FHLB advances bear fixed interest rates ranging from 1.34% to 2.34%, and the overnight borrowings bear market interest rates. Treasury Tax and Loan balances bear market interest rates and are callable at any time.

        A summary of short-term borrowings follows:

	2004	2003	2002
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$—	$—	$—
Average amount outstanding during year	49	33	—
Highest month-end balance during year	—	—	—
Weighted average interest rate on balances outstanding at December 31	—	—	—
Weighted average interest rate during year	1.71%	1.65%	—
Securities sold under agreements to repurchase Amount outstanding at December 31	$1,000	$1,000	$1,000
Average amount outstanding during year	1,000	1,000	1,000
Highest month-end balance during year	1,000	1,000	1,000
Weighted average interest rate on balances outstanding at December 31	1.75%	1.00%	1.15%
Weighted average interest rate during year	1.11%	1.15%	1.96%
Other short-term borrowings Amount outstanding at December 31	$87,900	$2,507	$28,008
Average amount outstanding during year	39,402	2,766	9,436
Highest month-end balance during year	126,578	12,093	52,634
Weighted average interest rate on balances outstanding at December 31	2.19%	1.02%	1.37%
Weighted average interest rate during year	1.93%	1.11%	1.98%

11.   LONG-TERM DEBT

        Long-term debt consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Federal Home Loan Bank advances	$454,131	$129,184
Subordinated debentures	108,249	—
Securities sold under agreement to repurchase	25,000	—
Trust Preferred Securities	—	55,000

	$587,380	$184,184

        FHLB advances at December 31, 2004 and 2003 bear weighted average interest rates of 3.87% and 3.76%, respectively. FHLB advances outstanding at December 31, 2004 were secured by interest-bearing deposits at the FHLB of $51.9 million, CPB and CB's holdings of FHLB stock, other unencumbered investment securities with a fair value of $208.7 million and certain real estate loans totaling $933.6 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. At December 31, 2004, CPB and CB had available to them additional unused FHLB advances of approximately $236.1 million and $314.0 million, respectively.

        At December 31, 2004, FHLB advances totaling $163.0 million were putable at the option of the FHLB, on a quarterly basis. The putable advances bear fixed interest rates from 2.76% to 6.12% and maturity dates ranging from September 2005 to April 2012.

        In March 2003, the Company created a wholly-owned statutory trust, CPB Capital Trust I ("Trust I"). Trust I issued $15.0 million in trust preferred securities (the "Securities"). The Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of Trust I are $15.5 million of the Company's subordinated debentures with an identical interest rate and maturity as the Securities. Trust I issued $0.5 million of common stock to the Company.

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

        In September 2004, the Company created a wholly-owned statutory trust, CPB Capital Trust IV ("Trust IV"). Trust IV issued $30.0 million in Securities bearing an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company's subordinated debentures with an identical interest rate and maturity as the Securities. Trust IV has issued $0.9 million of common stock to the Company.

        In December 2004, the Company created a wholly-owned statutory trust, CPB Statutory Trust V ("Trust V"). Trust V issued $20.0 million in Securities bearing an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company's subordinated debentures with an identical interest rate and maturity as the Securities. Trust V has issued $0.6 million of common stock to the Company.

        The Securities, the assets of Trusts I, II, III, IV and V and the common stock issued by Trusts I, II, III, IV and V are redeemable in whole or in part on any January 7, April 7, July 7, or October 7 on or after April 7, 2008 for Trust I, on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. The obligations of the Company with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the Securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities. The Federal Reserve has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies.

        In January 2004, in accordance with the Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), the Company's statutory trusts were deconsolidated from the Company's financial statements. This resulted in the removal of the trust preferred securities from the long-term debt category of the Company's balance sheet and the addition of the Company's subordinated debentures.

        Securities sold under agreements to repurchase are accounted for as financing transactions, and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Balance Sheets. The securities underlying the agreements to repurchase are reflected as assets of the Company and are held in collateral accounts with third-party custodians. At December 31, 2004, the Company had a $25.0 million repurchase agreement with a maturity date in January 2009 and a one-time only call date in January 2005. The repurchase agreement bears interest at 3-month LIBOR minus 0.50% through January 2005; the interest rate becomes a fixed 4.20% to maturity if it is not called.

        At December 31, 2004, future principal payments on long-term debt are as follows:

(Dollars in thousands)
Year ending December 31:
2005	$28,233
2006	129,077
2007	74,175
2008	56,779
2009	51,417
Thereafter	247,699

Total	$587,380

12.   SHAREHOLDER RIGHTS PLAN

        On August 26, 1998, the Company's board of directors adopted a Shareholder Rights Plan (the "Rights Plan") that entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. When exercisable, each right entitles the registered holder to purchase from the Company one two-hundredth (1/200th) of a share of the Company's Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (1/200th) of a share, subject to adjustment. The rights are exercisable only upon the occurrence of specific events, and, unless earlier redeemed, will expire on August 26, 2008.

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

13.   EMPLOYEE STOCK OWNERSHIP PLAN

        CPB had an employee stock ownership plan ("ESOP") and related trust covering substantially all full-time employees with at least one year of service. Normal vesting occurred at the rate of 20% per year starting the second year of participation. The Company made contributions of $1,164,000 for 2002, which was charged to salaries and employee benefits.

        In June 2003, the ESOP was merged with the Central Pacific Bank 401(K) Retirement Savings Plan ("Retirement Savings Plan"), with the surviving plan being the Retirement Savings Plan. Accordingly, no contributions were made in 2004 and 2003.

14.   STOCK COMPENSATION PLANS

Stock Option Plans

        The Company has adopted stock option plans for the purpose of granting options to purchase the Company's common stock to directors, officers and other key individuals. Options are granted with an exercise price equal to the stock's fair market value at the date of grant. All options have 10-year terms. Incentive stock options vest at the rate of 20% per year while nonqualified stock options, which do not qualify as incentive stock options ("nonqualified stock options"), vest annually over other specified periods.

        In November 1986, the Company adopted the 1986 Stock Option Plan ("1986 Plan") making available 440,000 shares for grants to employees. In 1992, the Company's shareholders approved an increase to 1,040,000 shares for grants. The 1986 Plan expired in 1997, and no new options will be granted under this plan. Optionees may exercise outstanding options until the expiration of the respective options in accordance with the original terms of the 1986 Plan.

        In February 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") basically as a continuance of the previous plan for a 10-year term. In April 1997, the Company's shareholders approved the 1997 Plan, which provides 2,000,000 shares of the Company's common stock (adjusted for the two-for-one stock split of the Company's common stock on November 8, 2002) for grants to employees as qualified incentive stock options and to directors as nonqualified stock options. During 1997, in addition to employee grants, each director of the Company and CPB received a grant based on 1,500 shares multiplied by the lesser of 10 years or the number of years to age 70. The nonqualified stock options vest at the rate of 1,500 shares annually beginning one year from July 30, 1997, the date of grant.

        In September 2004, the Company adopted and the Company's shareholders approved the 2004 Stock Compensation Plan ("2004 Plan") making available 1,989,224 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options will be granted under the 1997 plan. Optionees may exercise outstanding options granted pursuant to the 1997 Plan until the expiration of the respective options in accordance with the original terms of the 1997 Plan.

        The table below presents activity of the 1986, 1997 and 2004 Plans for the years indicated.

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Dollars in thousands)
Outstanding at January 1:	819,026	$16.20	730,172	$11.39	827,898	$9.38
Granted	180,000	27.50	235,478	27.82	195,586	16.46
Conversion of CB Bancshares, Inc. stock options	485,070	12.40	—	—	—	—
Exercised	(202,068)	11.56	(91,699)	9.89	(246,674)	8.21
Forfeited	(52,031)	15.10	(54,925)	12.67	(46,638)	13.74

Outstanding at December 31	1,229,997	$17.17	819,026	$16.20	730,172	$11.39
Options exercisable at December 31	758,365	12.86	363,341	10.55	332,184	9.17
Shares available for future grants	1,341,759		1,003,431		1,183,984

        The following table presents information on options outstanding under the 1986, 1997 and 2004 Plans:

	Options outstanding			Options exercisable
Date of grant	Exercise price	Shares	Remaining average contractual life (months)	Shares
June 14, 1995	$6.52	56,400	6.0	56,400
July 30, 1997	8.94	129,960	31.2	93,960
November 2, 1999	12.09	46,700	51.6	46,700
November 7, 2000	13.08	74,680	61.2	57,400
January 7, 2002	15.10	40,000	84.0	40,000
March 12, 2002	16.84	116,766	84.0	46,902
January 1, 2003	27.82	222,121	91.2	53,633
September 15, 2004 *	5.44	1,524	63.6	1,524
September 15, 2004 *	6.04	9,016	51.6	9,016
September 15, 2004 *	6.33	5,293	61.2	5,293
September 15, 2004 *	6.55	35,036	72.0	35,036
September 15, 2004 *	6.77	13,522	49.2	13,522
September 15, 2004 *	7.68	9,016	75.6	9,016
September 15, 2004 *	9.24	12,294	87.6	12,294
September 15, 2004 *	9.54	56,336	36.0	56,336
September 15, 2004 *	10.32	54,919	88.8	54,919
September 15, 2004 *	10.33	55,425	88.8	55,425
September 15, 2004 *	18.19	79,155	104.4	79,155
September 15, 2004 *	18.20	3,386	104.4	3,386
September 15, 2004 *	18.48	14,900	99.6	14,900
September 15, 2004 *	21.59	13,548	111.6	13,548
September 15, 2004	27.50	180,000	116.4	—

Total		1,229,997		758,365

Weighted average life (in months)			76.8

Weighted average exercise price		$17.17		$12.86

*
Represents conversion of CB Bancshares, Inc. stock options into Central Pacific Financial Corp. stock options as of the merger date.

Stock Awards

        In May 2001, November 2002, April 2004, and August 2004, the Company awarded 300 shares of common stock to each of its non-officer directors. In November 2004, the Company awarded 300 shares of common stock to each of the five non-officer directors who joined the Company's board of directors as a result of the merger with CB Bancshares, Inc. Compensation expense is measured as the market price of the stock awards at the grant date, and is recognized over a five-year vesting period. Compensation expense on directors' stock awards totaled $60,000, $30,000 and $10,000 in the year ended December 31, 2004, 2003 and 2002, respectively.

15.   PENSION PLANS

  Defined Benefit Retirement Plan

        CPB has a defined benefit retirement plan covering substantially all of its employees. The plan was curtailed in 1986, and accordingly, plan benefits were fixed as of that date.

        CPB also had a money purchase pension plan that covered all full-time employees with at least one year of service. This plan was terminated in 1991, and participants in the money purchase pension plan became fully vested at the time of termination.

        Effective January 1, 1991, CPB reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees' years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from CPB's terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5,914,000 in the unrecognized prior service cost, which was amortized over a period of 13 years.

        Effective December 31, 2002, CPB curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

        The following table sets forth information pertaining to the defined benefit retirement plan for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$26,400	$25,195	$24,399
Service cost	—	—	358
Interest cost	1,621	1,643	1,705
Actuarial loss	1,279	1,559	1,734
Benefits paid	(2,045)	(1,997)	(1,891)
Gain from curtailment	—	—	(1,110)

Benefit obligation at December 31	$27,255	$26,400	$25,195

Benefit obligation actuarial assumptions
Weighted average discount rate	6.00%	6.25%	6.75%
Weighted average rate of compensation increase	—	—	3.00%
Change in plan assets
Fair value of assets at January 1	$22,042	$19,014	$20,234
Actual return on plan assets	2,183	3,326	(1,259)
Employer contributions	1,800	1,699	1,930
Benefits paid	(2,045)	(1,997)	(1,891)

Fair value of assets at December 31	$23,980	$22,042	$19,014

Funded status
Benefit obligation at December 31	$(27,255)	$(26,400)	$(25,195)
Fair value of plan assets	23,980	22,042	19,014
Unamortized prior service cost	—	—	—
Unrecognized net actuarial loss	10,099	10,157	11,615

Net amount recognized	$6,824	$5,799	$5,434

Amounts recognized in the consolidated statements of financial condition
Accrued benefit liability	$(3,275)	$(4,358)	$(6,181)
Accumulated other comprehensive income	10,099	10,157	11,615
Net amount recognized	$6,824	$5,799	$5,434
Components of net periodic cost (benefit)
Service cost	$—	$—	$358
Interest cost	1,621	1,643	1,705
Expected return on plan assets	(1,728)	(1,308)	(1,767)
Recognized prior service cost	—	—	276
Recognized net loss	881	999	684

Net periodic cost	$774	$1,334	$1,256

Net periodic cost actuarial assumptions
Weighted average discount rate	6.25%	6.75%	7.25%
Weighted average rate of compensation increase	—	—	3.00%
Expected long-term rate of return on plan assets	8.00%	7.00%	9.00%

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

        The defined benefit retirement plan assets consist primarily of equity and debt securities. The Company's asset allocations at December 31, 2004, 2003 and 2002, by asset category, are as follows:

	2004	2003	2002
Equity securities	52%	49%	45%
Debt securities	31	33	22
Other	17	18	33

Total	100%	100%	100%

        The Company's investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 59% domestic equity securities, 6% international equity securities, 34% debt securities, and 1% cash investments.

        Equity securities include the Company's common stock in the amounts of $1.2 million, $1.0 million and $0.9 million at December 31, 2004, 2003 and 2002, respectively, or 5% of plan assets as of the dates presented.

        The Company expects to contribute $1.3 million to its defined benefit retirement plan in 2005.

        Estimated future benefit payments reflecting expected future service are as follows:

(Dollars in thousands)
Year ending December 31:
2005	$2,050
2006	2,055
2007	2,035
2008	1,998
2009	2,018
2010-2014	10,304

Total	$20,460

  Supplemental Executive Retirement Plans

        In 1995, 2001 and 2004, CPB established Supplemental Executive Retirement Plans ("SERP") that provide certain officers of the Company with supplemental retirement benefits.

        In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), the Company assumed CBBI's SERP obligation.

        The following table sets forth information pertaining to the SERP for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$2,382	$2,342	$2,492
Service cost	163	—	78
Interest cost	167	151	176
Actuarial loss (gain)	216	104	(95)
Benefits paid	(215)	(215)	(151)
Curtailment gain	—	—	(158)
Transitional obligation	1,405	—	—
Prior service cost	—	—	—
Obligation assumed in conjuction with merger with CB Banchshares, Inc.	4,780	—	—

Benefit obligation at December 31	$8,898	$2,382	$2,342

Benefit obligation actuarial assumptions
Weighted average discount rate	6.00%	6.25%	6.75%
Weighted average rate of compensation increase	5.00%	— *	3.00%
Change in plan assets
Fair value of assets at January 1	$—	$—	$—
Employer contributions	215	215	151
Benefits paid	(215)	(215)	(151)

Fair value of assets at December 31	$—	$—	$—

Funded status
Benefit obligation at December 31	$(8,898)	$(2,382)	$(2,342)
Unrecognized transition obligation	1,391	9	12
Unamortized prior service cost	276	294	312
Unrecognized net actuarial loss	352	136	32

Net amount recognized	$(6,879)	$(1,943)	$(1,986)

Components of net periodic cost
Service cost	$163	$—	$78
Interest cost	168	151	176
Amortization of unrecognized transition obligation	22	3	3
Recognized prior service cost	18	18	18
Recognized net loss (gain)	1	—	11

Net periodic cost	$372	$172	$286

Net periodic cost actuarial assumptions
Weighted average discount rate	6.25%	6.75%	7.25%
Weighted average rate of compensation increase	5.00%	— *	3.00%

*
Not applicable. The Company's 1995 SERP was curtailed on December 31, 2002.

        The SERP holds no plan assets, other than employer contributions that are paid as benefits during the year.

        The Company expects to contribute $214,000 to its SERP in 2005.

        Estimated future benefit payments reflecting expected future service for the SERP are as follows:

(Dollars in thousands)
Year ending December 31:
2005	$214
2006	211
2007	209
2008	207
2009	217
2010-2014	2,460

Total	$3,518

16.   PROFIT SHARING AND 401(K) PLANS

        CPB's profit sharing plan covers substantially all employees with at least one year of service. The board of directors has sole discretion in determining the annual contribution to the plan, subject to limitations of the Internal Revenue Code. Employees may elect to receive up to 50% of their annual allocation in cash.

        Effective March 31, 1996, the profit sharing plan was merged with an existing employee funded 401(k) plan that allows employees to direct their own investments. Effective September 1, 1996, CPB instituted a 50% employer-matching program for the 401(k) plan, contributing up to 2% of qualifying employees' salaries.

        Effective January 1, 2000, combined contributions to the profit sharing plan and ESOP were reduced from 10% to 5% of defined net income, while contributions to the CPB's 401(k) plan increased from 50% to 100% of employee contributions up to 4% of the employee's salary.

        CPB made profit sharing contributions to the Retirement Savings Plan of $1,920,000, $2,310,000 and $1,164,000 for 2004, 2003 and 2002, respectively. CPB contributions to the 401(k) component of the Retirement Savings Plan totaled $814,000, $735,000 and $659,000 in 2004, 2003 and 2002, respectively.

        CBBI's Profit Sharing Retirement Savings Plan ("CBBI Plan") covers all employees who satisfy length-of-service requirements. Eligible employees may contribute up to 100% of their compensation, subject to limitations of the Internal Revenue Code, of which 20% was matched by CBBI, up to 2% of the participant's compensation. In addition, CBBI contributes an amount equal to 3% of the compensation of the eligible participants, and additional amounts determined by the board of directors at their discretion. Subsequent to the merger with CPF, the participating CBBI subsidiaries continued to make contributions to the CBBI Plan. Contributions to the CBBI Plan for 2004 totaled $38,000.

        Effective January 1, 2005, the CBBI Plan was merged into the CPB Retirement Savings Plan.

17.   OPERATING LEASES

        The Company leases certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

        Net rent expense, charged to net occupancy expense, for all operating leases is summarized as follows:

	2004	2003	2002
	(Dollars in thousands)
Total rent expense	$5,433	$3,717	$3,571

        The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2004:

Rental commitment
(Dollars in thousands)
Year ending December 31:
2005	$7,676
2006	7,285
2007	6,802
2008	6,249
2009	3,622
Thereafter	19,059

Total	$50,693

        In conjunction with the CBBI merger, the Company accrued estimated lease termination fees of $7.7 million representing the net present value of future rent payments for CBBI branches to be closed and offices to be vacated. As the leases have not yet been cancelled, the corresponding rental commitments for those leases are included in the schedule of rental commitments above.

        In addition, the Company leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2004:

(Dollars in thousands)
Year ending December 31:
2005	$3,421
2006	2,748
2007	1,902
2008	1,340
2009	819
Thereafter	1,312

Total	$11,542

        In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

18.   INCOME AND FRANCHISE TAXES

        Components of income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2004:
Federal	$12,850	$2,674	$15,524
State	397	661	1,058

Total	$13,247	$3,335	$16,582

2003:
Federal	$11,151	$3,326	$14,477
State	463	729	1,192

Total	$11,614	$4,055	$15,669

2002:
Federal	$10,441	$3,419	$13,860
State	292	803	1,095

Total	$10,733	$4,222	$14,955

        Income tax expense amounted to $16,582,000, $15,669,000 and $14,955,000 for 2004, 2003 and 2002, respectively. Income tax expense for the periods presented differed from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	2004	2003	2002
	(Dollars in thousands)
Computed "expected" tax expense	$18,892	$17,363	$16,883
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,662)	(1,443)	(1,247)
Other tax-exempt income	(590)	(508)	(459)
State franchise tax, net of Federal income tax benefit	688	775	712
Stock-based benefits	(596)	(613)	(805)
Other	(150)	95	(129)

Total	$16,582	$15,669	$14,955

        At December 31, 2004 and 2003, current Federal income taxes payable of $3,984,000 and $2,401,000, respectively, and current state franchise taxes payable of $1,432,000 and $1,534,000, respectively, were included in other liabilities.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$18,128	$8,079
Employee retirement benefits	8,365	5,390
Merger-related costs	5,660	—
Merger-related valuations	4,168	—
Premises and equipment	2,808	1,574
Accrued expenses	1,570	1,184
Other liabilities	1,443	—
Investment write-downs and write-offs	1,098	672
State franchise tax	1,148	1,073
Capital loss carryforward	683	—
Interest on nonaccrual loans	346	125
Net unrealized gain on available-for-sale securities	77	1,781
Other	1,126	136

Total deferred tax assets	$46,620	$20,014

Deferred tax liabilities
Intangible assets	$20,631	$—
FHLB stock dividends received	12,157	3,457
Leases	4,523	—
Deferred finance fees	3,349	946
Deferred gain on curtailed retirement plan	3,328	3,328
IRC Code 481(a) adjustment	3,008	6,016
Deferred income	2,535	—
Dividends received	1,456	—
Merger-related valuations	979	—
Accreted discounts receivable	497	674
Other	1,294	320

Total deferred tax liabilities	$53,757	$14,741

Net deferred tax assets (liabilities)	$(7,137)	$5,273

        In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance for deferred tax assets as of December 31, 2004 and 2003.

        In 1998, the Company completed a corporate reorganization. In September 2002, the State of Hawaii tax department notified the Company that it was disallowing the tax treatment of this reorganization, and assessed the Company approximately $0.9 million in interest on the unpaid tax liability. The unpaid tax liability and the related interest were paid in October 2002. The Company appealed this decision, and was notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. The Company has filed an appeal with the Hawaii State Tax Appeal Court. Estimated possible tax benefits, which have not yet been recognized, amounted to approximately $6.1 million as of December 31, 2004.

        CBBI also completed a similar corporate reorganization prior to the merger. As of December 31, 2004, estimated possible tax benefits totaled $2.2 million. The State of Hawaii tax department has not yet assessed the Company for the tax liability and related interest relating to this reorganization.

        The Company's total estimated possible tax benefits, which have not yet been recognized, amounted to approximately $8.3 million as of December 31, 2004.

19.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Components of accumulated other comprehensive income (loss), net of taxes, for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(Dollars in thousands)
Unrealized holding gains on available-for-sale investment securities	$(99)	$2,677	$7,004
Pension liability adjustments	(6,064)	(6,100)	(6,975)

	$(6,163)	$(3,423)	$29

20.   EARNINGS PER SHARE

        The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Dollars in thousands, except per share data)
Basic earnings per share computation
Numerator:
Income available to common stockholders	$37,394	$33,940	$33,283
Denominator:
Weighted average common shares outstanding	19,637	16,027	15,931
Average common shares held in directors' deferred compensation plan	(1)	—	—

	19,636	16,027	15,931
Basic earnings per share	$1.90	$2.12	$2.09

Diluted earnings per share computation
Numerator:
Income available to common stockholders	$37,394	$33,940	$33,283
Denominator:
Weighted average common shares outstanding	19,637	16,027	15,931
Incremental shares from conversion of options	381	370	395
Average common shares held in directors' deferred compensation plan	(1)	—	—

	20,018	16,397	16,326
Diluted earnings per share	$1.87	$2.07	$2.04

21.   CONTINGENT LIABILITIES AND OTHER COMMITMENTS

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

22.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, and interest rate contracts. Those instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. For forward foreign exchange contracts and interest rate contracts, the contract amounts do not represent exposure to credit loss. The Company controls the credit risk of these contracts through credit approvals, limits and monitoring procedures. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on Management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

        Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary.

        Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties.

        Interest rate swaps are primarily used to convert the interest rate characteristics of particular groups of assets and/or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. At December 31, 2004, there were four interest rate swaps outstanding, of which one is classified as a cash flow hedge against commercial loans, with notional principal amount of $10 million. The Company paid the floating rate and received the fixed rate on the swap hedging commercial loans. One swap is classified as a fair value hedge as it served to manage the risk associated with a fixed-rate security that is subject to changes in fair value. For the two swaps which are not classified as cash flow or fair value hedges, the Company paid the fixed rate and received the floating rate on swaps hedging time deposits and short-term liabilities (with notional principal amounts totaling $10 million). The estimated fair value of the outstanding interest rate swaps was $(118,868) at December 31, 2004, and is recorded as an adjustment to investments.

        Interest rate lock commitments issued on residential mortgage loans expose the Company to interest rate risk, which is economically hedged with options. At December 31, 2004, the Company also had $14.0 million of forward sales on securities to hedge residential mortgage loans. These derivatives are carried at fair value with changes in fair value recorded as a component of noninterest income in the consolidated statement of income.

        Interest rate options written and purchased are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller or writer of the option. As a purchaser of options, the Company pays a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. At December 31, 2004, there were outstanding purchased option contracts with notional principal amounts of $2 million, with a fair value of $(13,125).

        At December 31, 2004 and 2003 financial instruments with off-balance sheet risk were as follows:

	2004	2003
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$949,519	$336,803
Standby letters of credit and financial guarantees written	33,647	15,801
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate swaps	30,000	—
Interest rate options	2,000	—
Forward sales of mortgage-backed securities	14,000	—

        The following table indicates the type of swaps used, as of December 31, 2004, their aggregate notional amounts and weighted-average interest rates, and includes the matched swaps. Average variable rates are based on rates implied in the yield curve at the reporting date. Those rates may change significantly, affecting future cash flows.

2004
(Dollars in thousands)
Interest rate swaps:
Pay-floating swaps-notional amount	$20,000
Average receive rate	4.07%
Average pay rate	3.67%
Pay-fixed swaps-notional amount	$10,000
Average receive rate	2.52%
Average pay rate	4.13%

23.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-Term Debt

        The fair value of FHLB advances is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The fair value of subordinated debentures is estimated by discounting scheduled cash flows using rates currently offered for securities of similar remaining maturities.

Off-Balance Sheet Financial Instruments

        The fair values of off-balance financial instruments are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties, current settlement values or quoted market prices of comparable instruments.

        For derivative financial instruments, the fair values are based upon current settlement values, if available. If there are no relevant comparables, fair values are based on pricing models using current assumptions for interest rate swaps and options.

Limitations

        Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

	December 31, 2004		December 31, 2003
	Carrying/ notional amount	Estimated fair value	Carrying/ notional amount	Estimated fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$84,869	$84,869	$63,851	$63,851
Interest-bearing deposits in other banks	52,978	52,978	5,145	5,145
Federal funds sold	25,600	25,600	2,000	2,000
Investment securities	899,421	899,953	554,957	556,362
Net loans and leases, including loans held for sale	3,066,863	3,058,824	1,425,040	1,441,118
Accrued interest receivable	18,298	18,298	8,828	8,828
Due from customers on acceptances	547	547	—	—
Financial liabilities
Deposits:
Noninterest-bearing deposits	594,401	594,401	338,004	338,004
Interest-bearing demand and savings deposits	1,589,756	1,589,756	864,833	864,833
Time deposits	1,142,869	1,143,142	550,447	556,692
Total deposits	3,327,026	3,327,299	1,753,284	1,759,529
Short-term borrowings	88,900	88,857	3,507	3,510
Long-term debt	587,380	600,592	184,184	184,609
Bank acceptances outstanding	547	547	—	—
Accrued interest payable (included in other liabilities)	5,372	5,372	2,630	2,630
Off-balance sheet financial instruments
Commitments to extend credit	952,519	2,579	336,803	1,684
Standby letters of credit and financial guarantees written	33,647	353	15,801	96
Forward foreign exchange contracts	—	—	—	—
Interest rate swaps	30,000	(119)	—	—
Interest rate options	2,000	(13)	—	—
Forward sales of mortgage-backed securities	14,000	8	—	—

24.   DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

        The Company's board of directors, at a meeting held on October 27, 2004, declared a fourth quarter cash dividend of $0.16 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.64 per share for the year ended December 31, 2004.

        The Company and its predecessor have paid regular semi-annual cash dividends on the common stock since 1958. Beginning in 1988, the Company commenced paying regular quarterly cash dividends. It is the present intention of the Company's board of directors to continue to pay regular quarterly cash dividends. However, since substantially all of the funds available for the payment of dividends are derived from CPB and CB, future dividends will depend upon their earnings, their financial condition, their capital needs, applicable governmental policies and regulations and such other matters as the Company's board of directors may deem to be appropriate.

25.   SEGMENT INFORMATION

        The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The Commercial Real Estate segment includes construction and real estate development lending. The Hawaii Market segment includes retail branch offices, corporate lending, residential mortgage lending, wealth management services, and international banking services. A full range of deposit and loan products, and various other banking services is offered. The Treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities.

        The All Others category includes mortgage servicing, electronic banking, data processing services and management of bank owned properties.

        The accounting policies of the segments are consistent with those described in Note 1. The majority of the Company's net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income (expense), rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) is allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Company's average rate on interest-sensitive assets and liabilities. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

        Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial Real Estate	Hawaii Market	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2004:
Net interest income	$55,190	$49,424	$13,662	$1,896	$120,172
Intersegment net interest income (expense)	(29,308)	33,545	(4,136)	(101)	—
Provision for loan losses	414	1,669	—	—	2,083
Other operating income	32	17,989	879	3,118	22,018
Other operating expense	2,389	45,442	1,976	36,324	86,131
Administrative and overhead expense allocation	4,390	28,936	(419)	(32,907)	—
Income taxes	6,057	9,049	3,619	(2,143)	16,582

Net income	$12,664	$15,862	$5,229	$3,639	$37,394

At December 31, 2004
Investment securities	$—	$—	$899,421	$—	$899,421
Loans (including loans held for sale)	1,518,860	1,596,847	—	1,859	3,117,566
Other	140,094	235,631	146,000	113,190	634,915

Total assets	$1,658,954	$1,832,478	$1,045,421	$115,049	$4,651,902

Year ended December 31, 2003:
Net interest income	$40,982	$34,227	$13,995	$849	$90,053
Intersegment net interest income (expense)	(19,451)	25,259	(5,243)	(565)	—
Provision for loan losses	412	288	—	—	700
Other operating income	280	11,913	1,239	2,402	15,834
Other operating expense	1,459	29,961	1,625	22,533	55,578
Administrative and overhead expense allocation	3,118	16,910	(895)	(19,133)	—
Income taxes	5,885	8,499	3,191	(1,906)	15,669

Net income	$10,937	$15,741	$6,070	$1,192	$33,940

At December 31, 2003
Investment securities	$—	$—	$554,957	$—	$554,957
Loans (including loans held for sale)	637,386	812,488	—	(60)	1,449,814
Other	1,175	46,947	53,388	63,987	165,497

Total assets	$638,561	$859,435	$608,345	$63,927	$2,170,268

Year ended December 31, 2002:
Net interest income	$27,021	$46,037	$15,659	$262	$88,979
Intersegment net interest income (expense)	(13,726)	17,098	(3,459)	87	—
Provision for loan losses	90	910	—	—	1,000
Other operating income	145	8,075	880	6,182	15,282
Other operating expense	1,015	26,525	1,493	25,990	55,023
Administrative and overhead expense allocation	1,588	18,135	(793)	(18,930)	—
Income taxes	3,484	9,108	3,736	(1,373)	14,955

Net income	$7,263	$16,532	$8,644	$844	$33,283

At December 31, 2002:
Investment securities	$—	$—	$540,924	$—	$540,924
Loans (including loans held for sale)	533,797	762,325	—	190	1,296,312
Other	3,493	44,464	87,977	54,993	190,927

Total assets	$537,290	$806,789	$628,901	$55,183	$2,028,163

26.   PARENT COMPANY AND REGULATORY RESTRICTIONS

        At December 31, 2004, retained earnings of the parent company, Central Pacific Financial Corp., included $140,418,000 of equity in undistributed income of CPB and CB.

        CPB and CB, as Hawaii state-chartered banks, are prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2004, retained earnings of CPB and CB totaled $137,279,000 and $73,234,000, respectively.

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

        The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution's capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2004 and 2003, the Company's and CPB's regulatory capital ratios exceeded the minimum thresholds for a "well-capitalized" institution. CB's regulatory capital ratios at December 31, 2004 met the minimum thresholds for an "adequately capitalized" institution. As an "adequately-capitalized" institution, CB may experience a temporary increase in the amount of deposit insurance assessed. Since CB merged with and into CPB in February 2005, with CPB as the surviving institution, and since CPB exceeded the requirements for a "well-capitalized" institution, there should be no other adverse impact.

        The following table sets forth actual and required capital and capital ratios for the Company, CPB and CB as of the dates indicated:

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2004:
Tier 1 risk-based capital	$351,705	9.67%	$145,445	4.00%	$218,167	6.00%
Total risk-based capital	397,300	10.93	290,890	8.00	363,612	10.00
Leverage capital	351,705	8.11	173,466	4.00	216,832	5.00
As of December 31, 2003:
Tier 1 risk-based capital	$256,933	15.85%	$64,842	4.00%	$97,263	6.00%
Total risk-based capital	278,189	17.16	129,683	8.00	162,104	10.00
Leverage capital	256,933	11.99	85,717	4.00	107,146	5.00
Central Pacific Bank
As of December 31, 2004:
Tier 1 risk-based capital	$182,561	9.65%	$75,644	4.00%	$113,467	6.00%
Total risk-based capital	206,225	10.90	151,289	8.00	189,111	10.00
Leverage capital	182,561	7.51	97,177	4.00	121,472	5.00
As of December 31, 2003:
Tier 1 risk-based capital	$192,056	11.99%	$64,096	4.00%	$96,144	6.00%
Total risk-based capital	212,149	13.24	128,193	8.00	160,241	10.00
Leverage capital	192,056	9.02	85,151	4.00	106,438	5.00
City Bank
As of December 31, 2004:
Tier 1 risk-based capital	$137,742	7.84%	$70,292	4.00%	$105,438	6.00%
Total risk-based capital	159,825	9.09	140,584	8.00	175,730	10.00
Leverage capital	137,742	7.29	75,556	4.00	94,445	5.00

        Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(Dollars in thousands)
Assets
Cash	$12,844	$49,142
Investment securities available for sale	787	6,501
Investment in subsidiary banks, at equity in underlying net assets	643,463	183,444
Investment in other subsidiaries, at equity in underlying assets	2,170	1,707
Dividends receivable from subsidiary bank	—	2,586
Accrued interest receivable and other assets	20,270	14,315

Total assets	$679,534	$257,695

Liabilities and Shareholders' Equity
Dividends payable	$—	$2,570
Long-term debt	108,249	56,702
Other liabilities	3,423	3,824

Total liabilities	111,672	63,096

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 28,159,395 and 16,063,957 shares at December 31, 2004 and 2003, respectively	360,550	9,589
Surplus	45,848	45,848
Retained earnings	167,801	142,635
Deferred stock awards	(174)	(50)
Accumulated other comprehensive loss	(6,163)	(3,423)

Total shareholders' equity	567,862	194,599

Total liabilities and shareholders' equity	$679,534	$257,695

Central Pacific Financial Corp.
Condensed Statements of Income
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$42,283	$14,388	$9,541
Dividends from other subsidiaries	—	11	—
Interest income:
Interest and dividends on investment securities	219	122	69
Interest from subsidiary banks	152	89	8
Investment securities losses	(375)	—	(230)
Other income	80	—	—

Total income	42,359	14,610	9,388
Expense:
Interest on long-term debt	3,011	914	—
Other expenses	3,319	3,171	2,029

Total expenses	6,330	4,085	2,029
Income before income taxes and equity in undistributed income of subsidiaries	36,029	10,525	7,359
Income taxes	(4,047)	(2,971)	(2,235)

Income before equity in undistributed income of subsidiaries	40,076	13,496	9,594
Equity in undistributed income of subsidiary banks	(2,627)	20,439	23,689
Equity in undistributed income of other subsidiaries	(55)	5	—

Net income	$37,394	$33,940	$33,283

Central Pacific Financial Corp.
Condensed Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities
Net income	$37,394	$33,940	$33,283
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on investment securities	375	—	231
Deferred income tax expense (benefit)	3,482	(1,936)	(322)
Decrease (increase) in dividends receivable from subsidiary banks	2,586	(815)	(345)
Equity in undistributed (income) loss of subsidiary banks	2,627	(20,439)	(23,689)
Equity in undistributed (income) loss of other subsidiaries	55	(5)	—
Other, net	(20,992)	(6,056)	(2,424)

Net cash provided by (used in) operating activities	25,167	4,689	6,734

Cash flows from investing activities
Proceeds from maturities of investment securities available for sale	—	1,125	475
Purchases of investment securities available for sale	—	(4,039)	(436)
Merger of CB Bancshares, Inc., net of cash acquired	(77,757)	—	—
Investment in and advances to subsidiaries	(25,546)	(1,702)	—

Net cash provided by (used in) investing activities	(103,303)	(4,616)	39

Cash flows from financing activities
Proceeds from long-term debt	51,547	56,702	—
Proceeds from sale of common stock	2,519	882	2,024
Repurchases of common stock	—	—	(2,595)
Dividends paid	(12,228)	(9,450)	(6,053)

Net cash provided by (used in) financing activities	41,838	48,134	(6,624)

Net increase (decrease) in cash and cash equivalents	(36,298)	48,207	149
Cash and cash equivalents
At beginning of year	49,142	935	786

At end of year	$12,844	$49,142	$935

27.   ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement No. 123 (SFAS 123R), "Share Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including share-based payments to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R eliminates use of the intrinsic value method of accounting for stock-based compensation, which was allowed under SFAS 123. SFAS 123R also provides expanded guidance on measuring fair value and requires the use of a modified version of prospective application for all outstanding awards for which the requisite service period has not yet expired. SFAS 123R is effective as of the first interim period that begins after

June 15, 2005. Based on stock options outstanding as of December 31, 2004, and without regard to any awards that may be issued prior to adoption in 2005, implementation of SFAS 123R is expected to increase salaries and employee benefits by an annualized $718,000 net of taxes.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 provides a new framework for identifying a variable interest entity ("VIE") and determining when a company should include the assets, liabilities, and noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). For pubic entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities, the application of FIN 46R is required in financial statements for periods ending after December 15, 2003. Application by public entities for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company's statutory trusts, which are discussed in Note 11, are deemed to be VIEs, and were consolidated in the consolidated financial statements as of December 31, 2003. As of March 31, 2004, upon adoption of FIN 46R, the Company's statutory trusts were deconsolidated from the Company's financial statements. The application of FIN 46R did not have a material impact on the Company's consolidated financial statements. In 2004, the Company created two new statutory trusts, Trust IV and Trust V. In accordance with FIN 46R, these trusts were not consolidated in the Company's consolidated financial statements as of December 31, 2004.

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

        In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The implementation of SOP 03-3 is not expected to have a material impact on the Company's consolidated financial statements.

        In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary, thereby requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. The Company will evaluate the effect of the recognition and measurement provisions of EITF 03-1 upon final issuance of the proposed FSP EITF Issue 03-1-a.

        In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. The adoption of SAB 105 is effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 had no material impact on the Company's consolidated financial statements.

28.   SUBSEQUENT EVENTS

        In March 2005, the Company completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.3 million, net of estimated expenses. The proceeds will be used for general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, or the Evaluation Date. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, subject to management's completion of its assessment of internal control over financial reporting.

        Management's Report on Internal Control Over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting.

        The Company's evaluation of its internal control over financial reporting has not yet been completed. There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting any deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

        Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than April 30, 2005.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        The following disclosure would otherwise have been filed on Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement":

        On November 1, 2004, the Board of Directors of the Company awarded 300 shares of restricted common stock to each of Duane K. Kurisu, Colbert M. Matsumoto, Mike K. Sayama, Maurice H. Yamasato and Dwight L. Yoshimura. Subject to the terms of the Company's 2004 Stock Compensation Plan, each director's restricted shares will be fully vested upon the earlier of (a) his or her continuous service through the fifth anniversary of the effective date of the grant or (b) the death or disability of the director, a "change in control" (as defined under the 2004 Stock Compensation Plan) of the Company, or termination of service following the completion of the director's term.

        The terms and conditions of each grant are substantially as provided by the default provisions of the 2004 Stock Compensation Plan. Each grantee will have the right to vote such shares and to receive the same cash dividends or dividend equivalents on shares of restricted stock as other holders of shares of regular common stock, which rights shall terminate in the event of forfeiture of the restricted shares. A grantee will not be allowed to sell his or her shares until such shares are fully vested.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2004. Information concerning the Company's Code of Conduct and Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Election of Directors—Corporate Governance and Board Matters" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference from the section entitled "ELECTION OF DIRECTORS—Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "INTRODUCTION—Principal Shareholders," and "INTRODUCTION—Security Ownership of Directors, Nominees and Executive Officers" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2004.

        The following table provides information as of December 31, 2004 regarding securities issued under our equity compensation plans that were in effect during fiscal 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,229,997	$17.17	1,341,759
Equity compensation plans not approved by security holders	—	—	—
Total	1,229,997	$17.17	1,341,759

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning principal accounting fees and services is incorporated by reference from the section entitled "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of the Company's Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.    Financial Statements

        The following consolidated financial statements are included in Item 8 of this report:

          Central Pacific Financial Corp. and Subsidiaries:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2004 and 2003

      Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

        (a) 2.     All schedules required by this Item 15(a) 2. are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

  (a) 3.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)
3.2	Restated Bylaws of the Registrant (1)
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent(2)
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (3)
10.2	Split Dollar Life Insurance Plan (4)(11)
10.3	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan (5)(11)
10.4	Central Pacific Bank Supplemental Executive Retirement Plan (6)(11)
10.5	The Registrant's 1986 Stock Option Plan, as amended (7)(11)
10.6	The Registrant's 1997 Stock Option Plan, as amended (6)(11)
10.7	The Registrant's Directors' Deferred Compensation Plan (5)(11)
10.8	The Registrant's 2004 Stock Compensation Plan (11)*
10.9	The Registrant's 2004 Annual Executive Incentive Plan (11)*
10.10	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (8)(11)
10.11	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (9)(11)
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (1)(11)
10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (1)(11)
10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (1)(11)
10.15	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (1)(11)
10.16	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (1)(11)
10.17	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Alwyn S. Chikamoto (1)(11)
10.18	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (10)(11)
10.19	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Douglas R. Weld (10)(11)
10.20	Form of Restricted Share Agreement (11)*
21	Subsidiaries of the Registrant *
23	Consent of KPMG LLP *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*
Filed herewith.

**
Furnished herewith.

(1)
Filed as Exhibits 3.1, 3.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(2)
Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(3)
Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(4)
Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(5)
Filed as Exhibits 10.8 and 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(6)
Filed as Exhibits 10.8 and 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)
Filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 Registration No. 33-11462, filed with the Securities and Exchange Commission on January 22, 1987.

(8)
Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(9)
Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

(10)
Filed as Exhibits 10.9 and 10.10 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on December 13, 2004.

(11)
Denotes management contract or compensation plan or arrangement.

        (b)   Eliminated effective as of August 23, 2004.

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

Dated: March 15, 2005
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ CLINT ARNOLDUS Clint Arnoldus Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLINT ARNOLDUS Clint Arnoldus	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005
/s/ RONALD K. MIGITA Ronald K. Migita	Chairman of the Board	March 15, 2005

/s/ DEAN K. HIRATA Dean K. Hirata	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005
/s/ RICHARD J. BLANGIARDI Richard J. Blangiardi	Director	March 15, 2005
/s/ CHRISTINE CAMP FRIEDMAN Christine Camp Friedman	Director	March 15, 2005
/s/ B. JEANNIE HEDBERG B. Jeannie Hedberg	Director	March 15, 2005
/s/ DENNIS I. HIROTA Dennis I. Hirota, Ph.D.	Director	March 15, 2005

/s/ CLAYTON K. HONBO Clayton K. Honbo	Director	March 15, 2005
/s/ PAUL J. KOSASA Paul J. Kosasa	Director	March 15, 2005
/s/ DUANE K. KURISU Duane K. Kurisu	Director	March 15, 2005
/s/ COLBERT M. MATSUMOTO Colbert M. Matsumoto	Director	March 15, 2005
/s/ GILBERT J. MATSUMOTO Gilbert J. Matsumoto	Director	March 15, 2005
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director	March 15, 2005
/s/ MIKE K. SAYAMA Mike K. Sayama	Director	March 15, 2005
/s/ MAURICE H. YAMASATO Maurice H. Yamasato	Director	March 15, 2005
/s/ DWIGHT L. YOSHIMURA Dwight L. Yoshimura	Director	March 15, 2005

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES