Form 10-K/A
period 2004-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2005-04-05
CIK 701347

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

EXPLANATORY NOTE

        Central Pacific Financial Corp. (the "Company") is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (the "Original Filing") in accordance with Securities and Exchange Commission Release No. 34-50754, to:

  •
  replace Item 9A, "Controls and Procedures",

  •
  include management's report on internal control over financial reporting and the attestation report of KPMG LLP, independent registered public accounting firm,

  •
  include a consent of KPMG, LLP, independent registered public accounting firm, with respect to its attestation report, and

  •
  replace Exhibits 31.1 and 31.2, certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update in any way the Original Filing.

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

Management's Report on Internal Control Over Financial Reporting.

        Management of Central Pacific Financial Corp., together with its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of the end of the Company's 2004 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on pages 2 and 3 herein under the heading "Report of Independent Registered Public Accounting Firm", which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

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

1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

        We have audited management's assessment, included in the accompanying management report on internal control over financial reporting, that Central Pacific Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Central Pacific Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Central Pacific Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Central Pacific Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the years

2

in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii March 31, 2005

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 3.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)
3.2	Restated Bylaws of the Registrant (1)
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent(2)
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (3)
10.2	Split Dollar Life Insurance Plan (4)(11)
10.3	Central Pacific Bank and Subsidiaries 2000 Annual Executive Incentive Plan (5)(11)
10.4	Central Pacific Bank Supplemental Executive Retirement Plan (6)(11)
10.5	The Registrant's 1986 Stock Option Plan, as amended (7)(11)
10.6	The Registrant's 1997 Stock Option Plan, as amended (6)(11)
10.7	The Registrant's Directors' Deferred Compensation Plan (5)(11)
10.8	The Registrant's 2004 Stock Compensation Plan (11)*
10.9	The Registrant's 2004 Annual Executive Incentive Plan (11)*
10.10	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (8)(11)
10.11	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (9)(11)
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (1)(11)
10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (1)(11)
10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (1)(11)
10.15	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (1)(11)
10.16	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (1)(11)

3

10.17	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Alwyn S. Chikamoto (1)(11)
10.18	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (10)(11)
10.19	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Douglas R. Weld (10)(11)
10.20	Form of Restricted Share Agreement (11)*
21	Subsidiaries of the Registrant *
23.1	Consent of KPMG LLP *
23.2	Consent of KPMG LLP**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 ***

*
Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004.

**
Filed herewith.

***
Previously furnished as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004.

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

4

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2005
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ CLINT ARNOLDUS Clint Arnoldus Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
  ITEM 9A. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES