Form 10-Q
period 2005-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2005-05-10
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

As of May 6, 2005, the number of shares of common stock outstanding of the registrant was 30,354,058 shares.

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

Item 1.             Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004

Assets
Cash and due from banks	$113,065	$84,869	$70,854
Interest-bearing deposits in other banks	6,512	52,978	2,645
Federal funds sold	—	25,600	—
Investment securities:
Held to maturity, at amortized cost (fair value of $97,602 at March 31, 2005, 2005, $101,869 at December 31, 2004, and $35,046 at March 31, 2004)	98,590	101,337	33,642
Available for sale, at fair value	819,581	798,084	615,725
Total investment securities	918,171	899,421	649,367

Loans held for sale	32,273	17,736	2,337

Loans and leases	3,235,788	3,099,830	1,459,442
Less allowance for loan and lease losses	51,623	50,703	24,848
Net loans and leases	3,184,165	3,049,127	1,434,594

Premises and equipment	77,098	77,099	57,355
Accrued interest receivable	19,154	18,298	8,723
Investment in unconsolidated subsidiaries	11,367	11,536	4,625
Due from customers on acceptances	222	547	—
Other real estate	—	580	—
Goodwill	289,848	284,712	—
Core deposit premium	40,761	49,188	—
Other assets	88,387	80,211	53,825

Total assets	$4,781,023	$4,651,902	$2,284,325

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$652,309	$594,401	$369,151
Interest-bearing deposits	2,729,950	2,732,625	1,436,116
Total deposits	3,382,259	3,327,026	1,805,267

Short-term borrowings	97,610	88,900	12,851
Long-term debt	586,419	587,380	228,425
Bank acceptances outstanding	222	547	—
Minority interest	13,258	12,782	10,362
Other liabilities	60,439	67,405	23,907
Toal liabilities	4,140,207	4,084,040	2,080,812

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,352,184 shares at March 31, 2005, 28,159,395 shares at December 31, 2004, and 16,093,999 shares at March 31, 2004	427,009	360,550	9,907
Surplus	45,848	45,848	45,848
Retained earnings	180,414	167,801	147,972
Deferred stock awards	(317)	(174)	(47)
Accumulated other comprehensive income (loss)	(12,138)	(6,163)	(167)
Total shareholders’ equity	640,816	567,862	203,513

Total liabilities and shareholders’ equity	$4,781,023	$4,651,902	$2,284,325

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004

Interest income:
Interest and fees on loans	$50,834	$21,291
Interest and dividends on investment securities:
Taxable interest	7,449	5,081
Tax-exempt interest	1,005	991
Dividends	291	217
Interest on deposits in other banks	147	23
Interest on Federal funds sold and securities purchased under agreements to resell	58	9

Total interest income	59,784	27,612

Interest expense:
Interest on deposits	7,517	2,925
Interest on short-term borrowings	527	36
Interest on long-term debt	5,420	1,950

Total interest expense	13,464	4,911

Net interest income	46,320	22,701
Provision for loan and lease losses	917	300
Net interest income after provision for loan and lease losses	45,403	22,401

Other operating income:
Income from fiduciary activities	533	549
Service charges on deposit accounts	2,442	1,443
Other service charges and fees	2,776	1,251
Equity in earnings of unconsolidated subsidiaries	91	—
Fees on foreign exchange	218	173
Investment securities gains (losses)	1,509	—
Other	1,682	495

Total other operating income	9,251	3,911

Other operating expense:
Salaries and employee benefits	16,209	8,206
Net occupancy	2,755	1,094
Equipment	1,197	568
Amortization of core deposit premium	1,300	—
Communication expense	1,084	428
Legal and professional services	2,636	648
Computer software expense	828	512
Advertising expense	765	535
Other	4,135	2,537

Total other operating expense	30,909	14,528

Income before income taxes	23,745	11,784
Income taxes	6,540	3,874

Net income	$17,205	$7,910

Per share data:
Basic earnings per share	$0.60	$0.49
Diluted earnings per share	0.59	0.48
Cash dividends declared	0.16	0.16

Basic weighted average shares outstanding	28,628	16,080
Diluted weighted average shares outstanding	29,198	16,411

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive income(loss)	Total
Three months ended March 31, 2005
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net Income	—	—	17,205	—	—	17,205
Net change in unrealized gain (loss) on investment securities, net of taxes of $(4,229)	—	—	—	—	(5,975)	(5,975)

Comprehensive income						11,230

Cash dividends ($0.16 per share)	—	—	(4,523)	—	—	(4,523)
2,012,500 shares issued in conjunction with common stock offering	64,592	—	—	—	—	64,592
175,934 shares of common stock issued in conjunction with stock option exercises	1,928	—	—	—	—	1,928
641 shares of common stock purchased by directors’ deferred compensation plan	(24)	—	—	—	—	(24)
2,893 shares of common stock repurchased	(37)	(69)	(106)
4,355 shares of deferred stock awards granted	—	—	—	(155)	—	(155)
Amortization of vested stock awards	—	—	—	12	—	12

Balance at March 31, 2005	$427,009	$45,848	$180,414	$(317)	$(12,138)	$640,816

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(3,797)	$—	$—	$—	$—	$(5,325)	$(5,325)
Less reclassification adjustment for gains included in net income, net of taxes of $432	—	—	—	—	650	650
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(5,975)	$(5,975)

Three months ended March 31, 2004
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net Income	—	—	7,910	—	—	7,910
Net change in unrealized gain (loss) on investment securities, net of taxes of $2,165	—	—	—	—	3,256	3,256

Comprehensive income						11,166

Cash dividends ($0.16 per share)	—	—	(2,573)	—	—	(2,573)
30,042 shares of common stock issued in conjunction with stock option exercises	318	—	—	—	—	318
Amortization of vested stock awards	—	—	—	3	—	3

Balance at March 31, 2004	$9,907	$45,848	$147,972	$(47)	$(167)	$203,513
Disclosure of reclassification amount:			$
Unrealized holding loss on investment securities during period, net of taxes of $2,165	$—	$—	$—	$—	$3,256	$3,256
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized gain (loss) on investment securities	$—	$—	—	$—	$3,256	$3,256

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income	$17,205	$7,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	917	300
Provision for depreciation and amortization	1,707	955
Amortization of core deposit premium	1,300	—
Net amortization of deferred stock awards	(143)	3
Net amortization of investment securities	780	437
Net gain on investment securities	(1,509)	—
Federal Home Loan Bank dividends received	—	(141)
Net gain on sale of loans	(502)	(39)
Proceeds from sales of loans held for sale	25,861	11,614
Originations of loans held for sale	(39,896)	(7,252)
Deferred income tax expense (benefit)	1,712	(6,668)
Equity in earnings of unconsolidated subsidiaries	(91)	—
Net increase in other assets	(6,384)	(1,285)
Net increase (decrease) in other liabilities	(3,997)	5,025

Net cash provided by operating activities	(3,040)	10,859

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	2,396	665
Proceeds from sales of investment securities available for sale	100,549	—
Proceeds from maturities of and calls on investment securities available for sale	420,092	108,415
Purchases of investment securities available for sale	(551,065)	(198,366)
Net loan originations	(135,955)	(16,514)
Purchases of premises and equipment	(1,706)	(1,530)
Distributions from unconsolidated subsidiaries	533	—
Contributions to unconsolidated subsidiaries	(547)	(880)

Net cash used by investing activities	(165,703)	(108,210)

Cash flows from financing activities:
Net increase in deposits	55,233	51,983
Proceeds from long-term debt	—	77,000
Repayments of long-term debt	(961)	(34,461)
Net increase in short-term borrowings	8,710	9,344
Cash dividends paid	(4,523)	(4,330)
Proceeds from sale of common stock	66,520	318
Repurchases of common stock	(106)	—

Net cash provided by financing activities	124,873	99,854

Net increase in cash and cash equivalents	(43,870)	2,503

Cash and cash equivalents:
At beginning of period	163,447	70,996

At end of period	$119,577	$73,499

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,446	$5,103
Cash paid during the period for income taxes	$3,284	$2,210

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005 and 2004

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

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2004. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (“SFAS 123R”), “Share Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including share-based payments to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  SFAS 123R eliminates use of the intrinsic value method of accounting for stock-based compensation, which was allowed under SFAS 123.  SFAS 123R also provides expanded guidance on measuring fair value and requires the use of a modified version of prospective application for all outstanding awards for which the requisite service period has not yet expired.  SFAS 123R is effective as of the first interim period that begins after June 15, 2005.

On April 14, 2005, the Securities and Exchange Commission (the “SEC”) adopted a new rule that amended the compliance dates for the SFAS 123R.  The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the first interim period that begins after June 15, 2005.  The Company plans to adopt SFAS 123R on January 1, 2006.

Based on options outstanding as of March 31, 2005, and without any regard to any awards that may be issued prior to the adoption in 2006, implementation of SFAS 123R is expected to increase salaries and employee benefits by an annualized $647,000 net of taxes.

Stock Compensation Plans

The Company has elected to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and provide the pro forma disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”.

The following table presents pro forma disclosures of the impact that the 2004, 2003, 2002 and 2000 option grants would have had on net income and earnings per share had the grants been measured using the fair value of accounting prescribed by SFAS No. 148.

	Three months ended March 31,
	2005	2004
(Dollars in thousands, except per share amounts)
Net income, as reported	$17,205	$7,910
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7	2
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(172)

Pro forma net income	$17,029	$7,740

Earnings per share:
Basic - as reported	$0.60	$0.49
Basic - pro forma	$0.59	$0.48

Diluted - as reported	$0.59	$0.48
Diluted - pro forma	$0.58	$0.47

2.  Merger with CB Bancshares, Inc.

The Company completed its merger with CBBI on September 15, 2004 (the “Effective Date”).  At the Effective Date, CBBI had consolidated assets of $1.8 billion (including loans of $1.4 billion and investment securities of $324.8 million) and consolidated total liabilities of $1.7 billion (including total deposits of $1.4 billion and borrowings of $239.6 million).

Exit and Restructuring Costs

At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations.  These liabilities, net of tax, were included in the cost of the CBBI acquisition, resulting in an increase in goodwill.

The Company closed nine CBBI branch offices in February 2005, and is in the process of vacating CBBI’s headquarters, consolidating certain operational functions with the Company’s operations, and reducing the workforce by approximately 70 employees.   Execution of these exit plans is expected to be completed by the third quarter of 2005.  Certain adjustments to the estimates have been recorded as of March 31, 2005 as adjustments to the cost of the acquisition.

The following table sets forth information related to the exit costs accrued:

(Dollars in thousands)	Accrued as of September 14, 2004	Adjustments to estimates	Payments through March 31, 2005	Balance as of March 31, 2005

Severance	$3,772	$1,489	$3,670	$1,591
Lease termination fees	7,672	—	236	7,436
Asset write-offs	4,457	—	133	4,324
Contract termination fees	1,700	339	1,843	196
Total assets	$17,601	$1,828	$5,882	$13,547

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

The pro forma results reflect the estimated impact of purchase price allocation adjustments and the elimination of reported one-time merger-related charges of $495,000 in 2004 included in the Company’s historical results that are not expected to affect future periods’ results of operations.  The pro forma adjustments exclude the impact of merger cost synergies that are expected to be recognized in future periods.

Central Pacific Financial Corp. and CB Bancshares, Inc.

Pro Forma Condensed Combined Income Statement

Three Months Ended March 31, 2004

(Dollars in thousands, except per share amounts)
Interest income	$55,487
Interest expense	10,103
Net interest income	45,384
Provision for loan losses	800
Net interest income after provision for loan losses	44,584

Other operating income	11,356
Other operating expense	30,824
Income before income taxes	25,116
Income taxes	7,601
Net income	$17,515

Earnings per share:
Basic	$0.63
Diluted	$0.62

Weighted average shares outstanding:
Basic	27,967
Diluted	28,455

3.               Goodwill and Other Intangibles

At March 31, 2005, goodwill recorded in conjunction with the CBBI merger amounted to $289.8 million, of which $146.6 million was allocated to the Hawaii Market reporting segment and $143.2 million was allocated to the Commercial Real Estate reporting segment.  In accordance with SFAS 142, no goodwill amortization was recorded.

Other intangible assets included a core deposit premium of $40.8 million at March 31, 2005 and mortgage servicing rights of $3.7 million and $511,000 at March 31, 2005 and 2004, respectively.  The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of March 31, 2005 and 2004 are presented below:

	March 31, 2005		March 31, 2004
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit premium	$44,642	$3,881	$—	$—
Mortgage servicing rights	8,082	4,432	4,180	3,669
	$52,724	$8,313	$4,180	$3,669

The following table presents changes in goodwill and other intangible assets for the periods presented:

	At or for the three months ended March 31, 2005			At or for the three months ended March 31, 2004
(Dollars in thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance, beginning of period	$284,712	$49,188	$3,848	$—	$—	$505
Additions (deductions)	5,136	(7,127)	122	—	—	64
Amortization	—	(1,300)	(320)	—	—	(59)
Balance, end of period	$289,848	$40,761	$3,650	$—	$—	$510

Goodwill at March 31, 2005 reflected an increase of $5.1 million over the balance reported as of December 31, 2004 due to adjustments in purchase price allocation, primarily the core deposit premium amount.  A third-party valuation of the core deposit premium was finalized in the first quarter of 2005 resulting in a reduction of $7.1 million in the core deposit premium and an extension of the amortization period from 10 years to 15 years.

Amortization expense of core deposit premium totaled $1.3 million for the three months ended March 31, 2005.  The amortization expense recognized during the first quarter of 2005 reflects an adjustment to account for the reduction in core deposit premium amount and extension of the amortization period.  The Company estimates that amortization expense of core deposit premium will be $6.3 million in 2005.  In addition, the Company estimates that amortization expense of core deposit premium will be $3.9 million in 2006, $2.7 million in 2007 and $2.5 million in each subsequent year through 2010.

Amortization expense of mortgage servicing rights totaled $337,000 and $59,000 for the three months ended March 31, 2005 and 2004, respectively.  The Company estimates that amortization expense of mortgage servicing rights will be $907,000 in 2005.  In addition, the Company estimates that amortization expense of mortgage servicing rights will be $887,000 in 2006, $776,000 in 2007, $755,000 in 2008, $434,000 in 2009 and $172,000 in 2010.

4.  Comprehensive Loss

Components of other comprehensive loss, net of taxes, is presented below:

	March 31,
(Dollars in thousands)	2005	2004

Unrealized holding gains (losses) on available-for-sale investment securities	$(6,074)	$5,932
Pension liability adjustments	(6,064)	(6,099)
Balance at end of period	$(12,138)	$(167)

5.   Segment Information

The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The Commercial Real Estate segment includes construction and real estate development lending in Hawaii, California and Washington.  The Hawaii Market segment includes retail branch offices, corporate lending, residential mortgage lending, trust services and investment services.  A full range of deposit and loan products, and various other banking services are offered.  The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.

The All Others category includes activities such as indirect auto lending, mortgage servicing, electronic banking, data processing, and management of bank owned properties.

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.  The majority of the Company’s net income is derived from net interest income.  Accordingly, Management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.  Prior to 2005, intersegment net interest income (expense) was allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to Central Pacific Bank’s average rate on interest-sensitive assets and liabilities.  In 2005, intersegment net interest income (expense) was allocated to each segment based upon a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets.  Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Commercial Real Estate	Hawaii Market	Treasury	All Others	Total

Three months ended March 31, 2005:
Net interest income	$27,263	$14,684	$3,247	$1,126	$46,320
Intersegment net interest income (expense)	(12,940)	15,855	(2,968)	53	—
Provision for loan losses	122	416	—	379	917
Other operating income	18	6,088	1,590	1,555	9,251
Other operating expense	1,607	15,339	706	13,257	30,909
Administrative and overhead expense allocation	1,255	9,096	(598)	(9,753)	—
Income taxes	3,492	3,376	523	(851)	6,540

Net income	$7,865	$8,400	$1,238	$(298)	$17,205

Three months ended March 31, 2004:
Net interest income	$9,713	$8,453	$4,314	$221	$22,701
Intersegment net interest income (expense)	(4,837)	6,058	(1,218)	(3)	—
Provision for loan losses	(16)	298	—	18	300
Other operating income	16	3,315	127	453	3,911
Other operating expense	345	8,124	423	5,636	14,528
Administrative and overhead expense allocation	821	4,185	(217)	(4,789)	—
Income taxes	1,329	1,871	1,074	(400)	3,874

Net income	$2,413	$3,348	$1,943	$206	$7,910

At March 31, 2005:
Investment securities	$—	$—	$918,171	$—	$918,171
Loans (including loans held for sale)	1,545,203	1,568,347	—	154,511	3,268,061
Other	147,794	240,102	95,932	110,963	594,791

Total assets	$1,692,997	$1,808,449	$1,014,103	$265,474	$4,781,023

At December 31, 2004:
Investment securities	$—	$—	$899,421	$—	$899,421
Loans (including loans held for sale)	1,518,860	1,455,020	—	143,686	3,117,566
Other	140,094	232,407	146,000	116,414	634,915

Total assets	$1,658,954	$1,687,427	$1,045,421	$260,100	$4,651,902

6.               Pension Plans

Central Pacific Bank has a defined benefit retirement plan (“Pension Plan”) which covered certain eligible employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Interest cost	$399	$405
Expected return on plan assets	(475)	(431)
Recognized net loss (gain)	216	220

Net periodic cost	$140	$194

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERP”) which provide certain officers of Central Pacific Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

The following table sets forth the components of net periodic benefit cost for the SERP:

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Service cost	$183	$—
Interest cost	125	36
Amortization of unrecognized transition obligation	6	1
Recognized prior service cost	4	4

Net periodic cost	$318	$41

The Company disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.3 million to its Pension Plan and $214,000 to its SERP in 2005.  As of March 31, 2005, the Company made contributions of $450,000 to its Pension Plan and $54,000 to its SERP, and presently anticipates that its contributions for 2005 will approximate the amounts disclosed at year-end 2004.

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

Allowance for Loan and Lease Losses.  The Company maintains the allowance for loan and lease losses (“Allowance”) at an amount Management expects to be sufficient to absorb probable losses inherent in the Company’s loan portfolio. For loans classified as impaired, an estimated impairment loss is calculated.  To estimate net loan losses on other loans, the Company performs a migration analysis and considers other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated.  Based on Management’s estimate of the level of Allowance required, a provision for loan and lease losses (“Provision”) is recorded to maintain the Allowance at an appropriate level.  Since the Company cannot predict with certainty the amount of loan losses that will be incurred, and because the eventual level of loan losses are impacted by numerous conditions beyond the control of the Company, a range of loss estimates has been used to determine the Allowance and Provision.

Defined Benefit Retirement Plan.  Defined benefit retirement plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Independent actuaries, through the use of a number of assumptions, determine plan obligations and the annual pension expense. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets.  In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based on the anticipated average rate of earnings expected on the invested funds of the plan.

Overview of Material Events

The Company completed the merger between its wholly-owned subsidiaries, Central Pacific Bank and City Bank, including the consolidation of operations and reduction in branch network from 45 to 37, on February 22, 2005.

In March 2005, the Company completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.6 million, net of expenses.  The proceeds will be used for general corporate purposes.

Financial Summary

The Company’s merger with CBBI was accounted for under the purchase accounting method, and CBBI’s revenues and expenses are included in the consolidated financial statements from September 15, 2004, the date of closing.  The financial results for the first quarter of 2004 did not include CBBI’s revenues and expenses, and accordingly, the first quarter of 2005 and the first quarter of 2004 are not comparable.

For the quarter ended March 31, 2005, the Company reported net income of $17.2 million or $0.59 per diluted share, up 117.5% and 22.9%, respectively, from the same period last year.  Nonrecurring merger-related expenses totaling $1.5 million and $147,000 were included in the consolidated statements of income for the three months ended March 31, 2005 and 2004, respectively.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2005	2004

Return on average assets	1.46%	1.43%

Return on average shareholders’ equity	11.50%	15.76%

Basic earnings per share	$0.60	$0.49

Diluted earnings per share	$0.59	$0.48

Net income to average tangible equity	25.91%	15.76%

Material Trends

Hawaii’s economy continues to reflect improvement in 2005. The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 2.8% in March

2005, compared to 3.6% in March 2004.(1)  This represented Hawaii’s lowest level of unemployment in 14 years.  In California, the unemployment rate was 5.4% in March 2005, compared to 6.4% in March 2004.(2) On the national level, the unemployment rate was 5.2% in March 2005, compared to 5.7% in March 2004.(3)

The housing market in Hawaii, supported by low mortgage interest rates, continues to show strong growth. Sales of single-family homes on the island of Oahu for the first three months of 2005 were $1.2 billion, an increase of 29.4% over the same period last year.(4) The median sales price for single family homes and condominiums on Oahu increased over the same period last year by 25.3% and 21.1%, respectively.(5)

The construction industry in Hawaii continues to reflect strong growth. In 2004, the number of construction jobs grew by 4.9% and the amount of building commitments (i.e., private permits and public contracts) increased by approximately 37.7% over the prior year.(6) As of March 31, 2005, the number of construction jobs grew by 11.6% from a year ago,(7) and is expected to grow by 6.5% for the year.(8) In California, the amount of building permits grew in 2004 by 11.3% over the prior year.(9)

Total state personal income grew by 6.0% in 2004 and is forecasted to grow at the same rate in 2005.(10) Total California state personal income grew by 5.6% in 2004 and is forecasted to grow by 5.8% in 2005.(11)

The Hawaii tourism market continues to reflect strong growth. Total visitor arrivals for the first three months of 2005 increased by 12.3% over the same period last year.(12) Domestic and international visitor arrivals increased by 11.8% and 13.4%, respectively, for the first three months of 2005 compared to the same period last year.(13) Included in the international totals is a 11.0% increase in Japanese arrivals.(14) For 2005, total Japanese visitor arrivals, which increased by 10.3% in 2004, are expected to increase by 8.0%.(15)

For the three months ended March 31, 2005, the hotel occupancy rate was 84.2% and the average daily room rate was $163.98, compared to 80.1% and $152.65, respectively, over the same period last year.(16) For 2004, the annual hotel occupancy rate was 77.8% and the average daily room rate was $150.86.(17)

(1) Hawaii State Department of Labor and Industrial Relations.

(2) California Department of Finance.

(3) Hawaii State Department of Labor and Industrial Relations.

(4) Honolulu Board of Realtors.

(5) Ibid.

(6) University of Hawaii Economic Research Organization.

(7) Hawaii State Department of Labor and Industrial Relations.

(8) University of Hawaii Economic Research Organization.

(9) California Department of Finance.

(10) Hawaii State Department of Business, Economic Development and Tourism.

(11) California Department of Finance.

(12) Hawaii State Department of Business, Economic Development and Tourism.

(13) Ibid.

(14) Ibid.

(15) University of Hawaii Economic Research Organization.

(16) Hawaii State Department of Business, Economic Development and Tourism.

(17) Ibid.

The results of operations of the Company in 2005 may be directly impacted by the ability of Hawaii’s or California's economy to sustain its pace of growth. Loan demand, deposit growth, provision for loan and lease losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.  If the Hawaii or California economy were to suffer an adverse change, such as a decline in the real estate or tourism industries or a slower pace of growth than currently anticipated, this could adversely affect the Company’s results of operations.

Results of Operations

Net Interest Income

A comparison of net interest income for the three months ended March 31, 2005 and 2004 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Average Yield/Rate	Interest	Average Balance	Average Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$27,107	2.17%	$147	$10,180	0.90%	$23
Federal funds sold and securities purchased under agreements to resell	10,347	2.24%	58	3,815	0.94%	9
Investment securities, excluding valuation allowance	887,669	4.18%	9,286	591,413	4.61%	6,823
Loans, net of unearned income	3,162,041	6.43%	50,834	1,448,835	5.88%	21,291
Total interest earning assets	4,087,164	5.90%	60,325	2,054,243	5.48%	28,146
Nonearning assets	610,671			156,459
Total assets	$4,697,835			$2,210,702

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$429,040	0.23%	249	$185,436	0.11%	52
Savings and money market deposits	1,129,466	0.50%	1,409	680,375	0.45%	757
Time deposits under $100,000	544,186	1.87%	2,538	215,903	1.42%	766
Time deposits $100,000 and over	609,356	2.18%	3,321	342,102	1.58%	1,350
Short-term borrowings	85,861	2.46%	527	11,274	1.28%	36
Long-term debt	583,944	3.71%	5,420	213,208	3.66%	1,950
Total interest-bearing liabilities	3,381,853	1.59%	13,464	1,648,298	1.19%	4,911
Noninterest-bearing deposits	603,701			329,246
Other liabilities	113,666			32,417
Shareholders’ equity	598,615			200,741
Total liabilities and shareholders’ equity	$4,697,835			$2,210,702

Net interest income			$46,861			$23,235

Net interest margin		4.59%			4.52%

In the first quarter of 2005, interest income on a taxable equivalent basis increased to $60.3 million, up 114.3% from the same period last year.  This increase was primarily driven by a 99.0% increase in average interest earning assets in the first quarter of 2005 compared to the same period last year, which for the most part resulted from the merger with CBBI.  The yield on interest earning assets was 5.90% for the first quarter of 2005, compared to 5.48% for the same period last year.

Interest expense increased by $8.6 million or 174.2% in the first quarter of 2005, compared to the same period in 2004.  This increase is attributed to a 105.2% increase in interest bearing liabilities for the first quarter of 2005 compared to the same period last year, which for the most part resulted from the merger with CBBI.  The average rate on interest-bearing liabilities was 1.59% for the first quarter of 2005, compared to 1.19% for the same period in 2004.

Net interest income on a taxable equivalent basis increased by $23.6 million or 101.7% for the first quarter of 2005 compared to the same period last year. The net interest margin was 4.59% for the first quarter of 2005, compared to 4.52% for the same period in 2004.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Nonaccrual loans:
Real estate:
Construction	$—	$126	$1,500
Mortgage-commercial	4,776	4,922	5,535
Mortgage-residential	1,507	1,529	—
Commercial, financial and agricultural	3,632	3,713	429
Consumer	—	—	2
Total nonaccrual loans	9,915	10,290	7,466

Other real estate	—	580	—
Total nonperforming assets	9,915	10,870	7,466

Accruing loans delinquent for 90 days or more:
Real estate:
Mortgage-residential	4,839	49	124
Commercial, financial and agricultural	1,784	23	27
Consumer	387	321	17
Total accruing loans delinquent for 90 days or more	7,010	393	168

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	425	428	—
Commercial, financial and agricultural	285	273	—
Total restructured loans still accruing interest	710	701	—

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$17,635	$11,964	$7,634

Total nonperforming assets as a percentage of loans and other real estate	0.30%	0.35%	0.51%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a precentage of loans and other real estate	0.52%	0.36%	0.52%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.54%	0.38%	0.52%

Nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest totaled $17.6 million at March 31, 2005, compared to $7.6 million from a year ago and $12.0 million from year-end 2004.

Nonaccrual commercial mortgage loans totaled $4.8 million, and included two loans to a borrower totaling $3.5 million secured by a fee simple office building in downtown Honolulu and a loan to another borrower for $1.3 million secured by a leasehold interest on a commercial slaughterhouse on Oahu.  Negotiations on the sale of the office building are in progress for an amount adequate to cover the outstanding loan balance.  The slaughterhouse loan is partially secured by an U.S. Department of Agriculture guarantee.  Nonaccrual residential mortgage loans were comprised of a number of loans, the largest being $307,000, that are in various stages of collection, workout or foreclosure.  Nonaccrual commercial loans at March 31, 2005 included both secured and unsecured loans, the largest being a $868,000 loan partially guaranteed by the Small Business Administration.  The Company believes that the loss exposure on these loans has been adequately provided for in the Allowance for Loan and Lease Losses as of March 31, 2005.

Loans delinquent 90 days or more at March 31, 2005 totaled $7.0 million, and consisted primarily of a $4.8 million residential mortgage loan and a $1.8 million commercial loan to a single borrower.  Both loans are adequately secured.

Restructured loans still accruing interest at March 31, 2005 represented six loans to a single borrower.  All loans were current as of March 31, 2005 based upon their revised terms, and the Company is closely monitoring the borrower’s financial condition.

As of March 31, 2005, there were thirteen impaired loans to six borrowers totaling $7.8 million, compared to five impaired loans to three borrowers totaling $7.5 million a year ago, and eleven loans to six borrowers totaling $8.0 million at year-end 2004.  All impaired loans were comprised primarily of loans secured by commercial properties.

There was no other real estate at March 31, 2005 and 2004.  At December 31, 2004, there was one commercial property in other real estate that was sold during the first quarter of 2005.

Management continues to closely monitor loan delinquencies, and work with borrowers to resolve loan problems.  Any deterioration of Hawaii’s or California's economy may impact loan quality, and may result in increases in delinquencies, nonperforming assets, and restructured loans.

Provision for Loan and Lease Losses

A discussion of the Company’s accounting policy regarding the allowance for loan and lease losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Company’s allowance for loan and lease losses as of the dates and for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004

Allowance for loan losses:
Balance at beginning of period	$50,703	$24,774

Provision for loan and lease losses	917	300

Loan charge-offs:
Real estate:
Mortgage-residential	74	—
Commercial, financial and agruicultural	140	—
Consumer	1,128	302
Other	37	13
Total loan charge-offs	1,379	315

Recoveries:
Real estate:
Mortgage-commercial	277	—
Mortgage-residential	40	6
Commercial, financial and agricultural	637	30
Consumer	416	53
Other	12	—
Total recoveries	1,382	89

Net loan charge-offs (recoveries)	(3)	226

Balance at end of period	$51,623	$24,848

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.00%	0.06%

The provision for loan and lease losses was $917,000 for the first quarter of 2005 compared to $300,000 for the same period in 2004.  This increase is a result of the increase in nonperforming and delinquent loans during the period, primarily due to the CBBI merger.

The allowance for loan and lease losses, expressed as a percentage of total loans, was 1.60% at March 31, 2005, compared to 1.70% at March 31, 2004 and 1.64% at year-end 2004. Management believes that the allowance for loan and lease losses is adequate to cover the credit risks inherent in the loan portfolio. Any deterioration of Hawaii’s economy could adversely affect borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and provision for loan and lease losses.

Other Operating Income

Total other operating income increased 136.5% to $9.3 million for the first quarter of 2005 over the same period last year due primarily to the CBBI merger.  The first quarter of 2005 included a $1.5 million net gain on sale of investment securities.  Compared to the fourth quarter of 2004, other operating income increased 2.0%.  The fourth quarter of 2004 included a $620,000 net gain on a bulk sale of $65 million in residential mortgage loans.

Other Operating Expense

Total other operating expense was $30.9 million for the first quarter of 2005, up 112.8% from the first quarter last year due primarily to the CBBI merger.  Compared to the fourth quarter of 2004, other operating expense decreased by 12.8%.  Included in other operating expense were nonrecurring merger-related expenses totaling $1.5 million and $147,000 in the first quarters of 2005 and 2004, respectively.

Income Taxes

The effective tax rate was 27.54% for the first quarter of 2005, compared to 32.88% for the same period last year.   In the first quarter of 2005, the Company recognized $1.8 million in state tax credits from its investments in high-technology businesses in Hawaii.  The Company expects its effective tax rate to approximate 32% in the remaining quarters of 2005.  Factors that may affect the effective tax rate for the remainder of 2005 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of tax credits available to offset future taxable income.

Financial Condition

The CBBI merger added $2.06 billion in assets, $1.40 billion in loans, $324.9 million in investment securities, $1.38 billion in deposits and $345.6 million in shareholders’ equity as of September 15, 2004, the effective date of the merger.

Total assets at March 31, 2005 grew to $4.8 billion, compared to $2.3 billion at March 31, 2004 and $4.7 billion reported at year-end 2004.

Loans and leases, net of unearned income, grew to $3.2 billion, compared to $1.5 billion a year ago and $3.1 billion at year-end 2004.  The increase from year-end 2004 is primarily due to a $104.9 million increase in commercial construction loans originating in Hawaii and California.

Total deposits at March 31, 2005 were $3.4 billion, an increase from the $1.8 billion at March 31, 2004 and $3.3 billion at year-end 2004.

Capital Resources

Shareholders’ equity was $640.8 million at March 31, 2005, compared to $203.5 million a year ago, and $567.9 million at year-end 2004.  Book value per share at March 31, 2005 was $21.11, compared to $12.65 at March 31, 2004 and $20.17 at year-end 2004.

On January 26, 2005, the board of directors declared a first quarter cash dividend of $0.16 per share, comparable to the dividend per share declared in the first quarter of 2004.

In March 2005, the Company completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.6 million, net of expenses.  The proceeds will be used for general corporate purposes.

The Company maintains a stock repurchase program with available authorization totaling $12.2 million.  During the first quarter of 2005, the Company repurchased 2,893 shares of common stock at a weighted average repurchase price of $36.66 per share.

The Company has five statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities.  The statutory trusts are not consolidated in the Company’s consolidated financial statements as of March 31, 2005. However, the Federal Reserve has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the Company’s statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

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

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable to the Company as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2005:
Leverage capital	$434,152	9.94%	$174,771	4.00%	$259,381	5.94%
Tier 1 risk-based capital	434,152	11.67	148,779	4.00	285,373	7.67
Total risk-based capital	480,758	12.93	297,559	8.00	183,199	4.93

At December 31, 2004:
Leverage capital	$351,705	8.11%	$173,466	4.00%	$178,239	4.11%
Tier 1 risk-based capital	351,705	9.67	145,445	4.00	206,260	5.67
Total risk-based capital	397,300	10.93	290,890	8.00	106,410	2.93

In addition, FDIC-insured institutions such as the Company’s principal subsidiary, Central

Pacific Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth Central Pacific Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2005:
Leverage capital	$344,216	11.30%	$152,356	5.00%	$191,860	6.30%
Tier 1 risk-based capital	344,216	9.29	222,422	6.00	121,794	3.29
Total risk-based capital	390,668	10.54	370,704	10.00	19,964	0.54

At December 31, 2004:
Leverage capital	$182,561	7.51%	$121,472	5.00%	$61,089	2.51%
Tier 1 risk-based capital	182,561	9.65	113,467	6.00	69,094	3.65
Total risk-based capital	206,225	10.90	189,111	10.00	17,114	0.90

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

During the first three months of 2005, the Company’s overall liquidity position declined as loan growth exceeded deposit growth.  Consequently, the Company reduced its short-term investments and increased its short-term borrowings.

The Company anticipates that loan demand will continue to exceed deposit growth in 2005, resulting in additional liquidity needs.  Secondary funding sources, primarily the Federal Home Loan Bank of Seattle (“FHLB”), are expected to provide adequate funding to satisfy those needs.  CPB is a member of and maintains a line of credit with the FHLB.  At March 31, 2005, FHLB lines enabled CPB to borrow up to $1.1 billion of which $544.0 million is currently outstanding.

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

The primary analytical tool used by the Company to measure and manage its interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change.  Board policy requires that simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk.  The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2005 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Controls

 As of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.  Until the merger of City Bank into Central Pacific Bank in February 2005, each bank maintained separate and distinct operations, including but not limited to, internal control over financial reporting.  The consolidation of the operations, including the internal controls of those banking subsidiaries, did not materially affect and is not reasonably likely to materially affect, the internal control over financial reporting for Central Pacific Bank.

PART II.  OTHER INFORMATION

Items 1 to 5

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 10, 2005	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer

Date: May 10, 2005	/s/ Dean K. Hirata
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