Form 10-Q
period 2005-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2005-08-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

As of August 2, 2005, the number of shares of common stock outstanding of the registrant was 30,410,383 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2005 and 2004, and December 31, 2004

Consolidated Statements of Income - Three and six months ended June 30, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) - Six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements – June 30, 2005 and 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and generally include the words “believes”, “plans”, “intends”, “expects”, “anticipates” or words of similar meaning.  While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions, are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect.  Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to:  the impact of local, national, and international economies and events on the company’s business and operations and on tourism, the military, and other major industries operating within our markets; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates; and trading of the company’s stock.  For further information on factors that could cause actual results to materially differ from projections, please see our publicly available Securities and Exchange Commission filings, including our Form 10-K for the last fiscal year.  Be advised, we do not update any of our forward-looking statements.

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004

Assets
Cash and due from banks	$118,082	$84,869	$67,873
Interest-bearing deposits in other banks	1,312	52,978	41,247
Federal funds sold	—	25,600	3,500
Investment securities:
Held to maturity, at amortized cost (fair value of $78,652 at June 30, 2005, $101,869 at December 31, 2004, and $31,583 at June 30, 2004)	78,983	101,337	30,756
Available for sale, at fair value	1,018,597	798,084	627,683
Total investment securities	1,097,580	899,421	658,439

Loans held for sale	22,400	17,736	1,382

Loans	3,205,124	3,099,830	1,619,086
Less allowance for loan losses	51,657	50,703	24,934
Net loans	3,153,467	3,049,127	1,594,152

Premises and equipment	77,525	77,099	57,958
Accrued interest receivable	19,813	18,298	9,278
Investment in unconsolidated subsidiaries	12,369	11,536	5,634
Due from customers on acceptances	228	547	—
Other real estate	—	580	1,518
Goodwill	288,090	284,712	—
Core deposit premium	39,105	49,188	—
Other assets	88,810	80,211	57,848

Total assets	$4,918,781	$4,651,902	$2,498,829

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing deposits	$663,133	$594,401	$456,333
Interest-bearing deposits	2,843,019	2,732,625	1,475,496
Total deposits	3,506,152	3,327,026	1,931,829

Short-term borrowings	7,169	88,900	17,469
Long-term debt	675,524	587,380	323,088
Bank acceptances outstanding	228	547	—
Minority interest	12,781	12,782	10,062
Other liabilities	59,461	67,405	16,697
Toal liabilities	4,261,315	4,084,040	2,299,145

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 30,409,823 shares at June 30, 2005, 28,159,395 shares at December 31, 2004, and 16,107,807 shares at June 30, 2004	427,415	360,550	10,080
Surplus	45,848	45,848	45,848
Retained earnings	192,547	167,801	154,064
Deferred stock awards	(299)	(174)	(93)
Accumulated other comprehensive loss	(8,045)	(6,163)	(10,215)
Total shareholders’ equity	657,466	567,862	199,684

Total liabilities and shareholders’ equity	$4,918,781	$4,651,902	$2,498,829

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$54,138	$21,134	$104,972	$42,425
Interest and dividends on investment securities:
Taxable interest	7,948	5,546	15,397	10,627
Tax-exempt interest	1,630	1,018	2,635	2,009
Dividends	116	191	407	408
Interest on deposits in other banks	58	10	205	33
Interest on Federal funds sold and securities purchased under agreements to resell	21	—	79	9

Total interest income	63,911	27,899	123,695	55,511

Interest expense:
Interest on deposits	9,005	2,943	16,522	5,868
Interest on short-term borrowings	313	67	840	103
Interest on long-term debt	6,083	2,272	11,503	4,222

Total interest expense	15,401	5,282	28,865	10,193

Net interest income	48,510	22,617	94,830	45,318
Provision for loan losses	1,000	300	1,917	600
Net interest income after provision for loan losses	47,510	22,317	92,913	44,718

Other operating income:
Income from fiduciary activities	581	582	1,114	1,131
Service charges on deposit accounts	2,456	1,368	4,898	2,811
Other service charges and fees	3,028	1,444	5,804	2,695
Equity in earnings of unconsolidated subsidiaries	187	—	278	—
Fees on foreign exchange	188	161	406	334
Gains on sale of loans	687	75	1,189	114
Investment securities gains (losses)	(63)	—	1,446	—
Other	1,740	465	2,920	921

Total other operating income	8,804	4,095	18,055	8,006

Other operating expense:
Salaries and employee benefits	14,243	7,365	30,452	15,571
Net occupancy	2,289	1,009	5,044	2,103
Equipment	1,328	631	2,525	1,199
Amortization of core deposit premium	1,655	—	2,955	—
Communication expense	1,069	459	2,153	887
Legal and profesisonal services	1,724	842	4,360	1,490
Computer software expense	840	500	1,668	1,012
Advertising expense	493	374	1,258	909
Other	5,073	2,938	9,208	5,475

Total other operating expense	28,714	14,118	59,623	28,646

Income before income taxes	27,600	12,294	51,345	24,078
Income taxes	9,698	3,626	16,238	7,500

Net income	$17,902	$8,668	$35,107	$16,578

Per share data:
Basic earnings per share	$0.59	$0.54	$1.19	$1.03
Diluted earnings per share	0.58	0.53	1.17	1.01
Cash dividends declared	0.19	0.16	0.35	0.32

Basic weighted average shares outstanding	30,364	16,098	29,501	16,089
Diluted weighted average shares outstanding	30,843	16,391	30,025	16,401

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Loss	Total
Six months ended June 30, 2005
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net income	—	—	35,107	—	—	35,107
Net change in unrealized gain (loss) on investment securities, net of taxes of $(1,508)	—	—	—	—	(1,882)	(1,882)

Comprehensive income						33,225

Cash dividends ($0.35 per share)	—	—	(10,292)	—	—	(10,292)
2,012,500 shares issued in conjunction with common stock offering	64,210	—	—	—	—	64,210
236,466 shares of common stock issued in conjunction with stock option exercises	2,580	—	—	—	—	2,580
1,181 shares of common stock purchased by directors’ deferred compensation plan	(43)	—	—	—	—	(43)
2,893 shares of common stock repurchased	(37)		(69)			(106)
4,355 shares of deferred stock awards granted	155	—	—	(155)	—	—
Amortization of vested stock awards	—	—	—	30	—	30

Balance at June 30, 2005	$427,415	$45,848	$192,547	$(299)	$(8,045)	$657,466

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(1,197)	$—	$—	$—	$—	$(1,414)	$(1,414)
Less reclassification adjustment for gains included in net income, net of taxes of $312	—	—	—	—	468	468
Net change in unrealized loss on investment securities	$—	$—	$—	$—	$(1,882)	$(1,882)

Six months ended June 30, 2004
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net income	—	—	16,578	—	—	16,578
Net change in unrealized loss on investment securities, net of taxes of $(4,519)	—	—	—	—	(6,792)	(6,792)

Comprehensive income						9,786

Cash dividends ($0.32 per share)	—	—	(5,149)	—	—	(5,149)
41,450 shares of common stock issued in conjunction with stock option exercises	421	—	—	—	—	421
2,400 shares of deferred stock awards granted	70	—	—	(70)	—	—
Amortization of vested stock awards	—	—	—	27	—	27

Balance at June 30, 2004	$10,080	$45,848	$154,064	$(93)	$(10,215)	$199,684

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(4.519)	$—	$—	$—	$—	$(6,792)	$(6,792)
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(6,792)	$(6,792)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income	$35,107	$16,578
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,917	600
Provision for depreciation and amortization	3,589	1,937
Amortization of intangible assets	3,529	—
Net amortization of deferred stock awards	30	27
Net amortization of investment securities	1,771	1,210
Net gain on investment securities	(1,446)	—
Federal Home Loan Bank dividends received	(197)	(283)
Net gain on sale of loans	(1,189)	(114)
Proceeds from sales of loans held for sale	111,063	17,388
Originations of loans held for sale	(114,538)	(11,996)
Deferred income tax expense (benefit)	4,641	(6,887)
Equity in earnings of unconsolidated subsidiaries	(289)	—
Net (increase) decrease in other assets	(5,849)	186
Net decrease in other liabilities	(11,120)	(1,220)

Net cash provided by operating activities	27,019	17,426

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	21,826	3,529
Proceeds from sales of investment securities available for sale	102,638	—
Proceeds from maturities of and calls on investment securities available for sale	390,935	275,096
Purchases of investment securities available for sale	(717,077)	(394,346)
Net loan originations	(106,257)	(177,890)
Purchases of premises and equipment	(4,015)	(3,115)
Distributions from unconsolidated subsidiaries	526	—
Contributions to unconsolidated subsidiaries	(1,579)	(2,300)

Net cash used by investing activities	(313,003)	(299,026)

Cash flows from financing activities:
Net increase in deposits	179,126	178,545
Proceeds from long-term debt	100,000	172,000
Repayments of long-term debt	(11,856)	(34,798)
Net increase (decrease) in short-term borrowings	(81,731)	13,962
Cash dividends paid	(10,292)	(6,906)
Proceeds from sale of common stock	66,790	421
Repurchases of common stock	(106)	—

Net cash provided by financing activities	241,931	323,224

Net increase (decrease) in cash & cash equivalents	(44,053)	41,624

Cash and cash equivalents:
At beginning of period	163,447	70,996

At end of period	$119,394	$112,620

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,713	$10,498
Cash paid during the period for income taxes	$4,684	$9,120

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$—	$1,518
Net change in common stock held by directors’ deferred compensation plan	$43	$—
Deferred stock awards granted	$155	$70

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005 and 2004

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

The financial information included herein is unaudited, except for the consolidated balance sheet at December 31, 2004. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) revised Statement No. 123 (“SFAS 123R”), “Share Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including share-based payments to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  SFAS 123R eliminates use of the intrinsic value method of accounting for stock-based compensation, which was allowed under SFAS 123.  SFAS 123R also provides expanded guidance on measuring fair value and requires the use of a modified version of prospective application for all outstanding awards for which the requisite service period has not yet expired.  SFAS 123R is effective as of the first interim period that begins after June 15, 2005.

In April 2005, the Securities and Exchange Commission (the “SEC”) adopted a new rule that amended the compliance dates for the SFAS 123R.  The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the first interim period that begins after June 15, 2005.  The Company plans to adopt SFAS 123R on January 1, 2006.

Based on options granted as of June 30, 2005, and without any regard to any awards that may be issued prior to the adoption in 2006, implementation of SFAS 123R is expected to increase salaries and employee benefits by an annualized $1.1 million or $647,000, net of taxes.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”).  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used.  SFAS 154 also redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error, and requires that a change in depreciation, amortization or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company plans to adopt SFAS 154 on January 1, 2006, and does not expect such adoption to have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force (the “EITF”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”).  EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary, thereby requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions.  In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance.  In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than temporary impairment.  Rather, the FASB will issue FSP 115-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments,” which will supersede EITF 03-1.  FSP 115-1 is expected to be issued in August 2005 and would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005.  The Company does not expect the adoption of the provisions of FSP 115-1 to have a material impact on its consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$17,902	$8,668	$35,107	$16,578
Add: Stock-based compensation expense included in reported net income, net of related tax effects	11	14	18	16
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(172)	(365)	(345)

Pro forma net income	$17,730	$8,510	$34,760	$16,249

Earnings per share:
Basic - as reported	$0.59	$0.54	$1.19	$1.03
Basic - pro forma	$0.58	$0.53	$1.18	$1.01

Diluted - as reported	$0.58	$0.53	$1.17	$1.01
Diluted - pro forma	$0.57	$0.52	$1.16	$0.99

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

The Company closed nine CBBI branch offices in February 2005, and is in the process of vacating CBBI’s headquarters, consolidating certain operational functions with the Company’s operations, and reducing the workforce by approximately 70 employees.  Execution of these exit plans is expected to be completed by the end of the third quarter of 2005.  Certain adjustments to the estimates have been recorded as of June 30, 2005 as adjustments to the cost of the acquisition, including adjustments to estimated liabilities arising from the CB Bancshares, Inc. Severance Pay/Retention Pay Plan (the "CBBI Severance Plan"). The Company does not anticipate further adjustments to the CBBI Severance Plan accrual.

The following table sets forth information related to the exit costs accrued:

	Accrued as of	Adjustments to	Payments through	Balance as of
(Dollars in thousands)	September 14, 2004	estimates	June 30, 2005	June 30, 2005

Severance	$3,772	$2,548	$5,596	$724
Lease termination fees	7,672	—	1,083	6,589
Asset write-offs	4,457	—	133	4,324
Contract termination fees	1,700	339	1,848	191
Total assets	$17,601	$2,887	$8,660	$11,828

Unaudited Pro Forma Condensed Combined Financial Statements

The unaudited pro forma condensed combined statements of income illustrate how the results of operations of the combined organization may have appeared had the merger actually occurred at the beginning of the period presented.  The pro forma condensed combined statement of income is provided for illustrative purposes only and is not intended to reflect expected results of operations in future periods.

The pro forma results reflect the estimated impact of purchase price allocation adjustments and related amortization, and the elimination of reported one-time merger-related charges of $404,000 for the six months ended June 30, 2004 included in the Company’s historical results that are not expected to affect future periods’ results of operations.  The pro forma adjustments exclude the impact of merger cost synergies that are expected to be recognized in future periods.

Central Pacific Financial Corp. and CB Bancshares, Inc.

Pro Forma Condensed Combined Income Statement

Six Months Ended June 30, 2004

(Dollars in thousands, except per share amounts)	Six Months Ended June 30, 2004

Interest income	$110,289
Interest expense	20,652
Net interest income	89,637
Provision for loan losses	1,600
Net interest income after provision for loan losses	88,037

Other operating income	29,776
Other operating expense	60,799
Income before income taxes	57,014
Income taxes	18,019
Net income	$38,995

Earnings per share:
Basic	$1.39
Diluted	$1.37

Weighted average shares outstanding:
Basic	27,976
Diluted	28,452

3.     Goodwill and Other Intangibles

At June 30, 2005, goodwill recorded in conjunction with the CBBI merger amounted to $288.1 million, of which $145.7 million was allocated to the Hawaii Market reporting segment and $142.4 million was allocated to the Commercial Real Estate reporting segment.  In accordance with SFAS 142, no goodwill amortization was recorded.

Other intangible assets included a core deposit premium of $39.1 million at June 30, 2005 and mortgage servicing rights of $3.5 million and $506,000 at June 30, 2005 and 2004, respectively.  The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of June 30, 2005 and 2004 are presented below:

	June 30, 2005		June 30, 2004
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit premium	$44,642	$5,537	$—	$—
Mortgage servicing rights	8,155	4,685	3,375	2,869
	$52,797	$10,222	$3,375	$2,869

The following table presents changes in goodwill and other intangible assets for the periods presented:

	Three months ended June 30, 2005			Three months ended June 30, 2004
(Dollars in thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance, beginning of period	$289,848	$40,760	$3,650	$—	$—	$511
Additions (deductions)	(1,758)	—	73	—	—	58
Amortization	—	(1,655)	(253)	—	—	(63)
Balance, end of period	$288,090	$39,105	$3,470	$—	$—	$506

	Six months ended June 30, 2005			Six months ended June 30, 2004
(Dollars in thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance, beginning of period	$284,712	$49,188	$3,848	$—	$—	$506
Additions (deductions)	3,378	(7,128)	195	—	—	122
Amortization	—	(2,955)	(573)	—	—	(122)
Balance, end of period	$288,090	$39,105	$3,470	$—	$—	$506

Goodwill at June 30, 2005 reflected an increase of $3.4 million over the balance reported as of December 31, 2004 due to adjustments in purchase price allocation, primarily related to the core deposit premium and income tax liability amounts.  A third-party valuation of the core deposit premium was finalized in the first quarter of 2005 resulting in a reduction of $7.1 million in the core deposit premium and an extension of the amortization period from 10 years to 15 years.  During the second quarter of 2005, the Company completed an evaluation of tax credit carryforwards and the tax deductibility of merger-related costs, resulting in a $2.7 million reduction in goodwill.  In addition, $961,000 was recorded as an increase to goodwill, primarily related to the final estimated liability assumed in connection with the CBBI Severance Plan.

Amortization expense of core deposit premium totaled $1.7 and $3.0 million for the three and six months ended June 30, 2005, respectively.  The amortization expense recognized during the first quarter of 2005 reflects an adjustment to account for the reduction in core deposit premium amount and extension of the amortization period.  The Company estimates that amortization expense of core deposit premium will be $6.3 million in 2005.  In addition, the Company estimates that amortization expense of core deposit premium will be $3.9 million in 2006, $2.7 million in 2007 and $2.5 million in each subsequent year through 2010.

Amortization expense of mortgage servicing rights totaled $253,000 and $63,000 for the three months ended June 30, 2005 and 2004, respectively, and $573,000 and $122,000 for the six months ended June 30, 2005 and 2004, respectively.  Based on mortgage servicing rights held as of June 30, 2005, the Company estimates that amortization expense of mortgage servicing rights will be $917,000 in 2005.  In addition, the Company estimates that amortization expense of its existing mortgage servicing rights will be $902,000 in 2006, $791,000 in 2007, $769,000 in 2008, $449,000 in 2009 and $72,000 in 2010.

4.     Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, is presented below:

	June 30,
(Dollars in thousands)	2005	2004

Unrealized holding losses on available-for-sale investment securities	$(1,981)	$(4,116)
Pension liability adjustments	(6,064)	(6,099)
Balance at end of period	$(8,045)	$(10,215)

5.     Segment Information

The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury.  The segments reported are consistent with internal functional reporting lines.  They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.  The Commercial Real Estate segment includes construction and real estate development lending in Hawaii, California and Washington.  The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending, trust services and investment services.  A full range of deposit and loan products, and various other banking services are offered.  The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial
(Dollars in thousands)	Real Estate	Hawaii Market	Treasury	All Others	Total

Three months ended June 30, 2005:
Net interest income	$25,996	$14,158	$2,764	$5,592	$48,510
Intersegment net interest income (expense)	(13,533)	16,491	(3,719)	761	—
Provision for loan losses	87	599	—	314	1,000
Other operating income	55	6,990	464	1,295	8,804
Other operating expense	1,691	12,243	480	14,300	28,714
Administrative and overhead expense allocation	1,525	7,680	(1,148)	(8,057)	—
Income taxes	3,352	6,219	54	73	9,698

Net income	$5,863	$10,898	$123	$1,018	$17,902

Three months ended June 30, 2004:
Net interest income	$9,702	$8,276	$4,381	$258	$22,617
Intersegment net interest income (expense)	(4,858)	6,135	(1,256)	(21)	—
Provision for loan losses	58	193	—	49	300
Other operating income	4	3,380	106	605	4,095
Other operating expense	269	7,159	437	6,253	14,118
Administrative and overhead expense allocation	774	4,277	(220)	(4,831)	—
Income taxes	1,280	2,106	1,029	(789)	3,626

Net income	$2,467	$4,056	$1,985	$160	$8,668

Six months ended June 30, 2005:
Net interest income	$53,259	$28,842	$6,011	$6,718	$94,830
Intersegment net interest income (expense)	(26,473)	32,346	(6,687)	814	—
Provision for loan losses	209	1,015	—	693	1,917
Other operating income	73	13,078	2,054	2,850	18,055
Other operating expense	3,298	27,582	1,186	27,557	59,623
Administrative and overhead expense allocation	2,780	16,776	(1,746)	(17,810)	—
Income taxes	6,844	9,595	577	(778)	16,238

Net income	$13,728	$19,298	$1,361	$720	$35,107

Six months ended June 30, 2004:
Net interest income	$19,415	$16,729	$8,695	$479	$45,318
Intersegment net interest income (expense)	(9,695)	12,193	(2,474)	(24)	—
Provision for loan losses	42	491	—	67	600
Other operating income	20	6,695	233	1,058	8,006
Other operating expense	614	15,283	860	11,889	28,646
Administrative and overhead expense allocation	1,595	8,462	(437)	(9,620)	—
Income taxes	2,609	3,977	2,103	(1,189)	7,500

Net income	$4,880	$7,404	$3,928	$366	$16,578

At June 30, 2005:
Investment securities	$—	$—	$1,097,580	$—	$1,097,580
Loans (including loans held for sale)	1,515,551	1,427,921	—	284,052	3,227,524
Other	147,210	226,374	90,066	130,027	593,677

Total assets	$1,662,761	$1,654,295	$1,187,646	$414,079	$4,918,781

At December 31, 2004:
Investment securities	$—	$—	$899,421	$—	$899,421
Loans (including loans held for sale)	1,518,860	1,455,020	—	143,686	3,117,566
Other	140,094	232,407	146,000	116,414	634,915

Total assets	$1,658,954	$1,687,427	$1,045,421	$260,100	$4,651,902

6.     Pension Plans

Central Pacific Bank has a defined benefit retirement plan (“Pension Plan”) which covered certain eligible employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Interest cost	$399	$405	$798	$810
Expected return on plan assets	(475)	(431)	(950)	(862)
Recognized net loss (gain)	216	220	432	440

Net periodic cost	$140	$194	$280	$388

Central Pacific Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provides certain officers of Central Pacific Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

The following table sets forth the components of net periodic benefit cost for the SERP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$183	$—	$366	$—
Interest cost	125	36	250	72
Amortization of unrecognized transition obligation	6	1	12	2
Recognized prior service cost	4	4	8	8

Net periodic cost	$318	$41	$636	$82

The Company disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.3 million to its Pension Plan and $214,000 to its SERP in 2005.  During the six months ended June 30, 2005, the Company made contributions of $900,000 to its Pension Plan and $108,000 to its SERP, and presently anticipates that its contributions for 2005 will approximate the amounts disclosed at year-end 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made.  Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented.  We have discussed the development and selection of the critical accounting estimates discussed below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

Allowance for Loan Losses.  We maintain the allowance for loan losses (“Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan portfolio. For loans classified as impaired, an estimated impairment loss is calculated.  To estimate net loan losses on other loans, we perform a migration analysis and consider other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated.  Based on our estimate of the level of Allowance required, a provision for loan losses (“Provision”) is recorded to maintain the Allowance at an appropriate level.  Since we cannot predict with certainty the amount of loan losses that will be incurred, and because the eventual level of loan losses are impacted by numerous conditions beyond our control, a range of loss estimates has been used to determine the Allowance and Provision.

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

Overview of Material Events

We completed the merger between our wholly-owned subsidiaries, Central Pacific Bank and City Bank, including the consolidation of operations and reduction in branch network from 45 to 37, on February 22, 2005.

In March 2005, we completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.2 million, net of expenses.  The proceeds are being used for general corporate purposes.

Financial Summary

The merger with CBBI was accounted for under the purchase accounting method, and CBBI’s revenues and expenses are included in the consolidated financial statements from September 15, 2004, the date of closing.  The financial results for the three and six months ended June 30, 2004 did not include CBBI’s revenues and expenses, and accordingly, the 2005 periods presented are not comparable to the 2004 periods.

Net income for the three months ended June 30, 2005 and 2004 totaled $17.9 million and $8.7 million, respectively, reflecting a 106.5% increase.  Diluted earnings per share for those periods was $0.58 and $0.53, respectively, an increase of 9.4%.  Nonrecurring merger-related expenses totaling $524,000 and $257,000 were included in the consolidated statements of income for the three months ended June 30, 2005 and 2004, respectively.

Net income for the first half of 2005 of $35.1 million increased by 111.8% over the $16.6 million earned in 2004, while diluted earnings per share for those periods increased by 15.8% to $1.17 from $1.01.  Nonrecurring merger-related expenses of $2.0 million and $404,000 were included in the consolidated statements of income for the first half of 2005 and 2004, respectively.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Return on average assets	1.49%	1.50%	1.48%	1.47%

Return on average shareholders’ equity	10.95%	17.05%	11.21%	16.41%

Basic earnings per share	$0.59	$0.54	$1.19	$1.03

Diluted earnings per share	$0.58	$0.53	$1.17	$1.01

Net income to average tangible equity	22.12%	17.05%	23.81%	16.41%

Material Trends

Hawaii’s economy continues to reflect improvement in 2005. The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 2.5% in May 2005,

compared to 2.7% in May 2004.(1)  This represented Hawaii’s lowest level of unemployment in 14 years.  In California, the unemployment rate was 5.3% in May 2005, compared to 6.3% in May 2004.(2)  On the national level, the unemployment rate was 5.1% in May 2005, compared to 5.6% in May 2004.(3)

The housing market in Hawaii, supported by low mortgage interest rates, continues to show strong growth. Sales of single-family homes on the island of Oahu for the first half of 2005 were $2.7 billion, an increase of 29% over the same period last year.(4) The median sales price for single-family homes and for condominiums on Oahu during the month of June 2005 increased over the same period last year by 26% and 23%, respectively.(5)  In California, the median sales price for existing single-family homes in March 2005 increased by 16% over the comparable period in 2004.(6)

The construction industry in Hawaii continues to reflect strong growth. In 2004, the number of construction jobs grew by 4.9% and the amount of building commitments (i.e., private permits and public contracts) increased by approximately 37.7% over the prior year.(7) As of May 31, 2005, the number of construction jobs grew by 10.7% from a year ago,(8) and is expected to grow by 6.5% for the year.(9)

The Hawaii tourism market also continues to reflect strong growth. Total visitor arrivals for the first five months of 2005 increased by 7.4% over the same period last year.(10) Domestic and international visitor arrivals increased by 6.2% and 10.2%, respectively, for the first five months of 2005 compared to the same period last year.(11) Included in the international totals is a 8.3% increase in Japanese arrivals.(12)  For the year 2005, visitor arrivals are expected to increase by 5.1%, and visitor expenditures are forecast to increase by 6.1%.(13)

For the five months ended May 31, 2005, the hotel occupancy rate was 80.9% and the average daily room rate was $160.20, an increase of 4.5% and 5.9%, respectively, over the same period last year.(14)

(1) Hawaii State Department of Labor and Industrial Relations.

(2) State of California Employment Development Department.

(3) Hawaii State Department of Labor and Industrial Relations.

(4) Honolulu Board of Realtors.

(5) Ibid.

(6) State of California Department of Finance.

(7) University of Hawaii Economic Research Organization.

(8) Hawaii State Department of Labor and Industrial Relations.

(9) University of Hawaii Economic Research Organization.

(10) Hawaii State Department of Business, Economic Development and Tourism.

(11) Ibid.

(12) Ibid.

(13) Ibid.

(14) Ibid.

Our results of operations in 2005 may be directly impacted by the ability of Hawaii or California’s economy to sustain its pace of growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.  The strength of the real estate market, coupled with the level of market interest rates, may also affect loan growth and interest income as a result of higher-than-expected loan paydowns, similar to our experience in the second quarter of 2005 as discussed in “Results of Operations – Financial Condition.”  Further, the Hawaii or California economy were to suffer an adverse change, such as a decline in the real estate or tourism industries or a slower pace of growth than currently anticipated, this could adversely affect the our results of operations.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and six months ended June 30, 2005 and 2004 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

Central Pacific Financial Corp. and Subsidiaries

Average Balances, Interest Income & Expense, Yields and Rates (Taxable Equivalent)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$8,989	2.58%	$58	$4,320	0.93%	$10
Federal funds sold & securities purchased under agreements to resell	2,784	3.02%	21	308	0.00%	—
Taxable investment securities, excluding valuation allowance	863,872	3.73%	8,064	565,547	4.06%	5,737
Tax-exempt investment securities, excluding valuation allowance	129,190	7.76%	2,507	96,494	6.49%	1,566
Loans, net of unearned income	3,246,132	6.67%	54,138	1,481,473	5.71%	21,134
Total interest earning assets	4,250,967	6.10%	64,788	2,148,142	5.30%	28,447
Nonearning assets	559,788			158,664
Total assets	$4,810,755			$2,306,806

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$427,918	0.16%	$173	$200,660	0.13%	$63
Savings and money market deposits	1,124,634	0.62%	1,748	692,207	0.42%	731
Time deposits under $100,000	557,695	1.89%	2,631	214,477	1.43%	767
Time deposits $100,000 and over	678,545	2.63%	4,453	348,403	1.59%	1,382
Short-term borrowings	42,600	2.94%	313	19,830	1.35%	67
Long-term debt	626,670	3.88%	6,083	254,302	3.57%	2,272
Total interest-bearing liabilities	3,458,062	1.78%	15,401	1,729,879	1.22%	5,282
Noninterest-bearing deposits	621,206			342,558
Other liabilities	77,369			31,011
Shareholders’ equity	654,118			203,358
Total liabilities & shareholders’ equity	$4,810,755			$2,306,806

Net interest income			$49,387			$23,165

Net interest margin		4.65%			4.31%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average	Average		Average	Average
(Dollars in thousands)	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$17,998	2.28%	$205	$7,250	0.91%	$33
Federal funds sold & securities purchased under agreements to resell	6,545	2.41%	79	2,062	0.87%	9
Taxable investment securities, excluding valuation allowance	812,464	3.89%	15,804	532,291	4.15%	11,035
Tax-exempt investment securities, excluding valuation allowance	128,192	6.32%	4,054	94,435	6.55%	3,091
Loans, net of unearned income	3,204,319	6.55%	104,972	1,465,154	5.79%	42,425
Total interest earning assets	4,169,518	6.00%	125,114	2,101,192	5.39%	56,593
Nonearning assets	585,089			157,562
Total assets	$4,754,607			$2,258,754

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$428,476	0.20%	$422	$193,048	0.12%	$115
Savings and money market deposits	1,127,036	0.56%	3,157	686,291	0.43%	1,488
Time deposits under $100,000	550,978	1.88%	5,170	215,190	1.42%	1,533
Time deposits $100,000 and over	644,142	2.41%	7,773	345,253	1.58%	2,732
Short-term borrowings	64,111	2.62%	840	15,552	1.32%	103
Long-term debt	605,425	3.80%	11,503	233,755	3.61%	4,222
Total interest-bearing liabilities	3,420,168	1.69%	28,865	1,689,089	1.21%	10,193
Noninterest-bearing deposits	612,502			342,557
Other liabilities	95,417			25,058
Shareholders’ equity	626,520			202,050
Total liabilities & shareholders’ equity	$4,754,607			$2,258,754

Net interest income			$96,249			$46,400

Net interest margin		4.62%			4.42%

For the second quarter of 2005, interest income on a taxable equivalent basis totaled $64.8 million, increasing by 127.7% compared to the same period last year.  This increase was attributed primarily to a 97.9% increase in average interest earning assets in the second quarter of 2005 compared to the same period last year, due in large part to the merger with CBBI.  The yield on interest earning assets was 6.10% for the second quarter of 2005, compared to 5.30% for the same period last year, reflecting the increase in market interest rates in 2004 and 2005.  Interest income on loans of $54.1 million in the second quarter of 2005 increased by $33.0 million or 156.2% compared to the same period in 2004 due to the combination of the merger impact, organic loan growth and the increase in average yield from 5.71% in 2004 to 6.67% in 2005.

Interest expense of $15.4 million for the second quarter of 2005 increased by 191.6% over the second quarter of 2004.  This increase was due in part to a 99.9% increase in interest bearing liabilities for the second quarter of 2005 compared to the same period last year, which reflects the impact of the merger with CBBI.  The average rate on interest-bearing liabilities increased to 1.78% for the second quarter of 2005, compared to 1.22% for the same period in 2004.  Interest expense on total interest-bearing deposits of $9.0 million for the second quarter of 2005 increased by $6.1 million or 206.0% over the comparable period in 2004 reflecting the impact of the merger, organic deposit growth and an increase in the average rate on interest-bearing deposits from 0.81% in 2004 to 1.29% in 2005.  Interest expense on long-term debt increased by $3.8 million or 167.7% due primarily to debts assumed or incurred in connection with the merger.

Interest income and interest expense for the six months ended June 30, 2005 reflected similar trends noted in second quarter results.  Interest income on a taxable equivalent basis amounted to $125.1 million in the first half of 2005, increasing by $68.5 million or 121.1% over the comparable period in 2004.  Average interest earning assets increased by 98.4% due largely to the merger, while the average yield on interest earning assets increased to 6.00% from 5.39%.  Interest income on loans increased by $62.5 million or 147.4% in 2005 compared to 2004 reflecting a 118.7% increase in average loans and a 76 basis-point increase in average yield.

Interest expense for the six months ended June 30, 2005 totaled $28.9 million, an increase of $18.7 million or 183.2% over the comparable period in 2004.  During those periods, average interest-bearing liabilities increased by 102.5%, and the average rate on interest-bearing liabilities increased to 1.69% from 1.21%.  Interest expense on interest-bearing deposits for the first half of 2005 increased by $10.7 million or 181.6% over the first half of 2004 due to a 91.0% increase in average balances and a 38 basis-point increase in average rate.

The resultant tax-equivalent net interest income for the three and six months ended June 30, 2005 of $49.4 million and $96.2 million, respectively, increased by 113.2% and 107.4%, respectively, over the comparable periods in 2004.  The net interest margin was 4.65% in the second quarter of 2005, up from 4.31% in the second quarter of 2004, and the net interest margin of 4.62% for the first half of 2005 increased from 4.42% for the same period in 2004.  Net interest margin benefited from an increase in loan yields consistent with recent market rate increases, while rates on interest-bearing deposit liabilities have grown at a slower pace.  We expect net interest margin to remain relatively stable for the remainder of 2005, assuming we are able to achieve our growth targets and the current competitive pricing environment for loans and deposits does not change dramatically.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004

Nonaccrual loans:
Real estate:
Construction	$—	$126	$—
Mortgage-commercial	4,673	4,922	5,341
Mortgage-residential	6,546	1,529	—
Commercial, financial and agricultural	4,868	3,713	1,882
Consumer	—	—	—
Total nonaccrual loans	16,087	10,290	7,223

Other real estate	—	580	1,518
Total nonperforming assets	16,087	10,870	8,741

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	—	—	—
Mortgage-commercial	—	—	7,244
Mortgage-residential	—	49	7,095
Commercial, financial and agricultural	—	23	—
Consumer	433	321	18
Leases	3	—	—
Other	90	—	—
Total accruing loans delinquent for 90 days or more	526	393	14,357

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	423	428	—
Commercial, financial and agricultural	284	273	—
Total restructured loans still accruing interest	707	701	—

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$17,320	$11,964	$23,098

Total nonperforming assets as a percentage of loans and other real estate	0.50%	0.35%	0.54%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a precentage of loans and other real estate	0.51%	0.36%	1.42%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.54%	0.38%	1.42%

Nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest totaled $17.3 million at June 30, 2005, an increase over the year-end 2004 balance of $12.0 million, but a decrease from the year-ago balance of $23.1 million.

Nonaccrual loans totaled $16.1 million as of June 30, 2005.  The increase in nonaccrual loans over year-end 2004 reflects the addition of two loans totaling $6.6 million to a single borrower during the second quarter of 2005.  Nonaccrual commercial mortgage loans included two loans to a borrower totaling $3.4 million secured by a fee simple office building in downtown Honolulu and a loan to another borrower for $1.3 million secured by a leasehold interest on a commercial slaughterhouse on Oahu.  Foreclosure proceedings have recently been initiated on the office building.  The market value of the property exceeds the carrying value of the loan.  The slaughterhouse loan is partially secured by a U.S. Department of Agriculture guarantee.  Nonaccrual residential mortgage loans included one loan for $4.8 million to a borrower who filed for bankruptcy protection during the second quarter of 2005.  This loan is well secured, and no loss is anticipated at this time.  12 other loans, the largest being $550,000, comprised the remainder of the nonaccrual residential mortgage balance.  These loans are in various stages of collection, workout or foreclosure, with no material losses expected.  Nonaccrual commercial loans at June 30, 2005 included both secured and unsecured loans, the largest being a secured $1.8 million loan to the same borrower as the $4.8 million residential mortgage loan.  We believe that the potential loss exposure on nonaccrual loans has been adequately provided for in the Allowance as of June 30, 2005.

There was no other real estate at June 30, 2005, compared to $580,000 as of year-end 2004 and $1.5 million a year ago.

Accruing loans delinquent 90 days or more at June 30, 2005 totaled $526,000, compared to $393,000 at year-end 2004 and $14.4 million a year ago.  The decrease in delinquencies compared to June 30, 2004 reflect two loans to a borrower totaling $12.1 million that were brought current during the third quarter of 2004.

Restructured loans still accruing interest at June 30, 2005 represented six loans to a single borrower.  All loans were current as of June 30, 2005 based upon their revised terms, and we are monitoring the borrower’s financial condition.

As of June 30, 2005, there were 11 impaired loans to four borrowers totaling $7.8 million, compared to ten impaired loans to four borrowers totaling $7.6 million a year ago, and eleven loans to six borrowers totaling $8.0 million at year-end 2004.  All impaired loans were comprised primarily of loans secured by commercial properties.

We continue to monitor loan delinquencies and impairments and to work with borrowers to resolve loan problems.  Any deterioration of Hawaii or California’s economy may impact loan quality, and may result in increases in nonperforming assets, delinquencies and restructured loans.

Provision for Loan Losses

A discussion of our accounting policy regarding the allowance for loan losses is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Allowance for loan losses:
Balance at beginning of period	$51,623	$24,848	$50,703	$24,774

Provision for loan losses	1,000	300	1,917	600

Loan charge-offs:
Real estate:
Mortgage-residential	—	25	74	25
Commercial, financial and agruicultural	810	2	950	2
Consumer	1,022	193	2,150	495
Other	199	42	236	55
Total loan charge-offs	2,031	262	3,410	577

Recoveries:
Real estate:
Mortgage-commercial	3	—	280	—
Mortgage-residential	327	25	367	31
Commercial, financial and agricultural	264	1	901	31
Consumer	462	22	878	75
Other	9	—	21	—
Total recoveries	1,065	48	2,447	137

Net loan charge-offs	966	214	963	440

Balance at end of period	$51,657	$24,934	$51,657	$24,934

Annualized ratio of net loan charge-offs to average loans	0.12%	0.06%	0.06%	0.06%

The provision for loan losses (the “Provision”) was $1.0 million and $1.9 million for the three and six months ended June 30, 2005, respectively, compared to $300,000 and $600,000, respectively for the comparable periods in 2004.  This increase is reflective of the increase in nonaccrual loans during the past year and commensurate with the increase in net loan charge-offs.

The Allowance, expressed as a percentage of total loans, was 1.61% at June 30, 2005 compared to 1.64% at year-end 2004 and 1.54% a year ago. When expressed as a percentage of nonaccrual loans, the Allowance was 321%, 493% and 345% at June 30, 2005, year-end 2004 and June 30, 2004, respectively.  We believe that the Allowance is adequate to cover the credit risks inherent in the loan portfolio.  Any deterioration of Hawaii or California’s economy could adversely affect borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and Provision.

Net loan charge-offs totaled $1.0 million for the three and six months ended June 30, 2005, compared to $214,000 and $440,000, respectively in the comparable 2004 periods.  Loan charge-offs during the second quarter of 2005 included one commercial loan for $654,000.  Loan charge-offs and recoveries for the three and six months ended June 30, 2005 reflect an increase over the comparable periods in 2004 related to consumer loans, consistent with the levels recorded by CBBI prior to the merger.  When expressed as an annualized percentage of average loans, net loan charge-offs were 0.12% and 0.06% for the three and six months ended June 30, 2005, compared to 0.06% for each of the comparable periods in 2004.

Other Operating Income

Total other operating income increased by $4.7 million or 115.0% to $8.8 million for the second quarter of 2005 over the same period last year due primarily to the CBBI merger.  Service charges on deposit accounts increased by $1.1 million or 79.5%, other service charges and fees increased by $1.6 million or 109.7%, gains on sales of loans increased by $612,000 or 816.0% and other income increased by $1.3 million or 274.2% for the second quarter of 2005 over the same period last year.  The disproportionate increase in gains on sales of loans reflects CBBI’s relatively larger mortgage banking operation compared to our pre-merger level.  Compared to the first quarter of 2005, total other operating income decreased by $447,000 or 4.8% due to investment securities gains of $1.4 million recognized in the first quarter of 2005, offset by increases in other service charges and fees and gains on sales of loans.

For the six months ended June 30, 2005, total other operating income of $18.1 million increased by $10.0 million or 125.5% compared to the same period in 2004.  Service charges on deposits increased by $2.1 million or 74.2%, other service charges and fees increased by $3.1 million or 115.4%, gains on sales of loans increased by $1.1 million or 943.0%, investment securities gains increased by $1.4 million and other income increased by $2.0 million or 217.0%.

Other Operating Expense

Total other operating expense was $28.7 million for the second quarter of 2005, up $14.6 million or 103.4% over the second quarter of 2004 due primarily to the CBBI merger.  Salaries and employee benefits increased by $6.9 million or 93.4%, net occupancy increased by $1.3 million or 126.9% and other expense increased by $2.1 million or 72.7%.  Compared to the first quarter of 2005, total other operating expense decreased by $2.2 million or 7.1%.  During that period, salaries and employee benefits decreased by $2.0 million or 12.1% due largely to a reduction in staffing levels from the merger-related voluntary severance program.

Total other operating expense for the first half of 2005 of $59.6 million increased by $31.0 million or 108.1%, primarily the result of the merger.  Included in other operating expense were nonrecurring merger-related expenses totaling $524,000 and $2.0 million for the three and six months ended June 30, 2005, respectively, and $257,000 and $404,000, respectively, for the comparable periods in 2004.

Income Taxes

The effective tax rate was 35.14% and 31.63% for the second quarter and first half of 2005, respectively, compared to 29.49% and 31.15%, respectively, for the same periods in 2004.  In the first quarter of 2005, we recognized $1.8 million in state tax credits from investments in high-technology businesses in Hawaii.  State tax credits recognized in 2004 totaled $504,000 and $780,000 for the second quarter and first half, respectively.  We expect the effective tax rate to approximate 33% in the remaining quarters of 2005.  Factors that may affect the effective tax rate for the remainder of 2005 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of tax credits available to offset future taxable income.

Financial Condition

The CBBI merger added $2.06 billion in assets, $1.40 billion in loans, $324.9 million in investment securities, $1.38 billion in deposits and $345.6 million in shareholders’ equity as of September 15, 2004, the effective date of the merger.

On July 21, 2005, Central Pacific Bank signed an Agreement of Acquisition with Hawaii HomeLoans, Inc. to provide enhanced mortgage lending capabilities and bolster our position in the residential mortgage market in Hawaii.  The acquisition, which is expected to close in mid-August 2005, is not expected to have a material impact on our consolidated financial statements or future results of operations.

Total assets at June 30, 2005 grew to $4.92 billion, increasing by $226.9 million or 5.7% compared to $4.65 billion at year-end 2004, and by $2.42 billion over June 30, 2004.

Loans, net of unearned income, grew to $3.21 billion, compared to $3.10 billion at year-end 2004 and $1.62 billion a year ago.  The increase from year-end 2004 is primarily due to an increase in commercial construction loans originating in Hawaii and California.  During the second quarter of 2005, loan payoffs and prepayments exceeded expectations, offsetting a strong quarter for loan originations.  The strong real estate market, while providing lending opportunities, also results in accelerated payoffs.  Based on current loan pipeline estimates, we expect loan origination activity to remain at or near current levels for the remainder of 2005, with loan prepayment activity diminishing slightly to allow for net loan growth.

Total deposits at June 30, 2005 were $3.51 billion, an increase of $179.1 million or 5.4% over the $3.33 billion at year-end 2004, and compared to $1.93 billion a year ago.  Noninterest-

bearing deposits increased by $68.7 million or 11.6% in the first half of 2005, while interest-bearing deposits increased by $110.4 million or 4.0%.  We have been focusing our sales efforts on our premier product, the Exceptional Checking and Savings accounts, supplemented by Free Checking and periodic certificate of deposit specials, to generate deposit growth in the Hawaii market.

Capital Resources

Shareholders’ equity was $657.5 million at June 30, 2005, compared to $567.9 million at year-end 2004 and $199.7 million a year ago.  Book value per share at June 30, 2005 was $21.62, compared to $20.17 at year-end 2004 and $12.40 a year ago.

On April 27, 2005, the board of directors declared a second quarter cash dividend of $0.19 per share, an increase of 18.8% over the $0.16 per share dividend declared in the first quarter of 2005 and the prior year’s second quarter.  For the first half of 2005, dividends declared of $0.35 per share increased by 9.4% over dividends declared in the first half of 2004.

In March 2005, we completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.2 million, net of expenses.  The proceeds will be used for general corporate purposes.

We maintain a stock repurchase program with available authorization totaling $9.5 million.  There were no repurchases of common stock during the second quarter of 2005.  During the first quarter of 2005, we repurchased 2,893 shares of common stock in a transaction related to the CBBI merger at a weighted average repurchase price of $36.66 per share.

We have five statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities.  The statutory trusts are not consolidated in the consolidated financial statements as of June 30, 2005. However, the Federal Reserve has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

Our objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks.  Furthermore, we seek to ensure that regulatory guidelines and industry standards for well-capitalized institutions are met.

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

The following table sets forth our capital ratios and capital adequacy requirements applicable as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2005:
Leverage capital	$449,669	10.02%	$179,567	4.00%	$270,102	6.02%
Tier 1 risk-based capital	449,669	12.08	148,858	4.00	300,811	8.08
Total risk-based capital	496,297	13.34	297,716	8.00	198,581	5.34

At December 31, 2004:
Leverage capital	$351,705	8.11%	$173,466	4.00%	$178,239	4.11%
Tier 1 risk-based capital	351,705	9.67	145,445	4.00	206,260	5.67
Total risk-based capital	397,300	10.93	290,890	8.00	106,410	2.93

In addition, FDIC-insured institutions such as our principal banking subsidiary, Central Pacific Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth Central Pacific Bank’s capital ratios and capital requirements to be considered “well capitalized” as of the dates indicated.

	Actual		Minimum required to be well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2005:
Leverage capital	$366,486	11.30%	$223,263	5.00%	$143,223	6.30%
Tier 1 risk-based capital	366,486	9.29	222,536	6.00	143,950	3.29
Total risk-based capital	412,959	10.54	370,893	10.00	42,066	0.54

At December 31, 2004:
Leverage capital	$182,561	7.51%	$121,472	5.00%	$61,089	2.51%
Tier 1 risk-based capital	182,561	9.65	113,467	6.00	69,094	3.65
Total risk-based capital	206,225	10.90	189,111	10.00	17,114	0.90

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in investment opportunities as they arise.  We monitor our liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources.

During the second quarter of 2005, our overall liquidity position improved as deposit growth exceeded loan growth.  Cash flows generated from the growth in deposits were consequently, redeployed into the investment securities portfolio, which increased by $179.4 million during the second quarter of 2005.

We anticipate that loan demand will exceed deposit growth in the second half of 2005, resulting in additional liquidity needs.  Secondary funding sources, primarily the Federal Home Loan Bank of Seattle (“FHLB”), are expected to provide adequate funding to satisfy those needs.  Central Pacific Bank is a member of, and maintained a $1.2 billion line of credit with, the FHLB as of June 30, 2005, of which $545.7 million was outstanding.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices.  Our primary market risk exposure is interest rate risk.  The ongoing monitoring and management of this risk is an important component of our asset/liability management process that is governed by policies established by its Board of Directors.  The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (“ALCO”).  In this capacity, ALCO develops strategies to coordinate rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives.

The primary analytical tool we use to measure and manage interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change.  Board policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk.  The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2005 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (the “Meeting”) was held on April 26, 2005 for the purpose of considering and voting upon the following matters:

•                  To elect five persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

•                  To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005;

•                  To approve an amendment to the Restated Articles of Incorporation of Central Pacific Financial Corp. to add a new Article IX regarding limitation of liability for directors as provided under Hawaii law;

•                  To transact such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for, votes cast against or withheld, and abstentions or nonvotes for each of the directors nominated.  A total of 28,270,840 shares, or 86.6% of eligible shares were represented at the meeting.

		Votes Cast
		Against or	Abstentions
Name	For	Withheld	or Nonvotes

Earl E. Fry	23,420,693	1,056,632	None
B. Jeannie Hedberg	23,419,747	1,057,578	None
Duane K. Kurisu	23,741,637	735,688	None
Colbert M. Matsumoto	23,789,126	688,199	None
Crystal K. Rose	23,398,621	1,078,704	None

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Expiration of
Name	Term

Richard J. Blangiardi	2006
Clayton K. Honbo	2006
Paul J. Kosasa	2006
Mike K. Sayama	2006
Dwight L. Yoshimura	2006
Clint Arnoldus	2007
Christine H.H. Camp Friedman	2007
Dennis L. Hirota	2007
Ronald K. Migita	2007
Maurice H. Yamasato	2007

The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved with a total of 24,052,610 votes cast for, 102,028 votes cast against, and 322,686 abstentions or nonvotes.

The amendment to the Restated Articles of Incorporation of Central Pacific Financial Corp. to add a new Article IX regarding limitation of liability for directors as provided for under Hawaii law was approved with a total of 21,135,196 votes cast for, 3,000,173 votes cast against, and 341,955 abstentions or nonvotes.

Item 6.   Exhibits

Exhibit 3.1 -    Restated Articles of Incorporation of the Registrant*

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 8, 2005	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer

Date: August 8, 2005	/s/ Dean K. Hirata
Dean K. Hirata
Executive Vice President and
Chief Financial Officer

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002