Form 10-Q
period 2005-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2005-11-09
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of October 31, 2005, the number of shares of common stock outstanding of the registrant was 30,412,482 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2005 and 2004, and December 31, 2004

Consolidated Statements of Income - Three and nine months ended September 30, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss - Nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements – September 30, 2005 and 2004

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

Item 1.             Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Assets
Cash and due from banks	$111,223	$84,869	$114,645
Interest-bearing deposits in other banks	15,971	52,978	33,672
Federal funds sold	—	25,600	3,160
Investment securities:
Held to maturity, at amortized cost (fair value of $76,515 at September 30, 2005, $101,869 at December 31, 2004, and $104,694 at September 30, 2004)	77,418	101,337	103,520
Available for sale, at fair value	871,942	749,484	752,144
Total investment securities	949,360	850,821	855,664

Loans held for sale	53,970	17,736	11,256

Loans	3,366,620	3,099,830	3,061,867
Less allowance for loan losses	52,745	50,703	49,879
Net loans	3,313,875	3,049,127	3,011,988

Premises and equipment	72,982	77,099	76,786
Accrued interest receivable	20,787	18,298	17,424
Investment in unconsolidated subsidiaries	12,298	11,536	10,935
Due from customers on acceptances	202	547	231
Other real estate	—	580	580
Goodwill	299,232	284,712	283,872
Core deposit premium	37,450	49,188	51,124
Other assets	154,212	128,811	141,126

Total assets	$5,041,562	$4,651,902	$4,612,463

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing deposits	$659,699	$594,401	$579,337
Interest-bearing deposits	2,811,098	2,732,625	2,718,883
Total deposits	3,470,797	3,327,026	3,298,220

Short-term borrowings	114,448	88,900	56,775
Long-term debt	709,685	587,380	592,673
Bank acceptances outstanding	202	547	231
Minority interest	13,541	12,782	13,082
Other liabilities	67,881	67,405	92,043
Total liabilities	4,376,554	4,084,040	4,053,024

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,412,482 shares at September 30, 2005, 28,159,395 shares at December 31, 2004, and 28,028,455 shares at September 30, 2004	427,458	360,550	359,193
Surplus	46,362	45,848	45,848
Retained earnings	204,765	167,801	159,168
Deferred stock awards	(280)	(174)	(152)
Accumulated other comprehensive loss	(13,297)	(6,163)	(4,618)
Total shareholders’ equity	665,008	567,862	559,439

Total liabilities and shareholders’ equity	$5,041,562	$4,651,902	$4,612,463

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$56,366	$28,591	$161,338	$71,016
Interest and dividends on investment securities:
Taxable interest	8,980	5,795	24,377	16,422
Tax-exempt interest	1,297	1,068	3,932	3,077
Dividends	93	249	500	657
Interest on deposits in other banks	37	45	242	78
Interest on Federal funds sold and securities purchased under agreements to resell	87	13	166	22

Total interest income	66,860	35,761	190,555	91,272

Interest expense:
Interest on deposits	9,969	3,853	26,491	9,721
Interest on short-term borrowings	319	138	1,159	241
Interest on long-term debt	6,998	3,204	18,501	7,426

Total interest expense	17,286	7,195	46,151	17,388

Net interest income	49,574	28,566	144,404	73,884
Provision for loan losses	1,000	533	2,917	1,133
Net interest income after provision for loan losses	48,574	28,033	141,487	72,751

Other operating income:
Income from fiduciary activities	649	559	1,763	1,690
Service charges on deposit accounts	3,383	1,671	8,281	4,482
Other service charges and fees	3,369	1,498	9,173	4,193
Equity in earnings of unconsolidated subsidiaries	263	37	541	37
Fees on foreign exchange	188	149	594	483
Gains on sales of loans	2,134	296	3,323	410
Investment securities gains (losses)	(23)	174	1,423	174
Other	1,511	560	4,431	1,481

Total other operating income	11,474	4,944	29,529	12,950

Other operating expense:
Salaries and employee benefits	17,594	11,288	48,046	26,859
Net occupancy	2,516	1,292	7,560	3,395
Equipment	1,196	821	3,721	2,020
Amortization of core deposit premium	1,656	645	4,611	645
Communication expense	947	546	3,100	1,433
Legal and professional services	1,600	2,998	5,960	4,488
Computer software expense	553	593	2,221	1,605
Advertising expense	662	728	1,920	1,637
Other	5,617	3,148	14,825	8,623

Total other operating expense	32,341	22,059	91,964	50,705

Income before income taxes	27,707	10,918	79,052	34,996
Income taxes	9,710	3,234	25,948	10,734

Net income	$17,997	$7,684	$53,104	$24,262

Per share data:
Basic earnings per share	$0.59	$0.42	$1.78	$1.44
Diluted earnings per share	0.58	0.41	1.75	1.42
Cash dividends declared	0.19	0.16	0.54	0.48

Basic weighted average shares outstanding	30,401	18,195	29,804	16,796
Diluted weighted average shares outstanding	30,836	18,528	30,266	17,115

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated other comprehensive loss	Total
Nine months ended September 30, 2005
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net income	—	—	53,104	—	—	53,104
Net change in unrealized gain (loss) on investment securities, net of taxes of $(4,834)	—	—	—	—	(7,134)	(7,134)

Comprehensive income						45,970

Cash dividends ($0.54 per share)	—	—	(16,071)	—	—	(16,071)
2,012,500 shares issued in conjunction with common stock offering	64,210	—	—	—	—	64,210
239,125 shares of common stock issued in conjunction with stock option exercises	2,626	—	—	—	—	2,626
1,181 shares of common stock purchased by directors’ deferred compensation plan	(46)	—	—	—	—	(46)
2,893 shares of common stock repurchased	(37)		(69)			(106)
4,355 shares of deferred stock awards granted	155	—	—	(155)	—	—
Amortization of vested stock awards	—	—	—	49	—	49
Tax impact of nonqualified stock options exercised	—	514	—	—	—	514
.
Balance at September 30, 2005	$427,458	$46,362	$204,765	$(280)	$(13,297)	$665,008

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(4,771)	$—	$—	$—	$—	$(7,039)	$(7,039)
Less reclassification adjustment for gains included in net income, net of taxes of $63	—	—	—	—	95	95
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(7,134)	$(7,134)

Nine months ended September 30, 2004
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net income	—	—	24,262	—	—	24,262
Net change in unrealized gain (loss) on investment securities, net of taxes of $(737)	—	—	—	—	(1,195)	(1,195)

Comprehensive income						23,067

Cash dividends ($0.48 per share)	—	—	(7,729)	—	—	(7,729)
11,887,012 shares of common stock issued in conjunction with merger with CB Bancshares, Inc.	348,757	—	—	—	—	348,757
72,686 shares of common stock issued in conjunction with stock option exercises	711	—	—	—	—	711
2,400 shares of deferred stock awards granted	136	—	—	(136)	—	—
Amortization of vested stock awards	—	—	—	34	—	34

Balance at September 30, 2004	$359,193	$45,848	$159,168	$(152)	$(4,618)	$559,439

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $(1,565)	$—	$—	$—	$—	$(2,440)	$(2,440)
Less reclassification adjustment for gains included in net income, net of taxes of $828	—	—	—	—	(1,245)	(1,245)
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(1,195)	$(1,195)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income	$53,104	$24,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,917	1,133
Provision for depreciation and amortization	5,786	3,083
Amortization of intangible assets	5,697	4,625
Net amortization of deferred stock awards	50	35
Net amortization of investment securities	3,162	1,451
Net gain on investment securities	(1,423)	(174)
Net gain on sale of loans	(3,323)	(410)
Proceeds from sales of loans held for sale	197,927	31,746
Originations of loans held for sale	(230,838)	(23,772)
Deferred income tax expense (benefit)	14,713	(33,003)
Equity in earnings of unconsolidated subsidiaries	(541)	(37)
Net increase in other assets	(16,539)	(6,969)
Net increase (decrease) in other liabilities	(15,572)	10,775

Net cash provided by operating activities	15,120	12,745

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	23,298	5,571
Proceeds from sales of investment securities available for sale	121,524	51,319
Proceeds from maturities of and calls on investment securities available for sale	595,998	388,274
Purchases of investment securities available for sale	(853,066)	(474,846)
Net loan originations	(239,099)	(225,301)
Purchases of premises and equipment	(4,968)	(4,735)
Distributions from unconsolidated subsidiaries	536	—
Contributions to unconsolidated subsidiaries	(1,998)	(3,817)
Merger with CB Bancshares, Inc., net of cash and cash equivalents acquired	—	(44,199)
Acquisition of Hawaii HomeLoans, Inc., net of cash and cash equivalents acquired	(8,300)	—

Net cash used in investing activities	(366,075)	(307,734)

Cash flows from financing activities:
Net increase in deposits	143,677	169,823
Proceeds from long-term debt	150,000	172,000
Repayments of long-term debt	(27,695)	(4,451)
Net increase (decrease) in short-term borrowings	(2,452)	46,874
Cash dividends paid	(16,071)	(9,486)
Proceeds from sale of common stock	67,312	710
Repurchases of common stock	(69)	—

Net cash provided by financing activities	314,702	375,470

Net increase (decrease) in cash & cash equivalents	(36,253)	80,481

Cash and cash equivalents:
At beginning of period	163,447	70,996

At end of period	$127,194	$151,477

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,176	$17,075
Cash paid during the period for income taxes	$25,444	$14,830

Supplemental disclosure of noncash investing & financing activities:
Reclassification of loans to other real estate	$—	$1,518
Net change in common stock held by directors’ deferred compensation plan	$46	$—
Deferred stock awards granted	$155	$136

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005 and 2004

1.                                       Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Central Pacific Financial Corp. (“CPF” or the “Company”) and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of CB Bancshares, Inc. (“CBBI”) and Central Pacific HomeLoans, Inc. (“CPHL”), formerly known as Hawaii HomeLoans, Inc. (“HHL”), are included in the consolidated financial statements from September 15, 2004 and August 17, 2005, respectively.

The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) revised Statement No. 123 (“SFAS 123R”), “Share Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including share-based payments to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  SFAS 123R eliminates use of the intrinsic value method of accounting for stock-based compensation, which was allowed under SFAS 123.  SFAS 123R also provides expanded guidance on measuring fair value and requires the use of a modified version of prospective or retrospective application for all outstanding awards for which the requisite service period has not yet expired.  SFAS 123R was to be effective as of the first interim period beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (the “SEC”) adopted a new rule that amended the compliance dates for the SFAS 123R.  The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the first interim period that begins after June 15, 2005.  The Company plans to adopt SFAS 123R on January 1, 2006.

Based on options granted as of September 30, 2005, and without any regard to any future awards that may be issued prior to the adoption in 2006, implementation of SFAS 123R is expected to increase salaries and employee benefits by an annualized $647,000, net of taxes.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$17,997	$7,684	$53,104	$24,262
Add: Stock-based compensation expense included in reported net income, net of related tax effects	11	5	29	21
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(186)	(548)	(530)

Pro forma net income	$17,825	$7,503	$52,585	$23,753

Earnings per share:
Basic - as reported	$0.59	$0.42	$1.78	$1.44
Basic - pro forma	$0.58	$0.41	$1.76	$1.41

Diluted - as reported	$0.58	$0.41	$1.75	$1.42
Diluted - pro forma	$0.57	$0.40	$1.73	$1.39

2.                                       Merger with CB Bancshares, Inc.

The Company completed its merger with CBBI (the “Merger”) on September 15, 2004 (the “Effective Date”).  At the Effective Date, CBBI had consolidated assets of $1.8 billion (including loans of $1.4 billion and investment securities of $324.8 million) and consolidated total liabilities of $1.7 billion (including total deposits of $1.4 billion and borrowings of $239.6 million).

Exit and Restructuring Costs

At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations.  These liabilities, net of tax, were included in the cost of the Merger, resulting in an increase in goodwill.  Certain adjustments to the estimates have been recorded as of September 30, 2005 as adjustments to the cost of the merger.

The Company closed nine CBBI branch offices in February 2005 and vacated the former CBBI headquarters, consolidated certain operational functions with the Company’s operations, and eliminated approximately 70 positions from the combined organization. These exit plans were finalized and completed in the third quarter of 2005.

The following table sets forth information related to the exit costs accrued:

(Dollars in thousands)	Accrued as of September 14, 2004	Adjustments to estimates	Payments through September 30, 2005	Balance as of September 30, 2005

Severance	$3,772	$2,039	$5,731	$80
Lease termination fees	7,672	4,920	2,414	10,178
Asset write-offs	4,457	516	3,990	983
Contract termination fees	1,700	550	1,858	392
Total liabilities	$17,601	$8,025	$13,993	$11,633

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

The pro forma results reflect the estimated impact of purchase price allocation adjustments and the elimination of reported one-time merger-related charges of $2,119,000 and $3,330,000 for the three and nine months ended September 30, 2004, respectively, included in the Company’s historical results that are not expected to affect future periods’ results of operations.  The pro forma adjustments exclude the impact of cost synergies that are expected to be recognized in future periods.

Central Pacific Financial Corp. and CB Bancshares, Inc.

Pro Forma Condensed Combined Income Statement

Three and Nine Months Ended September 30, 2004

(Dollars in thousands, except per share amounts)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Interest income	$57,913	$167,872
Interest expense	11,585	32,382
Net interest income	46,328	135,490
Provision for loan losses	(1,085)	515
Net interest income after provision for loan losses	47,413	134,975

Other operating income	9,068	38,844
Other operating expense	36,453	97,224
Income before income taxes	20,028	76,595
Income taxes	7,492	25,332
Net income	$12,536	$51,263

Earnings per share:
Basic	$0.45	$1.83
Diluted	$0.44	$1.79

Weighted average shares outstanding:
Basic	28,014	27,989
Diluted	28,569	28,560

3.                                       Acquisition of Hawaii HomeLoans, Inc.

Pursuant to the Agreement of Acquisition by and between Central Pacific Bank and HHL dated July 21, 2005, the Company completed its acquisition of HHL (the “Acquisition”) on August 17, 2005 (the “Acquisition Date”).

HHL was a mortgage banking company with three full-service offices in Hawaii.  In addition to the opportunity to enhance shareholder value, the Acquisition is expected to enhance the Company’s mortgage banking operations by providing expanded product lines and greater convenience.  The mortgage banking operation is also a natural complement to the Company’s strong commercial real estate lending base, providing the opportunity for the Company to participate in the entire cycle of financing, from the developer to the consumer.

At the Acquisition Date, HHL had assets of $36.7 million (including loans held for sale of $28.7 million and mortgage servicing rights of $6.6 million) and total liabilities of $32.2 million (including borrowings of $29.5 million).  The Company paid $9.0 million in cash on the Acquisition Date.  Additional cash consideration may be paid over the next three years as a result of earnout and overage provisions tied to mortgage loan origination volumes during those periods.

The Acquisition was accounted for using the purchase accounting method in accordance with SFAS 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Acquisition Date as summarized below.  The Company applied the provisions of SFAS 142 as required for goodwill and intangible assets, and accordingly no goodwill amortization is recognized in connection with this transaction.  It is anticipated that none of the goodwill resulting from the Acquisition will be deductible for income tax purposes.

A mortgage servicing rights premium of $2.1 million was recorded in connection with the Acquisition and is being amortized on an accelerated basis over 10 years.  Amortization expense recognized in the three months ended September 30, 2005 related to the mortgage servicing rights premium amounted to $66,000.  The Company is in the process of finalizing a third-party valuation of the mortgage servicing rights; thus the allocation of the purchase price is subject to refinement over the allocation period.

The following tables present information regarding the purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed:

(Dollars in thousands)

Total purchase price	$9,000
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Mortgage servicing rights	2,058
Other assets	(16)
Other liabilities	(1,183)
HHL shareholders’ equity	4,530
Estimated fair value of net assets acquired	5,389

Estimated goodwill	$3,611

Fair Value of Net Assets Acquired

	Balance at August 17, 2005	Fair Value Adjustments	Fair Value at August 17, 2005
Assets:
Cash and due from banks	$700	$—	$700
Net loans	28,698	—	28,698
Mortgage servicing rights	6,576	2,058	8,634
Other assets	759	(16)	743
Goodwill	—	3,611	3,611
Total Assets	36,733	5,653	42,386

Liabilities:
Short-term borrowings	29,500	—	29,500
Other liabilities	2,703	1,183	3,886
Total liabilities	32,203	1,183	33,386

Net assets acquired	$4,530	$4,470	$9,000

4.                                       Goodwill and Other Intangibles

At September 30, 2005, goodwill recorded in conjunction with the acquisitions of HHL and CBBI totaled $299.2 million, of which $153.1 million was allocated to the Hawaii Market reporting segment and $146.1 million was allocated to the Commercial Real Estate reporting segment.

Other intangible assets included a core deposit premium of $37.5 million and $51.1 million and mortgage servicing rights of $11.8 million and $3.5 million at September 30, 2005 and 2004, respectively.  The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of September 30, 2005 and 2004 are presented below:

	September 30, 2005		September 30, 2004
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit premium	$44,642	$7,192	$51,769	$645
Mortgage servicing rights	17,111	5,263	6,463	2,944
	$61,753	$12,455	$58,232	$3,589

The following table presents changes in goodwill and other intangible assets for the periods presented:

	Three months ended September 30, 2005			Three months ended September 30, 2004
(Dollars in thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance, beginning of period	$288,090	$39,105	$3,470	$—	$—	$506
Additions (deductions)	11,142	—	8,956	283,872	51,769	3,088
Amortization	—	(1,655)	(578)	—	(645)	(75)
Balance, end of period	$299,232	$37,450	$11,848	$283,872	$51,124	$3,519

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
(Dollars in thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance, beginning of period	$284,712	$49,188	$3,848	$—	$—	$506
Additions (deductions)	14,520	(7,127)	9,151	283,872	51,769	3,210
Amortization	—	(4,611)	(1,151)	—	(645)	(197)
Balance, end of period	$299,232	$37,450	$11,848	$283,872	$51,124	$3,519

Goodwill at September 30, 2005 reflected an increase of $14.5 million over the balance reported as of December 31, 2004 due to adjustments in purchase price allocation and the acquisition of HHL during the third quarter of 2005.  A third-party valuation of the core deposit premium for the CBBI merger was finalized in the first quarter of 2005 resulting in a reduction of $7.1 million in the core deposit premium and an extension of the amortization period from 10 years to 15 years.   During the second quarter of 2005, the Company completed an evaluation of tax credit carryforwards and the tax deductibility of merger-related costs, resulting in a $2.7 million reduction in goodwill.

Amortization expense of core deposit premium totaled $1.7 and $4.6 million for the three and nine months ended September 30, 2005, respectively.  The Company estimates that amortization expense of core deposit premium will be $6.3 million in 2005.  In addition, the Company estimates that amortization expense of core deposit premium will be $3.9 million in 2006, $2.7 million in 2007 and $2.5 million in each subsequent year through 2010.

Amortization expense of mortgage servicing rights totaled $578,000 and $75,000 for the three months ended September 30, 2005 and 2004, respectively, and $1.2 million and $197,000 for the nine months ended September 30, 2005 and 2004, respectively.  During the third quarter of 2005, the acquisition of HHL resulted in an addition of $8.6 million in mortgage servicing rights.  Based on mortgage servicing rights held as of September 30, 2005, the Company estimates that amortization expense of mortgage servicing rights will be $1.9 million in 2005.  In addition, the Company estimates that amortization expense of mortgage servicing rights will be $3.2 million in 2006, $3.3 million in 2007, $3.6 million in 2008, $3.6 million in 2009 and $3.7 million in 2010.

5.                                       Comprehensive Loss

Components of other comprehensive loss, net of taxes, is presented below:

	September 30,
(Dollars in thousands)	2005	2004

Unrealized holding gains (losses) on available-for-sale investment securities	$(7,233)	$1,481
Pension liability adjustments	(6,064)	(6,099)
Balance at end of period	$(13,297)	$(4,618)

6.                                       Segment Information

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

Segment profits and assets are provided in the following table for the periods indicated.

(Dollars in thousands)	Commercial Real Estate	Hawaii Market	Treasury	All Others	Total

Three months ended September 30, 2005:
Net interest income	$27,596	$13,769	$2,724	$5,485	$49,574
Intersegment net interest income (expense)	(15,310)	17,512	(1,519)	(683)	—
Provision for loan losses	687	148	—	165	1,000
Other operating income	326	9,403	45	1,700	11,474
Other operating expense	2,075	13,536	755	15,975	32,341
Administrative and overhead expense allocation	1,708	9,502	(1,093)	(10,117)	—
Income taxes	3,409	5,959	543	(201)	9,710

Net income	$4,733	$11,539	$1,045	$680	$17,997

Three months ended September 30, 2004:
Net interest income	$13,511	$10,859	$3,613	$583	$28,566
Intersegment net interest income (expense)	(7,022)	7,755	(753)	20	—
Provision for loan losses	148	385	—	—	533
Other operating income	6	3,889	272	777	4,944
Other operating expense	443	9,470	485	11,661	22,059
Administrative and overhead expense allocation	1,015	6,379	(206)	(7,188)	—
Income taxes	1,615	2,065	929	(1,375)	3,234

Net income	$3,274	$4,204	$1,924	$(1,718)	$7,684

Nine months ended September 30, 2005:
Net interest income	$80,855	$42,611	$8,735	$12,203	$144,404
Intersegment net interest income (expense)	(41,783)	49,858	(8,206)	131	—
Provision for loan losses	896	1,163	—	858	2,917
Other operating income	399	22,481	2,099	4,550	29,529
Other operating expense	5,373	41,118	1,941	43,532	91,964
Administrative and overhead expense allocation	4,488	26,278	(2,839)	(27,927)	—
Income taxes	10,253	15,554	1,120	(979)	25,948

Net income	$18,461	$30,837	$2,406	$1,400	$53,104

Nine months ended September 30, 2004:
Net interest income	$32,488	$28,959	$12,307	$130	$73,884
Intersegment net interest income (expense)	(16,535)	19,885	(3,227)	(123)	—
Provision for loan losses	190	943	—	—	1,133
Other operating income	26	10,625	504	1,795	12,950
Other operating expense	1,008	25,154	1,345	23,198	50,705
Administrative and overhead expense allocation	2,544	15,208	(643)	(17,109)	—
Income taxes	4,173	6,220	3,032	(2,691)	10,734

Net income	$8,064	$11,944	$5,850	$(1,596)	$24,262

At September 30, 2005:
Investment securities	$—	$—	$949,360	$—	$949,360
Loans (including loans held for sale)	1,647,091	1,498,209	—	275,290	3,420,590
Other	151,877	246,510	221,804	51,421	671,612

Total assets	$1,798,968	$1,744,719	$1,171,164	$326,711	$5,041,562

At December 31, 2004:
Investment securities	$—	$—	$850,821	$—	$850,821
Loans (including loans held for sale)	1,518,860	1,455,020	—	143,686	3,117,566
Other	140,094	232,407	260,729	50,285	683,515

Total assets	$1,658,954	$1,687,427	$1,111,550	$193,971	$4,651,902

7.                                       Pension Plans

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Interest cost	$399	$405	$1,197	$1,215
Expected return on plan assets	(475)	(431)	(1,425)	(1,293)
Recognized net loss	216	220	648	660

Net periodic cost	$140	$194	$420	$582

Central Pacific Bank also established Supplemental Executive Retirement Plans (the “SERP”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits in excess of limits imposed on qualified plans by Federal tax laws.

The following table sets forth the components of net periodic benefit cost for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$183	$—	$549	$—
Interest cost	125	36	375	108
Amortization of unrecognized transition obligation	6	1	18	3
Recognized prior service cost	4	4	12	12

Net periodic cost	$318	$41	$954	$123

The Company disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.3 million to its Pension Plan and $214,000 to its SERP in 2005.  During the nine months ended September 30, 2005, the Company made contributions of $1,350,000 to its Pension Plan and $161,000 to its SERP, and presently anticipates that its total contributions for 2005 will be approximately $1,800,000 and $215,000, respectively.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made.  Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented.  We have discussed the development and selection of the critical accounting estimates discussed below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

Allowance for Loan Losses.  We maintain the allowance for loan losses (“Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan portfolio. For loans classified as impaired, an estimated impairment loss is calculated.  To estimate net loan losses on other loans, we perform a migration analysis and consider other relevant economic conditions and borrower-specific risk characteristics. A migration analysis is a technique used to estimate the probability that a loan will progress through various grades of loan quality and ultimately result in a loan charge-off based on historical loan loss experience. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated.  Based on our estimate of the level of Allowance required, a provision for loan losses (“Provision”) is recorded to maintain the Allowance at an appropriate level.  Since we cannot predict with certainty the amount of loan losses that will be incurred, and because the eventual level of loan losses is impacted by numerous conditions beyond our control, a range of loss estimates has been used to determine the Allowance and Provision.

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

Goodwill and Other Intangible Assets.  In accordance with SFAS 142, goodwill is not amortized but is to be reviewed at least annually for impairment, and when significant events occur or circumstances change which might cause an impairment of goodwill.  An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill.  An impairment analysis of the goodwill recognized in connection with the 2004 CB Bancshares, Inc. merger will be completed by December 31, 2005, and if such analysis indicates that an impairment has occurred, the impairment will be recorded as a charge against earnings in the fourth quarter of 2005.

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

Financial Summary

On August 17, 2005, we completed the acquisition of Hawaii HomeLoans, Inc., a residential mortgage loan broker.  The company, which is a subsidiary of Central Pacific Bank, will now be known as Central Pacific HomeLoans, Inc.

The merger with CBBI was accounted for under the purchase accounting method, and CBBI’s revenues and expenses are included in the consolidated financial statements from September 15, 2004, the date of closing.  Accordingly, the 2005 periods presented are not comparable to the 2004 periods.

Net income for the three months ended September 30, 2005 and 2004 totaled $18.0 million and $7.7 million, respectively, reflecting a 134.2% increase.  Diluted earnings per share for those periods was $0.58 and $0.41, respectively, an increase of 41.4%.  Nonrecurring merger-related expenses totaling $3.5 million and $4.5 million were included in the consolidated statements of income for the three months ended September 30, 2005 and 2004, respectively.

Net income for the first nine months of 2005 was $53.1 million, an increase of 118.9% over the $24.3 million earned in 2004, while diluted earnings per share for those periods increased by 23.2% to $1.75 from $1.42.  Nonrecurring merger-related expenses of $5.5 million and $4.9 were included in the consolidated statements of income for the first nine months of 2005 and 2004, respectively.

The following table presents annualized returns on average assets and average shareholders’ equity and basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Return on average assets	1.46%	1.10%	1.47%	1.33%

Return on average shareholders’ equity	10.79%	12.62%	11.06%	14.98%

Net income to average tangible equity	21.34%	16.58%	22.90%	16.47%

Basic earnings per share	$0.59	$0.42	$1.78	$1.44

Diluted earnings per share	$0.58	$0.41	$1.75	$1.42

Material Trends

Hawaii’s economy continues to reflect improvement in 2005. The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 2.6% in August 2005, compared to 3.1% in August 2004.(1)  In California, the unemployment rate was 5.2% in August 2005, compared to 6.1% in August 2004.(2)  On the national level, the unemployment rate was 4.9% in August 2005, compared to 5.4% in August 2004.(3)

The housing market in Hawaii, supported by low mortgage interest rates, continues to show strong growth. Sales of single-family homes on the island of Oahu for the first nine months of 2005 were $4.5 billion, an increase of 32% over the same period last year.(4) The median sales price for single-family homes and for condominiums on Oahu during the month of September 2005 increased over the same period last year by 30% and 31%, respectively.(5)

For the first six months of 2005, the median sales price for California single-family homes increased by 16% and the unit sales volume of single-family homes increased by 3.6% over the comparable period in 2004.(6)

The construction industry in Hawaii continues to reflect strong growth. In 2004, the number of construction jobs grew by 4.9% and the amount of building commitments (i.e., private permits and public contracts) increased by approximately 37.7% over the prior year.(7) As of September 30, 2005, the number of construction jobs grew by 9.9% from a year ago,(8) and is expected to grow by 6.5% for the year.(9)

(1)          Hawaii State Department of Labor and Industrial Relations.

(2)          State of California Employment Development Department.

(3)          Hawaii State Department of Labor and Industrial Relations.

(4)          Honolulu Board of Realtors.

(5)          Ibid.

(6)          State of California Department of Finance.

(7)          University of Hawaii Economic Research Organization.

(8)          Hawaii State Department of Labor and Industrial Relations.

(9)          University of Hawaii Economic Research Organization.

As of June 30, 2005, the number of nonfarm payroll jobs in California increased by 1.9% over the prior year, compared to 1.6% for the nation as a whole.(10)  Increases were noted in nine of the eleven major industries in California:  Construction; Professional and Business Services; Information; Trade, Transportation and Utilities; Other Services; Financial Activities; Manufacturing; Natural Resources and Mining; and Education and Health Services.(11)

The most recent data indicate that total personal income in California grew by 7.1% for the first quarter of 2005, compared to the same period last year.  The national increase for the same period was 6.4%.(12) Wages and salaries grew by 7.8% in the first quarter of 2005, compared to the same period last year.  By comparison, national wage and salaries grew by 7.5%.(13)

In California, the number of building permits grew in 2004 by 11.3% over the prior year.(14)  For the first nine months of 2005, the number of residential construction permits issued increased by 3.6% over the same period last year.(15)  The dollar value of nonresidential building permits issued during the first nine months of 2005 increased by 12.1% over the same period last year.(16)

The Hawaii tourism market also continues to reflect strong growth. Total visitor arrivals for the first eight months of 2005 increased by 7.1% over the same period last year.(17) Domestic and international visitor arrivals increased by 7.3% and 6.7%, respectively, for the first eight months of 2005 compared to the same period last year.(18) Included in the international totals is a 4.9% increase in Japanese arrivals.(19)  For the year 2005, visitor arrivals are expected to increase by 5.1%, and visitor expenditures are forecast to increase by 6.1%.(20)

For the seven months ended July 31, 2005, the Hawaii hotel occupancy rate was 82.3% and the average daily room rate was $163.92, an increase of 3.2% and 7.3%, respectively, over the same period last year.(21)

Our results of operations in 2005 may be directly impacted by the ability of Hawaii or

(10)    State of California Department of Finance.

(11)    Ibid.

(12)    Ibid.

(13)    Ibid.

(14)    Ibid..

(15)    Ibid.

(16)    Ibid.

(17)    Hawaii State Department of Business, Economic Development and Tourism.

(18)    Ibid.

(19)    Ibid.

(20)    Ibid.

(21)    Ibid.

California’s economy to sustain its pace of growth. Loan demand, deposit growth, provision for loan losses, noninterest income, and noninterest expense will be affected by economic conditions through the end of the year.  If the Hawaii or California economy were to suffer an adverse change, such as a decline in the real estate industry or a slower pace of growth than currently anticipated, this could adversely affect our results of operations.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and nine months ended September 30, 2005 and 2004 is set forth below on a taxable equivalent basis using an assumed income tax rate of 35%.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Average Balances, Interest Income & Expense, Yields and Rates (Taxable Equivalent)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Average	Average		Average	Average
	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$5,176	2.86%	$37	$12,977	1.39%	$45
Federal funds sold & securities purchased under agreements to resell	10,255	3.39%	87	4,030	1.29%	13
Taxable investment securities, excluding valuation allowance	871,249	4.17%	9,073	554,763	4.26%	5,903
Tax-exempt investment securities, excluding valuation allowance	130,749	6.10%	1,995	95,481	6.88%	1,643
Loans, net of unearned income	3,301,377	6.83%	56,366	1,881,026	6.08%	28,591
Other interest earning assets	48,797	0.00%	—	21,585	2.61%	141
Total interest earning assets	4,367,603	6.19%	$67,558	2,569,862	5.66%	$36,336
Nonearning assets	565,748			226,953
Total assets	$4,933,351			$2,796,815

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$430,737	0.14%	$156	$209,370	0.16%	$85
Savings and money market deposits	1,166,751	0.75%	2,196	815,699	0.43%	872
Time deposits under $100,000	534,561	2.00%	2,670	318,359	1.46%	1,159
Time deposits $100,000 and over	687,811	2.88%	4,947	358,089	1.94%	1,737
Short-term borrowings	29,804	4.28%	319	34,741	1.59%	138
Long-term debt	688,784	4.06%	6,998	378,878	3.38%	3,204
Total interest-bearing liabilities	3,538,448	1.95%	$17,286	2,115,136	1.36%	$7,195
Noninterest-bearing deposits	648,414			388,275
Other liabilities	82,989			49,812
Shareholders’ equity	663,500			243,592
Total liabilities & shareholders’ equity	$4,933,351			$2,796,815

Net interest income			$50,272			$29,141

Net interest margin		4.60%			4.54%

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average	Average		Average	Average
	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$13,677	2.36%	$242	$9,173	1.13%	$78
Federal funds sold & securities purchased under agreements to resell	7,795	2.84%	166	2,722	1.08%	22
Taxable investment securities, excluding valuation allowance	799,987	4.11%	24,680	530,376	4.19%	16,655
Tax-exempt investment securities, excluding valuation allowance	129,053	6.25%	6,049	94,786	6.66%	4,734
Loans, net of unearned income	3,237,027	6.65%	161,338	1,604,790	5.90%	71,016
Other interest earning assets	48,733	0.54%	197	16,709	3.38%	424
Total interest earning assets	4,236,272	6.06%	$192,672	2,258,556	5.49%	$92,929
Nonearning assets	578,571			180,861
Total assets	$4,814,843			$2,439,417

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$429,238	0.18%	$578	$198,528	0.13%	$200
Savings and money market deposits	1,140,420	0.63%	5,353	729,742	0.43%	2,360
Time deposits under $100,000	545,445	1.92%	7,840	249,831	1.44%	2,692
Time deposits $100,000 and over	658,858	2.57%	12,720	349,563	1.70%	4,469
Short-term borrowings	52,550	2.94%	1,159	21,995	1.46%	241
Long-term debt	633,517	3.89%	18,501	282,482	3.51%	7,426
Total interest-bearing liabilities	3,460,028	1.78%	$46,151	1,832,141	1.27%	$17,388
Noninterest-bearing deposits	624,605			353,487
Other liabilities	91,228			37,791
Shareholders’ equity	638,982			215,998
Total liabilities & shareholders’ equity	$4,814,843			$2,439,417

Net interest income			$146,521			$75,541

Net interest margin		4.61%			4.46%

For the third quarter of 2005, interest income on a taxable equivalent basis totaled $67.6 million, increasing by 85.9% compared to the same period last year.  This increase was attributed primarily to a 70.0% increase in average interest earning assets in the third quarter of 2005 compared to the same period last year, due in large part to the merger with CBBI.  The yield on interest earning assets was 6.19% for the third quarter of 2005, compared to 5.66% for the same period last year, reflecting the increase in market interest rates in 2004 and 2005.  Interest income on loans of $56.4 million in the third quarter of 2005 increased by $27.8 million or 97.1% compared to the same period in 2004 due to the combination of the merger impact, organic loan growth and the increase in average yield from 6.08% in 2004 to 6.83% in 2005.

Interest expense of $17.3 million for the third quarter of 2005 increased by 140.3% over the third quarter of 2004.  This increase was due in part to a 67.3% increase in interest bearing liabilities for the third quarter of 2005 compared to the same period last year, which reflects the impact of the merger with CBBI.  The average rate on interest-bearing liabilities increased to 1.95% for the third quarter of 2005, compared to 1.36% for the same period in 2004.  Interest expense on total interest-bearing deposits of $10.0 million for the third quarter of 2005 increased by $6.1 million or 158.7% over the comparable period in 2004 reflecting the impact of the merger, organic deposit growth and an increase in the average rate on interest-bearing deposits from 0.91% in 2004 to 1.41% in 2005.  Interest expense on long-term debt increased by $3.8 million or 118.4% due primarily to debts assumed or incurred in connection with the merger.

Interest income and interest expense for the nine months ended September 30, 2005 reflected similar trends noted in third quarter results.  Interest income on a taxable equivalent basis amounted to $192.7 million in the first nine months of 2005, increasing by $99.7 million or 107.3% over the comparable period in 2004.  Average interest earning assets increased by 87.6% due largely to the merger, while the average yield on interest earning assets increased to 6.06% from 5.49%.  Interest income on loans increased by $90.3 million or 127.2% in 2005 compared to 2004 reflecting a 101.7% increase in average loans and a 75 basis-point increase in average yield.

Interest expense for the nine months ended September 30, 2005 totaled $46.2 million, an increase of $28.8 million or 165.4% over the comparable period in 2004.  During those periods, average interest-bearing liabilities increased by 88.9%, and the average rate on interest-bearing liabilities increased from 1.27% to 1.78%.  Interest expense on interest-bearing deposits for the first nine months of 2005 increased by $16.8 million or 172.5% over the first nine months of 2004 due to a 81.6% increase in average balances and a 42 basis-point increase in average rate.

The resultant tax-equivalent net interest income for the three and nine months ended September 30, 2005 of $50.3 million and $146.5 million, respectively, increased by 72.5% and 94.0%, respectively, over the comparable periods in 2004.  The net interest margin was 4.60% in the third quarter of 2005, up from 4.54% in the third quarter of 2004, and the net interest margin of 4.61% for the first nine months of 2005 increased from 4.46% for the same period in 2004.  Net interest margin benefited from an increase in loan yields consistent with recent market rate increases, while rates on interest-bearing deposit liabilities have grown at a slower pace.  We expect net interest margin in the range of 4.55% to 4.60% for the remainder of 2005, assuming we are able to achieve our growth targets and the current competitive pricing environment for loans and deposits does not change dramatically.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

Nonaccrual loans:
Real estate:
Construction	$—	$126	$—
Mortgage-commercial	3,390	4,922	5,192
Mortgage-residential	6,198	1,529	2,337
Commercial, financial and agricultural	4,456	3,713	4,079
Total nonaccrual loans	14,044	10,290	11,608

Other real estate	—	580	580
Total nonperforming assets	14,044	10,870	12,188

Accruing loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	9,724	—	—
Mortgage-residential	163	49	257
Commercial, financial and agricultural	—	23	—
Consumer	250	321	345
Other	62	—	5
Total loans accruing delinquent for 90 days or more	10,199	393	607

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	420	428	430
Commercial, financial and agricultural	285	273	285
Total restructured loans still accruing interest	705	701	715

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$24,948	$11,964	$13,510

Total nonperforming assets as a percentage of loans and other real estate	0.41%	0.35%	0.40%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a precentage of loans and other real estate	0.71%	0.36%	0.42%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.73%	0.38%	0.44%

Nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest totaled $24.9 million at September 30, 2005, an increase over the year-end 2004 balance of $12.0 million, and the year-ago balance of $13.5 million.

Nonaccrual loans totaled $14.0 million as of September 30, 2005.  Nonaccrual commercial mortgage loans consisted of two loans to a borrower totaling $3.4 million secured by a fee simple office building in downtown Honolulu.  Nonaccrual residential mortgage loans included one loan for $4.8 million to a borrower who filed for bankruptcy protection during the second quarter of 2005.  This loan is well secured, and no loss is anticipated at this time.  Eight other loans, the largest being $546,000, comprised the remainder of the nonaccrual residential mortgage balance. These loans are in various stages of collection, workout or foreclosure, with no material losses expected.  Nonaccrual commercial loans at September 30, 2005 included both secured and unsecured loans, the largest being a secured $1.8 million loan to the same borrower as the $4.8 million residential mortgage loan.  We believe that the potential loss exposure on total nonaccrual loans has been adequately provided for in the allowance for loan losses (the “Allowance”) as of September 30, 2005.

There was no other real estate at September 30, 2005, compared to $580,000 as of year-end 2004 and a year ago.

Accruing loans delinquent 90 days or more at September 30, 2005 totaled $10.2 million, compared to $0.4 million at year-end 2004 and $0.6 million a year ago.  Commercial mortgage loans consisted of two loans, the largest being a $7.1 million loan to the same borrower as the $1.8 million nonaccrual commercial loan and the $4.8 million nonaccrual residential mortgage loan.  The other commercial mortgage loan is a $2.6 million loan.  Both loans are well secured.

Restructured loans still accruing interest at September 30, 2005 represented six loans to a single borrower.  All loans were current as of September 30, 2005 based upon their revised terms, and we are closely monitoring the borrower’s financial condition.

As of September 30, 2005, there were ten impaired loans to three borrowers totaling $3.8 million, compared to nine impaired loans to four borrowers totaling $7.3 million a year ago, and eleven loans to six borrowers totaling $8.0 million at year-end 2004.  All impaired loans were comprised primarily of loans secured by commercial properties.

We continue to closely monitor loan delinquencies and impairments and to work with borrowers to resolve loan problems.  Any deterioration of Hawaii or California’s economy may impact loan quality, and may result in increases in nonperforming assets, delinquencies and restructured loans.

Provision for Loan Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Allowance for loan losses:
Balance at beginning of period	$51,657	$24,934	$50,703	$24,774

Provision for loan losses	1,000	533	2,917	1,133

Reserves acquired	—	25,023	—	25,023

Loan charge-offs:
Real estate:
Mortgage-residential	—	—	74	25
Commercial, financial and agruicultural	136	299	1,086	301
Consumer	810	474	2,960	969
Other	395	40	631	95
Total loan charge-offs	1,341	813	4,751	1,390

Recoveries:
Real estate:
Mortgage-commercial	238	25	518	25
Mortgage-residential	187	59	554	90
Commercial, financial and agricultural	465	9	1,366	40
Consumer	451	102	1,329	177
Other	88	7	109	7
Total recoveries	1,429	202	3,876	339

Net loan charge-offs (recoveries)	(88)	611	875	1,051

Balance at end of period	$52,745	$49,879	$52,745	$49,879

Annualized ratio of net loan charge-offs (recoveries) to average loans	-0.01%	0.13%	0.04%	0.09%

The provision for loan losses (the “Provision”) was $1.0 million and $2.9 million for the three and nine months ended September 30, 2005, respectively, compared to $533,000 and $1.1 million, respectively, for the comparable periods in 2004.  This increase is reflective of the increase in nonaccrual and delinquent loans during the past year.

The Allowance, expressed as a percentage of total loans, was 1.57% at September 30, 2005 compared to 1.64% at year-end 2004 and 1.63% a year ago. We believe that the Allowance is adequate to cover the credit risks inherent in the loan portfolio. Any deterioration of Hawaii or California’s economy could adversely affect the borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and Provision.

Net loan recoveries totaled $88,000 for the three months ended September 30, 2005, compared to net loan charge-offs of $611,000 for the same period last year.  Net loan charge-offs totaled $875,000 for the nine months ended September 30, 2005, compared to $1.1 million for the same period last year.  When expressed as an annualized percentage of average loans , net loan charge-offs (recoveries) were (0.01)% and 0.04% for the three and nine months ended September 30, 2005, respectively, compared to 0.13% and 0.09%, respectively, for the comparable periods in 2004.

Other Operating Income

Total other operating income increased by $6.5 million or 132.1% to $11.5 million for the third quarter of 2005 over the same period last year due primarily to the CBBI merger on September 15, 2004.  Service charges on deposit accounts increased by $1.7 million or 102.5%, other service charges and fees increased by $1.9 million or 124.9%, gains on sales of loans increased by $1.8 million or 620.9% and other income increased by $0.9 million or 155.1%.  The disproportionate increase in gains on sales of loans reflects the addition of HHL’s residential loan sale activity and CBBI’s relatively larger mortgage banking operation compared to our pre-merger level.  Compared to the second quarter of 2005, total other operating income increased by $2.7 million or 30.3% due to HHL loan sale activity and an increase in service charge fee income.

For the nine months ended September 30, 2005, total other operating income of $29.5 million increased by $16.6 million or 128.0% compared to the same period in 2004.  Service charges on deposits increased by $3.8 million or 84.8%, other service charges and fees increased by $5.0 million or 118.8%, gains on sales of loans increased by $2.9 million or 710.5%, investment securities gains increased by $1.2 million or 717.8%,  and other income increased by $2.9 million or 192.7%.

Other Operating Expense

Total other operating expense was $32.3 million for the third quarter of 2005, up $10.3 million or 46.6% over the third quarter of 2004 due primarily to the CBBI merger and HHL acquisition.  Salaries and employee benefits increased by $6.3 million or 55.9%, net occupancy increased by $1.2 million or 94.7%, amortization of core deposit premium increased by $1.0 million or 156.7%, and other expense increased by $2.5 million or 78.4%.  Offsetting these increases is a decrease of $1.4 million or 46.6% in legal and professional services, primarily due to a reduction in merger-related expenses from the prior year.  Compared to the second quarter of 2005, total other operating expense increased by $3.6 million or 12.6%.  During that period, salaries and employee benefits increased by $3.4 million or 23.5% due largely to $3.5 million in merger-related severance accruals.

Total other operating expense for the first nine months of 2005 of $92.0 million increased by $41.3 million or 81.4%, primarily the result of the HHL acquisition and the CBBI merger.  Included in other operating expense were nonrecurring merger-related expenses totaling $3.5 million and $5.5 million for the three and nine months ended September 30, 2005, respectively, and $4.5 million and $4.9 million, respectively, for the comparable periods in 2004.

Income Taxes

The effective tax rate was 35.05% and 32.82% for the third quarter and first nine months of 2005, respectively, compared to 29.62% and 30.67%, respectively, for the same periods in 2004. In the first quarter of 2005, we recognized $1.8 million in state tax credits from investments in high-technology businesses in Hawaii.  State tax credits recognized in 2004 totaled $309,000 and $1.2 million for the third quarter and first nine months, respectively.  We expect the effective tax rate to approximate 35% in the fourth quarter of 2005.  Factors that may affect the effective tax rate for the remainder of 2005 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of tax credits available to offset future taxable income.

Financial Condition

The CBBI merger added $2.06 billion in assets, $1.40 billion in loans, $324.9 million in investment securities, $1.38 billion in deposits and $345.6 million in shareholders’ equity as of September 15, 2004, the effective date of the merger.

On August 17, 2005, Central Pacific Bank completed its acquisition of HHL, which will provide enhanced mortgage lending capabilities, and bolsters our origination position in the residential mortgage market in Hawaii.

Total assets at September 30, 2005 grew to $5.04 billion, increasing by $389.7 million or 8.4% compared to $4.65 billion at year-end 2004, and by $429.1 million over September 30, 2004.

Loans , net of unearned income, grew to $3.37 billion, compared to $3.10 billion at year-end 2004 and $3.06 billion a year ago.  The increase over year-end 2004 is primarily due to an increase in commercial construction loans originating in Hawaii and California.  The strong real estate market, while providing lending opportunities, also results in unanticipated payoffs, particularly in the second quarter of 2005.  Based on current loan pipeline estimates, we expect loan origination activity to remain at or near current levels for the remainder of 2005.

Total deposits at September 30, 2005 were $3.47 billion, an increase of $143.8 million or 4.3% over the $3.33 billion at year-end 2004, and compared to $3.30 billion a year ago.  Noninterest-bearing deposits increased by $65.3 million or 11.0% in the first nine months of 2005, while interest-bearing deposits increased by $78.5 million or 2.9%.  We have been focusing our sales efforts on our premier product, the Exceptional Checking and Savings accounts, supplemented by Free Checking and periodic certificate of deposit specials, to generate deposit growth in the Hawaii market.

Capital Resources

Shareholders’ equity was $665.0 million at September 30, 2005, compared to $567.9 million at year-end 2004 and $559.4 million a year ago.  Book value per share at September 30, 2005 was $21.87, compared to $20.17 at year-end 2004 and $19.96 a year ago.

On July 26, 2005, the board of directors declared a third quarter cash dividend of $0.19 per share, an increase of 18.8% over the $0.16 per share dividend declared in the third quarter of 2004 and consistent with the $0.19 per share declared in the second quarter of 2005.  For the first nine months of 2005, dividends declared of $0.54 per share increased by 12.5% over dividends declared in the first nine months of 2004.

In March 2005, we completed a public offering of 2.01 million shares of common stock that generated proceeds totaling $64.2 million, net of expenses.  The proceeds are being used for general corporate purposes.

We maintain a stock repurchase program with available authorization totaling $9.5 million.  There were no repurchases of common stock during the third quarter of 2005.  During the first quarter of 2005, we repurchased 2,893 shares of common stock in a transaction related to the CBBI merger at a weighted average repurchase price of $36.66 per share.

We have five statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities.  The statutory trusts are not consolidated in the consolidated financial statements as of September 30, 2005. However, the Federal Reserve has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the capital and statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

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

The following table sets forth the capital ratios and capital adequacy requirements applicable as of the dates indicated.

			Minimum required
			for capital
	Actual		adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2005:
Leverage capital	$452,884	9.86%	$183,816	4.00%	$269,068	5.86%
Tier 1 risk-based capital	452,884	11.06	163,779	4.00	289,105	7.06
Total risk-based capital	504,131	12.31	327,558	8.00	176,573	4.31

At December 31, 2004:
Leverage capital	$351,705	8.11%	$173,466	4.00%	$178,239	4.11%
Tier 1 risk-based capital	351,705	9.67	145,445	4.00	206,260	5.67
Total risk-based capital	397,300	10.93	290,890	8.00	106,410	2.93

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

			Minimum required
			to be
	Actual		well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2005:
Leverage capital	$406,232	8.88%	$228,744	5.00%	$177,488	3.88%
Tier 1 risk-based capital	406,232	9.96	244,689	6.00	161,543	3.96
Total risk-based capital	457,278	11.21	407,814	10.00	49,464	1.21

At December 31, 2004:
Leverage capital	$182,561	7.51%	$121,472	5.00%	$61,089	2.51%
Tier 1 risk-based capital	182,561	9.65	113,467	6.00	69,094	3.65
Total risk-based capital	206,225	10.90	189,111	10.00	17,114	0.90

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

During the third quarter of 2005, loan originations exceeded deposit growth and resulted in an increase in short-term borrowings of $107.3 million.

We anticipate that loan demand will exceed deposit growth in the fourth quarter of 2005, resulting in additional liquidity needs.  Secondary funding sources, primarily the Federal Home Loan Bank of Seattle (“FHLB”), are expected to provide adequate funding to satisfy those needs. Central Pacific Bank is a member of, and maintained a $1.2 billion line of credit with, the FHLB as of September 30, 2005, of which $684.4 million was outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices.  Our primary market risk exposure is interest rate risk.  The ongoing monitoring and management of this risk is an important component of our asset/liability management process that is governed by policies approved by our Board of Directors.  The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (“ALCO”).  In this capacity, ALCO develops strategies to coordinate rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives.

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change.  Board policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk.  The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2005 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Exhibit 3.2 – Amended Bylaws of the Registrant *

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

CENTRAL PACIFIC FINANCIAL CORP. (Registrant)

Date:	November 8, 2005	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer

Date:	November 8, 2005	/s/ Dean K. Hirata
Dean K. Hirata
Executive Vice President and
Chief Financial Officer

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

3.2	Amended Bylaws of the Registrant

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002