Form 10-K
period 2005-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2006-03-15
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

  Mark One

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in  Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒, Accelerated Filer ☐, or Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,005,440,000.

As of February 28, 2006, the number of shares of common stock of the registrant outstanding was 30,452,770 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by or with the approval of us that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•       Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.

•       Changes in the level of non-performing assets and charge-offs.

•       Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•       The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•       Inflation, interest rate, securities market and monetary fluctuations.

•       Political instability.

•       Acts of war or terrorism.

•       The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•       Changes in consumer spending, borrowings and savings habits.

•       Changes in the financial performance and/or condition of our borrowers.

•       Technological changes.

•       Acquisitions and integration of acquired businesses.

•       The ability to increase market share and control expenses.

•       Changes in the competitive environment among financial holding companies and other financial service providers.

•       The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.

•       The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•       Changes in our organization, compensation and benefit plans.

•       The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•       Greater than expected costs or difficulties related to the integration of new products and lines of business.

•       Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

ITEM 1.                BUSINESS

General

Central Pacific Financial Corp. is a Hawaii corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank. Pursuant to a Plan of Reorganization and Agreement of Merger, our company was organized on February 1, 1982 to serve as a holding company for our subsidiary, Central Pacific Bank. Central Pacific Bank was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. On September 15, 2004, we completed a merger with CB Bancshares, Inc. CB Bancshares’ subsidiaries, which became our wholly-owned subsidiaries, included City Bank, CB Bancshares’ banking subsidiary, among others. In February 2005, Central Pacific Bank merged with City Bank, with Central Pacific Bank as the surviving entity. On August 17, 2005, we completed the acquisition of Hawaii HomeLoans, Inc., a residential mortgage loan broker. Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc., is a wholly-owned subsidiary of Central Pacific Bank. We refer to Central Pacific Bank herein as our bank or the bank, and when we say “we,” “our” or the “Company”, we mean the holding company on a consolidated basis with the bank and our other consolidated subsidiaries. When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis.

Through our bank, we offer full-service commercial banking, with thirty-seven bank branches and more than 90 ATMs located throughout the State of Hawaii. Our administrative and main offices are located in Honolulu, and we have thirty other branches on the island of Oahu. In addition, we operate three branches on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii. We also have four loan production offices serving customers in California and two loan production offices in the state of Washington. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service community bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans and consumer loans. We derive our income primarily from interest and fees on loans and, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in Hawaii, California and Washington, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. For more information about the regulation of our holding company and bank, see “—Supervision and Regulation.”

We are committed to maintaining a premier, relationship-based community bank in Hawaii that serves the needs of small to medium-sized businesses and the owners and employees of those businesses. In addition, we are expanding our loan growth opportunities and providing geographic diversification of our credit risk through our loan production offices in California and Washington. The strategy for serving our target markets is the delivery of a finely focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume.

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

We have teams of highly experienced officers in Hawaii, California and Washington who specialize in commercial real estate and construction lending and have long-established relationships with major real estate developers.

(2)         Residential Mortgage Lending.   Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes or investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $280,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past several years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market requires strong underwriting standards and diligent monitoring and handling of problems that may arise.

Through Central Pacific HomeLoans, we continue to grow our market position in the residential mortgage arena, with dedicated mortgage lending specialists on all major islands in Hawaii.

(3)         Commercial Lending and Leasing.   Loans in this category consist primarily of term loans, lines of credit and equipment leases to small and middle-market businesses and professionals in the State of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

In addition, we offer deposit products and services including checking, savings and time deposits, cash management and internet banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the State of Hawaii at December 31, 2005, with $3.7 billion in deposits, representing a 14% market share.

The banking and financial services industry in the State of Hawaii generally, and in our target market areas, is highly competitive. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization and have greater access to capital markets.

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

Our loan production offices in California and Washington likewise face strong competition in the commercial real estate lending sector. Competitors range from large national banks to regional and community banks. Nonbanks, including brokerage firms, conduits and insurance companies, also compete for commercial real estate lending business. This competition has resulted in aggressive pricing and the easing of underwriting standards occurring in these markets. To mitigate these competitive pressures and credit risks, we rely upon our teams of experienced commercial real estate lenders and a lending approach which targets clients with solid track records, substantial net worth and adequate liquidity.

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 77% of our loan portfolio held for investment at December 31, 2005 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.” Our business activities are currently focused primarily in Hawaii, California and Washington, with the majority of our deposit growth generated in Hawaii and the majority of loan growth achieved in 2005 originating in California. Consequently, our results of operations and financial condition are affected by the general economic trends in Hawaii and California, and to a lesser extent in Washington, particularly in the commercial and residential real estate markets.

Our Subsidiaries

Central Pacific Financial Corp. has two principal wholly-owned operating subsidiaries, Central Pacific Bank, our primary banking subsidiary, and Datatronix Financial Services, Inc., an item processing company serving banks, thrifts, credit unions and other financial institutions in Hawaii and California.

Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CB Technology, Inc.; CPB Real Estate, Inc.; Citibank Properties, Inc.; CB Technology, Inc. and Central Pacific HomeLoans, Inc.

Central Pacific Bank also owns 50% of the following Hawaii limited liability corporations: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC and Pacific Island HomeLoans, LLC.

Supervision and Regulation

General

Set forth below is a description of the significant elements of the laws and regulations applicable to us and Central Pacific Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and Central Pacific Bank could have a material effect on our business.

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As a bank holding company, Central Pacific Financial Corp. is regulated under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “CPF,” and we are subject to the rules of the NYSE for companies listed there.

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination, and regulation by the State of Hawaii Division of Financial Institutions, or DFI, and the FDIC. The bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The DFI separately enjoys many of the same remedial powers.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999, or the GLB Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval. Central Pacific has not filed a declaration electing Financial Holding Company status and has no current intention to do so.

The BHC Act, the Federal Bank Merger Act, Hawaii law and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Central Pacific Financial Corp.’s cash revenues is from dividends from its subsidiary bank. The ability of our subsidiary bank to pay dividends or make other capital distributions to us is subject to the Hawaii state law that prohibits a state-chartered bank from declaring or paying dividends greater than its retained earnings. As of December 31, 2005, Central Pacific Bank’s retained earnings totaled $214.6 million. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.  As of December 31, 2005, the total risk-based capital maintained by Central Pacific Bank in excess of minimum capital requirements was $136.3 million.

Affiliate Transactions

There are various restrictions on the ability of the holding company and its non-bank subsidiaries to borrow from, and engage in certain other transactions with, our subsidiary bank. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the holding company or its non-bank subsidiaries, to 10% of our subsidiary bank’s capital stock and surplus, and, as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of our subsidiary bank’s capital stock and surplus.

Federal law also provides that extensions of credit and other transactions between our subsidiary bank and the holding company or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to our subsidiary bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, we are expected to commit resources to support our subsidiary bank, including at times when we may not be in a financial position to provide it. Any capital loan by a bank holding company to any of its subsidiary banks is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The FDIC and the DFI have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•       Core Capital (Tier 1).   Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•       Supplementary Capital (Tier 2).   Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan losses, subject to limitations.

•       Market Risk Capital (Tier 3).   Tier 3 capital includes qualifying unsecured subordinated debt.

We, like other bank holding companies, are required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Central Pacific of any specific minimum leverage ratio applicable to it.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2005, our capital ratios and the capital ratios of Central Pacific Bank exceeded the minimum thresholds for a “well-capitalized” institution. The following table sets forth actual and required capital ratios as of December 31, 2005 and 2004:

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2005:
Tier 1 risk-based capital	$477,828	10.68%	$178,984	4.00%	$268,477	6.00%
Total risk-based capital	533,771	11.93	357,969	8.00	447,461	10.00
Leverage capital	477,828	10.00	191,058	4.00	238,822	5.00
As of December 31, 2004:
Tier 1 risk-based capital	$351,705	9.67%	$145,445	4.00%	$218,167	6.00%
Total risk-based capital	397,300	10.93	290,890	8.00	363,612	10.00
Leverage capital	351,705	8.11	173,466	4.00	216,832	5.00
Central Pacific Bank
As of December 31, 2005:
Tier 1 risk-based capital	$437,844	9.80%	$178,675	4.00%	$268,012	6.00%
Total risk-based capital	493,691	11.05	357,350	8.00	446,687	10.00
Leverage capital	437,844	9.25	189,280	4.00	236,601	5.00
As of December 31, 2004:
Tier 1 risk-based capital	$182,561	9.65%	$75,644	4.00%	$113,467	6.00%
Total risk-based capital	206,225	10.90	151,289	8.00	189,111	10.00
Leverage capital	182,561	7.51	97,177	4.00	121,472	5.00
City Bank
As of December 31, 2004:
Tier 1 risk-based capital	$157,032	8.94%	$70,292	4.00%	$105,438	6.00%
Total risk-based capital	179,115	10.19	140,584	8.00	175,730	10.00
Leverage capital	157,032	8.22	76,394	4.00	95,493	5.00

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in the first quarter of 2006. We cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on us. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to Central Pacific and its subsidiaries.

Deposit Insurance

Substantially all of the deposits of our bank subsidiary are insured up to applicable limits by the Bank Insurance Fund, or the BIF, of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. In the most recent semi-annual period, our bank subsidiary was not required to pay any deposit insurance premiums; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business.

Employees

At February 28, 2006, we employed 972 persons, 904 on a full-time basis and 68 on a part-time basis. We are not a party to any collective bargaining agreement.

Available Information

Our internet website can be found at www.centralpacificbank.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found on our internet website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the Company’s filings with the SEC may also be obtained directly from the SEC’s website at www.sec.gov. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at: (808) 544-0627. Our principal office is located at 220 South King Street, Honolulu, Hawaii 96813, and our telephone number is (808) 544-0500.

ITEM 1A.   RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Factors That May Affect Our Business

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any one or a combination of these risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

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

•       low cost or non-interest bearing deposits may decrease; and

•       collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 77% of our loan portfolio as of December 31, 2005 was comprised of loans collateralized by real estate which represents an increase from 75% at year-end 2004. An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability could be negatively impacted by an adverse change in the real estate market. In addition, federal regulators have proposed new guidelines that, if approved, would require banks with high concentrations of commercial real estate loans to have stricter underwriting policies, enhanced risk management processes and higher capital levels.

These changes could impair future loan growth or impose additional capital requirements on us that could adversely affect our profitability and capital adequacy.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings.

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our interest rate spread could be expected to increase during periods of rising interest rates and, conversely, to decline during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

•       inflation;

•       recession;

•       changes in unemployment;

•       the money supply; and

•       international disorder and instability in domestic and foreign financial markets.

Our asset/liability management strategy may not be able to control our risk from changes in market interest rates, and it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

A deterioration in the credit quality of our loan portfolio could adversely affect our results of operations.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are based, in part, on:

•       current economic conditions and their estimated effects on specific borrowers;

•       an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan losses;

•       results of examinations of our loan portfolios by regulatory agencies; and

•       management’s internal review of the loan portfolio.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. While we are not currently aware of any fact or circumstance that would cause our allowance to be inadequate, if our assumptions prove to be incorrect, our current allowance may not be sufficient. Adjustments may also be necessary to allow for unexpected volatility or deterioration in the local or national economy. Material additions to the allowance may be required if actual loan losses are higher than we expected or if problem loans, loan delinquencies or estimates of probable losses increase, which would materially decrease our net income. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we operate. Additionally, various out-of-state banks conduct significant business in the market areas in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•       The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•       The ability to expand our market position.

•       The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•       The rate at which we introduce new products and services relative to its competitors.

•       Customer satisfaction with our level of service.

•       Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may not be able to generate sufficient deposit growth to support our funding needs.

The largest contributor to our profitability is net interest income, which is the difference between the interest we earn on loans and investments over the interest we pay on deposits and borrowings. The interest rates we pay on deposits is typically lower than that which we would pay on borrowings. To the extent that we are able to increase deposits to fund our asset growth, our profitability would be higher than it would if those funds come from borrowings. With stiff competition for deposits in the Hawaii market, and numerous investment alternatives available to potential depositors, we may not be able to generate sufficient deposit growth at acceptable interest rates to support our funding needs. In that event, we may need to increase the interest rates we pay on deposits to generate additional deposit growth, or we may need to increase borrowings. In either situation, our interest expense would increase, and consequently, our results of operations would be adversely affected.

Operations in our mainland loan production offices have positively affected our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.

Sustaining the expansion of loan production on the mainland depends on a number of factors, including the continued strength of the California and Washington real estate markets. The strength of these real estate markets could be negatively affected by anticipated increases in interest rates and any economic downturn, and our results of operation could be negatively impacted. Conversely, continued strength in the real estate market, while providing lending opportunities, could also result in unanticipated loan payoffs resulting from the sale of the subject properties. This could adversely impact our loan growth, and consequently, our financial condition and results of operations.

Because we have a limited operating history with respect to our California and Washington loan production offices, it is more difficult to predict our future prospects and financial performance, which may impair our ability to manage our business.

Our first California loan production office commenced operations in the first quarter of 2003, and our first Washington loan production office opened in the fourth quarter of 2004. Consequently, our mainland offices have a limited history upon which we can rely in planning and making decisions that will affect our future operating results.

The loans made by our mainland loan production offices in California and Washington are generally unseasoned, and defaults on such loans would adversely affect our financial condition, results of operations and prospects.

At December 31, 2005, loans originated in our California and Washington loan production offices totaled $877.6 million, or 25% of our total loan portfolio. In light of the limited operating history of our mainland loan production offices described in the previous risk factor, all of those loans were originated after January 1, 2003. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for commercial property within the relative market. If the market for commercial property experiences a decline in demand, commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and prospects.

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

Our mainland operations are dependent on the relationships with customers built by our experienced teams of lenders, many of whom have worked with each other and with key individuals on our senior management team. If some or all of our mainland loan officers, or the members of our senior management staff who coordinate mainland operations, were to leave our company, it could adversely affect the expansion of our mainland operations and our ability to grow loans.

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

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement regarding the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management.

Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report has only been in effect since 2004, some of our judgments will be in areas that may be open to interpretation. Therefore, our management report may be difficult to prepare, and our auditors, who are required to issue an attestation report along with our management report, may not agree with management’s assessments.

Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate.

If we are unable to assert that our internal control over financial reporting is effective in any future period, or if our auditors are unable to provide an attestation report regarding the effectiveness of our internal controls, or qualify such report or fail to provide such report in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We face risks associated with future acquisitions.

We may pursue future acquisition opportunities. Risks commonly encountered in existing and future acquisitions include, among other things:

•       The difficulty of integrating the operations and personnel of acquired companies and branches.

•       The potential disruption of our ongoing business.

•       The potential diversion of our management’s time and attention.

•       The inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.

•       The inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

•       The potential exposure to unknown or contingent liabilities of the acquired company.

•       Exposure to potential asset quality issues of the acquired company.

•       The possible loss of key employees and customers of the acquired company.

•       Difficulty in estimating the value of the acquired company.

•       Potential changes in banking or tax laws or regulations that may affect the acquired company.

We may not be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our integration of operations of banks or branches that we acquire may not be successfully accomplished and may take a significant amount of time. Our inability to improve the operating performance of acquired banks and branches or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to hire additional employees and retain consultants to assist with integrating our operations, and we cannot assure you that those individuals or firms will perform as expected or be successful in addressing these issues.

Our growth and expansion may strain our ability to manage our operations and our financial resources .

Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. We anticipate that our business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. Our inability to continue to upgrade or maintain effective operating and financial control systems and to recruit and hire necessary personnel or to successfully integrate new personnel into our operations could adversely impact our financial condition, results of operations and cash flows. In addition, we cannot assure you that our existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We rely on dividends from our subsidiaries for most of our revenue.

Because we are a holding company with no significant assets other than our bank, we currently depend upon dividends from our bank for a substantial portion of our revenues. Our ability to pay dividends will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from our bank. Our ability to pay dividends is subject to the restrictions of the Hawaii law.

The ability of the banks to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the FDIC and Hawaii law as further described in the Supervision and Regulation section of Item 1. Business. As of December 31, 2005, Central Pacific Bank could have paid, in the aggregate, approximately $136.3 million in dividends without the prior approval of the FDIC.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people, and there are a limited number of qualified persons with knowledge of and experience in the banking industry in each of our markets. Competition for the best candidates can be intense, particularly in Hawaii, which had an unemployment rate of 2.7% in December 2005, the lowest in the nation, and we may not be able to hire or retain the appropriate number or caliber of staff. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. While the impact of these hurricanes did not affect us directly, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The earnings of financial services companies are significantly affected by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

ITEM 1B.       UNRESOLVED SEC STAFF COMMENTS

None.

Certifications

The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2005.  Last year, the Company submitted to the New York Stock Exchange on May 9, 2005 its annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards required by NYSE rule 303A.12. This year, the Company intends to submit to the NYSE its annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 25, 2006.

ITEM 2.                PROPERTIES

We hold title to the land and building in which our headquarters, Kaimuki branch office, Hilo branch office, Kailua-Kona branch office and certain operations offices are located. We also hold title to the buildings in which our Moiliili, McCully, Kalihi and Beretania branch offices and operations center are located, a portion of the land underlying a commercial office building in which our residential mortgage lending subsidiary is housed, and a portion of land on which the Moiliili branch office is located. The remaining lands on which the Moiliili branch and all of the land on which the McCully, Kalihi and Beretania branch offices and operations center are located are leased. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for 54 other properties including our remaining branch offices, 2 data processing centers and 7 loan production and support offices in California and Washington. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments, see Note 17 to the Consolidated Financial Statements.

ITEM 3.                LEGAL PROCEEDINGS

We are party to ordinary routine litigation incidental to our business, none of which we consider to be material.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the ticker symbol “CPF”. As of December 31, 2005, there were 3,295 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

The following table sets forth information on the range of high and low sales prices of our common stock, as reported by the NYSE, for each full quarterly period within 2004 and 2005.

	Stock Price
	High	Low	Close
2005	$38.79	$31.10	$35.92
Fourth Quarter	38.28	31.87	35.92
Third Quarter	37.82	33.10	35.18
Second Quarter	37.68	31.10	35.60
First Quarter	38.79	33.20	33.65
2004	$36.74	$22.80	$36.17
Fourth Quarter	36.74	27.50	36.17
Third Quarter	28.70	26.30	27.52
Second Quarter	30.00	22.80	27.50
First Quarter	30.34	25.71	29.79

Dividends

We have paid regular quarterly cash dividends since 1988. We declared dividends of $0.16 per share of common stock in each quarter in 2004 and in the first quarter of 2005 and $0.19 per share of common stock in the remaining three quarters of 2005. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors. We expect to continue to pay regular quarterly cash dividends. However, since substantially all of the funds available for the payment of dividends are derived from our bank, future dividends will depend upon our bank’s earnings, financial condition and capital needs, applicable governmental policies and regulations and such other matters as our board of directors may deem to be appropriate.

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2005, we had approximately $108 million of our junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, or if we fail to comply with certain covenants under the related indentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures and until we comply with the covenants under the related indentures.

Our ability to pay dividends is also limited by certain restrictions imposed on Hawaii corporations. We may pay dividends out of funds legally available at such times as our board of directors determines are appropriate. For information regarding the dividend payments made by  us and our subsidiaries see the discussion under the section captioned “Capital Resources,” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 26 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2005.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2005. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$263,250	$150,389	$110,231	$118,462	$129,873
Total interest expense	66,577	30,217	20,178	29,483	51,421
Net interest income	196,673	120,172	90,053	88,979	78,452
Provision for loan losses	3,917	2,083	700	1,000	3,000
Net interest income after provision for loan losses	192,756	118,089	89,353	87,979	75,452
Other operating income	41,002	22,018	15,834	15,282	14,113
Other operating expense	124,772	86,131	55,578	55,023	50,683
Income before income taxes	108,986	53,976	49,609	48,238	38,882
Income taxes	36,527	16,582	15,669	14,955	10,177
Net income	72,459	37,394	33,940	33,283	28,705
Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$9,813	$52,978	$5,145	$39,358	$29,277
Investment securities(1)	925,285	850,821	540,785	527,512	379,334
Loans	3,552,749	3,099,830	1,443,154	1,289,892	1,266,949
Allowance for loan losses	52,936	50,703	24,774	24,197	24,564
Goodwill	303,358	284,712	—	—	—
Core deposit premium	35,795	49,188	—	—	—
Total assets	5,239,139	4,651,902	2,170,268	2,028,163	1,835,641
Core deposits(2)	2,814,435	2,716,973	1,419,100	1,280,471	1,082,131
Total deposits	3,642,244	3,327,026	1,753,284	1,641,101	1,450,925
Long-term debt	749,258	587,380	184,184	147,155	175,572
Total shareholders’ equity	676,234	567,862	194,599	173,443	147,070
Per Share Data:(3)
Basic earnings per share	$2.42	$1.90	$2.12	$2.09	$1.75
Diluted earnings per share	2.38	1.87	2.07	2.04	1.72
Cash dividends declared	0.73	0.64	0.64	0.40	0.34
Book value	22.22	20.17	12.11	10.86	9.27
Diluted weighted average shares outstanding (in thousands)	30,487	20,017	16,397	16,326	16,760
Financial Ratios:
Return on average assets	1.48%	1.25%	1.64%	1.74%	1.60%
Return on average shareholders’ equity	11.16	12.37	18.33	20.55	19.34
Net income to average tangible shareholders’ equity	22.88	18.45	18.33	20.55	19.34
Efficiency ratio(4)	49.59	57.77	51.94	52.17	54.78
Net interest margin(5)	4.63	4.51	4.79	5.11	4.76
Net charge-offs to average loans	0.05	0.06	0.01	0.04	0.08
Nonperforming assets to year-end loans & other real estate(6)	0.35	0.35	0.25	0.18	0.25
Allowance for loan losses to year-end loans	1.49	1.64	1.72	1.88	1.94
Allowance for loan losses to nonaccrual loans	421.77	492.79	688.74	5,511.85	1,014.62
Dividend payout ratio	30.17	33.68	30.19	19.14	19.14

(1)              Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)              Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)              Restated for the year ended December 31, 2001 to reflect a two-for-one stock split effected November 8, 2002.

(4)              Efficiency ratio is derived by dividing other operating expense excluding amortization of intangible assets by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions).

(5)              Computed on a taxable equivalent  basis using an assumed income tax rate of 35%.

(6)              Nonperforming assets include nonaccrual loans and other real estate.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii. In addition, we have six loan production offices serving customers in California and Washington.

Our products and services focus on two areas:

•       Loans:   we focus our lending activities on commercial, commercial mortgage and construction loans to small and medium-sized companies, business professionals and real estate developers. Our lending activities contribute to a key component of our revenues—interest income.

•       Deposits:   we strive to provide exceptional customer service and products that meet our customers’ needs, like our Exceptional Account and Totally Free Checking, and raising funds through our deposit accounts enables us to support our lending activities. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our revenues. In addition, fees and service charges on deposit accounts contribute to our revenues.

In addition, we offer wealth management products and services such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in the forward-looking statements. Important factors that could, among others, cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed above under “Business-Factors that May Affect Our Business” in Part I, Item 1 of this Annual Report on Form 10-K.

Executive Overview

In 2005 we addressed significant challenges and accomplished a number of major goals.

•       In February 2005, we successfully completed the merger of our two banking subsidiaries, City Bank and Central Pacific Bank, with Central Pacific Bank being the surviving entity. The complex integration process encompassed all of our systems, processes, facilities and people and was substantially completed by the third quarter of 2005.

•       In March 2005, we completed a public stock offering that resulted in the issuance of 2.01 million shares of common stock and generated $64.2 million in proceeds, net of expenses.

•       In August 2005, we completed the acquisition of Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc., a residential mortgage loan broker.

•       During 2005, total assets reached $5.2 billion, and we posted net income of $72.5 million, both representing record levels for our Company.

Results of operations for the year ended December 31, 2005, reflect $5.5 million in nonrecurring integration and severance-related charges related to the City Bank merger, as well as cost synergies achieved as a result of the consolidation of our banking operations. The operational integration process is substantially complete, and we do not anticipate additional integration costs, if any, to be material. While the majority of the expected merger-related cost synergies have also been realized, we have revised some of the assumptions on which we based our initial projections of cost savings, and some of them have become inapplicable or inconsistent with our current business plan.

Our primary focus in 2005 was retaining our key customer relationships and expanding on our competitive strengths in construction and commercial real estate lending and deposit gathering. To that end, we achieved a 14.6% increase in loans and a 9.5% increase in deposits during the year. Asset quality remained healthy, with a net loan charge-off ratio of 0.05% for the year and the ratio of nonperforming assets to loans and other real estate of 0.35% as of year-end 2005. Our profitability measures also improved during the year as net interest margin increased to 4.63%, net income to average tangible shareholders’ equity improved to 22.88%, return on average assets increased to 1.48% and our efficiency ratio improved to 49.59%. For a further discussion of these trends and other factors affecting our business, see “Overview of Results of Operations.”

Business Environment

The majority of our operations are concentrated in the states of Hawaii and California, and to a lesser extent, Washington. Accordingly, our business is directly affected by conditions in the banking industry and economic conditions in those states. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income.

Economic conditions in Hawaii continued to improve in 2005. Tourism remains Hawaii’s most significant economic driver, and according to the Hawaii Department of Business Economic Development & Tourism, or the DBEDT, total visitor arrivals for 2005 increased by 6.8% over 2004, with a record 7.4 million visitors. Based on preliminary data released by DBEDT, visitor spending rose by 8.4%, contributing an estimated $11.5 billion to the Hawaii economy. The Department of Labor and Industrial Relations reported that Hawaii’s unemployment rate was 2.7% in December 2005, compared to 3.0% in December 2004. Hawaii’s unemployment rate ranked the lowest among the 50 states, well below the national unemployment rate of 4.9%. The DBEDT projects real personal income growth to approximate 3.5% in 2005, with growth moderating to the 2.5-2.8% range in 2006 through 2008. The DBEDT also projects strong Gross State Product growth of 6.8% in 2005, and 5.1-5.8% growth per annum in the next three years.

With real estate lending as a primary focus, including construction loans, residential mortgages and commercial mortgages, we are also dependent on the strength of the real estate market. In Hawaii, the real estate market remained robust throughout 2005, although recent statistics point to lower rates of growth in the future. According to the Honolulu Board of Realtors, the median sales price in 2005 for single-family homes and condominiums on Oahu was $590,000 and $269,000, respectively, representing increases of 28% and 29%, respectively, over the median prices in 2004. However, increases in inventory, coupled with rising market interest rates, are expected to bring pressure to the real estate market, and experts predict a shift to a more sustainable growth rate in 2006. For the first nine months of 2005, representing the most current data available from DBEDT, statewide private building authorizations decreased from the same period in 2004 by 4.7%, including a 2.9% decline in residential authorizations and a 23.0% decline in commercial authorizations. Meanwhile, construction industry employment remained strong, with a 9.7% increase in construction jobs in the third quarter of 2005, compared to the same period in 2004.

In California, the economic climate remains favorable. The seasonally adjusted unemployment rate of 5.1% in December 2005 decreased by 0.9% from the previous year, and civilian employment increased by 3.2% during the period, according to the California Employment Development Department, or CEDD. CEDD further reported that median sales prices for existing single-family homes increased by nearly 16%

from December 2004 to December 2005. In addition, the value of construction building permits authorized in 2005 increased by 4.4% for residential units and by 16.4% for nonresidential projects, as reported by the California Department of Finance, resulting in a 7.8% increase in construction jobs in December 2005 compared to December 2004.

The Washington economy also showed favorable trends. According to the Washington State Employment Security Department, the seasonally adjusted unemployment rate was 5.3% in December 2005, a decrease of 0.6% from the year-ago rate. From the Washington State Economic and Revenue Forecast Council, or ERFC, construction employment increased by 7.9% in 2005 and housing unit building permits authorized increased by 5.4% over 2004 levels. The ERFC forecasts strong population growth in Washington will further boost construction activity. Real personal income in 2005 increased by 0.3% in 2005 and is projected to increase by 4.2% to 4.9% per annum over the next three years. The low growth in personal income in 2005 is attributed to a special one-time dividend paid by Microsoft in December 2004 that skewed the year-over-year comparison.

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

Allowance for Loan Losses.   We maintain the allowance for loan losses, or the Allowance, at an amount we expect to be sufficient to absorb probable losses inherent in our loan portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate net loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing, specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan losses, or the Provision, is recorded to maintain the Allowance at an appropriate level. Since we cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Goodwill and Other Intangible Assets.   We recorded goodwill and other intangible assets in connection with our acquisitions of CB Bancshares, Inc. and Hawaii HomeLoans, Inc. In accordance with SFAS 142, goodwill is not amortized but is to be reviewed at least annually for impairment, and when significant events occur or circumstances change which might cause an impairment of goodwill. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. We perform an annual analysis of goodwill that involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Our analysis indicated that there was no impairment of goodwill as of December 31, 2005. Since we cannot predict with certainty the future cash flows of individual reporting units, a range of possible cash flows could have reasonably been used. Had we used cash flow assumptions that were materially lower than the estimates used, the analysis might have resulted in an impairment charge to earnings.

Other intangible assets include core deposit premiums and mortgage servicing rights, which are carried at the lower of amortized cost or fair value. Core deposit premiums are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the year ended December 31, 2005, we concluded that there were no events or changes in circumstances indicating that the carrying amount of the core deposit premium may not be recoverable. This conclusion was based on consideration of various factors including the level of market interest rates, legal factors, business climate and the performance of the deposits acquired relative to our expectations. Mortgage servicing rights are periodically assessed for impairment through an analysis that considers estimated future cash flows based on assumptions about loan prepayments, discount rates and various other factors. The assessment performed as of December 31, 2005 indicated no impairment of the value of mortgage servicing rights. Had we used assumptions that were materially different than those used in the analyses of core deposit premiums and mortgage servicing rights, those analyses might have resulted in an impairment charge to earnings.

Deferred Tax Assets.   We account for income taxes in accordance with SFAS 109. Deferred taxes assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated, or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

Defined Benefit Retirement Plan.   Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 to the Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2005, we used a weighted-average discount rate of 5.69% and an expected long-term rate of return on plan assets of 8.00%, which affected the amount of pension liability recorded as of year-end 2005 and the amount of pension expense to be recorded in 2006. At December 31, 2004, a weighted-average discount rate of 6.00% and an expected long-term rate of return on plan assets of 8.00% were used in determining the pension liability recorded as of year-end 2004 and the amount of pension expense recorded in 2005. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded. An increase in the discount rate or asset return rate would reduce pension expense in 2005, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2006 pension expense by $41,000 and year-end 2005 pension liability by $722,000, while a 0.25% change in the asset return rate would impact 2006 pension expense by $64,000.

Overview of Results of Operations

Our net income in 2005 of $72.5 million increased by $35.1 million or 93.8% over the $37.4 million earned in 2004, which increased by $3.5 million or 10.2% over the $33.9 million earned in 2003. The substantial increase in our income in 2005 was principally a result of the full year effect and the merger of CB Bancshares, as compared to the three and one half months of combined earnings in 2004. Diluted earnings per share of $2.38 increased by $0.51 or 27.3% compared to the $1.87 earned in 2004, which decreased by 9.7% from $2.07 earned in 2003. Cash dividends declared of $0.73 per common share increased by 14.1% over the dividends of $0.64 per share declared in 2004 and 2003. Return on average assets was 1.48%, improving from 1.25% in 2004, which decreased from 1.64% in 2003. Return on average equity of 11.16% declined from 12.37% in 2004 and 18.33% in 2003. Our efficiency ratio, which measures operating expenses before intangible amortization as a percentage of tax-equivalent total revenue, was 49.59%, which improved from 57.77% in 2004 and 51.94% in 2003. In addition to the net income impact of the merger, the significant items affecting the comparability of the years’ performance include: (1) $5.5 million, $9.3 million and $1.4 million in nonrecurring integration, severance and merger-related expenses incurred in 2005, 2004 and 2003, respectively; (2) incremental earnings of Central Pacific HomeLoans since August 17, 2005 and of CB Bancshares since September 15, 2004, the effective dates of the respective acquisitions; (3) issuance of 2.0 million shares of common stock in a public offering in March 2005 and 11.9 million shares of common stock in September 2004 in connection with the CB Bancshares acquisition; and (4) net amortization of core deposit premium and other purchase accounting valuation adjustments, and interest expense on trust preferred securities issued to finance the CB Bancshares acquisition.

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

Table 1. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2005			2004			2003
		Average			Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest	Balance	Rate	of Interest
(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$13,205	2.64%	$349	$18,400	1.57%	$289	$8,672	1.06%	$92
Federal funds sold	5,956	2.87	171	5,989	1.50	90	3,936	1.07	42
Taxable investment securities(1)	807,216	4.25	34,336	579,635	4.21	24,385	432,420	3.83	16,573
Tax-exempt investment securities(1)	130,889	6.21	8,125	103,944	6.61	6,867	89,700	6.59	5,909
Loans(2)	3,301,277	6.75	222,841	1,986,872	6.07	120,684	1,374,251	6.47	88,922
Federal Home Loan Bank stock	48,749	0.56	272	24,725	1.92	475	13,718	5.55	761
Total interest earning assets	4,307,292	6.18	266,094	2,719,565	5.62	152,790	1,922,697	5.84	112,299
Nonearning assets	575,933			281,213			146,885
Total assets	$4,883,225			$3,000,778			$2,069,582
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$429,798	0.17%	$730	$238,201	0.16%	$381	$165,516	0.17%	$276
Savings and money market deposits	1,131,964	0.69	7,859	851,354	0.45	3,795	644,450	0.61	3,909
Time deposits under $100,000	548,043	2.00	10,953	312,809	1.69	5,297	220,974	1.78	3,940
Time deposits $100,000 and over	684,938	2.75	18,844	428,672	1.72	7,390	351,847	1.78	6,255
Short-term borrowings	56,757	3.27	1,858	36,756	2.00	735	3,880	1.11	43
Long-term debt	660,992	3.98	26,333	361,181	3.49	12,619	166,254	3.46	5,755
Total interest-bearing liabilities	3,512,492	1.90	66,577	2,228,973	1.36	30,217	1,552,921	1.30	20,178
Noninterest-bearing deposits	634,035			412,701			296,978
Other liabilities	87,699			56,704			34,519
Shareholders’ equity	648,999			302,400			185,164
Total liabilities and shareholders’ equity	4,883,225			3,000,778			2,069,582
Net interest income			$199,517			$122,573			$92,121
Net interest margin		4.63%			4.51%			4.79%

(1)             At amortized cost.

(2)             Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(82)	$142	$60	$103	$94	$197
Federal funds sold	—	81	81	22	26	48
Taxable investment securities	9,581	370	9,951	5,638	2,174	7,812
Tax-exempt investment securities	1,781	(523)	1,258	939	19	958
Loans	79,784	22,373	102,157	39,637	(7,875)	31,762
Federal Home Loan Bank stock	461	(664)	(203)	611	(897)	(286)
Total interest earning assets	91,525	21,779	113,304	46,950	(6,459)	40,491
Interest-bearing liabilities
Interest-bearing demand deposits	307	42	349	124	(19)	105
Savings and money market deposits	1,263	2,801	4,064	1,262	(1,376)	(114)
Time deposits under $100,000	3,576	2,612	6,188	1,635	(810)	825
Time deposits $100,000 and over	4,741	6,181	10,922	1,367	300	1,667
Short-term borrowings	400	723	1,123	365	327	692
Long-term debt	10,463	3,251	13,714	6,744	120	6,864
Total interest-bearing liabilities	20,750	15,610	36,360	11,497	(1,458)	10,039
Net interest income	$70,775	$6,169	$76,944	$35,453	$(5,001)	$30,452

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments over the interest we pay on deposits and borrowings. Net interest income expressed on a taxable-equivalent basis, totaled $199.5 million in 2005, increasing by $76.9 million or 62.8% over the net interest income of $122.6 million in 2004, which increased by $30.5 million or 33.1% over the $92.1 million recognized 2003. The increases in net interest income reflect the impact of the CB Bancshares merger, as well as increases in average loans and deposits generated organically. In addition, the movement in interest rates contributed positively to the increase in net interest income in 2005 but had the opposite effect in 2004.

Interest Income

Interest income in 2005 of $266.1 million increased by $113.3 million or 74.2% over the $152.8 million earned in 2004, which increased by $40.5 million or 36.1% from $112.3 million in 2003. As depicted in Table 2, the increase in interest income is due to the increase in average loan and investment securities balances and the increase in average yields on those assets. Average interest earning assets of $4.31 billion in 2005 increased by $1.59 billion or 58.4% over 2004’s average balance due largely to increases of $1.31 billion or 66.2% in average loans and $227.6 million or 39.3% in average taxable investment securities. The average yield on interest earning assets of 6.18% in 2005 increased by 56 basis points over the 2004 average yield of 5.62%, with loan yields increasing by 68 basis points to reflect the increase in the general level of market interest rates. Comparing 2004 results to those of 2003, the increase in interest income can be attributed to increases of $612.6 million or 44.6% in average loans and $147.2 million or 34.0% in average taxable investment securities. The historically low interest rate environment experienced in 2003 and early 2004 negatively impacted 2004’s interest income, as reflected in the 22 basis-point decline in yield on total interest earnings assets and 40 basis-point decline in average loan yields in 2004 compared to 2003. The increases in average balances in both 2005 and 2004 reflect the impact of loans and investment securities acquired in the CB Bancshares merger, as well as organic loan growth, particularly in the commercial real estate portfolio, and the affects of several capital markets leveraging strategies employed during those periods.

Interest Expense

Interest expense of $66.6 million in 2005 increased by $36.4 million or 120.3% compared to $30.2 million in 2004, which increased by $10.0 million or 49.8% compared to $20.2 million in 2003. In 2005, increases in average interest-bearing liabilities and the averages rates paid thereon were the primary drivers of the increase in interest expense. In 2004, declines in average rates paid on our core deposits partially offset the impact of higher average balances. Average interest-bearing liabilities of $3.51 billion in 2005 increased by $1.28 billion or 57.6% compared to 2004, which increased by $676.0 million or 43.5% over 2003. Average interest-bearing deposits of $2.79 billion increased by $963.7 million or 52.6% over 2004’s average of $1.83 billion, which increased by $448.2 million or 32.4% over 2003’s $1.38 billion. The increase in average interest-bearing deposits is attributed to the deposits acquired in the CB Bancshares merger and organic growth in commercial and retail deposits generated through sales and referral campaigns. The average rate paid on interest-bearing deposits increased by 45 basis points in 2005 after declining by 12 basis points in 2004 compared to 2003 following general market interest rate trends during those periods. Average long-term debt of $661.0 million increased by $299.8 million or 83.0% over the 2004 average of $361.2 million, which increased by $194.9 million or 117.2% over 2003. The increase in average long-term debt in 2005 reflects the borrowings assumed in the CB Bancshares merger, coupled with subordinated debt issued in 2004, the proceeds of which were used to fund the cash component of the CB Bancshares merger consideration.

Net Interest Margin

Our net interest margin in 2005 was 4.63%, an increase of 12 basis points over 2004. 2004’s net interest margin of 4.51% declined by 28 basis points in 2004 compared to 2003. The yield on total interest earnings assets increased by 56 basis points in 2005, bolstered by a 68 basis-point increase in average yield on loans, while the rate on total interest-bearing liabilities increased by 54 basis points, due mainly to a 45 basis-point increase in average rate on interest-bearing deposits. The increases were driven largely by increases in general market interest rates. In contrast, yield on total interest earnings assets decreased by 22 basis points from 2003 to 2004, while the rate on interest-bearing liabilities increased by 6 basis points, resulting in the net interest margin compression experienced in 2004. We expect rates on interest-bearing liabilities to increase in 2006, although the magnitude of the rate increase will depend largely on competitive pricing within the Hawaii market.

As market interest rates have risen steadily throughout 2005 and into 2006, management anticipates that yields on interest earning assets will increase commensurately in 2006. At the same time, we expect rates on interest-bearing liabilities to increase, although the magnitude of the rate increase will depend largely on competitive pricing within the Hawaii market. Based on our expectations for loan and deposit growth and the expected average yields and rates thereon, net interest margin is projected to remain fairly stable in the range of 4.55% to 4.65% in 2006. Our ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, and the ability to fund that asset growth with relatively low-cost core deposits, will directly impact future net interest margins and net interest income.

Other Operating Income

Table 3 sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income from fiduciary activities	$2,431	$2,224	$1,793
Service charges on deposit accounts	11,782	7,150	4,551
Other service charges and fees	12,116	7,025	5,196
Gains on sales of loans	5,811	1,651	801
Income from life insurance	2,205	1,687	1,452
Investment securities gains (losses)	1,550	(19)	956
Fees on foreign exchange	787	648	576
Equity in earnings of unconsolidated subsidiaries	767	173	—
Other	3,553	1,479	509
Total	$41,002	$22,018	$15,834
Total other operating income as a percentage of average assets	0.84%	0.73%	0.77%

Total other operating income of $41.0 million in 2005 increased by $19.0 million or 86.2% over the $22.0 million in earned in 2004, which increased by $6.2 million or 39.1% over the $15.8 million earned in 2003. The most notable increases in 2005 included a $4.6 million or 64.8% increase in service charges on deposits and a $5.1 million or 72.5% increase in other service charges and fees. Increases were attributable to a combination of the CB Bancshares and Hawaii HomeLoans acquisitions in general, and specifically to higher non-sufficient funds, or NSF, fees and residential mortgage servicing fees, respectively. Investment securities gain (losses) swung from a net loss in 2004 to a net gain of $1.6 million in 2005, and gains on sales of loans increased by $4.2 million or 252.0% due to the higher level of mortgage origination activity resulting from the two acquisitions. Other income of $3.6 million in 2005 increased by $2.1 million or 140.2% over 2004 due largely to the CB Bancshares merger.

In 2004, increases were achieved in all major categories of other operating income due in part to the CB Bancshares merger, as well as growth in trust revenue and deposit service charges. Income from fiduciary activities increased by $431,000 or 24.0% due largely to organic growth in our trust business, service charges on deposits increased by $2.6 million or 57.1% due to a combination of the increase in deposits as a result of the CB Bancshares merger and increased volume of fee-based services, and other service charges and fees increased by $1.8 million or 35.2%, also due mainly to the CB Bancshares merger. Investment securities transactions resulted in a net loss of $19,000 recognized in 2004, compared to net gains of $956,000 recognized on a higher volume of sales in 2003.

Total other operating income as a percentage of average assets was 0.84% in 2005, 0.73% in 2004 and 0.77% in 2003. Recent initiatives have been directed to improving other operating income in the coming years, including the introduction of new deposit products and product enhancements and a more significant mortgage banking business.

Other Operating Expense

Table 4 sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$64,963	$43,252	$29,220
Net occupancy	9,666	6,550	4,198
Equipment	4,873	3,151	2,457
Legal and other professional services	8,014	8,660	3,228
Amortization of core deposit premium	6,266	2,581	—
Communication	4,174	2,267	1,651
Computer software expense	2,798	2,450	1,841
Advertising	2,347	2,885	2,972
Other	21,671	14,335	10,011
Total	$124,772	$86,131	$55,578
Total other operating expense as a percentage of average assets	2.56%	2.87%	2.69%

Total other operating expense of $124.8 million in 2005 increased by $38.6 million or 44.9% over 2004’s expenses of $86.1 million, which increased by $30.6 million or 55.0% compared to 2003. Nonrecurring merger-related expenses of $5.5 million, $9.3 million and $1.4 million in 2005, 2004 and 2003, respectively, and the inclusion of CB Bancshares’ and Central Pacific HomeLoans’ operating expenses beginning September 15, 2004 and August 17, 2005, respectively, contributed to the increased level of operating expenses. Salaries and employee benefits of $65.0 million in 2005 increased by $21.7 million or 50.2% over 2004’s $43.3 million, which increased by $14.0 million or 48.0% over 2003. Nonrecurring merger-related expenses included salaries and employee benefits, primarily severance and retention payments, totaled $3.3 million in 2005 and $4.0 million in 2004. Net occupancy expense increased by $3.1 million or 47.6% in 2005 reflecting the costs of the branches and loan production offices acquired in the CB Bancshares merger. Amortization of core deposit premium totaled $6.3 million in 2005 compared to $2.6 million in 2004, an increase of $3.7 million or 142.8%. Legal and other professional service fees of 8.0 million decreased by $646,000 or 7.5% in 2005 compared to 2004, which increased by $5.4 million or 168.3% compared to 2003. Nonrecurring merger-related expenses included in legal and other professional fees totaled $443,000 in 2005 and $3.0 million in 2004. The increase in legal and other professional fees from 2003 to 2004 also reflected increases in audit fees and costs incurred to comply with certification requirements for internal control over financial reporting. Other expenses of $21.7 million in 2005 increased by $7.3 million or 51.2% over the $14.3 million incurred in 2004, which increased by $4.3 million or 43.2% over 2003. In addition to the CB Bancshares and Hawaii HomeLoans acquisition impact, the primary contributors to the increase in other expenses were the amortization of mortgage servicing rights, which totaled $2.0 million in 2005 compared to $466,000 in 2004 and $684,000 in 2003, a $780,000 FDIC deposit insurance assessment related to City Bank and a $714,000 accrual for interest on income tax liabilities resulting from an ongoing Internal Revenue Service audit.

Total other operating expense as a percentage of average assets was 2.56% in 2005, 2.87% in 2004 and 2.69% in 2003. A key measure of operating efficiency tracked by management is the efficiency ratio, which measures operating expense before amortization of intangibles as a percentage of total tax-equivalent revenue (tax-equivalent net interest income and other operating income, excluding investment securities gains and losses). Our efficiency ratio was 49.59% in 2005, improving from 57.77% in 2004 and 51.94% in 2003. We believe our ratios will improve in 2006 without the burden of nonrecurring merger-related expenses.

Income Taxes

Income tax expense totaled $36.5 million in 2005, increasing from $16.6 million in 2004 and $15.7 million in 2003. The effective tax rate was 33.52% in 2005, 30.72% in 2004, and 31.58% in 2003. The increase in effective tax rate in 2005 reflects the lower proportion of tax-exempt income to total income and the higher proportion of income subject to taxation in the State of California, which has a higher state tax rate than the State of Hawaii. We recorded net reductions in taxes of $3.1 million, $1.6 million and $1.4 million in 2005, 2004 and 2003, respectively, attributable to high-technology state tax credits. The state’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.

Financial Condition

Total assets of $5.24 billion at December 31, 2005 increased by $587.2 million or 12.6% over the $4.65 billion at year-end 2004. Investment securities totaled $925.3 million, an increase of $74.5 million or 8.8%, and loans totaled $3.55 billion, an increase of $452.9 million or 14.6% over year-end 2004. Total deposits of $3.64 billion increased by $315.2 million or 9.5%, and shareholders’ equity of $676.2 million increased by $108.4 million or 19.1% during the year.

Loan Portfolio

Loans totaled $3.55 billion at December 31, 2005, increasing by $452.9 million or 14.6% over the $3.10 billion at year-end 2004, which increased by $1.66 billion or 114.8% over the $1.44 billion held at year-end 2003. Nearly 70% of total loan growth in 2005 occurred in our construction loan portfolio, and 18% of the growth resulted from residential mortgage lending. Of the increase in 2004, $1.40 billion can be attributed to the CB Bancshares merger, with $260.2 million in net loan growth excluding the merger. We focus our lending activities on commercial, commercial mortgage and construction loans to small and middle-market companies, business professionals and real estate developers. Our strategy for generating new loans relies upon teams of highly qualified commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development. We have established six loan production offices in California and Washington staffed by experienced lenders with established client relationships in their respective markets. The expansion of lending activities in these markets augments our lending activities in Hawaii to supplement our growth opportunities and improve the diversification of our loan portfolio. During 2005, approximately $340.4 million, or 75% of total loan growth was derived from our offices in California, and approximately $108.9 million or 24% of total loan growth was generated in Washington. Our Hawaii lending activities were negatively impacted by large, unanticipated loan prepayments, particularly from our commercial mortgage portfolio, resulting from our borrowers’ sales of the subject properties.

To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral, and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

Table 5 sets forth information regarding outstanding loans by category as of the dates indicated.

Table 5. Loans by Categories

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial, financial and agricultural	$ 579,070	$ 554,021	$ 283,560	$ 262,771	$ 233,629
Real estate Construction	677,383	361,340	140,505	117,879	131,631
Mortgage—residential	793,719	710,855	391,367	312,560	347,237
—commercial	1,269,232	1,239,242	558,974	540,111	504,346
Consumer	187,951	198,573	68,748	56,571	50,106
Leases	45,394	35,799	—	—	—
Total loans	3,552,749	3,099,830	1,443,154	1,289,892	1,266,949
Allowance for loan and lease losses	52,936	50,703	24,774	24,197	24,564
Net loans	$ 3,499,813	$ 3,049,127	$ 1,418,380	$ 1,265,695	$ 1,242,385

Commercial, Financial and Agricultural.   Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the State of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Commercial loans increased by $25.0 million or 4.5% in 2005 to $579.1 million at year-end 2005. The increase experienced in 2004 of $270.5 million is largely a result of the CB Bancshares merger. Our approach to commercial lending involves teams of lending and cash management personnel who focus on marketing loans, deposits and other bank services to new and existing commercial clients. We have also been successful in hiring experienced personnel with established networks of business contacts to support commercial sales efforts. Sustained long-term growth in this loan category will be dependent upon local economic conditions, interest rate levels, competitive market conditions and other external factors.

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

Construction loans of $677.4 million at year-end 2005 increased by $316.0 million or 87.5% over the $361.3 million held at year-end 2004, which increased by $220.8 million or 157.2% over year-end 2003. The increase in construction loan volume is the result of our strong focus on this segment and the strong real estate market and increased development activity in all our markets. The growth experienced in 2004 also reflects the impact of the CB Bancshares merger. Construction loans tend to be larger in amount and shorter in term than conventional commercial or mortgage loans; thus a higher level of volatility in balances from year to year is expected.

Real Estate—Mortgage.   Table 6 sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 6. Mortgage Loan Portfolio Composition

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$ 638,720	31.0%	$ 590,851	30.3%	$ 295,525	31.1%	$ 221,283	26.0%	$ 246,075	28.9%
5 or more units	154,999	7.5	120,004	6.2	95,842	10.1	91,277	10.7	101,162	11.9
Commercial, industrial and other	1,269,232	61.5	1,239,242	63.5	558,974	58.8	540,111	63.3	504,346	59.2
Total	$ 2,062,951	100.0%	$ 1,950,097	100.0%	$ 950,341	100.0%	$ 852,671	100.0%	$ 851,583	100.0%

Real Estate—Mortgage—Residential.   Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $280,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past several years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards and diligent monitoring and handling of problems that may arise.

Residential mortgage loan balances as of December 31, 2005 totaled $793.7 million, increasing by $82.9 million or 11.7% over the $710.9 million at year-end 2004, which increased by $319.5 million or 81.6% over the $391.4 million held at year-end 2003. Substantially all salable fixed-rate mortgages are sold in the secondary market. Mortgage loans held for sale at December 31, 2005 totaled $60.5 million, an increase of $42.8 million or 241.3% over the December 31, 2004 balance of $17.7 million, which increased by $11.1 million or 166.3% over the December 31, 2003 balance of $6.7 million. The 2005 increase reflects the Hawaii HomeLoans acquisition, while the 2004 increase was due primarily to the CB Bancshares merger. Recent and anticipated future increases in residential mortgage interest rates is expected to have a negative impact on refinancing activity in 2006, although the continued strength of the real estate market should provide ample purchase-related financing opportunities. Further, with the Hawaii HomeLoans acquisition, we have a more prominent presence in the residential mortgage lending business and expect that origination volume will increase in 2006.

Real Estate—Mortgage—Commercial.   Real estate mortgage loans secured by commercial properties represented the single largest component of our loan portfolio at year-end 2005. Our policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk, which is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, we use dedicated, experienced commercial mortgage lenders to underwrite, monitor and service commercial mortgage loans. Further, with approximately 33% of our commercial mortgage loans having been generated from our California and Washington loan production offices, we have improved the geographic diversification of our loan portfolio. While providing greater opportunities for growth and diversification, mainland lending exposes us to new risks, including the risk of economic downturn in those markets, and a reliance on a relatively small staff positioned in those markets. To manage these risks, key executive officers with significant experience in mainland markets actively monitor and manage our mainland lending activities.

As of December 31, 2005, commercial mortgage loans totaled $1.27 billion, and increase of $30.0 million or 2.4% over the $1.24 billion held at year-end 2004, which increased by $680.3 million or 121.7% compared to the $559.0 million held at year-end 2003. The strong commercial real estate market, while providing significant lending opportunities in 2005, also resulted in unanticipated payoffs as a result of the sales of the underlying collateral. Thus, the net growth in 2005 was not reflective of the robust origination activity we experienced during the year. The increase in 2004 was largely attributable to the CB Bancshares merger. We expect loan origination activity to remain at or near current levels in 2006, although anticipated and unanticipated payoffs will impact the extent of growth in our commercial mortgage portfolio.

Consumer Loans.   Table 7 sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 7. Consumer Loan Portfolio Composition

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$ 141,132	75.0%	$ 146,101	73.6%	$ 32,773	47.7%	$ 23,565	41.7%	$ 23,765	47.4%
Credit cards and other revolving credit plans	31,308	16.7	35,245	17.7	25,769	37.5	23,939	42.3	17,415	34.8
Other	15,511	8.3	17,227	8.7	10,206	14.8	9,067	16.0	8,926	17.8
Total	$ 187,951	100.0%	$ 198,573	100.0%	$ 68,748	100.0%	$ 56,571	100.0%	$ 50,106	100.0%

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

Consumer loans totaled $188.0 million at December 31, 2005, decreasing by $10.6 million or 5.3% from 2004’s year-end balance of $198.6 million, which increased by $129.8 million or 188.8% compared to the $68.7 million held at year-end 2003. Automobile loans, primarily indirect dealer loans, comprised 75.0% of consumer loans outstanding. Total automobile loans of $141.1 million at year-end 2005 declined by $5.0 million or 3.4% from 2004’s year-end balance of $146.1 million, which increased by $113.3 million or 345.8% over the $32.8 million at year-end 2003. We placed a lower emphasis on consumer lending in 2005, as reflected in the decline in balances during the year. The 2004 increase was due primarily to the CB Bancshares merger. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. As such, we do not anticipate much growth in consumer lending in the future.

Concentrations of Credit Risk

As of December 31, 2005, approximately 77% of loans outstanding were real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. The real estate market tends to closely follow broader economic trends, and during periods of economic strength, as we are currently experiencing, the real estate market and the real estate industry typically perform well. However, market interest rates and other economic conditions can have a significant and immediate impact on the real estate industry. Accordingly, the concentration of lending in the real estate industry creates the risk of adverse portfolio performance, namely delinquencies and loan charge-offs, should the real estate market suffer a downturn.

Substantially all of our loans are made to companies and individuals with headquarters in or residing in the states of Hawaii, California and Washington. In a few instances, we have also made loans to foreign companies, the majority of which have operations in the state of Hawaii. The concentration of lending activities within the state of Hawaii is consistent with our focus of being a Hawaii-based bank. Lending activities outside the state of Hawaii help to diversify risk and provide for additional growth opportunities.

To ensure that risks associated with industry concentration or geographic concentration are properly managed, we employ highly qualified lenders with established client relationships, similar lending philosophies and demonstrated expertise in their respective markets. We did not have any foreign credit exposure as of December 31, 2005 that exceeded 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 8 sets forth the maturity distribution of the loan portfolio at December 31, 2005. Table 9 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans. At year-end 2005, 45.4% of these loans had maturities of one year or less, consistent with prior year’s proportion of 45.2%. During the year, we experienced a shift in maturity distribution from the greater-than-five-years category, which decreased from 17.2% in 2004 to 12.6% in 2005, to the one-through-five-years category, which increased from 37.6% at year-end 2004 to 42.0% at year-end 2005. The shift reflects a combination of our increased focus on construction lending, which generally entails intermediate-term maturities of between one and three years. Of the loans with maturities in excess of one year at year-end 2005, 16.7% had fixed interest rates, while 83.3% had variable rates, which compares to 45.8% and 54.2%, respectively, at year-end 2004. The higher proportion of variable-rate loans is also characteristic of, and consistent with, the higher proportion of construction loans.

Table 8. Maturity Distribution of Commercial and Construction Loans

Maturing
	One year or less	Over one through five years	Over five years	Total
(Dollars in thousands)
Commercial, financial and agricultural	$ 210,016	$ 238,427	$ 130,627	$ 579,070
Real estate—construction	361,100	288,985	27,298	677,383
Total	$ 571,116	$ 527,412	$ 157,925	$ 1,256,453

Table 9. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through five years	Over five years	Total
	(Dollars in thousands)
With fixed interest rates	$80,786	$33,573	$114,359
With variable interest rates	446,626	124,352	570,978
Total	$527,412	$157,925	$685,337

Provision and Allowance for Loan Losses

As described above in “—Critical Accounting Policies and Use of Estimates,” the Provision is determined by management’s ongoing evaluation of the loan portfolio and our assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve. The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based upon migration analysis (i.e., movements between loan grades) and risks inherent in loan concentrations in specific industries or categories. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends and economic conditions. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation model.

The Provision was $3.9 million in 2005, compared to $2.1 million in 2004 and $0.7 million in 2003. The increase in the Provision in 2005 and 2004 reflects the increase in nonaccrual loans and net charge-offs during those periods. Nonaccrual loans totaled $12.6 million at year-end 2005, increasing by $2.3 million over the $10.3 million at year-end 2004, which increased by $6.7 million compared to year-end 2003. Refer to the section “-Nonperforming Assets” for further discussion on nonaccrual loans. Net loan charge-offs of $1.7 million in 2005 increased by $507,000 or 43.1% over the net loans charge-offs of $1.2 million in 2004, which increased from $0.1 million in 2003. When expressed as a percentage of average loans, net charge-offs were 0.05% in 2005, 0.06% in 2004 and 0.01% in 2003. Charge-offs in 2005 totaled $6.2 million, including $2.0 million in commercial loans and $4.1 million in consumer loans, while recoveries totaling $4.5 million included $1.6 million in commercial loans and $1.7 million in consumer loans. Commercial loan charge-offs in 2005 included a charge-off for $654,000 on a loan to a borrower who filed for bankruptcy protection and who has several other nonperforming and delinquent loans as discussed in the section “- Nonperforming Assets.” Commercial loan charge-offs also included $969,000 on personal and business deposit overdrafts. The majority of consumer loan charge-offs, approximately $3.1 million, were indirect automobile loans. Commercial loan recoveries in 2005, the largest being $350,000 from one borrower, included $227,000 in loan recoveries on deposit overdrafts and numerous small recoveries, none exceeding $100,000 individually. Consumer loan recoveries included $1.4 million in indirect automobile loans. Charge-offs in 2004 totaled $2.9 million and included $0.5 million in commercial loans, $0.2 million in residential mortgage loans and $2.2 million in consumer loans. Recoveries of $1.8 million in 2004 included $0.7 million in commercial loans and $0.7 million in consumer loans. In 2003, we recovered

$1.0 million on a commercial mortgage loan, which positively impacted 2003’s net charge-off results. The deposit overdraft charge-offs in 2005 is largely the result of our overdraft protection program, which we expanded in 2005 to include former City Bank customers, which generated substantial increases in deposit service charges. The increase in indirect automobile loan charge-offs from 2004 to 2005 is consistent with the 346% increase in automobile loans in 2004 as a result of the CB Bancshares merger.

The Allowance as a percentage of loans was 1.49% at year-end 2005, compared to 1.64% at year-end 2004 and 1.72% at year-end 2003. The decline in the level of the Allowance during this period reflects the relatively low ratio of nonperforming loans, loan delinquencies and loan losses to total loans that we experienced in the last several years. Confidence in the strength of the local and national economies and the absence of significant adverse conditions also support the level of optimism reflected in the Allowance. However, general economic conditions do not affect all borrowers in the same way or to the same extent, and there remains the risk that certain borrowers or certain sectors of the economy could experience problems resulting in increased delinquencies and charge-offs. Also, the local and national economies remain susceptible to global, national and local events which could adversely affect borrowers’ ability to repay their loans, collateral values, the level of nonperforming loans, net charge-offs, Provision and net income in the future.

Table 10 sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 10. Allowance for Loan Losses

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average amount of loans outstanding	$3,301,277	$1,986,872	$1,374,251	$1,285,175	$1,270,450
Allowance for loan losses:
Balance at beginning of year	$50,703	$24,774	$24,197	$24,564	$22,612
Charge-offs:
Commercial, financial and agricultural	2,049	467	460	159	231
Real estate—construction	—	—	—	426	—
Real estate—mortgage—residential	74	225	15	110	685
Real estate—mortgage—commercial	—	—	882	120	1,227
Consumer	4,057	2,239	487	466	386
Leases	28	—	—	—	—
Total	6,208	2,931	1,844	1,281	2,529
Recoveries:
Commercial, financial and agricultural	1,633	661	256	118	386
Real estate—construction	—	—	159	—	—
Real estate—mortgage—residential	621	346	118	95	722
Real estate—mortgage—commercial	544	39	1,075	503	267
Consumer	1,715	708	113	100	106
Leases	11	—	—	—	—
Total	4,524	1,754	1,721	816	1,481
Net loans charged off	1,684	1,177	123	465	1,048
Provision charged to operations	3,917	2,083	700	1,000	3,000
Allowance acquired in merger	—	25,023	—	—	—
Reclassification of allowance for credit losses on off-balance sheet credit exposures	—	—	—	(902)	—
Balance at end of year	$52,936	$50,703	$24,774	$24,197	$24,564
Ratios:
Allowance for loan losses to loans outstanding at end of year	1.49%	1.64%	1.72%	1.88%	1.94%
Net loans charged off during year to average loans outstanding during year	0.05%	0.06%	0.01%	0.04%	0.08%

Table 11 sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on loans with risk classifications of “substandard” or “doubtful” and unspecified allocations to each loan category based on management’s risk assessment and estimated loss rate. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

Table 11. Allocation of Allowance for Loan Losses

December 31,
2005		2004		2003		2002		2001
	Percent		Percent		Percent		Percent		Percent
	of loans		of loans		of loans		of loans		of loans
Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
(Dollars in thousands)
Commercial, financial and agricultural	$16,000	16.3%	$17,400	17.9%	$5,200	19.7%	$5,200	20.4%	$5,300	18.4%
Real estate—construction	8,400	19.1	3,400	11.7	1,700	9.8	1,500	9.1	1,700	10.4
Real estate—mortgage—residential	2,800	22.3	2,100	22.9	1,400	27.1	1,000	24.2	1,200	27.4
Real estate—mortgage—commercial	16,600	35.7	15,200	39.9	13,900	38.6	12,100	41.9	12,600	39.8
Consumer	3,700	5.3	3,500	7.6	500	4.8	300	4.4	300	4.0
Leases	200	1.3	—	—	—	—	—	—	—	—
Unallocated	5,236	—	9,103	—	2,074	—	4,097	—	3,464	—
Total	$52,936	100.0%	$50,703	100.0%	$24,774	100.0%	$24,197	100.0%	$24,564	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2005 was consistent with that applied in 2004, although estimated loss rates were changed based on the averaging of historical loss experience and our assessment of inherent risks based on a consideration of the multitude of conditions and circumstances that affect the overall quality of the loan portfolio.

Allowance allocated to commercial loans at year-end 2005 totaled $16.0 million or 2.76% of total commercial loans, compared to 2004 totaled $17.4 million or 3.14% of total commercial loans. The decrease in the allocated Allowance reflects the decrease in nonperforming and delinquent commercial loans and the relatively low loss experience in the past three years.

Allowance allocated to construction loans totaled $8.4 million or 1.24% of construction loans at year-end 2005, compared to $3.4 million, or 0.94% of construction loans outstanding at year-end 2004. The increase in the amount of Allowance allocated to construction loans is consistent with the increase in loan volumes, and the increased reserve ratio reflects the higher level of risk inherent in construction lending as compared to other types of loans.

The allocated Allowance for residential mortgage loans was $2.8 million or 0.35% of related loans at year-end 2005, compared to $2.1 million or 0.30% at year-end 2004. The increase in the allocated Allowance reflects the increase in balances during the period as well as an increase in the reserve ratio, which reflects the increase in nonaccrual and delinquent loans compared to a year ago.

Commercial mortgage loans were allocated an Allowance of $16.6 million or 1.31% of those loans at year-end 2005, increasing from $15.2 million or 1.23% of commercial mortgage loans at year-end 2004. The increase in allocated Allowance reflects the increase in balances during the year, and the increase in reserve ratio reflects our estimate of the level of risk inherent in these loans. While there were no charge-offs of commercial mortgage loans during the past two years, the strength of the commercial real estate market in recent years has resulted in higher property valuations and consequently an increased risk of loss should the current environment prove to be unsustainable, particularly with respect to newer loans that were underwritten using the higher property valuations.

The allocated Allowance for consumer loans at year-end 2005 was $3.7 million or 1.97% of consumer loans, compared to $3.5 million or 1.76% of related loans a year ago. The increase in allocated Allowance is consistent with the higher level of net loan charge-offs experienced in the last two years.

We also allocated Allowance for leases of $200,000 or 0.44% of total leases as of year-end 2005, whereas no Allowance was allocated to leases in 2004. We have had no loss experience in our lease portfolio, which was acquired in 2004 primarily in conjunction with the CB Bancshares merger. Nonetheless, based on our analysis of the lease portfolio, we believe there are inherent credit risks that we have recognized in our Allowance.

The unallocated portion of the Allowance declined to $5.3 million as of year-end 2005, compared to $9.1 million in 2004. The reduction in the unallocated Allowance reflects the continued improvement in general economic conditions, particularly considering the quality of our lending management and staff and our credit quality trends. Known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance.

Nonperforming Assets

Table 12 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 12. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$2,333	$3,713	$517	$128	$363
Real estate
Mortgage—commercial	4,223	4,922	1,580	—	1,471
Mortgage—residential	5,995	1,529	—	—	585
Construction	—	126	1,500	311	—
Consumer	—	—	—	—	2
Total nonaccrual loans	12,551	10,290	3,597	439	2,421
Other real estate	—	580	—	1,903	812
Total nonperforming assets	12,551	10,870	3,597	2,342	3,233
Accruing loans delinquent for 90 days or more
Commercial, financial and agricultural	99	23	80	87	122
Real estate
Mortgage—commercial	7,081	—	29	—	163
Mortgage—residential	297	49	541	85	133
Consumer	427	321	19	17	25
Leases	2	—	—	—	—
Total accruing loans delinquent for 90 days or more	7,906	393	669	189	443
Restructured loans still accruing interest
Real estate
Mortgage—commercial	418	428	—	—	—
Commercial, financial and agricultural	285	273	—	—	—
Total restructured loans still accruing interest	703	701	—	—	—
Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$21,160	$11,964	$4,266	$2,531	$3,676
Total nonperforming assets as a percentage of loans and other real estate	0.35%	0.35%	0.25%	0.18%	0.25%
Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and other real estate	0.57%	0.36%	0.29%	0.19%	0.29%
Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.59%	0.38%	0.29%	0.19%	0.29%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest increased to $21.2 million at December 31, 2005, from $12.0 million at year-end 2004. Nonaccrual loans at December 31, 2005 included a $1.8 million commercial loan and a $4.8 million residential mortgage loan to a borrower who filed for bankruptcy protection in 2005. The commercial loan was paid in full in January 2006, while the residential mortgage loan remains outstanding and is well secured by a residential property located in Honolulu on the island of Oahu. Nonaccrual commercial mortgage loans at year-end 2005 include two loans to a single borrower totaling $3.4 million secured by a fee simple office building in downtown Honolulu. Both loans were paid in full in January 2006. We believe our loss exposure on nonaccrual loans has been adequately provided for in our Allowance as of December 31, 2005.

There was no other real estate at December 31, 2005. Other real estate at December 31, 2004 totaled $580,000, representing a vacant commercial lot on the island of Maui, which was sold in 2005 for an amount exceeding its carrying value.

Accruing loans delinquent for 90 days or more at year-end 2005 totaled $7.9 million, increasing by $7.5 million over the year-end 2004 total of $0.4 million. The $7.1 million commercial mortgage delinquency represented a single loan to the borrower noted previously who filed for bankruptcy protection in 2005. This loan was well secured and in the process of collection as of year-end 2005 and was paid in full in January 2006. The remaining accruing loans delinquent for 90 days or more at year-end 2005 represented small loans of less than $100,000 each in various stages of collection. Restructured loans still accruing interest at December 31, 2005 represented multiple loans to a single borrower. All loans were current as of December 31, 2005 based on their revised terms, and we are closely monitoring the borrower’s financial situation. Aggressive monitoring and collection efforts have resulted in our ability to maintain the relatively low level of nonperforming asset and delinquent loan balances. Accounting policies related to nonperforming assets are discussed in Note 1 to the Consolidated Financial Statements.

Investment Portfolio

Table 13 sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 13. Distribution of Investment Securities

	December 31,
	2005		2004		2003
		Available		Available		Available
	Held to maturity	for sale	Held to maturity	for sale	Held to maturity	for sale
	(at amortized cost)	(at fair value)	(at amortized cost)	(at fair value)	(at amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$26,779	$118,059	$43,118	$110,886	$—	$92,926
U.S. government agency mortgage-backed securities	17,283	509,996	27,635	504,083	10,250	337,840
States and political subdivisions	27,781	123,534	20,396	111,970	24,066	68,531
Privately-issued mortgage-backed securities	—	101,239	—	369	—	655
Other	—	614	10,188	22,176	—	6,517
Total	$71,843	$853,442	$101,337	$749,484	$34,316	$506,469

Investment securities totaled $925.3 million at December 31, 2005, increasing by $74.5 million or 8.8% over the $850.8 million held at December 31, 2004, which increased by $310.0 million or 57.3% over the $540.8 million at year-end 2003. The increase in 2005 reflects the impact of a capital markets leveraging strategy employed in 2005. The majority of the increase in 2004 is attributable to the CB Bancshares merger.

In 2005, we increased our investment in privately-issued mortgage-backed securities. These securities carry “AAA” ratings and generally provider higher yields than the U.S. government agency-sponsored mortgage-backed securities.

Maturity Distribution of Investment Portfolio

Table 14 sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2005. During 2005, the weighted average yield of the investment portfolio increased by 31 basis points to 4.49%. The increase in yield reflects the increase in market interest rates during the past year.

Table 14. Maturity Distribution of Investment Portfolio

		Weighted
	Carrying	average
Portfolio Type and Maturity Grouping	value	yield(1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$—	—
After one but within five years	26,779	3.483%
After five but within ten years	—	—
After ten years	—	—
Total U.S. Treasury and other U.S. Government agencies	26,779	3.483%
U.S. Government agency mortgage-backed securities:
Within one year	$—	—
After one but within five years	473	6.505%
After five but within ten years	16,295	3.877%
After ten years	515	6.545%
Total U.S. Government agency mortgage-backed securities	17,283	4.028%
States and political subdivisions:
Within one year	$1,500	6.765%
After one but within five years	9,702	6.301%
After five but within ten years	6,376	7.166%
After ten years	—	—
Total States and political subdivisions	17,578	6.654%
Other:
Within one year	$—	—
After one but within five years	10,203	3.270%
After five but within ten years	—	—
After ten years	—	—
Total Other	10,203	3.270%
Total held-to-maturity portfolio	$71,843	4.360%
Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$2,926	2.050%
After one but within five years	115,133	3.845%
After five but within ten years	—	—
After ten years	—	—
Total U.S. Treasury and other U.S. Government agencies	118,059	3.801%
U.S. Government agency mortgage-backed securities:
Within one year	$—	—
After one but within five years	12,844	5.884%
After five but within ten years	113,166	3.814%
After ten years	383,986	4.312%
Total U.S. Government agency mortgage-backed securities	509,996	4.241%
States and political subdivisions:
Within one year	$561	5.577%
After one but within five years	10,775	6.046%
After five but within ten years	45,335	5.834%
After ten years	66,863	5.684%
Total States and political subdivisions	123,534	5.770%
Other:
Within one year	$—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	101,853	5.063%
Total Other	101,853	5.063%
Total available-for-sale portfolio	$853,442	4.500%
Total investment securities	$925,285	4.489%

(1)              Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

Deposits

Our ability to raise low-cost funds is a principal contributor to our profitability, and the primary source of funding is deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing quality customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based, and are thus given less focus in our marketing and sales efforts.

At December 31, 2005, deposits totaled $3.64 billion, increasing by $315.2 million or 9.5% over the 2004 year-end balance of $3.33 billion, which increased by $1.57 billion or 89.8% over the year-end 2003 balance of $1.75 billion. Noninterest-bearing demand deposits of $731.0 million at year-end 2005 increased by $136.6 million or 23.0% over 2004’s year-end balance of $594.4 million, which increased by $256.4 million or 75.9% over the $338.0 million held at year-end 2003. Interest-bearing deposits at December 31, 2005 of $2.91 billion increased by $178.7 million or 6.5% over the $2.73 billion held at year-end 2004, which increased by $1.32 billion or 93.1% compared to year-end 2003. The increase in noninterest-bearing deposits in 2005 reflects our enhanced sales and marketing efforts, targeting small- and mid-tier businesses, as well as the direct marketing of our Totally Free checking product. During 2005, we focused most of our marketing resources on our flagship Exceptional Checking and Exceptional Money Market Savings accounts, whose combined balances of $528.0 million at year-end 2005 increased by $185.7 million or 54.3% during the year. Time deposits also increased in 2005 as depositors sought the higher returns offered on our time deposit products. The majority of the increase in time deposits came from accounts with balance of $100,000 or more, which increased by $217.8 million or 35.7% in 2005. As a result of these changes, total core deposits (noninterest-bearing demand, interest-bearing demand and savings, and time deposits under $100,000) increased by $97.5 million or 3.6% during 2005 to $2.81 billion at year-end 2005, although the ratio of core deposits to total deposits declined to 77.3% at December 31, 2005, from 81.7% at year-end 2004 and 80.9% at year-end 2003. We expect to continue our deposit growth strategy in 2006, focusing primarily on core deposits, through competitive pricing and more aggressive marketing and customer calling campaigns.

Table 15 sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rates paid on all categories of deposits increased in 2005 due to increases in market interest rates. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 71 basis points over 2004, while savings and money market deposit rates increased by 24 basis points, and interest-bearing demand deposit rates increased by just 1 basis point. The average rate paid on all deposits in 2005 increased to 1.12% from 0.75% in 2004 and 0.86% in 2003. We expect deposit rates to continue to rise in 2006 in response to expected increases in market interest rates. However, the magnitude of rate movements will depend in large part on competitive pricing considerations and level of deposit growth needed to support our lending activities.

Table 15. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$634,035	—%	$412,701	—%	$296,978	—%
Interest-bearing demand deposits	429,798	0.17	238,201	0.16	165,516	0.17
Savings and money market deposits	1,131,964	0.69	851,354	0.45	644,450	0.61
Time deposits	1,232,981	2.42	741,481	1.71	572,821	1.78
Total	$3,428,778	1.12%	$2,243,737	0.75%	$1,679,765	0.86%

Additional deposit information is contained in Note 10 to the Consolidated Financial Statements.

Contractual Obligations

Table 16 sets forth contractual obligations as of December 31, 2005. Deposit liabilities are excluded from this presentation.

Table 16. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)
Short-Term Borrowings	$82,734	$—	$—	$—	$82,734
Long-Term Debt	129,088	250,993	132,811	236,366	749,258
Minority Interest	—	—	—	13,157	13,157
Pension Plan Obligations	2,339	4,547	4,499	26,292	37,677
Operating Leases	7,819	13,567	6,664	16,823	44,873
Purchase Obligations	7,007	3,250	1,903	3,237	15,397
Total	$228,987	$272,357	$145,877	$295,875	$943,096

Components of short-term borrowings and long-term debt are discussed in Notes 11 and 12, respectively, to the Consolidated Financial Statements. Operating leases represent leases on bank premises as discussed in Note 17 to the Consolidated Financial Statements. Minority interest represents preferred stock issued to third parties by our subsidiaries, CPBREI and CPI.   Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan liabilities include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 15 to the Consolidated Financial Statements.

Capital Resources

Shareholders’ equity totaled $676.2 million at December 31, 2005, an increase of $108.4 million or 19.1% over the $567.9 million balance at year-end 2004, which increased by $373.3 million or 191.8% over year-end 2003. When expressed as a percentage of total assets, shareholders’ equity increased to 12.91% at

December 31, 2005, from 12.21% at December 31, 2004 and 8.97% at December 31, 2003. Book value per share was $22.22, $20.17 and $12.11 at year-end 2005, 2004 and 2003, respectively. The 2005 increases were the result of the retention of earnings in excess of dividend payments and the public offering in March 2005 of 2.01 million shares of common stock that generated proceeds of $64.2 million, net of expenses. The increases in 2004 reflect the impact of the issuance of common stock in connection with the CB Bancshares merger, while the increases in 2003 were largely a function of the level of earnings in excess of dividends declared. The tangible equity ratio and tangible book value per share, which excludes the impact of intangible assets, was 6.88% and $11.07, respectively, at year-end 2005, as compared to 5.42% and $8.31, respectively, at year-end 2004.

Dividends declared in 2005 totaled $0.73 per share or $21.9 million, compared to $0.64 per share or $12.2 million in 2004 and $0.64 per share or $10.3 million in 2003. The dividend payout ratio (dividends declared per share divided by basic earnings per share) was 30.17%, 33.68% and 30.19% for those periods, respectively. The increase in per share dividends paid in 2005 reflects our goal of maintaining a dividend payout ratio and dividend yield that is competitive with our peers.

The objective of our capital policy is to maintain an optimal level of capital that will support future growth opportunities and ensure that regulatory guidelines and industry standards are met. For a discussion regarding the Federal Reserve Board and FDIC regulations relating to capital adequacy, see “BUSINESS—Supervision and Regulation—Capital Adequacy and Prompt Corrective Action” in Part I, Item 1 of this Annual Report on Form 10-K. Our capital ratios, including those of our subsidiary bank, as of December 31, 2005 and 2004 are discussed in Note 26 to the Consolidated Financial Statements. Capital levels at December 31, 2005 exceeded all minimum regulatory requirements.

The increase in Tier 1 and total risk-based capital during 2005 reflects the retention of earnings in excess of dividend payments and the March 2005 public offering of common stock. CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V collectively issued $105.0 million in floating-rate securities. All five trusts are wholly owned subsidiaries of our holding company. The subordinated debentures of the trusts are reported as long-term debt on the balance sheet, and terms of the subordinated debentures and securities issued are described in greater detail in Note 12 to the Consolidated Financial Statements. The Federal Reserve Board has determined that certain cumulative preferred securities, such as the securities described above, qualify as minority interest, and may be included in Tier 1 capital, up to certain limits.

In 2002, our board of directors authorized the repurchase and retirement of up to $10 million of our common stock. This seventh stock repurchase authorization brings total stock repurchases authorized since inception of the program in 1998 to $77 million. During 2005, 2,893 shares of common stock were repurchased for consideration of $106,000. There were no stock repurchases during the years ended December 31, 2004 and 2003 primarily due to restrictions imposed as a result of the then-proposed CB Bancshares merger. Since 1998, we have repurchased 5,751,707 shares, approximately 27% of the 21.2 million shares outstanding at the commencement of the stock repurchase program. Total consideration paid on these repurchases was $67.4 million at an average price of $11.73 per share. As of December 31, 2005, the remaining amount of repurchases authorized was $9.6 million. As a general strategy, management expects to maintain an ongoing stock repurchase program to enhance shareholder value while still supporting future growth opportunities and maintaining regulatory capital ratios at the well-capitalized level.

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

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. Our Asset/Liability Management Committee, or ALCO, monitors interest rate risk through the use of interest rate sensitivity gap, net interest income and market value of portfolio equity simulation and rate shock analyses. This process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

Interest rate risk can be analyzed by monitoring an institution’s interest rate sensitivity gap and changes in the gap over time. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within a specified time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, the earnings of an institution with a positive gap theoretically may be positively affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. An adverse impact would be expected for an institution with a negative gap.

Table 17 sets forth information regarding our interest rate sensitivity gap at December 31, 2005. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 17. Rate Sensitivity of Assets, Liabilities and Shareholders’ Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$9,813	$—	$—	$—	$—	$—	$9,813
Federal funds sold	—	—	—	—	—	—	—
Investment securities	39,252	47,246	106,603	434,214	313,787	(15,817)	925,285
Loans held for sale	60,538	—	—	—	—	—	60,538
Loans	1,578,093	193,690	323,881	911,222	518,024	27,839	3,552,749
Federal Home Loan Bank stock	—	—	—	—	—	48,797	48,797
Other assets	—	—	—	—	—	641,957	641,957
Total assets	1,687,696	240,936	430,484	1,345,436	831,811	702,776	5,239,139
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$—	$730,952	$730,952
Interest-bearing deposits	2,058,994	272,650	324,517	228,723	26,408	—	2,911,292
Short-term borrowings	81,734	—	1,000	—	—	—	82,734
Long-term debt	263,948	10,661	97,728	115,994	260,927	—	749,258
Other liabilities	—	—	—	—	—	88,669	88,669
Shareholders’ equity	—	—	—	—	—	676,234	676,234
Total liabilities and shareholders’ equity	2,404,676	283,311	423,245	344,717	287,335	1,495,855	5,239,139
Interest rate sensitivity gap	$(716,980)	$(42,375)	$7,239	$1,000,719	$544,476	$(793,079)	$—
Cumulative interest rate sensitivity gap	$(716,980)	$(759,355)	$(752,116)	$248,603	$793,079	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2005, over a one-year horizon, assuming no balance sheet growth and given both a 200-basis point, or bp, upward and 100bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	0.6%
-100bp	(1.8)%

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

Table 18 presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. See Note 23 to the Consolidated Financial Statements for a discussion of the calculation of fair values.

Table 18. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$9,813	$—	$—	$—	$—	$—	$9,813	$9,813
Weighted average interest rates	3.70%	—	—	—	—	—	3.70%
Fixed rate investments	$171,761	$232,588	$190,579	$85,301	$64,244	$163,659	$908,132	$907,393
Weighted average interest rates	4.77%	4.19%	4.14%	4.41%	4.41%	4.32%	4.35%
Variable rate investments	$4,577	$3,338	$2,389	$1,698	$1,209	$3,360	$16,571	$16,087
Weighted average interest rates	3.92%	3.93%	3.96%	4.41%	4.41%	4.41%	4.11%
Equity investments	$582	$—	$—	$—	$—	$—	$582	$613
Weighted average interest rates	0.00%	—	—	—	—	—	0.00%
Fixed rate loans	$302,166	$197,232	$177,164	$108,046	$47,918	$159,541	$992,067	$963,331
Weighted average interest rates	6.76%	6.73%	6.43%	6.40%	6.79%	6.11%	6.55%
Variable rate loans	$1,044,056	$482,203	$238,508	$175,181	$177,130	$504,142	$2,621,220	$2,592,494
Weighted average interest rates	7.45%	7.36%	7.34%	7.49%	7.47%	7.73%	7.48%
Federal Home Loan Bank stock	$—	$—	$—	$—	$—	$48,797	$48,797	$48,797
Weighted average interest rates	—	—	—	—	—	0.00%	0.00%
Total—December 31, 2005	$1,532,955	$915,361	$608,640	$370,226	$290,501	$879,499	$4,597,182	$4,538,528
Total—December 31, 2004	$1,393,357	$629,864	$455,207	$377,449	$328,935	$910,753	$4,095,565	$4,037,355
Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,533,936	$—	$—	$—	$—	$—	$1,533,936	$1,533,936
Weighted average interest rates	0.72%	—	—	—	—	—	0.72%
Time deposits	$1,116,204	$198,916	$35,752	$21,072	$4,307	$1,105	$1,377,356	$1,377,356
Weighted average interest rates	2.86%	3.19%	2.79%	3.02%	2.94%	5.67%	2.91%
Short-term borrowings	$82,734	$—	$—	$—	$—	$—	$82,734	$82,725
Weighted average interest rates	4.24%	—	—	—	—	—	4.24%
Long-term debt	$129,088	$129,187	$121,807	$116,425	$16,385	$236,366	$749,258	$735,551
Weighted average interest rates	3.29%	3.89%	4.34%	3.98%	4.40%	5.96%	4.54%
Total—December 31, 2005	$2,861,962	$328,103	$157,559	$137,497	$20,692	$237,471	$3,743,284	$3,729,568
Total—December 31, 2004	$2,539,875	$311,994	$169,126	$76,840	$62,165	$248,905	$3,408,905	$3,422,347

At December 31, 2005, holdings of shorter-term interest-sensitive assets and liabilities increased slightly relative to year-end 2004. Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing our liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and to participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets, and access to short-term funding sources. During 2005, our overall liquidity position declined as loan growth exceeded the increase in deposits.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a small but steady source of funds during the past three years.

In contrast, investing activities have resulted in a use of cash in each of the last three years. Net cash used in investing activities totaled $533.7 million in 2005, $346.0 million in 2004 and $180.0 million in 2003. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2005, net loan originations accounted for $426.0 million of cash used, compared to $263.4 million in 2004 and $152.6 million in 2003. Net purchases of investment securities totaled $92.6 million in 2005, $27.2 million in 2004 and $24.8 million in 2003. Investing activities in 2005 and 2004 also included the cash consideration paid in the Hawaii HomeLoans and CB Bancshares acquisitions, respectively, net of cash and cash equivalents held by those entities at the time of the acquisitions.

Cash provided by financing activities totaled $487.9 million in 2005, $427.4 million in 2004 and $115.2 million in 2003. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit growth resulted in cash inflows of $315.1 million in 2005, $198.6 million in 2004 and $112.2 million in 2003. Cash inflows from the issuance of long-term debt, net of repayments thereon, totaled $161.9 million in 2005, $162.3 million in 2004 and $37.0 million in 2003. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth during the period. Capital transactions, primarily dividends and the issuance or repurchase of common stock, provided cash inflows in 2005 totaling $45.1 million, compared to cash outflows in 2004 and 2003 of $12.5 million and $8.5 million, respectively. Proceeds from the sale of common stock included $64.2 million generated from the March 2005 common stock offering.

We expect that loan demand in 2006 will approximate deposit growth, resulting in limited additional liquidity needs. Alternative funding sources, which include the Federal Home Loan Bank of Seattle, secured repurchase agreements, federal funds borrowings, brokered certificates of deposit and the Federal Reserve Bank, are available to meet our liquidity needs.

For the holding company on a stand-alone basis, the primary uses of funds in 2005 included dividend payments and a $30.0 million capital contribution to City Bank. Dividend payments totaled $21.9 million in 2005, $12.2 million in 2004 and $9.5 million in 2003. Primary sources of funds included $64.2 million in proceeds from the common stock offering in 2005 and proceeds from the issuance of trust-preferred securities of $51.5 million in 2004 and $56.7 million in 2003.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts, interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 22 to the Consolidated Financial Statements. In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations

Impact of New Accounting Standards

Various accounting authorities including the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission issue authoritative guidance on accounting policies and disclosure requirements. Note 1 to the Consolidated Financial Statements contains a discussion of recent accounting pronouncements as well as the expected impact of those pronouncements on our consolidated financial statements.

Consolidated Quarterly Results of Operations

Table 19. Consolidated Quarterly Results of Operations

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2005:
Interest income	$59,784	$63,911	$66,860	$72,695	$263,250
Net interest income	46,320	48,510	49,574	52,269	196,673
Provision for loan losses	917	1,000	1,000	1,000	3,917
Net interest income after provision for loan losses	45,403	47,510	48,574	51,269	192,756
Income before income taxes	23,745	27,600	27,707	29,934	108,986
Net income	17,205	17,902	17,997	19,355	72,459
Basic earnings per share	0.60	0.59	0.59	0.64	2.42
Diluted earnings per share	0.59	0.58	0.58	0.63	2.38
2004:
Interest income	$27,612	$27,899	$35,761	$59,117	$150,389
Net interest income	22,701	22,617	28,566	46,288	120,172
Provision for loan losses	300	300	533	950	2,083
Net interest income after provision for loan losses	22,401	22,317	28,033	45,338	118,089
Income before income taxes	11,784	12,294	10,918	18,980	53,976
Net income	7,910	8,668	7,684	13,132	37,394
Basic earnings per share	0.49	0.54	0.42	0.47	1.90
Diluted earnings per share	0.48	0.53	0.41	0.46	1.87

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk” in Part II, Item 7 of this Annual Report on Form 10-K and in Note 23 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Consolidated Quarterly Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the consolidated quarterly results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Pacific Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
March 15, 2006

CONSOLIDATED BALANCE SHEETS

CENTRAL PACIFIC FINANCIAL CORP. &

SUBSIDIARIES—DECEMBER 31, 2005 & 2004

	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$154,927	$84,869
Interest-bearing deposits in other banks	9,813	52,978
Federal funds sold	—	25,600
Investment securities:
Held to maturity, at amortized cost (fair value of $70,651 at December 31, 2005 and $101,869 at December 31, 2004)	71,843	101,337
Available for sale, at fair value	853,442	749,484
Total investment securities	925,285	850,821
Loans held for sale	60,538	17,736
Loans and leases	3,552,749	3,099,830
Less allowance for loan and lease losses	52,936	50,703
Net loans and leases	3,499,813	3,049,127
Premises and equipment	72,568	77,099
Accrued interest receivable	22,006	18,298
Investment in unconsolidated subsidiaries	12,417	11,536
Due from customers on acceptances	530	547
Other real estate	—	580
Goodwill	303,358	284,712
Core deposit premium	35,795	49,188
Mortgage servicing rights	11,820	3,849
Bank-owned life insurance	68,325	66,129
Federal Home Loan Bank stock	48,797	48,600
Other assets	13,147	10,233
Total assets	$5,239,139	$4,651,902
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$730,952	$594,401
Interest-bearing demand	442,879	431,173
Savings	1,091,057	1,158,583
Time	1,377,356	1,142,869
Total deposits	3,642,244	3,327,026
Short-term borrowings	82,734	88,900
Long-term debt	749,258	587,380
Bank acceptances outstanding	530	547
Minority interest	13,157	12,782
Other liabilities	74,982	67,405
Toal liabilities	4,562,905	4,084,040
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 30,436,862 shares at December 31, 2005 and 28,159,395 shares at December 31, 2004	428,012	360,550
Surplus	46,432	45,848
Retained earnings	218,341	167,801
Deferred stock awards	(612)	(174)
Accumulated other comprehensive loss	(15,939)	(6,163)
Total shareholders’ equity	676,234	567,862
Total liabilities and shareholders’ equity	$5,239,139	$4,651,902

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2005, 2004 & 2003

	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$222,841	$120,684	$88,922
Interest and dividends on investment securities:
Taxable interest	34,058	24,181	16,307
Tax-exempt interest	5,281	4,466	3,841
Dividends	550	679	1,027
Interest on deposits in other banks	349	289	92
Interest on Federal funds sold	171	90	42
Total interest income	263,250	150,389	110,231
Interest expense:
Interest on deposits	38,386	16,863	14,380
Interest on short-term borrowings	1,858	735	43
Interest on long-term debt	26,333	12,619	5,755
Total interest expense	66,577	30,217	20,178
Net interest income	196,673	120,172	90,053
Provision for loan and lease losses	3,917	2,083	700
Net interest income after provision for loan and lease losses	192,756	118,089	89,353
Other operating income:
Income from fiduciary activities	2,431	2,224	1,793
Service charges on deposit accounts	11,782	7,150	4,551
Other service charges and fees	12,116	7,025	5,196
Equity in earnings of unconsolidated subsidiaries	767	173	—
Fees on foreign exchange	787	648	576
Investment securities gains (losses)	1,550	(19)	956
Income from life insurance	2,205	1,687	1,452
Gains on sales of loans	5,811	1,651	801
Other	3,553	1,479	509
Total other operating income	41,002	22,018	15,834
Other operating expense:
Salaries and employee benefits	64,963	43,252	29,220
Net occupancy	9,666	6,550	4,198
Equipment	4,873	3,151	2,457
Legal and professional services	8,014	8,660	3,228
Amortization of core deposit premium	6,266	2,581	—
Communication expense	4,174	2,267	1,651
Computer software expense	2,798	2,450	1,841
Advertising expense	2,347	2,885	2,972
Other	21,671	14,335	10,011
Total other operating expense	124,772	86,131	55,578
Income before income taxes	108,986	53,976	49,609
Income taxes	36,527	16,582	15,669
Net income	$72,459	$37,394	$33,940
Per share data:
Basic earnings per share	$2.42	$1.90	$2.12
Diluted earnings per share	2.38	1.87	2.07
Cash dividends declared	0.73	0.64	0.64

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Loss	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2002	$8,707	$45,848	$118,958	$(99)	$29	$173,443
Net income	—	—	33,940	—	—	33,940
Net change in unrealized gain (loss) on investment securities, net of taxes of $(2,879) and net of reclassification (see disclosure)	—	—	—	—	(4,327)	(4,327)
Minimum pension liability adjustment, net of taxes of $582	—	—	—	—	875	875
Comprehensive income						30,488
Cash dividends declared ($0.64 per share)	—	—	(10,263)	—	—	(10,263)
91,699 shares of common stock issued in conjunction with stock option exercises	907	—	—	—	—	907
1,200 shares of deferred stock awards cancelled	(25)	—	—	25	—	—
Amortization of vested stock awards	—	—	—	24	—	24
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Net income	—	—	37,394	—	—	37,394
Net change in unrealized gain (loss) on investment securities, net of taxes of $(1,489) and net of reclassification (see disclosure)	—	—	—	—	(2,775)	(2,775)
Minimum pension liability adjustment, net of taxes of $23	—	—	—	—	35	35
Comprehensive income						34,654
Cash dividends declared ($0.64 per share)	—	—	(12,228)	—	—	(12,228)
11,887,070 shares of common stock issued in conjunction with merger with CB Bancshares, Inc.	348,757	—	—	—	—	348,757
202,068 shares of common stock issued in conjunction with stock option exercises	2,337	—	—	—	—	2,337
9,307 shares of common stock held by directors’ deferred compensation plan	(316)	—	—	—	—	(316)
6,300 shares of deferred stock awards granted	183	—	—	(183)	—	—
Amortization of vested stock awards	—	—	—	59	—	59
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net income	—	—	72,459	—	—	72,459
Net change in unrealized gain (loss) on investment securities, net of taxes of $(6,611)	—	—	—	—	(9,400)	(9,400)
Minimum pension liability adjustment, net of taxes of $(249)	—	—	—	—	(376)	(376)
Comprehensive income						62,683
Cash dividends ($0.73 per share)	—	—	(21,850)	—	—	(21,850)
2,012,500 shares issued in conjunction with common stock offering	64,210	—	—	—	—	64,210
254,005 shares of common stock issued in conjunction with stock option exercises	2,832	—	—	—	—	2,832
1,494 shares of common stock purchased by directors’ deferred compensation plan	(49)	—	—	—	—	(49)
2,893 shares of common stock repurchased	(37)		(69)			(106)
13,855 shares of deferred stock awards granted	506	—	—	(506)	—	—
Amortization of vested stock awards	—	—	—	68	—	68
Tax impact of nonqualified stock options exercised	—	584	—	—	—	584
	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Continued)

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

Disclosure of reclassification amount:
Year ended December 31, 2003:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(3,097)	$—	$—	$—	$—	$(4,655)	$(4,655)
Less reclassification adjustment for losses included in net income, net of taxes of $(218)	—	—	—	—	(328)	(328)
Net change in unrealized gain (loss) on investment securities Year ended December 31, 2004:	$—	$—	$—	$—	$(4,327)	$(4,327)
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(2,317)	$—	$—	$—	$—	$(4,020)	$(4,020)
Less reclassification adjustment for losses included in net income, net of taxes of $(828)	—	—	—	—	(1,245)	(1,245)
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(2,775)	$(2,775)
Year ended December 31, 2005:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(6,547)	$—	$—	$—	$—	$(9,305)	$(9,305)
Less reclassification adjustment for gains included in net income, net of taxes of $63	—	—	—	—	95	95
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(9,400)	$(9,400)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$72,459	$37,394	$33,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,917	2,083	700
Provision for depreciation and amortization	6,377	4,590	3,977
Amortization of intangible assets	8,266	3,083	684
Amortization of deferred stock awards	68	59	24
Amortization of premiums and discounts on investment securities	3,642	2,177	5,302
Net loss (gain) on investment securities	(1,550)	19	(956)
Net gain on sale of loans	(5,811)	(1,651)	(801)
Proceeds from sales of loans held for sale	470,530	148,223	70,807
Originations & purchases of loans held for sale	(507,521)	(145,488)	(71,047)
Deferred income tax expense	7,682	3,335	4,055
Equity in earnings of unconsolidated subsidiaries	(767)	(173)	—
Net (increase) decrease in other assets	(10,336)	(74)	(9,366)
Net decrease in other liabilities	157	(42,593)	(3,152)
Net cash provided by operating activities	47,113	10,984	34,167
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	28,788	7,718	21,924
Proceeds from sales of investment securities available for sale	121,651	59,615	26,399
Proceeds from maturities of and calls on investment securities available for sale	685,381	508,430	804,748
Purchases of investment securities available for sale	(928,386)	(602,942)	(877,894)
Net loan originations	(426,037)	(263,390)	(152,644)
Purchases of premises and equipment	(5,145)	(6,555)	(2,683)
Distributions from unconsolidated subsidiaries	536	—	910
Contributions to unconsolidated subsidiaries	(2,230)	(4,633)	(730)
Acquisition of Hawaii HomeLoans, Inc., net of cash acquired	(8,300)	—	—
Merger with CB Bancshares, Inc., net of cash acquired	—	(44,199)	—
Net cash used by investing activities	(533,742)	(345,956)	(179,970)
Cash flows from financing activities:
Net increase in deposits	315,124	198,629	112,183
Proceeds from long-term debt	200,000	223,544	62,000
Repayments of long-term debt	(38,122)	(61,288)	(24,971)
Net increase (decrease) in short-term borrowings	(34,166)	78,999	(25,501)
Cash dividends paid	(21,850)	(14,798)	(9,450)
Proceeds from common stock offering	64,210	—	—
Proceeds from stock option exercises	2,832	2,337	907
Repurchases of common stock	(106)	—	—
Net cash provided by financing activities	487,922	427,423	115,168
Net increase (decrease) in cash and cash equivalents	1,293	92,451	(30,635)
Cash and cash equivalents:
At beginning of year	163,447	70,996	101,631
At end of year	$164,740	$163,447	$70,996
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$61,792	$29,275	$20,406
Cash paid during the year for income taxes	25,443	20,515	13,427
Supplemental disclosure of noncash investing and financing activities:
Reclassification of loans to other real estate	$—	$1,518	$60
Net change in common stock held by directors’ deferred compensation plan	$49	$316	$—
Deferred stock awards granted	$506	$183	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. (the “Company”) is a bank holding company. The Company’s principal operating subsidiary, Central Pacific Bank (“CPB”), is a full-service commercial bank with a combined 37 banking offices located throughout the state of Hawaii at December 31, 2005. CPB engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans. CPB also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit.

Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

The banking business depends on rate differentials, the difference between the interest rates paid on deposits and other borrowings and the interest rates received on loans extended to customers and investment securities held in the bank’s portfolio. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

Central Pacific HomeLoans, Inc. (“CPHL”), formerly known as Hawaii HomeLoans, Inc. (“HHL”), is a wholly-owned mortgage banking subsidiary of CPB.

Datatronix Financial Services, Inc., a wholly-owned subsidiary of the Company, offers item processing services to banks, thrifts and other financial institutions in Hawaii and California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company acquired CB Bancshares, Inc. (“CBBI”) on September 15, 2004 and CPHL on August 17, 2005. The results of operations of CBBI and CPHL are included in the consolidated financial statements from their respective acquisition dates.

The Company has a 50% ownership interest in each of the following mortgage brokerage companies: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC and Pacific Island HomeLoans, LLC. These investments are accounted for using the equity method and are included in Investment in Unconsolidated Subsidiaries.

The Company also has minority equity investments in affiliates that are accounted for under the cost method and are included in Investment in Unconsolidated Subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Reported amounts subject to significant estimates and assumptions include the allowance and provision for loan losses, goodwill and other intangible assets and the related amortization thereon, deferred income tax assets and income tax expense and pension liability and expense. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements and notes thereto for the previous two years have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on the Company’s reported net income or shareholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, held to maturity or available for sale. Trading securities, of which the Company had none at December 31, 2005 and 2004, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss. Held-to-maturity debt securities are reported at amortized cost.

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

The Company amortizes premiums and accretes discounts associated with investment securities using the interest method over the life of the respective security instrument.

As a member of the Federal Home Loan Bank of Seattle (“FHLB”), CPB is required to obtain and hold a specific number of shares of capital stock of the FHLB based on the amount of outstanding FHLB advances. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Loans Held for Sale

Loans held for sale, consisting primarily of fixed-rate residential mortgage loans that were originated with the intent to sell, are valued at the lower of cost or market value on an aggregate basis. Net fees and costs associated with originating and acquiring loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

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

Allowance for Loan Losses

The allowance for loan losses (the “Allowance”) is established through provisions for loan and lease losses (“Provision”) charged against income. Loans, to the extent deemed uncollectible, are charged off against the Allowance, and all interest previously accrued but not collected is reversed against current period interest income. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

The Allowance is maintained at a level that Management deems sufficient to absorb probable losses inherent in the loan portfolio. Our methodology for determining the adequacy of the Allowance takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets in which the Company operates. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

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

For smaller-balance homogeneous loans (primarily residential real estate and consumer loans), the Allowance is based upon Management’s evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions, and past loan loss experience.

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

Credit losses for off-balance sheet credit exposures are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are included in other operating expense and are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable leases. Useful lives range from five to thirty-nine years for premises and improvements, and one to seven years for equipment. Major improvements and betterments are capitalized, while recurring maintenance and repairs are charged to operating expense. Net gains or losses on dispositions of premises and equipment are included in other operating expense.

Goodwill and Other Intangible Assets

Goodwill arising from the mergers with CBBI and CPHL reflects the difference between the purchase price paid and the fair value of net assets acquired in the transactions. Goodwill is not amortized but is reviewed annually for impairment. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. An impairment analysis of the CBBI goodwill was performed as of December 31, 2005, and no impairment was recognized. Because the acquisition of CPHL occurred in 2005, no impairment analysis was performed for the CPHL goodwill, and no impairment was recognized in 2005.

Other intangible assets include core deposit premiums and mortgage servicing rights and are carried at the lower of amortized cost or fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Core deposit premiums are amortized on an accelerated basis over a 15-year period. Mortgage servicing rights are recorded when loans are sold with servicing rights retained, thereby creating a right to receive loan servicing fees. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income during the period in which it occurs. Mortgage servicing rights are amortized over the period of estimated net servicing income.

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

Minority Interest

Minority interest is comprised of preferred stock issued to third parties by the Company’s subsidiaries, CPB Real Estate, Inc. (“CPBREI”) and Citibank Properties, Inc. (“CPI”).

Stock Compensation Plans

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, whereby compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amended the disclosure requirements of SFAS No. 123. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 148. In December 2004, SFAS No. 123 was revised to eliminate the optional accounting under APB Opinion No. 25.

The following table presents the pro forma disclosures prescribed by SFAS No. 123.

	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$72,459	$37,394	$33,940
Add: Stock-based compensation expense included in reported net income, net of related tax effects	40	35	17
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(835)	(722)	(689)
Pro forma net income	$71,664	$36,707	$33,268
Earnings per share:
Basic—as reported	$2.42	$1.90	$2.12
Basic—pro forma	$2.39	$1.87	$2.08
Diluted—as reported	$2.38	$1.87	$2.07
Diluted—pro forma	$2.35	$1.84	$2.03

Income Taxes

Deferred tax assets and liabilities are recognized using the asset and liability method for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period that includes the enactment date. Deferred tax assets are recognized subject to Management’s judgment that realization is more likely than not.

Earnings per Share

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding during the year, plus the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

Forward Foreign Exchange Contracts

The Company periodically is a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange. There were no gains or losses in 2005, 2004 and 2003.

Derivatives and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value. On the date the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of an identified asset or liability (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an identified asset or liability (“cash flow hedge”) or (3) a transaction not qualifying for hedge accounting (“free standing derivative”). For a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability, attributable to the hedged risk, are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative, to the extent that it is effective, is recorded in other comprehensive income. These changes in fair value are subsequently reclassified to net income in the same period(s) that the hedged transaction affects net income in the same financial statement category as the hedged item. For free standing derivatives, changes in fair values are reported in current period other operating income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (SFAS 123R), “Share Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including share-based payments to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R eliminates use of the intrinsic value method of accounting for stock-based compensation, which was allowed under SFAS 123. SFAS 123R also provides expanded guidance on measuring fair value and requires the use of a modified version of prospective application for all outstanding awards for which the requisite service period has not yet expired. SFAS 123R was to be effective as of the first interim period that begins after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amended the compliance dates for SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the first interim period that begins after June 15, 2005. The Company plans to adopt SFAS 123R on January 1, 2006. Based on stock options outstanding as of December 31, 2005, implementation of SFAS 123R is expected to increase salaries and employee benefits by an annualized $1.2 million, net of taxes.

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

Exit and Restructuring Costs

At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of tax, were included in the cost of the Merger, resulting in an increase in goodwill. Certain adjustments to the estimates have been recorded as of December 31, 2005 as adjustments to the cost of the Merger.

The Company closed nine CBBI branch offices in February 2005 and vacated the former CBBI headquarters, consolidated certain operational functions with the Company’s operations, and eliminated approximately 70 positions from the combined organization. These exit plans were finalized and completed in the third quarter of 2005.

The following table sets forth information related to the exit costs accrued:

		Lease		Contract
		termination	Asset	termination
	Severance	costs	write-offs	costs	Total
	(Dollars in thousands)
Accrued as of September 14, 2004	$3,772	$7,672	$4,457	$1,700	$17,601
Adjustments to estimates	500	—	—	339	839
Payments	(1,444)	—	—	—	(1,444)
Balance as of December 31, 2004	2,828	7,672	4,457	2,039	16,996
Adjustments to estimates	1,539	4,920	516	211	7,186
Payments	(4,304)	(3,282)	(3,990)	(1,862)	(13,438)
Balance as of December 31, 2005	$63	$9,310	$983	$388	$10,744

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

The pro forma results reflect the estimated impact of purchase price allocation adjustments and the elimination of reported nonrecurring merger-related charges of $9.3 million in 2004 and $1.4 million in 2003 included in the Company’s historical results that are not expected to affect future periods’ results of operations. The pro forma adjustments exclude the impact of cost synergies that are expected to be recognized in future periods.

	Year ended December 31,
	2004	2003
	(In thousands, except per share data)
Interest income	$226,656	$216,471
Interest expense	45,362	44,157
Net interest income	181,294	172,314
Provision for loan losses	1,465	7,880
Net interest income after provision for loan losses	179,829	164,434
Other operating income	47,912	39,120
Other operating expense	128,012	120,321
Income before income taxes	99,729	83,233
Income taxes	33,415	26,833
Net income	$66,314	$56,400
Earnings per share:
Basic	$2.37	$2.02
Diluted	$2.33	$1.98
Weighted average shares outstanding:
Basic	28,017	27,914
Diluted	28,515	28,449

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

The Acquisition was accounted for using the purchase accounting method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Acquisition Date as summarized below. It is anticipated that none of the goodwill resulting from the Acquisition will be deductible for income tax purposes.

A mortgage servicing rights premium of $2.1 million was recorded in connection with the Acquisition and is being amortized on an accelerated basis over 10 years. Amortization expense for the year ended December 31, 2005 related to the mortgage servicing rights premium amounted to $181,000.

The following tables present information regarding the purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed:

(Dollars in thousands)
Total purchase price	$9,000
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Mortgage servicing rights	2,058
Other assets	(16)
Other liabilities	(1,183)
HHL shareholders’ equity	4,530
Fair value of net assets acquired	5,389
Goodwill	$3,611

Fair Value of Net Assets Acquired

Fair Value at
August 17,
2005
(Dollars in thousands)
Assets:
Cash and due from banks	$700
Net loans	28,698
Mortgage servicing rights	8,634
Other assets	743
Goodwill	3,611
Total assets	42,386
Liabilities:
Short-term borrowings	29,500
Other liabilities	3,886
Total liabilities	33,386
Net assets acquired	$9,000

4.   RESERVE REQUIREMENTS

CPB is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve by CPB at December 31, 2005 and 2004 was $67,240,000 and $37,045,000, respectively. At December 31, 2004, CB maintained reserves totaling $12,787,000.

5.   INVESTMENT SECURITIES

A summary of investment securities at December 31, 2005 and 2004 follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
2005
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$26,779	$—	$771	$26,008
U.S. Government agency mortgage-backed securities	17,283	16	466	16,833
States and political subdivisions	17,578	202	—	17,780
Other	10,203	—	173	10,030
Total	$71,843	$218	$1,410	$70,651
Available for Sale
U.S. Treasury and other U.S. Government agencies	$120,552	$—	$2,493	$118,059
U.S. Government agency mortgage-backed securities	522,158	280	12,442	509,996
States and political subdivisions	122,898	1,411	775	123,534
Privately-issued mortgage-backed securities	103,068	—	1,829	101,239
Other	583	58	27	614
Total	$869,259	$1,749	$17,566	$853,442
2004
Held to Maturity
U.S. Treasury and other U.S. Government agencies	$43,118	$—	$416	$42,702
U.S. Government agency mortgage-backed securities	27,635	309	78	27,866
States and political subdivisions	20,396	587	—	20,983
Other	10,188	130	—	10,318
Total	$101,337	$1,026	$494	$101,869
Available for Sale
U.S. Treasury and other U.S. Government agencies	$111,255	$265	$634	$110,886
U.S. Government agency mortgage-backed securities	505,494	2,091	3,502	504,083
States and political subdivisions	110,996	1,694	720	111,970
Privately-issued mortgage-backed securities	368	2	1	369
Other	21,178	998	—	22,176
Total	$749,291	$5,050	$4,857	$749,484

The amortized cost and estimated fair value of investment securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$1,500	$1,509
Due after one year through five years	46,684	45,896
Due after five years through ten years	6,376	6,413
Mortgage-backed securities	17,283	16,833
Total	$71,843	$70,651
Available for Sale
Due in one year or less	$3,560	$3,487
Due after one year through five years	128,160	125,908
Due after five years through ten years	45,084	45,335
Due after ten years	66,646	66,863
Mortgage-backed securities	625,226	611,235
Other	583	614
Total	$869,259	$853,442

Proceeds from sales of investment securities available for sale were $121,651,000 in 2005, $59,615,000 in 2004 and $26,399,000 in 2003, resulting in gross realized gains of $3,369,000, $531,000 and $956,000 in 2005, 2004 and 2003, respectively, and gross realized losses of $1,819,000 and $550,000 in 2005 and 2004, respectively. Investment securities losses in 2004 included writedowns of $375,000 on an equity security to reflect an impairment in value deemed other than temporary.

Investment securities of $486,606,000 and $547,628,000 at December 31, 2005 and 2004, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other short-term borrowings.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2005 and 2004. There were a total of 186 and 185 securities in an unrealized loss position at December 31, 2005 and 2004, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At December 31, 2005
U.S. Treasury and other U.S. Government agencies	$48,618	$664	$95,449	$2,600	$144,067	$3,264
U.S. Government agency mortgage-backed securities	250,322	4,476	265,539	8,432	515,861	12,908
Privately issued mortgage backed-securities	101,239	1,829	—	—	101,239	1,829
States and political subdivisions	16,836	170	20,397	605	37,233	775
Corporate bonds	—	—	10,030	173	10,030	173
Equity securities	—	—	49	27	49	27
Total temporarily impaired securities	$417,015	$7,139	$391,464	$11,837	$808,479	$18,976
At December 31, 2004
U.S. Treasury and other U.S. Government agencies	$100,469	$848	$8,000	$202	$108,469	$1,050
U.S. Government agency mortgage-backed securities	247,420	1,971	75,781	1,609	323,201	3,580
Privately issued mortgage backed-securities	61	1	—	—	61	1
States and political subdivisions	42,342	353	10,063	367	52,405	720
Total temporarily impaired securities	$390,292	$3,173	$93,844	$2,178	$484,136	$5,351

U.S. Treasury and Other U.S. Government Agencies

The unrealized losses on the Company’s investment in U.S. Treasury obligations and other U.S. government agencies were caused by increases in current market interest rates. All U.S. Government Agencies are rated AAA according to Standard & Poor’s (“S&P”) and/or Moody’s. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

U.S. Government Agency Mortgage Backed Securities

The unrealized losses on the Company’s investment in U.S. Government Agency Mortgage Backed Securities were caused by increases in current market interest rates. All U.S. Government Agency Mortgage Backed Securities are rated AAA by S&P and/or Moody’s, therefore contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability to hold these investments to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

Privately Issued Mortgage Backed Securities

The unrealized losses on the Company’s investment in Privately Issued Mortgage Backed Securities were caused by increases in current market interest rates. All Privately Issued Mortgage Backed Securities are rated AAA by S&P and/or Moody’s, therefore contractual cash flows of these investments are guaranteed by an over collateralized pool of assets determined by the issuer. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability to hold these investments to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

State and Political Subdivisions

Unrealized losses on the Company’s investment in State and Political Subdivision municipal securities were caused by increases in current market interest rates. All municipal securities with unrealized losses are rated AA or better by S&P and/or Moody’s, therefore the Company expects full repayment at maturity. Since the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability to hold these investments to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

Corporate Bonds

The Company’s unrealized loss in corporate bonds relates to one $10.0 million investment. The unrealized loss was primarily caused by changes in current market interest rates and a downgrade in ratings in 2005 from AAA to AA+ according to S&P. The contractual terms of this investment does not permit the settlement of the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

Equity Securities

The Company’s investment in marketable equity securities consist primarily common stock in the Federal National Mortgage Association (“FNMA”). The Company owns 1,000 shares at a book value of $76,450. Current market price as of December 31, 2005 is $48.81 per share. FNMA continued to pay regular quarterly dividends on these shares through December 31, 2005. The Company evaluated the near-term prospect of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

6.   LOANS

Loans, excluding loans held for sale, consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Commercial, financial & agricultural	$581,038	$555,080
Real estate:
Construction	681,554	364,234
Mortgage—residential	796,015	713,964
Mortgage—commercial	1,276,564	1,246,114
Consumer	187,887	198,354
Leases	45,394	35,799
	3,568,452	3,113,545
Less unearned income	15,703	13,715
Total	$3,552,749	$3,099,830

In the normal course of business, CPB and CB makes loans to certain directors, executive officers and their affiliates under terms that Management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$3,983	$2,695
Additions	1,001	5,199
Repayments	(1,282)	(4,480)
Other changes	(1,774)	569
Balance, end of year	$1,928	$3,983

The amount of other changes is primarily attributable to the addition or retirement of directors, executive officers and their affiliates.

Impaired loans requiring an allowance for loan losses at December 31, 2005 and 2004 (see Note 7 for related allowance for loan losses for impaired loans) amounted to $388,000 and $6,960,000, respectively, and included all nonaccrual and restructured loans greater than $500,000. Impaired loans not requiring an allowance for loan losses at December 31, 2005 and 2004 amounted to $18,558,000 and $1,021,000, respectively. The average recorded investment in impaired loans was $16,692,000 in 2005, $7,719,000 in 2004 and $1,226,000 in 2003. Interest income recognized on impaired loans was $600,000 in 2005, $47,000 in 2004, and $31,000 in 2003, of which $174,000 was earned on nonaccrual loans in 2005.

Nonaccrual loans at December 31, 2005 and 2004 totaled $12,551,000 and $10,290,000, respectively. Interest income totaling $250,000 was recognized on these loans in 2005. No interest income was recognized in 2004. Additional interest income of $1,481,000 and $322,000 would have been recognized in 2005 and 2004, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $252,000 and $76,000 was collected and recognized on charged-off loans in 2005 and 2004, respectively.

Accruing loans delinquent for 90 days or more at December 31, 2005 and 2004 totaled $7,906,000 and $393,000, respectively.

There were six restructured loans totaling $703,000 still accruing interest at December 31, 2005, compared to the same six restructured loans totaling $701,000 at December 31, 2004.

7.   ALLOWANCE FOR LOAN LOSSES

Changes in the Allowance were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$50,703	$24,774	$24,197
Provision for loan losses	3,917	2,083	700
	54,620	26,857	24,897
Charge-offs	(6,208)	(2,931)	(1,844)
Recoveries	4,524	1,754	1,721
Net charge-offs	(1,684)	(1,177)	(123)
Allowance acquired in merger	—	25,023	—
Balance, end of year	$52,936	$50,703	$24,774

Changes in the allowance for loan losses for impaired loans (included in the above amounts) were as follows:

	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$2,499	$1,745	$—
Provision (credit) for loan losses	(1,477)	22	919
Net charge-offs	—	—	—
Other changes	(864)	732	826
Balance, end of year	$158	$2,499	$1,745

The amounts of other changes represent the net transfer of allocated allowances for loans that were not classified as impaired for the entire year and loans that were acquired in conjunction with the CBBI merger in 2004.

At December 31, 2005, all impaired loans were measured based on the fair value of the underlying collateral.

8.   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Land	$12,628	$12,628
Office buildings and improvements	86,436	87,984
Furniture, fixtures and equipment	25,776	23,223
	124,840	123,835
Less accumulated depreciation and amortization	52,272	46,736
Net	$72,568	$77,099

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	2005	2004	2003
	(Dollars in thousands)
Net occupancy	$3,443	$2,781	$2,679
Equipment	2,934	1,809	1,298
Total	$6,377	$4,590	$3,977

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2005, goodwill recorded in conjunction with the acquisitions of HHL and CBBI totaled $303.4 million, of which $155.4 million was allocated to the Hawaii Market reporting segment and $148.0 million was allocated to the Commercial Real Estate reporting segment. In accordance with SFAS 142, no goodwill amortization is recorded.

Other intangible assets included a core deposit premium of $35.8 million and $49.2 million and mortgage servicing rights of $11.8 million and $3.8 million at December 31, 2005 and 2004, respectively. The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of December 31, 2005 and 2004 are presented below:

	December 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(Dollars in thousands)
Core deposit premium	$44,642	$8,847	$51,769	$2,581
Mortgage servicing rights	$17,051	$5,231	$7,080	$3,231

The following table presents changes in goodwill and other intangible assets for the periods presented:

	Year Ended December 31, 2005			Year Ended December 31, 2004
			Mortgage			Mortgage
		Core Deposit	Servicing		Core Deposit	Servicing
	Goodwill	Premium	Rights	Goodwill	Premium	Rights
	(Dollars in thousands)
Balance, beginning of period	$284,712	$49,188	$3,849	$—	$—	$506
Additions (deductions)	18,646	(7,127)	1,337	—	—	848
Intangibles acquired in merger	—	—	8,634	284,712	51,769	2,997
Amortization	—	(6,266)	(2,000)	—	(2,581)	(502)
Balance, end of period	$303,358	$35,795	$11,820	$284,712	$49,188	$3,849

Goodwill at December 31, 2005 reflected an increase of $18.6 million over the balance reported as of December 31, 2004 due to adjustments in the CBBI purchase price allocation and the acquisition of HHL in 2005. A third-party valuation of the core deposit premium for the CBBI merger was finalized in the first quarter of 2005 resulting in a reduction of $7.1 million in the core deposit premium and a revision of the amortization period from 10 years to 15 years.  The adjustment to the core deposit premium resulted in a $4.3 million increase in goodwill. In addition, the Company recorded adjustments to goodwill of $7.0 million to reflect refinements in estimates of costs to be incurred to exit certain CBBI activities and income taxes. The Company also recorded adjustments to goodwill totaling $3.4 million related to income tax liabilities and tax credit carryforwards which were finalized upon completion of CBBI’s pre-acquisition income tax returns.

Amortization expense of core deposit premium totaled $6.3 and $2.6 million for the years ended December 31, 2005 and 2004, respectively. The Company estimates that amortization expense of core deposit premium will be $3.9 million in 2006, $2.7 million in 2007 and $2.5 million in each subsequent year through 2010.

Amortization expense of mortgage servicing rights totaled $2.0 million and $502,000 for the years ended December 31, 2005 and 2004, respectively. The acquisition of HHL in 2005 resulted in an addition of $8.6 million in mortgage servicing rights. Based on mortgage servicing rights held as of December 31, 2005 and a weighted average amortization period of 8.2 years, the Company estimates that amortization expense of mortgage servicing rights will be $2.0 million in 2006, $1.7 million in 2007, $1.4 million in 2008, $1.1 million in 2009 and $1.0 million in 2010. At December 31, 2005, the fair value of mortgage servicing rights was $14.5 million and reflected $1.2 billion in loans serviced for others.

10.   DEPOSITS

Time deposits of $100,000 or more totaled $827,809,000 and $610,053,000 at December 31, 2005 and 2004, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $18,844,000, $7,390,000 and $6,255,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2005:

(Dollars in thousands)
Three months or less	$382,282
Over three through six months	146,540
Over six through twelve months	184,369
2007	80,767
2008	17,539
2009	13,963
2010	1,263
Thereafter	1,086
Total	$827,809

At December 31, 2005 and 2004, overdrawn deposit accounts totaled $18.3 million and $3.4 million, respectively, and have been reclassified as loans on the consolidated balance sheets.

11.   SHORT-TERM BORROWINGS

Federal funds purchased generally mature on the day following the date of purchase.

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2005 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. At December 31, 2005, the underlying securities were held in a custodial account subject to the Company’s control.

Other short-term borrowings consist primarily of FHLB advances and the Treasury Tax and Loan balance, which represents tax payments collected on behalf of the U.S. government. The FHLB advances bear fixed interest rates ranging from 3.98% to 4.33%. Treasury Tax and Loan balances bear market interest rates and are callable at any time. At December 31, 2005, the FHLB advances and the Treasury Tax and Loan balance totaled $79.0 million and $2.7 million, respectively.

In conjunction with the acquisition of HHL, the Company assumed the liability for a Warehousing Credit and Security Agreement, which included a revolving mortgage warehousing facility that allowed for borrowings up to $35,000,000. The facility had an interest rate of LIBOR plus 2.0%, and was cancelled in November 2005. There was no outstanding balance as of December 31, 2005.

A summary of short-term borrowings follows:

	2005	2004	2003
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$—	$—	$—
Average amount outstanding during year	212	49	33
Highest month-end balance during year	—	—	—
Weighted average interest rate on balances outstanding at December 31	—	—	—
Weighted average interest rate during year	4.02%	1.71%	1.65%
Securities sold under agreements to repurchase
Amount outstanding at December 31	$1,000	$1,000	$1,000
Average amount outstanding during year	1,000	1,000	1,000
Highest month-end balance during year	1,000	1,000	1,000
Weighted average interest rate on balances outstanding at December 31	2.75%	1.75%	1.00%
Weighted average interest rate during year	1.90%	1.11%	1.15%
Other short-term borrowings
Amount outstanding at December 31	$81,734	$87,900	$2,507
Average amount outstanding during year	55,545	35,707	2,847
Highest month-end balance during year	138,151	126,578	12,093
Weighted average interest rate on balances outstanding at December 31	4.25%	2.19%	1.02%
Weighted average interest rate during year	3.30%	2.14%	1.08%

12.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank advances	$616,009	$454,131
Subordinated debentures	108,249	108,249
Securities sold under agreement to repurchase	25,000	25,000
	$749,258	$587,380

FHLB advances outstanding at December 31, 2005 and 2004 carried weighted average interest rates of 4.04% and 3.87%, respectively. FHLB advances outstanding at December 31, 2005 were secured by interest-bearing deposits at the FHLB of $8.7 million, CPB’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $181.0 million and certain real estate loans totaling $650.3 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. At December 31, 2005, CPB had available to it additional unused FHLB advances of approximately $616.0 million.

At December 31, 2005, FHLB advances totaling $78.0 million were putable at the option of the FHLB on a quarterly basis. The putable advances bear fixed interest rates from 4.26% to 5.52%, with maturity dates ranging from July 2008 to March 2011. One advance totaling $25.0 million is putable in August 2006. The advance bears an interest rate of 5.0% and matures in August 2011. Advances of $10.0 million and $15.0 million are putable at the option of the FHLB on a quarterly basis if the three-month LIBOR rate is greater than or equal to specified levels. The advances bear interest rates 2.76% and 3.03%, respectively, and mature in February 2009.

In March 2003, the Company created a wholly-owned statutory trust, CPB Capital Trust I (“Trust I”). Trust I issued $15.0 million in trust preferred securities (“Securities”). The Trust I Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of Trust I are $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust I Securities. Trust I issued $0.5 million of common stock to the Company.

In October 2003, the Company created two wholly-owned statutory trusts, CPB Capital Trust II (“Trust II”) and CPB Statutory Trust III (“Trust III”). Trust II issued $20.0 million in Trust II Securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on January 7, 2034. The principal assets of Trust II are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust II Securities. Trust II issued $0.6 million of common stock to the Company.

Trust III issued $20.0 million in Trust III Securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The principal assets of Trust III are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust III Securities. Trust III issued $0.6 million of common stock to the Company.

In September 2004, the Company created a wholly-owned statutory trust, CPB Capital Trust IV (“Trust IV”). Trust IV issued $30.0 million in Trust IV Securities bearing an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust IV Securities. Trust IV issued $0.9 million of common stock to the Company.

In December 2004, the Company created a wholly-owned statutory trust, CPB Statutory Trust V (“Trust V”). Trust V issued $20.0 million in Trust V Securities bearing an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust V Securities. Trust V issued $0.6 million of common stock to the Company.

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

Securities sold under agreements to repurchase are accounted for as financing transactions, and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Balance Sheets. The securities underlying the agreements to repurchase are reflected as assets of the Company and are held in collateral accounts with third-party custodians. At December 31, 2005, the Company had a $25.0 million repurchase agreement with a maturity date in January 2009. The repurchase agreement bears an interest rate of 4.20%.

At December 31, 2005, future principal payments on long-term debt are as follows:

(Dollars in thousands)
Year ending December 31:
2006	$129,088
2007	129,187
2008	121,806
2009	116,425
2010	16,386
Thereafter	236,366
Total	$749,258

13.   SHAREHOLDER RIGHTS PLAN

On August 26, 1998, the Company’s board of directors adopted a Shareholder Rights Plan (the “Rights Plan”) that entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. When exercisable, each right entitles the registered holder to purchase from the Company one two-hundredth (1/200th) of a share of the Company’s Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (1/200th) of a share, subject to adjustment. The rights are exercisable only upon the occurrence of specific events, and, unless earlier redeemed, will expire on August 26, 2008.

The Rights Plan was designed to ensure that shareholders receive fair and equal treatment in the event of unsolicited or coercive attempts to acquire the Company. The Rights Plan was also intended to guard against unfair tender offers and other abusive takeover tactics. The Rights Plan was not intended to prevent an acquisition bid for the Company on terms that are fair to all shareholders.

14.   STOCK COMPENSATION PLANS

Stock Option Plans

The Company has adopted stock option plans for the purpose of granting options to purchase the Company’s common stock to directors, officers and other key individuals. Options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All options have 10-year terms and vest over specified periods.

In 1986, the Company adopted the 1986 Stock Option Plan (“1986 Plan”) making available 440,000 shares for grants to employees. In 1992, the Company’s shareholders approved an increase to 1,040,000 shares for grants. The 1986 Plan expired in 1997, and no new options will be granted under this plan. Optionees may exercise outstanding options until the expiration of the respective options in accordance with the original terms of the 1986 Plan.

In February 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”) basically as a continuance of the previous plan for a 10-year term. In April 1997, the Company’s shareholders approved the 1997 Plan, which provides 2,000,000 shares of the Company’s common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options.

In September 2004, the Company adopted and the Company’s shareholders approved the 2004 Stock Compensation Plan (“2004 Plan”) making available 1,989,224 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options will be granted under the 1997 plan. Optionees may exercise outstanding options granted pursuant to the 1997 Plan until the expiration of the respective options in accordance with the original terms of the 1997 Plan.

The table below presents activity of the 1986, 1997 and 2004 Plans for the years indicated.

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
	(Dollars in thousands)
Outstanding at January 1:	1,229,301	$17.16	819,026	$16.20	730,172	$11.39
Granted	338,084	36.50	180,000	27.50	235,478	27.82
Conversion of CB Bancshares, Inc. stock options	—	—	485,070	12.40	—	—
Exercised	(254,005)	11.15	(202,068)	11.56	(91,699)	9.89
Forfeited	(23,735)	12.67	(52,727)	15.26	(54,925)	12.67
Outstanding at December 31	1,289,645	$23.50	1,229,301	$17.16	819,026	$16.20
Options exercisable at December 31	645,898	16.00	758,597	12.87	363,341	10.55
Shares available for future grants	876,989		1,341,759		1,003,431

The following table presents information on options outstanding under the 1997 and 2004 Plans:

	Options outstanding
			Remaining
			average	Options
	Exercise		contractual	exercisable
Date of grant	price	Shares	life (months)	Shares
July 30, 1997	8.94	86,860	19.0	68,860
November 2, 1999	12.09	39,760	46.1	39,760
November 7, 2000	13.08	43,034	58.3	43,034
January 7, 2002	15.10	40,000	72.3	40,000
March 12, 2002	16.84	106,224	65.1	61,192
January 1, 2003	27.82	202,702	77.8	80,071
September 15, 2004*	5.44	1,524	51.9	1,524
September 15, 2004*	6.04	5,516	40.0	5,516
September 15, 2004*	6.33	5,293	48.9	5,293
September 15, 2004*	6.55	15,266	60.4	15,266
September 15, 2004*	7.68	9,016	63.9	9,016
September 15, 2004*	9.24	12,294	75.9	12,294
September 15, 2004*	9.54	45,862	23.5	45,862
September 15, 2004*	10.32	51,974	77.2	51,974
September 15, 2004*	10.33	19,370	77.2	19,370
September 15, 2004*	18.19	55,032	93.0	55,032
September 15, 2004*	18.20	3,386	93.0	3,386
September 15, 2004*	18.48	14,900	88.0	14,900
September 15, 2004*	21.59	13,548	99.7	13,548
September 15, 2004	27.50	180,000	104.5	60,000
November 14, 2005	36.50	338,084	117.8	—
Total		1,289,645		645,898
Weighted average life (in months)			83.4
Weighted average exercise price		$23.50		$16.00

*                    Represents conversion of CB Bancshares, Inc. stock options into Central Pacific Financial Corp. stock options as of the CBBI merger date.

The table below summarizes the per share weighted average fair value of options using the Black Scholes option-pricing model with the following weighted average assumptions:

	Per Share
	Weighted	Expected			Expected
	Average	Dividend	Expected	Risk-Free	Life
Date of grant	Fair Value	Yield	Volatility	Interest Rate	(in years)
June 14, 1995	$4.54	3.07%	30%	6.10%	7.5
July 30, 1997	5.47	2.63	28	5.45	7.5
November 2, 1999	9.33	2.32	36	6.25	7.5
November 7, 2000	10.90	2.33	43	5.04	7.5
January 7, 2002	14.99	1.19	38	5.02	7.5
March 12, 2002	13.03	1.19	38	5.02	7.5
January 1, 2003	8.38	2.32	31	3.53	7.5
September 15, 2004	4.55	2.33	21	3.11	4.0
November 14, 2005	10.91	2.04	28	4.57	6.5

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards vest over specified periods. The following table summarizes restricted stock awards as of December 31, 2005:

		Restricted	Restricted
	Fair Value	Shares	Shares
Date of Grant	Per Share	Granted	Outstanding
December 14, 2001	29.00	2,700	1,200
November 14, 2002	27.75	2,700	1,200
April 12, 2004	28.97	2,400	1,800
August 31, 2004	27.95	2,400	2,400
November 1, 2004	30.80	1,500	1,500
March 15, 2005	35.79	4,355	4,355
December 2, 2005	36.95	9,500	9,500
		25,555	21,955

Compensation expense is measured as the market price of the stock awards at the grant date, and is recognized over the specified vesting periods. Compensation expense on restricted stock awards totaled $68,000, $59,000 and $24,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

Long Term Incentive Plan

In 2005, the Company created a Long Term Incentive Plan (“LTIP”) which covers certain executive and senior management personnel. The LTIP is comprised of three components:  performance shares, stock appreciation rights (“SAR’s”), and cash awards. Performance shares are awarded on the basis of performance as measured by certain criteria. Receipt of the shares occurs at the end of a three-year performance cycle, contingent upon the Company’s results in each of the three years. SAR’s are the right to receive appreciation in stock price on a predetermined number of shares, with the total appreciation value being paid in the form of common stock. SAR’s are issued annually, with each issuance having a three-year vesting period. Compensation expense relating to performance shares and SAR’s is measured based on the market value of the respective awards at the dates of grant over the respective service or vesting periods. Compensation expense for the LTIP totaled $1.2 million in 2005.

15.   PENSION PLANS

Defined Benefit Retirement Plan

CPB had a money purchase pension plan that covered all full-time employees with at least one year of service. This plan was terminated in 1991, and participants in the money purchase pension plan became fully vested at the time of termination.

CPB has a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. The plan was initially curtailed in 1986, and accordingly, plan benefits were fixed as of that date.

Effective January 1, 1991, CPB reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees’ years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from CPB’s terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5,914,000 in the unrecognized prior service cost, which was amortized over a period of 13 years.

Effective December 31, 2002, CPB curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

The following table sets forth information pertaining to the defined benefit retirement plan for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$27,255	$26,400	$25,195
Interest cost	1,597	1,621	1,643
Actuarial loss	1,291	1,279	1,559
Benefits paid	(2,056)	(2,045)	(1,997)
Benefit obligation at December 31	$28,087	$27,255	$26,400
Benefit obligation actuarial assumptions at December 31
Weighted average discount rate	5.69%	6.00%	6.25%
Change in plan assets
Fair value of assets at January 1	$23,980	$22,042	$19,014
Actual return on plan assets	1,706	2,183	3,326
Employer contributions	1,800	1,800	1,699
Benefits paid	(2,056)	(2,045)	(1,997)
Fair value of assets at December 31	$25,430	$23,980	$22,042
Funded status
Benefit obligation at December 31	$(28,087)	$(27,255)	$(26,400)
Fair value of plan assets	25,430	23,980	22,042
Unrecognized net actuarial loss	10,724	10,099	10,157
Net amount recognized	$8,067	$6,824	$5,799
Amounts recognized in the consolidated statements of financial condition
Accrued benefit liability	$(2,657)	$(3,275)	$(4,358)
Accumulated other comprehensive income	10,724	10,099	10,157
Net amount recognized	$8,067	$6,824	$5,799
Components of net periodic cost (benefit)
Interest cost	$1,597	$1,621	$1,643
Expected return on plan assets	(1,903)	(1,728)	(1,308)
Recognized net loss	863	881	999
Net periodic cost	$557	$774	$1,334
Net periodic cost actuarial assumptions at January 1
Weighted average discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.00%

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. The Company’s asset allocations at December 31, 2005, 2004 and 2003, by asset category, were as follows:

	2005	2004	2003
Equity securities	61%	52%	49%
Debt securities	22	31	33
Other	17	17	18
Total	100%	100%	100%

The Company’s investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 59% domestic equity securities, 6% international equity securities, 34% debt securities, and 1% cash investments.

Equity securities included the Company’s common stock in the amounts of $1.2 million at December 31, 2005 and 2004, and $1.0 million at December 31, 2003, or 5% of plan assets as of the dates presented.

The Company expects to contribute $1.8 million to its defined benefit retirement plan in 2006.

Estimated future benefit payments reflecting expected future service are as follows:

(Dollars in thousands)
Year ending December 31:
2006	$2,125
2007	2,090
2008	2,037
2009	2,041
2010	2,024
2011-2015	10,081
Total	$20,398

Supplemental Executive Retirement Plans

In 1995, 2001 and 2004, CPB established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits.

On December 31, 2002, the 1995 and 2001 SERP were curtailed.

In conjunction with the merger with CB Bancshares, Inc. (“CBBI”) in 2004, the Company assumed CBBI’s SERP obligation.

The following table sets forth information pertaining to the SERP for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$8,394	$2,382	$2,342
Service cost	732	163	—
Interest cost	497	167	151
Actuarial loss (gain)	790	217	104
Benefits paid	(823)	(215)	(215)
Curtailment gain	—	—	—
Transitional obligation	—	1,405	—
Prior service cost	—	—	—
Obligation assumed in conjuction with merger with CB Banchshares, Inc.	—	4,275	—
Benefit obligation at December 31	$9,590	$8,394	$2,382
Benefit obligation actuarial assumptions at December 31
Weighted average discount rate	5.69%	6.00%	6.25%
Weighted average rate of compensation increase	5.00%	5.00%	— *
Change in plan assets
Fair value of assets at January 1	$—	$—	$—
Employer contributions	823	215	215
Benefits paid	(823)	(215)	(215)
Fair value of assets at December 31	$—	$—	$—
Funded status
Benefit obligation at December 31	$(9,590)	$(8,393)	$(2,382)
Unrecognized transition obligation	1,154	886	9
Unamortized prior service cost	259	276	294
Unrecognized net actuarial loss	1,138	352	136
Net amount recognized	$(7,039)	$(6,879)	$(1,943)
Components of net periodic cost
Service cost	$732	$163	$—
Interest cost	497	167	151
Amortization of unrecognized transition obligation	24	22	3
Recognized prior service cost	18	18	18
Recognized net loss (gain)	3	1	—
Net periodic cost	$1,274	$371	$172
Net periodic cost actuarial assumptions at January 1
Weighted average discount rate	6.00%	6.25%	6.75%
Weighted average rate of compensation increase	5.00%	5.00%	— *

*                    Not applicable. The Company’s 1995 and 2001 SERP were curtailed on December 31, 2002.

The SERP holds no plan assets, other than employer contributions that are paid as benefits during the year.

The Company expects to contribute $214,000 to its SERP in 2006.

Estimated future benefit payments reflecting expected future service for the SERP are as follows:

(Dollars in thousands)
Year ending December 31:
2006	$214
2007	211
2008	209
2009	218
2010	216
2011-2015	2,894
Total	$3,962

16.   401(K) RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

The Company matches 100% of an employee’s elective deferrals, up to 4% of the employee’s salary. The Company’s employer matching contributions to the Retirement Savings Plan totaled $1,530,000, $814,000 and $735,000 in 2005, 2004 and 2003, respectively.

The Company also makes discretionary profit sharing contributions into the Retirement Savings Plan. The board of directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code, and employees may elect to receive up to 50% of their annual allocation in cash. The Company made profit sharing contributions of $1,931,000, $1,411,000 and $1,701,000 in 2005, 2004 and 2003, respectively, excluding amounts paid to employees in cash.

CBBI had a Profit Sharing Retirement Savings Plan (“CBBI Plan”) that covered all employees who satisfied length-of-service requirements with CBBI as of the date of the Acquisition. Eligible employees could contribute up to 100% of their compensation, subject to limitations of the Internal Revenue Code, of which 20% was matched by CBBI, up to 2% of the participant’s compensation. In addition, CBBI contributed an amount equal to 3% of the compensation of the eligible participants, and additional amounts determined by the board of directors at their discretion. Contributions to the CBBI Plan for 2004 totaled $38,000. Effective January 1, 2005, the CBBI Plan was merged into the Company’s Retirement Savings Plan.

CPHL had a 401(K) retirement savings plan (“CPHL Plan”) that covers all CPHL employees who satisfy age and length-of-service requirements. Eligible employees may contribute up to 25% of their compensation, subject to limitations of the Internal Revenue Code. CPHL’s matching contributions are determined on an annual basis. Contributions to the CPHL Plan for 2005 totaled $24,000. Effective January 1, 2006, the CPHL Plan was merged into the Company’s Retirement Savings Plan.

17.   OPERATING LEASES

The Company leases certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

Net rent expense for all operating leases is summarized as follows:

	2005	2004	2003
	(Dollars in thousands)
Rent expense charged to net occupancy	$7,720	$5,299	$3,567
Less sublease income	(59)	(19)	—
Net rent expense charged to net occupancy	7,661	5,280	3,567
Rent expense charged to equipment expense	364	251	139
Total net rent expense	$8,025	$5,531	$3,706

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2005:

		Less
	Rental	Sublease	Net Rental
	Commitment	Rental Income	Commitment
	(Dollars in thousands)
Year ending December 31:
2006	$7,819	$(16)	$7,803
2007	7,163	—	7,163
2008	6,404	—	6,404
2009	3,825	—	3,825
2010	2,839	—	2,839
Thereafter	16,823	—	16,823
Total	$44,873	$(16)	$44,857

In conjunction with the CBBI merger, the Company accrued estimated lease termination costs of $12.6 million representing the net present value of future rent payments for CBBI branches to be closed and offices to be vacated, of which $9.3 million was outstanding as of December 31, 2005. For the leases which have not yet been cancelled as of December 31, 2005, the corresponding rental commitments are included in the schedule of future minimum rental commitments above.

In addition, the Company leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2005:

(Dollars in thousands)
Year ending December 31:
2006	$4,129
2007	3,171
2008	2,466
2009	1,824
2010	1,195
Thereafter	18,564
Total	$31,349

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

18.   INCOME AND FRANCHISE TAXES

Components of income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2005:
Federal	$24,809	$8,688	$33,497
State	4,036	(1,006)	3,030
Total	$28,845	$7,682	$36,527
2004:
Federal	$12,850	$2,674	$15,524
State	397	661	1,058
Total	$13,247	$3,335	$16,582
2003:
Federal	$11,151	$3,326	$14,477
State	463	729	1,192
Total	$11,614	$4,055	$15,669

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	2005	2004	2003
	(Dollars in thousands)
Computed “expected” tax expense	$38,145	$18,892	$17,363
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,848)	(1,563)	(1,344)
Other tax-exempt income	(765)	(590)	(508)
State franchise tax, net of Federal income tax benefit	1,970	451	775
Low-income housing credits	(801)	(381)	(120)
Other	(174)	(227)	(497)
Total	$36,527	$16,582	$15,669

At December 31, 2005 and 2004, current Federal income taxes payable of $1,239,000 and $3,984,000, respectively, and current state franchise taxes payable of $1,855,000 and $1,432,000, respectively, were included in other liabilities.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$17,262	$18,128
Merger-related costs	5,663	5,660
Employee retirement benefits	4,711	8,365
Accrued expenses	4,464	1,570
State tax credit carryforwards	3,005	—
Merger-related valuations	2,273	4,168
Other liabilities	1,526	1,443
Investment write-downs and write-offs	985	1,098
Interest on nonaccrual loans	728	346
Capital loss carryforward	70	683
Premises and equipment	—	2,808
State franchise tax	—	1,148
Net unrealized gain on available-for-sale securities	—	77
Other	1,332	1,126
Total deferred tax assets	$42,019	$46,620
Deferred tax liabilities
Intangible assets	$18,141	$20,631
FHLB stock dividends received	12,305	12,157
Net unrealized loss on available-for-sale securities	6,319	—
Leases	4,433	4,523
Deferred gain on curtailed retirement plan	3,328	3,328
Merger-related valuations	1,636	979
Dividends received	1,463	1,456
Premises and equipment	1,123	—
Deferred finance fees	922	3,349
Accreted discounts receivable	257	497
IRC Code 481(a) adjustment	—	3,008
Deferred income	—	2,535
Other	764	1,294
Total deferred tax liabilities	$50,691	$53,757
Net deferred tax assets (liabilities)	$(8,672)	$(7,137)

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.   Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. As a result, there was no valuation allowance for deferred tax assets as of December 31, 2005 and 2004.

In 1998, the Company completed a corporate reorganization that produced state franchise tax benefits. In September 2002, the State of Hawaii Department of Taxation notified the Company that it was disallowing the tax treatment of this reorganization. The Company appealed this decision and was notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. The Company subsequently filed an appeal with the Hawaii State Tax Appeals Court. Cumulative possible state tax benefits that have not yet been recognized amounted to approximately $9.7 million as of December 31, 2005. Upon resolution of the appeal, any benefit awarded will be recognized as a reduction in income tax expense.

CBBI completed a similar corporate reorganization prior to the merger. As of December 31, 2005, cumulated possible state tax benefits totaled approximately $2.2 million. The State of Hawaii Department of Taxation has not yet completed its audit of the subject tax returns but has indicated that it intends to disallow the tax treatment of this reorganization. Any benefit awarded upon resolution of this tax uncertainty will be recognized as a reduction in goodwill.

In 2000, the Company undertook a capital-raising initiative that resulted in federal and state tax benefits totaling approximately $4.4 million. These benefits were recognized as a reduction in income tax expense. In 2005, the Internal Revenue Service issued a Notice of Proposed Adjustment disallowing the tax benefits. The Company believes the tax treatment was appropriate and plans to defend its position. Any tax liability resulting from the resolution of this issue will result in a charge to income tax expense.

CBBI also undertook a similar capital-raising initiative prior to the merger that resulted in federal and state tax benefits totaling approximately $2.7 million. In 2005, the Internal Revenue Service issued a Notice of Proposed Adjustment disallowing the tax benefit. The Company believes the tax treatment was appropriate and plans to defend its position. The resolution of this tax uncertainty will be recognized as a reduction in goodwill.

19.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(Dollars in thousands)
Unrealized holding gains (losses) on available-for-sale investment securities	$(9,499)	$(99)	$2,677
Pension liability adjustments	(6,440)	(6,064)	(6,100)
	$(15,939)	$(6,163)	$(3,423)

20.   EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Dollars in thousands, except per share data)
Basic earnings per share computation
Numerator:
Income available to common stockholders	$72,459	$37,394	$33,940
Denominator:
Weighted average common shares outstanding	29,966	19,637	16,027
Average common shares held in directors’ deferred compensation plan	(10)	(1)	—
	29,956	19,636	16,027
Basic earnings per share	$2.42	$1.90	$2.12
Diluted earnings per share computation
Numerator:
Income available to common stockholders	$72,459	$37,394	$33,940
Denominator:
Weighted average common shares outstanding	29,966	19,637	16,027
Dilutive impact of stock options and stock awards	531	381	370
Average common shares held in directors’ deferred compensation plan	(10)	(1)	—
	30,487	20,017	16,397
Diluted earnings per share	$2.38	$1.87	$2.07

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

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. For forward foreign exchange contracts and interest rate contracts, the contract amounts do not represent exposure to credit loss. The Company controls the credit risk of these contracts through credit approvals, limits and monitoring procedures. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on Management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Interest rate options issued on residential mortgage loans expose to the Company to interest rate risk, which is economically hedged with forward interest rate contracts. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties.

Interest rate swaps are primarily used to convert the interest rate characteristics of particular groups of assets and/or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional amount. In 2005, all interest rate swaps were terminated.

Forward sales of mortgage-backed securities are used to hedge residential mortgage loans. In 2005, the Company ceased the use of forward sales of mortgage-backed securities.

At December 31, 2005 and 2004 financial instruments with off-balance sheet risk were as follows:

	2005	2004
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,798,743	$949,519
Standby letters of credit and financial guarantees written	28,151	33,647
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	47,459	2,000
Interest rate swaps	—	30,000
Forward interest rate contracts	68,426	—
Forward foreign exchange contracts	17	—
Forward sales of mortgage-backed securities	—	14,000

23.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Other Interest Earning Assets

The equity investment in common stock of the FHLB, which is redeemable for cash at par value, is reported at its par value.

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is based on the higher of discounted value of contractual cash flows or carrying value. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of FHLB advances is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The fair value of subordinated debentures is estimated by discounting scheduled cash flows using rates currently offered for securities of similar remaining maturities.

Off-Balance Sheet Financial Instruments

The fair values of off-balance sheet financial instruments are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties, current settlement values or quoted market prices of comparable instruments.

For derivative financial instruments, the fair values are based upon current settlement values, if available. If there are no relevant comparables, fair values are based on pricing models using current assumptions for interest rate swaps and options.

Limitations

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

	December 31, 2005		December 31, 2004
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$154,927	$154,927	$84,869	$84,869
Interest-bearing deposits in other banks	9,813	9,813	52,978	52,978
Federal funds sold	—	—	25,600	25,600
Investment securities	925,285	924,093	850,821	851,353
Net loans and leases, including loans held for sale	3,560,351	3,555,825	3,066,863	3,058,824
Federal Home Loan Bank stock	48,797	48,797	48,600	48,600
Accrued interest receivable	22,006	22,006	18,298	18,298
Due from customers on acceptances	530	530	547	547
Financial liabilities
Deposits:
Noninterest-bearing deposits	730,952	730,952	594,401	594,401
Interest-bearing demand and savings deposits	1,533,936	1,533,936	1,589,756	1,589,756
Time deposits	1,377,356	1,377,356	1,142,869	1,143,142
Total deposits	3,642,244	3,642,244	3,327,026	3,327,299
Short-term borrowings	82,734	82,725	88,900	88,857
Long-term debt	749,258	735,551	587,380	600,592
Bank acceptances outstanding	530	530	547	547
Accrued interest payable (included in other liabilities)	10,157	10,157	5,372	5,372
Off-balance sheet financial instruments
Commitments to extend credit	1,798,743	8,994	949,519	2,579
Standby letters of credit and financial guarantees written	28,151	211	33,647	252
Interest rate options	47,459	47,509	2,000	(13)
Interest rate swaps	—	—	30,000	(119)
Forward interest rate contracts	68,426	68,334	—	—
Forward foreign exchange contracts	17	17	—	—
Forward sales of mortgage-backed securities	—	—	14,000	8

24.   DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

The Company’s board of directors, at a meeting held on October 26, 2005, declared a fourth quarter cash dividend of $0.19 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.73 per share for the year ended December 31, 2005.

The Company and its predecessor have paid regular semi-annual cash dividends on the common stock since 1958. Beginning in 1988, the Company commenced paying regular quarterly cash dividends. It is the present intention of the Company’s board of directors to continue to pay regular quarterly cash dividends. However, since substantially all of the funds available for the payment of dividends are derived from CPB, future dividends will depend upon the earnings, financial condition, capital needs, applicable governmental policies and regulations and such other matters as the Company’s board of directors may deem to be appropriate.

25.   SEGMENT INFORMATION

The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The Commercial Real Estate segment includes construction and real estate development lending in Hawaii, California and Washington. The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services and retail brokerage services. A full range of deposit and loan products, and various other banking services are offered. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.

The All Others category includes activities such as electronic banking, data processing, and management of bank owned properties.

The accounting policies of the segments are consistent with those described in Note 1. The majority of the Company’s net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability. Prior to 2005, intersegment net interest income (expense) was allocated to each segment based on the amount of net investable funds provided (used) by that segment at a rate equal to the Company’s average rate on interest-sensitive assets and liabilities. In 2005, intersegment net interest income (expense) was allocated to each segment based upon a funds transfer pricing process that assigns costs of funds to assets and earnings credits to liabilities based on market interest rates that reflect interest rate sensitivity and maturity characteristics. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial
	Real Estate	Hawaii Market	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2005:
Net interest income	$112,235	$71,865	$10,915	$1,658	$196,673
Intersegment net interest income (expense)	(59,583)	59,764	(8,479)	8,298	—
Provision for loan losses	679	3,238	—	—	3,917
Other operating income	442	32,134	2,214	6,212	41,002
Other operating expense	7,434	57,817	2,550	56,971	124,772
Administrative and overhead expense allocation	6,014	35,710	(4,263)	(37,461)	—
Income taxes	14,023	23,248	2,042	(2,786)	36,527
Net income (loss)	$24,944	$43,750	$4,321	$(556)	$72,459
At December 31, 2005
Investment securities	$—	$—	$925,285	$—	$925,285
Loans (including loans held for sale)	1,798,741	1,814,546	—	—	3,613,287
Other	155,006	257,260	253,922	34,379	700,567
Total assets	$1,953,747	$2,071,806	$1,179,207	$34,379	$5,239,139
Year ended December 31, 2004:
Net interest income	$55,627	$49,454	$13,663	$1,428	$120,172
Intersegment net interest income (expense)	(29,490)	32,969	(4,136)	657	—
Provision for loan losses	418	1,665	—	—	2,083
Other operating income	32	17,932	879	3,175	22,018
Other operating expense	2,438	45,539	1,977	36,177	86,131
Administrative and overhead expense allocation	4,515	28,382	(415)	(32,482)	—
Income taxes	6,088	8,996	3,618	(2,120)	16,582
Net income	$12,710	$15,773	$5,226	$3,685	$37,394
At December 31, 2004
Investment securities	$—	$—	$850,821	$—	$850,821
Loans (including loans held for sale)	1,520,719	1,596,847	—	—	3,117,566
Other	140,094	232,407	260,729	50,285	683,515
Total assets	$1,660,813	$1,829,254	$1,111,550	$50,285	$4,651,902
Year ended December 31, 2003:
Net interest income	$40,982	$34,227	$13,995	$849	$90,053
Intersegment net interest income (expense)	(19,451)	25,259	(5,243)	(565)	—
Provision for loan losses	412	288	—	—	700
Other operating income	280	11,913	1,239	2,402	15,834
Other operating expense	1,459	29,961	1,625	22,533	55,578
Administrative and overhead expense allocation	3,118	16,910	(895)	(19,133)	—
Income taxes	5,885	8,499	3,191	(1,906)	15,669
Net income	$10,937	$15,741	$6,070	$1,192	$33,940
At December 31, 2003
Investment securities	$—	$—	$554,957	$—	$554,957
Loans (including loans held for sale)	637,386	812,488	—	—	1,449,874
Other	1,175	46,947	53,388	63,927	165,437
Total assets	$638,561	$859,435	$608,345	$63,927	$2,170,268

26.   PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2005, retained earnings of the parent company, Central Pacific Financial Corp., included $217,369,000 of equity in undistributed income of CPB.

CPB, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2005, retained earnings of CPB totaled $214,590,000.

In March 2005, the Company completed a public offering of 2.01 million shares of common stock that generated proceeds of $64.2 million, net of expenses.

Section 131 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “Agencies”) to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA’s Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution’s capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2005 and 2004, the Company’s and CPB’s regulatory capital ratios exceeded the minimum thresholds for a “well-capitalized” institution. CB’s regulatory capital ratios at December 31, 2004 met the minimum thresholds for a “well-capitalized” institution. In February 2005, CPB merged with CB, with CPB as the surviving entity.

At December 31, 2005, Management believes that there have been no conditions or events which would have changed the Company’s capital category since its last notification from the Agencies.

The following table sets forth actual and required capital and capital ratios for the Company, CPB and CB as of the dates indicated:

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2005:
Tier 1 risk-based capital	$477,828	10.68%	$178,984	4.00%	$268,477	6.00%
Total risk-based capital	533,771	11.93	357,969	8.00	447,461	10.00
Leverage capital	477,828	10.00	191,058	4.00	238,822	5.00
As of December 31, 2004:
Tier 1 risk-based capital	$351,705	9.67%	$145,445	4.00%	$218,167	6.00%
Total risk-based capital	397,300	10.93	290,890	8.00	363,612	10.00
Leverage capital	351,705	8.11	173,466	4.00	216,832	5.00
Central Pacific Bank
As of December 31, 2005:
Tier 1 risk-based capital	$437,844	9.80%	$178,675	4.00%	$268,012	6.00%
Total risk-based capital	493,691	11.05	357,350	8.00	446,687	10.00
Leverage capital	437,844	9.25	189,280	4.00	236,601	5.00
As of December 31, 2004:
Tier 1 risk-based capital	$182,561	9.65%	$75,644	4.00%	$113,467	6.00%
Total risk-based capital	206,225	10.90	151,289	8.00	189,111	10.00
Leverage capital	182,561	7.51	97,177	4.00	121,472	5.00
City Bank
As of December 31, 2004:
Tier 1 risk-based capital	$157,032	8.94%	$70,292	4.00%	$105,438	6.00%
Total risk-based capital	179,115	10.19	140,584	8.00	175,730	10.00
Leverage capital	157,032	8.22	76,394	4.00	95,493	5.00

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
Assets
Cash	$26,426	$12,844
Investment securities available for sale	928	787
Investment in subsidiary banks, at equity in underlying net assets	741,199	643,463
Investment in other subsidiaries, at equity in underlying assets	1,769	2,170
Accrued interest receivable and other assets	17,055	20,270
Total assets	$787,377	$679,534
Liabilities and Shareholders’ Equity
Long-term debt	$108,249	$108,249
Other liabilities	2,894	3,423
Total liabilities	111,143	111,672
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,436,862 and 28,159,395 shares at December 31, 2005 and 2004, respectively	428,012	360,550
Surplus	46,432	45,848
Retained earnings	218,341	167,801
Deferred stock awards	(612)	(174)
Accumulated other comprehensive loss	(15,939)	(6,163)
Total shareholders’ equity	676,234	567,862
Total liabilities and shareholders’ equity	$787,377	$679,534

Central Pacific Financial Corp.
Condensed Statements of Income
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$—	$42,259	$14,388
Dividends from other subsidiaries	44	24	11
Interest income:
Interest and dividends on investment securities	20	219	122
Interest from subsidiary banks	171	152	89
Investment securities gains (losses)	2	(375)	—
Other income	211	80	—
Total income	448	42,359	14,610
Expense:
Interest on long-term debt	6,494	3,011	914
Other expenses	3,613	3,319	3,171
Total expenses	10,107	6,330	4,085
Income (loss) before income taxes and equity in undistributed income of subsidiaries	(9,659)	36,029	10,525
Income taxes	(5,206)	(4,047)	(2,971)
Income (loss) before equity in undistributed income of subsidiaries	(4,453)	40,076	13,496
Equity in undistributed income of subsidiary banks	77,313	(2,627)	20,439
Equity in undistributed income of other subsidiaries	(401)	(55)	5
Net income	$72,459	$37,394	$33,940

Central Pacific Financial Corp.
Condensed Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities
Net income	$72,459	$37,394	$33,940
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investment securities	(2)	375	—
Deferred income tax expense (benefit)	(1,964)	3,482	(1,936)
Decrease (increase) in dividends receivable from subsidiary banks	—	2,586	(815)
Equity in undistributed (income) loss of subsidiary banks	(77,313)	2,627	(20,439)
Equity in undistributed (income) loss of other subsidiaries	401	55	(5)
Other, net	5,194	(18,782)	(6,056)
Net cash provided by (used in) operating activities	(1,225)	27,737	4,689
Cash flows from investing activities
Proceeds from maturities of investment securities available for sale	—	—	1,125
Proceeds from sales of investment securities available for sale	32	—	—
Purchases of investment securities available for sale	—	—	(4,039)
Merger of CB Bancshares, Inc., net of cash acquired	—	(77,757)	—
Investment in and advances to subsidiaries	(30,000)	(25,546)	(1,702)
Contributions to unconsolidated subsidiaries	(311)	—	—
Net cash used in investing activities	(30,279)	(103,303)	(4,616)
Cash flows from financing activities
Proceeds from long-term debt	—	51,547	56,702
Proceeds from common stock offering	64,210	—	—
Proceeds from stock option exercises	2,832	2,519	882
Repurchases of common stock	(106)	—	—
Dividends paid	(21,850)	(14,798)	(9,450)
Net cash provided by financing activities	45,086	39,268	48,134
Net increase (decrease) in cash and cash equivalents	13,582	(36,298)	48,207
Cash and cash equivalents
At beginning of year	12,844	49,142	935
At end of year	$26,426	$12,844	$49,142

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, or the Evaluation Date. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, subject to management’s completion of its assessment of internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.   Management of Central Pacific Financial Corp., together with its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited management’s assessment, included in the accompanying management report on internal control over financial reporting, that Central Pacific Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Central Pacific Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Central Pacific Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Central Pacific Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Kpmg LLP
Honolulu, Hawaii
March 15, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2005. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Election of Directors—Corporate Governance and Board Matters” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “ELECTION OF DIRECTORS - Compensation of Directors and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “INTRODUCTION—Principal Shareholders,” and “INTRODUCTION—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2005.

The following table provides information as of December 31, 2005 regarding securities issued under our equity compensation plans that were in effect during fiscal 2005.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	1,289,645	$23.50	876,489
Equity compensation plans not approved by security holders	—	—	—
Total	1,289,645	$17.17	876,489

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2005.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2005.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                   Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2)       All schedules required by this Item 15(a)(2) are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3)                   Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)
3.2	Restated Bylaws of the Registrant (2)
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)
10.2	Split Dollar Life Insurance Plan (5)(15)
10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)
10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15)
10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)
10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)
10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)
10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)
10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)
10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)
10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)
10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)
10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)
10.15	Form of Restricted Stock Award Agreement (8)(15)
10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)
10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)
10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14)(15)
10.19	The Registrant’s Long-Term Executive Incentive Plan (15) *
14.1	The Registrant’s Code of Conduct and Ethics *
14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers *
21	Subsidiaries of the Registrant *
23	Consent of KPMG LLP *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

  *              Filed herewith.

**             Furnished herewith.

(1)          Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

(2)          Filed as Exhibits 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 9, 2005.

(3)          Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998

(4)          Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(5)          Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)          Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)          Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(8)          Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange commission on March 16, 2005.

(9)          Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(10)   Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

(11)   Filed as Exhibits 10.3, 10.4, 10.5, 10.7 and 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(12)   Filed as Exhibit 10.9 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on December 13, 2004.

(13)   Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(14)   Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.

(15)   Denotes management contract or compensation plan or arrangement.

(b) Eliminated effective as of August 23, 2004.

(c)  All schedules required by this Item 15(c) are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ CLINT ARNOLDUS
Clint Arnoldus
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLINT ARNOLDUS	Chief Executive Officer	March 15, 2006
Clint Arnoldus	(Principal Executive Officer) and Director
/s/ RONALD K. MIGITA	Chairman of the Board	March 15, 2006
Ronald K. Migita
/s/ DEAN K. HIRATA	Executive Vice President and Chief	March 15, 2006
Dean K. Hirata	Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ RICHARD J. BLANGIARDI	Director	March 15, 2006
Richard J. Blangiardi
/s/ CHRISTINE CAMP FRIEDMAN	Director	March 15, 2006
Christine Camp Friedman
/s/ EARL E. FRY	Director	March 15, 2006
Earl E. Fry
/s/ B. JEANNIE HEDBERG	Director	March 15, 2006
B. Jeannie Hedberg
/s/ CLAYTON K. HONBO	Director	March 15, 2006
Clayton K. Honbo
/s/ PAUL J. KOSASA	Director	March 15, 2006
Paul J. Kosasa
/s/ DUANE K. KURISU	Director	March 15, 2006
Duane K. Kurisu

/s/ COLBERT M. MATSUMOTO	Director	March 15, 2006
Colbert M. Matsumoto
/s/ CRYSTAL K. ROSE	Director	March 15, 2006
Crystal K. Rose
/s/ MIKE K. SAYAMA	Director	March 15, 2006
Mike K. Sayama
/s/ MAURICE H. YAMASATO	Director	March 15, 2006
Maurice H. Yamasato
/s/ DWIGHT L. YOSHIMURA	Director	March 15, 2006
Dwight L. Yoshimura