Form 10-Q
period 2006-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2006-05-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒              Accelerated filer ☐              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2006, the number of shares of common stock outstanding of the registrant was 30,473,826 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2006 and 2005, and December 31, 2005

Consolidated Statements of Income - Three months ended March 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements – March 31, 2006 and 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and generally include the words “believes”, “plans”, “intends”, “expects”, “anticipates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: the impact of local, national, and international economies and events on the company’s business and operations and on tourism, the military, and other major industries operating within our markets; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates; and trading of the company’s stock. For further information on factors that could cause actual results to materially differ from projections, please see our publicly available Securities and Exchange Commission filings, including our Form 10-K for the last fiscal year. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Item 1.             Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Assets
Cash and due from banks	$114,452	$154,927	$113,065
Interest-bearing deposits in other banks	6,737	9,813	6,512
Investment securities:
Held to maturity, at amortized cost (fair value of $69,030 at March 31, 2006, $70,651 at December 31, 2005, and $97,602 at March 31, 2005)	70,657	71,843	98,590
Available for sale, at fair value	841,083	853,442	770,784
Total investment securities	911,740	925,285	869,374

Loans held for sale	34,362	60,538	32,273

Loans and leases	3,620,478	3,552,749	3,235,788
Less allowance for loan and lease losses	53,057	52,936	51,623
Net loans and leases	3,567,421	3,499,813	3,184,165

Premises and equipment	72,860	72,568	77,098
Accrued interest receivable	22,535	22,006	19,154
Investment in unconsolidated subsidiaries	11,522	12,417	11,367
Due from customers on acceptances	307	530	222
Goodwill	295,403	303,358	289,848
Core deposit premium	34,821	35,795	40,761
Mortgage servicing rights	11,918	11,820	3,651
Bank-owned life insurance	99,241	68,325	66,737
Federal Home Loan Bank stock	48,797	48,797	48,797
Other assets	17,041	13,147	17,999

Total assets	$5,249,157	$5,239,139	$4,781,023

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$695,292	$730,952	$652,309
Interest-bearing demand	433,385	442,879	418,020
Savings and money market	1,103,215	1,091,057	1,116,899
Time	1,447,308	1,377,356	1,195,031
Total deposits	3,679,200	3,642,244	3,382,259

Short-term borrowings	52,125	82,734	97,610
Long-term debt	753,564	749,258	586,419
Bank acceptances outstanding	307	530	222
Minority interest	13,528	13,157	13,258
Other liabilities	63,897	74,982	60,439
Total liabilities	4,562,621	4,562,905	4,140,207

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,473,826 shares at March 31, 2006, 30,436,862 shares at December 31, 2005, and 30,352,184 shares at March 31, 2005	427,657	428,012	427,009
Surplus	48,790	46,432	45,848
Retained earnings	231,285	218,341	180,414
Deferred stock awards	—	(612)	(317)
Accumulated other comprehensive loss	(21,196)	(15,939)	(12,138)
Total shareholders’ equity	686,536	676,234	640,816

Total liabilities and shareholders’ equity	$5,249,157	$5,239,139	$4,781,023

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollar in thousands, except per share data)	2006	2005
Interest income:
Interest and fees on loans and leases	$64,553	$50,834
Interest and dividends on investment securities:
Taxable interest	8,563	7,449
Tax-exempt interest	1,318	1,005
Dividends	103	94
Interest on deposits in other banks	173	147
Interest on Federal funds sold and securities purchased under agreements to resell	52	58
Dividends on Federal Home Loan Bank stock	—	197

Total interest income	74,762	59,784

Interest expense:
Interest on deposits	13,805	7,517
Interest on short-term borrowings	231	527
Interest on long-term debt	8,534	5,420

Total interest expense	22,570	13,464

Net interest income	52,192	46,320
Provision for loan and lease losses	525	917
Net interest income after provision for loan and lease losses	51,667	45,403

Other operating income:
Income from fiduciary activities	677	533
Service charges on deposit accounts	3,536	2,442
Other service charges and fees	3,051	2,776
Equity in earnings of unconsolidated subsidiaries	184	103
Fees on foreign exchange	182	218
Gains on sales of loans	2,589	502
Investment securities gains	—	1,509
Income from bank-owned life insurance	924	663
Other	1,021	505

Total other operating income	12,164	9,251

Other operating expense:
Salaries and employee benefits	19,062	16,209
Net occupancy	2,274	2,755
Equipment	1,173	1,197
Amortization of core deposit premium	974	1,300
Communication	1,168	1,084
Legal and professional services	1,866	2,636
Computer software	593	828
Advertising	746	765
Other	5,923	4,135

Total other operating expense	33,779	30,909

Income before income taxes	30,052	23,745
Income taxes	10,713	6,540

Net income	$19,339	$17,205

Per share data:
Basic earnings per share	$0.64	$0.60
Diluted earnings per share	0.63	0.59
Cash dividends declared	0.21	0.16

Basic weighted average shares outstanding	30,441	28,628
Diluted weighted average shares outstanding	30,658	29,198

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Deferred Stock Awards	Accumulated Other Comprehensive Loss	Total

Three months ended March 31, 2006
Balance at December 31, 2005	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234
Net income	—	—	19,339	—	—	19,339
Net change in unrealized gain (loss) on investment securities, net of taxes of $(3,498)	—	—	—	—	(5,257)	(5,257)

Comprehensive income						14,082

Cash dividends ($0.21 per share)	—	—	(6,395)	—	—	(6,395)
84 shares of common stock purchased by directors’ deferred compensation plan	(3)	—	—	—	—	(3)
26,554 shares of common stock issued in conjunction with stock option exercises	371	—	—	—	—	371
10,410 shares of common stock issued under stock plans and related tax benefits	(723)	2,358	—	612	—	2,247

Balance at March 31, 2006	$427,657	$48,790	$231,285	$—	$(21,196)	$686,536

Disclosure of reclassification amount Unrealized holding loss on investment securities during period, net of taxes of $(3,498)	$—	$—	$—	$—	$(5,257)	$(5,257)
Less reclassification adjustment for gains included in net income, net of taxes	—	—	—	—	—	—
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(5,257)	$(5,257)
Three months ended March 31, 2005 Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net income	—	—	17,205	—	—	17,205
Net change in unrealized gain (loss) on investment securities, net of taxes of $(4,229)	—	—	—	—	(5,975)	(5,975)

Comprehensive income						11,230

Cash dividends ($0.16 per share)	—	—	(4,523)	—	—	(4,523)
2,012,500 shares issued in conjunction with common stock offering	64,592	—	—	—	—	64,592
173,934 shares of common stock issued in conjunction with stock option exercises	1,773	—	—	—	—	1,773
641 shares of common stock purchased by directors’ deferred compensation plan	(24)	—	—	—	—	(24)
2,893 shares of common stock repurchased	(37)	—	(69)	—	—	(106)
4,355 shares of deferred stock awards granted	155	—	—	(155)	—	—
Amortization of vested stock awards	—	—	—	12	—	12

Balance at March 31, 2005	$427,009	$45,848	$180,414	$(317)	$(12,138)	$640,816

Disclosure of reclassification amount: Unrealized holding loss on investment securities during period, net of taxes of $(3,797)	$—	$—	$—	$—	$(5,325)	$(5,325)
Less reclassification adjustment for gains included in net income, net of taxes of $432	—	—	—	—	650	650
Net Change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(5,975)	$(5,975)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2006	2005

Cash flows from operating activities
Net income	$19,339	$17,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	525	917
Provision for depreciation and amortization	1,572	1,707
Amortization of intangible assets	1,620
Net amortization of deferred stock awards	—	(143)
Net amortization of investment securities	787	780
Share-based compensation	860	12
Net gain on investment securities	—	(1,509)
Net gain on sale of loans	(2,589)	(502)
Proceeds from sales of loans held for sale	53,824	25,861
Originations of loans held for sale	(25,059)	(39,896)
Tax benefits from share-based compensation	(608)	—
Deferred income tax expense	179	1,712
Equity in earnings of unconsolidated subsidiaries	(184)	(101)
Net increase in other assets	(27,816)	(5,086)
Net decrease in other liabilities	(6,010)	(3,997)

Net cash provided by (used in) operating activities	16,440	(3,040)

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	1,098	2,396
Proceeds from sales of investment securities available for sale	—	100,549
Proceeds from maturities of and calls on investment securities available for sale	92,866	420,092
Purchases of investment securities available for sale	(89,962)	(551,065)
Net loan originations	(68,133)	(135,955)
Purchases of premises and equipment	(1,864)	(1,706)
Distributions from unconsolidated subsidiaries	767	533
Contributions to unconsolidated subsidiaries	—	(547)

Net cash used in investing activities	(65,228)	(165,703)

Cash flows from financing activities:
Net increase in deposits	36,956	55,233
Proceeds from issuance of long-term debt	50,000	—
Repayments of long-term debt	(45,694)	(961)
Net increase (decrease) in short-term borrowings	(30,609)	8,710
Cash dividends paid	(6,395)	(4,592)
Tax benefits from share-based compensation	608	—
Proceeds from common stock offering	—	64,592
Proceeds from stock option exercises	371	1,891

Net cash provided by financing activities	5,237	124,873

Net increase (decrease) in cash & cash equivalents	(43,551)	(43,870)

Cash and cash equivalents:
At beginning of period	164,740	163,447

At end of period	$121,189	$119,577

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,804	$16,446
Cash paid during the period for income taxes	$8,655	$3,284

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred
compensation plan	$3	$24
Deferred stock awards granted	$2,247	$155

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2006 and 2005

1.                                       Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Central Pacific Financial Corp. (“CPF” or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company acquired CB Bancshares, Inc. (“CBBI”) on September 15, 2004 and Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. (“CPHL”) on August 17, 2005. The results of operations of CBBI and CPHL are included in the consolidated financial statements from their respective acquisition dates.

The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2006 may not be indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired beginning January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose to either amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and specifies additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company plans to adopt SFAS 156 on January 1, 2007, and does not expect such adoption to have a material impact on its consolidated financial statements.

2.                                       Share-Based Compensation

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including share-based payments to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Pursuant to a Securities and Exchange Commission rule adopted in April 2005, SFAS 123R is effective at the beginning of an entity’s first fiscal year that begins after June 15, 2005. The Company adopted SFAS 123R as of January 1, 2006 utilizing the “modified prospective” transition method which resulted in the recognition of $0.5 million in stock option compensation expense in the three months ended March 31, 2006.

Prior to January 1, 2006, as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” the Company accounted for its share-based payment plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, whereby compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The following table presents pro forma disclosures required by SFAS 123 for the three months ended March 31, 2005 of the impact that the stock option grants would have had on net income and earnings per share had the grants been initially measured using the fair value of method of accounting.

(Dollars in thousands, except per share amounts)	Three months ended March 31, 2005

Net income, as reported	$17,205
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(190)

Pro forma net income	$17,022

Earnings per share:
Basic - as reported	$0.60
Basic - pro forma	$0.59

Diluted - as reported	$0.59
Diluted - pro forma	$0.58

The Company has share-based payment plans for employees and directors as described below. For the three months ended March 31, 2006 and 2005, share-based compensation expense was $0.9 million and $12,000, respectively. The related income tax benefit was $0.3 million and $5,000 for the three months ended March 31, 2006 and 2005, respectively.

In accordance with SFAS 123R, the Company is required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered. Historically, and as permitted under SFAS 123R, the Company chose to record reductions in compensation expense in the periods the awards were forfeited. The cumulative effect of the change to an estimated number of awards for which the requisite service and performance is expected to be rendered generated a $0.2 million credit to salary expense in the Consolidated Statements of Income.

To satisfy share issuances pursuant to the share-based compensation programs, the Company issues new shares from the 2004 Plan.

Stock Option Plans

The Company has adopted stock option plans for the purpose of granting options to purchase the Company’s common stock to directors, officers and other key individuals. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on 3 or 5 years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below).

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

In February 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”) basically as a continuance of the previous plan for a 10-year term. In April 1997, the Company’s shareholders approved the 1997 Plan, which provided 2,000,000 shares of the Company’s common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination activity within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no grants of stock options for the three months ended March 31, 2006 or 2005. The table below presents the assumptions used in computing the fair value for stock options that were unvested as of January 1, 2006.

Date of Grant	Expected Volatility	Expected Dividend Yield	Expected Life	Risk-Free Interest Rate
			(in years)
March 12, 2002	40%	2.38%	7.5	5.02%
January 1, 2003	40	2.30	7.5	3.31
September 15, 2004	35	2.55	4.0	3.07
November 14, 2005	37	2.15	6.5	4.57

The weighted-average grant-date fair value of options granted during the years 2002, 2003, 2004 and 2005 was $6.66, $10.28, $6.97 and $13.11, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.6 million and $4.6 million, respectively.

As of March 31, 2006, there was $5.0 million of total unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $0.6 million for each of the periods. The table below presents activity of stock option plans for the three months ended March 31, 2006.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)
Outstanding at January 1, 2006	1,289,645	$23.50
Changes during the year:
Granted	—	—
Exercised	(26,554)	13.97
Expired	(227)	27.82
Forfeited	(20,154)	34.90
Outstanding at March 31, 2006	1,242,710	23.52	6.6	$16,409

Exercisable at March 31, 2006	698,826	16.99	5.1	13,789

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $0.4 million and $1.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.6 million and zero respectively, for the three months ended March 31, 2006 and 2005.

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of March 31, 2006, there was $0.8 million of total unrecognized compensation cost related to restricted stock awards. that is expected to be recognized over a weighted-average period of 3.0 years. The table below presents activity of restricted stock awards for the three months ended March 31, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	21,955	$32.93
Changes during the year: Granted	3,000	35.10
Nonvested at March 31, 2006	24,955	33.19

Performance Shares and Stock Appreciation Rights

In 2005, the Company established a Long Term Incentive Plan (“LTIP”) that covers certain executive and senior management personnel. The LTIP is comprised of three components: performance shares, stock appreciation rights, and cash awards.

Performance shares are granted under the 2004 Plan and vest based on achieving both performance and service conditions. Performance conditions require achievement of stated goals including earnings per share, credit quality and efficiency ratio targets. The service condition requires employees to be employed continuously with the Company through March 15, 2008. The fair value of the grant to be recognized over this service period is determined based on the market value of the stock on the grant date, multiplied by the probability of the granted shares being earned. This requires the Company to assess the expectation over the performance period of the performance targets being achieved as well as to estimate expected pre-vested cancellations. To the extent that the actual achievement falls short of the originally determined expectation (probability), then there is no adjustment to reduce the remaining compensation cost to be recognized. If, on the other hand, the actual achievement exceeds the expected achievement, then compensation cost is adjusted for the reporting period and over the remaining service period to reflect the increased expected compensation cost.

As of March 31, 2006, there was $1.6 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 2.0 years. The table below presents activity of performance shares for the three months ended March 31, 2006.

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
			(in thousands)
Nonvested at January 1, 2006	94,698	$34.43	$3,261
Changes during the year:
Granted	3,815	35.10	134
Forfeited	(14,605)	33.25	(486)
Nonvested at March 31, 2006	83,908	34.67	$2,909

Stock appreciation rights (“SARs”) are granted under the 2004 Plan. These SARs require the employee to achieve the same performance conditions as the performance shares described above as well as to satisfy service conditions that approximate 3 years from the date of grant. Upon exercise of the SAR, for each SAR exercised, the grantee shall be entitled to receive value equal to the difference between the market value of a share on the date of exercise minus the market value of a share on the date of grant. The Company shall pay the value owing to the grantee upon exercise in whole shares. No cash will be awarded upon exercise, and no fractional shares will be issued or delivered.

As the SARs plan is a stock-settled SAR, this plan is an equity-classified award under SFAS 123R. As such, the financial and income tax accounting for this type of award is identical to that of a nonqualified stock option plan. Therefore, the grant date fair value is determined at grant date using the same method as would be used for determining the fair value of a grant of a nonqualified stock option, which has historically been the Black-Scholes formula. Similar to the performance shares addressed above, the amount of compensation cost to be recognized is the fair value of the SAR grant adjusted based on expectations of achieving the performance requirements and also the expected pre-vested cancellations. Compensation costs arising from the SARs will be recognized ratably over the service period.

As of March 31, 2006, there was $0.5 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 2.6 years. The table below presents activity of SARs for the three months ended March 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2006	34,685	$11.09
Changes during the year:
Granted	28,448	10.76
Forfeited	(10,071)	11.34
Outstanding at March 31, 2006	53,062	10.86	9.50	$98

Exercisable at March 31, 2006	—	—	—	—

3.                                       Merger with CB Bancshares, Inc.

The Company completed its merger with CBBI (the “Merger”) on September 15, 2004 (the “Effective Date”). At the Effective Date, CBBI had consolidated assets of $1.8 billion (including loans of $1.4 billion and investment securities of $324.8 million) and consolidated total liabilities of $1.7 billion (including total deposits of $1.4 billion and borrowings of $239.6 million).

Exit and Restructuring Costs

At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of tax, were included in the cost of the Merger, resulting in an increase in goodwill. Certain adjustments to the estimates have been recorded as adjustments to the cost of the Merger.

The Company closed nine CBBI branch offices in February 2005 and vacated the former CBBI headquarters, consolidated certain operational functions with the Company’s operations, and eliminated approximately 70 positions from the combined organization. These exit plans were finalized and completed in the third quarter of 2005.

The following table sets forth information related to the exit costs accrued:

(Dollars in thousands)	Balance as of December 31, 2005	Adjustments to estimates	Payments	Balance as of March 31, 2006

Severance	$63	$—	$46	$17
Lease termination fees	9,310	—	975	8,335
Asset write-offs	983	—	—	983
Contract termination fees	388	—	9	379
Total assets	$10,744	$—	$1,030	$9,714

4.                                       Goodwill and Other Intangible Assets

At March 31, 2006, goodwill recorded in conjunction with the acquisitions of CBBI and CPHL totaled $295.4 million, of which $151.3 million was allocated to the Hawaii Market reporting segment and $144.1 million was allocated to the Commercial Real Estate reporting segment.

Other intangible assets included a core deposit premium of $34.8 million and $40.8 million and mortgage servicing rights of $11.9 million and $3.7 million at March 31, 2006 and 2005, respectively. The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of March 31, 2006 and 2005 are presented below:

	March 31, 2006		March 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Value	Amortization	Value	Amortization
Core deposit premium	$44,642	$9,821	$44,642	$3,881
Mortgage servicing rights	17,795	5,877	7,202	3,551

The following table presents changes in goodwill and other intangible assets for the periods presented:

	Three months ended March 31, 2006			Three months ended March 31, 2005
			Mortgage			Mortgage
		Core Deposit	Servicing		Core Deposit	Servicing
(Dollars in thousands)	Goodwill	Premium	Rights	Goodwill	Premium	Rights
Balance, beginning of period	$303,358	$35,795	$11,820	$284,712	$49,188	$3,849
Additions (deductions)	(7,955)	—	743	5,136	(7,127)	122
Amortization	—	(974)	(645)	—	(1,300)	(320)
Balance, end of period	$295,403	$34,821	$11,918	$289,848	$40,761	$3,651

Goodwill at March 31, 2006 reflected a decrease of $8.0 million from the balance reported as of December 31, 2005 due to adjustments related to CBBI income tax contingencies.

Amortization expense of core deposit premium totaled $1.0 and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

Amortization expense of mortgage servicing rights totaled $0.6 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

5.                                       Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, is presented below:

	March 31,
(Dollars in thousands)	2006	2005

Unrealized holding losses on available-for-sale investment securities	$(14,756)	$(6,074)
Pension liability adjustments	(6,440)	(6,064)
Balance at end of period	$(21,196)	$(12,138)

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

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability. In 2005, intersegment net interest income (expense) was allocated to each segment based upon a funds transfer pricing process that assigns costs of funds to assets and earnings credits to liabilities based on market interest rates that reflect interest rate sensitivity and maturity characteristics. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial
(Dollars in thousands)	Real Estate	Hawaii Market	Treasury	All Others	Total

Three months ended March 31, 2006:
Net interest income	$35,013	$17,627	$(448)	$—	$52,192
Intersegment net interest income (expense)	(19,851)	15,784	(1,488)	5,555	—
Provision for loan losses	89	436	—	—	525
Other operating income	315	10,528	1,905	(584)	12,164
Other operating expense	2,148	15,545	509	15,577	33,779
Administrative and overhead expense allocation	2,344	12,105	171	(14,620)	—
Income taxes	5,040	5,143	728	(198)	10,713

Net income	$5,856	$10,710	$(1,439)	$4,212	$19,339

Three months ended March 31, 2005:
Net interest income	$27,685	$16,536	$2,099	$—	$46,320
Intersegment net interest income (expense)	(12,940)	14,216	(4,223)	2,947	—
Provision for loan losses	126	791	—	—	917
Other operating income	377	7,237	2,472	(835)	9,251
Other operating expense	1,607	15,847	706	12,749	30,909
Administrative and overhead expense allocation	1,614	9,892	284	(11,790)	—
Income taxes	3,590	3,439	394	(883)	6,540

Net income	$8,185	$8,020	$(1,036)	$2,036	$17,205

At March 31, 2006:
Investment securities	$—	$—	$911,740	$—	$911,740
Loans (including loans held for sale)	1,863,626	1,791,214	—	—	3,654,840
Other	150,936	250,390	251,638	29,613	682,577

Total assets	$2,014,562	$2,041,604	$1,163,378	$29,613	$5,249,157

At December 31, 2005:
Investment securities	$—	$—	$925,285	$—	$925,285
Loans (including loans held for sale)	1,798,741	1,814,546	—	—	3,613,287
Other	155,006	257,260	253,922	34,379	700,567

Total assets	$1,953,747	$2,071,806	$1,179,207	$34,379	$5,239,139

7.               Pension Plans

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Interest cost	$385	$399
Expected return on plan assets	(505)	(475)
Recognized net loss (gain)	226	216

Net periodic cost	$106	$140

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits.

The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$182	$183
Interest cost	135	125
Amortization of unrecognized transition obligation	49	6
Recognized prior service cost	4	4
Recognized net gain	(12)	—

Net periodic cost	$358	$318

The Company disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $1.8 million to its Pension Plan and $0.2 million to its SERP in 2006. During the three months ended March 31, 2006, the Company made contributions of $0.5 million to its Pension Plan and $54,000 to its SERP, and presently anticipates that its total contributions for 2006 will not significantly vary from the previously reported expected contributions.

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

Allowance for Loan Losses. We maintain the allowance for loan losses, or the Allowance, at an amount we expect to be sufficient to absorb probable losses inherent in our loan portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate net loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan losses, or the Provision, is recorded to maintain the Allowance at an appropriate level. Since we cannot predict with certainty the amount of loan charge-offs that will be incurred, and because the eventual level of loan charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Goodwill and Other Intangible Assets. We recorded goodwill and other intangible assets in connection with our acquisitions of CB Bancshares, Inc. and Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. In accordance with SFAS 142, goodwill is not amortized but is to be reviewed at least annually for impairment, and when significant events occur or circumstances change which might cause an impairment of goodwill. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. We perform an annual analysis of goodwill that involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Our analysis indicated that there was no impairment of goodwill as of December 31, 2005. Since we cannot predict with certainty the future cash flows of individual reporting units, a range of possible cash flows could have reasonably been used. Had we used cash flow assumptions that were materially lower than the estimates used, the analysis might have resulted in an impairment charge to earnings.

Other intangible assets include core deposit premiums and mortgage servicing rights, which are carried at the lower of amortized cost or fair value. Core deposit premiums are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the three months ended March 31, 2006, we concluded that there were no events or changes in circumstances indicating that the carrying amount of the core deposit premium may not be recoverable. This conclusion was based on consideration of various factors including the level of market interest rates, legal factors, business climate and the performance of the deposits acquired relative to our expectations. Mortgage servicing rights are periodically assessed for impairment through an analysis that considers estimated future cash flows based on assumptions about loan prepayments, discount rates and various other factors. The assessment performed as of March 31, 2006 indicated no impairment of the value of mortgage servicing rights. Had we used assumptions that were materially different than those used in the analyses of core deposit premiums and mortgage servicing rights, those analyses might have resulted in an impairment charge to earnings.

Deferred Tax Assets. We account for income taxes in accordance with SFAS 109. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated, or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

Defined Benefit Retirement Plan. Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 to the Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2005, we used a weighted-average discount rate of 5.69% and an expected long-term rate of return on plan assets of 8.00%, which affected the amount of pension liability recorded as of year-end 2005 and the amount of pension expense to be recorded in 2006. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded. A 0.25% change in the discount rate assumption would impact 2006 pension expense by $41,000 and year-end 2005 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2006 pension expense by $64,000.

Financial Summary

Net income for the first quarter of 2006 totaled $19.3 million, or $0.63 per diluted share, compared to $17.2 million or $0.59 per diluted share reported in the first quarter of 2005. Net income for the first quarter of 2006 included an after-tax charge of $1.3 million, or $0.04 per diluted share, in retirement expenses for a former senior executive.

The following table presents annualized returns on average assets, average shareholders’ equity and average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
	2006	2005

Return on average assets	1.49%	1.46%

Return on average shareholders’ equity	11.26%	11.50%

Net income to average tangible equity	22.22%	25.91%

Basic earnings per share	$0.64	$0.60

Diluted earnings per share	$0.63	$0.59

Material Trends

Hawaii’s economy is expected to enjoy continued growth in 2006; however, the growth will be at a more measured pace than the past two years. The moderation in expected growth is primarily the result of capacity constraints as evidenced by the state’s low unemployment rate and high hotel occupancy rate.

Hawaii visitor arrivals in 2006 are expected to increase 3.2% over the record total of 7.4 million visitors set in 2005.(1) Total visitor arrivals for the first three months of 2006 fell by 0.5% from the same period last year; however, the year-over-year comparison was impacted by the late Easter holiday in 2006. (2)

Hawaii personal income is expected to increase 6.8% in 2006, following its 7.8% increase in 2005. (3) The state’s unemployment rate, which has remained consistently below the national unemployment rate, was 2.6% in March 2006, compared to 2.9% in March 2005. (4)

(1)   Hawaii State Department of Business, Economic Development & Tourism.

(2)   Ibid.

(3)   Ibid.

(4)   Hawaii State Department of Labor and Industrial Relations.

The Hawaii housing market continues to expand; however, unit sale growth rates have moderated and the listed inventory has increased over the past six months. In March 2006, the number of single-family home resales on Oahu increased by 4.0% while the median sales price increased by 18.2% from a year ago. (5)

California’s economy has fully rebounded from the 2001 technology-related downturn. California is expected to enjoy continued moderate growth in 2006, but at a slower pace than in 2005.

California personal income is expected to increase 6.1% in 2006, following its 6.0% increase in 2005. (6) California’s unemployment rate has improved to 4.8% in March 2006 from 5.5% in March 2005. (7)

In March 2006, the number of single-family home resales in California decreased 15.1% while the median sales price increased 13.0% from a year ago. (8)

The Washington economy has also recovered from the 2001 technology-related downturn and is expected to post solid gains in 2006.

Washington personal income is expected to increase 7.2% in 2006, following its 3.2% increase in 2005. (9) Washington’s unemployment rate has improved to 4.6% in March 2006 from 5.5% in March 2005. (10)

During the fourth quarter of 2005, the number of Washington home resales increased 2.9% while the median sales price increased 19.0% from a year ago. (11)

Our results of operations for the remainder of 2006 may be directly impacted by the ability of the economies in Hawaii, California, Washington and other markets we serve to achieve their expected growth. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the economic environment in Hawaii, California, Washington or other markets we serve were to suffer an adverse change, such as a material decline in the real estate market or a material external shock, our results of operations may be negatively impacted.

(5)   Honolulu Board of Realtors.

(6)   Los Angeles County Economic Development Corp.

(7)   Bureau of Labor Statistics.

(8)   California Association of Realtors.

(9)   Washington State Economic and Revenue Forecast Council.

(10) Bureau of Labor Statistics.

(11) Washington Center for Real Estate Research

Results of Operations

Net Interest Income

A comparison of net interest income for the three months ended March 31, 2006 and 2005 is set forth below.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.”

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Average Balances, Interest Income & Expense, Yields and Rates (Taxable Equivalent)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(in thousands)	Average Balance	Average Yield/Rate	Interest	Average Balance	Average Yield/Rate	Interest
Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$16,946	4.08%	$173	$27,107	2.17%	$147
Federal funds sold & securities purchased under agreements to resell	4,726	4.40%	52	10,347	2.24%	58
Investment securities (1) (2)	941,135	4.55%	10,694	839,067	4.33%	9,089
Loans, net of unearned income (3)	3,586,978	7.20%	64,553	3,162,041	6.43%	50,834
Federal Home Loan Bank stock	48,797	—	—	48,602	1.62%	197
Total interest earning assets	4,598,582	6.56%	75,472	4,087,164	5.90%	60,325
Nonearning assets	587,231			610,671
Total assets	$5,185,813			$4,697,835

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$430,858	0.14%	$149	$429,040	0.23%	$249
Savings and money market deposits	1,075,120	1.00%	2,680	1,129,466	0.50%	1,409
Time deposits under $100,000	592,109	2.44%	3,613	544,186	1.87%	2,538
Time deposits $100,000 and over	839,272	3.51%	7,363	609,356	2.18%	3,321
Short-term borrowings	21,599	4.28%	231	85,861	2.46%	527
Long-term debt	780,727	4.37%	8,534	583,944	3.71%	5,420
Total interest-bearing liabilities	3,739,685	2.41%	22,570	3,381,853	1.59%	13,464
Noninterest-bearing deposits	667,391			603,701
Other liabilities	91,879			113,666
Stockholders’ equity	686,858			598,615
Total liabilities & stockholders’ equity	$5,185,813			$4,697,835

Net interest income			$52,902			$46,861

Net interest margin		4.60%			4.59%

(1)           At amortized cost.

(2)           Includes taxable equivalent basis adjustment based upon a statutory rate of 35%.

(3)           Includes nonaccrual loans.

For the first quarter of 2006, interest income on a taxable equivalent basis totaled $75.5 million, increasing by 25.1% over the same period last year.  This increase was attributed primarily to a 12.5% increase in average interest earning assets and the recognition of $0.7 million in interest income on the full payoff of two nonaccrual loans in the first quarter of 2006.  The yield on interest earning assets was 6.56% for the first quarter of 2006, compared to 5.90% for the same period last year, reflecting the increase in market interest rates .  Interest income on loans of $64.6 million in the first quarter of 2006 increased by $13.7 million or 27.0% over the same period in 2005 due to a 13.4% increase in average loan balances and the increase in average yield from 6.43% in 2005 to 7.20% in 2006.  Excluding the impact of the $0.7 million in nonaccrual interest, the average yield on loans for the first quarter of 2006 was 7.12%.

Interest expense of $22.6 million for the first quarter of 2006 increased by 67.6% over the same quarter in 2005.  This increase was due in part to a 10.6% increase in interest bearing liabilities for the first quarter of 2006 compared to the same period last year.  The average rate on interest-bearing liabilities increased to 2.41% for the first quarter of 2006, compared to 1.59% for the same period in 2005.  Interest expense on total interest-bearing deposits of $13.8 million for the first quarter of 2006 increased by $6.3 million or 83.7% over the comparable period in 2005 reflecting the impact of organic deposit growth and an increase in the average rate on interest-bearing deposits from 1.11% in 2005 to 1.88% in 2006.  Interest expense on long-term debt increased by $3.1 million or 57.5% due to borrowings incurred in the past year and the upward repricing of floating-rate debt instruments.

The resultant tax-equivalent net interest income for the three months ended March 31, 2006 of $52.9 million increased by 12.9% over the comparable period in 2005.  The net interest margin was 4.60% in the first quarter of 2006, virtually unchanged from 4.59% in the first quarter of 2005.  Excluding the impact of the $0.7 million in nonaccrual loan interest received in the first quarter of 2006, the net interest margin for the period would have been 4.54%.  The decline in the net interest margin reflects a slight increase in the proportion of long-term debt relative to total interest-bearing liabilities and the shift of customer deposits from savings and money market accounts into higher-rate time deposits.  We expect net interest margin in the range of 4.50% to 4.60% for the remainder of 2006, assuming we are able to achieve our growth targets and the current competitive pricing environment for loans and deposits does not change dramatically.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31 2005
Nonaccrual loans:
Real estate:
Mortgage-commercial	$—	$4,223	$4,776
Mortgage-residential	5,686	5,995	1,507
Commercial, financial and agricultural	420	2,333	3,632
Total nonaccrual loans	6,106	12,551	9,915

Other real estate	—	—	—
Total nonperforming assets	6,106	12,551	9,915

Loans delinquent for 90 days or more:
Real estate:
Mortgage-commercial	1,933	7,081	—
Mortgage-residential	597	297	4,839
Commercial, financial and agricultural	35	99	1,784
Consumer	418	427	387
Leases	17	2
Total loans delinquent for 90 days or more	3,000	7,906	7,010

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	698	418	425
Commercial, financial and agricultural	—	285	285
Total restructured loans still accruing interest	698	703	710

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$9,804	$21,160	$17,635

Total nonperforming assets as a percentage of loans and other real estate	0.17%	0.35%	0.30%

Total nonperforming assets and loans delinquent for 90 days or more as a precentage of loans and other real estate	0.25%	0.57%	0.52%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.27%	0.59%	0.54%

Nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest totaled $9.8 million at March 31, 2006, a decrease from the year-end 2005 balance of $21.2 million, and the year-ago balance of $17.6 million.

Nonaccrual loans totaled $6.1 million as of March 31, 2006.  Nonaccrual residential mortgage loans included one loan for $4.8 million to a borrower who filed for bankruptcy protection in 2005.  This loan is well secured, and no loss is anticipated at this time.  This loan and the remainder of the nonaccrual loans are in various stages of collection, workout or foreclosure.  The improvement in nonperforming asset levels during the first quarter of 2006 reflects the full payoff of $5.2 million in nonaccrual loans.  We believe that the potential loss exposure on total nonaccrual loans has been adequately provided for in the allowance for loan losses (the “Allowance”) as of  March 31, 2006.

There was no other real estate at March 31, 2006 and 2005.

Accruing loans delinquent 90 days or more at March 31, 2006 totaled $3.0 million, compared to $7.9 million at year-end 2005 and $7.0 million a year ago.  Included in these loans at March 31, 2006 is a commercial mortgage loan of $1.9 million is well secured by a commercial property located in Hilo on the island of Hawaii.

Restructured loans still accruing interest at March 31, 2006 represented six loans to a single borrower.  All loans were current as of March 31, 2006 based upon their revised terms, and we are closely monitoring the borrower’s financial condition.

As of March 31, 2006, there were 18 impaired loans to twelve borrowers totaling $14.5 million, compared to 13 impaired loans to six borrowers totaling $7.8 million a year ago, and 14 loans to six borrowers totaling $18.9 million at year-end 2005.  All impaired loans were comprised primarily of loans secured by commercial properties.

We continue to closely monitor loan delinquencies and impairments and to work with borrowers to resolve loan problems.  Any deterioration in the economies of Hawaii, California or Washington may impact loan quality, and may result in increases in nonperforming assets, delinquencies and restructured loans.

Provision for Loan Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Allowance for loan losses:
Balance at beginning of period	$52,936	$50,703

Provision for loan and lease losses	525	917

Loan charge-offs:
Real estate:
Mortgage-residential	—	74
Commercial, financial and agruicultural	14	177
Consumer	1,069	1,128
Leases	1	—
Total loan charge-offs	1,084	1,379

Recoveries:
Real estate:
Mortgage-commercial	3	277
Mortgage-residential	21	40
Commercial, financial and agricultural	86	649
Consumer	567	416
Leases	3	—
Total recoveries	680	1,382

Net loan charge-offs (recoveries)	404	(3)

Balance at end of period	$53,057	$51,623

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.05%	0.00%

The provision for loan losses (the “Provision”) was $0.5 million for the three months ended March 31, 2006, compared to $0.9 million for the comparable period in 2005.  The decrease in the Provision is reflective of the improvement in asset quality.

The Allowance, expressed as a percentage of total loans, was 1.47% at March 31, 2006 compared to 1.49% at year-end 2005 and 1.60% a year ago. We believe that the Allowance is adequate to cover the credit risks inherent in the loan portfolio. Any economic deterioration in the areas we serve could adversely affect the borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and Provision.

Net loan charge-offs totaled $404,000 for the three months ended March 31, 2006, compared to net loan recoveries of $3,000 for the same period last year.  The increase in net loan charge-offs reflect commercial loan and commercial mortgage recoveries received in 2005.  When expressed as an annualized percentage of average loans, net loan charge-offs (recoveries) were 0.05% and 0.00% for the three months ended March 31, 2006 and 2005, respectively.

Other Operating Income

Total other operating income of $12.2 million for the first quarter of 2006 increased by $2.9 million or 31.5% over the same period last year due to increases of $1.1 million or 44.8% in service charges on deposits and $2.1 million or 415.7% in gains on sales of loans, partially offset by a decline in investment securities gains of $1.5 million.  The increase in gains on sales of loans reflects the increased residential mortgage lending activity attributed to the acquisition of Central Pacific HomeLoans in 2005.  In addition, income from bank-owned life insurance increased by $0.3 million during the period due to the purchase of $30 million of insurance in the first quarter of 2006.  The increase in other income is attributable, in part, to losses on interest options and unrealized losses on loans held for sale recorded in the first quarter of 2005.

Other Operating Expense

Total other operating expense was $33.8 million for the first quarter of 2006, up $2.9 million or 9.3% over the same period in 2005.  Salaries and employee benefits increased by $2.9 million due to the recognition of $2.2 million in retirement expenses for a former senior executive, $0.5 million in stock option expense in connection with the implementation of SFAS 123R and $0.3 million for stock awards issued to directors in the first quarter of 2006.  In the first quarter of 2005, salaries and employee benefits included $0.9 million in merger integration expenses.  Other expense of $5.9 million increased by $1.8 million due to $0.9 million in interest accrued on various tax-related contingencies, offset by a $0.5 million partial refund of an FDIC assessment paid in 2005.  Net occupancy expense decreased by $0.5 million due to merger synergies realized, and core deposit premium amortization expense declined by $0.3 million as a result of a declining amortization methodology.  Legal and professional fees decreased by $0.8 million due to merger integration and additional audit-related fees incurred in the first quarter of 2005.

Income Taxes

The effective tax rate was 35.65% and 27.54% for the first quarter of 2006 and 2005, respectively. In the first quarter of 2005, we recognized $1.8 million in state tax credits from investments in high-technology businesses in Hawaii.  We expect the effective tax rate to approximate 35% for the remainder of 2006.  Factors that may affect the effective tax rate for the 2006 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred, the amount of tax credits available to offset future taxable income.

Financial Condition

Total assets at March 31, 2006 grew to $5.25 billion, increasing by $10.0 million or 0.2% compared to year-end 2005, and by $468.1 million or 9.8% from a year ago.

Loans, net of unearned income, grew to $3.62 billion, increasing by $67.7 million or 1.9% over year-end 2005 and by $384.7 million or 11.9% compared to a year ago.  The increase over year-end 2005 is primarily due to an increase in commercial construction loans originated in California.  Our mainland loan production offices contributed approximately $99.9 million in loan growth during the first quarter of 2006, while our Hawaii lending activity was adversely impacted by higher than expected loan prepayments and the payoff of $12.2 million in nonaccrual and delinquent loans.  Based on current loan pipeline estimates, we expect loan origination activity to remain at or near current levels for the remainder of 2006.

Total deposits at March 31, 2006 were $3.68 billion, reflecting an increase of $37.0 million or 1.0% over year-end 2005 and $296.9 million or 8.8% compared to a year ago.  Noninterest-bearing deposits decreased by $35.7 million or 4.9% in the first quarter of 2006, while interest-bearing deposits increased by $72.6 million or 2.5% compared to the fourth quarter of 2005.  Compared to a year ago, noninterest-bearing deposits increased by $43.0 million or 6.6%, and interest-bearing deposits increased by $254.0 million or 9.3%.  The fluctuation in noninterest-bearing deposits is attributable in part to seasonal fluctuations, particularly in commercial demand deposit accounts.  We focus our sales efforts and marketing resources on our premier product, the Exceptional Checking and Savings accounts, supplemented by Free Checking and periodic certificate of deposit specials, to generate deposit growth in the Hawaii market.

Capital Resources

Shareholders’ equity was $686.5 million at March 31, 2006, compared to $676.2 million at year-end 2005 and $640.8 million a year ago.  Book value per share at March 31, 2006 was $22.53, compared to $22.22 at year-end 2005 and $21.11 a year ago.  The increase in shareholders’ equity and book value per share reflect, to a large extent, the retention of earnings in excess of dividends paid.

On January 25, 2006, the board of directors declared a first quarter cash dividend of $0.21 per share, an increase of 31.3% and 10.5%, respectively, over the $0.16 per share dividend declared in the first quarter of 2005 and the $0.19 per share declared in the fourth quarter of 2005.

In April 2006, the board of directors approved a new stock repurchase program, authorizing the repurchase of up to 600,000 shares of the Company’s common stock on the open market or in privately negotiated transactions from time to time prior to April 30, 2007.  The repurchase plan represents approximately 2% of the Company’s currently outstanding common stock.  The new repurchase plan replaces the 2002 stock repurchase program.   There were no repurchases of common stock in the first quarter of 2006.

We have five statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities.  The statutory trusts are not consolidated in the consolidated financial statements as of March 31, 2006. However, the Federal Reserve has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the capital and statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

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

The following table sets forth the capital ratios and capital adequacy requirements applicable as of the dates indicated.

			Minimum required for capital
	Actual		adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2006:
Leverage capital	$502,290	10.36%	$194,006	4.00%	$308,284	6.36%
Tier 1 risk-based capital	502,290	10.99	185,785	4.00	316,505	6.99
Total risk-based capital	559,166	12.24	365,570	8.00	193,596	4.24

At December 31, 2005:
Leverage capital	$463,528	9.73%	$190,486	4.00%	$273,042	5.73%
Tier 1 risk-based capital	463,528	10.36	178,984	4.00	284,544	6.36
Total risk-based capital	519,471	11.61	357,969	8.00	161,502	3.61

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

			Minimum required to be
	Actual		well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2006:
Leverage capital	$477,564	9.79%	$243,923	5.00%	$233,641	4.79%
Tier 1 risk-based capital	477,564	10.47	273,683	6.00	203,881	4.47
Total risk-based capital	534,440	11.72	456,139	10.00	78,301	1.72

At December 31, 2005:
Leverage capital	$423,544	8.98%	$235,886	5.00%	$187,658	3.98%
Tier 1 risk-based capital	423,544	9.48	268,012	6.00	155,532	3.48
Total risk-based capital	479,391	10.73	446,687	10.00	32,704	0.73

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise.  We monitor our liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources.

During the first quarter of 2006, loan originations exceeded deposit growth and were funded by proceeds from maturities of investment securities and sales of loans held for sale.

We anticipate that loan demand will approximate deposit growth in the remaining quarters of 2006.  Should loan growth exceed deposit growth, as it did in the first quarter of the year, liquidity needs should be satisfied by secondary funding sources, primarily the Federal Home Loan Bank of Seattle (“FHLB”). Central Pacific Bank is a member of, and maintained a $1.2 billion line of credit with, the FHLB as of March 31, 2006, of which $668.4 million was outstanding.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices.  Our primary market risk exposure is interest rate risk that occurs when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts.  Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives.  The Asset/Liability Committee (“ALCO”) monitors interest rate risk through the use of interest rate sensitivity gap, net interest income and market value of portfolio equity simulation and rate shock analyses.  Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change.  Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk.  The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2006 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.  OTHER INFORMATION

Item 1.  Legal  Proceedings

We are involved from time to time in various claims, disputes and other legal actions in the ordinary course of business.  We do not believe that the resolution of such additional matters will have an adverse material effect upon our financial position or results of operations when resolved.

Item 1A.  Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the SEC.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

None.

Item 3.  Defaults Upong Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Restated Bylaws of the Registrant (2)

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5)(15)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)

10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)

Exhibit No.	Document
10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)

10.15	Form of Restricted Stock Award Agreement (8)(15)

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)

10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)

14.1	The Registrant’s Code of Conduct and Ethics (17)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)

23	Consent of KPMG LLP (19)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

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

(16)                            Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(17)         Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(18)         Filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(19)         Filed as Exhibit 23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	May 9, 2006	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer and President

Date:	May 9, 2006	/s/ Dean K. Hirata
Dean K. Hirata
Vice Chairman and Chief Financial Officer

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