Form 10-Q
period 2006-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2006-08-08
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, the number of shares of common stock outstanding of the registrant was 30,487,077 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

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

Item 1.             Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Assets
Cash and due from banks	$101,569	$154,927	$118,082
Interest-bearing deposits in other banks	1,177	9,813	1,312
Investment securities:
Held to maturity, at amortized cost (fair value of $66,903 at June 30, 2006, $70,651 at December 31, 2005, and $78,652 at June 30, 2005)	68,641	71,843	78,983
Available for sale, at fair value	825,682	853,442	969,800
Total investment securities	894,323	925,285	1,048,783

Loans held for sale	24,763	60,538	22,400

Loans	3,689,287	3,552,749	3,205,124
Less allowance for loan losses	52,914	52,936	51,657
Net loans	3,636,373	3,499,813	3,153,467

Premises and equipment	76,368	72,568	77,525
Accrued interest receivable	23,474	22,006	19,813
Investment in unconsolidated subsidiaries	11,362	12,417	12,369
Due from customers on acceptances	383	530	228
Goodwill	297,251	303,358	288,090
Core deposit premium	33,846	35,795	39,105
Mortgage servicing rights	11,873	11,820	3,470
Bank-owned life insurance	100,021	68,325	67,249
Federal Home Loan Bank stock	48,797	48,797	48,797
Other assets	29,232	13,147	18,091

Total assets	$5,290,812	$5,239,139	$4,918,781

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$673,784	$730,952	$663,133
Interest-bearing demand	410,296	442,879	429,553
Savings and money market	1,169,874	1,091,057	1,146,256
Time	1,410,206	1,377,356	1,267,210
Total deposits	3,664,160	3,642,244	3,506,152

Short-term borrowings	104,897	82,734	7,169
Long-term debt	742,907	749,258	675,524
Bank acceptances outstanding	383	530	228
Minority interest	13,143	13,157	12,781
Other liabilities	66,504	74,982	59,461
Total liabilities	4,591,994	4,562,905	4,261,315

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,480,230 shares at June 30,, 2006, 30,436,862 shares at December 31, 2005, and 30,409,823 shares at June 30,, 2005	427,747	428,012	427,415
Surplus	49,723	46,432	45,848
Retained earnings	245,322	218,341	192,547
Deferred stock awards	—	(612)	(299)
Accumulated other comprehensive loss	(23,974)	(15,939)	(8,045)
Total shareholders’ equity	698,818	676,234	657,466

Total liabilities and shareholders’ equity	$5,290,812	$5,239,139	$4,918,781

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$67,606	$54,138	$132,159	$104,972
Interest and dividends on investment securities:
Taxable interest	8,947	7,948	17,510	15,397
Tax-exempt interest	1,277	1,630	2,595	2,635
Dividends	8	116	111	135
Interest on deposits in other banks	54	58	227	205
Interest on Federal funds sold and securities purchased under agreements to resell	2	21	54	79
Dividends on Federal Home Loan Bank stock	—	—	—	272

Total interest income	77,894	63,911	152,656	123,695

Interest expense:
Interest on deposits	16,464	9,005	30,269	16,522
Interest on short-term borrowings	583	313	814	840
Interest on long-term debt	8,680	6,083	17,214	11,503

Total interest expense	25,727	15,401	48,297	28,865

Net interest income	52,167	48,510	104,359	94,830
Provision for loan losses	525	1,000	1,050	1,917
Net interest income after provision for loan losses	51,642	47,510	103,309	92,913

Other operating income:
Income from fiduciary activities	740	581	1,417	1,114
Service charges on deposit accounts	3,457	2,456	6,993	4,898
Other service charges and fees	3,153	3,028	6,204	5,804
Equity in earnings of unconsolidated subsidiaries	147	187	331	290
Fees on foreign exchange	212	188	394	406
Gains on sales of loans	1,451	991	4,040	1,422
Investment securities gains (losses)	(19)	(63)	(19)	1,446
Income from bank-owned life insurance	785	515	1,709	1,148
Other	1,034	921	2,055	1,527

Total other operating income	10,960	8,804	23,124	18,055

Other operating expense:
Salaries and employee benefits	17,615	14,243	36,677	30,452
Net occupancy	2,301	2,289	4,575	5,044
Equipment	1,280	1,328	2,453	2,525
Amortization of core deposit premium	974	1,655	1,948	2,955
Communication expense	1,208	1,069	2,376	2,153
Legal and professional services	2,323	1,724	4,189	4,360
Computer software expense	647	840	1,240	1,668
Advertising expense	528	493	1,274	1,258
Other	4,582	5,073	10,505	9,208

Total other operating expense	31,458	28,714	65,237	59,623

Income before income taxes	31,144	27,600	61,196	51,345
Income taxes	10,706	9,698	21,419	16,238

Net income	$20,438	$17,902	$39,777	$35,107

Per share data:
Basic earnings per share	$0.67	$0.59	$1.31	$1.19
Diluted earnings per share	0.66	0.58	1.29	1.17
Cash dividends declared	0.21	0.19	0.42	0.35

Basic weighted average shares outstanding	30,466	30,364	30,453	29,501
Diluted weighted average shares outstanding	30,783	30,843	30,768	30,025

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Stock	Surplus	Earnings	Awards	Loss	Total

Six months ended June 30, 2006
Balance at December 31, 2005	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234
Net income	—	—	39,777	—	—	39,777
Net change in unrealized loss on investment securities, net of taxes of $5,410	—	—	—	—	(8,035)	(8,035)

Comprehensive income						31,742

Cash dividends ($0.42 per share)	—	—	(12,796)	—	—	(12,796)
538 shares of common stock purchased by directors’ deferred compensation plan	(20)	—	—	—	—	(20)
32,958 shares of common stock issued in conjunction with stock option exercises	478	—	—	—	—	478
Share-based compensation expense	—	1,702	—	—	—	1,702
Tax benefit related to stock option exercises	—	664	—	—	—	664
Reclassification of share-based plans	(723)	925	—	612	—	814

Balance at June 30, 2006	$427,747	$49,723	$245,322	$—	$(23,974)	$698,818

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $5,399	$—	$—	$—	$—	$(8,019)	$(8,019)
Less reclassification adjustment for losses included in net income, net of taxes of $11	—	—	—	—	16	16
Net change in unrealized loss on investment securities	$—	$—	$—	$—	$(8,035)	$(8,035)

Six months ended June 30, 2005
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net income	—	—	35,107	—	—	35,107
Net change in unrealized loss on investment securities, net of taxes of $1,508	—	—	—	—	(1,882)	(1,882)

Comprehensive income						33,225

Cash dividends ($0.35 per share)	—	—	(10,292)	—	—	(10,292)
2,012,500 shares issued in conjunction with common stock offering	64,210	—	—	—	—	64,210
236,466 shares of common stock issued in conjunction with stock option exercises	2,580	—	—	—	—	2,580
1,181 shares of common stock purchased by directors’ deferred compensation plan	(43)	—	—	—	—	(43)
2,893 shares of common stock repurchased	(37)	—	(69)	—	—	(106)
4,355 shares of deferred stock awards granted	155	—	—	(155)	—	—
Amortization of deferred stock awards	—	—	—	30	—	30

Balance at June 30, 2005	$427,415	$45,848	$192,547	$(299)	$(8,045)	$657,466

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $1,197	$—	$—	$—	$—	$(1,414)	$(1,414)
Less reclassification adjustment for losses included in net income, net of taxes of $312	—	—	—	—	468	468
Net change in unrealized loss on investment securities	$—	$—	$—	$—	$(1,882)	$(1,882)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$39,777	$35,107
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,050	1,917
Provision for depreciation and amortization	3,410	3,589
Amortization of intangible assets	3,098	3,529
Net amortization of deferred stock awards	-	31
Net amortization of investment securities	1,461	1,771
Share-based compensation	1,702	-
Net loss (gain) on investment securities	19	(1,446)
Net gain on sale of loans	(4,040)	(1,422)
Proceeds from sales of loans held for sale	308,339	111,296
Originations of loans held for sale	(268,524)	(114,538)
Tax benefits from share-based compensation	(664)	-
Deferred income tax expense	39	4,641
Equity in earnings of unconsolidated subsidiaries	(334)	(289)
Net change in other assets and other liabilities	(46,846)	(19,899)

Net cash provided by operating activities	38,487	24,287

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	3,045	21,826
Proceeds from sales of investment securities available for sale	57	102,638
Proceeds from maturities of and calls on investment securities available for sale	221,169	390,935
Purchases of investment securities available for sale	(208,234)	(717,077)
Net loan originations	(136,846)	(104,655)
Purchases of premises and equipment	(7,211)	(4,015)
Distributions from unconsolidated subsidiaries	767	526
Contributions to unconsolidated subsidiaries	—	(1,579)

Net cash used in investing activities	(127,253)	(311,401)

Cash flows from financing activities:
Net increase in deposits	21,916	179,126
Proceeds from long-term debt	50,000	100,000
Repayments of long-term debt	(55,653)	(10,725)
Net increase (decrease) in short-term borrowings	22,163	(81,731)
Cash dividends paid	(12,796)	(10,292)
Tax benefits from share-based compensation	664	—
Proceeds from common stock offering	—	64,210
Proceeds from stock option exercises	478	2,579
Repurchases of common stock	—	(106)

Net cash provided by financing activities	26,772	243,061

Net decrease in cash and cash equivalents	(61,994)	(44,053)

Cash and cash equivalents:
At beginning of period	164,740	163,447
At end of period	$102,746	$119,394

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,420	$26,713
Income taxes	23,900	13,182
Cash received during the period for:
Income taxes	3,255	1,003

Supplemental disclosure of noncash investing and
financing activities:
Net change in common stock held by directors’ deferred compensation plan	$20	$43

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006 and 2005

1.               Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Central Pacific Financial Corp. (“CPF” or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company acquired Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. (“CPHL”) on August 17, 2005, and the results of operations of CPHL are included in the consolidated financial statements from that  date.

The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2006 may not be indicative of the results to be expected for the full year.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

2.               Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based on their respective grant date fair values. The Company elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation expense recognized by the Company beginning in 2006 includes (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as adjusted for estimated forfeitures and (b) compensation expense for all share-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards, which is generally the vesting period.

Prior to January 1, 2006, as permitted by SFAS 123, the Company accounted for its share-based payment plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, whereby compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Costs of restricted stock awards granted, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and awards granted under the Company’s equity incentive plans:

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2006	June 30, 2006

Salaries and employee benefits	$830	$1,702
Income tax benefit	(333)	(682)
Net share-based compensation effect	$497	$1,020

In accordance with SFAS 123R, the Company is required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered. Historically, and as permitted under SFAS 123R, the Company chose to record reductions in compensation expense in the periods the awards were forfeited. The cumulative effect of the change to an estimated number of awards for which the requisite service and performance is expected to be rendered resulted in a reduction of salary expense of $0.2 million in the Consolidated Statements of Income.

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

In February 1997, the Company adopted the 1997 Stock Option Plan (“1997 Plan”) basically as a continuance of the 1986 Stock Option Plan. In April 1997, the Company’s shareholders approved the 1997 Plan, which provided 2,000,000 shares of the Company’s common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options.

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

The fair value of each option award is estimated on the date of grant based on the following:

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. The Company uses historical data to estimate option exercise and employee termination activity within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected life—The expected life of options represents the period of time that options granted are expected to be outstanding.

Expected volatility—Expected volatilities are based on the historical volatility of the Company’s common stock.

Risk-free interest rate—The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected dividend—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

There were no grants of stock options for the three and six months ended June 30, 2006 and 2005.

As of June 30, 2006, the total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $4.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. There were no shares that vested during the three months ended June 30, 2006 and 2005. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $0.6 million for each of the periods.

The following is a summary of option activity for the Company’s stock option plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)
Outstanding at January 1, 2006	1,289,645	$23.50
Changes during the year:
Granted	—	—
Exercised	(32,958)	14.51
Expired	(560)	27.82
Forfeited	(27,048)	35.10
Outstanding at June 30, 2006	1,229,079	23.48	6.4	$16,603

Vested and expected to vest at June 30, 2006	1,200,416	23.24	6.6	16,511

Exercisable at June 30, 2006	692,089	16.98	4.8	13,845

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.1 million and $0.7 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2005 was $1.2 million and $5.8 million, respectively, determined as of the date of exercise.

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of June 30, 2006, there was $0.6 million of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.

The table below presents the activity of restricted stock awards for the six months ended June 30, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	20,420	$33.36
Changes during the year:
Granted	3,000	35.10
Vested	(900)	14.50
Nonvested at June 30, 2006	22,520	34.35

Vested and expected to vest at June 30, 2006	22,520	34.35

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

As of June 30, 2006, there was $1.5 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 1.7 years.

The table below presents activity of performance shares for the six months ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	94,698	$34.43
Changes during the year:
Granted	5,590	35.78
Forfeited	(16,713)	33.57
Nonvested at June 30, 2006	83,575	34.70

Vested and expected to vest at June 30, 2006	68,826	34.52

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

As the SARs plan is a stock-settled SAR, this plan is an equity-classified award under SFAS 123R. As such, the financial and income tax accounting for this type of award is identical to that of a nonqualified stock option plan. Therefore, the grant date fair value is determined at grant date using the same method as would be used for determining the fair value of a grant of a nonqualified stock option, which has historically been the Black-Scholes formula. Similar to the performance shares addressed above, the amount of compensation cost to be recognized is the fair value of the SAR grant adjusted based on expectations of achieving the performance requirements and also the expected pre-vested cancellations. Compensation costs arising from the SARs will be recognized ratably over the requisite service period.

As of June 30, 2006, there was $0.3 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 2.6 years.

The table below presents activity of SARs for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
				(in thousands)
Outstanding at January 1, 2006	34,685	$1.72
Changes during the year:
Granted	30,330	10.78
Forfeited	(10,071)	2.67
Outstanding at June 30, 2006	54,944	6.54	9.26	$206

Vested and expected to vest at June 30, 2006	53,626	6.71	9.26	198

Exercisable at June 30, 2006	—	—	—	—

Pro Forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2005	2005

Net income, as reported	$17,902	$35,107
Add: Stock-based compensation expense included in reported net income, net of related tax effects	11	18
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(194)	(384)

Pro forma net income	$17,719	$34,741

Earnings per share:
Basic - as reported	$0.59	$1.19
Basic - pro forma	$0.58	$1.18

Diluted - as reported	$0.58	$1.17
Diluted - pro forma	$0.57	$1.16

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

3.               Earnings Per Share

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share computation
Numerator:
Income available to common shareholders	$20,438	$17,902	$39,777	$35,107

Denominator:
Weighted average common shares outstanding	30,466	30,364	30,453	29,501

Basic earnings per share	$0.67	$0.59	$1.31	$1.19

Diluted earnings per share computation
Numerator:
Income available to common shareholders	$20,438	$17,902	$39,777	$35,107

Denominator:
Weighted average common shares outstanding	30,466	30,364	30,453	29,501
Dilutive impact of stock options and stock awards	317	479	315	524
	30,783	30,843	30,768	30,025

Diluted earnings per share	$0.66	$0.58	$1.29	$1.17

4.               Merger with CB Bancshares, Inc.

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

The following table sets forth information related to the exit costs accrued:

	Balance as of	Adjustments to		Balance as of
(Dollars in thousands)	December 31, 2005	estimates	Payments	June 30, 2006

Severance	$63	$-	$58	$5
Lease termination fees	9,310	(1,212)	1,731	6,367
Asset write-offs	983	-	-	983
Contract termination fees	388	-	10	378
Total assets	$10,744	$(1,212)	$1,799	$7,733

5.               Goodwill and Other Intangible Assets

At June 30, 2006, goodwill recorded in conjunction with the acquisitions of CBBI and CPHL totaled $297.3 million, of which $152.3 million was allocated to the Hawaii Market reporting segment and $145.0 million was allocated to the Commercial Real Estate reporting segment.

Other intangible assets included a core deposit premium of $33.8 million and $39.1 million and mortgage servicing rights of $11.9 million and $3.5 million at June 30, 2006 and 2005, respectively. The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of June 30, 2006 and 2005 are presented below:

	June 30, 2006		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Value	Amortization	Value	Amortization
Core deposit premium	$44,642	$10,796	$44,642	$5,537
Mortgage servicing rights	18,237	6,364	7,256	3,786

The following table presents changes in goodwill and other intangible assets for the periods presented:

	Three months ended June 30, 2006			Three months ended June 30, 2005
			Mortgage			Mortgage
		Core Deposit	Servicing		Core Deposit	Servicing
(Dollars in thousands)	Goodwill	Premium	Rights	Goodwill	Premium	Rights
Balance, beginning of period	$295,403	$34,821	$11,918	$289,848	$40,761	$3,650
Additions (deductions)	1,848	—	460	(1,758)	—	73
Amortization	—	(975)	(505)	—	(1,656)	(253)
Balance, end of period	$297,251	$33,846	$11,873	$288,090	$39,105	$3,470

	Six months ended June 30, 2006			Six months ended June 30, 2005
			Mortgage			Mortgage
		Core Deposit	Servicing		Core Deposit	Servicing
(Dollars in thousands)	Goodwill	Premium	Rights	Goodwill	Premium	Rights
Balance, beginning of period	$303,358	$35,795	$11,820	$284,712	$49,188	$3,848
Additions (deductions)	(6,107)	—	1,203	3,378	(7,127)	176
Amortization	—	(1,949)	(1,150)	—	(2,956)	(555)
Balance, end of period	$297,251	$33,846	$11,873	$288,090	$39,105	$3,470

Goodwill at June 30, 2006 reflected a decrease of $6.1 million from the balance reported as of December 31, 2005 due to adjustments related to CBBI income tax contingencies and subleases of CBBI leased properties.

Amortization expense of core deposit premium totaled $1.0 million and $1.9 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, amortization expense totaled $1.7 million and $3.0 million, respectively. The Company estimates that amortization expense will be $3.9 million in 2006. In addition, amortization expense is estimated to be $2.7 million in 2007 and $2.5 million in each subsequent year through 2011.

Amortization expense of mortgage servicing rights totaled $0.5 million and $1.2 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, amortization expense of mortgage servicing rights totaled $0.3 million and $0.6 million, respectively. Based on mortgage servicing rights held as of June 30, 2006, the Company estimates that amortization expense will be $2.3 million in 2006. In addition, amortization expense is estimated to be $1.8 million in 2007, $1.5 million in 2008, $1.2 million in 2009, $1.0 million in 2010, and $0.8 million in 2011.

6.                                       Loans

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Commercial, Financial and Agricultural	$464,979	$561,470	$549,738
Real Estate:
Construction	885,666	681,554	490,825
Mortgage-Commercial	1,233,487	1,276,564	1,213,586
Mortgage-Residential	883,292	796,015	733,827
Consumer	187,783	207,455	194,501
Leases	48,855	45,394	36,203
	3,704,062	3,568,452	3,218,680
Unearned income	14,775	15,703	13,556
	$3,689,287	$3,552,749	$3,205,124

7.               Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Allowance for loan losses:
Balance, beginning of period	$53,057	$51,623	$52,936	$50,703

Provision for loan and losses	525	1,000	1,050	1,917

Charge-offs	(1,249)	(2,031)	(2,333)	(3,410)
Recoveries	581	1,065	1,261	2,447
Net charge-offs	(668)	(966)	(1,072)	(963)

Balance, end of period	$52,914	$51,657	$52,914	$51,657

8                  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, is presented below:

	June 30,
(Dollars in thousands)	2006	2005

Unrealized holding losses on available-for-sale investment securities	$(17,534)	$(1,981)
Pension liability adjustments	(6,440)	(6,064)
Balance, end of period	$(23,974)	$(8,045)

9.                                       Segment Information

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The majority of the Company's net income is derived from net interest income. Accordingly, Management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability. Intersegment net interest income (expense) was allocated to each segment based upon a funds transfer pricing process that assigns costs of funds to assets and earnings credits to liabilities based on market interest rates that reflect interest rate sensitivity and maturity characteristics. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial
(Dollars in thousands)	Real Estate	Hawaii Market	Treasury	All Others	Total

Three months ended June 30, 2006:
Net interest income	$37,148	$15,975	$(956)	$—	$52,167
Intersegment net interest income (expense)	(22,302)	17,673	(1,064)	5,693	—
Provision for loan losses	(2)	527	—	—	525
Other operating income	147	8,808	1,396	609	10,960
Other operating expense	2,171	15,112	571	13,604	31,458
Administrative and overhead expense allocation	1,632	9,533	97	(11,262)	—
Income taxes	4,145	5,842	825	(106)	10,706

Net income (loss)	$7,047	$11,442	$(2,117)	$4,066	$20,438

Three months ended June 30, 2005:
Net interest income	$26,542	$20,155	$1,813	$—	$48,510
Intersegment net interest income (expense)	(13,533)	14,096	(4,976)	4,413	—
Provision for loan losses	80	920	—	—	1,000
Other operating income	55	6,989	1,246	514	8,804
Other operating expense	1,691	12,798	480	13,745	28,714
Administrative and overhead expense allocation	1,525	8,038	166	(9,729)	—
Income taxes	3,352	6,631	54	(339)	9,698

Net income (loss)	$6,416	$12,853	$(2,617)	$1,250	$17,902

Six months ended June 30, 2006:
Net interest income	$72,161	$33,602	$(1,404)	$—	$104,359
Intersegment net interest income (expense)	(42,153)	33,457	(2,552)	11,248	—
Provision for loan losses	87	963	—	—	1,050
Other operating income	196	18,689	2,922	1,317	23,124
Other operating expense	4,319	30,657	1,080	29,181	65,237
Administrative and overhead expense allocation	3,710	20,991	259	(24,960)	—
Income taxes	9,185	10,985	1,553	(304)	21,419

Net income (loss)	$12,903	$22,152	$(3,926)	$8,648	$39,777

Six months ended June 30, 2005:
Net interest income	$54,227	$36,691	$3,912	$—	$94,830
Intersegment net interest income (expense)	(26,473)	28,312	(9,199)	7,360	—
Provision for loan losses	206	1,711	—	—	1,917
Other operating income	73	13,077	3,472	1,433	18,055
Other operating expense	3,298	28,645	1,186	26,494	59,623
Administrative and overhead expense allocation	2,780	16,781	446	(20,007)	—
Income taxes	6,942	10,070	448	(1,222)	16,238

Net income (loss)	$14,601	$20,873	$(3,895)	$3,528	$35,107

At June 30, 2006:
Investment securities	$—	$—	$894,323	$—	$894,323
Loans (including loans held for sale)	1,905,941	1,808,109	—	—	3,714,050
Goodwill	144,968	152,283	—	—	297,251
Other	7,909	101,415	235,656	40,208	385,188

Total assets	$2,058,818	$2,061,807	$1,129,979	$40,208	$5,290,812

At December 31, 2005:
Investment securities	$—	$—	$925,285	$—	$925,285
Loans (including loans held for sale)	1,798,741	1,814,546	—	—	3,613,287
Goodwill	147,986	155,372	—	—	303,358
Other	7,020	101,888	253,922	34,379	397,209

Total assets	$1,953,747	$2,071,806	$1,179,207	$34,379	$5,239,139

10.         Pension Plans

Central Pacific Bank (“CPB”) has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Interest cost	$385	$399	$770	$798
Expected return on plan assets	(505)	(475)	(1,010)	(950)
Recognized net loss	226	216	452	432

Net periodic cost	$106	$140	$212	$280

CPB also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of CPB with supplemental retirement benefits.

The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$182	$183	$364	$366
Interest cost	135	125	270	250
Amortization of unrecognized transition obligation	49	6	98	12
Recognized prior service cost	4	4	8	8
Recognized net gain	(12)	—	(24)	—

Net periodic cost	$358	$318	$716	$636

The Company disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $1.8 million to its Pension Plan and $0.2 million to its SERP in 2006. During the six months ended June 30, 2006, the Company made contributions of $0.9 million to its Pension Plan and $0.1 million to its SERP, and presently anticipates that its total contributions for 2006 will not significantly vary from the previously reported expected contributions.

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

Goodwill and Other Intangible Assets. We recorded goodwill and other intangible assets in connection with our acquisitions of CB Bancshares, Inc. and Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is to be reviewed at least annually for impairment, and when significant events occur or circumstances change which might cause an impairment of goodwill. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. We perform an annual analysis of goodwill that involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Our analysis indicated that there was no impairment of goodwill as of December 31, 2005. Since we cannot predict with certainty the future cash flows of individual reporting units, a range of possible cash flows could have reasonably been used. Had we used cash flow assumptions that were materially lower than the estimates used, the analysis might have resulted in an impairment charge to earnings.

Other intangible assets include core deposit premiums and mortgage servicing rights, which are carried at the lower of amortized cost or fair value. Core deposit premiums are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the three months ended June 30, 2006, we concluded that there were no events or changes in circumstances indicating that the carrying amount of the core deposit premium may not be recoverable. This conclusion was based on consideration of various factors including the level of market interest rates, legal factors, business climate and the performance of the deposits acquired relative to our expectations. Mortgage servicing rights are periodically assessed for impairment through an analysis that considers estimated future cash flows based on assumptions about loan prepayments, discount rates and various other factors. The assessment performed as of June 30, 2006 indicated no impairment of the value of mortgage servicing rights. Had we used assumptions that were materially different than those used in the analyses of core deposit premiums and mortgage servicing rights, those analyses might have resulted in an impairment charge to earnings.

Deferred Tax Assets. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated, or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

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

Financial Summary

Net income for the second quarter of 2006 totaled $20.4 million, or $0.66 per diluted share, compared to $17.9 million or $0.58 per diluted share reported in the second quarter of 2005. The year-over-year growth reflects higher net interest income and other operating income that more than doubled the increase in other operating expense.

Net income for the first six months of 2006 of $39.8 million increased by $4.7 million or 13.3% over the same period in 2005. Net income for the first quarter of 2006 included an after-tax charge of $1.3 million, or $0.04 per diluted share, in retirement expenses for a former senior executive, while 2005 results included nonrecurring merger-related expenses of $1.2 million after tax. Increases in net interest income of 10.0% and other operating income of 28.1% contributed to the stronger earnings in 2006.

The following table presents annualized returns on average assets, average shareholders' equity and average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Return on average assets	1.57%	1.49%	1.53%	1.48%

Return on average shareholders’ equity	11.71%	10.95%	11.49%	11.21%

Net income to average tangible equity	22.17%	22.12%	22.19%	23.81%

Basic earnings per share	$0.67	$0.59	$1.31	$1.19

Diluted earnings per share	$0.66	$0.58	$1.29	$1.17

Material Trends

Hawaii’s economy is expected to enjoy continued growth in 2006; however, the growth is expected to be at a more measured pace than the past two years. The moderation in expected growth is primarily the result of capacity constraints as evidenced by the state’s low unemployment rate and high hotel occupancy rate.

Hawaii visitor arrivals in 2006 are expected to increase 2.8% over the record total of 7.4 million visitors set in 2005. Total visitor arrivals for the first five months of 2006 rose 2.0% over the same period last year. (1)  Visitor arrivals are expected to strengthen as an increase in visitors from Japan is forecasted over Japan’s July-August peak travel season.(2)

Hawaii personal income is expected to increase 6.8% in 2006, following its 7.0% increase in 2005.(3)  The state’s unemployment rate, which in recent periods has remained consistently below the national unemployment rate, was 3.0% in May 2006, compared to 2.8% in May 2005.(4)

The Hawaii housing market continues to expand. However, unit sale growth rates have moderated and the listed inventory has increased over the past six months. In June 2006, the number of single-family home resales on Oahu decreased by 16.4% while the median sales price increased by a moderate 7.7% from a year ago. (5)

California’s economy has fully rebounded from the 2001 technology-related downturn. California is expected to enjoy continued moderate growth in 2006, but at a slower pace than in 2005.

California personal income is expected to increase 5.8% in 2006, following a 6.0% increase in 2005. (6)    Reflecting the continued growth in the economy, California’s unemployment rate has improved to 5.0% in May 2006 from 5.4% in May 2005.(7)

In May 2006, the number of single-family home resales in California decreased 21.1% while the median sales price increased 8.0% from a year ago. (8)

The Washington economy has also recovered from the 2001 technology-related downturn and is expected to post solid gains in 2006 and beyond.

Washington personal income is expected to increase 3.6% in 2006, following a 7.9% increase in 2005. (9)  Washington’s unemployment rate has improved to 5.1% in May 2006 from 5.6% in May 2005. (10)

During the first quarter of 2006, the number of Washington home resales declined 0.3% while the median sales price increased 17.1% from a year ago. (11)

(1) Hawaii State Department of Business, Economic Development & Tourism.

(2) Ibid.

(3) Ibid.

(4) Hawaii State Department of Labor and Industrial Relations.

(5) Honolulu Board of Realtors.

(6) Los Angeles County Economic Development Corp.

(7) Bureau of Labor Statistics.

(8) California Association of Realtors.

(9) Washington State Economic and Revenue Forecast Council.

(10) Bureau of Labor Statistics

(11) Washington Center for Real Estate Research.

Our results of operations over the remainder of 2006 may be directly impacted by the ability of the economies in Hawaii, California, Washington and other markets we serve to achieve their expected growth. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the economic environment in Hawaii, California, Washington or other markets we serve were to suffer an adverse change, such as a material decline in the real estate market or a material external shock, our results of operations may be negatively impacted.

Results of Operations

Net Interest Income

A comparison of net interest income for the three and six months ended June 30, 2006 and 2005 is set forth below.

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as "net interest margin."

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Average Balances, Interest Income & Expense, Yields and Rates (Taxable Equivalent)

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average	Average		Average	Average
	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$5,419	3.99%	$54	$8,989	2.58%	$58
Federal funds sold & securities purchased under agreements to resell	121	3.31%	2	2,784	3.02%	21
Investment securities (1) (2)	933,873	4.68%	10,920	944,265	4.48%	10,572
Loans, net of unearned income (3)	3,644,188	7.42%	67,606	3,246,132	6.67%	54,138
Federal Home Loan Bank stock	48,797	—	—	48,797	—	—
Total interest earning assets	4,632,398	6.79%	78,582	4,250,967	6.10%	64,789
Nonearning assets	580,707			559,788
Total assets	$5,213,105			$4,810,755

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$423,497	0.14%	$143	$427,918	0.16%	$173
Savings and money market deposits	1,141,923	1.41%	4,018	1,124,634	0.62%	1,748
Time deposits under $100,000	571,233	2.77%	3,951	557,695	1.89%	2,631
Time deposits $100,000 and over	857,086	3.90%	8,352	678,545	2.63%	4,453
Short-term borrowings	45,758	5.10%	583	42,600	2.94%	313
Long-term debt	746,837	4.65%	8,680	626,670	3.88%	6,083
Total interest-bearing liabilities	3,786,334	2.72%	25,727	3,458,062	1.78%	15,401
Noninterest-bearing deposits	646,817			621,206
Other liabilities	81,832			77,369
Shareholders’ equity	698,122			654,118
Total liabilities & shareholders' equity	$5,213,105			$4,810,755

Net interest income			$52,855			$49,388

Net interest margin		4.56%			4.65%

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Average		Average	Average
	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$11,151	4.07%	$227	$17,998	2.28%	$205
Federal funds sold & securities purchased under agreements to resell	2,411	4.48%	54	6,545	2.41%	79
Investment securities (1) (2)	937,483	4.61%	21,613	891,956	4.39%	19,586
Loans, net of unearned income (3)	3,615,741	7.31%	132,159	3,204,319	6.55%	104,972
Federal Home Loan Bank stock	48,797	—	—	48,700	1.12%	272
Total interest earning assets	4,615,583	6.68%	154,053	4,169,518	6.00%	125,114
Nonearning assets	583,951			585,089
Total assets	$5,199,534			$4,754,607

Liabilities & Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$427,157	0.14%	$292	$428,476	0.20%	$422
Savings and money market deposits	1,108,706	1.21%	6,698	1,127,036	0.56%	3,157
Time deposits under $100,000	581,613	2.60%	7,564	550,978	1.88%	5,170
Time deposits $100,000 and over	848,228	3.71%	15,715	644,142	2.41%	7,773
Short-term borrowings	33,746	4.82%	814	64,111	2.62%	840
Long-term debt	763,689	4.51%	17,214	605,425	3.80%	11,503
Total interest-bearing liabilities	3,763,139	2.57%	48,297	3,420,168	1.69%	28,865
Noninterest-bearing deposits	657,047			612,502
Other liabilities	86,827			95,417
Shareholders' equity	692,521			626,520
Total liabilities & shareholders’ equity	$5,199,534			$4,754,607

Net interest income			$105,756			$96,249

Net interest margin		4.58%			4.62%

(1) At amortized cost.

(2) Includes taxable equivalent basis adjustment based upon a statutory rate of 35%.

(3) Includes nonaccrual loans.

For the second quarter of 2006, net interest income on a taxable equivalent basis totaled $52.9 million, increasing by 7.0% compared to the same period last year. Interest income for the second quarter of 2006 increased by $13.8 million or 21.3% reflecting a $13.5 million increase in interest and fees on loans on a $398.1 million or 12.3% increase in average loans. The average yield on loans increased to 7.42% during the quarter from 6.67% in the year-ago-period, reflecting the increase in market interest rates during the period. Interest expense for the second quarter increased by $10.3 million or 67.0% over 2005’s second quarter reflecting higher market interest rates on deposits and other borrowings. Average interest-bearing deposits increased by $204.9 million or 7.3%, and the average interest rate on those deposits increased by 91 basis points to 2.20%, resulting in a $7.5 million increase in interest on deposits. Interest on long-term debt increased by $2.6 million on a $120.2 million increase in average balances and a 77 basis-point rise in average rate.

Net interest income on a taxable equivalent basis totaled $105.8 million in the first half of 2006, increasing by $9.5 million or 9.9% over the comparable period in 2005. Interest income for the first half of 2006 increased by $28.9 million or 23.1%. Interest and fees on loans increased by $27.2 million on a 12.8% increase in average loans and a 76 basis-point increase in average yield. Interest income for the first half of 2006 also reflected the recognition of $662,000 in interest income on the payoff of two nonaccrual loans in the first quarter of 2006. Interest expense for the first half of 2006 increased by $19.4 million or 67.3% compared to the same period in 2005, reflecting the increase in market interest rates in 2005 and 2006. Interest expense on interest-bearing deposits increased by $13.7 million due to a 7.8% increase in average balances and an 84 basis-point increase in average rates. Interest expense on long-term debt increased by $5.7 million, reflecting a $158.3 million increase in average balance and a 71 basis-point increase in average rate.

The net interest margin was 4.56% and 4.58% for the second quarter and first half of 2006, respectively, compared to 4.65% and 4.62%, respectively, for the comparable 2005 periods. The decline in the net interest margin reflects a slight increase in the proportion of long-term debt relative to total interest-bearing liabilities and the shift of customer deposits from savings and money market accounts into higher-rate time deposits. We expect net interest margin in the range of 4.50% to 4.60% for the remainder of 2006, assuming we are able to achieve our growth targets and the current competitive pricing environment for loans and deposits does not change dramatically.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Nonaccrual loans:
Real estate:
Mortgage-commercial	$4,569	$4,223	$4,673
Mortgage-residential	5,033	5,995	6,546
Commercial, financial and agricultural	397	2,333	4,868
Total nonaccrual loans	9,999	12,551	16,087

Other real estate	—	—	—
Total nonperforming assets	9,999	12,551	16,087

Loans delinquent for 90 days or more:
Real estate:
Construction	230	—	—
Mortgage-commercial	—	7,081	—
Mortgage-residential	647	297	—
Commercial, financial and agricultural	420	99	90
Consumer	251	427	433
Leases	—	2	3
Total loans delinquent for 90 days or more	1,548	7,906	526

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	695	418	423
Commercial, financial and agricultural	—	285	284
Total restructured loans still accruing interest	695	703	707

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$12,242	$21,160	$17,320

Total nonperforming assets as a percentage of loans and other real estate	0.27%	0.35%	0.50%

Total nonperforming assets and loans delinquent for 90 days or more as a precentage of loans and other real estate	0.31%	0.57%	0.51%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.33%	0.59%	0.54%

Nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest totaled $12.2 million at June 30, 2006, a decrease of 42.1% from the year-end balance of $21.2 million and 29.3% from the year-ago balance of $17.3 million. The decrease from year-end 2005 was primarily due to the payoff of a $1.8 million nonaccrual commercial loan and a $7.1 million delinquent commercial real estate loan in January 2006.

Nonaccrual loans totaled $10.0 million as of June 30, 2006. Nonaccrual commercial mortgages at June 30, 2006 included a $2.6 million loan secured by a commercial office building on Oahu and a $1.9 million loan secured by a commercial office building in Hilo on the island of

Hawaii. Nonaccrual residential mortgage loans included one loan for $4.8 million to a borrower who filed for bankruptcy protection in 2005. The $1.9 million commercial mortgage loan was paid in full in July 2006, and the remaining real estate mortgage loans are well secured and in the process of collection, with no loss anticipated at this time. We believe that the potential loss exposure on total nonaccrual loans has been adequately provided for in the allowance for loan and lease losses (the “Allowance”) as of June 30, 2006.

There was no other real estate at June 30, 2006 and 2005, and December 31, 2005.

Accruing loans delinquent 90 days or more at June 30, 2006 totaled $1.5 million, compared to $7.9 million at year-end 2005 and $0.5 million a year ago. As mentioned earlier, the decline from year-end 2005 was primarily due to the payoff of a $7.1 million commercial real estate loan in January 2006.

Restructured loans still accruing interest at June 30, 2006 represented six loans to a single borrower. All loans were current as of June 30, 2006 based upon their revised terms, and we are closely monitoring the borrower's financial condition.

As of June 30, 2006, there were 23 impaired loans to ten borrowers totaling $13.7 million, compared to 11 impaired loans to four borrowers totaling $7.8 million a year ago, and 11 loans to six borrowers totaling $18.9 million at year-end 2005. All impaired loans were comprised primarily of loans secured by commercial properties.

We continue to closely monitor loan delinquencies and impairments and to work with borrowers to resolve loan problems. Any deterioration in the economies of Hawaii, California or Washington may impact loan quality, and may result in increases in nonperforming assets, delinquencies and restructured loans.

Provision for Loan Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Allowance for loan losses:
Balance at beginning of period	$53,057	$51,623	$52,936	$50,703

Provision for loan and lease losses	525	1,000	1,050	1,917

Loan charge-offs:
Real estate:
Mortgage-residential	—	—	—	74
Commercial, financial and agruicultural	355	1,009	369	1,186
Consumer	877	1,022	1,946	2,150
Leases	17	—	18	—
Total loan charge-offs	1,249	2,031	2,333	3,410

Recoveries:
Real estate:
Mortgage-commercial	3	3	6	280
Mortgage-residential	21	327	42	367
Commercial, financial and agricultural	31	273	117	922
Consumer	526	462	1,093	878
Leases	—	—	3	—
Total recoveries	581	1,065	1,261	2,447

Net loan charge-offs	668	966	1,072	963

Balance at end of period	$52,914	$51,657	$52,914	$51,657

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.07%	0.12%	0.06%	0.06%

The provision for loan and lease losses (the “Provision”) was $0.5 million and $1.1 million for the second quarter and first half of 2006, respectively, compared to $1.0 million and $1.9 million, respectively, for the comparable periods in 2005. The decrease in the Provision is reflective of the improvement in asset quality.

The Allowance, expressed as a percentage of total loans, was 1.43% at June 30, 2006 compared to 1.49% at year-end 2005 and 1.61% at June 30, 2005. We believe that the Allowance is adequate to cover the credit risks inherent in the loan portfolio. Any economic deterioration in the areas we serve could adversely affect the borrowers' ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and Provision.

Net loan charge-offs totaled $0.7 million and $1.1 million for the second quarter and first half of 2006, compared to $1.0 million for both the second quarter and first half of last year. When expressed as an annualized percentage of average loans, net loan charge-offs were 0.07% and 0.06% for the three and six months ended June 30, 2006, respectively, compared to 0.12% and 0.06%, respectively, for the same periods in 2005.

Other Operating Income

Total other operating income of $11.0 million for the second quarter of 2006 increased by $2.2 million or 24.5% over the same period last year due largely to increases of $1.0 million or 40.8% in service charges on deposits and $0.5 million or 46.4% in gains on sales of loans. The increase in service charges on deposits was primarily due to an expansion of our overdraft program. For the first half of 2006, total other operating income of $23.1 million increased by $5.1 million or 28.1% over the same period last year. Service charges on deposits increased by $2.1 million, income from bank-owned life insurance increased by $0.6 million and gains on sales of loans increased by $2.6 million during the period, offset by a decline in investment securities gains of $1.5 million. The increase in gains on sales of loans reflects the increased residential mortgage lending activity attributed to the acquisition of Central Pacific HomeLoans, Inc. in the third quarter of 2005.

Other Operating Expense

Total other operating expense was $31.5 million for the second quarter of 2006, up $2.7 million or 9.6% over the same period in 2005. Salaries and employee benefits increased by $3.4 million due to the recognition of $1.0 million in stock option and stock award expense in connection with the implementation of SFAS 123R and salaries and employee benefits for Central Pacific HomeLoans, Inc. Core deposit premium amortization declined by $0.7 million based on the use of a declining amortization schedule, while legal and professional services increased by $0.6 million reflecting higher audit and consulting expenses.

For the first half of 2006, total other operating expense of $65.2 million increased by $5.6 million or 9.4% over the same period last year. Salaries and employee benefits increased by $6.2 million, including $2.2 million in retirement benefits paid to a former executive officer and $1.9 million in stock option and stock award expense. Amortization of core deposit premium declined by $1.0 million, while other expense increased by $1.3 million, due largely to interest accruing on various tax-related contingencies, offset by a $0.5 million partial refund of an FDIC assessment.

Income Taxes

The effective tax rate was 34.38% and 35.00% for the three and six months ended June 30, 2006, respectively, compared to 35.14% and 31.63%, respectively, for the same periods in 2005. In the second quarter of 2006, we recognized a $0.5 million tax benefit as a result of an Internal Revenue Service audit. In the first quarter of 2005, we recognized $1.8 million in state tax credits from investments in high-technology businesses in Hawaii. We expect the effective tax rate to approximate 36% for the remainder of 2006. Factors that may affect the effective tax rate for the 2006 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred, the amount of tax credits available to offset future taxable income.

Financial Condition

Total assets at June 30, 2006 grew to $5.29 billion, increasing by $51.7 million or 1.0% compared to year-end 2005 and by $372.0 million or 7.6% from a year ago.

Loans, net of unearned income, grew to $3.69 billion, increasing by $136.5 million or 3.8% over year-end 2005 and by $484.2 million or 15.1% compared to a year ago. The increase over year-end 2005 is attributable to commercial construction loans, which increased by approximately $200 million during the first half of 2006, and to commercial loans and residential mortgage loans, which each increased by approximately $100 million during the period. Our mainland loan production offices contributed approximately 90% of our total loan growth during the first half of 2006, while our Hawaii lending activity contributed 10% of our loan growth. During the first half of 2006, our Hawaii loan portfolio was adversely impacted by higher than expected loan prepayments and the payoff of $12.2 million in nonaccrual and delinquent loans. Based on current loan pipeline estimates, we expect loan origination activity to remain at or near current levels for the remainder of 2006.

Total deposits at June 30, 2006 were $3.66 billion, reflecting an increase of $21.9 million or 0.6% over year-end 2005 and $158.0 million or 4.5% compared to a year ago. Noninterest-bearing deposits decreased by $57.2 million or 7.8% in the first half of 2006, while interest-bearing deposits increased by $79.1 million or 2.7%. Compared to a year ago, noninterest-bearing deposits increased by $10.7 million or 1.6%, and interest-bearing deposits increased by $147.4 million or 5.2%. The fluctuation in noninterest-bearing deposits is attributable in part to seasonal fluctuations, particularly in commercial demand deposit accounts. To generate deposit growth in the competitive Hawaii market, we focus our sales efforts and marketing resources on our premier product, the Exceptional Checking and Savings accounts, which generated the increase in savings and money market balances during the period, supplemented by Free Checking and periodic certificate of deposit specials. We anticipate deposit growth in the range of 3% to 4% for 2006, with continued increases in rates reflective of the current competitive market and interest rate environment.

Capital Resources

Shareholders' equity was $698.8 million at June 30, 2006, compared to $676.2 million at year-end 2005 and $657.5 million a year ago. Book value per share at June 30, 2006 was $22.93, compared to $22.22 at year-end 2005 and $21.62 a year ago.

On April 26, 2006, the board of directors declared a second quarter cash dividend of $0.21 per share, an increase of 10.5% over the $0.19 per share dividend declared in the second quarter of 2005 and unchanged from the first quarter of 2006. For the first half of 2006, dividends declared totaled $0.42 per share, an increase of 20.0% over the $0.35 per share declared in the first half of 2005.

In April 2006, the board of directors approved a new stock repurchase program, authorizing the repurchase of up to 600,000 shares of the Company’s common stock on the open market or in privately negotiated transactions from time to time prior to April 30, 2007. The repurchase plan represents approximately 2% of the Company’s currently outstanding common stock. The new repurchase plan replaces the 2002 stock repurchase program. There were no repurchases of common stock in the first six months of 2006.

We have five statutory trusts:  CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. The statutory trusts are not consolidated in the consolidated financial statements as of June 30, 2006. However, the Federal Reserve Board (the “FRB”) has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the capital and statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

Our objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks. Furthermore, we seek to ensure that regulatory guidelines and industry standards for well-capitalized institutions are met.

Regulations on capital adequacy guidelines adopted by the FRB and the Federal Deposit Insurance Corporation (the "FDIC") are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable as of the dates indicated.

			Minimum required
			for capital
	Actual		adequacy purposes		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2006:
Leverage capital	$515,777	10.60%	$194,722	4.00%	$321,055	6.60%
Tier 1 risk-based capital	515,777	12.05	171,238	4.00	344,539	8.05
Total risk-based capital	569,323	13.30	342,475	8.00	226,848	5.30

At December 31, 2005:
Leverage capital	$463,528	9.73%	$190,486	4.00%	$273,042	5.73%
Tier 1 risk-based capital	463,528	10.36	178,984	4.00	284,544	6.36
Total risk-based capital	519,471	11.61	357,969	8.00	161,502	3.61

In addition, FDIC-insured institutions such as our principal banking subsidiary, Central Pacific Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991.

The following table sets forth Central Pacific Bank's capital ratios and capital requirements to be considered "well capitalized" as of the dates indicated.

			Minimum required
			to be
	Actual		well capitalized		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2006:
Leverage capital	$491,653	10.02%	$245,292	5.00%	$246,361	5.02%
Tier 1 risk-based capital	491,653	11.52	255,986	6.00	235,667	5.52
Total risk-based capital	545,020	12.77	426,643	10.00	118,377	2.77

At December 31, 2005:
Leverage capital	$423,544	8.98%	$235,886	5.00%	$187,658	3.98%
Tier 1 risk-based capital	423,544	9.48	268,012	6.00	155,532	3.48
Total risk-based capital	479,391	10.73	446,687	10.00	32,704	0.73

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

During the first half of 2006, loan growth exceeded deposit growth and was funded by a variety of sources, including cash and due from banks, proceeds from maturities of investment securities and increases in deposits and short-term borrowings.

We anticipate that loan demand will exceed deposit growth in the remaining half of 2006. Liquidity will be satisfied by secondary funding sources, primarily the Federal Home Loan Bank of Seattle (“FHLB”). Central Pacific Bank is a member of, and maintained a $1.3 billion line of credit with, the FHLB as of June 30, 2006, of which $731.0 million was outstanding. We believe that the credit line is adequate based upon current loan pipeline estimates.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2006 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Controls

 As of the end of the period covered by this report, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal  Proceedings

We are involved from time to time in various claims, disputes and other legal actions in the ordinary course of business. We believe that the resolution of such additional matters will not have an adverse material effect upon our financial position or results of operations when resolved.

Item 1A. Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the SEC.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (the “Meeting”) was held on April 25, 2006 for the purpose of considering and voting upon the following matters:

•                    To elect five persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

•                    To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006;

•                    To transact such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for each of the directors nominated. A total of 26,974,687 shares, or 88.6% of eligible shares were represented at the meeting.

Name	For	Withheld

Richard J. Blangiardi	26,389,399	585,288
Clayton K. Honbo	26,278,893	695,794
Paul J. Kosasa	21,293,082	5,681,605
Mike K. Sayama	26,522,436	452,251
Dwight L. Yoshimura	26,533,068	441,619

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Expiration of
Name	Term

Clint Arnoldus	2007
Christine H.H. Camp Friedman	2007
Dennis I. Hirota	2007
Ronald K. Migita	2007
Maurice H. Yamasato	2007
Earl E. Fry	2008
B. Jeannie Hedberg	2008
Duane K. Kurisu	2008
Colbert M. Matsumoto	2008
Crystal K. Rose	2008

The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved with a total of 26,333,053 votes cast for, 301,177 votes cast against, and 340,457 abstentions or nonvotes.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Restated Bylaws of the Registrant (2)

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5)(15)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)

10.4	The Registrant's 1997 Stock Option Plan, as amended (6)(15)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)

10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)

Exhibit No.	Document

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)

10.15	Form of Restricted Stock Award Agreement (8)(15)

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)

10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)

14.1	The Registrant’s Code of Conduct and Ethics (17)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)

23	Consent of KPMG LLP (19)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit No.	Document

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

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

(3)                                  Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(4)                                  Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(5)                                  Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)                                  Filed as Exhibits 10.8 and 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)                                  Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(8)                                  Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange commission on March 16, 2005.

(9)                                  Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(10)                            Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 8, 2006	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer and President

Date:	August 8, 2006	/s/ Dean K. Hirata
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