Form 10-Q
period 2006-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2006-11-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 29, 2006, the number of shares of common stock outstanding of the registrant was 30,667,310 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; and the price of the Company’s stock. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

Item 1.  Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Assets
Cash and due from banks	$110,554	$154,927	$111,223
Interest-bearing deposits in other banks	9,472	9,813	15,971
Investment securities:
Held to maturity, at amortized cost (fair value of $65,821 at September 30, 2006, $70,651 at December 31, 2005, and $76,515 at September 30, 2005)	66,918	71,843	77,418
Available for sale, at fair value	832,255	853,442	871,942
Total investment securities	899,173	925,285	949,360

Loans held for sale	21,742	60,538	53,970

Loans	3,765,081	3,552,749	3,366,620
Less allowance for loan losses	52,611	52,936	52,745
Net loans	3,712,470	3,499,813	3,313,875

Premises and equipment	76,909	72,568	72,982
Accrued interest receivable	25,631	22,006	20,787
Investment in unconsolidated subsidiaries	11,160	12,417	12,298
Due from customers on acceptances	271	530	202
Goodwill	298,121	303,358	299,232
Core deposit premium	32,872	35,795	37,450
Mortgage servicing rights	11,794	11,820	11,848
Bank-owned life insurance	101,101	68,325	67,799
Federal Home Loan Bank stock	48,797	48,797	48,797
Other assets	18,823	13,147	25,768

Total assets	$5,378,890	$5,239,139	$5,041,562

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$608,229	$730,952	$659,699
Interest-bearing demand	433,437	442,879	432,530
Savings and money market	1,204,488	1,091,057	1,136,418
Time	1,535,769	1,377,356	1,242,150
Total deposits	3,781,923	3,642,244	3,470,797

Short-term borrowings	58,773	82,734	114,448
Long-term debt	730,784	749,258	709,685
Bank acceptances outstanding	271	530	202
Minority interest	13,515	13,157	13,541
Other liabilities	70,686	74,982	67,881
Total liabilities	4,655,952	4,562,905	4,376,554

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,659,972 shares at September 30, 2006, 30,436,862 shares at December 31, 2005, and 30,412,482 shares at September 30, 2005	430,204	428,012	427,458
Surplus	50,612	46,432	46,362
Retained earnings	258,880	218,341	204,765
Deferred stock awards	—	(612)	(280)
Accumulated other comprehensive loss	(16,758)	(15,939)	(13,297)
Total shareholders’ equity	722,938	676,234	665,008

Total liabilities and shareholders’ equity	$5,378,890	$5,239,139	$5,041,562

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$72,444	$56,366	$204,603	$161,338
Interest and dividends on investment securities:
Taxable interest	8,486	8,980	25,996	24,377
Tax-exempt interest	1,227	1,297	3,822	3,932
Dividends	153	93	264	228
Interest on deposits in other banks	79	37	306	242
Interest on Federal funds sold and securities purchased under agreements to resell	31	87	85	166
Dividends on Federal Home Loan Bank stock	—	—	—	272
Total interest income	82,420	66,860	235,076	190,555

Interest expense:
Interest on deposits	19,155	9,969	49,424	26,491
Interest on short-term borrowings	1,221	319	2,035	1,159
Interest on long-term debt	8,949	6,998	26,163	18,501
Total interest expense	29,325	17,286	77,622	46,151
Net interest income	53,095	49,574	157,454	144,404
Provision for loan losses	300	1,000	1,350	2,917
Net interest income after provision for loan losses	52,795	48,574	156,104	141,487

Other operating income:
Income from fiduciary activities	740	649	2,157	1,763
Service charges on deposit accounts	3,570	3,383	10,563	8,281
Other service charges and fees	2,994	2,915	8,993	8,288
Equity in earnings of unconsolidated subsidiaries	90	251	421	541
Fees on foreign exchange	207	188	601	594
Loan placement fees	464	738	1,256	1,169
Gains on sales of loans	680	1,617	4,133	3,039
Investment securities gains (losses)	—	(23)	(19)	1,423
Income from bank-owned life insurance	1,085	522	2,794	1,670
Other	715	1,234	2,770	2,761
Total other operating income	10,545	11,474	33,669	29,529

Other operating expense:
Salaries and employee benefits	17,451	17,594	54,128	48,046
Net occupancy	2,399	2,516	6,974	7,560
Equipment	1,171	1,196	3,624	3,721
Amortization of core deposit premium	974	1,656	2,922	4,611
Communication expense	1,186	947	3,562	3,100
Legal and professional services	1,985	1,600	6,174	5,960
Computer software expense	716	553	1,956	2,221
Advertising expense	515	662	1,789	1,920
Other	4,819	5,617	15,324	14,825
Total other operating expense	31,216	32,341	96,453	91,964
Income before income taxes	32,124	27,707	93,320	79,052
Income taxes	11,521	9,710	32,940	25,948
Net income	$20,603	$17,997	$60,380	$53,104

Per share data:
Basic earnings per share	$0.67	$0.59	$1.98	$1.78
Diluted earnings per share	0.67	0.58	1.96	1.75
Cash dividends declared	0.23	0.19	0.65	0.54

Basic weighted average shares outstanding	30,532	30,401	30,465	29,804
Diluted weighted average shares outstanding	30,838	30,836	30,790	30,266

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(Unaudited)

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Stock	Surplus	Earnings	Awards	Loss	Total

Nine months ended September 30, 2006
Balance at December 31, 2005	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234
Net income	—	—	60,380	—	—	60,380
Net change in unrealized loss on investment securities, net of taxes of $583	—	—	—	—	(819)	(819)

Comprehensive income						59,561

Cash dividends ($0.65 per share)	—	—	(19,841)	—	—	(19,841)
849 shares of common stock purchased by directors’ deferred compensation plan	(32)	—	—	—	—	(32)
212,700 shares of common stock issued in conjunction with stock option exercises	2,947	—	—	—	—	2,947
10,410 shares of common stock issued under stock plans	—	260	—	—	—	260
Share-based compensation	—	2,580	—	—	—	2,580
Tax benefit related to stock options exercises	—	675	—	—	—	675
Reclassification of share-based plans	(723)	665	—	612	—	554

Balance at September 30, 2006	$430,204	$50,612	$258,880	$—	$(16,758)	$722,938

Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $572	$—	$—	$—	$—	$(803)	$(803)
Less reclassification adjustment for losses included in net income, net of taxes of $11	—	—	—	—	16	16
Net change in unrealized loss on investment securities	$—	$—	$—	$—	$(819)	$(819)

Nine months ended September 30, 2005
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Net income	—	—	53,104	—	—	53,104
Net change in unrealized loss on investment securities, net of taxes of $4,834	—	—	—	—	(7,134)	(7,134)

Comprehensive income						45,970

Cash dividends ($0.54 per share)	—	—	(16,071)	—	—	(16,071)
2,012,500 shares issued in conjunction with common stock offering	64,210	—	—	—	—	64,210
239,125 shares of common stock issued in conjunction with stock option exercises	2,626	—	—	—	—	2,626
1,181 shares of common stock purchased by directors’ deferred compensation plan	(46)	—	—	—	—	(46)
2,893 shares of common stock repurchased	(37)	—	(69)	—	—	(106)
4,355 shares of deferred stock awards granted	155	—	—	(155)	—	—
Amortization of deferred stock awards	—	—	—	49	—	49
Tax impact of nonqualified stock options exercised	—	514	—	—	—	514

Balance at September 30, 2005	$427,458	$46,362	$204,765	$(280)	$(13,297)	$665,008
Disclosure of reclassification amount:
Unrealized holding loss on investment securities during period, net of taxes of $4,771	$—	$—	$—	$—	$(7,039)	$(7,039)
Less reclassification adjustment for gains included in net income, net of taxes of $63	—	—	—	—	95	95
Net change in unrealized loss on investment securities	$—	$—	$—	$—	$(7,134)	$(7,134)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$60,380	$53,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	2,917
Provision for depreciation and amortization	5,150	5,786
Amortization of intangible assets	4,619	5,697
Net amortization of deferred stock awards	—	50
Net amortization of investment securities	2,236	3,162
Share-based compensation	2,580	—
Net loss (gain) on investment securities	19	(1,423)
Net gain on sale of loans	(4,133)	(3,323)
Proceeds from sales of loans held for sale	413,756	197,927
Originations of loans held for sale	(370,827)	(230,838)
Tax benefits from share-based compensation	(675)	—
Deferred income tax expense	24	14,713
Equity in earnings of unconsolidated subsidiaries	(421)	(541)
Net change in other assets and other liabilities	(41,561)	(35,922)

Net cash provided by operating activities	72,497	11,309

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	4,685	23,298
Proceeds from sales of investment securities available for sale	57	121,524
Proceeds from maturities of and calls on investment securities available for sale	392,151	595,998
Purchases of investment securities available for sale	(374,439)	(853,066)
Net loan originations	(212,955)	(236,891)
Purchases of premises and equipment	(9,491)	(4,968)
Distributions from unconsolidated subsidiaries	768	536
Contributions to unconsolidated subsidiaries	—	(1,998)
Acquisition of Hawaii HomeLoans, Inc., net of cash and cash equivalents acquired	—	(8,300)

Net cash used in investing activities	(199,224)	(363,867)

Cash flows from financing activities:
Net increase in deposits	139,679	143,677
Proceeds from long-term debt	75,000	150,000
Repayments of long-term debt	(92,486)	(26,092)
Net decrease in short-term borrowings	(23,961)	(2,452)
Cash dividends paid	(19,841)	(16,071)
Tax benefits from share-based compensation	675	—
Proceeds from common stock offering	—	67,312
Proceeds from stock option exercises	2,947	—
Repurchases of common stock	—	(69)

Net cash provided by financing activities	82,013	316,305

Net decrease in cash and cash equivalents	(44,714)	(36,253)

Cash and cash equivalents:
At beginning of period	164,740	163,447

At end of period	$120,026	$127,194

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$74,354	$43,176
Income taxes	25,517	33,942
Cash received during the period for:
Income taxes	3,255	10,498

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$32	$46

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net income or shareholders’ equity for any periods presented.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact of EITF 06-4 on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4” (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract” on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. The pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, the statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company plans to adopt SFAS 157 on January 1, 2008. The Company is evaluating the requirements of SFAS 157 and has not yet determined the impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The provisions of the statement also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. Accordingly, the Company will be required to adopt SFAS 158 for the current fiscal year ending December 31, 2006. The Company is evaluating the requirements of SFAS 158 and has not yet determined the impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the requirements of SAB 108 and has not yet determined the impact on its consolidated financial statements.

3.     SHARE-BASED COMPENSATION

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

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R to options and awards granted under the Company’s equity incentive plans:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2006

Salaries and employee benefits	$878	$2,580
Income tax benefit	(352)	(1,034)
Net share-based compensation effect	$526	$1,546

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

Stock Option Plans

The Company has adopted stock option plans for the purpose of granting options to purchase the Company’s common stock to directors, officers and other key individuals. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on three or five years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below).

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

The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2006 was estimated using the following weighted-average assumptions:

Three and Nine Months Ended September 30, 2006
Expected volatility	34.4%
Risk free interest rate	4.9%
Expected dividends	2.4%
Expected life	6.5 years
Weighted average fair value	$11.99

There were no grants of stock options for the three and nine months ended September 30, 2005.

As of September 30, 2006, the total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during each of the three and nine months ended September 30, 2006 and 2005 was $0.4 million and $1.0 million, respectively.

The following is a summary of option activity for the Company’s stock option plans:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 1, 2006	1,289,645	$23.50
Changes during the year:
Granted	4,000	35.11
Exercised	(212,700)	13.85
Expired	(560)	27.82
Forfeited	(37,607)	35.39
Outstanding at September 30, 2006	1,042,778	$25.08	6.5	$11,994

Vested and expected to vest at September 30, 2006	1,014,867	$24.84	6.5	$11,914

Exercisable at September 30, 2006	581,347	$18.95	5.0	$10,249

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $4.0 million and $4.7 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2005 was less than $0.1 million and $5.9 million, respectively, determined as of the date of exercise.

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.5 years.

The table below presents the activity of restricted stock awards for the nine months ended September 30, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	20,420	$33.36
Changes during the year:
Granted	3,000	35.10
Vested	(900)	14.50
Nonvested at September 30, 2006	22,520	34.35

Vested and expected to vest at September 30, 2006	22,520	34.35

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

As of September 30, 2006, there was $1.3 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 1.5 years.

The table below presents activity of performance shares for the nine months ended September 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	94,698	$34.43
Changes during the year:
Granted	6,737	35.67
Forfeited	(18,420)	33.77
Nonvested at September 30, 2006	83,015	34.68

Vested and expected to vest at September 30, 2006	69,973	34.53

Stock appreciation rights (“SARs”) are granted under the 2004 Plan. These SARs require the employee to achieve the same performance conditions as the performance shares described above as well as to satisfy service conditions that approximate three years from the date of grant.  Upon exercise of the SAR, for each SAR exercised, the grantee shall be entitled to receive value equal to the difference between the market value of a share on the date of exercise minus the market value of a share on the date of grant.  The Company shall pay the value owing to the grantee upon exercise in whole shares.  No cash will be awarded upon exercise, and no fractional shares will be issued or delivered.

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

The fair value of SARs granted to employees for the three and nine months ended September 30, 2006 was estimated using Black-Scholes option pricing formula with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	33.3%	—	33.3%	34.3%
Risk free interest rate	4.9%	—	4.9%	4.8%
Expected dividends	2.4%	—	2.4%	2.3%
Expected life in years	6.1	—	6.1	6.3
Weighted average fair value	$11.48	—	$11.48	$12.40

As of September 30, 2006, there was $0.3 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 2.4 years.

The table below presents activity of SARs for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at January 1, 2006	34,685	$1.72
Changes during the year:
Granted	31,547	10.80
Forfeited	(10,071)	2.67
Outstanding at September 30, 2006	56,161	6.65	9.0	$93

Vested and expected to vest at September 30, 2006	52,961	6.62	9.0	$89

Exercisable at September 30, 2006	—	—	—	$—

Pro Forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2005	September 30, 2005

Net income, as reported	$17,997	$53,104
Add: Stock-based compensation expense included in reported net income, net of related tax effects	11	29
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(548)

Pro forma net income	$17,825	$52,585

Earnings per share:
Basic - as reported	$0.59	$1.78
Basic - pro forma	$0.58	$1.76

Diluted - as reported	$0.58	$1.75
Diluted - pro forma	$0.57	$1.73

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

4.     EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$20,603	$17,997	$60,380	$53,104

Weighted average shares outstanding - basic	30,532	30,401	30,465	29,804
Dilutive effect of employee stock options and awards	306	435	325	462
Weighted average shares outstanding - diluted	30,838	30,836	30,790	30,266

Basic earnings per share	$0.67	$0.59	$1.98	$1.78
Diluted earnings per share	$0.67	$0.58	$1.96	$1.75

5.     MERGER WITH CB BANCSHARES, INC.

The Company completed its merger with CB Bancshares, Inc. (“CBBI”) on September 15, 2004 (the “Effective Date”). At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of tax, were included in the cost of the merger, resulting in an increase in goodwill. Certain adjustments to the estimates have been recorded as adjustments to the cost of the merger.

The Company closed nine CBBI branch offices in February 2005 and vacated the former CBBI headquarters, consolidated certain operational functions with the Company’s operations, and eliminated approximately 70 positions from the combined organization. These exit plans were finalized and completed in the third quarter of 2005.

The following table sets forth information related to the exit costs accrued, adjustments to estimates and payments made against accrued amounts:

	Balance as of	Adjustments to		Balance as of
(Dollars in thousands)	December 31, 2005	estimates	Payments	September 30, 2006

Severance	$63	$—	$63	$—
Lease termination fees	9,310	(1,026)	2,509	5,775
Asset write-offs	983	—	—	983
Contract termination fees	388		21	367
Total	$10,744	$(1,026)	$2,593	$7,125

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2006, goodwill recorded in conjunction with the acquisitions of CBBI and Hawaii Home Loans, Inc. (“HHL”) totaled $298.1 million, of which $153.1 million was allocated to the Hawaii Market reporting segment and $145.0 million was allocated to the Commercial Real Estate reporting segment.

Other intangible assets included a core deposit premium of $32.9 million and $37.4 million and mortgage servicing rights of $11.8 million and $11.8 million at September 30, 2006 and 2005, respectively. The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights as of September 30, 2006 and 2005 are presented below:

	September 30, 2006		December 31, 2005		September 30, 2005
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Value	Amortization	Value	Amortization	Value	Amortization

Core deposit premium	$44,642	$11,770	$44,642	$8,847	$44,642	$7,192
Mortgage servicing rights	18,705	6,911	17,051	5,231	17,111	5,263

The following table presents changes in goodwill and other intangible assets for the periods presented:

	Three Months Ended
	September 30, 2006			September 30, 2005
			Mortgage			Mortgage
		Core Deposit	Servicing		Core Deposit	Servicing
(Dollars in thousands)	Goodwill	Premium	Rights	Goodwill	Premium	Rights

Balance, beginning of period	$297,251	$33,846	$11,873	$288,090	$39,105	$3,470
Additions (deductions)	870	—	468	11,142	—	8,956
Amortization	—	(974)	(547)	—	(1,655)	(578)
Balance, end of period	$298,121	$32,872	$11,794	$299,232	$37,450	$11,848

	Nine Months Ended
	September 30, 2006			September 30, 2005
			Mortgage			Mortgage
		Core Deposit	Servicing		Core Deposit	Servicing
	Goodwill	Premium	Rights	Goodwill	Premium	Rights

Balance, beginning of period	$303,358	$35,795	$11,820	$284,712	$49,188	$3,848
Additions (deductions)	(5,237)	—	1,671	14,520	(7,127)	9,151
Amortization	—	(2,923)	(1,697)	—	(4,611)	(1,151)
Balance, end of period	$298,121	$32,872	$11,794	$299,232	$37,450	$11,848

Goodwill at September 30, 2006 reflected a decrease of $5.2 million from the balance reported as of December 31, 2005 due to adjustments related to CBBI income tax contingencies and subleases of CBBI leased properties. These decreases were partially offset by an earnout payment associated with the Company’s fiscal 2005 acquisition of HHL.

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2006, estimated amortization expense for the remainder of fiscal 2006, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
(Dollars in thousands)	Premium	Rights

2006 (remainder)	$974	$519
2007	2,739	1,889
2008	2,491	1,524
2009	2,491	1,184
2010	2,491	980
2011	2,491	816
Thereafter	19,195	4,882
	$32,872	$11,794

7.     LOANS

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Commercial, Financial and Agricultural	$429,625	$561,470	$524,030
Real Estate:
Construction	1,028,197	681,554	597,688
Mortgage-Commercial	1,177,995	1,276,564	1,267,388
Mortgage-Residential	909,784	796,015	758,295
Consumer	185,353	207,455	196,380
Leases	48,764	45,394	38,375
	3,779,718	3,568,452	3,382,156
Unearned income	14,637	15,703	15,536
	$3,765,081	$3,552,749	$3,366,620

8.     ALLOWANCE FOR LOAN LOSSES

The following table presents the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Allowance for loan losses:
Balance, beginning of period	$52,914	$51,657	$52,936	$50,703

Provision for loan losses	300	1,000	1,350	2,917

Charge-offs	(1,266)	(1,341)	(3,599)	(4,751)
Recoveries	663	1,429	1,924	3,876
Net (charge-offs) recoveries	(603)	88	(1,675)	(875)

Balance, end of period	$52,611	$52,745	$52,611	$52,745

9.     ACCUMULATED OTHER COMPREHNESIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, is presented below:

	September 30,
(Dollars in thousands)	2006	2005

Unrealized holding losses on available-for-sale investment securities	$(10,318)	$(7,233)
Pension liability adjustments	(6,440)	(6,064)
Balance, end of period	$(16,758)	$(13,297)

10.  PENSION PLANS

Central Pacific Bank (“CPB”) has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees.  The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Interest cost	$385	$399	$1,155	$1,197
Expected return on plan assets	(505)	(475)	(1,515)	(1,425)
Recognized net loss	226	216	678	648

Net periodic cost	$106	$140	$318	$420

CPB also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of CPB with supplemental retirement benefits.

The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$182	$183	$546	$549
Interest cost	135	125	405	375
Amortization of unrecognized transition obligation	49	6	147	18
Recognized prior service cost	4	4	12	12
Recognized net gain	(12)	—	(36)	—

Net periodic cost	$358	$318	$1,074	$954

11.  SEGMENT INFORMATION

The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The Commercial Real Estate segment includes construction and real estate development lending in Hawaii, California and Washington. The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services and retail brokerage services. A full range of deposit and loan products and various other banking services are offered. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities.

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
(Dollars in thousands)	Real Estate	Market	Treasury	All Others	Total

Three months September 30, 2006:
Net interest income	$40,762	$14,841	$(2,508)	$—	$53,095
Intersegment net interest income (expense)	(24,806)	18,568	97	6,141	—
Provision for loan losses	(16)	316	—	—	300
Other operating income	93	8,371	1,635	446	10,545
Other operating expense	1,979	15,749	599	12,889	31,216
Administrative and overhead expense allocation	1,673	8,967	90	(10,730)	—
Income taxes	4,892	5,678	675	276	11,521

Net income (loss)	$7,521	$11,070	$(2,140)	$4,152	$20,603

Three months ended September 30, 2005:
Net interest income	$28,033	$19,975	$1,566	$—	$49,574
Intersegment net interest income (expense)	(15,310)	14,646	(2,254)	2,918	—
Provision for loan losses	538	462	—	—	1,000
Other operating income	326	9,403	866	879	11,474
Other operating expense	2,075	14,196	755	15,315	32,341
Administrative and overhead expense allocation	1,708	10,119	201	(12,028)	—
Income taxes	3,409	6,312	543	(554)	9,710

Net income (loss)	$5,319	$12,935	$(1,321)	$1,064	$17,997

Nine months ended September 30, 2006:
Net interest income	$112,923	$48,443	$(3,912)	$—	$157,454
Intersegment net interest income (expense)	(66,959)	52,025	(2,455)	17,389	—
Provision for loan losses	71	1,279	—	—	1,350
Other operating income	289	27,060	4,557	1,763	33,669
Other operating expense	6,298	46,406	1,679	42,070	96,453
Administrative and overhead expense allocation	5,383	29,958	349	(35,690)	—
Income taxes	14,077	16,663	2,228	(28)	32,940

Net income (loss)	$20,424	$33,222	$(6,066)	$12,800	$60,380

Nine months ended September 30, 2005:
Net interest income	$82,260	$56,666	$5,478	$—	$144,404
Intersegment net interest income (expense)	(41,783)	42,958	(11,453)	10,278	—
Provision for loan losses	744	2,173	—	—	2,917
Other operating income	399	22,480	4,338	2,312	29,529
Other operating expense	5,373	42,841	1,941	41,809	91,964
Administrative and overhead expense allocation	4,488	26,900	647	(32,035)	—
Income taxes	10,351	16,382	991	(1,776)	25,948

Net income (loss)	$19,920	$33,808	$(5,216)	$4,592	$53,104

At September 30, 2006:
Investment securities	$—	$—	$899,173	$—	$899,173
Loans (including loans held for sale)	1,970,853	1,815,970	—	—	3,786,823
Goodwill	144,968	153,153	—	—	298,121
Other	9,410	103,263	257,284	24,816	394,773

Total assets	$2,125,231	$2,072,386	$1,156,457	$24,816	$5,378,890

At December 31, 2005:
Investment securities	$—	$—	$925,285	$—	$925,285
Loans (including loans held for sale)	1,798,741	1,814,546	—	—	3,613,287
Goodwill	147,986	155,372	—	—	303,358
Other	7,020	101,888	253,922	34,379	397,209

Total assets	$1,953,747	$2,071,806	$1,179,207	$34,379	$5,239,139

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

Goodwill and Other Intangible Assets. We recorded goodwill and other intangible assets in connection with our acquisitions of CB Bancshares, Inc. and Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is to be reviewed at least annually for impairment, and when significant events occur or circumstances change which might cause an impairment of goodwill. An impairment loss is recorded when the carrying amount of goodwill exceeds the fair value of the goodwill. We perform an annual analysis of goodwill that involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Our analysis indicated that there was no impairment of goodwill as of December 31, 2005. Since we cannot predict with certainty the future cash flows of individual reporting units, a range of possible cash flows could have reasonably been used. Had we used cash flow assumptions that were materially lower than the estimates used, the analysis might have resulted in an impairment charge to earnings.

Other intangible assets include core deposit premiums and mortgage servicing rights, which are carried at the lower of amortized cost or fair value. Core deposit premiums are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the three months ended June 30, 2006, we concluded that there were no events or changes in circumstances indicating that the carrying amount of the core deposit premium may not be recoverable. This conclusion was based on consideration of various factors including the level of market interest rates, legal factors, business climate and the performance of the deposits acquired relative to our expectations. Mortgage servicing rights are periodically assessed for impairment through an analysis that considers estimated future cash flows based on assumptions about loan prepayments, discount rates and various other factors. The assessment performed as of September 30, 2006 indicated no impairment of the value of mortgage servicing rights. Had we used assumptions that were materially different than those used in the analyses of core deposit premiums and mortgage servicing rights, those analyses might have resulted in an impairment charge to earnings.

Deferred Tax Assets. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated, or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

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

Financial Summary

Net income for the third quarter of 2006 totaled $20.6 million, or $0.67 per diluted share, compared to $18.0 million or $0.58 per diluted share reported in the third quarter of 2005.  Results for the third quarter of 2005 included nonrecurring merger-related expenses of $2.1 million, net of tax, or $0.07 per diluted share. The year-over-year increase in net income was driven largely by a 7.1% increase in net interest income.

Net income for the first nine months of 2006 of $60.4 million increased by $7.3 million or 13.7% over the same period in 2005. Results for the first quarter of 2006 included an after-tax charge of $1.3 million, or $0.04 per diluted share, in retirement expenses for a former senior executive, while 2005 results included nonrecurring merger-related expenses of $3.3 million after tax. Increases in net interest income of 9.0% and other operating income of 14.0% contributed to the stronger earnings in 2006.

The following table presents annualized returns on average assets, average shareholders’ equity and average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Return on average assets	1.56%	1.46%	1.54%	1.47%

Return on average shareholders’ equity	11.52%	10.79%	11.50%	11.06%

Net income to average tangible equity	21.44%	21.34%	21.92%	22.90%

Basic earnings per share	$0.67	$0.59	$1.98	$1.78

Diluted earnings per share	$0.67	$0.58	$1.96	$1.75

Material Trends

Hawaii’s economy is expected to enjoy continued growth through year-end and into 2007, however, the growth is expected to be at a more measured pace than the past two years. Real gross state product is expected to increase by 2.7% in 2006 and by 2.4% in 2007, as compared to the 5.0% increase in 2004 and the 3.4% increase in 2005.(1) The moderation in expected growth is primarily

(1)             Hawaii State Department of Business, Economic Development & Tourism.

the result of capacity constraints as evidenced by the state’s low unemployment rate and high hotel occupancy rate.

While Hawaii visitor arrivals in 2006 are expected to increase 2.0% over the record total of 7.5 million visitors set in 2005, actual visitor arrivals for the first eight months of 2006 rose only 0.1% over the same period last year. However, an increase in average daily spending in 2006 resulted in a 4.5% increase in total visitor expenditures over the year ago period.(2)

On October 15, 2006, a large earthquake and a series of aftershocks shook the Hawaiian Islands. While federal, state and county officials are still in the process of assessing the full impact of the earthquake, we have no indications at this time of any significant damage or losses sustained by our customers or the properties that collateralize our loans.  However, there can be no assurance that we will not incur increased loan losses or other adverse impacts as a result of earthquake damage or the related effects on our customers’ personal and business interests.

Hawaii personal income is expected to increase 4.0% in 2006, following its 6.9% increase in 2005.(3)  The state’s unemployment rate, which is the lowest jobless rate in the nation, was 2.5% in September 2006, compared to 2.8% in September 2005.(4)

The Hawaii housing market continues to expand, however, unit sale growth rates have moderated and the listed inventory has increased over the past nine months. In September 2006, the number of single-family home resales on Oahu decreased by 19.9% while the median sales price increased by 0.8% from a year ago.(5)

California’s economy has fully rebounded from the 2001 technology-related downturn.  California is expected to enjoy continued moderate growth in 2006, but at a slower pace than in 2005.

California personal income is expected to increase 5.8% in 2006, following its 6.0% increase in 2005.(6)  Reflecting the continued growth in the economy, California’s unemployment rate has improved to 4.8% in September 2006 from 5.2% in September 2005.(7)

In September 2006, the number of single-family home resales in California decreased 31.7% while the median sales price increased 1.8% from a year ago.(8)

The Washington economy has also recovered from the 2001 technology-related downturn and is expected to post solid gains in 2006.

(2)             Hawaii State Department of Business, Economic Development & Tourism.

(3)             Ibid.

(4)             Hawaii State Department of Labor and Industrial Relations.

(5)             Honolulu Board of Realtors.

(6)             California Department of Finance

(7)             Bureau of Labor Statistics.

(8)             California Association of Realtors.

Washington personal income is expected to increase 4.3% in 2006, following its 7.9% increase in 2005.(9) Washington’s unemployment rate has improved to 5.3% in September 2006 from 5.6% in September 2005.(10)

During the second quarter of 2006, the number of Washington home resales declined 12.5% while the median sales price increased 14.9% from a year ago. (11)

Our results of operations over the remainder of 2006 may be directly impacted by the ability of the economies in Hawaii, California, Washington and other markets we serve to achieve their expected growth. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the economic environment in Hawaii, California, Washington or other markets we serve were to suffer an adverse change, such as a material decline in the real estate market or a material external shock, our results of operations may be negatively impacted.

(9)             Washington State Economic and Revenue Forecast Council.

(10)       Bureau of Labor Statistics.

(11)       Washington Center for Real Estate Research.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” A comparison of net interest income for the three and nine months ended September 30, 2006 and 2005 is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average	Average		Average	Average
(in thousands)	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$6,537	4.83%	$79	$5,176	2.86%	$37
Federal funds sold & securities purchased under agreements to resell	2,332	5.32%	31	10,255	3.39%	87
Investment securities(1)(2)	933,261	4.51%	10,527	1,001,998	4.42%	11,068
Loans, net of unearned income(3)	3,722,846	7.78%	72,444	3,301,377	6.83%	56,366
Federal Home Loan Bank stock	48,797	—	—	48,797	—	—
Total interest earning assets	4,713,773	7.05%	83,081	4,367,603	6.19%	67,558
Nonearning assets	573,797			565,748
Total assets	$5,287,570			$4,933,351

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$424,611	0.13%	$136	$430,737	0.14%	$156
Savings and money market deposits	1,170,817	1.70%	4,969	1,166,751	0.75%	2,196
Time deposits under $100,000	578,530	3.04%	4,392	534,561	2.00%	2,670
Time deposits $100,000 and over	878,472	4.40%	9,658	687,811	2.88%	4,947
Short-term borrowings	85,843	5.69%	1,221	29,804	4.28%	319
Long-term debt	735,814	4.86%	8,949	688,784	4.06%	6,998
Total interest-bearing liabilities	3,874,087	3.03%	29,325	3,538,448	1.95%	17,286
Noninterest-bearing deposits	613,886			648,414
Other liabilities	84,285			79,402
Stockholders’ equity	715,312			667,087
Total liabilities & stockholders’ equity	$5,287,570			$4,933,351

Net interest income			$53,756			$50,272

Net interest margin		4.56%			4.60%

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Average		Average	Average
(in thousands)	Balance	Yield/Rate	Interest	Balance	Yield/Rate	Interest

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	$9,595	4.25%	$306	$13,677	2.36%	$242
Federal funds sold & securities purchased under agreements to resell	2,384	4.75%	85	7,795	2.84%	166
Investment securities(1)(2)	936,062	4.58%	32,140	929,040	4.40%	30,654
Loans, net of unearned income(3)	3,651,835	7.47%	204,603	3,237,027	6.65%	161,338
Federal Home Loan Bank stock	48,797	—	—	48,733	0.74%	272
Total interest earning assets	4,648,673	6.80%	237,134	4,236,272	6.06%	192,672
Nonearning assets	580,529			578,571
Total assets	$5,229,202			$4,814,843

Liabilities & Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$426,299	0.13%	$428	$429,238	0.18%	$578
Savings and money market deposits	1,129,638	1.38%	11,667	1,140,420	0.63%	5,353
Time deposits under $100,000	580,574	2.75%	11,956	545,445	1.92%	7,840
Time deposits $100,000 and over	858,420	3.94%	25,373	658,858	2.57%	12,720
Short-term borrowings	51,302	5.29%	2,035	52,550	2.94%	1,159
Long-term debt	754,295	4.62%	26,163	633,517	3.89%	18,501
Total interest-bearing liabilities	3,800,528	2.72%	77,622	3,460,028	1.78%	46,151
Noninterest-bearing deposits	642,502			624,605
Other liabilities	85,970			90,019
Stockholders’ equity	700,202			640,191
Total liabilities & stockholders’ equity	$5,229,202			$4,814,843

Net interest income			$159,512			$146,521

Net interest margin		4.58%			4.61%

For the third quarter of 2006, net interest income on a taxable equivalent basis totaled $53.8 million, increasing by 6.9% compared to the same period last year. Taxable-equivalent interest income for the third quarter of 2006 increased by $15.5 million or 23.0% reflecting a $16.1 million increase in interest and fees on loans on a $421.5 million or 12.8% increase in average loans. The average yield on loans increased to 7.78% during the quarter from 6.83% in the year-ago-period, reflecting the increase in market interest rates during the period. Interest expense for the third quarter increased by $12.0 million or 69.6% over the third quarter of 2005 reflecting higher market interest rates on deposits and other borrowings. Average interest-bearing deposits increased by $232.6 million or 8.2%, and the average interest rate on those deposits increased by 110 basis points to 2.51%, resulting in a $9.2 million increase in interest on deposits. Interest on long-term debt increased by $2.0 million or 27.9% on a $47.0 million increase in average balance and an 80 basis-point rise in average rate.

Net interest income on a taxable equivalent basis for the first nine months of 2006 totaled $159.5 million, increasing by $13.0 million or 8.9% over the comparable period in 2005.  Taxable-equivalent interest income for the first nine months of 2006 increased by $44.5 million or 23.1% compared to the same period in 2005. Interest and fees on loans increased by $43.3 million on a 12.8% increase in average loans and an 82 basis-point increase in average yield.  Interest income for the first nine months of 2006 also reflected the recognition of $0.7 million in interest income on the payoff of two nonaccrual loans in the first quarter of 2006. Interest expense for the first nine months of 2006 increased by $31.5 million or 68.2% compared to the same period in 2005, reflecting the increase in market interest rates in 2005 and 2006. Interest expense on interest-bearing deposits increased by $22.9 million due to an 8.0% increase in average balances and a 93 basis-point increase in average rates. Interest expense on long-term debt increased by $7.7 million, reflecting a $120.8 million increase in average balance and a 73 basis-point increase in average rate.

The net interest margin was 4.56% and 4.58% for the third quarter and first nine months of 2006, respectively, compared to 4.60% and 4.61%, respectively, for the comparable 2005 periods. The decline in the net interest margin reflects the shift of customer deposits from savings and money market accounts into higher-rate time deposits. We expect net interest margin in the range of 4.50% to 4.60% for the remainder of 2006, assuming we are able to achieve our growth targets and the current competitive pricing environment for loans and deposits does not change dramatically.

Nonperforming Assets

The following table sets forth nonperforming assets and accruing loans delinquent for 90 days or more at the dates indicated.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Nonaccrual loans:
Real estate:
Construction	$—	$—	$—
Mortgage-commercial	2,636	4,223	3,390
Mortgage-residential	5,030	5,995	6,198
Commercial, financial and agricultural	358	2,333	4,456
Consumer	—	—	—
Total nonaccrual loans	8,024	12,551	14,044

Other real estate	—	—	—
Total nonperforming assets	8,024	12,551	14,044

Loans delinquent for 90 days or more:
Real estate:
Construction	96	—	—
Mortgage-commercial	—	7,081	9,724
Mortgage-residential	2,272	297	163
Commercial, financial and agricultural	22	99	62
Consumer	419	427	250
Leases	—	2	—
Total loans delinquent for 90 days or more	2,809	7,906	10,199

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	—	418	420
Commercial, financial and agricultural	—	285	285
Total restructured loans still accruing interest	—	703	705

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest	$10,833	$21,160	$24,948

Total nonperforming assets as a percentage of loans and other real estate	0.21%	0.35%	0.44%

Total nonperforming assets and loans delinquent for 90 days or more as a precentage of loans and other real estate	0.29%	0.57%	0.75%

Total nonperforming assets, loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.29%	0.59%	0.77%

Nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest totaled $10.8 million at September 30, 2006, a decrease of 48.8% from the fiscal 2005 year-end balance of $21.2 million and 56.6% from the year-ago balance of $24.9 million. The decrease from year-end 2005 was primarily due to the payoff of a $1.8 million nonaccrual commercial loan and a $7.1 million delinquent commercial real estate loan in the first quarter of 2006 as well as a $1.9 million nonaccrual commercial mortgage loan in the third quarter of 2006.

Nonaccrual loans totaled $8.0 million as of September 30, 2006. Nonaccrual commercial mortgages at September 30, 2006 were comprised of a single $2.6 million loan secured by a commercial office building on Oahu. Nonaccrual residential mortgage loans included one loan for $4.8 million to a borrower who filed for bankruptcy protection in 2005. Both of these loans are well secured, with no loss anticipated at this time. We believe that the potential loss exposure on total nonaccrual loans has been adequately provided for in the allowance for loan and lease losses (the “Allowance”) as of September 30, 2006.

There was no other real estate at September 30, 2006 and 2005, and December 31, 2005.

Accruing loans delinquent 90 days or more at September 30, 2006 totaled $2.8 million, compared to $7.9 million at year-end 2005 and $10.2 million a year ago. The decline from year-end 2005 was primarily due to the payoff of the $7.1 million commercial real estate loan in the first quarter of 2006.

There were no restructured loans still accruing interest at September 30, 2006 as the loans outstanding as of year-end 2005 and September 30, 2005 were paid in full in the third quarter of 2006.

As of September 30, 2006, there were 7 impaired loans to four borrowers totaling $6.1 million, compared to 10 impaired loans to three borrowers totaling $3.8 million a year ago, and 11 loans to six borrowers totaling $18.9 million at year-end 2005. All impaired loans were comprised primarily of loans secured by commercial properties.

We continue to closely monitor loan delinquencies and impairments and to work with borrowers to resolve loan problems. Any deterioration in the economies of Hawaii, California or Washington may impact loan quality, and may result in increases in nonperforming assets, delinquencies and restructured loans.

Provision for Loan Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Allowance for loan losses:
Balance at beginning of period	$52,914	$51,657	$52,936	$50,703

Provision for loan and lease losses	300	1,000	1,350	2,917

Loan charge-offs:
Commercial, financial and agricultural	127	136	496	1,086
Real estate:
Mortgage-commercial	—	—	—	—
Mortgage-residential	—	—	—	74
Consumer	1,138	810	3,084	2,960
Leases	1	395	19	631
Total loan charge-offs	1,266	1,341	3,599	4,751

Recoveries:
Commercial, financial and agricultural	112	465	229	1,366
Real estate:
Construction	—	—	—	—
Mortgage-residential	37	187	79	554
Mortgage-commercial	3	238	9	518
Consumer	506	451	1,599	1,329
Leases	5	88	8	109
Total recoveries	663	1,429	1,924	3,876

Net loan charge-offs (recoveries)	603	(88)	1,675	875

Balance at end of period	$52,611	$52,745	$52,611	$52,745

Annualized ratio of net loan charge-offs (recoveries) to average loans	0.06%	-0.01%	0.06%	0.04%

The provision for loan and lease losses (the “Provision”) was $0.3 million and $1.4 million for the third quarter and first nine months of 2006, respectively, compared to $1.0 million and $2.9 million, respectively, for the comparable periods in 2005. The decrease in the Provision is reflective of the improvement in asset quality particularly in nonperforming assets and delinquencies.

The Allowance, expressed as a percentage of total loans, was 1.40% at September 30, 2006 compared to 1.49% at year-end 2005 and 1.57% at September 30, 2005. We believe that the Allowance is adequate to cover the credit risks inherent in the loan portfolio. Any economic deterioration in the areas we serve could adversely affect the borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and Provision.

Net loan charge-offs totaled $0.6 million and $1.7 million for the third quarter and first nine months of 2006, compared to net loan recoveries of $0.1 million for the third quarter of 2005 and net loan charge-offs of $0.9 million for the first nine months of 2005. When expressed as an annualized percentage of average loans, net loan charge-offs were 0.06% for the three and nine months ended September 30, 2006, respectively, compared to net loan recoveries of 0.01% and net loan charge-offs of 0.04%, respectively, for the same periods in 2005.

Other Operating Income

Total other operating income of $10.5 million for the third quarter of 2006 decreased by $0.9 million or 8.1% from the same period last year largely due to a decline in mortgage banking revenue, including a $0.3 million decline in loan placement fees and a $0.9 million decline in gains on sales of loans. Mortgage origination activity slowed during the third quarter of 2006, reflecting a decline in real estate sales activity in Hawaii as well as a decline in mortgage refinancing activity. The decline in mortgage banking revenue was partially offset by income from bank-owned life insurance, which increased by $0.6 million due to market value increases and additional insurance purchased in the first quarter of 2006.

For the nine months ended September 30, 2006, total other operating income of $33.7 million increased by $4.1 million or 14.0% over the same period last year. Service charges on deposits increased by $2.3 million, income from bank-owned life insurance increased by $1.1 million and gains on sales of loans increased by $1.1 million during the period, partially offset by a decline in investment securities gains of $1.4 million. The increase in gains on sales of loans reflects the increased residential mortgage lending activity attributed to the acquisition of Central Pacific HomeLoans, Inc. (“CPHL”) in the third quarter of 2005.

Other Operating Expense

Total other operating expense was $31.2 million for the third quarter of 2006, down $1.1 million or 3.5% from the same period in 2005. Other operating expense for the third quarter of 2005 was impacted by $3.5 million in nonrecurring merger-related expenses, including $2.7 million in severance and retention expenses, reported in salaries and employee benefits, and $0.8 million for an additional FDIC deposit insurance assessment, reported in other expense. Salaries and employee benefits for the third quarter of 2006 included the recognition of $0.6 million in stock option expense and increased staffing costs from the CPHL acquisition. Core deposit premium amortization declined by $0.7 million based on the use of a declining amortization schedule. During the third quarter of 2006, we revised our methodology for estimating loss reserves for unfunded loan commitments and off-balance sheet liabilities resulting in a $0.8 million reduction in the reserve for unfunded commitments and a corresponding credit to other expense.

For the first nine months of 2006, total other operating expense of $96.5 million increased by $4.5 million or 4.9% over the same period last year. Salaries and employee benefits increased by

$6.1 million, reflecting increased staffing expense from the CPHL acquisition and $2.0 million in stock option expense. $2.2 million in retirement benefits paid to a former executive officer were recognized in 2006, while $3.8 million in merger-related severance and retention expenses were recorded in 2005. Amortization of core deposit premium declined by $1.7 million, while other expense increased by $0.5 million, due to interest accruing on various tax-related contingencies, offset by a $0.5 million partial refund of an FDIC assessment and the previously-discussed $0.8 million reduction in the reserve for unfunded commitments.

Income Taxes

The effective tax rate was 35.86% and 35.30% for the three and nine months ended September 30, 2006, respectively, compared to 35.05% and 32.82%, respectively, for the same periods in 2005. In the second quarter of 2006, we recognized a $0.5 million tax benefit as a result of an Internal Revenue Service audit of the Company’s 2002 fiscal year. In the first quarter of 2005, we recognized $1.8 million in state tax credits from investments in high-technology businesses in Hawaii. We expect the effective tax rate to approximate 36% for the remainder of 2006. Factors that may affect the effective tax rate for the 2006 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred, the amount of tax credits available to offset future taxable income.

Financial Condition

Total assets at September 30, 2006 grew to $5.4 billion, increasing by $139.8 million or 2.7% compared to year-end 2005 and by $337.3 million or 6.7% from a year ago.

Loans, net of unearned income, grew to $3.8 billion, increasing by $212.3 million or 6.0% over year-end 2005 and by $398.5 million or 11.8% compared to a year ago. The increase over year-end 2005 is attributable to construction loans, which increased by nearly $350 million during the first nine months of 2006, and to residential mortgage loans, which increased by approximately $100 million. These increases were partially offset by decreases in commercial loans of $140 million and commercial mortgages of $100 million during the first nine months of 2006. Our mainland loan production offices contributed approximately 85% of our total loan growth during the first nine months of 2006, while our Hawaii lending activity contributed 15% of our loan growth. During 2006, our Hawaii loan portfolio was impacted by higher than expected loan prepayments and the payoff of $14.1 million in nonaccrual and delinquent loans. Based on current loan pipeline estimates, we expect loan origination activity to remain at or near current levels for the remainder of 2006.

Total deposits at September 30, 2006 of $3.8 billion increased by $139.7 million or 3.8% over year-end 2005 and $311.1 million or 9.0% compared to a year ago.

Noninterest-bearing deposits decreased by $122.7 million or 16.8% in the first nine months of 2006, while interest-bearing deposits increased by $262.4 million or 9.0%. Compared to a year ago, noninterest-bearing deposits decreased by $51.5 million or 7.8%, and interest-bearing deposits increased by $362.6 million or 12.9%. The fluctuation in noninterest-bearing deposits is attributable in part to the transfer of approximately $40 million in deposits from noninterest-bearing accounts to interest-bearing accounts in the third quarter of 2006 in connection with a deposit product realignment. Seasonal fluctuations, particularly in commercial demand deposit accounts, and disintermediation into higher-rate deposit and investment sweep products also contributed to the decline in noninterest-bearing deposits during the year. To generate deposit growth in the competitive Hawaii market, we focus our sales efforts and marketing resources on our premier product, the Exceptional Checking and Savings accounts, which generated the increase in savings and money market balances during the period, supplemented by Free Checking and periodic certificate of deposit specials.

Capital Resources

Shareholders’ equity was $722.9 million at September 30, 2006, compared to $676.2 million at year-end 2005 and $665.0 million a year ago. Book value per share at September 30, 2006 was $23.58, compared to $22.22 at year-end 2005 and $21.87 a year ago.

On July 26, 2006, the board of directors declared a third quarter cash dividend of $0.23 per share, an increase of 21.1% over the $0.19 per share dividend declared in the third quarter of 2005 and an increase of 9.5% over the 2006 second quarter dividend of $0.21 per share. For the first nine months of 2006, dividends declared totaled $0.65 per share, an increase of 20.4% over the $0.54 per share declared in the first nine months of 2005.

In April 2006, the board of directors approved a new stock repurchase program, authorizing the repurchase of up to 600,000 shares of the Company’s common stock on the open market or in privately negotiated transactions from time to time prior to April 30, 2007. The repurchase plan represents approximately 2% of the Company’s currently outstanding common stock. The new repurchase plan replaces the 2002 stock repurchase program. There were no repurchases of common stock in the first nine months of 2006.

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

Regulations on capital adequacy guidelines adopted by the FRB and the Federal Deposit Insurance Corporation (the “FDIC”) are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At September 30, 2006:
Leverage capital	$532,774	10.78%	$197,755	4.00%	$247,194	5.00%
Tier 1 risk-based capital	532,774	11.85	179,885	4.00	269,827	6.00
Total risk-based capital	588,034	13.08	359,770	8.00	449,712	10.00

At December 31, 2005:
Leverage capital	$463,528	9.73%	$190,486	4.00%	$238,108	5.00%
Tier 1 risk-based capital	463,528	10.36	178,984	4.00	268,477	6.00
Total risk-based capital	519,471	11.61	357,969	8.00	447,461	10.00

Central Pacific Bank
At September 30, 2006:
Leverage capital	$506,799	10.17%	$199,307	4.00%	$249,134	5.00%
Tier 1 risk-based capital	506,799	11.29	179,540	4.00	269,310	6.00
Total risk-based capital	562,059	12.52	359,080	8.00	448,850	10.00

At December 31, 2005:
Leverage capital	$423,544	8.98%	$188,709	4.00%	$235,886	5.00%
Tier 1 risk-based capital	423,544	9.48	178,675	4.00	268,012	6.00
Total risk-based capital	479,391	10.73	357,349	8.00	446,687	10.00

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

During the first nine months of 2006, loan growth exceeded deposit growth and was funded from a variety of sources, including proceeds from maturities of investment securities and increases in deposits.

We anticipate that loan demand will continue to exceed deposit growth for the remainder of 2006. Liquidity needs due to excess loan growth is expected to be satisfied by cash flows generated by investment securities maturities and secondary funding sources, such as the Federal Home Loan Bank of Seattle (“FHLB”). Central Pacific Bank is a member of, and maintained a $1.3 billion line of credit with, the FHLB as of September 30, 2006, of which $663.3 million was outstanding. We believe that our current sources of funding are adequate to meet our liquidity needs for the near term.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2006 would not result in a fluctuation of NII that would exceed the established policy limits.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant,as amended (2)
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)
10.2	Split Dollar Life Insurance Plan (5)(15)
10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)

Exhibit No.	Document
10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15)
10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)
10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)
10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)
10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)
10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)
10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)
10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)
10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)
10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)
10.15	Form of Restricted Stock Award Agreement (8)(15)
10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)
10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)
10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)
10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)
14.1	The Registrant’s Code of Conduct and Ethics (17)
14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith.

** Furnished herewith.

(1)                                  Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

(2)                                  Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2006.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 8, 2006	/s/ Clint Arnoldus
Clint Arnoldus
Chief Executive Officer and President

Date: November 8, 2006	/s/ Dean K. Hirata
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