Form 10-K
period 2006-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2007-03-01
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-10777

Central Pacific Financial Corp.

(Exact name of registrant as specified in its charter)

Hawaii	99-0212597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South King Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(808) 544-0500

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, No Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,110,733,000. As of January 31, 2007, the number of shares of common stock of the registrant outstanding was 30,731,206 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part II of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by or with the approval of us that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•       Local, regional, national and international economic conditions and events (including natural disasters) and the impact they may have on us and our customers and our assessment of that impact;

•       Changes in the economy affecting real estate values;

•       Slowdown in construction activity;

•       Changes in the level of non-performing assets and charge-offs;

•       Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•       The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”);

•       Inflation, interest rate, securities market and monetary fluctuations;

•       Political instability;

•       Acts of war or terrorism;

•       The timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•       Changes in consumer spending, borrowings and savings habits;

•       Changes in the financial performance and/or condition of our borrowers;

•       Technological changes;

•       Acquisitions and integration of acquired businesses;

•       The ability to increase market share and control expenses;

•       Changes in the competitive environment among financial holding companies and other financial service providers;

•       The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•       The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•       Changes in our organization, compensation and benefit plans;

•       The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•       Greater than expected costs or difficulties related to the integration of new products and lines of business; and

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

On September 15, 2004, we completed a merger with CB Bancshares, Inc. (“CBBI”). CBBI’s subsidiaries, which became our wholly-owned subsidiaries, included City Bank, CB Bancshares’ banking subsidiary, among others. In February 2005, Central Pacific Bank merged with City Bank, with Central Pacific Bank as the surviving entity.

On August 17, 2005, we completed the acquisition of Hawaii HomeLoans, Inc. (“HHL”), a residential mortgage loan broker. HHL, now known as Central Pacific HomeLoans, Inc., is a wholly-owned subsidiary of Central Pacific Bank.

We refer to Central Pacific Bank herein as our bank or the bank, and when we say “we,” “our” or the “Company,” we mean the holding company on a consolidated basis with the bank and our other consolidated subsidiaries. When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis.

Through our bank, we offer full-service commercial banking, with 38 bank branches and more than 90 ATMs located throughout the State of Hawaii. Our administrative and main offices are located in Honolulu, and we have 31 other branches on the island of Oahu. In addition, we operate three branches on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii. We also have four loan production offices serving customers in California and two loan production offices in the state of Washington. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service community bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans and consumer loans. We derive our income primarily from interest and fees on loans and, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in Hawaii, California and Washington, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. For more information about the regulation of our holding company and bank, see “Supervision and Regulation.”

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

Through our bank, we concentrate our lending activities in four principal areas:

(1)         Commercial Real Estate Lending.   Loans in this category consist primarily of loans secured by commercial real estate, including, but not limited to, structures and facilities to support activities designated as industrial, warehouse, general office, retail, health care, religious and multi-family dwellings. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve. Additionally, liquidation of the collateral is available as a secondary source of repayment.

We have teams of highly experienced officers in Hawaii, California and Washington who specialize in commercial real estate lending and have long-established relationships with major real estate developers.

(2)         Construction Lending.   Construction lending encompasses the financing of residential construction projects, including single-family residential developments, apartment buildings and condominiums, as well as commercial construction projects, such as office buildings, warehouses, and retail complexes. Our underwriting standards for residential construction projects generally require minimum pre-sale contracts, maintenance of appropriate reserves and demonstrated experience with previous development projects. We generally consider projected net cash flows, market feasibility, borrower net worth and experience, as well as collateral value as the primary factors in underwriting commercial construction projects.

As with our commercial real estate lending model, we engage teams of highly experienced officers who specialize and construction lending and who maintain close relationships with major real estate developers in all of our markets.

(3)         Residential Mortgage Lending.   Residential mortgage loans include both fixed and adjustable-rate loans primarily secured by single-family owner-occupied residences. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes or investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $199,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past several years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio.

Through Central Pacific HomeLoans, we have grown our market position in the residential mortgage arena, with dedicated mortgage lending specialists on all major islands in Hawaii.

(4)         Commercial Lending and Leasing.   Loans in this category consist primarily of term loans, lines of credit and equipment leases to small and middle-market businesses and professionals in the State of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Our commercial lending and leasing model involves teams of experienced personnel with established networks of business contacts who focus on marketing loans, deposits and other bank services to new and existing commercial clients.

In addition, we offer deposit products and services including checking, savings and time deposits, cash management and internet banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the State of Hawaii at December 31, 2006, with $3.8 billion in deposits, representing a 15% market share.

The banking and financial services industry in the State of Hawaii generally, and in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization and have greater access to capital markets.

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

Our loan production offices in California and Washington likewise face strong competition in the commercial real estate lending sector. Competitors range from large national banks to regional and community banks. Nonbanks, including brokerage firms, conduits and insurance companies, also compete for commercial real estate lending business. Some of these competitors compete by pricing aggressively and by lowering their underwriting standards. To mitigate these competitive pressures and credit risks, we rely upon our teams of experienced commercial real estate lenders and a lending approach which targets clients with solid track records, substantial net worth and adequate liquidity.

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 83% of our loan portfolio held for investment at December 31, 2006 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.” Our business activities are currently focused primarily in Hawaii, California and Washington, with the majority of our deposit growth generated in Hawaii and the majority of loan growth achieved in 2006 originating in California. Consequently, our results of operations and financial condition are affected by the general economic trends in Hawaii and California, and to a lesser extent in Washington, particularly in the commercial and residential real estate markets.

Our Subsidiaries

Central Pacific Bank is the principal wholly-owned subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: Datatronix Financial Services, Inc., an item processing company that ceased operations in 2006; CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CB Technology, Inc.; CPB Real Estate, Inc.; Citibank Properties, Inc.; CB Technology, Inc. and Central Pacific HomeLoans, Inc.

Central Pacific Bank or its wholly-owned subsidiary, Central Pacific HomeLoans, Inc., also owns 50% of the following Hawaii limited liability corporations: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC and Hawaii Resort Lending, LLC.

Supervision and Regulation

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

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As a bank holding company, Central Pacific Financial Corp. is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System.

The Company is also under the jurisdiction of the Securities and Exchange Commission and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock is listed on the New

York Stock Exchange (“NYSE”) under the trading symbol “CPF,” and we are subject to the rules of the NYSE for companies listed there.

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination, and regulation by the State of Hawaii Division of Financial Institutions (“DFI”) and the FDIC. The bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The DFI separately enjoys many of the same remedial powers.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.

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

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior FRB approval. Central Pacific has not filed a declaration electing Financial Holding Company status and has no current intention to do so.

The BHC Act, the Federal Bank Merger Act, Hawaii law and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Central Pacific Financial Corp.’s cash revenues is from dividends from its subsidiary bank. The ability of our subsidiary bank to pay dividends or make other capital distributions to us is subject to the Hawaii state law that prohibits a state-chartered bank from declaring or paying dividends greater than its retained earnings. As of December 31, 2006, Central Pacific Bank’s retained earnings totaled $278.6 million. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. As of December 31, 2006, the total risk-based capital maintained by Central Pacific Bank in excess of minimum capital requirements was $223.6 million.

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

Source of Strength Doctrine

FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, we are expected to commit resources to support our subsidiary bank, including at times when we may not be in a financial position to provide it. Any capital loan by a bank holding company to any of its subsidiary banks is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

•       Market Risk Capital (Tier 3).   Tier 3 capital includes qualifying unsecured subordinated debt.

We, like other bank holding companies, are required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action it’s Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The FRB has not advised Central Pacific of any specific minimum leverage ratio applicable to it.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

As of December 31, 2006, our capital ratios and the capital ratios of Central Pacific Bank exceeded the minimum thresholds for a “well-capitalized” institution. The following table sets forth actual and required capital ratios as of December 31, 2006 and 2005:

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2006:
Tier 1 risk-based capital	$553,254	12.3%	$179,292	4.0%	$268,939	6.0%
Total risk-based capital	608,192	13.6	358,585	8.0	448,231	10.0
Leverage capital	553,254	10.9	202,538	4.0	253,173	5.0
As of December 31, 2005:
Tier 1 risk-based capital	$477,828	10.7%	$178,984	4.0%	$268,477	6.0%
Total risk-based capital	533,771	11.9	357,969	8.0	447,461	10.0
Leverage capital	477,828	10.0	191,058	4.0	238,822	5.0
Central Pacific Bank
As of December 31, 2006:
Tier 1 risk-based capital	$526,228	11.8%	$178,769	4.0%	$268,154	6.0%
Total risk-based capital	581,166	13.0	357,538	8.0	446,923	10.0
Leverage capital	526,228	10.4	203,325	4.0	254,157	5.0
As of December 31, 2005:
Tier 1 risk-based capital	$437,844	9.8%	$178,675	4.0%	$268,012	6.0%
Total risk-based capital	493,691	11.1	357,350	8.0	446,687	10.0
Leverage capital	437,844	9.3	189,280	4.0	236,601	5.0

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach.

The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the new requirements first become effective in 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

The Company is not an internationally active banking organization and does not expect to opt-in to the A-IRB provisions once they become effective.

Deposit Insurance

Substantially all of the deposits of our bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Our bank subsidiary paid no insurance assessments on these deposits during the most recent semi-annual period. However, in November 2006, the FDIC issued a final rule to be effective January 1, 2007 that creates a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopts a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in increased annual assessments on deposits of our bank subsidiary of 5 to 7 cents for each $100 of domestically held deposits. An FDIC credit for prior contributions is expected to offset the assessment for 2007 and may offset a portion of the assessment for 2008. Significant increases in the insurance assessments our bank subsidiary pays will increase our costs once the credit is utilized or otherwise disposed of.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

In December 2006, Central Pacific Bank agreed to a cease and desist order (the “Order”) with the FDIC and DFI. The Order requires the bank to take additional steps to improve our program for detecting, monitoring and reporting large currency transactions and suspicious activity as mandated by the Bank Secrecy Act (“BSA”). BSA regulations, an integral component of the government’s anti-money laundering initiatives, require banks to detect, monitor and report currency transactions of $10,000 or more and other suspicious activity. The Order, which arose from an annual examination by the FDIC and DFI, requires the bank to take certain specific steps to bring it into compliance in all material respects with the BSA. To date, the bank has implemented numerous improvements that address the requirements of the Order, such as increasing oversight, supervision and staffing of BSA compliance; improving its practices and procedures to monitor and report transactions; and conducting training, as well as providing for auditing and independent testing of bank practices to ensure adherence to tighter BSA standards. The bank is currently implementing new software programs that will monitor transactions as required by these BSA standards. We expect to fully comply with the Order by mid-year 2007 and will seek to have the Order rescinded soon thereafter.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

At January 31, 2007, we employed 1,008 persons, 944 on a full-time basis and 64 on a part-time basis. We are not a party to any collective bargaining agreement.

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

Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

ITEM 1A.   RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should consider carefully the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

Changes in economic conditions, in particular an economic slowdown in Hawaii, California or Washington, could materially hurt our business.

Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions, in particular an economic slowdown in Hawaii, California or Washington, could result in the following consequences, any of which could materially hurt our business:

•       loan delinquencies may increase;

•       problem assets and foreclosures may increase;

•       demand for our products and services may decline;

•       low cost or non-interest bearing deposits may decrease; and

•       collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 83% of our loan portfolio as of December 31, 2006 was comprised of loans collateralized by real estate. An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability could be negatively impacted by an adverse change in the real estate market.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 36% of our real estate loan portfolio as of December 31, 2006 was comprised of construction loans. Repayment of construction loans is often dependent upon the successful completion of the construction project, on time and within budget. If a borrower is unable to complete a construction project, or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. As a result, we may incur loan losses, adversely affecting our profitability.

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

In the fourth quarter of 2006, we repositioned our investment portfolio to reduce our net interest income volatility, as well as increasing our prospective earnings and net interest margin. As a result of the repositioning, we believe that we have reduced our interest rate risk exposure to declining market interest rates and expect a positive impact on 2007 net interest inocme and net interest margin.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations.

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

We maintain an allowance for loan losses to cover expected loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•       The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•       The ability to expand our market position;

•       The scope, relevance and pricing of products and services offered to meet customer needs and demands;

•       The rate at which we introduce new products and services relative to its competitors;

•       Customer satisfaction with our level of service; and

•       Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be unable to comply with the requirements of the Cease and Desist Order relating to compliance with Bank Secrecy Act regulations, which could result in regulatory restrictions on our operations.

Under the terms of the Order, as discussed in “SUPERVISION AND REGULATION—Anti-Money Laundering Initiatives and the USA Patriot Act,” we are required to make specific improvements in our BSA compliance activities. If we are unable to satisfy the requirements imposed in the Order, we may be subject to or restrictions on our banking operations and future growth plans. Such measures could impair our reputation in the community, lead to the loss of customers and adversely affect our profitability and growth prospects.

Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, causing us to incur increased funding costs.

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding costs.

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

The loans made by our mainland loan production offices in California and Washington are generally unseasoned, and any defaults on such loans would adversely affect our financial condition, results of operations and prospects.

At December 31, 2006, loans originated in our California and Washington loan production offices totaled $1.1 billion, or 29% of our total loan portfolio. In light of the limited operating history of our mainland loan production offices described in the previous risk factor, all of those loans were originated after January 1, 2003. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for commercial property within the relative market. If the market for commercial property experiences a decline in demand, commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and prospects.

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we require an environmental review before initiating any foreclosure action on real property, these other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Governmental regulation may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRB. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•       the capital that must be maintained;

•       the kinds of activities that can be engaged in;

•       the kinds and amounts of investments that can be made;

•       the locations of offices;

•       insurance of deposits and the premiums that we must pay for this insurance; and

•       how much cash we must set aside as reserves for deposits.

We may be unsuccessful in our federal or Hawaii state tax appeals, or ongoing tax audits may result in additional tax liabilities.

We are currently appealing certain tax assessments by the Internal Revenue Service and the State of Hawaii Department of Taxation. While we believe that we have properly applied the relevant income tax statutes and have obtained supporting opinions from tax consultants, we may be unsuccessful in one or more of our appeals. While we have established contingency reserves as deemed appropriate, adverse decisions or settlements could result in income tax and related interest exposure in excess of amounts reserved. The potential tax exposure that has not been reserved amounted to $4.1 million at December 31, 2006. A discussion of significant tax positions is provided in note 17 to the Consolidated Financial Statements.

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

We face risks associated with future acquisitions.

Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act and the CRA, as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Subject to our ability to successfully address these regulatory concerns, we may pursue future acquisition opportunities. Risks commonly encountered in existing and future acquisitions include, among other things:

•       The difficulty of integrating the operations and personnel of acquired companies and branches;

•       The potential disruption of our ongoing business;

•       The potential diversion of our management’s time and attention;

•       The inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems;

•       The inability of our management to comply with reporting requirements;

•       The inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management;

•       The potential exposure to unknown or contingent liabilities of the acquired company;

•       Exposure to potential asset quality issues of the acquired company;

•       The possible loss of key employees and customers of the acquired company;

•       Difficulty in estimating the value of the acquired company; and

•       Potential changes in banking or tax laws or regulations that may affect the acquired company.

We may not be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our integration of operations of banks or branches that we acquire may not be successfully accomplished and may take a significant amount of time. Our inability to improve the operating performance of banks and branches we have acquired or to successfully integrate their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to hire additional employees and retain consultants to assist with integrating our operations, and we cannot assure you that those individuals or firms will perform as expected or be successful in addressing these issues.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and our price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

The ability of the banks to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the FDIC and Hawaii law as further described in the Supervision and Regulation section of Item 1. Business. As of December 31, 2006, Central Pacific Bank could have paid, in the aggregate, approximately $223.6 million in dividends without the prior approval of the FDIC.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people, and there are a limited number of qualified persons with knowledge of and experience in the banking industry in each of our markets. Furthermore, recent demand for skilled finance and accounting personnel among publicly traded companies has increased the importance of attracting and retaining these people. Competition for the best people can be intense given the tight labor market in Hawaii and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Regardless of whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

Certifications

The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2006. Last year, the Company submitted to the New York Stock Exchange on May 18, 2006 its annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards required by NYSE rule 303A.12. This year, the Company intends to submit to the NYSE its annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for May 22, 2007.

ITEM 2.   PROPERTIES

We hold title to the land and building in which our headquarters, Kaimuki branch office, Hilo branch office, Kailua-Kona branch office, Pearl City branch office, and certain operations offices are located. We also hold title to the buildings in which our Moiliili, McCully, Kalihi and Beretania branch offices and operations center are located, a portion of the land underlying a commercial office building in which our residential mortgage lending subsidiary is housed, as well as a portion of land on which the Moiliili branch office and the data processing operations offices are located. The remaining lands on which the Moiliili branch and the data processing operations offices are located, as well as all of the land on which the McCully, Kalihi and Beretania branch offices are located, are leased. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 50 other properties including our remaining branch offices, a data processing center, seven loan production and support offices in California and Washington. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments, see Note 16 to the Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us. In the opinion of management, all such matters are without merit or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2001 and ending December 31, 2006. The graph assumes the investment of $100 on December 31, 2001.

Indexed Total Annual Return
(as of December 31, 2006)

The following table sets forth information on the range of high and low sales prices of our common stock, as reported by the NYSE, for each full quarterly period within 2006 and 2005:

	Years Ended December 31,
	2006		2005
	High	Low	High	Low
First quarter	$39.33	$33.55	$38.79	$33.20
Second quarter	$40.15	$33.30	$37.68	$31.10
Third quarter	$39.48	$34.34	$37.82	$33.10
Fourth quarter	$39.79	$35.50	$38.28	$31.87

As of December 31, 2006, there were 3,488 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

We have paid regular quarterly cash dividends since 1988. The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2006 and 2005:

	Years Ended December 31,
	2006	2005
First quarter	$0.21	$0.16
Second quarter	$0.21	$0.19
Third quarter	$0.23	$0.19
Fourth quarter	$0.23	$0.19

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

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2006, we had approximately $108 million of our junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, or if we fail to comply with certain covenants under the related indentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures and until we comply with the covenants under the related indentures.

Our ability to pay dividends is also limited by certain restrictions imposed on Hawaii corporations. We may pay dividends out of funds legally available at such times as our board of directors determines are appropriate. For information regarding the dividend payments made by Central Pacific Financial Corp. and its subsidiaries see the discussion under the section captioned “Capital Resources,” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2006.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2006. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data..”

	Year Ended December 31,
Selected Financial Data	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$320,381	$263,250	$150,389	$110,231	$118,462
Total interest expense	109,532	66,577	30,217	20,178	29,483
Net interest income	210,849	196,673	120,172	90,053	88,979
Provision for loan losses	1,350	3,917	2,083	700	1,000
Net interest income after provision for loan losses	209,499	192,756	118,089	89,353	87,979
Other operating income	43,156	41,002	22,018	15,834	15,282
Other operating expense	132,163	124,772	86,131	55,578	55,023
Income before income taxes	120,492	108,986	53,976	49,609	48,238
Income taxes	41,312	36,527	16,582	15,669	14,955
Net income	79,180	72,459	37,394	33,940	33,283
Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$5,933	$9,813	$52,978	$5,145	$39,358
Investment securities(1)	898,358	925,285	850,821	540,785	527,512
Loans	3,846,004	3,552,749	3,099,830	1,443,154	1,289,892
Allowance for loan losses	52,280	52,936	50,703	24,774	24,197
Goodwill	297,883	303,358	284,712	—	—
Core deposit premium	31,898	35,795	49,188	—	—
Total assets	5,487,192	5,239,139	4,651,902	2,170,268	2,028,163
Core deposits(2)	2,860,926	2,814,435	2,716,973	1,419,100	1,280,471
Total deposits	3,844,483	3,642,244	3,327,026	1,753,284	1,641,101
Long-term debt	740,189	749,258	587,380	184,184	147,155
Total shareholders’ equity	738,139	676,234	567,862	194,599	173,443
Per Share Data:
Basic earnings per share	$2.60	$2.42	$1.90	$2.12	$2.09
Diluted earnings per share	2.57	2.38	1.87	2.07	2.04
Cash dividends declared	0.88	0.73	0.64	0.64	0.40
Book value	24.04	22.22	20.17	12.11	10.86
Diluted weighted average shares outstanding (in thousands)	30,827	30,487	20,017	16,397	16,326
Financial Ratios:
Return on average assets	1.50%	1.48%	1.25%	1.64%	1.74%
Return on average shareholders’ equity	11.16	11.16	12.37	18.33	20.55
Net income to average tangible shareholders’ equity	21.01	22.88	18.45	18.33	20.55
Efficiency ratio(3)	49.67	49.59	57.77	51.94	52.17
Net interest margin(4)	4.55	4.63	4.51	4.79	5.11
Net charge-offs to average loans	0.05	0.05	0.06	0.01	0.04
Nonperforming assets to year-end loans & other real estate(5)	0.23	0.35	0.35	0.25	0.18
Allowance for loan losses to year-end loans	1.36	1.49	1.64	1.72	1.88
Allowance for loan losses to nonaccrual loans	583.61	421.77	492.79	688.74	5,511.85
Dividend payout ratio	33.85	30.17	33.68	30.19	19.14

(1)             Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)             Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)             Efficiency ratio is derived by dividing other operating expense excluding amortization of intangible assets by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions).

(4)             Computed on a taxable equivalent  basis using an assumed income tax rate of 35%.

(5)             Nonperforming assets include nonaccrual loans and other real estate.

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

•       Deposits: We strive to provide exceptional customer service and products that meet our customers’ needs, like our Exceptional Account and Totally Free Checking and maintenance of a broad branch and ATM network in the state of Hawaii. Raising funds through our deposit accounts enables us to support our lending activities. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

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

Executive Overview

2006 can be characterized as a year of accomplishments and challenges.

•       We experienced an 8.3% increase in our loan portfolio, led by strong growth in construction lending.

•       Deposits increased by 5.6% despite a very competitive environment.

•       We posted net income of $79.2 million, representing record earnings for our Company.

•       We agreed to a cease and desist order with the FDIC and the DFI requiring us to improve compliance with the detection, monitoring and reporting requirements of the Bank Secrecy Act.

Our primary focus in 2006 was expanding and solidifying deposit relationships to support our strong loan demand and to mitigate the impact of competitive factors and interest rate-driven shifts in deposit composition. We also dedicated significant attention to enhancing our risk monitoring systems and improving our compliance processes. Asset quality remained strong, with a net loan charge-off ratio of 0.05% for the year and the ratio of nonperforming assets to loans and other real estate of 0.23% as of year-

end 2006. Our key profitability measures held steady, with net income to average tangible shareholders’ equity at 21.01%, return on average assets at 1.50% and the efficiency ratio at 49.67%. For a further discussion of these trends and other factors affecting our business, see “Overview of Results of Operations.”

An annual examination of the bank by the FDIC and DFI identified weaknesses in our BSA compliance program that resulted in the issuance of a cease and desist order. We have devoted substantial attention and increased resources to the remediation of deficiencies in our compliance efforts and expect to fully comply with the Order by mid-year 2007. See “SUPERVISION AND REGULATION—Anti-Money Laundering Initiatives and USA Patriot Act,” for further discussion.

Business Environment

The majority of our operations are concentrated in the states of Hawaii and California, and to a lesser extent, Washington. Accordingly, our business performance is directly affected by conditions in the banking industry, macro economic conditions and real estate market in those states. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income.

General economic conditions in Hawaii moderated in 2006 after two years of exceptional growth in 2004 and 2005. Tourism remains Hawaii’s most significant economic driver, and according to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), 7.4 million visitors visited the state in 2006, down slightly from the record 7.5 million visitor arrivals in 2005. However, increased daily visitor spending boosted total visitor spending to a record $12 billion, an increase of 2.9% over 2005. The Department of Labor and Industrial Relations reported that Hawaii’s unemployment rate was 2.0% in December 2006, compared to 2.7% in December 2005. Hawaii’s unemployment rate ranked the lowest among the 50 states, well below the national unemployment rate of 4.5%. The DBEDT projects real personal income growth to approximate 2.1% in 2006, and remain in the 2.1-2.3% range in 2007 through 2009. The DBEDT also projects Real Gross State Product growth of 3.3% in 2006 and approximately 2.4% growth per annum in the next three years.

With real estate lending as a primary focus, including construction loans, residential mortgages and commercial mortgages, we are also dependent on the strength of the real estate market. Following several years of strong growth, the Hawaii real estate market cooled in 2006. According to the Honolulu Board of Realtors, for the full year 2006, Oahu unit sales volume was down 13% for single-family homes and down 20% for condominiums. Additionally, the median sales prices in 2006 for single-family homes and condominiums on Oahu were $630,000 and $310,000, respectively, representing increases of 7% and 15%, respectively, over the median prices in 2005. Expectations are for the Hawaii real estate market to continue to moderate with slight declines in unit sales volumes and sales prices likely in 2007.

The economy in California also experienced moderate growth in 2006. Over the 12 months ending in October 2006, California nonfarm employment grew by 163,800 jobs, or 1% from a year ago, according to the California Department of Finance (“CDOF”). CDOF also reported that California’s unemployment rate in October 2006 of 4.5% was the state’s lowest in at least 30 years. The California Association of Realtors (“CAR”) reported that December 2006 unit home sales declined 15%, while the median price increased 4%, from year ago levels. CAR forecasts a modest decline in home prices and unit sales in 2007.

The Washington economy continued to expand led by gains at Microsoft and Boeing. According to the Washington State Employment Security Department, the seasonally adjusted unemployment rate was 5.0% in December 2006, a decrease of 0.2% from the year-ago rate. From the Washington State Economic and Revenue Forecast Council, or ERFC, total payroll employment in Washington rose 3% in fiscal 2006, up from 2% in 2005. Booming construction growth coupled with strong growth in both aerospace and software accounted for the improved employment picture. Employment growth is forecasted to moderate over the next year due to a leveling off of construction employment and slower aerospace employment growth. The Washington Center for Real Estate Research reported that third quarter 2006 unit home sales declined 16%, while the median price increased 12%, from year ago levels.

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

Allowance for Loan Losses   We maintain the allowance for loan losses, or the Allowance, at an amount we expect to be sufficient to absorb probable losses inherent in our loan portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate net loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing, specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan losses, or the Provision, is recorded to maintain the Allowance at an appropriate level.

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

Goodwill and Other Intangible Assets   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape.

Our impairment assessment of goodwill and other intangible assets involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Estimating future cash flows and determining fair values of the reporting units is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of the impairment charge.

Deferred Tax Assets and Tax Contingencies   We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred taxes assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated, or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

We have established income tax reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when it is deemed probable that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes, and where ethe potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of favorable outcome is inaccurate, we could incur additional income tax and interest expense than would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Defined Benefit Retirement Plan   Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 14 to the Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2006, we used a weighted-average discount rate of 5.9% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2006 and the amount of pension expense to be recorded in 2007. At December 31, 2005, a weighted-average discount rate of 5.7% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2005 and the amount of pension expense recorded in 2006. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2006, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2007 pension expense by $0.1 million and year-end 2006 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2007 pension expense by $0.1 million.

Overview of Results of Operations

Our net income in 2006 of $79.2 million increased by $6.7 million, or 9.3%, over the $72.5 million earned in 2005, which increased by $35.1 million, or 93.8%, over the $37.4 million earned in 2004. Net income in 2006 included after-tax charges totaling $3.8 million relating to executive retirement expenses, income tax liability adjustments, investment securities portfolio repositioning and an employee benefit-related liabilities adjustment that are not expected to recur in 2007. The increase in net income in 2006 reflected growth in net interest income and other operating income which more than offset increased operating expenses. The substantial increase in our net income in 2005 was principally a result of the full year effect and the merger of CBBI, as compared to the three and one half months of combined earnings in 2004. Diluted earnings per share of $2.57 increased by $0.19 or 8.0% compared to the $2.38 earned in

2005, which increased by 27.3% from the $1.87 earned in 2004. Cash dividends declared of $0.88 per common share increased by 20.5% over the dividends of $0.73 per share declared in 2005, which increased by 14.1% over the dividends of $0.64 per share declared in 2004. Return on average assets of 1.50% in 2006 increased slightly over the 1.48% in 2005, which increased from 1.25% in 2004.

Return on average equity was 11.16% in 2006 and 2005, compared to 12.37% in 2004. Our efficiency ratio, which measures operating expenses before intangible amortization as a percentage of tax-equivalent total revenue, was 49.67%, compared to 49.59% in 2005 and 57.77% in 2004. The significant items affecting the comparability of the five years’ performance include: (1) $2.3 million in stock option expense recognized in 2006 in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”); (2) $2.1 million in executive retirement expenses incurred in 2006; (3) $1.1 million in tax charges for income tax liability adjustments in 2006; (4) $5.5 million, $9.3 million and $1.4 million in nonrecurring integration, severance and merger-related expenses incurred in 2005, 2004 and 2003, respectively; (5) incremental earnings of HHL since August 17, 2005 and of CBBI since September 15, 2004, the effective dates of the respective acquisitions; (6) issuance of 2.0 million shares of common stock in a public offering in March 2005 and 11.9 million shares of common stock in September 2004 in connection with the CBBI acquisition; and (7) net amortization of core deposit premium and other purchase accounting valuation adjustments, and interest expense on trust preferred securities issued to finance the CB Bancshares acquisition.

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

Table 1.  Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2006			2005			2004
		Average			Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest	Balance	Rate	of Interest
(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$11,919	4.61%	$550	$13,205	2.64%	$349	$18,400	1.57%	$289
Federal funds sold	2,880	4.97	143	5,956	2.87	171	5,989	1.50	90
Taxable investment securities(1)	799,583	4.42	35,313	807,216	4.25	34,336	579,635	4.21	24,385
Tax-exempt investment securities(1)	136,809	5.71	7,815	130,889	6.21	8,125	103,944	6.61	6,867
Loans(2)	3,689,979	7.57	279,246	3,301,277	6.75	222,841	1,986,872	6.07	120,684
Federal Home Loan Bank stock	48,797	0.10	49	48,749	0.56	272	24,725	1.92	475
Total interest earning assets	4,689,967	6.89	323,116	4,307,292	6.18	266,094	2,719,565	5.62	152,790
Nonearning assets	581,677			575,933			281,213
Total assets	$5,271,644			$4,883,225			$3,000,778
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$426,828	0.13%	$566	$429,798	0.17%	$730	$238,201	0.16%	$381
Savings and money market deposits	1,153,651	1.53	17,684	1,131,964	0.69	7,859	851,354	0.45	3,795
Time deposits under $100,000	590,335	2.84	16,750	548,043	2.00	10,953	312,809	1.69	5,297
Time deposits $100,000 and over	876,513	4.18	36,669	684,938	2.75	18,844	428,672	1.72	7,390
Short-term borrowings	41,401	5.31	2,197	56,757	3.27	1,858	36,756	2.00	735
Long-term debt	755,378	4.72	35,666	660,992	3.98	26,333	361,181	3.49	12,619
Total interest-bearing liabilities	3,844,106	2.85	109,532	3,512,492	1.90	66,577	2,228,973	1.36	30,217
Noninterest-bearing deposits	628,736			634,035			412,701
Other liabilities	89,558			87,699			56,704
Shareholders’ equity	709,244			648,999			302,400
Total liabilities and shareholders’ equity	$5,271,644			$4,883,225			$3,000,778
Net interest income			$213,584			$199,517			$122,573
Net interest margin		4.55%			4.63%			4.51%

(1)              At amortized cost.

(2)              Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(34)	$235	$201	$(82)	$142	$60
Federal funds sold	(88)	60	(28)	—	81	81
Taxable investment securities	(324)	1,301	977	9,581	370	9,951
Tax-exempt investment securities	368	(678)	(310)	1,781	(523)	1,258
Loans	26,237	30,168	56,405	79,784	22,373	102,157
Federal Home Loan Bank stock	—	(223)	(223)	461	(664)	(203)
Total interest earning assets	26,159	30,863	57,022	91,525	21,779	113,304
Interest-bearing liabilities
Interest-bearing demand deposits	(5)	(159)	(164)	307	42	349
Savings and money market deposits	150	9,675	9,825	1,263	2,801	4,064
Time deposits under $100,000	846	4,951	5,797	3,975	1,681	5,656
Time deposits $100,000 and over	5,268	12,557	17,825	4,399	7,055	11,454
Short-term borrowings	(502)	841	339	400	723	1,123
Long-term debt	3,757	5,576	9,333	10,463	3,251	13,714
Total interest-bearing liabilities	9,514	33,441	42,955	20,807	15,553	36,360
Net interest income	$16,645	$(2,578)	$14,067	$70,718	$6,226	$76,944

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income expressed on a taxable-equivalent basis, totaled $213.6 million in 2006, increasing by $14.1 million or 7.1% over the net interest income of $199.5 million in 2005, which increased by $76.9 million or 62.8% over the net interest income of $122.6 million recognized in 2004. The increases in net interest income reflect increases in average loans and deposits generated organically in each of the years presented, as well as the impact of the CB Bancshares merger in 2004. In addition, the movement in interest rates contributed positively to the increase in net interest income in 2005 but had the opposite effect in 2006.

Interest Income

Interest income expressed on a taxable-equivalent basis of $323.1 million in 2006 increased by $57.0 million or 21.4% over the $266.1 million earned in 2005, which increased by $113.3 million or 74.2% from $152.8 million in 2004. Primary sources of interest income include interest on loans, which represented 86.4%, 83.7% and 79.0% of interest income in 2006, 2005 and 2004, respectively, as well as interest earned on investment securities, which represented 10.9%, 12.9% and 15.6% of interest income in 2006, 2005 and 2004, respectively. As depicted in Table 2, the increase in interest income in 2006 is due primarily to the increase in average loan balances and the increase in average yields thereon. Average interest earning assets of $4.7 billion in 2006, increased by $382.7 million or 8.9% over 2005’s average balance due largely to an increase of $388.7 million or 11.8% in average loans. The average yield on interest earning assets of 6.89% in 2006 increased by 71 basis points over the 2005 average yield of 6.18%, with loan yields increasing by 82 basis points to reflect the increase in the general level of market interest rates. Comparing 2005 results to those of 2004, the increase in interest income can be attributed to increases of $1.3 billion or 66.2% in average loans and $254.5 million or 37.2% in average investment securities. The increases in average balances in 2006 and 2005 reflect organic loan growth, particularly in the construction lending portfolio. Loans and investment securities also increased in 2005 as a result of the CB Bancshares merger and the effect of several capital markets leveraging strategies employed.

Interest Expense

Interest expense of $109.5 million in 2006 increased by $43.0 million or 64.5% compared to $66.6 million in 2005, which increased by $36.4 million or 120.3% compared to $30.2 million in 2004. In 2006, average interest-bearing liabilities of $3.8 billion increased by $331.6 million or 9.4%, including increases of $252.6 million in average interest-bearing deposits and $94.4 million in average long-term debt. The average rate on interest-bearing liabilities increased by 95 basis points due primarily to a 98 basis-point increase in rates paid on interest-bearing deposits. Competitive pricing in the Hawaii market, coupled with promotional rates offered in connection with our Exceptional Account campaigns resulted in the higher funding costs in 2006, particularly for savings and money market deposits and time deposits of $100,000 and over. In 2005, increases in average interest-bearing liabilities and the averages rates paid thereon were the primary drivers of the increase in interest expense. Average interest-bearing liabilities of $3.5 billion in 2005 increased by $1.3 billion or 57.6% over 2004, including an increase in average interest-bearing deposits of $963.7 million. The increase in average interest-bearing deposits in 2005 was attributed to the deposits acquired in the CB Bancshares merger and organic growth in commercial and retail deposits generated through sales and referral campaigns. The average rate paid on interest-bearing deposits increased by 45 basis points in 2005, following general market interest rate trends during the period. Average long-term debt of $661.0 million increased by $299.8 million or 83.0% in 2005 as compared to the prior year, reflecting the borrowings assumed in the CB Bancshares merger, coupled with subordinated debt issued in 2004, the proceeds of which were used to fund the cash component of the CB Bancshares merger consideration.

Net Interest Margin

Our net interest margin was 4.55%, 4.63% and 4.51% in 2006, 2005 and 2004, respectively. The decline in net interest margin in 2006 and the increase in net interest margin in 2005 can be attributed to the differences in timing of rate movements in our interest earning assets and interest-bearing liabilities. In 2005, the 56 basis-point increase in yield on total interest earnings assets exceeded the 54 basis-point increase in rate on total interest-bearing liabilities. In contrast, the 71 basis-point increase in yield on interest earning assets experienced in 2006 fell short of the 95 basis-point increase in average rate on interest-bearing liabilities. The mismatched timing of rate movements resulted from delayed deposit repricings in the Hawaii market.

Based on our expectations for loan and deposit growth and market interest rate movements in 2007, we anticipate stable-to-declining asset yields and moderate increases in deposit rates, resulting in further compression of our net interest margin to a range of 4.40% to 4.50% for the coming year. However, our ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, our ability to fund that asset growth with relatively low-cost core deposits and competitive pricing factors will directly impact our anticipated future net interest margins and net interest income.

Other Operating Income

Table 3 sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income from fiduciary activities	$2,915	$2,431	$2,224
Service charges on deposit accounts	14,408	11,782	7,150
Other service charges and fees	12,188	11,234	6,737
Equity in earnings of unconsolidated subsidiaries	576	767	173
Fees on foreign exchange	765	787	648
Loan placement fees	1,767	1,780	288
Gains on sales of loans	4,863	4,913	1,651
Investment securities gains (losses)	(1,510)	1,550	(19)
Income from bank-owned life insurance	3,989	2,205	1,687
Other	3,195	3,553	1,479
Total other operating income	$43,156	$41,002	$22,018
Total other operating income as a percentage of average assets	0.82%	0.84%	0.73%

Total other operating income of $43.2 million in 2006 increased by $2.2 million or 5.3% over the $41.0 million in earned in 2005, which increased by $19.0 million or 86.2% over the $22.0 million earned in 2004. In 2006, service charges on deposit accounts increased by $2.6 million, or 22.3%, over 2005’s revenue due primarily to higher non-sufficient funds (“NSF”) fees, and income from bank-owned life insurance increased by $1.8 million, or 80.9%, due to additional purchases of insurance during the year. $1.5 million in losses recognized on a $109 million investment securities repositioning compares with a $1.6 million gain realized in 2005, creating a $3.1 million negative impact on the year-over-year growth in total other operating income.

For 2005, the most notable increases in total other operating income included a $4.6 million or 64.8% increase in service charges on deposits and a $5.1 million or 72.5% increase in other service charges and fees. Increases were attributable to a combination of the CBBI and HHL acquisitions in general, and specifically to higher NSF fees and residential mortgage servicing fees, respectively. Investment securities gain (losses) swung from a net loss in 2004 to a net gain of $1.6 million in 2005, and gains on sales of loans increased by $4.2 million or 252.0% due to the higher level of mortgage origination activity resulting from the two acquisitions. Other income of $3.6 million in 2005 increased by $2.1 million or 140.2% over 2004 due largely to the CB Bancshares merger.

Total other operating income as a percentage of average assets were 0.82% in 2006, 0.84% in 2005 and 0.73% in 2004.

Other Operating Expense

Table 4 sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$73,211	$64,963	$43,252
Net occupancy	9,218	9,666	6,550
Equipment	4,864	4,873	3,151
Amortization of core deposit premium	3,897	6,266	2,581
Communication	4,642	4,174	2,267
Legal and other professional services	8,575	8,014	8,660
Computer software expense	2,818	2,798	2,450
Advertising expense	2,569	2,347	2,885
Other	22,369	21,671	14,335
Total	$132,163	$124,772	$86,131
Total other operating expense as a percentage of average assets	2.51%	2.56%	2.87%

Total other operating expense of $132.2 million in 2006 increased by $7.4 million or 5.9% over 2005’s expenses of $124.8 million, which increased by $38.6 million or 44.9% compared to 2004. Nonrecurring merger-related expenses of $5.5 million and $9.3 million in 2005 and 2004, respectively, and the inclusion of CBBI’s and HHL’s operating expenses beginning September 15, 2004 and August 17, 2005, respectively, contributed to the increased level of operating expenses. Salaries and employee benefits of $73.2 million in 2006 increased by $8.2 million or 12.7% over 2005’s $65.0 million, which increased by $21.7 million or 50.2% over 2004. In 2006, stock option expense of $2.3 million was recognized as a result of the implementation of SFAS 123R, and $2.2 million in executive retirement expenses were incurred, contributing to the increase in salaries and employee benefits in 2006. The full-year impact of the HHL acquisition and a $1.2 million decline in loan origination cost deferrals, attributable primarily to declines in mortgage loan origination volume, explains the majority of the remaining increase. Nonrecurring merger-related expenses included in salaries and employee benefits, primarily severance and retention payments, totaled $3.3 million in 2005 and $4.0 million in 2004. Net occupancy expense of $9.2 million decreased by $0.4 million or 4.6% in 2006 from 2005’s $9.7 million, which increased by $3.1 million or 47.6% over 2005. The 2005 increase was reflective of the costs of the branches and loan production offices acquired in the CB Bancshares merger. Amortization of core deposit premium totaled $3.9 million in 2006 compared to $6.3 million in 2005 and $2.6 million in 2004. The decrease in amortization expense from 2005 to 2006 was reflective of a third-party valuation of the core deposit premium that was finalized in 2005 and resulted in a revision of the amortization period from 10 years to 15 years. Legal and other professional service fees of $8.6 million increased by $0.6 million or 7.0% in 2006 compared to 2005, which decreased by $0.6 million or 7.5% compared to 2004. The majority of the increase in 2006 is attributable to increases in consulting and other professional fees. Nonrecurring merger-related expenses included in legal and other professional fees totaled $0.4 million and $3.0 million in 2005 and 2004, respectively. Other expenses of $22.4 million in 2006 increased by $0.7 million or 3.2% over the $21.7 million incurred in 2005, which increased by $7.3 million or 51.2% over 2004. In addition to the impact of the HHL acquisition, the primary contributors to the increase in other expenses in 2006 included a $1.0 million increase in interest accruals on income tax contingencies and a $0.9 million increase in amortization expense of investments in unconsolidated subsidiaries in 2006, which was offset by $0.5 million partial refund of an FDIC deposit insurance assessment that was paid in 2005. The increase in other expenses from 2004 to 2005 was attributable to the CBBI merger and a $1.5 million increase in amortization of mortgage servicing rights.

Total other operating expense as a percentage of average assets were 2.42% in 2006, 2.56% in 2005 and 2.87% in 2004. A key measure of operating efficiency tracked by management is the efficiency ratio, which measures operating expense before amortization of intangibles as a percentage of total tax-equivalent revenue (tax-equivalent net interest income and other operating income, excluding investment securities gains and losses). Our efficiency ratio was 49.67% in 2006, compared to 49.59% in 2005 and 57.77% in 2004. The efficiency ratios for each of these years were adversely impacted by the unusual and non-recurring expenses recognized. We anticipate a slight increase in the efficiency ratio in 2007 as we continue to make strategic investments in personnel, products and systems to enhance our capabilities for the future.

Income Taxes

Income tax expense totaled $41.3 million in 2006, increasing from $36.5 million in 2005 and $16.6 million in 2004. The effective tax rate was 34.29% in 2006, 33.52% in 2005 and 30.72% in 2004. The increase in effective tax rates reflects the increasing proportion of income subject to taxation in the State of California, which has a higher state tax rate than the State of Hawaii. Income tax expense in 2006 also reflects a $1.2 million adjustment to our income tax liability relating to our accounting for the net income tax benefits from tax credits earned. We recorded net reductions in taxes of approximately $3.6 million, $2.1 million and $1.4 million in 2006, 2005 and 2004, respectively, attributable to high-technology and energy conservation tax credits. The state’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.

Financial Condition

Total assets of $5.5 billion at December 31, 2006 increased by $248.1 million or 4.7% over the $5.2 billion at year-end 2005. Investment securities totaled $898.4 million, a decrease of $26.9 million or 2.9%, and loans totaled $3.8 billion, an increase of $293.3 million or 8.3% over year-end 2005. Total deposits of $3.8 billion increased by $202.2 million or 5.6%, and shareholders’ equity of $738.1 million increased by $61.9 million or 9.2% during the year.

Loan Portfolio

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

Loans total $3.8 billion at December 31, 2006, increasing by $293.3 million or 8.3% over the $3.6 billion at year-end 2005, which increased by $452.9 million or 14.6% over the $3.1 billion held at year-end 2004. Growth in our construction portfolio and residential mortgage lending continued through 2006 and construction loans and residential mortgage loans increased by 68.2% and 13.0%, respectively, compared to 2005. The growth in our construction portfolio and residential mortgage lending were partially offset by a slowdown in our commercial, financial and agricultural lending, as well as our commercial mortgage lending, which decreased by 30.2% and 8.7%, respectively, when compared to 2005 levels.

During 2006, approximately $196.2 million, or 67% of total loan growth was derived from our offices in California, and approximately $26.2 million or 9% of total loan growth was generated in Washington. Our Hawaii lending activities were 24% of total loan growth and were negatively impacted by large, unanticipated loan prepayments, particularly from our commercial mortgage portfolio, resulting from our borrowers’ sales of the subject properties.

To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral, and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

Table 5 sets forth information regarding outstanding loans by category as of the dates indicated.

Table 5. Loans by Categories

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial, financial and agricultural	$404,259	$579,070	$554,021	$283,560	$262,771
Real estate:
Construction	1,139,585	677,383	361,340	140,505	117,879
Mortgage:
—residential	897,216	793,719	710,855	391,367	312,560
—commercial	1,158,755	1,269,232	1,239,242	558,974	540,111
Consumer	195,448	187,951	198,573	68,748	56,571
Leases	50,741	45,394	35,799	—	—
Total loans	3,846,004	3,552,749	3,099,830	1,443,154	1,289,892
Allowance for loan and lease losses	52,280	52,936	50,703	24,774	24,197
Net loans	$3,793,724	$3,499,813	$3,049,127	$1,418,380	$1,265,695

Commercial, Financial and Agricultural   Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the State of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Commercial loans decreased by $174.8 million or 30.2% to $404.3 million at year-end 2006. The increase experienced in 2004 of $270.5 million was largely a result of the CB Bancshares merger. Our approach to commercial lending involves teams of lending and cash management personnel who focus on marketing loans, deposits and other bank services to new and existing commercial clients. We have also been successful in hiring experienced personnel with established networks of business contacts to support commercial sales efforts. Sustained long-term growth in this loan category will be dependent upon local economic conditions, interest rate levels, competitive market conditions and other external factors.

Real Estate—Construction   Construction loans offered include both residential and commercial development projects. Each construction project is evaluated for economic viability, and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required. A construction loan poses higher credit risks than typical secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project. Careful consideration of the ability and reputation of the developer and close monitoring of a project during the construction phase by construction lending specialists is required to mitigate the higher level of risk in construction lending.

Construction loans of $1.1 billion at year-end 2006 increased by $462.2 million or 68.2% over the $677.4 million held at year-end 2005, which increased by $316.0 million or 87.5% over year-end 2004. The increase in construction loan volume is the result of our focus on this segment and the strong real estate market and increased development activity in all our markets. The growth experienced in 2004 also reflects the impact of the CB Bancshares merger. Construction loans tend to be larger in amount and shorter in term than conventional commercial or mortgage loans; thus a higher level of volatility in balances from year to year is expected.

Real Estate—Mortgage   Table 6 sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 6. Mortgage Loan Portfolio Composition

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:

1-4 units	$703,172	34.2%	$638,720	31.0%	$590,851	30.3%	$295,525	31.1%	$221,283	26.0%
5 or more units	194,044	9.4	154,999	7.5	120,004	6.2	95,842	10.1	91,277	10.7
Commercial, industrial and other	1,158,755	56.4	1,269,232	61.5	1,239,242	63.5	558,974	58.8	540,111	63.3
Total	$2,055,971	100.0%	$2,062,951	100.0%	$1,950,097	100.0%	$950,341	100.0%	$852,671	100.0%

Real Estate—Mortgage—Residential.   Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $199,000, readily marketable collateral and a strong residential real estate market, credit losses on residential mortgages have been minimal during the past several years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards and diligent monitoring and handling of problems that may arise.

Residential mortgage loan balances as of December 31, 2006 totaled $897.2 million, increasing by $103.5 million or 13.0% over the $793.7 million at year-end 2005, which increased by $82.9 million or 11.7% over the $710.9 million held at year-end 2004. Substantially all salable fixed-rate mortgages are sold in the secondary market. Mortgage loans held for sale at December 31, 2006 totaled $26.7 million, a decrease of $33.9 million or 55.9% over the December 31, 2005 balance of $60.5 million, which increased by $42.8 million or 241.3% over the December 31, 2004 balance of $17.7 million. The spike in loans held for sale as of December 31, 2005 was attributed to several bulk project financings that occurred near year-end. Increases in residential mortgage interest rates during the past year and the cooling of the Hawaii residential real estate market is expected to have a negative impact on refinancing activity in 2007, although we expect to supplement our mortgage origination activity with financings of several condominium projects scheduled for completion during the year.

Real Estate—Mortgage—Commercial.   Real estate mortgage loans secured by commercial properties continues to represent the single largest component of our loan portfolio. Our policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk, which is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, we use dedicated, experienced commercial mortgage lenders to underwrite, monitor and service commercial mortgage loans. Further, commercial mortgage lending generated by our California and Washington loan production offices has improved the geographic diversification of our loan portfolio. While providing greater opportunities for growth and diversification, mainland lending also exposes us to new risks, including the risk of economic downturn in those markets, and a reliance on a relatively small staff positioned in those markets. To manage these risks, key executive officers with significant experience in mainland markets actively monitor and manage our mainland lending activities.

As of December 31, 2006, commercial mortgage loans totaled $1.2 billion, a decrease of $110.5 million or 8.7% over the $1.3 billion held at year-end 2005, which increased by $30.0 million or 2.4% compared to the $1.2 billion held at year-end 2004. The strong commercial real estate market, while providing significant lending opportunities, also resulted in unanticipated payoffs as a result of the sales of the underlying collateral. Thus, despite robust origination activity, commercial mortgage loans declined in 2006. The increase in commercial mortgages in 2004 was largely attributable to the CB Bancshares merger. We expect loan origination activity to decline in 2007 as a result of a slowdown in the commercial real estate market and anticipated payoffs from our existing portfolio.

Consumer Loans   Table 7 sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 7. Consumer Loan Portfolio Composition

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$148,485	76.0%	$141,132	75.0%	$146,101	73.6%	$32,773	47.7%	$23,565	41.7%
Credit cards and other revolving credit plans	29,932	15.3	31,308	16.7	35,245	17.7	25,769	37.5	23,939	42.3
Other	17,031	8.7	15,511	8.3	17,227	8.7	10,206	14.8	9,067	16.0
Total	$195,448	100.0%	$187,951	100.0%	$198,573	100.0%	$68,748	100.0%	$56,571	100.0%

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

Consumer loans totaled $195.4 million at December 31, 2006, increasing by $7.5 million or 4.0% from 2005’s year-end balance of $188.0 million, which decreased by $10.6 million or 5.3% compared to the $198.6 million held at year-end 2004. Automobile loans, primarily indirect dealer loans, comprised 76.0%

of consumer loans outstanding. Total automobile loans of $148.5 million at year-end 2006 increased by $7.4 million or 5.2% from 2005’s year-end balance of $141.1 million, which decreased by $5.0 million or 3.4% over the $146.1 million at year-end 2004. We have not focused significant resources on consumer lending in recent years as several large competitors have dominated the Hawaii market. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. While it is expected to remain a relatively small segment of our lending business, we believe that consumer lending provides opportunities to further diversify our loan portfolio and to compensate for anticipated declines in other sectors. As such, we anticipate moderate growth in consumer lending in the future.

Concentrations of Credit Risk

As of December 31, 2006, approximately 83% of loans outstanding were real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. The real estate market tends to closely follow broader economic trends, and during periods of economic strength, as we are currently experiencing, the real estate market and the real estate industry typically perform well. However, market interest rates and other economic conditions can have a significant and immediate impact on the real estate industry. Accordingly, the concentration of lending in the real estate industry creates the risk of adverse portfolio performance, namely delinquencies and loan charge-offs, should the real estate market suffer a downturn.

Substantially all of our loans are made to companies and individuals with headquarters in or residing in the states of Hawaii, California and Washington. While the concentration of lending activities within the state of Hawaii is consistent with our focus of being a Hawaii-based bank, lending activities outside of Hawaii help to diversify risk and provide for additional growth opportunities. Loans originated by our mainland loan production offices accounted for approximately 75% of total loan growth. As a result, the concentration of mainland loans increased to approximately 29% of total loans outstanding as of year-end 2006, compared to approximately 25% as of year-end 2005. Based on our assessment of market opportunities, we anticipate more balanced growth from our Hawaii and mainland markets in 2007.

To ensure that risks associated with industry concentration or geographic concentration are properly managed, we employ highly qualified lenders with established client relationships, similar lending philosophies and demonstrated expertise in their respective markets. We did not have any foreign credit exposure as of December 31, 2006 that exceeded 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 8 sets forth the maturity distribution of the loan portfolio at December 31, 2006. Table 9 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans. At year-end 2006, 55.5% of these loans had maturities of one year or less, increasing from the prior year’s proportion of 45.4%. Meanwhile, loans in the one-through-five-years category decreased from 42.0% at year-end 2005 to 35.6% at year-end 2006, and loans in the greater-than-five-years category decreased from 12.6% to 8.9%. The shift reflects our increased focus on construction lending, which generally entails shorter terms than traditional commercial loans. Of the loans with maturities in excess of one year at year-end 2006, 13.4% had fixed interest rates, while 86.6% had variable rates, which compares to 16.7% and 83.3%, respectively, at year-end 2005. The higher proportion of variable-rate loans is also characteristic of, and consistent with, the higher proportion of construction loans.

Table 8. Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$177,580	$127,880	$98,799	$404,259
Real estate—construction	679,075	421,668	38,842	1,139,585
Total	$856,655	$549,548	$137,641	$1,543,844

Table 9. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one
	through	Over five
	five years	years	Total
	(Dollars in thousands)
With fixed interest rates	$65,319	$27,077	$92,396
With variable interest rates	484,229	110,564	594,793
Total	$549,548	$137,641	$687,189

Provision and Allowance for Loan Losses

As described above in “Critical Accounting Policies and Use of Estimates,” the Provision is determined by management’s ongoing evaluation of the loan portfolio and our assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve. The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based on loss experience for the specific loan type; risks inherent in concentrations by geographic location, collateral or property type; and recent changes in loan grade and delinquencies. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends and economic conditions. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties, and imprecision in the estimation process.

The Provision was $1.4 million in 2006, compared to $3.9 million in 2005 and $2.1 million in 2004. The decrease in the Provision in 2006 is reflective of the decrease in nonaccrual loans, which totaled $9.0 million at year-end 2006 compared to $12.6 million at year-end 2005 and the decrease in loans delinquent for 90 days or more, which declined to $0.9 million at year-end 2006 from $7.9 million as of the previous year-end. Refer to the section “Nonperforming Assets” for further discussion on nonaccrual and delinquent loans.

Net loan charge-offs of $2.0 million in 2006 increased by $0.3 million over the net loans charge-offs of $1.7 million in 2005, which increased from $1.2 million in 2004. When expressed as a percentage of average loans, net charge-offs were 0.05% in 2006 and 2005 and 0.06% in 2004. Charge-offs in 2006 totaled $6.3 million, including $2.1 million in commercial loans and $4.1 million in consumer loans. Commercial loan charge-offs included a $1.5 million charge-off on a commercial line to a construction contractor to whom the bank had another $3.6 million outstanding and $1.0 million in undisbursed commitments as of year-end 2006. Consumer loan charge-offs in 2006 were comprised primarily of indirect automobile loans, which totaled $1.4 million. Recoveries in 2006 totaled $4.3 million and included $2.1 million in commercial loans and $2.0 million in consumer loans. Charge-offs in 2005 totaled $6.2 million, including $2.0 million in commercial loans and $4.1 million in consumer loans, while recoveries totaling $4.5 million included $1.6 million in commercial loans and $1.7 million in consumer loans.

The Allowance as a percentage of loans was 1.36% at year-end 2006, compared to 1.49% at year-end 2005 and 1.64% at year-end 2004. The decline in the level of the Allowance during this period reflects the relatively low ratio of nonperforming loans, loan delinquencies and loan losses to total loans that we experienced in the last several years. Confidence in the strength of the local and national economies and the absence of significant adverse conditions also support the reduced level of the Allowance as a percentage of loans. However, general economic conditions do not affect all borrowers in the same way or to the same extent, and there remains the risk that certain borrowers or certain sectors of the economy could experience problems resulting in increased delinquencies and charge-offs. Also, the local and national economies remain susceptible to global, national and local events which could adversely affect borrowers’ ability to repay their loans, collateral values, the level of nonperforming loans, net charge-offs, Provision and net income in the future.

Table 10 sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 10. Allowance for Loan Losses

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Average amount of loans outstanding	$3,689,979	$3,301,277	$1,986,872	$1,374,251	$1,285,175
Allowance for loan losses:
Balance at beginning of year	$52,936	$50,703	$24,774	$24,197	$24,564
Charge-offs:
Commercial, financial and agricultural	2,103	2,049	467	460	159
Real estate—construction	—	—	—	—	426
Real estate—mortgage— residential	—	74	225	15	110
Real estate—mortgage—commercial	—	—	—	882	120
Consumer	4,148	4,057	2,239	487	466
Leases	19	28	—	—	—
Total	6,270	6,208	2,931	1,844	1,281
Recoveries:
Commercial, financial and agricultural	2,134	1,633	661	256	118
Real estate—construction	—	—	—	159	—
Real estate—mortgage— residential	92	621	346	118	95
Real estate—mortgage—commercial	13	544	39	1,075	503
Consumer	2,017	1,715	708	113	100
Leases	8	11	—	—	—
Total	4,264	4,524	1,754	1,721	816
Net loans charged off	2,006	1,684	1,177	123	465
Provision charged to operations	1,350	3,917	2,083	700	1,000
Allowance acquired in merger	—	—	25,023	—	—
Reclassification of allowance for credit losses on off-balance sheet credit exposures	—	—	—	—	(902)
Balance at end of year	$52,280	$52,936	$50,703	$24,774	$24,197
Ratios:
Allowance for loan losses to loans outstanding at end of year	1.36%	1.49%	1.64%	1.72%	1.88%
Net loans charged off during year to average loans outstanding during year	0.05%	0.05%	0.06%	0.01%	0.04%

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

Table 11. Allocation of Allowance for Loan Losses

December 31,
2006		2005		2004		2003		2002
	Percent		Percent		Percent		Percent		Percent
	of loans		of loans		of loans		of loans		of loans
Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
(Dollars in thousands)
Commercial, financial and agricultural	$8,100	10.6%	$16,000	16.3%	$17,400	17.9%	$5,200	19.7%	$5,200	20.4%
Real estate:
Construction	19,400	29.6	8,400	19.1	3,400	11.7	1,700	9.8	1,500	9.1
Mortgage:
Residential	5,600	23.3	2,800	22.3	2,100	22.9	1,400	27.1	1,000	24.2
Commercial	9,600	30.1	16,600	35.7	15,200	39.9	13,900	38.6	12,100	41.9
Consumer	4,100	5.1	3,700	5.3	3,500	7.6	500	4.8	300	4.4
Leases	500	1.3	200	1.3	—	—	—	—	—	—
Unallocated	4,980	—	5,236	—	9,103	—	2,074	—	4,097	—
Total	$52,280	100.0%	$52,936	100.0%	$50,703	100.0%	$24,774	100.0%	$24,197	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2006 was consistent with that applied in 2005, although estimated loss rates were changed based on the averaging of historical loss experience and our assessment of inherent risks based on a consideration of the multitude of conditions and circumstances that affect the overall quality of the loan portfolio.

Allowance allocated to commercial loans at year-end 2006 totaled $8.1 million or 2.00% of total commercial loans, compared to $16.0 million or 2.76% of total commercial loans as of year-end 2005. The decrease in the allocated Allowance reflects the decrease in commercial loans outstanding and the relatively low net charge-offs experienced in the past several years.

Allowance allocated to construction loans totaled $19.4 million or 1.70% of construction loans at year-end 2006, compared to $8.4 million, or 1.24% of construction loans outstanding at year-end 2005. The increase in the amount of Allowance allocated to construction loans is consistent with the increase in loan volumes, and the increased reserve ratio reflects the higher level of risk inherent in construction lending as compared to other types of loans.

The allocated Allowance for residential mortgage loans was $5.6 million or 0.62% of related loans at year-end 2006, compared to $2.8 million or 0.35% at year-end 2005. The increase in the allocated Allowance reflects the increase in balances during the period and the higher level of risk in the face of a slowing residential real estate market.

Commercial mortgage loans were allocated an Allowance of $9.6 million or 0.83% of those loans at year-end 2006, decreasing from $16.6 million or 1.31% of commercial mortgage loans at year-end 2005. The decrease in allocated Allowance reflects the decrease in balances during the year, the absence of commercial mortgage charge-offs during the past three years and the decline in nonaccrual and delinquent commercial mortgage loans as of year-end 2006.

The allocated Allowance for consumer loans at year-end 2006 was $4.1 million or 2.10% of consumer loans, compared to $3.7 million or 1.97% of related loans a year ago. The slight increase in allocated Allowance is consistent with the higher level of net loan charge-offs experienced in the last three years.

We also allocated Allowance for leases of $0.5 million or 0.99% of total leases compared to $0.2 million or 0.44% of total leases as of year-end 2005. We have had minimal experience in our lease portfolio, which was acquired in 2004 primarily in conjunction with the CB Bancshares merger. Nonetheless, based on our analysis of the lease portfolio, we believe there are inherent credit risks that we have recognized in our Allowance.

The unallocated portion of the Allowance declined slightly to $5.0 million as of year-end 2006, compared to $5.2 million in 2005. The reduction in the unallocated Allowance reflects the continued strength in our credit quality and improvement in general economic conditions. Known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance.

Nonperforming Assets

Table 12 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 12. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$ 3,934	$ 2,333	$ 3,713	$ 517	$ 128
Real estate:
Construction	—	—	126	1,500	311
Mortgage:
—residential	5,024	5,995	1,529	—	—
—commercial	—	4,223	4,922	1,580	—
Consumer	—	—	—	—	—
Total nonaccrual loans	8,958	12,551	10,290	3,597	439
Other real estate	—	—	580	—	1,903
Total nonperforming assets	8,958	12,551	10,870	3,597	2,342
Accruing loans delinquent for 90 days or more
Commercial, financial & agricultural	88	99	23	80	87
Mortgage:
—residential	364	297	49	541	85
—commercial	—	7,081	—	29	—
Consumer	457	427	321	19	17
Leases	—	2	—	—	—
Total accruing loans delinquent for 90 days or more	909	7,906	393	669	189
Restructured loans still accruing interest
Commercial, financial & agricultural	—	285	273	—	—
Real estate:
Mortgage:
—commercial	—	418	428	—	—
Total restructured loans still accruing interest	—	703	701	—	—
Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$ 9,867	$ 21,160	$ 11,964	$ 4,266	$ 2,531
Total nonperforming assets as a percentage of loans and other real estate	0.23%	0.35%	0.35%	0.25%	0.18%
Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and other real estate	0.25%	0.57%	0.36%	0.29%	0.19%
Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.25%	0.59%	0.38%	0.29%	0.19%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest decreased to $9.9 million at December 31, 2006 from $21.2 million at year-end 2005. The decrease was primarily attributable to the collection of $1.8 million in commercial loans and $3.4 million in commercial mortgage loans in 2006. Nonaccrual loans at December 31, 2006 included $3.5 million in commercial loans to a construction contractor and a $4.8 million residential mortgage loan to a borrower who filed for bankruptcy protection in 2005, which is well secured by a residential property located in Honolulu on the island of Oahu. We believe our loss exposure on nonaccrual loans has been adequately provided for in our Allowance as of December 31, 2006.

Accruing loans delinquent for 90 days or more at year-end 2006 totaled $0.9 million, decreasing by $7.0 million from the year-end 2005 total of $7.9 million. The decrease was a result of the collection of a $7.1 million commercial mortgage delinquency in 2006 from the borrower noted previously who filed for bankruptcy protection. The remaining accruing loans delinquent for 90 days or more at year-end 2006 represented small loans of less than $100,000 each in various stages of collection. Aggressive monitoring and collection efforts have resulted in our ability to maintain the relatively low level of nonperforming asset and delinquent loan balances. Accounting policies related to nonperforming assets are discussed in Note 1 to the Consolidated Financial Statements.

Investment Portfolio

Table 13 sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 13. Distribution of Investment Securities

	December 31,
	2006		2005		2004
		Available		Available		Available
	Held to maturity	for sale	Held to maturity	for sale	Held to maturity	for sale
	(at amortized cost)	(at fair value)	(at amortized cost)	(at fair value)	(at amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$ 26,811	$ 98,000	$ 26,779	$ 118,059	$ 43,118	$ 110,886
U.S. government sponsored entities mortgage-backed securities	13,125	450,938	17,283	509,996	27,635	504,083
States and political subdivisions	15,259	145,682	27,781	123,534	20,396	111,970
Privately-issued mortgage-backed securities	—	137,718	—	101,239	—	369
Other	10,009	816	—	614	10,188	22,176
Total	$ 65,204	$ 833,154	$ 71,843	$ 853,442	$ 101,337	$ 749,484

Investment securities totaled $898.4 million at December 31, 2006, decreasing by $26.9 million or 2.9% from the $925.3 million held at December 31, 2005, which increased by $74.5 million or 8.8% over the $850.8 million at year-end 2004. The decrease in 2006 reflects the utilization of cash flows from the investment securities portfolio to fund loan growth in excess of deposit growth.

In the fourth quarter of 2006, we repositioned our investment portfolio to reduce our net interest income volatility, as well as increasing our prospective earnings and net interest margin. We sold $108.9 million in available-for-sale investment securities with an average yield of 3.61% and a weighted average life of 1.1 years and reinvested the proceeds in a similar amount of new investment securities with an average yield of 5.61% and a weighted average life of 7.5 years. An after-tax loss of $1.0 million was recognized on the investment sale. As a result of the repositioning, we believe that we have reduced our interest rate risk exposure to declining market interest rates and expect a positive impact on 2007 net interest income and net interest margin.

Maturity Distribution of Investment Portfolio

Table 14 sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2006. During 2006, the weighted average yield of the investment portfolio increased by 32 basis points to 4.81%. The increase in yield reflects the increase in market interest rates during the past year.

Table 14. Maturity Distribution of Investment Portfolio

		Weighted
	Carrying	average
Portfolio Type and Maturity Grouping	value	yield (1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$ —	—%
After one but within five years	26,811	3.48
After five but within ten years	—	—
After ten years	—	—
Total U.S. Treasury and other U.S. Government agencies	26,811	3.48
U.S. Government agency mortgage-backed securities:
Within one year	20	6.44
After one but within five years	207	6.59
After five but within ten years	12,696	3.89
After ten years	202	7.18
Total U.S. Government agency mortgage-backed securities	13,125	3.99
States and political subdivisions:
Within one year	4,215	6.42
After one but within five years	5,947	6.11
After five but within ten years	1,542	7.03
After ten years	3,555	7.35
Total States and political subdivisions	15,259	6.58
Other:
Within one year	10,009	3.11
After one but within five years	—	—
After five but within ten years	—	—
After ten years	—	—
Total Other	10,009	3.11
Total held-to-maturity portfolio	$ 65,204	4.25%
Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$ —	—%
After one but within five years	88,096	4.63
After five but within ten years	9,904	5.30
After ten years	—	—
Total U.S. Treasury and other U.S. Government agencies	98,000	4.70
U.S. Government agency mortgage-backed securities:
Within one year	—	—
After one but within five years	14,067	4.40
After five but within ten years	78,024	3.90
After ten years	358,847	4.56
Total U.S. Government agency mortgage-backed securities	450,938	4.44
States and political subdivisions:
Within one year	1,318	7.03
After one but within five years	13,296	5.80
After five but within ten years	62,386	5.83
After ten years	68,682	5.86
Total States and political subdivisions	145,682	5.85
Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	138,534	5.30
Total Other	138,534	5.30
Total available-for-sale portfolio	$ 833,154	4.86%
Total investment securities	$ 898,358	4.81%

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

At December 31, 2006, deposits totaled $3.8 billion, increasing by $202.2 million or 5.6% over the 2005 year-end balance of $3.6 billion, which increased by $315.2 million or 9.5% over the year-end 2004 balance of $3.3 billion. Noninterest-bearing demand deposits of $661.0 million at year-end 2006 decreased by $70.0 million or 9.6% from 2005’s year-end balance of $731.0 million, which increased by $136.6 million or 23.0% over the $594.4 million held at year-end 2004. Interest-bearing deposits at December 31, 2006 of $3.2 billion increased by $272.2 million or 9.3% over the $2.9 billion held at year-end 2005, which increased by $178.7 million or 6.5% compared to year-end 2004. The decrease in noninterest-bearing deposits in 2006 reflects a temporary influx of noninterest-bearing business demand deposits at year-end 2005, a decrease in escrow-related deposits reflecting the slowdown in real estate activity compared to a year ago, and a general shift in customer accounts from noninterest-bearing and lower-rate interest-bearing deposits into higher-rate savings and time deposits.

During 2006, we focused most of our marketing resources on our flagship Exceptional Checking and Exceptional Money Market Savings accounts, whose combined balances of $798.2 million at year-end 2006 increased by $270.2 million or 51.2% during the year. Time deposits also increased in 2006 as depositors sought the higher returns offered on our time deposit products. The majority of the increase in time deposits came from accounts with balances of $100,000 or more, which increased by $155.7 million or 18.8% in 2006. Notwithstanding the success of our Exceptional campaigns, total core deposits (noninterest-bearing demand, interest-bearing demand and savings, and time deposits under $100,000) increased by only $46.5 million or 1.7% during 2006, and the ratio of core deposits to total deposits declined to 74.4% at December 31, 2006, from 77.3% at year-end 2005 and 81.7% at year-end 2004. The decrease in core deposit composition over the past two years reflects customers’ reallocation of idle funds into higher-yielding alternative investment products. We expect to continue our deposit growth strategy in 2007, focusing primarily on core deposits, through competitive pricing and more aggressive marketing and customer calling campaigns.

Table 15 sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rates paid on all categories of deposits increased in 2006 due to increases in market interest rates in the Hawaii deposit market. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 122 basis points in 2006 over 2005, while savings and money market deposit rates increased by 84 basis points, and interest-bearing demand deposit rates decreased by four basis points. The average rate paid on all deposits in 2006 increased to 1.95% from 1.12% in 2005 and 0.75% in 2004. We expect deposit rates to rise modestly in 2007 in response to strong competition for core deposits from other Hawaii financial institutions as well as from internet-based and other financial services companies located outside of Hawaii. The magnitude of rate movements in our deposit base will depend in large part on competitive pricing considerations and the level of deposit growth needed to support our lending activities.

Table 15. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$ 628,736	—%	$ 634,035	—%	$ 412,701	—%
Interest-bearing demand deposits	426,828	0.13	429,798	0.17	238,201	0.16
Savings and money market deposits	1,153,651	1.53	1,131,964	0.69	851,354	0.45
Time deposits	1,466,848	3.64	1,232,981	2.42	741,481	1.71
Total	$ 3,676,063	1.95%	$ 3,428,778	1.12%	$ 2,243,737	0.75%

Contractual Obligations

Table 16 sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2006. Deposit liabilities are excluded from this presentation.

Table 16. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)
Short-Term Borrowings	$ 79,308	$ —	$ —	$ —	$ 79,308
Long-Term Debt	74,192	363,202	167,644	135,151	740,189
Minority Interest	—	—	—	13,130	13,130
Pension Plan Obligations	2,399	4,687	4,587	25,667	37,340
Operating Leases	8,502	12,254	6,841	21,896	49,493
Purchase Obligations	7,347	6,860	2,927	1,060	18,194
Total	$ 171,748	$ 387,003	$ 181,999	$ 196,904	$ 937,654

Components of short-term borrowings and long-term debt are discussed in Notes 10 and 11, respectively, to the Consolidated Financial Statements. Operating leases represent leases on bank premises as discussed in Note 16 to the Consolidated Financial Statements. Minority interest represents preferred stock issued to third parties by our subsidiaries, CPBREI and CPI. Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan liabilities include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 14 to the Consolidated Financial Statements.

Capital Resources

Shareholders’ equity totaled $738.1 million at December 31, 2006, an increase of $61.9 million or 9.2% over the $676.2 million balance at year-end 2005, which increased by $108.4 million or 19.1% over year-end 2004. When expressed as a percentage of total assets, shareholders’ equity increased to 13.45% at December 31, 2006, from 12.91% at December 31, 2005 and 12.21% at December 31, 2004. Book value per share was $24.04, $22.22 and $20.17 at year-end 2006, 2005 and 2004, respectively. The increases were the result of the retention of earnings in excess of dividend payments and, for 2005, the public offering of 2.0 million shares of common stock that generated proceeds of $64.2 million, net of expenses.

The tangible equity ratio and tangible book value per share, which excludes the impact of intangible assets, was 7.92% and $13.30, respectively, at year-end 2006, as compared to 6.88% and $11.07, respectively, at year-end 2005, and 5.42% and $8.31, respectively, at year-end 2004.

Dividends declared in 2006 totaled $0.88 per share or $26.9 million, compared to $0.73 per share or $21.9 million in 2005 and $0.64 per share or $12.2 million in 2004. The dividend payout ratio (dividends declared per share divided by basic earnings per share) was 33.85%, 30.17% and 33.68% for those periods, respectively. The increase in per share dividends paid in 2006 reflects our goal of maintaining a dividend payout ratio and dividend yield that is competitive with our peers.

The objective of our capital policy is to maintain an optimal level of capital that will support future growth opportunities and ensure that regulatory guidelines and industry standards are met. For a discussion regarding the FRB and FDIC regulations relating to capital adequacy, see “BUSINESS—Supervision and Regulation—Capital Standards” in Part I, Item 1 of this Annual Report on Form 10-K. Our capital ratios, including those of our subsidiary bank, as of December 31, 2006 and 2005 are discussed in Note 25 to the Consolidated Financial Statements. Capital levels at December 31, 2006 exceeded all minimum regulatory requirements.

The increase in Tier 1 and total risk-based capital during 2006 reflects the retention of earnings in excess of dividend payments. CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V collectively issued $105.0 million in floating-rate securities. All five trusts are wholly owned subsidiaries of our holding company. The securities are reported as long-term debt on the balance sheet, and terms of the securities issued are described in greater detail in Note 11 to the Consolidated Financial Statements. The FRB has determined that certain cumulative preferred securities, such as the securities described above, qualify as minority interest, and may be included in Tier 1 capital, up to certain limits.

In April 2006, our board of directors authorized the repurchase and retirement of up to 600,000 shares of our common stock, or approximately two percent of currently outstanding common stock, on the open market or in privately negotiated transactions from time to time prior to April 30, 2007. In connection with the adoption of this repurchase program, the board of directors terminated the remaining authorization under its 2002 stock repurchase program. There were no stock repurchases during 2006. A total of 2,893 shares of common stock were repurchased in 2005 for consideration of $0.1 million. As a general strategy, management expects to maintain an ongoing stock repurchase program to enhance shareholder value while still supporting future growth opportunities and maintaining regulatory capital ratios at the well-capitalized level.

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

Table 17 sets forth information regarding our interest rate sensitivity gap at December 31, 2006. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 17. Rate Sensitivity of Assets, Liabilities and Shareholders’  Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$ 5,933	$ —	$ —	$ —	$ —	$ —	$ 5,933
Federal funds sold	—	—	—	—	—	—	—
Investment securities	60,261	76,122	119,948	336,916	320,533	(15,422)	898,358
Loans held for sale	26,669	—	—	—	—	—	26,669
Loans	1,865,222	248,957	326,750	927,857	471,967	5,251	3,846,004
Federal Home Loan Bank stock	—	—	—	—	—	48,797	48,797
Other assets	—	—	—	—	—	661,431	661,431
Total assets	$ 1,958,085	$ 325,079	$ 446,698	$ 1,264,773	$ 792,500	$ 700,057	$ 5,487,192
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$ —	$ —	$ —	$ —	$ —	$ 661,027	$ 661,027
Interest-bearing deposits	2,319,031	366,313	348,705	138,215	11,192	—	3,183,456
Short-term borrowings	78,308	—	1,000	—	—	—	79,308
Long-term debt	390,589	37,354	723	167,441	144,082	—	740,189
Other liabilities	—	—	—	—	—	85,073	85,073
Shareholders’ equity	—	—	—	—	—	738,139	738,139
Total liabilities and shareholders’ equity	$ 2,787,928	$ 403,667	$ 350,428	$ 305,656	$ 155,274	$ 1,484,239	$ 5,487,192
Interest rate sensitivity gap	$ (829,843)	$ (78,588)	$ 96,270	$ 959,117	$ 637,226	$ (784,182)	$ —
Cumulative interest rate sensitivity gap	$ (829,843)	$ (908,431)	$ (812,161)	$ 146,956	$ 784,182	$ —	$ —

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of

December 31, 2006, over a one-year horizon, assuming no balance sheet growth and given both a 200-basis point, or bp, upward and 100bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	2.6%
-200bp	(4.5)%

Table 18. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$ 5,933	$ —	$ —	$ —	$ —	$ —	$ 5,933	$ 5,933
Weighted average interest rates	5.28%	0.00%	0.00%	0.00%	0.00%	0.00%	5.28%
Fixed rate investments	$ 237,453	$ 208,418	$ 118,215	$ 82,192	$ 64,695	$ 172,926	$ 883,899	$ 883,227
Weighted average interest rates	5.05%	4.45%	4.57%	4.57%	4.41%	4.42%	4.63%
Variable rate investments	$ 2,598	$ 2,400	$ 2,400	$ 2,400	$ 2,400	$ 1,542	$ 13,740	$ 13,361
Weighted average interest rates	4.15%	4.12%	4.53%	4.95%	4.12%	3.35%	4.25%
Equity investments	$ 719	$ —	$ —	$ —	$ —	$ —	$ 719	$ 815
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate loans	$ 347,608	$ 238,875	$ 168,707	$ 73,676	$ 72,790	$ 139,558	$ 1,041,214	$ 1,024,933
Weighted average interest rates	6.77%	6.71%	6.77%	7.06%	6.89%	6.67%	6.77%
Variable rate loans	$ 1,273,822	$ 515,377	$ 266,703	$ 194,329	$ 124,602	$ 456,626	$ 2,831,459	$ 2,785,106
Weighted average interest rates	8.30%	7.75%	7.68%	7.76%	8.00%	7.62%	7.98%
Federal Home Loan Bank stock	$ 0	$ 0	$ 0	$ 0	$ 0	$ 48,797	$ 48,797	$ 48,797
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.10%	0.10%
Total—December 31, 2006	$ 1,868,133	$ 965,070	$ 556,025	$ 352,597	$ 264,487	$ 819,449	$ 4,825,761	$ 4,762,172
Total—December 31, 2005	$ 1,532,955	$ 915,361	$ 608,640	$ 370,226	$ 290,501	$ 879,499	$ 4,597,182	$ 4,538,528
Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$ 1,644,214	$ —	$ —	$ —	$ —	$ —	$ 1,644,214	$ 1,644,214
Weighted average interest rates	1.03%	0.00%	0.00%	0.00%	0.00%	0.00%	1.03%
Time deposits	$ 1,385,902	$ 105,750	$ 36,392	$ 5,455	$ 4,652	$ 1,091	$ 1,539,242	$ 1,539,222
Weighted average interest rates	4.24%	4.03%	3.20%	3.15%	3.63%	5.70%	4.19%
Short-term borrowings	$ 79,308	$ —	$ —	$ —	$ —	$ —	$ 79,308	$ 79,323
Weighted average interest rates	5.59%	0.00%	0.00%	0.00%	0.00%	0.00%	5.59%
Long-term debt	$ 75,417	$ 271,315	$ 116,126	$ 91,197	$ 51,158	$ 134,976	$ 740,189	$ 716,528
Weighted average interest rates	3.41%	5.04%	3.99%	4.89%	4.99%	5.92%	4.85%
Total—December 31, 2006	$ 3,184,841	$ 377,065	$ 152,518	$ 96,652	$ 55,810	$ 136,067	$ 4,002,953	$ 3,979,287
Total—December 31, 2005	$ 2,861,962	$ 328,103	$ 157,559	$ 137,497	$ 20,692	$ 237,471	$ 3,743,284	$ 3,729,568

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

At December 31, 2006, holdings of shorter-term interest-sensitive assets and liabilities increased slightly relative to year-end 2005. Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing our liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and to participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets, and access to short-term funding sources. During 2006, our overall liquidity position declined as loan growth exceeded the increase in deposits.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a steady source of funds during the past three years. Cash provided by operating activities totaled $87.8 million in 2006, $42.4 million in 2005 and $8.9 million in 2004. The primary source of cash provided by operating activities continues to be the proceeds from sales of loans held for sale, which totaled $520.9 million in 2006 compared to $470.5 million in 2005 and $148.2 million in 2004.

Investing activities have resulted in a use of cash in each of the last three years. Net cash used in investing activities totaled $285.5 million in 2006, $531.0 million in 2005 and $344.7 million in 2004. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2006, net loan originations accounted for $294.0 million of cash used, compared to $423.3 million in 2005 and $262.1 million in 2004. Net proceeds from sales and maturities of investment securities totaled $23.1 million in 2006 compared to net purchases of investment securities of $92.6 million in 2005 and $27.2 million in 2004. Investing activities in 2005 and 2004 also included the cash consideration paid in the HHL and CBBI acquisitions, respectively, net of cash and cash equivalents held by those entities at the time of the acquisitions.

Cash provided by financing activities totaled $168.7 million in 2006, $489.9 million in 2005 and $428.2 million in 2004. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit growth resulted in cash inflows of $202.2 million in 2006, $315.1 million in 2005 and $198.6 million in 2004. Cash flows from the issuance of long-term debt, net of repayments thereon, totaled $7.8 million in cash outflows in 2006 compared to $163.9 million and $163.1 million in cash inflows in 2005 and 2004, respectively. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth during the period. Capital transactions, primarily dividends and the issuance or repurchase of common stock, required cash outflows in 2006 totaling $22.3 million, cash inflows in 2005 totaling $45.1 million, and cash outflows in 2004 of $12.5 million. Proceeds from the sale of common stock in 2005 included $64.2 million generated from a common stock offering of 2.0 million shares.

We expect that loan demand in 2007 will approximate deposit growth, resulting in limited additional liquidity needs. Alternative funding sources, which include the Federal Home Loan Bank of Seattle, secured repurchase agreements, federal funds borrowings, brokered certificates of deposit and the Federal Reserve Bank, are available to meet our liquidity needs.

For the holding company on a stand-alone basis, the primary uses of funds in 2006 included dividend payments and a $10.0 million capital contribution to Central Pacific Bank. Dividend payments totaled $26.9 million in 2006, $21.9 million in 2005 and $14.8 million in 2004. The primary source of funds in 2006 was dividends received from Central Pacific Bank. Other sources of funds in the past have included $64.2 million in proceeds from the common stock offering in 2005 and proceeds from the issuance of trust-preferred securities of $51.5 million in 2004.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts, interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 21 to the Consolidated Financial Statements. In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations

Impact of New Accounting Standards

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

Consolidated Quarterly Results of Operations

Table 19. Consolidated Quarterly Results of Operations—Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2006:
Interest income	$ 74,762	$ 77,894	$ 82,420	$ 85,305	$ 320,381
Net interest income	52,192	52,167	53,095	53,395	210,849
Provision for loan and lease losses	525	525	300	—	1,350
Net interest income after provision for loan and lease losses	51,667	51,642	52,795	53,395	209,499
Income before income taxes	30,052	31,144	32,124	27,172	120,492
Net income	19,339	20,438	20,603	18,800	79,180
Basic earnings per share	0.64	0.67	0.67	0.61	2.60
Diluted earnings per share	0.63	0.66	0.67	0.61	2.57
2005:
Interest income	$ 59,784	$ 63,911	$ 66,860	$ 72,695	$ 263,250
Net interest income	46,320	48,510	49,574	52,269	196,673
Provision for loan and lease losses	917	1,000	1,000	1,000	3,917
Net interest income after provision for loan and lease losses	45,403	47,510	48,574	51,269	192,756
Income before income taxes	23,745	27,600	27,707	29,934	108,986
Net income	17,205	17,902	17,997	19,355	72,459
Basic earnings per share	0.60	0.59	0.59	0.64	2.42
Diluted earnings per share	0.59	0.58	0.58	0.63	2.38

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management

and Interest Rate Risk” in Part II, Item 7 of this Annual Report on Form 10-K and in Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Quarterly Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the consolidated quarterly results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 13 to the consolidated financial statements, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Pacific Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2007

CONSOLIDATED BALANCE SHEETS

CENTRAL PACIFIC FINANCIAL CORP. &
SUBSIDIARIES—DECEMBER 31, 2006 & 2005

	2006	2005
	(Dollars in thousands)
Assets
Cash and due from banks	$129,715	$154,927
Interest-bearing deposits in other banks	5,933	9,813
Investment securities:
Held to maturity, at amortized cost (fair value of $64,249 at December 31, 2006 and $70,651 at December 31, 2005)	65,204	71,843
Available for sale, at fair value	833,154	853,442
Total investment securities	898,358	925,285
Loans held for sale	26,669	60,538
Loans and leases	3,846,004	3,552,749
Less allowance for loan and lease losses	52,280	52,936
Net loans and leases	3,793,724	3,499,813
Premises and equipment	77,341	72,568
Accrued interest receivable	26,269	22,006
Investment in unconsolidated subsidiaries	12,957	12,417
Due from customers on acceptances	453	530
Goodwill	297,883	303,358
Core deposit premium	31,898	35,795
Mortgage servicing rights	11,640	11,820
Bank-owned life insurance	102,394	68,325
Federal Home Loan Bank stock	48,797	48,797
Other assets	23,161	13,147
Total assets	$5,487,192	$5,239,139
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$661,027	$730,952
Interest-bearing demand	438,943	442,879
Savings and money market	1,205,271	1,091,057
Time	1,539,242	1,377,356
Total deposits	3,844,483	3,642,244
Short-term borrowings	79,308	82,734
Long-term debt	740,189	749,258
Bank acceptances outstanding	453	530
Minority interest	13,130	13,157
Other liabilities	71,490	74,982
Total liabilities	4,749,053	4,562,905
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 30,709,389 shares at December 31, 2006 and 30,436,862 shares at December 31, 2005	430,904	428,012
Surplus	51,756	46,432
Retained earnings	270,624	218,341
Deferred stock awards	—	(612)
Accumulated other comprehensive loss	(15,145)	(15,939)
Total shareholders’ equity	738,139	676,234
Total liabilities and shareholders’ equity	$5,487,192	$5,239,139

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED

DECEMBER 31, 2006, 2005 & 2004

	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$279,246	$222,841	$120,684
Interest and dividends on investment securities:
Taxable interest	34,775	34,058	24,181
Tax-exempt interest	5,080	5,281	4,466
Dividends	538	278	203
Interest on deposits in other banks	550	349	289
Interest on Federal funds sold and securities purchased under agreements to resell	143	171	90
Dividends on Federal Home Loan Bank stock	49	272	476
Total interest income	320,381	263,250	150,389
Interest expense:
Interest on deposits:
Demand	566	730	381
Savings and money market	17,684	7,859	3,795
Time	53,419	29,797	12,687
Interest on short-term borrowings	2,197	1,858	735
Interest on long-term debt	35,666	26,333	12,619
Total interest expense	109,532	66,577	30,217
Net interest income	210,849	196,673	120,172
Provision for loan and lease losses	1,350	3,917	2,083
Net interest income after provision for loan and lease losses	209,499	192,756	118,089
Other operating income:
Income from fiduciary activities	2,915	2,431	2,224
Service charges on deposit accounts	14,408	11,782	7,150
Other service charges and fees	12,188	11,234	6,737
Equity in earnings of unconsolidated subsidiaries	576	767	173
Fees on foreign exchange	765	787	648
Loan placement fees	1,767	1,780	288
Gains on sales of loans	4,863	4,913	1,651
Investment securities gains (losses)	(1,510)	1,550	(19)
Income from bank-owned life insurance	3,989	2,205	1,687
Other	3,195	3,553	1,479
Total other operating income	43,156	41,002	22,018
Other operating expense:
Salaries and employee benefits	73,211	64,963	43,252
Net occupancy	9,218	9,666	6,550
Equipment	4,864	4,873	3,151
Amortization of core deposit premium	3,897	6,266	2,581
Communication expense	4,642	4,174	2,267
Legal and professional services	8,575	8,014	8,660
Computer software expense	2,818	2,798	2,450
Advertising expense	2,569	2,347	2,885
Other	22,369	21,671	14,335
Total other operating expense	132,163	124,772	86,131
Income before income taxes	120,492	108,986	53,976
Income taxes	41,312	36,527	16,582
Net income	$79,180	$72,459	$37,394
Per share data:
Basic earnings per share	$2.60	$2.42	$1.90
Diluted earnings per share	2.57	2.38	1.87
Cash dividends declared	0.88	0.73	0.64

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Loss	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2003	$9,589	$45,848	$142,635	$(50)	$(3,423)	$194,599
Components of comprehensive income:
Net income	—	—	37,394	—	—	37,394
Net change in unrealized gain (loss) on investment securities, net of taxes of $(1,489) and net of reclassification (see disclosure)	—	—	—	—	(2,775)	(2,775)
Minimum pension liability adjustment, net of taxes of $23	—	—	—	—	35	35
Comprehensive income						34,654
Cash dividends declared ($0.64 per share)	—	—	(12,228)	—	—	(12,228)
11,887,070 shares of common stock issued in conjunction with merger with CB Bancshares, Inc.	348,757	—	—	—	—	348,757
202,068 shares of common stock issued in conjunction with stock option exercises	2,337	—	—	—	—	2,337
9,307 shares of common stock held by directors’ deferred compensation plan	(316)	—	—	—	—	(316)
6,300 shares of deferred stock awards granted	183	—	—	(183)	—	—
Amortization of vested stock awards	—	—	—	59	—	59
Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Components of comprehensive income:
Net income	—	—	72,459	—	—	72,459
Net change in unrealized gain (loss) on investment securities, net of taxes of $(6,410)	—	—	—	—	(9,600)	(9,600)
Minimum pension liability adjustment, net of taxes of $(449)	—	—	—	—	(176)	(176)
Comprehensive income						62,683
Cash dividends ($0.73 per share)	—	—	(21,850)	—	—	(21,850)
2,012,500 shares issued in conjunction with common stock offering	64,210	—	—	—	—	64,210
254,005 shares of common stock issued in conjunction with stock option exercises	2,832	—	—	—	—	2,832
1,494 shares of common stock purchased by directors’ deferred compensation plan	(49)	—	—	—	—	(49)
2,893 shares of common stock repurchased	(37)		(69)			(106)
13,855 shares of deferred stock awards granted	506	—	—	(506)	—	—
Amortization of vested stock awards	—	—	—	68	—	68
Tax impact of stock options exercised	—	584	—	—	—	584
Balance at December 31, 2005	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234
Components of comprehensive income:
Net income	—	—	79,180	—	—	79,180
Net change in unrealized gain (loss) on investment securities, net of taxes of $137	—	—	—	—	258	258
Pension liability adjustment, net of taxes of $556	—	—	—	—	883	883
Comprehensive income						80,321
Adjustment to initially apply SFAS No. 158, net of taxes $(231)	—	—	—	—	(347)	(347)
Cash dividends ($0.88 per share)	—	—	(26,897)	—	—	(26,897)
262,117 shares of common stock issued in conjunction with stock option exercises	3,658	—	—	—	—	3,658
1,156 shares of common stock purchased by directors’ deferred compensation plan	(43)	—	—	—	—	(43)
10,410 shares of common stock issued under stock plans	—	260	—	—	—	260
Share-based compensation	—	3,478	—	—	—	3,478
Reclassification of share-based plans	(723)	665	—	612	—	554
Tax impact of stock options exercised	—	921	—	—	—	921
Balance at December 31, 2006	$430,904	$51,756	$270,624	$—	$(15,145)	$738,139

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Loss	Total
	(Dollars in thousands, except per share data)
Disclosure of reclassification amount:
Year ended December 31, 2004:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(2,317)	$—	$—	$—	$—	$(4,020)	$(4,020)
Less reclassification adjustment for losses included in net income, net of taxes of $(828)	—	—	—	—	(1,245)	(1,245)
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(2,775)	$(2,775)
Year ended December 31, 2005:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $(6,349)	$—	$—	$—	$—	$(9,505)	$(9,505)
Less reclassification adjustment for gains included in net income, net of taxes of $63	—	—	—	—	95	95
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$(9,600)	$(9,600)
Year ended December 31, 2006:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities during period, net of taxes of $1,029	$—	$—	$—	$—	$1,589	$1,589
Less reclassification adjustment for gains included in net income, net of taxes of $890	—	—	—	—	1,331	1,331
Net change in unrealized gain (loss) on investment securities	$—	$—	$—	$—	$258	$258

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES—YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$79,180	$72,459	$37,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,350	3,917	2,083
Depreciation and amortization	6,597	6,377	4,590
Amortization of intangible assets	6,120	8,266	3,083
Net amortization of deferred stock awards	—	68	59
Net amortization of investment securities	2,757	3,642	2,177
Deferred income tax expense	(3,421)	7,682	3,335
Share-based compensation	3,478	—	—
Net loss (gain) on investment securities available for sale	1,510	(1,550)	19
Net gain on sale of loans	(4,863)	(5,811)	(1,651)
Proceeds from sales of loans held for sale	520,913	470,530	148,223
Originations of loans held for sale	(482,181)	(507,521)	(145,488)
Tax benefits from share-based compensation	(921)	—	—
Equity in earnings of unconsolidated subsidiaries	(576)	(767)	(173)
Net increase in other assets and liabilities	(42,172)	(14,909)	(44,716)
Net cash provided by operating activities	87,771	42,383	8,935
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	6,326	28,788	7,718
Proceeds from sales of investment securities available for sale	107,483	121,651	59,615
Proceeds from maturities of and calls on investment securities available for sale	741,865	685,381	508,430
Purchases of investment securities available for sale	(832,620)	(928,386)	(602,942)
Net loan originations	(293,970)	(423,330)	(262,144)
Purchases of premises and equipment	(11,370)	(5,145)	(6,555)
Distributions from unconsolidated subsidiaries	767	536	—
Contributions to unconsolidated subsidiaries	(3,040)	(2,230)	(4,633)
Acquisition of Hawaii HomeLoans, Inc., net of cash acquired	(975)	(8,300)	—
Merger with CB Bancshares, Inc., net of cash acquired	—	—	(44,199)
Net cash used in investing activities	(285,534)	(531,035)	(344,710)
Cash flows from financing activities:
Net increase in deposits	202,239	315,124	198,629
Proceeds from long-term debt	225,000	200,000	223,544
Repayments of long-term debt	(232,824)	(36,099)	(60,485)
Net increase (decrease) in short-term borrowings	(3,426)	(34,166)	78,999
Cash dividends paid	(26,897)	(21,850)	(14,798)
Tax benefits from share-based compensation	921	—	—
Proceeds from common stock offering	—	64,210	—
Repurchases of common stock	—	(106)	—
Proceeds from stock option exercises	3,658	2,832	2,337
Net cash provided by financing activities	168,671	489,945	428,226
Net increase (decrease) in cash and cash equivalents	(29,092)	1,293	92,451
Cash and cash equivalents:
At beginning of year	164,740	163,447	70,996
At end of year	$135,648	$164,740	$163,447
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$104,356	$61,792	$29,275
Income taxes	47,223	25,443	20,515
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$43	$49	$316
Reclassification of loans to other real estate	—	—	1,518

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. (the “Company”) is a bank holding company. The Company’s principal operating subsidiary, Central Pacific Bank (“CPB”), is a full-service commercial bank with a combined 38 banking offices located throughout the state of Hawaii at December 31, 2006. CPB engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans. CPB also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit.

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

Datatronix Financial Services, Inc., a wholly-owned subsidiary of the Company, offered item processing services to banks, thrifts and other financial institutions in Hawaii and California but ceased operations in 2006.

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

The Company has a 50% ownership interest in each of the following mortgage brokerage companies: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC and Hawaii Resort Lending, LLC. These investments are accounted for using the equity method and are included in Investment in Unconsolidated Subsidiaries.

The Company also has minority equity investments in affiliates that are accounted for under the cost method and are included in Investment in Unconsolidated Subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Reported amounts subject to significant estimates and assumptions include the allowance and provision for loan losses, goodwill and other intangible assets and the related amortization thereon, deferred income tax assets and income tax expense and pension liability and expense. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2006 presentation. Such reclassifications had no effect on the Company’s reported net income or shareholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as held to maturity, trading or available for sale. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Held to maturity debt securities are reported at amortized cost. Trading securities, of which the Company had none at December 31, 2006 and 2005 would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing their respective fair values with their respective carrying values. Fair value is determined using the market approach, which is based on market multiples of similar businesses. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year.

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

Share Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based on their respective grant date fair values. The Company elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation expense recognized by the Company beginning in 2006 includes (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as adjusted for estimated forfeitures and (b) compensation expense for all share-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards, which is generally the vesting period.

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

Income Taxes

Deferred tax assets and liabilities are recognized using the asset and liability method for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period that includes the enactment date. Deferred tax assets are recognized subject to Management’s judgment that realization is more likely than not.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

Forward Foreign Exchange Contracts

The Company periodically is a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange. There were no gains or losses in 2006, 2005 and 2004.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired beginning January 1, 2007. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose to either amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and specifies additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company does not expect such adoption to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of this new interpretation, but does not believe its adoption will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company plans to adopt EITF 06-4 on January 1, 2008, and is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4” (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract” on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not expect such adoption to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The statement requires plan sponsors to recognize the funded status of defined benefit pension and other postretirement plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, recognize changes in that funded status in the year in which the changes occur through other comprehensive income and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s consolidated balance sheet at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated balance sheet at December 31, 2005 or 2004. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. See Note 14 for further discussion of the effect of adopting Statement 158 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB 108 covering its fiscal year ending December 31, 2006 and the adoption did not have a material impact on its consolidated financial statements.

2.   BUSINESS COMBINATIONS

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

Exit and Restructuring Costs

At the Effective Date, the Company recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of tax, were included in the cost of the Merger, resulting in an increase in goodwill. During 2006, the Company recorded adjustments to the exit cost liability due to the sublease of vacated office spaces. These adjustments have been recorded as adjustments to the cost of the Merger as of December 31, 2006.

The Company closed nine CBBI branch offices in February 2005 and vacated the former CBBI headquarters, consolidated certain operational functions with the Company’s operations, and eliminated approximately 70 positions from the combined organization. These exit plans were finalized and completed in the third quarter of 2005.

The following table sets forth information related to the exit costs accrued:

		Lease		Contract
		termination	Asset	termination
	Severance	costs	write-offs	costs	Total
	(Dollars in thousands)
Balance as of December 31, 2004	$2,828	$7,672	$4,457	$2,039	$16,996
Adjustments to estimates	1,539	4,920	516	211	7,186
Payments	(4,304)	(3,282)	(3,990)	(1,862)	(13,438)
Balance as of December 31, 2005	63	9,310	983	388	10,744
Adjustments to estimates	—	(1,029)	—	—	(1,029)
Payments	(63)	(3,269)	(712)	(69)	(4,113)
Balance as of December 31, 2006	$—	$5,012	$271	$319	$5,602

Unaudited Pro Forma Condensed Combined Financial Statements

The unaudited pro forma condensed combined statement of income illustrates how the results of operations of the combined organization may have appeared had the merger actually occurred at the beginning of 2004. The pro forma condensed combined statement of income is provided for illustrative purposes only and is not intended to reflect expected results of operations in future periods.

The pro forma results reflect the estimated impact of purchase price allocation adjustments and the elimination of reported nonrecurring merger-related charges of $9.3 million in 2004 included in the Company’s historical results that are not expected to affect future periods’ results of operations. The pro forma adjustments exclude the impact of cost synergies that are expected to be recognized in future periods.

Year Ended
December 31, 2004
(Dollars in thousands,
except per share data)
Interest income	$226,656
Interest expense	45,362
Net interest income	181,294
Provision for loan losses	1,465
Net interest income after provision for loan losses	179,829
Other operating income	47,912
Other operating expense	128,012
Income before income taxes	99,729
Income taxes	33,415
Net income	$66,314
Earnings per share:
Basic	$2.37
Diluted	$2.33
Weighted average shares outstanding:
Basic	28,017
Diluted	28,515

Hawaii HomeLoans, Inc.

Pursuant to the Agreement of Acquisition by and between Central Pacific Bank and HHL dated July 21, 2005, the Company completed its acquisition of HHL (the “Acquisition”) on August 17, 2005 (the “Acquisition Date”) for approximately $9.0 million in cash.

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

The Acquisition was accounted for using the purchase accounting method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Acquisition Date as summarized below (in thousands):

Cash and due from banks	$700
Net loans	28,698
Other assets	743
Goodwill	3,611
Intangible assets:
Mortgage servicing rights	8,634
Short-term borrowings assumed	(29,500)
Other liabilities	(3,886)
Total purchase price	$9,000

It is anticipated that none of the goodwill resulting from the Acquisition will be deductible for income tax purposes. Pro forma results of operations have not been presented because the effect of the Acquisition was not material.

The Agreement of Acquisition provides for additional purchase consideration resulting from earnout and overage provisions tied to future mortgage loan origination volumes. During 2006 the Company made an earnout payment of approximately $1.0 million in accordance with the provisions of the Agreement of Acquisition. Additional cash consideration may be paid over the next two years as a result of the earnout and overage provisions.

3.   RESERVE REQUIREMENTS

CPB is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve by CPB at December 31, 2006 and 2005 was $66.1 million and $67.2 million, respectively.

4.   INVESTMENT SECURITIES

A summary of investment securities at December 31, 2006 and 2005 follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
2006
Held to Maturity
U.S. Government sponsored entities debt securities	$26,811	$—	$(652)	$26,159
U.S. Government sponsored entities mortgage-backed securities	13,125	3	(403)	12,725
States and political subdivisions	15,259	107	—	15,366
Other	10,009	—	(10)	9,999
Total	$65,204	$110	$(1,065)	$64,249
Available for Sale
U.S. Government sponsored entities debt securities	$99,280	$7	$(1,287)	$98,000
U.S. Government sponsored entities mortgage-backed securities	463,298	50	(12,410)	450,938
States and political subdivisions	145,086	1,162	(566)	145,682
Privately-issued mortgage-backed securities	140,193	—	(2,475)	137,718
Other	719	97	—	816
Total	$848,576	$1,316	$(16,738)	$833,154
2005
Held to Maturity
U.S. Government sponsored entities debt securities	$26,779	$—	$(771)	$26,008
U.S. Government sponsored entities mortgage-backed securities	17,283	16	(466)	16,833
States and political subdivisions	17,578	202	—	17,780
Other	10,203	—	(173)	10,030
Total	$71,843	$218	$(1,410)	$70,651
Available for Sale
U.S. Government sponsored entities debt securities	$120,552	$—	$(2,493)	$118,059
U.S. Government sponsored entities mortgage-backed securities	522,158	280	(12,442)	509,996
States and political subdivisions	122,898	1,411	(775)	123,534
Privately-issued mortgage-backed securities	103,068	—	(1,829)	101,239
Other	583	58	(27)	614
Total	$869,259	$1,749	$(17,566)	$853,442

The amortized cost and estimated fair value of investment securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$14,224	$14,259
Due after one year through five years	32,758	32,161
Due after five years through ten years	1,542	1,549
Due after ten years	3,555	3,555
Mortgage-backed securities	13,125	12,725
Total	$65,204	$64,249
Available for Sale
Due in one year or less	$1,315	$1,318
Due after one year through five years	102,506	101,392
Due after five years through ten years	72,019	72,289
Due after ten years	68,526	68,682
Mortgage-backed securities	603,491	588,656
Other	719	817
Total	$848,576	$833,154

Proceeds from sales of investment securities available for sale were $107.5 million in 2006, $121.7 million in 2005 and $59.6 million in 2004, resulting in gross realized gains of $3.4 million and $0.5 million in 2005 and 2004, respectively, and gross realized losses of $1.5 million, $1.8 million and $0.6 million in 2006, 2005 and 2004, respectively. Investment securities losses in 2004 included writedowns of $0.4 million on an equity security to reflect an impairment in value deemed other than temporary.

Investment securities of $552.9 million and $486.6 million at December 31, 2006 and 2005, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other short-term borrowings.

In 2006, the Company repositioned its investment securities portfolio for interest rate management purposes. In connection with that repositioning, the Company sold $108.9 million in available-for-sale investment securities with an average yield of 3.61% and a weighted average life of 1.1 years and reinvested the proceeds in a similar amount of new investment securities with an average yield of 5.61% and a weighted average life of 7.5 years. As a result of the sale, the Company recognized net losses of $1.5 million.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2006 and 2005. There were a total of 179 and 186 securities in an unrealized loss position at December 31, 2006 and 2005, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
At December 31, 2006:
U.S. Government sponsored entities debt securities	$29,884	$(107)	$79,282	$(1,833)	$109,166	$(1,940)
U.S. Government sponsored entities mortgage-backed securities	41,604	(544)	400,770	(12,269)	442,374	(12,813)
Privately issued mortgage backed-securities	39,741	(370)	87,224	(2,104)	126,965	(2,474)
States and political subdivisions	15,289	(63)	28,522	(504)	43,811	(567)
Corporate bonds	—	—	9,999	(9)	9,999	(9)
Total temporarily impaired securities	$126,518	$(1,084)	$605,797	$(16,719)	$732,315	$(17,803)
At December 31, 2005:
U.S. Government sponsored entities debt securities	$48,618	$(664)	$95,449	$(2,600)	$144,067	$(3,264)
U.S. Government sponsored entities mortgage-backed securities	250,322	(4,476)	265,539	(8,432)	515,861	(12,908)
Privately issued mortgage backed-securities	101,239	(1,829)	—	—	101,239	(1,829)
States and political subdivisions	16,836	(170)	20,397	(605)	37,233	(775)
Corporate bonds	—	—	10,030	(173)	10,030	(173)
Equity securities	—	—	49	(27)	49	(27)
Total temporarily impaired securities	$417,015	$(7,139)	$391,464	$(11,837)	$808,479	$(18,976)

The declines in market value were primarily attributable to changes in interest rates and not credit quality. Because the Company has the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

U.S. Government Sponsored Entities Debt Securities

The unrealized losses on the Company’s investment in debt securities issued by U.S. Government sponsored entities were caused increases in market interest rates. All debt securities issued by U.S. Government sponsored entities are rated AAA according to Standard & Poor’s (“S&P”) and/or Moody’s. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

U.S. Government Sponsored Entities Mortgage Backed Securities

The unrealized losses on the Company’s investment in U.S. Government sponsored entities mortgage backed securities were caused by increases in current market interest rates. All mortgage-backed  securities issued by U.S. Government sponsored entities are rated AAA by S&P and/or Moody’s and contractual cash flows of these investments are guaranteed by an agency of the U.S. government.

Privately Issued Mortgage Backed Securities

The unrealized losses on the Company’s investment in Privately Issued Mortgage Backed Securities were caused by increases in current market interest rates. All Privately Issued Mortgage Backed Securities are rated AAA by S&P and/or Moody’s and contractual cash flows of these investments are guaranteed by an over-collateralized pool of assets determined by the issuer.

State and Political Subdivisions

Unrealized losses on the Company’s investment in State and Political Subdivision municipal securities were caused by increases in current market interest rates. All municipal securities with unrealized losses are rated AA or better by S&P and/or Moody’s and the Company expects full repayment at maturity.

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

Equity Securities

The Company’s investment in marketable equity securities at December 31, 2005, consisted primarily of common stock in Fannie Mae. At December 31, 2005, the Company owned 1,000 shares at a book value of $0.1 million while the current market price was $48.81 per share. The Company evaluated the near-term prospect of the issuer in relation to the severity and duration of the impairment. Based on that evaluation, as well as the Company’s ability to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2005. The Company subsequently sold these investments in 2006.

5.                 LOANS

Loans, excluding loans held for sale, consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial & agricultural	$405,046	$581,038
Real estate:
Construction	1,144,680	681,554
Mortgage—residential	898,932	796,015
Mortgage—commercial	1,165,267	1,276,564
Consumer	195,436	187,887
Leases	50,741	45,394
	3,860,102	3,568,452
Less unearned income	14,098	15,703
Total	$3,846,004	$3,552,749

In the normal course of business, CPB makes loans to certain directors, executive officers and their affiliates under terms that Management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$1,928	$3,983
Additions	1,388	1,001
Repayments	(1,285)	(1,282)
Other changes	—	(1,774)
Balance, end of year	$2,031	$1,928

The amount of other changes is primarily attributable to the addition or retirement of directors, executive officers and their affiliates.

Impaired loans requiring an allowance for loan losses at December 31, 2006 and 2005 (see Note 6 for related allowance for loan losses for impaired loans) amounted to $4.5 million and $0.4 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan losses at December 31, 2006 and 2005 amounted to $7.2 million and $18.6 million, respectively. The average recorded investment in impaired loans was $9.2 million in 2006, $16.7 million in 2005 and $7.7 million in 2004. Interest income recognized on impaired loans was $1.2 million in 2006, $0.6 million in 2005 and less than $0.1 million in 2004.

Nonaccrual loans at December 31, 2006 and 2005 totaled $9.0 million and $12.6 million, respectively. Interest income totaling $1.0 million and $0.3 million was recognized on these loans in 2006 and 2005, respectively. Additional interest income of $0.3 million and $1.5 million would have been recognized in 2006 and 2005, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.7 million and $0.3 million was collected and recognized on charged-off loans in 2006 and 2005, respectively.

Accruing loans delinquent for 90 days or more at December 31, 2006 and 2005 totaled $0.9 million and $7.9 million, respectively.

There were no restructured loans still accruing interest at December 31, 2006, compared to six restructured loans totaling $0.7 million December 31, 2005.

6.                 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$52,936	$50,703	$24,774
Provision for loan losses	1,350	3,917	2,083
	54,286	54,620	26,857
Charge-offs	(6,270)	(6,208)	(2,931)
Recoveries	4,264	4,524	1,754
Net charge-offs	(2,006)	(1,684)	(1,177)
Allowance acquired in merger	—	—	25,023
Balance, end of year	$52,280	$52,936	$50,703

Changes in the allowance for loan losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$158	$2,499	$1,745
Provision (credit) for loan losses	—	(1,477)	22
Other changes	288	(864)	732
Balance, end of year	$446	$158	$2,499

The amounts of other changes represent the net transfer of allocated allowances for loans that were not classified as impaired for the entire year and loans that were acquired in conjunction with the Merger.

At December 31, 2006, all impaired loans were measured based on the fair value of the underlying collateral.

The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $2.6 million and $3.8 million at December 31, 2006 and 2005, respectively.

7.                 PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Land	$17,321	$12,628
Office buildings and improvements	89,385	86,436
Furniture, fixtures and equipment	27,924	25,776
	134,630	124,840
Accumulated depreciation and amortization	(57,289)	(52,272)
Net premises and equipment	$77,341	$72,568

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net occupancy	$3,552	$3,443	$2,781
Equipment	3,045	2,934	1,809
Total	$6,597	$6,377	$4,590

8.                 GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows:

	Year Ended December 31, 2006			Year Ended December 31, 2005
		Commercial			Commercial
	Hawaii	Real		Hawaii	Real
	Market	Estate	Total	Market	Estate	Total
			(Dollars in thousands)
Balance, beginning of period	$155,372	$147,986	$303,358	$143,986	$140,726	$284,712
Additions	1,804	1,017	2,821	15,515	7,260	22,775
Reductions	(4,364)	(3,932)	(8,296)	(4,129)	—	(4,129)
Balance, end of period	$152,812	$145,071	$297,883	$155,372	$147,986	$303,358

At December 31, 2006, goodwill recorded in conjunction with the acquisitions of CBBI and HHL totaled $297.9 million. Goodwill at December 31, 2006 reflected a decrease of $6.5 million over the balance reported as of December 31, 2005 primarily due to adjustments related to CBBI income tax contingencies and subleases of CBBI leased properties, partially offset by an earnout payment of $1.0 million associated with the Company’s 2005 acquisition of HHL.

Goodwill at December 31, 2005 reflected an increase of $18.6 million over the balance reported as of December 31, 2004 due to adjustments in the CBBI purchase price allocation and the acquisition of HHL in 2005. A third-party valuation of the core deposit premium for the CBBI merger was finalized in 2005 and resulted in a $4.3 million increase in goodwill. In addition, the Company recorded adjustments to goodwill of $7.0 million to reflect refinements in estimates of costs to be incurred to exit certain CBBI activities and income taxes. The Company also recorded adjustments to goodwill totaling $3.4 million related to income tax liabilities and tax credit carryforwards which were finalized upon completion of CBBI’s pre-acquisition income tax returns.

The following table presents changes in other intangible assets for the periods presented:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Core	Mortgage	Core	Mortgage
	Deposit	Servicing	Deposit	Servicing
	Premium	Rights	Premium	Rights
		(Dollars in thousands)
Balance, beginning of period	$35,795	$11,820	$49,188	$3,849
Additions (deductions)	—	2,043	(7,127)	1,337
Intangibles acquired in merger	—	—	—	8,634
Amortization	(3,897)	(2,223)	(6,266)	(2,000)
Balance, end of period	$31,898	$11,640	$35,795	$11,820

In 2005, a third-party valuation of the core deposit premium for the CBBI merger was finalized resulting in a reduction of $7.1 million in the core deposit premium and a revision of the amortization period from 10 years to 15 years.

At December 31, 2006, the fair value of mortgage servicing rights was $12.1 million and reflected $1.3 billion in loans serviced for others. At December 31, 2005, the fair value of mortgage servicing rights was $14.5 million and reflected $1.2 billion in loans serviced for others.

The gross carrying value, accumulated amortization and net carrying value related to the core deposit premium and mortgage servicing rights as of December 31, 2006 and 2005 are presented below:

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Dollars in thousands)
Core deposit premium	$44,642	$(12,744)	$31,898	$44,642	$(8,847)	$35,795
Mortgage servicing rights	19,094	(7,454)	11,640	17,051	(5,231)	11,820

Based on the core deposit premium and mortgage servicing rights held as of December 31, 2006, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)
2007	$2,739	$1,887
2008	2,491	1,489
2009	2,491	1,137
2010	2,491	925
2011	2,491	754
Thereafter	19,195	5,448
	$31,898	$11,640

9.                 DEPOSITS

Time deposits of $100,000 or more totaled $983.6 million and $827.8 million at December 31, 2006 and 2005, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $36.7 million, $18.8 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2006 were as follows (in thousands):

Three months or less	$552,643
Over three through six months	185,621
Over six through twelve months	163,748
2008	69,726
2009	7,865
2010	1,613
2011	1,253
Thereafter	1,087
Total	$983,556

At December 31, 2006 and 2005, overdrawn deposit accounts totaled $7.1 million and $18.3 million, respectively, and have been reclassified as loans on the consolidated balance sheets.

10.          SHORT-TERM BORROWINGS

Federal funds purchased generally mature on the day following the date of purchase.

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2006 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to the Company’s control.

Other short-term borrowings consist primarily of FHLB advances and the Treasury Tax and Loan balance, which represents tax payments collected on behalf of the U.S. government. The FHLB advances bear a fixed interest rate of 5.63%. Treasury Tax and Loan balances bear market interest rates and are callable at any time. At December 31, 2006, the FHLB advances and the Treasury Tax and Loan balance totaled $76.0 million and $2.3 million, respectively. Interest expense on FHLB advances were $2.1 million, $1.3 million and $0.3 million in 2006, 2005 and 2004, respectively.

A summary of short-term borrowings follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$—	$—	$—
Average amount outstanding during year	86	212	49
Highest month-end balance during year	—	—	—
Weighted average interest rate on balances outstanding at December 31	—	—	—
Weighted average interest rate during year	5.24%	4.02%	1.71%
Securities sold under agreements to repurchase
Amount outstanding at December 31	$1,000	$1,000	$1,000
Average amount outstanding during year	1,000	1,000	1,000
Highest month-end balance during year	1,000	1,000	1,000
Weighted average interest rate on balances outstanding at December 31	3.65%	2.75%	1.75%
Weighted average interest rate during year	2.61%	1.90%	1.11%
Other short-term borrowings
Amount outstanding at December 31	$78,308	$81,734	$87,900
Average amount outstanding during year	40,314	55,545	35,707
Highest month-end balance during year	118,763	138,151	126,578
Weighted average interest rate on balances outstanding at December 31	5.61%	4.25%	2.19%
Weighted average interest rate during year	5.37%	3.30%	2.14%

11.   LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank advances	$606,940	$616,009
Subordinated debentures	108,249	108,249
Securities sold under agreement to repurchase	25,000	25,000
	$740,189	$749,258

FHLB advances outstanding at December 31, 2006 and 2005 carried weighted average interest rates of 4.89% and 4.04%, respectively. FHLB advances outstanding at December 31, 2006 were secured by interest-bearing deposits at the FHLB of $5.7 million, CPB’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $262.8 million and certain real estate loans totaling $735.2 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. At December 31, 2006, CPB had available to it additional unused FHLB advances of approximately $672.8 million. Interest expense on FHLB advances were $26.2 million, $18.9 million and $9.6 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, FHLB advances totaling $78.0 million were putable at the option of the FHLB on a quarterly basis. The putable advances bear fixed interest rates from 2.76% to 5.52%, with maturity dates ranging from July 2008 to February 2011. One advance totaling $25.0 million is putable in February 2007. The advance bears an interest rate of 5.06% and matures in February 2011. Advances of $10.0 million and $15.0 million are putable at the option of the FHLB on a quarterly basis if the three-month LIBOR rate is greater than or equal to specified levels. The advances bear interest rates of 2.76% and 3.03%, respectively, and mature in February 2009.

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

Securities sold under agreements to repurchase are accounted for as financing transactions, and the obligations to repurchase these securities are recorded as liabilities in the Consolidated Balance Sheets. The securities underlying the agreements to repurchase are reflected as assets of the Company and are held in collateral accounts with third-party custodians. At December 31, 2006, the Company had a $25.0 million repurchase agreement with a maturity date in January 2009. The repurchase agreement bears an interest rate of 4.20%.

At December 31, 2006, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2007	$74,192
2008	271,786
2009	91,416
2010	116,376
2011	51,268
Thereafter	135,151
Total	$740,189

12.   SHAREHOLDER’S EQUITY

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

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock. These purchases may be made from time to time on the open market or in privately negotiated transactions. The repurchase program is expected to remain in effect through April 30, 2007. In connection with the adoption of this repurchase program, the board of directors terminated the remaining authorization under its 2002 stock repurchase program. There were no stock repurchases during 2006. A total of 2,893 shares of common stock were repurchased in 2005 for consideration of $0.1 million.

13.   SHARE-BASED COMPENSATION

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

Prior to January 1, 2006, as permitted by SFAS 123, the Company accounted for its share-based payment plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, whereby compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Costs of restricted stock awards granted, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the fiscal year ended December 31, 2006 were $2.3 million and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25, and related Interpretations, as was permitted by SFAS 123. As a result of the adoption of SFAS 123R, basic and diluted net income per share for the fiscal year ended December 31, 2006 decreased by $0.05 and $0.04, respectively.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R to options and awards granted under the Company’s equity incentive plans:

Year Ended
December 31, 2006
(Dollars in thousands)
Salaries and employee benefits	$3,478
Income tax benefit	(1,394)
Net share-based compensation effect	$2,084

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

Stock Option Plans

The Company has adopted stock option plans for the purpose of granting options to purchase the Company’s common stock to directors, officers and other key individuals. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on three or five years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below). The Company has historically issued new shares of common stock upon exercises of stock options and purchases of restricted awards.

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

At December 31, 2006, 2005 and 2004, a total of 845,059, 865,024 and 1,341,759 shares, respectively, were available for future grants.

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

The fair value of the Company’s stock options granted to employees for the years ended December 31, 2006, 2005 and 2004 was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected volatility	34.4%	28.3%	21.3%
Risk free interest rate	4.9%	4.6%	3.1%
Expected dividends	2.4%	2.0%	2.3%
Expected life (in years)	6.5	6.5	4.0
Weighted average fair value	$11.99	$10.91	$4.55

Stock Option Activity

The following is a summary of option activity for the Company’s stock option plans:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at January 1, 2006	1,289,645	$23.50
Changes during the year:
Granted	4,000	35.11
Exercised	(262,117)	14.05
Expired	(560)	27.82
Forfeited	(40,644)	35.47
Outstanding at December 31, 2006	990,324	$25.55	6.4	$13,080
Vested and expected to vest at December 31, 2006	962,516	$25.32	6.7	$12,937
Exercisable at December 31, 2006	531,930	$19.33	5.0	$10,335

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $5.9 million, $4.6 million and $3.6 million, respectively, determined as of the date of exercise.

As of December 31, 2006, the total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.0 million, $1.0 million and $0.9 million, respectively.

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the year ended December 31, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	20,420	$33.36
Changes during the year:
Granted	3,000	35.10
Vested	(900)	14.50
Nonvested at December 31, 2006	22,520	34.35
Vested and expected to vest at December 31, 2006	25,020	34.42

As of December 31, 2006, there was $0.5 million of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.3 years.

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

The table below presents activity of performance shares for the year ended December 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	94,698	$34.43
Changes during the year:
Granted	6,737	35.67
Forfeited	(18,997)	33.83
Nonvested at December 31, 2006	82,438	34.67
Vested and expected to vest at December 31, 2006	69,973	34.53

As of December 31, 2006, there was $1.1 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 1.2 years.

Stock Appreciation Rights

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

The fair value of SARs granted to employees for the years ended December 31, 2006 and 2005 was estimated using Black-Scholes option pricing formula with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005
Expected volatility	34.3%	24.3%
Risk free interest rate	4.7	4.2
Expected dividends	2.4	2.3
Expected life in years	6.5	6.4
Weighted average fair value	$10.80	$8.60

The table below presents activity of SARs for the year ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2006	34,685	$1.72
Changes during the year:
Granted	31,547	10.80
Forfeited	(10,071)	2.67
Outstanding at December 31, 2006	56,161	6.65	8.8	$211
Vested and expected to vest at December 31, 2006	52,961	6.62	8.8	$203
Exercisable at December 31, 2006	—	—	—	$—

As of December 31, 2006, there was $0.3 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 2.2 years.

Pro Forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands,
	except per share data)
Net income, as reported	$72,459	$37,394
Add: Stock-based compensation expense included in reported net income, net of related tax effects	40	35
Deduct: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(835)	(722)
Pro forma net income	$71,664	$36,707
Earnings per share:
Basic—as reported	$2.42	$1.90
Basic—pro forma	$2.39	$1.87
Diluted—as reported	$2.38	$1.87
Diluted—pro forma	$2.35	$1.84

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

14.   PENSION PLANS

Defined Benefit Retirement Plan

CPB has a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. The plan was initially curtailed in 1986, and accordingly, plan benefits were fixed as of that date. Effective January 1, 1991, CPB reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees’ years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from CPB’s terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5.9 million in the unrecognized prior service cost, which was amortized over a period of 13 years. Effective December 31, 2002, CPB curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2006	2005
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$28,087	$27,255
Interest cost	1,570	1,597
Actuarial loss	540	1,291
Benefits paid	(2,078)	(2,056)
Benefit obligation at December 31	28,119	28,087
Change in plan assets
Fair value of assets at January 1	25,430	23,980
Actual return on plan assets	3,048	1,706
Employer contributions	1,800	1,800
Benefits paid	(2,078)	(2,056)
Fair value of assets at December 31	28,200	25,430
Funded status	$81	$(2,657)
Amounts recognized in the consolidated balance sheets
Prepaid benefit	$81	$—
Accrued benefit liability	—	(2,657)
Components of accumulated other comprehensive loss:
Unrecognized net actuarial loss	9,275	10,724
Net amount recognized	$9,356	$8,067
Benefit obligation actuarial assumptions
Weighted average discount rate	5.9%	5.7%

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Components of net periodic cost (benefit)
Interest cost	$1,570	$1,597	$1,621
Expected return on plan assets	(2,011)	(1,903)	(1,728)
Recognized net loss	952	863	881
Net periodic cost	511	557	774
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss
Net loss (gain)	(1,449)	625	(58)
Total recognized in accumulated other comprehensive loss	(1,449)	625	(58)
Total recognized in net periodic cost and accumulated other comprehensive loss	$(938)	$1,182	$716
Net periodic cost actuarial assumptions
Weighted average discount rate	5.7%	6.0%	6.3%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2007 is approximately $0.8 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. The Company’s asset allocations by asset category were as follows:

	December 31,
	2006	2005
Equity securities	63%	61%
Debt securities	20	22
Other	17	17
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of $1.3 million and $1.2 million at December 31, 2006 and 2005, respectively.

The Company’s investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 64% domestic equity securities, 8% international equity securities, 27% debt securities, and 1% cash investments.

The Company expects to contribute $1.8 million to its defined benefit retirement plan in 2007.

Estimated future benefit payments are as follows:

(Dollars in thousands)
Year ending December 31:
2007	$2,186
2008	2,133
2009	2,134
2010	2,110
2011	2,067
2012-2016	10,363
Total	$20,993

During the year ended December 31, 2006, the Company adopted the provisions of SFAS 158 (see Note 1). There was no incremental effect of applying the recognition provisions of SFAS 158 as the Company has historically recognized the overfunded or underfunded status of the plan as an asset or liability, as well as the unrecognized net actuarial gains/losses as a component of accumulated other comprehensive loss on its consolidated balance sheets.

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, CPB established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the Merger, the Company assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2006	2005
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$9,590	$8,394
Service cost	1,279	732
Interest cost	494	497
Actuarial (gain) loss	(2,398)	790
Benefits paid	(215)	(823)
Transitional obligation	471	—
Benefit obligation at December 31	9,221	9,590
Change in plan assets
Fair value of assets at January 1	—	—
Employer contributions	215	823
Benefits paid	(215)	(823)
Fair value of assets at December 31	—	—
Unrecognized amounts prior to adoption of SFAS 158
Unrecognized transition obligation	—	1,154
Unamortized prior service cost	—	259
Unrecognized net actuarial loss (gain)	—	1,138
Total	—	2,551
Funded status	$(9,221)	$(7,039)
Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(9,221)	$(7,039)
Components of accumulated other comprehensive loss:
Unrecognized transition obligation	290	—
Unamortized prior service cost	241	—
Unrecognized net actuarial (gain) loss	47	—
Net amount recognized	$(8,643)	$(7,039)
Benefit obligation actuarial assumptions
Weighted average discount rate	5.8%	5.7%
Weighted average rate of compensation increase	5.0%	5.0%

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Components of net periodic cost
Service cost	$1,279	$732	$163
Interest cost	494	497	167
Amortization of unrecognized transition obligation	21	24	22
Recognized prior service cost	18	18	18
Recognized net loss (gain)	6	3	1
Net periodic cost	1,818	1,274	371
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss
Net loss (gain)	47	—	—
Prior service cost	259	—	—
Amortization of prior service cost	(18)	—	—
Transition obligation	311	—	—
Amortization of transition obligation	(21)	—	—
Total recognized in accumulated other comprehensive loss	578	—	—
Total recognized in net periodic cost and accumulated other comprehensive loss	$2,396	$1,274	$371
Net periodic cost actuarial assumptions
Weighted average discount rate	5.7%	6.0%	6.3%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in accumulated other comprehensive loss that will be recognized into net periodic cost for 2007 is as follows (in thousands):

Amortization of transition obligation	$21
Amortization of prior service cost	18
Amortization of net actuarial loss	3

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. The Company expects to contribute $0.2 million to its SERP in 2007.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2007	$213
2008	211
2009	209
2010	206
2011	204
2012-2016	7,073
Total	$8,116

The incremental effect of adopting the recognition provisions of SFAS 158 during the year ended December 31, 2006, resulted in increases in other liabilities of $0.6 million, accumulated other comprehensive loss of $0.4 million and deferred tax assets of $0.2 million at December 31, 2006.

15.   401(K) RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

The Company matches 100% of an employee’s elective deferrals, up to 4% of the employee’s salary. The Company’s employer matching contributions to the Retirement Savings Plan totaled $2.0 million, $1.5 million and $0.8 million in 2006, 2005 and 2004, respectively.

The Company also makes discretionary profit sharing contributions into the Retirement Savings Plan. The board of directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. The Company made profit sharing contributions of $1.9 million, $1.9 million and $1.4 million in 2006, 2005 and 2004, respectively, excluding amounts paid to employees in cash.

CBBI’s Profit Sharing Retirement Savings Plan (“CBBI Plan”) covers all employees who satisfied length-of-service requirements with CBBI as of the date of the Acquisition. Eligible employees could contribute up to 100% of their compensation, subject to limitations of the Internal Revenue Code, of which 20% was matched by CBBI, up to 2% of the participant’s compensation. In addition, CBBI contributed an amount equal to 3% of the compensation of the eligible participants, and additional amounts determined by the board of directors at their discretion. Contributions to the CBBI Plan for 2004 were less than $0.1 million. Effective January 1, 2005, the CBBI Plan was merged into the Company’s Retirement Savings Plan.

CPHL had 401(k) retirement savings plan (“CPHL Plan”) that covers all CPHL employees who satisfy age and length-of-service requirements. Eligible employees may contribute up to 25% of their compensation, subject to limitations of the Internal Revenue Code. CPHL’s matching contributions are determined on an annual basis. Contributions to the CPHL Plan for 2005 were less than $0.1 million. Effective January 1, 2006, the CPHL Plan was merged into the Company’s Retirement Savings Plan.

16.   OPERATING LEASES

The Company leases certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

Net rent expense for all operating leases is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Rent expense charged to net occupancy	$7,267	$7,720	$5,299
Less sublease income	(58)	(59)	(19)
Net rent expense charged to net occupancy	7,209	7,661	5,280
Rent expense charged to equipment expense	383	364	251
Total net rent expense	$7,592	$8,025	$5,531

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2006:

		Less
	Rental	Sublease	Net Rental
	Commitment	Rental Income	Commitment
	(Dollars in thousands)
Year ending December 31:
2007	$8,502	($771)	$7,731
2008	7,553	(516)	7,037
2009	4,701	(67)	4,634
2010	3,774	—	3,774
2011	3,067	—	3,067
Thereafter	21,896	—	21,896
Total	$49,493	($1,354)	$48,139

In conjunction with the Merger, the Company accrued estimated lease termination costs of $12.6 million representing the net present value of future rent payments for CBBI branches to be closed and offices to be vacated, of which $5.0 million was outstanding as of December 31, 2006. For the leases which have not yet been cancelled as of December 31, 2006, the corresponding rental commitments are included in the schedule of future minimum rental commitments above.

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2006 (in thousands):

Year ending December 31:
2007	$3,792
2008	3,038
2009	2,349
2010	1,649
2011	1,097
2012-2016	18,444
Total	$30,369

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

17.   INCOME AND FRANCHISE TAXES

Components of income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2006:
Federal	$39,923	$(3,944)	$35,979
State	4,810	523	5,333
Total	$44,733	$(3,421)	$41,312
2005:
Federal	$24,809	$8,688	$33,497
State	4,036	(1,006)	3,030
Total	$28,845	$7,682	$36,527
2004:
Federal	$12,850	$2,674	$15,524
State	397	661	1,058
Total	$13,247	$3,335	$16,582

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Computed “expected” tax expense	$42,172	$38,145	$18,892
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,778)	(1,848)	(1,563)
Other tax-exempt income	(1,396)	(765)	(590)
State income taxes, net of Federal income tax benefit	3,467	1,970	451
Low-income housing and energy tax credits	(1,397)	(801)	(381)
Other	244	(174)	(227)
Total	$41,312	$36,527	$16,582

At December 31, 2006 and 2005, current Federal income taxes receivable of $5.1 million were included in other assets and current Federal income taxes payable of $1.2 million were included in other liabilities, respectively. Current state income taxes payable of $1.9 million were included in other liabilities at December 31, 2006 and 2005.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$16,871	$17,262
Accrued expenses	6,412	4,464
Net unrealized loss on available-for-sale securities recognized through accumulated other comprehensive loss	6,181	—
Employee retirement benefits	3,949	4,711
State tax credit carryforwards	3,929	3,005
Merger-related costs	2,245	5,663
Investment write-downs and write-offs	1,716	985
Merger-related valuations	1,269	2,273
Reserve for unfunded commitments	1,062	1,526
Investments in unconsolidated subsidiaries	983	—
Interest on nonaccrual loans	724	728
Capital loss carryforward	70	70
Other	1,264	1,332
Total deferred tax assets	$46,675	$42,019
Deferred tax liabilities
Intangible assets	$16,793	$18,141
FHLB stock dividends received	12,345	12,305
Net unrealized loss on available-for-sale securities recognized for tax purposes	6,181	6,319
Leases	5,120	4,433
Deferred gain on curtailed retirement plan	3,339	3,328
Dividends received	2,126	1,463
Liability on utilization of state tax credits	1,575	—
Investments in unconsolidated subsidiaries	593	309
Merger-related valuations	1,399	1,636
Deferred finance fees	1,061	922
Premises and equipment	718	1,123
Accreted discounts receivable	241	257
Other	907	455
Total deferred tax liabilities	$52,398	$50,691
Net deferred tax assets (liabilities)	$(5,723)	$(8,672)

At December 31, 2006, the Company had state tax credit carryforwards of $3.9 million that generally do not expire and capital loss carryforwards of $0.2 million that expire through 2010. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. As a result, there was no valuation allowance for deferred tax assets as of December 31, 2006 and 2005.

In 1998, the Company completed a corporate reorganization that produced state franchise tax benefits. In September 2002, the State of Hawaii Department of Taxation notified the Company that it was disallowing the tax treatment of this reorganization. The Company appealed this decision and was notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. The Company subsequently filed an appeal with the Hawaii State Tax Appeals Court and in December 2006 received a ruling against its appeal. The Company intends to proceed with an appeal to the Hawaii State Supreme Court. Cumulative possible state tax benefits that have not yet been recognized amounted to $9.7 million as of December 31, 2006. Upon resolution of the appeal, any benefit awarded will be recognized as a reduction in income tax expense.

CBBI completed a similar corporate reorganization prior to the merger. As of December 31, 2006, cumulative possible state tax benefits totaled approximately $2.1 million. The State of Hawaii Department of Taxation has not yet completed its audit of the subject tax returns but has indicated that it intends to disallow the tax treatment of this reorganization. The resolution of this tax uncertainty will be recognized as an adjustment to goodwill.

In 2000, the Company undertook a capital-raising initiative that resulted in federal and state tax benefits totaling approximately $4.1 million. These benefits were recognized as a reduction in income tax expense. In 2005, the Internal Revenue Service issued a Notice of Proposed Adjustment disallowing the tax benefits. The Company believes the tax treatment was appropriate and plans to defend its position. Any tax liability resulting from the resolution of this issue will result in a charge to income tax expense.

CBBI also undertook a similar capital-raising initiative prior to the merger that resulted in federal and state tax benefits totaling approximately $2.7 million. In 2005, the Internal Revenue Service issued a Notice of Proposed Adjustment disallowing the tax benefit. The Company believes the tax treatment was appropriate and plans to defend its position. The resolution of this tax uncertainty will be recognized as an adjustment to goodwill.

18.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Unrealized holding gains (losses) on available-for-sale investment securities	$(15,422)	$(15,817)	$193
Tax benefit (expense)	6,181	6,318	(92)
Unrealized holding losses on available-for-sale investment securities, net of tax	(9,241)	(9,499)	101
Pension liability adjustments	(9,853)	(10,724)	(10,099)
Tax benefit	3,949	4,284	3,835
Pension liability adjustments, net of tax	(5,904)	(6,440)	(6,264)
Accumulated other comprehensive loss, net of tax	$(15,145)	$(15,939)	$(6,163)

19.   EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income	$79,180	$72,459	$37,394
Weighted average shares outstanding - basic	30,511	29,956	19,636
Dilutive effect of employee stock options and awards	316	531	381
Weighted average shares outstanding - diluted	30,827	30,487	20,017
Basic earnings per share	$2.60	$2.42	$1.90
Diluted earnings per share	$2.57	$2.38	$1.87

20.   CONTINGENT LIABILITIES AND OTHER COMMITMENTS

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

Forward interest rate contracts represent commitments to purchase or sell loans at a future date at a specified price. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in market rates. Management reviews and approves the creditworthiness of its forward interest rate contracts.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties.

At December 31, 2006 and 2005 financial instruments with off-balance sheet risk were as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,396,107	$1,798,743
Standby letters of credit and financial guarantees written	23,569	28,151
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	62,864	47,459
Forward interest rate contracts	36,164	68,426
Forward foreign exchange contracts	201	17

22.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2006		December 31, 2005
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$129,715	$129,715	$154,927	$154,927
Interest-bearing deposits in other banks	5,933	5,933	9,813	9,813
Investment securities	898,358	897,403	925,285	924,093
Net loans and leases, including loans held for sale	3,820,393	3,810,039	3,560,351	3,555,825
Federal Home Loan Bank stock	48,797	48,797	48,797	48,797
Accrued interest receivable	26,269	26,269	22,006	22,006
Due from customers on acceptances	453	453	530	530
Financial liabilities
Deposits:
Noninterest-bearing deposits	661,027	661,027	730,952	730,952
Interest-bearing demand and savings deposits	1,644,214	1,644,214	1,533,936	1,533,936
Time deposits	1,539,242	1,539,222	1,377,356	1,377,356
Total deposits	3,844,483	3,844,463	3,642,244	3,642,244
Short-term borrowings	79,308	79,323	82,734	82,725
Long-term debt	740,189	716,528	749,258	735,551
Bank acceptances outstanding	453	453	530	530
Accrued interest payable (included in other liabilities)	16,307	16,307	10,157	10,157
Off-balance sheet financial instruments
Commitments to extend credit	1,396,107	6,981	1,798,743	8,994
Standby letters of credit and financial guarantees written	23,569	177	28,151	211
Interest rate options	62,864	(5)	47,459	50
Forward interest rate contracts	36,164	99	68,426	(93)
Forward foreign exchange contracts	201	197	17	17

23.   DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

The Company and its predecessor have paid regular semi-annual cash dividends on the common stock since 1958. Beginning in 1988, the Company commenced paying regular quarterly cash dividends. The Company’s board of directors, at a meeting held on October 25, 2006, declared a fourth quarter cash dividend of $0.23 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.88 per share for the year ended December 31, 2006.

24.   SEGMENT INFORMATION

The Company has three reportable segments: Commercial Real Estate, Hawaii Market, and Treasury. The segments reported are consistent with internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

The Commercial Real Estate segment includes construction and real estate development lending in Hawaii, California and Washington. The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services and retail brokerage services and provides for a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others category includes activities such as electronic banking, data processing, and management of bank owned properties.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2006:
Net interest income	$154,957	$61,679	$(5,787)	$—	$210,849
Intersegment net interest income (expense)	(92,849)	71,536	(2,753)	24,066	—
Provision for loan losses	71	1,279	—	—	1,350
Other operating income	302	36,019	4,992	1,843	43,156
Other operating expense	8,222	63,111	2,426	58,404	132,163
Administrative and overhead expense allocation	7,218	40,392	456	(48,066)	—
Income taxes	19,109	21,488	2,512	(1,797)	41,312
Net income (loss)	$27,790	$42,964	$(8,942)	$17,368	$79,180
At December 31, 2006
Investment securities	$—	$—	$898,358	$—	$898,358
Loans (including loans held for sale)	2,058,257	1,814,416	—	—	3,872,673
Other	154,691	258,534	265,696	37,240	716,161
Total assets	$2,212,948	$2,072,950	$1,164,054	$37,240	$5,487,192
Year ended December 31, 2005:
Net interest income	$114,064	$76,332	$6,277	$—	$196,673
Intersegment net interest income (expense)	(59,583)	57,284	(12,470)	14,769	—
Provision for loan losses	866	3,051	—	—	3,917
Other operating income	800	33,282	5,860	1,060	41,002
Other operating expense	7,433	57,827	2,550	56,962	124,772
Administrative and overhead expense allocation	6,373	36,860	806	(44,039)	—
Income taxes	14,023	23,249	2,042	(2,787)	36,527
Net income (loss)	$26,586	$45,911	$(5,731)	$5,693	$72,459
At December 31, 2005
Investment securities	$—	$—	$925,285	$—	$925,285
Loans (including loans held for sale)	1,798,741	1,814,546	—	—	3,613,287
Other	155,006	257,260	253,922	34,379	700,567
Total assets	$1,953,747	$2,071,806	$1,179,207	$34,379	$5,239,139
Year ended December 31, 2004:
Net interest income	$55,627	$50,882	$13,663	$—	$120,172
Intersegment net interest income (expense)	(29,490)	32,969	(4,136)	657	—
Provision for loan losses	418	1,665	—	—	2,083
Other operating income	32	17,932	879	3,175	22,018
Other operating expense	2,438	45,539	1,977	36,177	86,131
Administrative and overhead expense allocation	4,515	28,382	(415)	(32,482)	—
Income taxes	6,088	8,996	3,618	(2,120)	16,582
Net income	$12,710	$17,201	$5,226	$2,257	$37,394
At December 31, 2004
Investment securities	$—	$—	$850,821	$—	$850,821
Loans (including loans held for sale)	1,520,719	1,596,847	—	—	3,117,566
Other	140,094	232,407	260,729	50,285	683,515
Total assets	$1,660,813	$1,829,254	$1,111,550	$50,285	$4,651,902

25.   PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2006, retained earnings of the parent company, Central Pacific Financial Corp., included $281.4 million of equity in undistributed income of CPB.

CPB, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2006, retained earnings of CPB totaled $278.6 million.

In December 2006, CPB agreed to a cease and desist order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and Hawaii Division of Financial Institutions relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (“BSA”). The Order requires CPB to take additional steps such as increasing staff levels and strengthening internal controls related to improving its program for detecting, monitoring and reporting large currency transactions and suspicious activity.

Section 131 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the Federal Reserve Board, the FDIC, the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “Agencies”) to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA’s Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution’s capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2006 and 2005, the Company’s and CPB’s regulatory capital ratios exceeded the minimum thresholds for a “well-capitalized” institution.

The following table sets forth actual and required capital and capital ratios for the Company and CPB as of the dates indicated:

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2006:
Tier 1 risk-based capital	$553,254	12.3%	$179,292	4.0%	$268,939	6.0%
Total risk-based capital	608,192	13.6	358,585	8.0	448,231	10.0
Leverage capital	553,254	10.9	202,538	4.0	253,173	5.0
As of December 31, 2005:
Tier 1 risk-based capital	$477,828	10.7%	$178,984	4.0%	$268,477	6.0%
Total risk-based capital	533,771	11.9	357,969	8.0	447,461	10.0
Leverage capital	477,828	10.0	191,058	4.0	238,822	5.0
Central Pacific Bank
As of December 31, 2006:
Tier 1 risk-based capital	$526,228	11.8%	$178,769	4.0%	$268,154	6.0%
Total risk-based capital	581,166	13.0	357,538	8.0	446,923	10.0
Leverage capital	526,228	10.4	203,325	4.0	254,157	5.0
As of December 31, 2005:
Tier 1 risk-based capital	$437,844	9.8%	$178,675	4.0%	$268,012	6.0%
Total risk-based capital	493,691	11.1	357,350	8.0	446,687	10.0
Leverage capital	437,844	9.3	189,280	4.0	236,601	5.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
Assets
Cash and cash equivalents	$9,691	$26,426
Investment securities available for sale	1,172	928
Investment in subsidiary bank, at equity in underlying net assets	814,909	741,199
Investment in other subsidiaries, at equity in underlying assets	2,478	1,769
Accrued interest receivable and other assets	20,454	17,055
Total assets	$848,704	$787,377
Liabilities and Shareholders’ Equity
Long-term debt	$108,249	$108,249
Other liabilities	2,316	2,894
Total liabilities	110,565	111,143
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 30,709,389 and 30,436,862 shares at December 31, 2006 and 2005, respectively	430,904	428,012
Surplus	51,756	46,432
Retained earnings	270,624	218,341
Deferred stock awards	—	(612)
Accumulated other comprehensive loss	(15,145)	(15,939)
Total shareholders’ equity	738,139	676,234
Total liabilities and shareholders’ equity	$848,704	$787,377

Central Pacific Financial Corp.
Condensed Statements of Income
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$20,473	$—	$42,259
Dividends from other subsidiaries	39	44	24
Interest income:
Interest and dividends on investment securities	19	20	219
Interest from subsidiary banks	61	171	152
Investment securities gains (losses)	—	2	(375)
Other income	253	211	80
Total income	20,845	448	42,359
Expense:
Interest on long-term debt	8,448	6,494	3,011
Other expenses	3,987	3,613	3,319
Total expenses	12,435	10,107	6,330
Income (loss) before income taxes and equity in undistributed income of subsidiaries	8,410	(9,659)	36,029
Income taxes	(7,125)	(5,206)	(4,047)
Income (loss) before equity in undistributed income of subsidiaries	15,535	(4,453)	40,076
Equity in undistributed income (loss) of subsidiary banks	64,059	77,313	(2,627)
Equity in undistributed loss of other subsidiaries	(414)	(401)	(55)
Net income	$79,180	$72,459	$37,394

Central Pacific Financial Corp.
Condensed Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net income	$79,180	$72,459	$37,394
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investment securities	—	(2)	375
Deferred income tax expense (benefit)	2,154	(1,964)	3,482
Decrease in dividends receivable from subsidiary banks	—	—	2,586
Equity in undistributed (income) loss of subsidiary banks	(64,059)	(77,313)	2,627
Equity in undistributed loss of other subsidiaries	414	401	55
Share-based compensation	130	—	—
Other, net	1,689	5,194	(18,782)
Net cash provided by (used in) operating activities	19,508	(1,225)	27,737
Cash flows from investing activities
Proceeds from maturities of investment securities available for sale	—	—	—
Proceeds from sales of investment securities available for sale	—	32	—
Purchases of investment securities available for sale	—	—	—
Merger of CB Bancshares, Inc., net of cash acquired	—	—	(77,757)
Investment in and advances to subsidiaries	(10,000)	(30,000)	(25,546)
Contributions to unconsolidated subsidiaries	(3,004)	(311)	—
Net cash used in investing activities	(13,004)	(30,279)	(103,303)
Cash flows from financing activities
Proceeds from long-term debt	—	—	51,547
Proceeds from common stock offering	—	64,210	—
Proceeds from stock option exercises	3,658	2,832	2,519
Repurchases of common stock	—	(106)	—
Dividends paid	(26,897)	(21,850)	(14,798)
Net cash provided by (used in) financing activities	(23,239)	45,086	39,268
Net increase (decrease) in cash and cash equivalents	(16,735)	13,582	(36,298)
Cash and cash equivalents
At beginning of year	26,426	12,844	49,142
At end of year	$9,691	$26,426	$12,844

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures   Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, or the Evaluation Date. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, subject to management’s completion of its assessment of internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting   Management of Central Pacific Financial Corp., together with its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited management’s assessment, included in the accompanying management report on internal control over financial reporting, that Central Pacific Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Central Pacific Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Central Pacific Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Central Pacific Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2006. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Election of Directors—Corporate Governance and Board Matters” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “ELECTION OF DIRECTORS—Compensation of Directors and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2006

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “INTRODUCTION—Principal Shareholders,” and “INTRODUCTION—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2006.

The following table provides information as of December 31, 2006 regarding securities issued under our equity compensation plans that were in effect during fiscal 2006.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	989,324	$25.56	845,059
Equity compensation plans not approved by security holders	—	—	—
Total	989,324	$25.56	845,059

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.                                       Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a) 2.             All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.                                       Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1).
3.2	Bylaws of the Registrant, as amended (2).
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3).
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4).
10.2	Split Dollar Life Insurance Plan (5)(15).
10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15).
10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15).
10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15).
10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15).
10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15).
10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15).
10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15).
10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15).
10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15).
10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15).
10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15).
10.15	Form of Restricted Stock Award Agreement (8)(15).
10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15).
10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15).
10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14)(15).
10.19	The Registrant’s Long-Term Executive Incentive Plan (15)(16).
10.20	The Registrant’s 2004 Annual Executive Incentive Plan (15)(18)
10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517).

10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (19).
14.1	The Registrant’s Code of Conduct and Ethics (17).
14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (17).
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)          Filed as Exhibits 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

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

(17) Filed as Exhibits 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(18) Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(19) Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2007
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ CLINT ARNOLDUS
Clint Arnoldus President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLINT ARNOLDUS	President and Chief Executive Officer	February 28, 2007
Clint Arnoldus	(Principal Executive Officer) and Director
/s/ RONALD K. MIGITA	Chairman of the Board	February 28, 2007
Ronald K. Migita
/s/ DEAN K. HIRATA	Vice Chairman and Chief Financial Officer	February 28, 2007
Dean K. Hirata	(Principal Financial Officer and Principal Accounting Officer)
/s/ RICHARD J. BLANGIARDI	Director	February 28, 2007
Richard J. Blangiardi
/s/ CHRISTINE CAMP FRIEDMAN	Director	February 28, 2007
Christine H. H. Camp Friedman
/s/EARL E. FRY	Director	February 28, 2007
Earl E. Fry
/s/ B. JEANNIE HEDBERG	Director	February 28, 2007
B. Jeannie Hedberg
/s/ DENNIS I. HIROTA	Director	February 28, 2007
Dennis I. Hirota
/s/ CLAYTON K. HONBO	Director	February 28, 2007
Clayton K. Honbo
	Director	February 28, 2007
Paul J. Kosasa
/s/ DUANE K. KURISU	Director	February 28, 2007
Duane K. Kurisu

/s/ COLBERT M. MATSUMOTO	Director	February 28, 2007
Colbert M. Matsumoto
	Director	February 28, 2007
Crystal K. Rose
/s/ MIKE K. SAYAMA	Director	February 28, 2007
Mike K. Sayama
/s/ MAURICE H. YAMASATO	Director	February 28, 2007
Maurice H. Yamasato
/s/ DWIGHT L. YOSHIMURA	Director	February 28, 2007
Dwight L. Yoshimura