Form 10-Q
period 2007-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2007-05-09
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on April 30, 2007 was 30,741,234 shares.

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$112,799	$129,715
Interest-bearing deposits in other banks	5,318	5,933
Investment securities:
Held to maturity, at amortized cost (fair value of $52,027 at March 31, 2007 and $64,249 at December 31, 2006)	52,780	65,204
Available for sale, at fair value	814,691	833,154
Total investment securities	867,471	898,358

Loans held for sale	41,608	26,669
Loans and leases	3,904,542	3,846,004
Less allowance for loan and lease losses	50,614	52,280
Net loans and leases	3,853,928	3,793,724

Premises and equipment	77,016	77,341
Accrued interest receivable	26,783	26,269
Investment in unconsolidated subsidiaries	12,318	12,957
Due from customers on acceptances	433	453
Goodwill	291,985	297,883
Core deposit premium	31,213	31,898
Mortgage servicing rights	11,404	11,640
Bank-owned life insurance	103,420	102,394
Federal Home Loan Bank stock	48,797	48,797
Other assets	24,347	23,161
Total assets	$5,508,840	$5,487,192

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$616,222	$661,027
Interest-bearing demand	439,996	438,943
Savings and money market	1,228,754	1,205,271
Time	1,560,649	1,539,242
Total deposits	3,845,621	3,844,483

Short-term borrowings	25,039	79,308
Long-term debt	804,618	740,189
Bank acceptances outstanding	433	453
Minority interest	13,502	13,130
Other liabilities	66,091	71,490
Total liabilities	4,755,304	4,749,053

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 30,740,014 shares at March 31, 2007 and 30,709,389 shares at December 31, 2006	431,185	430,904
Surplus	53,018	51,756
Retained earnings	282,673	270,624
Accumulated other comprehensive loss	(13,340)	(15,145)
Total shareholders’ equity	753,536	738,139
Total liabilities and shareholders’ equity	$5,508,840	$5,487,192

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2007	2006

Interest income:
Interest and fees on loans	$76,166	$64,553
Interest and dividends on investment securities:
Taxable interest	8,712	8,563
Tax-exempt interest	1,363	1,318
Dividends	33	103
Interest on deposits in other banks	35	173
Interest on Federal funds sold and securities purchased under agreements to resell	10	52
Dividends on Federal Home Loan Bank stock	98	—
Total interest income	86,417	74,762

Interest expense:
Interest on deposits:
Demand	138	149
Savings and money market	6,284	2,681
Time	15,835	10,975
Interest on short-term borrowings	505	231
Interest on long-term debt	9,968	8,534
Total interest expense	32,730	22,570

Net interest income	53,687	52,192
Provision for loan and lease losses	2,600	525
Net interest income after provision for loan and lease losses	51,087	51,667

Other operating income:
Service charges on deposit accounts	3,444	3,536
Other service charges and fees	3,357	3,004
Income from fiduciary activities	761	677
Equity in earnings of unconsolidated subsidiaries	257	184
Fees on foreign exchange	221	182
Loan placement fees	259	298
Gains on sales of loans	1,367	2,338
Income from bank-owned life insurance	1,031	924
Other	455	1,021
Total other operating income	11,152	12,164

Other operating expense:
Salaries and employee benefits	16,406	19,062
Net occupancy	2,504	2,274
Equipment	1,230	1,173
Amortization of core deposit premium	685	974
Amortization of mortgage servicing rights	510	645
Communication expense	1,148	1,168
Legal and professional services	2,327	1,866
Computer software expense	799	593
Advertising expense	623	746
Other	4,244	5,278
Total other operating expense	30,476	33,779

Income before income taxes	31,763	30,052
Income taxes	11,628	10,713
Net income	$20,135	$19,339

Per share data:
Basic earnings per share	$0.66	$0.64
Diluted earnings per share	0.65	0.63
Cash dividends declared	0.24	0.21

Shares used in computation:
Basic shares	30,699	30,441
Diluted shares	30,988	30,658

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$20,135	$19,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,600	525
Depreciation and amortization	1,742	1,572
Amortization of intangible assets	1,195	1,619
Net amortization of investment securities	564	787
Deferred income tax expense	4,572	179
Share-based compensation	1,262	860
Net (gain) loss on sale of loans	(1,367)	(2,589)
Proceeds from sales of loans held for sale	195,552	53,824
Originations of loans held for sale	(209,124)	(25,059)
Tax benefits from share-based compensation	—	(608)
Equity in earnings of unconsolidated subsidiaries	(257)	(184)
Net change in other assets and liabilities	(7,330)	(33,825)
Net cash provided by operating activities	9,544	16,440

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	12,386	1,098
Proceeds from maturities of and calls on investment securities available for sale	241,987	92,866
Purchases of investment securities available for sale	(221,038)	(89,962)
Net loan originations	(62,605)	(68,133)
Purchases of premises and equipment	(1,417)	(1,864)
Distributions from unconsolidated subsidiaries	527	767
Contributions to unconsolidated subsidiaries	(167)	—
Net cash used in investing activities	(30,327)	(65,228)

Cash flows from financing activities:
Net increase in deposits	1,138	36,956
Proceeds from long-term debt	100,000	50,000
Repayments of long-term debt	(35,344)	(45,694)
Net decrease in short-term borrowings	(54,269)	(30,609)
Cash dividends paid	(7,380)	(6,395)
Tax benefits from share-based compensation	—	608
Repurchases of common stock	(1,972)	—
Proceeds from stock option exercises	1,079	371
Net cash provided by financing activities	3,252	5,237

Net decrease in cash and cash equivalents	(17,531)	(43,551)

Cash and cash equivalents:
At beginning of year	135,648	164,740
At end of year	$118,117	$121,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,051	$21,804
Income taxes	1,160	8,655

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$11	$3

See accompanying notes to consolidated financial statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net income or shareholders’ equity for any periods presented.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted the provisions of SFAS 155 beginning January 1, 2007 and such adoption did not have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose to either amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and specifies additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company adopted the provisions of SFAS 156 beginning January 1, 2007 and such adoption did not have a material impact on its consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the adoption, the Company recognized a net decrease of $5.3 million in the liability for uncertain tax positions, of which, $0.5 million was accounted for as an increase to beginning retained earnings, $5.3 million was accounted for as a decrease to goodwill and $0.5 million was recorded as a decrease in other liabilities. Including the cumulative effect of the decrease in the liability for uncertain tax positions, the Company’s unrecognized tax benefits totaled $6.9 million at January 1, 2007, of which $1.8 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1997. Federal income tax returns for 1998, 2000 through 2002, and 2004 are currently under examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in interest expense and other expense, respectively. The Company had $2.2 million accrued for interest at March 31, 2007.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4” (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract” on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company adopted the provisions of EITF 06-5 beginning January 1, 2007 and such adoption did not have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial statements.

In March 2007, the FASB ratified EITF No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement in accordance with SFAS No. 106 “Employers’

Accounting for Postretirement Benefits Other Than Pensions” (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12 “Omnibus Opinion-1967” (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The Company is required to adopt EITF 06-10 effective January 1, 2008 and is currently assessing the impact of this EITF Issue on its consolidated financial statements.

3.     LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, Financial and Agricultural	$422,470	$405,046
Real Estate:
Construction	1,167,023	1,144,680
Mortgage—Residential	909,026	898,932
Mortgage—Commercial	1,173,406	1,165,267
Consumer	195,435	195,436
Leases	50,684	50,741
	3,918,044	3,860,102
Less unearned income	13,502	14,098
Total loans and leases	$3,904,542	$3,846,004

4.     ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$52,280	$52,936

Provision for loan and lease losses	2,600	525

Charge-offs	(4,835)	(1,084)
Recoveries	569	680
Net charge-offs	(4,266)	(404)
Balance, end of period	$50,614	$53,057

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Commercial			Commercial
	Hawaii	Real		Hawaii	Real
	Market	Estate	Total	Market	Estate	Total
	(Dollars in thousands)
Balance, beginning of period	$152,812	$145,071	$297,883	$155,372	$147,986	$303,358
Reductions	(2,983)	(2,915)	(5,898)	(4,023)	(3,932)	(7,955)
Balance, end of period	$149,829	$142,156	$291,985	$151,349	$144,054	$295,403

At March 31, 2007, goodwill recorded in conjunction with the acquisitions of CB Bancshares, Inc. (“CBBI”) and Hawaii HomeLoans, Inc. totaled $292.0 million. Goodwill at March 31, 2007 reflected a decrease of $5.9 million from the amount reported as of December 31, 2006 primarily due to adjustments recorded on CBBI tax contingencies upon the adoption of FIN 48 of $5.3 million, as well as the reversal of previously accrued acquisition costs of $0.6 million. Goodwill at March 31, 2006 reflected a decrease of $8.0 million from the amount reported at December 31, 2005 due to adjustments in purchase price allocation related to CBBI income tax contingencies.

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Core	Mortgage	Core	Mortgage
	Deposit	Servicing	Deposit	Servicing
	Premium	Rights	Premium	Rights
	(Dollars in thousands)
Balance, beginning of period	$31,898	$11,640	$35,795	$11,820
Additions	—	274	—	743
Amortization	(685)	(510)	(974)	(645)
Balance, end of period	$31,213	$11,404	$34,821	$11,918

The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights are presented below:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(Dollars in thousands)
Core deposit premium	$44,642	$(13,429)	$44,642	$(12,744)
Mortgage servicing rights	19,368	(7,964)	19,094	(7,454)

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2007, estimated amortization expense for the remainder of fiscal 2007, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)
2007 (remainder)	$2,054	$1,641
2008	2,491	1,827
2009	2,491	1,447
2010	2,491	1,205
2011	2,491	1,008
2012	2,491	846
Thereafter	16,704	3,430
	$31,213	$11,404

The Company accounts for its mortgage servicing rights under the provisions of SFAS 156, which was adopted on January 1, 2007. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and the Company classifies its entire mortgage servicing rights into one class.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third party service provider based on market value assumptions at the time of origination and the Company assesses the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized mortgage servicing rights. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore and an increase in fair value of mortgage servicing rights.

The Company has elected to use the amortization method to measure its mortgage servicing rights. Under the amortization method, the Company amortizes its mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.3 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. Amortization of the servicing rights is reported as amortization of mortgage servicing rights in the Company’s consolidated statements of income. Ancillary income is recorded in other income.

The following table presents the fair market value and key assumptions used in determining the fair market value of the Company’s mortgage servicing rights for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Fair market value, beginning of period	$12,086	$14,464
Fair market value, end of period	$11,828	$12,784
Weighted average discount rate	9.1%	9.4%
Weighted average prepayment speed assumption	16.3%	14.7%

6.     MERGER WITH CB BANCSHARES, INC.

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

The following table sets forth information related to the exit costs accrued, adjustments to estimates and payments made against accrued amounts:

	Balance as of	Adjustments to		Balance as of
	December 31, 2006	estimates	Payments	March 31, 2007
	(Dollars in thousands)

Lease termination fees	$5,012	$96	$(709)	$4,399
Asset write-offs	271	(271)	—	—
Contract termination fees	319	(319)	—	—
Total	$5,602	$(494)	$(709)	$4,399

7.              SHARE REPURCHASE

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2007 Repurchase Plan”). These purchases may be made from time to time on the open market or in privately negotiated transactions. The 2007 Repurchase Plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares under a new repurchase plan that will remain in effect through April 30, 2008 (the “2008 Repurchase Plan”). The repurchase authorization under the 2008 Repurchase Plan rescinds any remaining shares under the Company’s 2007 Repurchase Plan.

During the three months ended March 31, 2007, the Company repurchased and retired a total of 56,000 shares of common stock for approximately $2.0 million.

8.     SHARE-BASED COMPENSATION

The following table reflects total share-based compensation recognized for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$1,262	$860
Income tax benefit	(506)	(345)
Net share-based compensation effect	$756	$515

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

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2007 was estimated using the following weighted-average assumptions:

Three Months Ended March 31, 2007
Expected volatility	33.3%
Risk free interest rate	4.5
Expected dividends	2.8
Expected life (in years)	7.5
Weighted average fair value	$11.40

There were no grants of stock options for the three months ended March 31, 2006.

The following is a summary of option activity for the Company’s stock option plans for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	990,324	$25.55	1,289,645	$23.50
Changes during the period:
Granted	71,000	35.90	—	—
Exercised	(54,744)	17.97	(26,554)	13.97
Expired	—	—	(227)	27.82
Forfeited	(8,608)	33.27	(20,154)	34.90
Outstanding, end of period	997,972	26.64	1,242,710	$23.52

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of period	22,520	$34.35	21,955	$32.93
Changes during the period:
Granted	22,000	35.81	3,000	35.10
Vested	(900)	27.75	—	—
Nonvested, end of period	43,620	35.22	24,955	33.19

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

The table below presents activity of performance shares for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of period	82,438	$34.67	94,698	$34.43
Changes during the period:
Granted	—	—	3,815	35.10
Forfeited	(2,857)	34.96	(14,605)	33.25
Nonvested, end of period	79,581	34.66	83,908	34.67

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

The fair value of SARs granted to employees for the three months ended March 31, 2007 and 2006 was estimated using Black-Scholes option pricing formula with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	31.7%	34.4%
Risk free interest rate	4.5%	4.7%
Expected dividends	2.8%	2.4%
Expected life (in years)	6.5	6.5
Weighted average fair value	$10.49	$10.67

The table below presents activity of SARs for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	56,161	$34.95	34,685	$34.20
Changes during the period:
Granted	33,783	35.90	28,448	35.10
Forfeited	(2,672)	35.23	(10,071)	33.25
Outstanding, end of period	87,272	35.31	53,062	34.87

9.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Unrealized holding losses on available-for-sale investment securities	$(12,410)	$(15,422)
Tax benefit	4,974	6,181
Unrealized holding losses on available-for-sale investment securities, net of tax	(7,436)	(9,241)

Pension liability adjustments	(9,853)	(9,853)
Tax benefit	3,949	3,949
Pension liability adjustments, net of tax	(5,904)	(5,904)
Accumulated other comprehensive loss, net of tax	$(13,340)	$(15,145)

Components of comprehensive income for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Net income	$20,135	$19,339
Unrealized gain (loss) on investment securities, net of taxes	1,805	(5,257)
Comprehensive income	21,940	14,082

There were no reclassification adjustments for gains or losses on investment securities included in net income for the three months ended March 31, 2007 and 2006.

10. PENSION PLANS

Central Pacific Bank (“CPB”) has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date.

The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Interest cost	$446	$393
Expected return on plan assets	(560)	(503)
Recognized net loss	264	238
Net periodic cost	$150	$128

CPB also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of CPB with supplemental retirement benefits.

The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Service cost	$140	$320
Interest cost	136	124
Amortization of unrecognized transition obligation	5	5
Recognized prior service cost	1	4
Recognized net gain	5	2
Net periodic cost	$287	$455

11.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)

Net income	$20,135	$19,339

Weighted average shares outstanding - basic	30,699	30,441
Dilutive effect of employee stock options and awards	289	217
Weighted average shares outstanding - diluted	30,988	30,658

Basic earnings per share	$0.66	$0.64
Diluted earnings per share	$0.65	$0.63

12.  SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)

Three months ended March 31, 2007:
Net interest income	$44,183	$12,237	$(2,733)	$—	$53,687
Intersegment net interest income (expense)	(26,714)	19,538	416	6,760	—
Provision for loan losses	—	(2,600)	—	—	(2,600)
Other operating income	14	9,083	1,896	159	11,152
Other operating expense	(1,862)	(17,487)	(649)	(10,478)	(30,476)
Administrative and overhead expense allocation	(1,785)	(7,060)	(84)	8,929	—
Income taxes	(5,301)	(4,915)	(770)	(642)	(11,628)
Net income (loss)	$8,535	$8,796	$(1,924)	$4,728	$20,135

Three months ended March 31, 2006:
Net interest income	$35,013	$17,627	$(448)	$—	$52,192
Intersegment net interest income (expense)	(19,851)	15,784	(1,488)	5,555	—
Provision for loan losses	(89)	(436)	—	—	(525)
Other operating income	49	9,881	1,526	708	12,164
Other operating expense	(2,148)	(15,545)	(509)	(15,577)	(33,779)
Administrative and overhead expense allocation	(2,078)	(11,458)	(162)	13,698	—
Income taxes	(5,040)	(5,143)	(728)	198	(10,713)
Net income (loss)	$5,856	$10,710	$(1,809)	$4,582	$19,339

At March 31, 2007:
Investment securities	$—	$—	$867,471	$—	$867,471
Loans (including loans held for sale)	2,103,027	1,843,123	—	—	3,946,150
Other	152,472	258,165	255,526	29,056	695,219
Total assets	$2,255,499	$2,101,288	$1,122,997	$29,056	$5,508,840

At December 31, 2006:
Investment securities	$—	$—	$898,358	$—	$898,358
Loans (including loans held for sale)	2,058,257	1,814,416	—	—	3,872,673
Other	154,691	258,534	265,696	37,240	716,161
Total assets	$2,212,948	$2,072,950	$1,164,054	$37,240	$5,487,192

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

Allowance for Loan and Lease Losses

We maintain the allowance for loan and lease losses, or the Allowance, at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate net loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing, specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses, or the Provision, is recorded to maintain the Allowance at an appropriate level.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred, and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

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

Our impairment assessment of goodwill and other intangible assets involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Estimating future cash flows and determining fair values of the reporting units is only an estimate and often involves the use of significant assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of the impairment charge.

Deferred Tax Assets and Tax Contingencies

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

We have established income tax contingencies reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes, and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of favorable outcome is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 14 to the Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2006, we used a weighted-average discount rate of 5.9% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2006 and the amount of pension expense to be recorded in 2007. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded. A 0.25% change in the discount rate assumption would impact 2007 pension expense by $0.1 million and year-end 2006 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2007 pension expense by $0.1 million.

Financial Summary

Net income for the first quarter of 2007 was $20.1 million, or $0.65 per diluted share, compared to $19.3 million, or $0.63 per diluted, as reported in the first quarter of 2006. Results for the first quarter of 2006 included an after-tax charge of $1.3 million, or $0.04 per diluted share, in retirement expenses for a former senior executive. The year-over-year increase in net income was largely due to a 2.9% increase in net interest income and a 9.8% decrease in other operating expense, offset by an 8.3% decrease in non-interest income and an increase in our provision for loan and lease losses of $2.1 million in the first quarter of 2007 from $0.5 million in the first quarter of 2006.

The following table presents annualized returns on average assets, average shareholders’ equity and average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006

Return on average assets	1.48%	1.49%
Return on average shareholders’ equity	10.73%	11.26%
Net income to average tangible equity	19.06%	22.22%
Basic earnings per share	$0.66	$0.64
Diluted earnings per share	$0.65	$0.63

Material Trends

Hawaii’s economy is expected to enjoy continued growth in 2007 due to positive growth in employment and personal income; however, the growth is expected to be at a more measured pace than the past two years. Real gross state product is expected to increase by 2.6% in 2007 and by 2.5% in 2008, as compared to the 4.0% increase in 2005 and the 2.7% increase in 2006.1 The moderation in expected growth is primarily the result of capacity constraints as evidenced by the state’s low unemployment rate and high hotel occupancy rate.

Hawaii’s visitor arrivals in 2007 is expected to increase 1.4% over the record total of 7.5 million visitors set in 2006. Visitor days are expected to increase 1.5% in 2007 over the total average of 9.1 days set in 2006. In addition, average daily spending is expected to increase 4.8% in 2007 over the previous year.2

Hawaii real personal income is expected to increase 1.9% in 2007, following its 0.5% increase in 2006.3 The state’s unemployment rate, which is the lowest jobless rate in the nation, was 2.6% in 2006, compared to 2.8% in 2005.4

The Hawaii housing market continues to expand, however, unit sale growth rates have moderated and the listed inventory has decreased over the past three months. In March 2007, the number of single-family home resales on Oahu decreased by 15.8% while the median sales price decreased by 1.0% from a year ago.5

California’s economy has fully rebounded from the 2001 technology-related downturn.  California is expected to enjoy continued moderate job growth in 2007, but at a slower pace than in 2006.

California real personal income is expected to increase 5.4% in 2007, following its 5.9% increase in 2006.6  Reflecting the continued growth in the economy, California’s unemployment rate has improved to 4.7%

1  Hawaii State Department of Business, Economic Development & Tourism.
2  Hawaii State Department of Business, Economic Development & Tourism.
3  Ibid.
4  Hawaii State Department of Business, Economic Development & Tourism
5  Honolulu Board of Realtors.
6  California Department of Finance

in December 2006 from 5.1% in December 2005.7

In March 2007, the number of single-family home resales in California decreased 20.8% while the median sales price increased 3.2% from a year ago.8 Single-family home resales for 2007 are expected to remain soft, down 7% statewide.

The Washington economy has also recovered from the 2001 technology-related downturn and is expected to post solid gains in 2007.

Washington real personal income is expected to increase 4.2% in 2007.9  Washington’s unemployment rate has improved to 4.6% in 2006 from 5.1% in 2005.10

During 2006, the number of Washington home resales declined 12.0% while the median sales price increased 12.6% from a year ago.11

Our results of operations throughout 2007 may be directly impacted by the ability of the economies in Hawaii, California, Washington and other markets we serve to achieve their expected growth. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the economic environment in Hawaii, California, Washington or other markets we serve were to suffer an adverse change, such as a material decline in the real estate market or a material external shock, our results of operations may be negatively impacted.

7   Bureau of Labor Statistics.
8   California Association of Realtors.
9   Washington State Economic and Revenue Forecast Council.
10  Bureau of Labor Statistics.
11  Washington Center for Real Estate Research.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees, and resultant yield information, are expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income for the three months ended March 31, 2007 and 2006 is set forth below.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
(Dollars in thousands)	Balance	Rate	of Interest	Balance	Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$2,776	5.11%	$35	$16,946	4.15%	$173
Federal funds sold	778	5.20	10	4,726	4.50	52
Taxable investment securities (1)	743,018	4.71	8,745	805,142	4.31	8,666
Tax-exempt investment securities (1)	154,509	5.43	2,097	135,993	5.96	2,028
Loans (2)	3,899,826	7.90	76,166	3,586,978	7.28	64,553
Federal Home Loan Bank stock	48,797	0.80	98	48,797	—	—
Total interest earning assets	4,849,704	7.26	87,151	4,598,582	6.63	75,472
Nonearning assets	588,269			587,231
Total assets	$5,437,973			$5,185,813

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$433,167	0.13%	$138	$430,858	0.14%	$149
Savings and money market deposits	1,236,806	2.06	6,285	1,075,120	1.01	2,680
Time deposits under $100,000	627,268	3.25	5,033	592,109	2.47	3,613
Time deposits $100,000 and over	900,843	4.86	10,801	839,272	3.56	7,363
Short-term borrowings	37,021	5.55	505	21,599	4.34	231
Long-term debt	768,312	5.26	9,968	780,727	4.43	8,534
Total interest-bearing liabilities	4,003,417	3.32	32,730	3,739,685	2.45	22,570
Noninterest-bearing deposits	589,008			667,391
Other liabilities	95,271			91,879
Shareholders’ equity	750,277			686,858
Total liabilities and shareholders’ equity	$5,437,973			$5,185,813

Net interest income			$54,421			$52,902

Net interest margin		4.52%			4.64%

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Net interest income on a taxable equivalent basis of $54.4 million for the first quarter of 2007, increased by $1.5 million or 2.9%, when compared to the $52.9 million recognized in the first quarter of 2006. The increase in net interest income was primarily attributable to an increase in average interest earning assets and higher loan yields, partially offset by increased funding costs.

Taxable-equivalent interest income for the first quarter of 2007 of $87.2 million, increased by $11.7 million or 15.5%, from the comparable quarter one year ago. The current quarter increase was primarily attributable to increases in average loan balances and higher yields earned on these balances. Average loans for the current quarter increased to $3.9 billion from $3.6 billion in the comparable quarter one year ago driven by continued growth in our real estate construction loan portfolio. The increase in average loan yields reflects the upward repricing of certain adjustable-rate loan balances due to the Federal Reserve increasing the federal funds rates from March 2006 until the current period.

Interest expense for the first quarter of 2007 of $32.7 million increased by $10.1 million or 45.0%, from the comparable quarter one year ago. Average interest-bearing deposits for the current quarter increased to $3.2 billion from $2.9 billion in the comparable quarter one year ago. The increase was primarily attributable to a shift of customer deposits from non-interest bearing demand accounts to higher rate savings and money market and time deposits. The average interest rate paid on deposits increased by 92 basis points to 2.82% at March 31, 2007. The increase was the result of increased pricing pressures as we continue to compete for deposits with other local financial institutions, as well as with internet-based financial services companies and other financial services companies located outside of Hawaii.

The net interest margin was 4.52% for the first quarter of fiscal 2007 compared to 4.64% for the comparable 2006 period. The decline in the net interest margin reflects upward pricing of deposits and borrowing and the higher proportion of balances in higher-rate savings and money market and time deposits, partially offset by increases in both average loan balances and yield enhancements. Based on our expectations for loan and deposit growth and market interest rate movements for the remainder of 2007, we anticipate stable asset yields and moderate increases in deposit rates, resulting in further compression of our net interest margin to a range of 4.40% to 4.50% throughout 2007. However, we expect that our ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, our ability to fund that asset growth with relatively low-cost core deposits and competitive pricing factors will directly impact our anticipated future net interest margins and net interest income.

Nonperforming Assets, Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Nonaccrual loans:
Commercial, financial and agricultural	$1,470	$3,934	$420
Real estate:
Mortgage-residential	119	5,024	5,686
Total nonaccrual loans	1,589	8,958	6,106
Other real estate	—	—	—
Total nonperforming assets	1,589	8,958	6,106

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	23	88	35
Real estate:
Mortgage-residential	447	364	597
Mortgage-commercial	—	—	1,933
Consumer	123	457	418
Leases	—	—	17
Total accruing loans delinquent for 90 days or more	593	909	3,000

Restructured loans still accruing interest:
Real estate:
Mortgage-commercial	—	—	698
Total restructured loans still accruing interest	—	—	698

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$2,182	$9,867	$9,804

Total nonperforming assets as a percentage of accruing loans and other real estate	0.04%	0.23%	0.17%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a precentage of loans and other real estate	0.06%	0.25%	0.25%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.06%	0.25%	0.27%

Nonperforming assets, which includes non-accrual loans and leases, foreclosed real estate and other nonperforming investments, totaled $1.6 million at March 31, 2007, compared to $9.0 million at fiscal 2006 year end and $6.1 million at March 31, 2006. The current quarter decrease in nonperforming assets from fiscal 2006 year end and the comparable quarter one year ago  were primarily a result of the payoff of a $4.8 million non-accrual residential mortgage loan and the charge-off of $2.5 million in non-accrual commercial loans from a single borrower in the current quarter.

Non-accrual loans at March 31, 2007 were $1.6 million and included one loan for $1.0 million and no loss is anticipated at this time. All remaining non-accrual loans are in various stages of collection. We believe that the potential loss exposure on total non-accrual loans has been adequately provided for in the allowance for loan and lease losses (the “Allowance”) as of March 31, 2007.

Loans delinquent for 90 days or more was $0.6 million at March 31, 2007 compared to $0.9 million at year end 2006 and $3.0 million a year ago. The decrease in loans delinquent for 90 days or more was primarily attributed to payoffs.

There were no restructured loans accruing interest at March 31, 2007 or at fiscal 2006 year end. Restructured loans at March 31, 2006 were paid in full in the third quarter of fiscal 2006.

We continue to closely monitor loan delinquencies and impairments and work with borrowers to resolve loan problems. Any deterioration in the economies of Hawaii, California or Washington may impact loan quality, and may result in increases in nonperforming assets, delinquencies and restructured loans.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report.

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006

Allowance for loan and lease losses:
Balance at beginning of period	$52,280	$52,936

Provision for loan and lease losses	2,600	525

Charge-offs:
Commercial, financial and agricultural	3,424	14
Real estate:
Mortgage-residential	358	—
Consumer	1,053	1,069
Leases	—	1
Total charge-offs	4,835	1,084

Recoveries:
Commercial, financial and agricultural	39	86
Real estate:
Mortgage-residential	35	21
Mortgage-commercial	3	3
Consumer	492	567
Leases	—	3
Total recoveries	569	680

Net charge-offs	4,266	404

Balance at end of period	$50,614	$53,057

Annualized ratio of net charge-offs to average loans	0.44%	0.05%

The provision for loan and lease losses (the “Provision”) was $2.6 million for the three months ended March 31, 2007, compared to $0.5 million for the three months ended March 31, 2006. The increase in the Provision was necessary to maintain the adequacy of the Allowance given the credit risk inherent in our loan portfolio.

The Allowance, expressed as a percentage of total loans, was 1.30% at March 31, 2007 compared to 1.36% at year-end 2006 and 1.47% at March 31, 2006. Any economic deterioration in the areas we serve could adversely affect the borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and Provision.

Net charge-offs totaled $4.3 million for the first quarter of 2007 compared to net charge-offs of $0.4 million for the three months ended March 31, 2006. The current quarter increase in charge-offs was primarily attributed to commercial loan charge-offs from a single borrower totaling $2.9 million. The annualized ratio of net charge-offs to average loans was 0.44% for the quarter ended March 31, 2007 compared to 0.05% for the comparable quarter one year ago.

As of March 31, 2007, there were seven impaired loans to three borrowers totaling $3.2 million, compared to ten impaired loans to four borrowers totaling $6.9 million at year-end 2006 and 18 impaired loans to 12 borrowers totaling $14.5 million a year ago. All impaired loans were secured primarily by commercial properties.

Other Operating Income

Total other operating income of $11.2 million for the first quarter of 2007 decreased by $1.0 million or 8.3% from the comparable quarter one year ago. The decrease was largely due to a decline in mortgage banking revenue as real estate sales activity continues to decline in Hawaii. Gains on sales of loans for the first quarter of 2007 have decreased by $1.0 million or 41.5% from the comparable prior year period as mortgage origination and refinancing activity continues to slow.

Other Operating Expense

Total other operating expense was $30.5 million for the first quarter of 2007, down $3.3 million or 9.8% from the comparable quarter one year ago. The current quarter decrease in operating expense was primarily due to the reversal of $1.8 million of certain incentive compensation accruals and a $0.8 million reversal of reserves for unfunded commitments recognized in the first quarter of 2007 and $2.2 million in retirement expenses recognized in the first quarter of 2006 for a former senior executive.

Income Taxes

The effective tax rate was 36.6% for the quarter ended March 31, 2007 compared to 35.6% for the comparable prior year quarter. We expect the effective tax rate to decrease slightly for the remainder of 2007 as we anticipate increasing our levels of investments in high-technology businesses and energy conservation leases, which should result in generating additional federal and state tax credits. Additional factors that may affect the effective tax rate for 2007 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of other tax credits available to offset future taxable income.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in our contractual obligations since December 31, 2006.

In addition to our previously disclosed contractual obligations, FIN 48 tax liabilities were $6.9 million at March 31, 2007. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

Financial Condition

Total assets at March 31, 2007 grew to $5.5 billion, increasing by $21.6 million or 0.4% compared to year-end 2006 and by $259.7 million or 4.9% from a year ago.

Loans and leases, net of unearned income, grew to $3.9 billion, increasing by $58.5 million or 1.5% over year-end 2006 and by $284.1 million or 7.8% compared to a year ago. The increase over year end 2006 was primarily due to an increase in commercial construction loans originated from our California loan production offices. The increase over the comparable prior year quarter was also attributable to an increase in commercial construction loans of $348.9 million, or 42.6%, which was partially offset by a decrease in commercial mortgages of $96.4 million, or 7.6%.

Our mainland loan production offices contributed approximately 72% of our total loan growth during the first three months of 2007, while our Hawaii lending activity contributed approximately 28%. During 2006, our Hawaii loan portfolio was impacted by higher than expected loan prepayments and the payoff of $12.2 million in non-accrual and delinquent loans. Based on current loan pipeline estimates, we expect loan origination activity to remain at or near current levels for the remainder of 2007.

Total deposits at March 31, 2007 of $3.8 billion remained relatively consistent when compared to year-end 2006 and grew by $166.4 million, or 4.5%, compared to a year ago. The minimal increase in deposit activity of $1.1 million in first quarter of 2007 is consistent with our historical first quarter deposit trends. Deposits in the first quarter of 2007, 2006 and 2005 have increased by less than 1%, 1.0% and 1.7%, respectively, when compared to the immediately preceding year-end balances.

Noninterest-bearing deposits decreased by $44.8 million or 6.8% during the current quarter, while interest-bearing deposits increased by $45.9 million or 1.4%. The decrease in noninterest-bearing deposits and increase in interest-bearing deposits reflected a shift in customer activity from noninterest-bearing deposits into higher-rate savings and time deposits as customers have become increasingly interest rate sensitive. Savings and money market deposits increased by $23.5 million, or 1.9%, during the current quarter, while time deposits increased by $21.4 million, or 1.4% during the current quarter. Compared to a year ago, noninterest-bearing deposits decreased by $79.1 million or 11.4% while interest-bearing deposits increased by $245.5 million or 8.2%. The fluctuation in noninterest-bearing deposits from the prior year was also attributable in part to the transfer of approximately $40 million in deposits from noninterest-bearing accounts to interest-bearing accounts in the third quarter of 2006 in connection with a deposit product realignment. We remain committed on continuing our deposit growth strategy for the remainder of 2007 by focusing our sales efforts and marketing resources on our premier product, the Exceptional Checking and Savings accounts, as well as through competitive pricing and more aggressive marketing and customer calling campaigns.

Capital Resources

Shareholders’ equity was $753.5 million at March 31, 2007, compared to $738.1 million at year-end 2006 and $686.5 million a year ago. Book value per share at March 31, 2007 was $24.51, compared to $24.04 at year-end 2006 and $22.53 a year ago.

On January 31, 2007, the Company’s board of directors declared a first quarter cash dividend of $0.24 per share, an increase of 14.3% over the $0.21 per share dividend declared in the first quarter of 2006 and an increase of 4.3% over the 2006 fourth quarter dividend of $0.23 per share.

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2007 Repurchase Plan”). These purchases may be made from time to time on the open market or in privately negotiated transactions. The 2007 Repurchase Plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares under a new repurchase plan that will remain in effect through April 30, 2008 (the “2008 Repurchase Plan”). The repurchase authorization under the 2008 Repurchase Plan rescinds any remaining shares under the Company’s 2007 Repurchase Plan.

During the three months ended March 31, 2007, the Company repurchased and retired a total of 56,000 shares of common stock for approximately $2.0 million.

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

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At March 31, 2007:
Leverage capital	$573,550	11.2%	$204,449	4.0%	$255,562	5.0%
Tier 1 risk-based capital	573,550	12.7	180,501	4.0	270,752	6.0
Total risk-based capital	625,978	13.9	361,003	8.0	451,253	10.0

At December 31, 2006:
Leverage capital	$553,254	10.9%	$202,538	4.0%	$253,173	5.0%
Tier 1 risk-based capital	553,254	12.3	179,292	4.0	268,939	6.0
Total risk-based capital	608,192	13.6	358,585	8.0	448,231	10.0

Central Pacific Bank
At March 31, 2007:
Leverage capital	$555,301	10.8%	$205,284	4.0%	$256,605	5.0%
Tier 1 risk-based capital	555,301	12.3	180,212	4.0	270,317	6.0
Total risk-based capital	607,729	13.5	360,423	8.0	450,529	10.0

At December 31, 2006:
Leverage capital	$526,228	10.4%	$203,325	4.0%	$254,157	5.0%
Tier 1 risk-based capital	526,228	11.8	178,769	4.0	268,154	6.0
Total risk-based capital	581,166	13.0	357,538	8.0	446,923	10.0

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

During the first three months of 2007, loan growth exceeded deposit growth and was funded from a variety of sources, including proceeds from maturities of investment securities, increases in deposits and secondary funding sources.

We anticipate that loan demand will continue to exceed deposit growth for the remainder of 2007. Liquidity needs due to excess loan growth is expected to be satisfied by cash flows generated by maturities of investment securities and secondary funding sources such as the Federal Home Loan Bank of Seattle (“FHLB”). Central Pacific Bank is a member of, and maintained a $1.4 billion line of credit with, the FHLB as of March 31, 2007, of which $696.6 million was outstanding. We believe that our current sources of funding are adequate to meet our liquidity needs for the near term.

Anti-Money Laundering Initiatives and the USA Patriot Act

In December 2006, Central Pacific Bank agreed to a cease and desist order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”). The Order requires the bank to take additional steps to improve its program for detecting, monitoring and reporting large currency transactions and suspicious activity as mandated by the Bank Secrecy Act (“BSA”). To date, the bank has implemented numerous improvements that address the requirements of the Order. We expect to satisfy the requirements of the Order by mid-year 2007 and will seek to have the Order lifted thereafter.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2007 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 1A.  Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2007 through January 31, 2007	—	$—	—	600,000
February 1, 2007 through February 28, 2007	—	—	—	600,000
March 1, 2007 through March 31, 2007	56,000	35.24	56,000	544,000

(1)          In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock. These purchases may be made from time to time on the open market or in privately negotiated transactions. The repurchase program is expected to remain in effect through April 26, 2007. In connection with the adoption of this repurchase program, the board of directors terminated the remaining authorization under its 2002 stock repurchase program. During the three months ended March 31, 2007, we repurchased and retired a total of 56,000 shares of common stock for approximately $2.0 million.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant,as amended (2)
4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)
10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)
10.2	Split Dollar Life Insurance Plan (5)(15)
10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)
10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15)
10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)
10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)
10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)
10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)
10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)
10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)
10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)
10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)
10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)
10.15	Form of Restricted Stock Award Agreement (8)(15)
10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)
10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)
10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)
10.20	The Registrant’s 2004 Annual Executive Incentive Plan (15) (18)
10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517).
10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (19).
14.1	The Registrant’s Code of Conduct and Ethics (17)
14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 9, 2007	/s/ Clint Arnoldus
Clint Arnoldus
President and Chief Executive Officer

Date: May 9, 2007	/s/ Dean K. Hirata
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