Form 10-Q
period 2007-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2007-08-07
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 26, 2007 was 30,442,402 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; and adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company’s stock. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$116,216	$129,715
Interest-bearing deposits in other banks	5,153	5,933
Federal funds sold	14,900	—
Investment securities:
Held to maturity, at amortized cost (fair value of $48,619 at June 30, 2007 and $64,249 at December 31, 2006)	49,495	65,204
Available for sale, at fair value	811,085	833,154
Total investment securities	860,580	898,358

Loans held for sale	45,539	26,669
Loans and leases	3,937,023	3,846,004
Less allowance for loan and lease losses	51,409	52,280
Net loans and leases	3,885,614	3,793,724

Premises and equipment	78,122	77,341
Accrued interest receivable	25,337	26,269
Investment in unconsolidated subsidiaries	14,134	12,957
Goodwill	291,985	297,883
Core deposit premium	30,529	31,898
Mortgage servicing rights	11,253	11,640
Bank-owned life insurance	104,597	102,394
Federal Home Loan Bank stock	48,797	48,797
Other assets	30,842	23,614
Total assets	$5,563,598	$5,487,192

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$623,778	$661,027
Interest-bearing demand	444,875	438,943
Savings and money market	1,223,943	1,205,271
Time	1,622,261	1,539,242
Total deposits	3,914,857	3,844,483

Short-term borrowings	1,903	79,308
Long-term debt	817,067	740,189
Minority interest	13,117	13,130
Other liabilities	63,111	71,943
Total liabilities	4,810,055	4,749,053

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	—	—
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 30,446,160 shares at June 30, 2007 and 30,709,389 shares at December 31, 2006	427,153	430,904
Surplus	53,932	51,756
Retained earnings	290,353	270,624
Accumulated other comprehensive loss	(17,895)	(15,145)
Total shareholders’ equity	753,543	738,139
Total liabilities and shareholders’ equity	$5,563,598	$5,487,192

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Interest income:
Interest and fees on loans and leases	$77,070	$67,606	153,236	132,159
Interest and dividends on investment securities:
Taxable interest	8,866	8,947	17,578	17,510
Tax-exempt interest	1,365	1,277	2,728	2,595
Dividends	60	8	93	111
Interest on deposits in other banks	39	54	74	227
Interest on Federal funds sold and securities purchased under agreements to resell	109	2	119	54
Dividends on Federal Home Loan Bank stock	24	—	122	—
Total interest income	87,533	77,894	173,950	152,656

Interest expense:
Interest on deposits:
Demand	141	143	279	292
Savings and money market	6,166	4,018	12,452	6,698
Time	17,424	12,303	33,257	23,279
Interest on short-term borrowings	303	583	808	814
Interest on long-term debt	10,616	8,680	20,584	17,214
Total interest expense	34,650	25,727	67,380	48,297

Net interest income	52,883	52,167	106,570	104,359
Provision for loan and lease losses	1,000	525	3,600	1,050
Net interest income after provision for loan and lease losses	51,883	51,642	102,970	103,309

Other operating income:
Service charges on deposit accounts	3,463	3,457	6,907	6,993
Other service charges and fees	3,414	2,995	6,771	5,999
Income from fiduciary activities	854	740	1,615	1,417
Equity in earnings of unconsolidated subsidiaries	167	147	424	331
Fees on foreign exchange	171	212	392	394
Loan placement fees	283	494	542	792
Gains on sales of loans	1,403	1,115	2,770	3,453
Income from bank-owned life insurance	1,183	785	2,214	1,709
Other	600	1,015	1,055	2,036
Total other operating income	11,538	10,960	22,690	23,124

Other operating expense:
Salaries and employee benefits	16,888	17,615	33,294	36,677
Net occupancy	2,593	2,301	5,097	4,575
Equipment	1,325	1,280	2,555	2,453
Amortization of core deposit premium	685	974	1,370	1,948
Amortization of mortgage servicing rights	500	505	1,010	1,150
Communication expense	938	1,208	2,086	2,376
Legal and professional services	2,110	2,323	4,437	4,189
Computer software expense	893	647	1,692	1,240
Advertising expense	635	528	1,258	1,274
Other	4,764	4,077	9,008	9,355
Total other operating expense	31,331	31,458	61,807	65,237

Income before income taxes	32,090	31,144	63,853	61,196
Income taxes	11,074	10,706	22,702	21,419
Net income	$21,016	$20,438	$41,151	$39,777

Per share data:
Basic earnings per share	$0.69	$0.67	1.34	$1.31
Diluted earnings per share	0.68	0.66	1.33	1.29
Cash dividends declared	0.24	0.21	0.48	0.42

Shares used in computation:
Basic shares	30,555	30,466	30,627	30,453
Diluted shares	30,798	30,783	30,894	30,768

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$41,151	$39,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,600	1,050
Depreciation and amortization	3,515	3,410
Amortization of intangible assets	2,380	3,098
Net amortization of investment securities	859	1,461
Net loss on investment securities	—	19
Share-based compensation	2,176	1,702
Deferred income tax expense	4,363	39
Net gain on sale of loans	(2,770)	(4,040)
Proceeds from sales of loans held for sale	421,200	308,339
Originations of loans held for sale	(437,300)	(268,524)
Tax benefits from share-based compensation	—	(664)
Equity in earnings of unconsolidated subsidiaries	(424)	(334)
Net change in other assets and liabilities	(13,049)	(46,846)
Net cash provided by operating activities	25,701	38,487

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	15,644	3,045
Proceeds from maturities of and calls on investment securities available for sale	394,853	221,169
Proceeds from sales of investment securities available for sale	—	57
Purchases of investment securities available for sale	(378,709)	(208,234)
Net loan originations	(95,126)	(136,846)
Purchases of premises and equipment	(4,296)	(7,211)
Distributions from unconsolidated subsidiaries	577	767
Contributions to unconsolidated subsidiaries	(2,668)	—
Net cash used in investing activities	(69,725)	(127,253)

Cash flows from financing activities:
Net increase in deposits	70,374	21,916
Proceeds from long-term debt	150,000	50,000
Repayments of long-term debt	(72,693)	(55,653)
Net increase (decrease) in short-term borrowings	(77,405)	22,163
Cash dividends paid	(14,714)	(12,796)
Tax benefits from share-based compensation	—	664
Repurchases of common stock	(12,184)	—
Proceeds from stock option exercises	1,267	478
Net cash provided by financing activities	44,645	26,772

Net increase (decrease) in cash and cash equivalents	621	(61,994)
Cash and cash equivalents at beginning of period	135,648	164,740
Cash and cash equivalents at end of period	$136,269	$102,746

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,940	$45,420
Income taxes	15,811	23,900
Cash received during the period for:
Income taxes	—	3,255

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$22	$20

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1997. Federal income tax returns for 1998, 2000 through 2002, and 2004 are currently under examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in interest expense and other expense, respectively. At the date of adoption, the Company had $2.1 million accrued for interest relating to income tax matters and at June 30, 2007, accrued interest amounted to $2.5 million. There were no penalties relating to income tax matters accrued at the date of adoption, as well as at June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. The pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, the statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company plans to adopt SFAS 157 on January 1, 2008. The Company is evaluating the requirements of SFAS 157 and is currently assessing the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

3.     LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, Financial and Agricultural	$389,538	$405,046
Real Estate:
Construction	1,098,710	1,144,680
Mortgage-Residential	953,098	898,932
Mortgage-Commercial	1,261,692	1,165,267
Consumer	193,912	195,436
Leases	53,041	50,741
	3,949,991	3,860,102
Unearned income	(12,968)	(14,098)
Total loans and leases	$3,937,023	$3,846,004

4.     ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$50,614	$53,057	$52,280	$52,936

Provision for loan and lease losses	1,000	525	3,600	1,050

Charge-offs	(843)	(1,249)	(5,678)	(2,333)
Recoveries	638	581	1,207	1,261
Net charge-offs	(205)	(668)	(4,471)	(1,072)
Balance, end of period	$51,409	$52,914	$51,409	$52,914

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill allocated to each of our reportable segments during the six months ended June 30, 2007:

		Commercial
	Hawaii	Real
	Market	Estate	Total
	(Dollars in thousands)

Balance, beginning of period	$152,812	$145,071	$297,883
Reductions	(2,983)	(2,915)	(5,898)
Balance, end of period	$149,829	$142,156	$291,985

At June 30, 2007, goodwill recorded in conjunction with the acquisitions of CB Bancshares, Inc. (“CBBI”) and Hawaii HomeLoans, Inc. totaled $292.0 million. Goodwill at June 30, 2007 reflected a decrease of $5.9 million from the amount reported as of December 31, 2006 due to adjustments recorded on CBBI tax contingencies upon the adoption of FIN 48 of $5.3 million, as well as the reversal of previously accrued acquisition costs of $0.6 million.

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the six months ended June 30, 2007:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)

Balance, beginning of period	$31,898	$11,640
Additions	—	623
Amortization	(1,369)	(1,010)
Balance, end of period	$30,529	$11,253

The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights are presented below:

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(14,113)	$30,529	$44,642	$(12,744)	$31,898
Mortgage servicing rights	19,717	(8,464)	11,253	19,094	(7,454)	11,640

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2007, estimated amortization expense for the remainder of fiscal 2007, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)

2007 (remainder)	$1,370	$1,016
2008	2,491	1,617
2009	2,491	1,334
2010	2,491	1,159
2011	2,491	1,006
2012	2,491	876
Thereafter	16,704	4,245
	$30,529	$11,253

The Company accounts for its mortgage servicing rights under the provisions of SFAS 156, which was adopted beginning January 1, 2007. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and the Company classifies its entire mortgage servicing rights into one class.

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

The Company has elected to use the amortization method to measure its mortgage servicing rights. Under the amortization method, the Company amortizes its mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, compared to $0.4 million and $1.2 million for the three and six months ended June 30, 2006, respectively. Amortization of the servicing rights is reported as amortization of mortgage servicing rights in the Company’s consolidated statements of income. Ancillary income is recorded in other income.

The following table presents the fair market value and key assumptions used in determining the fair market value of the Company’s mortgage servicing rights as of June 30, 2007:

(Dollars in thousands)
Fair market value at January 1, 2007	$12,086
Fair market value at June 30, 2007	$13,057
Weighted average discount rate	8.6%
Weighted average prepayment speed assumption	11.6%

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

The following table sets forth information related to the exit costs accrued, adjustments to estimates and payments made against accrued amounts:

	Balance at	Adjustments to		Balance at
	December 31, 2006	estimates	Payments	June 30, 2007
	(Dollars in thousands)

Lease termination fees	$5,012	$251	$(1,418)	$3,845
Asset write-offs	271	(271)	—	—
Contract termination fees	319	(319)	—	—
Total	$5,602	$(339)	$(1,418)	$3,845

7.     SHARE REPURCHASE

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2006 Repurchase Plan”). The 2006 Repurchase Plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares, of which 300,200 shares remain authorized for repurchase as of June 30, 2007, under a new repurchase plan that will remain in effect through April 30, 2008 (the “2007 Repurchase Plan”). On July 25, 2007, the Company’s board of directors authorized the repurchase of an additional 1,500,000 shares under the 2007 Repurchase Plan. Repurchases may be made from time to time on the open market or in privately negotiated transactions. The repurchase authorization under the 2007 Repurchase Plan rescinded the planned repurchase of any remaining shares under the Company’s 2006 Repurchase Plan.

During the six months ended June 30, 2007, the Company repurchased and retired a total of 355,800 shares of common stock for approximately $12.2 million.

8.     SHARE-BASED COMPENSATION

The following table reflects total share-based compensation recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$914	830	2,176	$1,702
Income tax benefit	(366)	(333)	(872)	(682)
Net share-based compensation effect	$548	$497	$1,304	$1,020

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

The following is a summary of option activity for the Company’s stock option plans for the six months ended June 30, 2007:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2007	990,324	$25.55
Changes during the period:
Granted	71,000	35.90
Exercised	(56,294)	18.06
Expired	—	—
Forfeited	(23,674)	34.66
Outstanding at June 30, 2007	981,356	26.51

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. There were no stock options granted to employees during the three months ended June 30, 2007, as well as the three and six months ended June 30, 2006. The fair value of the Company’s stock options granted to employees for the six months ended June 30, 2007 was estimated using the following weighted-average assumptions:

Expected volatility	33.3%
Risk free interest rate	4.5%
Expected dividends	2.8%
Expected life (in years)	7.5
Weighted average fair value	$11.40

Restricted Stock Awards

Under the 1997 and 2004 Plans, the Company awarded restricted stock awards to its non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	22,520	$34.35
Changes during the period:
Granted	22,000	35.81
Vested	(900)	27.75
Forfeited	(1,500)	35.90
Nonvested at June 30, 2007	42,120	35.20

Performance Shares and Stock Appreciation Rights

In 2005, the Company established a Long Term Incentive Plan (“LTIP”) that covers certain executive and senior management personnel. The LTIP is comprised of three components: performance shares, stock appreciation rights and cash awards.

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

The table below presents activity of performance shares for the six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	82,438	$34.67
Changes during the period:
Granted	—	—
Forfeited	(6,835)	34.34
Nonvested at June 30, 2007	75,603	34.70

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

As the SARs plan is a stock-settled SAR, this plan is an equity-classified award under SFAS 123R. As such, the financial and income tax accounting for this type of award is identical to that of a nonqualified stock option plan. Therefore, the grant date fair value is determined at the grant date using the same method as would be used for determining the fair value of a grant of a nonqualified stock option, which has historically been the Black-Scholes formula. Similar to the performance shares addressed above, the amount of compensation cost to be recognized is the fair value of the SAR grant adjusted based on expectations of achieving the performance requirements and also the expected pre-vested cancellations. Compensation costs arising from the SARs will be recognized ratably over the requisite service period.

There were no grants of SARs for the three months ended June 30, 2007.  The fair value of SARs granted to employees for the three months ended June 30, 2006 was estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions: expected volatility of 34.3%, risk free interest rate of 5.1%, expected dividends of 2.3% and expected life of 6.5 years, resulting in a weighted average fair value of $12.40 per grant. The fair value of SARs granted to employees for the six months ended June 30, 2007 and 2006 was estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2007	2006
Expected volatility	31.7%	34.4%
Risk free interest rate	4.5%	4.7%
Expected dividends	2.8%	2.4%
Expected life (in years)	6.5	6.5
Weighted average fair value	$10.49	$10.78

The table below presents activity of SARs for the six months ended June 30, 2007:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2007	56,161	$34.95
Changes during the period:
Granted	33,883	35.90
Forfeited	(8,701)	35.49
Outstanding at June 30, 2007	81,343	35.29

9.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Unrealized holding losses on available-for-sale investment securities	$(20,553)	$(15,422)
Pension liability adjustments	(9,305)	(9,853)
Tax benefit	11,963	10,130
Accumulated other comprehensive loss, net of tax	(17,895)	(15,145)

Components of comprehensive income for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net income	$21,016	$20,438	$41,151	$39,777
Unrealized gain (loss) on investment securities, net of taxes	(4,883)	(2,778)	(3,078)	(8,035)
Pension adjustments, net of taxes	328	—	328	—
Comprehensive income	$16,461	$17,660	$38,401	$31,742

10. PENSION PLANS

Central Pacific Bank (“CPB”) has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Interest cost	$446	$385	$892	$770
Expected return on assets	(560)	(505)	(1,120)	(1,010)
Amortization of unrecognized loss	264	226	528	452
Net periodic cost	$150	$106	$300	$212

CPB also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of CPB with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$140	$182	$280	$364
Interest cost	136	135	272	270
Amortization of unrecognized transition obligation	5	49	10	98
Amortization of prior service cost	5	4	10	8
Amortization of unrecognized (gain) loss	1	(12)	2	(24)
Net periodic cost	$287	$358	$574	$716

11.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income	$21,016	$20,438	$41,151	$39,777

Weighted average shares outstanding - basic	30,555	30,466	30,627	30,453
Dilutive effect of employee stock options and awards	243	317	267	315
Weighted average shares outstanding - diluted	30,798	30,783	30,894	30,768

Basic earnings per share	$0.69	$0.67	$1.34	$1.31
Diluted earnings per share	$0.68	$0.66	$1.33	$1.29

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)

Three months ended June 30, 2007:
Net interest income	$43,883	$12,690	$(3,690)	$—	$52,883
Intersegment net interest income (expense)	(27,656)	19,505	1,717	6,434	—
Provision for loan losses	(60)	(940)	—	—	(1,000)
Other operating income	67	9,282	2,309	(120)	11,538
Other operating expense	(1,729)	(16,453)	(565)	(12,584)	(31,331)
Administrative and overhead expense allocation	(1,806)	(9,252)	(444)	11,502	—
Income taxes	(4,918)	(5,205)	(962)	11	(11,074)
Net income (loss)	$7,781	$9,627	$(1,635)	$5,243	$21,016

Three months ended June 30, 2006:
Net interest income	$37,148	$15,975	$(956)	$—	$52,167
Intersegment net interest income (expense)	(22,302)	17,673	(1,064)	5,693	—
Provision for loan losses	2	(527)	—	—	(525)
Other operating income	147	8,808	1,396	609	10,960
Other operating expense	(2,171)	(15,112)	(571)	(13,604)	(31,458)
Administrative and overhead expense allocation	(1,632)	(9,533)	(97)	11,262	—
Income taxes	(4,145)	(5,842)	(825)	106	(10,706)
Net income (loss)	$7,047	$11,442	$(2,117)	$4,066	$20,438

Six months ended June 30, 2007:
Net interest income	$88,066	$24,927	$(6,423)	$—	$106,570
Intersegment net interest income (expense)	(54,370)	39,043	2,133	13,194	—
Provision for loan losses	(60)	(3,540)	—	—	(3,600)
Other operating income	81	18,365	4,205	39	22,690
Other operating expense	(3,591)	(33,940)	(1,214)	(23,062)	(61,807)
Administrative and overhead expense allocation	(3,591)	(16,312)	(528)	20,431	—
Income taxes	(10,219)	(10,120)	(1,732)	(631)	(22,702)
Net income (loss)	$16,316	$18,423	$(3,559)	$9,971	$41,151

Six months ended June 30, 2006:
Net interest income	$72,161	$33,602	$(1,404)	$—	$104,359
Intersegment net interest income (expense)	(42,153)	33,457	(2,552)	11,248	—
Provision for loan losses	(87)	(963)	—	—	(1,050)
Other operating income	196	18,689	2,922	1,317	23,124
Other operating expense	(4,319)	(30,657)	(1,080)	(29,181)	(65,237)
Administrative and overhead expense allocation	(3,710)	(20,991)	(259)	24,960	—
Income taxes	(9,185)	(10,985)	(1,553)	304	(21,419)
Net income (loss)	$12,903	$22,152	$(3,926)	$8,648	$39,777

At June 30, 2007:
Investment securities	$—	$—	$860,580	$—	$860,580
Loans and leases (including loans held for sale)	2,096,593	1,885,969	—	—	3,982,562
Other	151,821	256,045	275,218	37,372	720,456
Total assets	$2,248,414	$2,142,014	$1,135,798	$37,372	$5,563,598

At December 31, 2006:
Investment securities	$—	$—	$898,358	$—	$898,358
Loans and leases (including loans held for sale)	2,058,257	1,814,416	—	—	3,872,673
Other	154,691	258,534	265,696	37,240	716,161
Total assets	$2,212,948	$2,072,950	$1,164,054	$37,240	$5,487,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portions of the financial outlook for 2007 that follows is as previously communicated in our July 26, 2007, Current Report on Form 8-K release of second quarter 2007 results. Since that time, the financial markets have exhibited extraordinary volatility. In light of market conditions as of this filing and uncertainty about how long the markets will remain volatile, we are currently unable to estimate the impact of these market conditions on our operating results for the rest of the year.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the” Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing, specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred, and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. Such agencies may require that we recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

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

We have established income tax contingencies reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes, and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

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

Financial Summary

Net income for the second quarter of 2007 was $21.0 million, or $0.68 per diluted share, compared to $20.4 million, or $0.66 per diluted share, for the second quarter of 2006, an increase of 2.8%. The year-over-year increase in net income resulted from a $0.7 million increase in net interest income and a $0.6 million increase in other operating income, offset by an increase in our provision for loan and lease losses of $0.5 million.

Net income for the first six months of 2007 of $41.2 million represented an increase of $1.4 million, or 3.5%, over the comparable prior year period.  The increase in net income was primarily attributable to an increase in net interest income of $2.2 million and a decease in other operating expenses of $3.4 million, offset by an increase in our provision for loan and lease losses of $2.6 million and an increase in income taxes of $1.3 million. Results for the first six months of 2006 included an after-tax charge of $1.3 million, or $0.04 per diluted share, in retirement expenses for a former senior executive.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Return on average assets	1.52%	1.57%	1.50%	1.53%
Return on average shareholders’ equity	10.99%	11.71%	10.87%	11.49%
Return on average tangible equity	19.03%	22.17%	19.04%	22.19%
Basic earnings per share	$0.69	$0.67	$1.34	$1.31
Diluted earnings per share	$0.68	$0.66	$1.33	$1.29

Material Trends

Hawaii’s economy is expected to maintain moderate growth this year and next.  Personal income, total wage and salary jobs, and gross state product are all forecasted to increase in 2007. Real gross state product is expected to increase by 2.6% in 2007 and by 2.5% in 2008, as compared to the 4.0% increase in 2005 and the 2.7% increase in 2006.1 The moderation in expected growth is primarily the result of capacity constraints as evidenced by the state’s low unemployment rate and high hotel occupancy rate.

Based upon the latest data and near term outlook, visitor industry growth has been revised downward from the prior forecast.  Total arrivals are expected to increase 1.0% in 2007, which is 0.4% lower than the previous forecast.  Despite this, visitor days are expected to increase 1.2% in 2007 over the total average of 9.1 days set in 2006. In addition, average daily spending is expected to increase 3.3% in 2007 over the previous year.2

Hawaii real personal income is expected to increase 1.8% in 2007, following a 0.5% increase in 2006. The state’s unemployment rate, which is the third lowest jobless rate in the nation, was 2.5% in May 2007.3

The Hawaii housing market continues to expand, however, unit sale growth rates have moderated and the listed inventory has decreased over the past six months. In June 2007, the number of single-family home

1  Hawaii State Department of Business, Economic Development & Tourism.

2  Hawaii State Department of Business, Economic Development & Tourism.

3  Ibid.

resales on Oahu decreased by 8.2% while the median sales price increased by 2.4% from a year ago.4

California’s economy has fully rebounded from the 2001 technology-related downturn.  California is expected to enjoy continued moderate job growth in 2007, but at a slower pace than in 2006.

California real personal income is expected to increase 5.3% in 2007, following its 6.1% increase in 2006.5 However, California’s unemployment rate has increased to 5.2% in May 2007 from 4.9% in May 2006, suggesting a weakening in the economy.6

In May 2007, the number of single-family home resales in California decreased 25.0% while the median sales price increased 4.8% from a year ago.7 Decreased affordability and the impact of tighter credit standards contributed to the continuing weakness in the California housing market. Single-family home resales for 2007 are expected to remain soft, down 14.0% statewide. The decline in the California housing market has occurred in most areas throughout California including regions in which we operate.

The Washington economy has also recovered from the 2001 technology-related downturn and is expected to post solid gains in 2007.

Washington real personal income increased 9.9% in the first quarter of 2007, from 1.3% in the fourth quarter of 2006.8 Washington’s unemployment rate has increased to 4.5% in the first quarter of 2007 from 4.4% in the fourth quarter of 2006.9

During the first quarter of 2007, the number of Washington home resales declined 8.9%, while the median sales price increased 7.4% from a year ago.10

Our results of operations during the second half of 2007 may be directly impacted by the ability of the economies in Hawaii, California, Washington and other markets we serve to achieve their expected growth. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the economic environment in Hawaii, California, Washington or other markets we serve were to suffer an adverse change, such as a material decline in the real estate market (including further declines in single-family home resales) or a material external shock, our results of operations may be negatively impacted.

4           Honolulu Board of Realtors.

5           California Department of Finance.

6           Bureau of Labor Statistics.

7           California Association of Realtors.

8           Washington State Economic and Revenue Forecast Council.

9           Bureau of Labor Statistics.

10         Washington Center for Real Estate Research.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, are expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2007 and 2006 is set forth below.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
(Dollars in thousands)	Balance	Rate	of Interest	Balance	Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$3,011	5.16%	$39	$5,419	3.97%	$54
Federal funds sold & securities purchased under agreements to resell	8,276	5.27	109	121	4.82	2
Taxable investment securities (1)	732,966	4.87	8,926	798,832	4.48	8,955
Tax-exempt investment securities (1)	154,715	5.43	2,100	135,041	5.81	1,965
Loans and leases, net of unearned income (2)	3,984,070	7.76	77,070	3,644,188	7.44	67,606
Federal Home Loan Bank stock	48,797	0.20	24	48,797	—	—
Total interest earning assets	4,931,835	7.17	88,268	4,632,398	6.80	78,582
Nonearning assets	585,625			580,707
Total assets	$5,517,460			$5,213,105

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$441,674	0.13%	$141	$423,497	0.14%	$143
Savings and money market deposits	1,202,652	2.06	6,166	1,141,923	1.41	4,018
Time deposits under $100,000	639,022	3.89	6,204	571,233	2.91	4,151
Time deposits $100,000 and over	978,496	4.60	11,220	857,086	3.82	8,152
Short-term borrowings	21,973	5.50	303	45,758	5.10	583
Long-term debt	807,389	5.27	10,616	746,837	4.66	8,680
Total interest-bearing liabilities	4,091,206	3.40	34,650	3,786,334	2.73	25,727
Noninterest-bearing deposits	579,429			646,817
Other liabilities	82,264			81,832
Shareholders’ equity	764,561			698,122
Total liabilities and shareholders’ equity	$5,517,460			$5,213,105

Net interest income			$53,618			$52,855

Net interest margin		4.36%			4.57%

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$2,894	5.14%	$74	$11,151	4.10%	$227
Federal funds sold & securities purchased under agreements to resell	4,547	5.26	119	2,411	4.51	54
Taxable investment securities (1)	737,964	4.79	17,671	801,970	4.39	17,621
Tax-exempt investment securities (1)	154,613	5.43	4,197	135,513	5.89	3,992
Loans and leases, net of unearned income (2)	3,942,181	7.83	153,236	3,615,741	7.36	132,159
Federal Home Loan Bank stock	48,797	0.50	122	48,797	—	—
Total interest earning assets	4,890,996	7.22	175,419	4,615,583	6.72	154,053
Nonearning assets	586,940			583,951
Total assets	$5,477,936			$5,199,534

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$437,444	0.13%	$279	$427,157	0.14%	$292
Savings and money market deposits	1,219,634	2.06	12,452	1,108,706	1.22	6,698
Time deposits under $100,000	633,178	3.82	11,986	581,613	2.76	7,970
Time deposits $100,000 and over	939,884	4.56	21,271	848,228	3.64	15,309
Short-term borrowings	29,456	5.53	808	33,746	4.86	814
Long-term debt	787,958	5.27	20,584	763,689	4.55	17,214
Total interest-bearing liabilities	4,047,554	3.36	67,380	3,763,139	2.59	48,297
Noninterest-bearing deposits	584,192			657,047
Other liabilities	88,731			86,827
Shareholders’ equity	757,459			692,521
Total liabilities and shareholders’ equity	$5,477,936			$5,199,534

Net interest income			$108,039			$105,756

Net interest margin		4.44%			4.60%

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Net interest income of $53.6 million for the second quarter of 2007 increased by $0.7 million, or 1.4%, when compared to the $52.9 million recognized in the second quarter of 2006. Net interest income for the first half of 2007 was $108.0 million compared to $105.8 million in the first half of 2006, an increase of $2.2 million or 2.2%. The increase in net interest income for the second quarter, as well as for the first half of 2007, was primarily the result of increases in interest earning assets and average yields, partially offset by increases in funding costs as both interest-bearing liabilities and average rates increased from the comparable prior year periods.

During the second quarter and first half of 2007, total interest earning assets increased to $4.9 billion from $4.6 billion in the second quarter and first half of 2006. The increase in total interest earning assets for the second quarter and first half of 2007 was primarily driven by an increase in average loans and leases. The average yield on interest earning assets increased to 7.17% in the second quarter of 2007 from 6.80% in the second quarter of 2006 while the average yield for the first half of 2007 increased by 50 basis points (“bp”) to 7.22%.

During the second quarter of 2007, total interest-bearing liabilities increased by $304.9 million, or 8.1%, when compared to the second quarter of 2006, while interest-bearing liabilities for the first half of 2007 increased by $284.4 million, or 7.6%, from the comparable prior year period. The average interest rate on interest-bearing liabilities during the second quarter of 2007 increased by 67 bp to 3.40% from the second quarter of 2006, while the average interest rate  on interest-bearing liabilities for the first half of 2007 increased by 77 bp to 3.36% from the first half of 2006.

Taxable-equivalent interest income for the second quarter of 2007 of $88.3 million, increased by $9.7 million, or 12.3%, from the second quarter of 2006, while taxable-equivalent interest income for the first half of 2007 increased by $21.3 million, or 13.9%, to $175.4 million compared to $154.1 million for the first half of 2006. The increase in taxable-equivalent interest income in the current quarter and the first half of 2007 was primarily the result of increases in both the average loans and leases balances and average yields.

Average loans and leases increased by $339.9 million in the second quarter of 2007, contributing to $6.3 million of the current quarter increase in taxable-equivalent interest income, while the 32 bp increase in average yield contributed to $2.9 million of the current quarter increase. Average loans and leases for the first half of 2007 increased to $3.9 billion from $3.6 billion for the first half of 2006, contributing to $12.0 million of the current year-to-date increase in taxable-equivalent interest income, while the increase in average yield of 47 bp contributed to $8.5 million of the current year-to-date increase. The increase in average loans and leases for the current quarter and the first half of 2007 is indicative of the measured growth in our real estate construction and commercial mortgage loan portfolios while the increase in average loan yields reflects the upward repricing of certain adjustable-rate loan balances.

Interest expense for the second quarter of 2007 of $34.7 million, increased by $8.9 million or 34.7%, from the comparable quarter one year ago, while interest expense for the first half of 2007 of $67.4 million, increased by $19.1 million, or 39.5%, from $48.3 million in the first half of 2006. The increase in interest expense was primarily attributable to both increases in average interest-bearing deposit balances and the rates paid on those balances.

Average interest-bearing deposits for the current quarter increased by $268.1 million from the comparable quarter one year ago and accounted for $1.5 million of the total increase in interest expense for the second quarter of 2007. The average interest rate paid on deposits during the second quarter of 2007 increased by 71 bp to 2.92%, and contributed to $5.3 million of the increase in interest expense for the current quarter. Average interest-bearing deposits during the first half of 2007 increased by $264.4 millon from the first half of 2006, and accounted for $2.7 million of the total increase in interest expense for the related period. The average interest rate paid on deposits during the first half of 2007, increased by 81 bp to 2.87%, resulting in an increase in interest expense of $12.0 million for the first half of 2007. The increase in the average interest rate paid on deposits was attributable to a continuing shift in our deposit base from non-interest bearing demand deposit accounts to higher rate time deposit accounts and increased pricing pressures as we continue to compete for deposits with other local financial institutions, internet-based financial services companies and other financial services companies located outside of Hawaii.

The net interest margin was 4.36% and 4.44% for the second quarter and first half of fiscal 2007, respectively, compared to 4.57% and 4.60% for the comparable 2006 periods. The compression in our net interest margin was primarily due to the aforementioned increase in our funding costs and deposit repricings rising more rapidly than the upward repricing of our loan balances. Based on our belief that our funding costs and loan yields will stabilize at current levels, we anticipate net interest margin will remain near current levels through the second half of 2007.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Nonperforming Assets
Nonaccrual loans:
Commercial, financial and agricultural	$969	$3,934
Real estate:
Mortgage-residential	118	5,024
Mortgage-commercial	301	—
Total nonperforming assets	1,388	8,958

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	46	88
Real estate:
Mortgage-residential	43	364
Consumer	217	457
Leases	24	—
Total accruing loans delinquent for 90 days or more	330	909

Restructured loans still accruing interest:
Total restructured loans still accruing interest	—	—

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$1,718	$9,867

Total nonperforming assets as a percentage of loans and other real estate	0.03%	0.23%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and other real estate	0.04%	0.25%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and other real estate	0.04%	0.25%

Nonperforming assets, which includes non-accrual loans and leases, foreclosed real estate and other nonperforming investments, totaled $1.4 million at June 30, 2007, compared to $9.0 million at fiscal 2006 year end. The current decrease in nonperforming assets from fiscal 2006 year end was primarily a result of the payoff of a $4.8 million non-accrual residential mortgage loan and the charge-off of $2.9 million in commercial loans from a single borrower in the first quarter of 2007.

All non-accrual loans at June 30, 2007 are in various stages of collection and we believe that the potential loss exposure on total non-accrual loans has been adequately provided for in the Allowance as of June 30, 2007.

The decrease in accruing loans delinquent for 90 days or more from fiscal 2006 year-end and the comparable prior year period was primarily attributed to payoffs.

There were no restructured loans accruing interest at June 30, 2007 or at fiscal 2006 year end.

We continue to closely monitor the quality of our loan portfolio and proactively work with our borrowers to resolve any potential problems. During this monitoring process, we identified two real estate construction loans totaling $15.9 million that are being closely watched. Both loans were originated in California and are secured by real estate, however the land values associated with these loans have declined and guarantor liquidity has diminished. We are in the process of evaluating the collateral values securing each loan. No losses have been recorded on either loan and our potential loss exposure is indeterminable at this time.

We do not have any direct credit exposure to the subprime residential mortgage loan market. We do provide residential construction financing that may depend on residential mortgages, both prime and subprime, for repayment.

Any deterioration in the economies of Hawaii, California or Washington may impact loan quality and may result in increases in nonperforming assets, delinquencies and restructured loans.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Allowance for loan and lease losses:
Balance at beginning of period	$50,614	$53,057	$52,280	$52,936

Provision for loan and lease losses	1,000	525	3,600	1,050

Charge-offs:
Commercial, financial and agricultural	135	355	3,559	369
Real estate:
Mortgage-residential	—	—	358	—
Consumer	708	877	1,761	1,946
Leases	—	17	—	18
Total charge-offs	843	1,249	5,678	2,333

Recoveries:
Commercial, financial and agricultural	20	31	59	117
Real estate:
Construction	7	—	7	—
Mortgage-residential	160	21	195	42
Mortgage-commercial	3	3	6	6
Consumer	446	526	938	1,093
Leases	2	—	2	3
Total recoveries	638	581	1,207	1,261

Net charge-offs	205	668	4,471	1,072

Balance at end of period	$51,409	$52,914	$51,409	$52,914

Annualized ratio of net charge-offs to average loans	0.02%	0.07%	0.23%	0.06%

The Provision was $1.0 million and $3.6 million for the second quarter and first half of 2007, respectively, compared to $0.5 million and $1.1 million, respectively, for the comparable periods in 2006. The increases in the Provision in 2007 in comparison to 2006 were necessary to maintain the adequacy of the Allowance given the credit risk inherent in our loan portfolio and based on the current risk composition of our outstanding balances.

The Allowance, expressed as a percentage of total loans, was 1.31% at June 30, 2007 compared to 1.36% at year-end 2006. Any economic deterioration in the areas we serve could adversely affect the borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and the Provision.

Net charge-offs totaled $0.2 million and $4.5 million for the second quarter and first half of 2007, respectively, compared to $0.7 million and $1.1 million, respectively, for the comparable periods in 2006. The increase in charge-offs was primarily attributed to commercial loan charge-offs from a single borrower totaling $2.9 million in the first quarter of 2007. The annualized ratio of net charge-offs to average loans was 0.02% and 0.23% for the three and six months ended June 30, 2007, respectively, compared to 0.07% and 0.06% for the same periods in 2006, respectively.

As of June 30, 2007, there were five impaired loans to three borrowers totaling $11.5 million, compared to ten impaired loans to four borrowers totaling $6.9 million at year-end 2006. All impaired loans at June 30, 2007 are fully collateralized.

Other Operating Income

Total other operating income of $11.5 million for the second quarter of 2007 increased by $0.6 million, or 5.3%, from the comparable quarter one year ago. The increase was largely due to increases in income from bank-owned life insurance of $0.4 million, other service charges and fees of $0.4 million, and gains on sales of loans of $0.3 million, offset by a decrease in miscellaneous operating income of $0.5 million.

For the first half of 2007, total other operating income of $22.7 million decreased by $0.4 million, or 1.9%, over the comparable prior year period. The decrease was largely due to lower gains on sales of loans and miscellaneous income totaling $1.7 million, partially offset by increases in income from bank-owned life insurance and other service charges and fees totaling $1.3 million. Despite the recent increase in loan origination and refinancing activity experienced in the second quarter of 2007, income earned on gains on sales of loans continues to trail the prior year on a year-to-date basis as gains on sales of loans peaked in the first quarter of 2006. In an effort to enhance our mortgage banking operations, we have continued with our strategy of establishing strategic alliances with real estate brokers and developers, thus providing additional loan origination opportunities despite the recent slowdown in home sales activity.

Other Operating Expense

Total other operating expense was $31.3 million for the second quarter of 2007, down $0.1 million or 0.4% from the comparable quarter one year ago. The current quarter decrease in other operating expense was primarily due to a decrease in salaries and employee benefits of $0.7 million, partially offset by increased amortization expense of $0.5 million related to our high technology investments.

For the first half of 2007, total other operating expense of $61.8 million decreased by $3.4 million, or 5.3%, over the same period last year. The decrease in other operating expense was primarily due to the reversal of certain incentive compensation accruals totaling $1.8 million recorded in the first quarter of 2007, and $2.2 million in retirement expenses for a former senior executive recorded in the first quarter of 2006. Given the current economic conditions under which we operate, we expect to manage operating expenses tightly and anticipate expenses for the remainder of 2007 to remain relatively consistent with current levels.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2007 was 34.5% and 35.6%, respectively, compared to 34.4% and 35.0% for the comparable prior year periods. We expect the effective tax rate to decrease slightly for the remainder of 2007 as we anticipate generating additional state tax credits by increasing our investments in high-technology businesses. Additional factors that may affect the effective tax rate for 2007 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of other tax credits available to offset future taxable income.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in our contractual obligations since December 31, 2006.

In addition to our previously disclosed contractual obligations, FIN 48 tax liabilities were $6.9 million at June 30, 2007. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

Financial Condition

Total assets at June 30, 2007 grew to $5.6 billion, increasing by $76.4 million or 1.4% compared to year-end 2006.

Loans and leases, net of unearned income, grew to $3.9 billion, increasing by $91.0 million or 2.4% over year-end 2006. The increase was primarily attributable to increases in both our commercial and residential real estate mortgage portfolios, partially offset by decreases in our commercial construction and commercial, financial and agricultural loan portfolios. Our mainland loan production offices contributed approximately 57% of our total loan growth during the first half of 2007, while our Hawaii lending activity contributed the remaining 43%.

Total deposits at June 30, 2007 grew to $3.9 billion, increasing by $70.4 million over year-end 2006. Noninterest-bearing deposits at June 30, 2007 decreased by $37.2 million, or 5.6%, from fiscal 2006 year-end, while interest-bearing deposits increased by $107.6 million, or 3.4%. The decrease in noninterest-bearing deposits and increase in interest-bearing deposits reflects a shift in customer activity from noninterest-bearing deposits into higher-rate time deposits as customers have become increasingly interest rate sensitive.

We remain committed to growing our customer deposit base by focusing our sales and marketing efforts on our premier product, the Exceptional Checking and Savings accounts, as well as by offering periodic certificate of deposit specials. We are also continually looking for ways to provide our customers with innovative products and solutions. In April 2007, we launched a new product called Remote Deposit Central. This product allows our commercial customers to deposit checks remotely from the comfort of their office or home office without having to visit our branches. We are currently the only bank in Hawaii offering this product. During the second half of 2007, we plan on further enhancing our suite of products to better meet the needs of our customers and grow our deposit market share.

Capital Resources

Shareholders’ equity was $753.5 million at June 30, 2007, compared to $738.1 million at year-end 2006. Book value per share at June 30, 2007 was $24.75, compared to $24.04 at year-end 2006.

On April 25, 2007, the Company’s board of directors declared a second quarter cash dividend of $0.24 per share, an increase of 14.3% over the $0.21 per share dividend declared in the second quarter of 2006. For the first half of 2007, dividends declared totaled $0.48 per share, an increase of 14.3% over the $0.42 per share declared in the first half of 2006.

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2006 Repurchase Plan”). The 2006 Repurchase

Plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares under a new repurchase plan that will remain in effect through April 30, 2008 (the “2007 Repurchase Plan”). The repurchase authorization under the 2007 Repurchase Plan rescinds the planned repurchase of any remaining shares under the Company’s 2006 Repurchase Plan. As of June 30, 2007, 300,200 shares remain authorized for repurchase under the 2007 Repurchase Plan. On July 25, 2007, the Company’s board of directors authorized the repurchase of an additional 1,500,000 shares under the 2007 Repurchase Plan.

During the six months ended June 30, 2007, the Company repurchased and retired a total of 355,800 shares of common stock for approximately $12.2 million under the 2006 and 2007 Repurchase Plans.

We have five statutory trusts: CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. The statutory trusts are not consolidated in the consolidated financial statements as of June 30, 2007. However, the Federal Reserve Board (the “FRB”) has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the capital and statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

Our objective with respect to capital resources is to maintain a level of capital that will support sustained asset growth and anticipated risks. Furthermore, we seek to ensure that regulatory guidelines and industry standards for well-capitalized institutions are met or exceeded.

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

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At June 30, 2007:
Leverage capital	$578,152	11.1%	$207,662	4.0%	$259,578	5.0%
Tier 1 risk-based capital	578,152	12.7	182,248	4.0	273,373	6.0
Total risk-based capital	631,085	13.9	364,497	8.0	455,621	10.0

At December 31, 2006:
Leverage capital	$553,254	10.9%	$202,538	4.0%	$253,173	5.0%
Tier 1 risk-based capital	553,254	12.3	179,292	4.0	268,939	6.0
Total risk-based capital	608,192	13.6	358,585	8.0	448,231	10.0

Central Pacific Bank
At June 30, 2007:
Leverage capital	$550,427	10.6%	$208,489	4.0%	$260,611	5.0%
Tier 1 risk-based capital	550,427	12.1	181,896	4.0	272,844	6.0
Total risk-based capital	603,360	13.3	363,791	8.0	454,739	10.0

At December 31, 2006:
Leverage capital	$526,228	10.4%	$203,325	4.0%	$254,157	5.0%
Tier 1 risk-based capital	526,228	11.8	178,769	4.0	268,154	6.0
Total risk-based capital	581,166	13.0	357,538	8.0	446,923	10.0

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

During the first half of 2007, loan growth exceeded deposit growth and was funded from a variety of sources, including proceeds from maturities of investment securities, increases in deposits and secondary funding sources.

We anticipate that loan demand will continue to exceed deposit growth for the remainder of 2007. Liquidity needs due to excess loan growth is expected to be satisfied by cash flows generated by maturities of investment securities and secondary funding sources such as the Federal Home Loan Bank of Seattle (“FHLB”). Central Pacific Bank is a member of, and maintained a $1.4 billion line of credit with, the FHLB as of June 30, 2007, of which $715.9 million was outstanding. We believe that our current sources of funding are adequate to meet our liquidity needs for the near term.

Anti-Money Laundering Initiatives and the USA Patriot Act

In November 2006, Central Pacific Bank agreed to a cease and desist order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”). The Order requires the bank to take steps to improve its Bank Secrecy Act (“BSA”)

program, including detecting, monitoring and reporting large currency transactions and suspicious activity. To date, the bank has implemented numerous improvements that address the requirements of the Order and continues to do so with regulatory guidance. The Bank’s improvements to its BSA program include a new automated system for detecting, monitoring and reporting large currency transactions and suspicious activity. All of the changes are subject to review by the FDIC and DFI before the Order can be lifted. Based on the progress made thus far, the bank anticipates completing all necessary improvements to its BSA program to be in compliance by the end of the third quarter of 2007.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2007 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2.  Unregistered Sales of Equity and Use of Proceeds

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2007 through April 30, 2007	—	$—	—	600,000
May 1, 2007 through May 31, 2007	248,900	34.21	248,900	351,100
June 1, 2007 through June 30, 2007	50,900	33.30	50,900	300,200

(1)   In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2006 Repurchase Plan”). The 2006 Repurchase plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares under a repurchase plan that will remain in effect through April 30, 2008 (the “2007 Repurchase Plan”). On July 25, 2007, the Company’s board of directors authorized the repurchase of an additional 1,500,000 shares. Repurchases under the 2007 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. The repurchase authorization under the 2007 Repurchase Plan rescinded the planned repurchase of any remaining shares under the Company’s 2006 Repurchase Plan.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (the “Meeting”) was held on May 22, 2007 for the purpose of considering and voting upon the following matters:

•      To elect five persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

•      To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007;

•      To amend the Company’s 2004 Stock Compensation Plan in order to increase the number of shares available for issuance pursuant to awards granted under the Plan from 1,500,000 to 2,500,000;

•      To transact such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for each of the directors nominated.  A total of 27,262,597 shares, or 86.9% of eligible shares, were represented at the meeting.

Name	For	Withheld
Clint Arnoldus	26,521,613	740,984
Christine H. H. Camp Friedman	26,521,633	740,964
Dennis I. Hirota	26,056,785	1,205,812
Ronald K. Migita	26,444,628	817,969
Maurice H. Yamasato	26,435,161	827,436

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Name	Expiration of Term
Earl E. Fry	2008
B. Jeannie Hedberg	2008
Duane K. Kurisu	2008
Colbert M. Matsumoto	2008
Crystal K. Rose	2008
Richard J. Blangiardi	2009
Clayton K. Honbo	2009
Paul J. Kosasa	2009
Mike K. Sayama	2009
Dwight L. Yoshimura	2009

The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with a total of 26,772,876 votes cast for, 250,493 votes cast against, and 239,229 abstentions or nonvotes.

The amendment of the Company’s 2004 Stock Compensation Plan in order to increase the number of shares available for issuance pursuant to awards granted under the Plan from 1,500,000 to 2,500,000 was approved with a total of 19,544,594 votes cast for, 3,489,796 votes cast against, and 362,484 abstentions or nonvotes.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5)(15)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)

10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)

10.15	Form of Restricted Stock Award Agreement (8)(15)

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)

Exhibit No.	Document

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)

10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (15) (18)

10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517).

10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (19).

14.1	The Registrant’s Code of Conduct and Ethics (17)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 7, 2007	/s/ Clint Arnoldus
Clint Arnoldus
President and Chief Executive Officer

Date:	August 7, 2007	/s/ Dean K. Hirata
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