Form 10-Q
period 2007-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2007-11-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on October 31, 2007 was 29,880,993 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company's stock; and a general deterioration in economic conditions, including the continued slowing of the real estate market. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$90,161	$129,715
Interest-bearing deposits in other banks	439	5,933
Federal funds sold	14,900	-
Investment securities:
Held to maturity, at amortized cost (fair value of $46,977 at
September 30, 2007 and $64,249 at December 31, 2006)	47,465	65,204
Available for sale, at fair value	801,640	833,154
Total investment securities	849,105	898,358

Loans held for sale	31,388	26,669
Loans and leases	4,072,536	3,846,004
Less allowance for loan and lease losses	72,517	52,280
Net loans and leases	4,000,019	3,793,724

Premises and equipment	80,173	77,341
Accrued interest receivable	27,580	26,269
Investment in unconsolidated subsidiaries	16,333	12,957
Goodwill	292,453	297,883
Core deposit premium	29,844	31,898
Mortgage servicing rights	11,111	11,640
Bank-owned life insurance	130,089	102,394
Federal Home Loan Bank stock	48,797	48,797
Other assets	25,232	23,614
Total assets	$5,647,624	$5,487,192

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$630,586	$661,027
Interest-bearing demand	441,884	438,943
Savings and money market	1,216,991	1,205,271
Time	1,652,798	1,539,242
Total deposits	3,942,259	3,844,483

Short-term borrowings	72,245	79,308
Long-term debt	816,535	740,189
Minority interest	13,110	13,130
Other liabilities	59,503	71,943
Total liabilities	4,903,652	4,749,053

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
29,914,586 shares at September 30, 2007 and 30,709,389 shares at December 31, 2006	419,463	430,904
Surplus	54,686	51,756
Retained earnings	281,682	270,624
Accumulated other comprehensive loss	(11,859)	(15,145)
Total shareholders' equity	743,972	738,139
Total liabilities and shareholders' equity	$5,647,624	$5,487,192

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Interest income:
Interest and fees on loans and leases	$78,325	$72,444	$231,561	$204,603
Interest and dividends on investment securities:
Taxable interest	8,386	8,486	25,964	25,996
Tax-exempt interest	1,343	1,227	4,071	3,822
Dividends	83	153	176	264
Interest on deposits in other banks	82	79	156	306
Interest on Federal funds sold and securities
purchased under agreements to resell	125	31	244	85
Dividends on Federal Home Loan Bank stock	73	-	195	-
Total interest income	88,417	82,420	262,367	235,076

Interest expense:
Interest on deposits:
Demand	139	136	418	428
Savings and money market	6,321	4,969	18,773	11,667
Time	17,925	14,050	51,182	37,329
Interest on short-term borrowings	302	1,221	1,110	2,035
Interest on long-term debt	10,900	8,949	31,484	26,163
Total interest expense	35,587	29,325	102,967	77,622

Net interest income	52,830	53,095	159,400	157,454
Provision for loan and lease losses	21,200	300	24,800	1,350
Net interest income after provision for loan and lease losses	31,630	52,795	134,600	156,104

Other operating income:
Service charges on deposit accounts	3,581	3,570	10,488	10,563
Other service charges and fees	3,281	2,994	10,052	8,993
Income from fiduciary activities	968	740	2,583	2,157
Equity in earnings of unconsolidated subsidiaries	169	90	593	421
Fees on foreign exchange	149	207	541	601
Loan placement fees	248	464	790	1,256
Gains on sales of loans	1,116	680	3,886	4,133
Income from bank-owned life insurance	1,861	1,085	4,075	2,794
Other	379	715	1,434	2,751
Total other operating income	11,752	10,545	34,442	33,669

Other operating expense:
Salaries and employee benefits	16,240	17,451	49,534	54,128
Net occupancy	2,624	2,399	7,721	6,974
Equipment	1,255	1,171	3,810	3,624
Amortization of core deposit premium	684	974	2,054	2,922
Amortization of mortgage servicing rights	478	547	1,488	1,697
Communication expense	1,032	1,186	3,118	3,562
Legal and professional services	2,223	1,985	6,660	6,174
Computer software expense	869	716	2,561	1,956
Advertising expense	661	515	1,919	1,789
Other	5,487	4,272	14,495	13,627
Total other operating expense	31,553	31,216	93,360	96,453

Income before income taxes	11,829	32,124	75,682	93,320
Income taxes	2,722	11,521	25,424	32,940
Net income	$9,107	$20,603	$50,258	$60,380

Per share data:
Basic earnings per share	$0.30	$0.67	$1.65	$1.98
Diluted earnings per share	0.30	0.67	1.64	1.96
Cash dividends declared	0.25	0.23	0.73	0.65

Shares used in computation:
Basic shares	30,192	30,532	30,480	30,465
Diluted shares	30,378	30,838	30,707	30,790

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$50,258	$60,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	24,800	1,350
Depreciation and amortization	5,303	5,150
Amortization of intangible assets	3,542	4,619
Net amortization of investment securities	1,591	2,236
Net loss on investment securities	-	19
Share-based compensation	2,920	2,580
Deferred income tax (benefit) expense	(6,521)	24
Net gain on sale of loans	(3,886)	(4,133)
Proceeds from sales of loans held for sale	688,923	413,756
Originations of loans held for sale	(689,756)	(370,827)
Tax benefits from share-based compensation	(10)	(675)
Equity in earnings of unconsolidated subsidiaries	(593)	(421)
Increase in cash surrender value of bank-owned life insurance	(4,124)	(2,775)
Net change in other assets and liabilities	(4,461)	(8,786)
Net cash provided by operating activities	67,986	102,497

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	17,657	4,685
Proceeds from maturities of and calls on investment securities available for sale	520,640	392,151
Proceeds from sales of investment securities available for sale	-	57
Purchases of investment securities available for sale	(485,956)	(374,439)
Net loan originations	(220,098)	(212,955)
Purchase of loan portfolio	(10,496)	-
Proceeds from bank-owned life insurance	1,364	-
Purchase of bank-owned life insurance	(25,000)	(30,000)
Purchases of premises and equipment	(8,136)	(9,491)
Distributions from unconsolidated subsidiaries	596	768
Contributions to unconsolidated subsidiaries	(5,294)	-
Net cash used in investing activities	(214,723)	(229,224)

Cash flows from financing activities:
Net increase in deposits	97,776	139,679
Proceeds from long-term debt	150,000	75,000
Repayments of long-term debt	(73,046)	(92,486)
Net decrease in short-term borrowings	(7,063)	(23,961)
Cash dividends paid	(22,274)	(19,841)
Tax benefits from share-based compensation	10	675
Repurchases of common stock	(31,075)	-
Proceeds from stock option exercises	2,261	2,947
Net cash provided by financing activities	116,589	82,013

Net decrease in cash and cash equivalents	(30,148)	(44,714)
Cash and cash equivalents at beginning of period	135,648	164,740
Cash and cash equivalents at end of period	$105,500	$120,026

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$100,488	$74,354
Income taxes	24,711	25,517
Cash received during the period for:
Income taxes	-	3,255

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$33	$32

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the Consolidated Statements of Income and Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Such reclassifications were considered to be immaterial and had no impact on the Company’s net income or financial condition for any periods presented.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We adopted the provisions of SFAS 155 beginning January 1, 2007 and such adoption did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose to either amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and specifies additional disclosures for all separately recognized servicing assets and servicing liabilities. We adopted the provisions of SFAS 156 beginning January 1, 2007 and such adoption did not have a material impact on our consolidated financial statements.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the adoption, we recognized a net decrease of $5.3 million in the liability for uncertain tax positions, of which, $0.5 million was accounted for as an increase to beginning retained earnings, $5.3 million was accounted for as a decrease to goodwill and $0.5 million was recorded as a decrease in other liabilities. Including the cumulative effect of the decrease in the liability for uncertain tax positions, our unrecognized tax benefits totaled $6.9 million at January 1, 2007, of which $1.8 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 1997. Federal income tax returns for 1998, 2000 through 2002, and 2004 are currently under examination. Our continuing practice is to recognize interest and penalties related to income tax matters in interest expense and other expense, respectively. At the date of adoption, we had $2.1 million accrued for interest relating to income tax matters and at September 30, 2007, accrued interest amounted to $2.6 million. There were no penalties relating to income tax matters accrued at the date of adoption, as well as at September 30, 2007.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4” (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract” on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We adopted the provisions of EITF 06-5 beginning January 1, 2007 and such adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. The pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, the statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we plan to adopt SFAS 157 on January 1, 2008. We are evaluating the requirements of SFAS 157 and assessing the impact of this statement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of this statement on our consolidated financial statements.

In March 2007, the FASB ratified EITF No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12 “Omnibus Opinion-1967” (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. We are required to adopt EITF 06-10 effective January 1, 2008 and we are currently assessing the impact of this EITF issue on our consolidated financial statements.

3.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, Financial and Agricultural	$377,456	$405,046
Real Estate:
Construction	1,175,590	1,144,680
Mortgage-Residential	1,023,345	898,932
Mortgage-Commercial	1,252,577	1,165,267
Consumer	202,869	195,436
Leases	53,112	50,741
	4,084,949	3,860,102
Unearned income	(12,413)	(14,098)
Total loans and leases	$4,072,536	$3,846,004

In July 2007, we purchased a consumer loan portfolio for $10.5 million, which represented a $0.4 million premium over the $10.1 million outstanding balance. At the time of purchase, the consumer loan portfolio had a weighted average remaining term of 70 months.

4.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$51,409	$52,914	$52,280	$52,936

Provision for loan and lease losses	21,200	300	24,800	1,350

Charge-offs	(835)	(1,266)	(6,513)	(3,599)
Recoveries	743	663	1,950	1,924
Net charge-offs	(92)	(603)	(4,563)	(1,675)
Balance, end of period	$72,517	$52,611	$72,517	$52,611

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill allocated to each of our reportable segments during the nine months ended September 30, 2007:

	Hawaii	Commercial
	Market	Real Estate	Total
	(Dollars in thousands)

Balance, beginning of period	$152,812	$145,071	$297,883
Additions	468	-	468
Reductions	(2,983)	(2,915)	(5,898)
Balance, end of period	$150,297	$142,156	$292,453

The addition to goodwill was the result of an earnout payment of $0.5 million related to the Company's acquisition of Hawaii HomeLoans in fiscal 2005. Reductions to goodwill were due to adjustments recorded on CB Bancshares, Inc. (“CBBI”) tax contingencies upon the adoption of FIN 48 of $5.3 million and the reversal of previously accrued acquisition costs of $0.6 million.

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the nine months ended September 30, 2007:

	Core Deposit Premium	Mortgage Servicing Rights
	(Dollars in thousands)

Balance, beginning of period	$31,898	$11,640
Additions	-	959
Amortization	(2,054)	(1,488)
Balance, end of period	$29,844	$11,111

The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights are presented below:

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(14,798)	$29,844	$44,642	$(12,744)	$31,898
Mortgage servicing rights	20,053	(8,942)	11,111	19,094	(7,454)	11,640

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2007, estimated amortization expense for the remainder of fiscal 2007, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core Deposit	Mortgage
	Premium	Servicing Rights
	(Dollars in thousands)

2007 (remainder)	$685	$284
2008	2,491	1,497
2009	2,491	1,233
2010	2,491	1,074
2011	2,491	934
2012	2,491	814
Thereafter	16,704	5,275
	$29,844	$11,111

We account for our mortgage servicing rights under the provisions of SFAS 156, which was adopted beginning January 1, 2007. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

We have elected to use the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, respectively, compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2006, respectively. Amortization of the servicing rights is reported as amortization of mortgage servicing rights in our consolidated statements of income. Ancillary income is recorded in other income.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights as of September 30, 2007:

(Dollars in thousands)
Fair market value at January 1, 2007	$12,086
Fair market value at September 30, 2007	$13,059
Weighted average discount rate	8.6%
Weighted average prepayment speed assumption	10.9%

6.   MERGER WITH CB BANCSHARES, INC.

In connection with the completion of our merger with CBBI in fiscal 2004, we recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of tax, were included in the cost of the merger, resulting in an increase in goodwill. Certain adjustments to the estimates have been recorded as adjustments to the cost of the merger.

The following table sets forth information related to the exit costs accrued, adjustments to estimates and payments made against accrued amounts:

	Balance at	Adjustments		Balance at
	December 31, 2006	to estimates	Payments	September 30, 2007
	(Dollars in thousands)

Lease termination fees	$5,012	$396	$(2,109)	$3,299
Asset write-offs	271	(271)	-	-
Contract termination fees	319	(319)	-	-
Total	$5,602	$(194)	$(2,109)	$3,299

7.   SHARE REPURCHASE

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2006 Repurchase Plan”). The 2006 Repurchase Plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares, under a new repurchase plan that will remain in effect through April 30, 2008 (the “2007 Repurchase Plan”). On July 25, 2007, the Company’s board of directors authorized the repurchase of an additional 1,500,000 shares under the 2007 Repurchase Plan. Repurchases may be made from time to time on the open market or in privately negotiated transactions. The repurchase authorization under the 2007 Repurchase Plan rescinded the planned repurchase of any remaining shares under the Company’s 2006 Repurchase Plan.

During the nine months ended September 30, 2007, we repurchased and retired a total of 973,700 shares of common stock for approximately $31.1 million. At September 30, 2007, a total of 1,182,300 shares remained authorized for repurchase under the 2007 Repurchase Plan.

8.   SHARE-BASED COMPENSATION

The following table reflects total share-based compensation recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$743	$878	$2,920	$2,580
Income tax benefit	(298)	(352)	(1,170)	(1,034)
Net share-based compensation effect	$445	$526	$1,750	$1,546

In accordance with SFAS 123R, we are required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered.

Stock Option Plans

We have adopted stock option plans for the purpose of granting options to purchase the Company’s common stock to directors, officers and other key individuals. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on three or five years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below). We have historically issued new shares of common stock upon exercises of stock options and purchases of restricted awards.

In February 1997, we adopted the 1997 Stock Option Plan (“1997 Plan”) basically as a continuance of the 1986 Stock Option Plan. In April 1997, the Company’s shareholders approved the 1997 Plan, which provided 2,000,000 shares of the Company’s common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options.

In September 2004, we adopted and the Company’s shareholders approved the 2004 Stock Compensation Plan (“2004 Plan”) making available 1,989,224 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options will be granted under the 1997 Plan. Optionees may exercise outstanding options granted pursuant to the 1997 Plan until the expiration of the respective options in accordance with the original terms of the 1997 Plan. To satisfy share issuances pursuant to the share-based compensation programs, we issue new shares from the 2004 Plan.

The following is a summary of option activity for the Company’s stock option plans for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	990,324	$25.55
Changes during the period:
Granted	75,000	35.54
Exercised	(134,810)	14.03
Expired	-	-
Forfeited	(33,041)	35.09
Outstanding at September 30, 2007	897,473	27.77

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	30.9%	34.4%	33.1%	34.4%
Risk free interest rate	4.5%	4.9%	4.5%	4.9%
Expected dividends	3.6%	2.4%	2.9%	2.4%
Expected life (in years)	6.5	6.5	7.4	6.5
Weighted average fair value	$7.57	$11.99	$11.20	$11.99

Restricted Stock Awards

Under the 1997 and 2004 Plans, we awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the nine months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	22,520	$34.35
Changes during the period:
Granted	26,000	34.79
Vested	(900)	27.75
Forfeited	(1,500)	35.90
Nonvested at September 30, 2007	46,120	34.67

Performance Shares and Stock Appreciation Rights

In 2005, we established a Long Term Incentive Plan (“LTIP”) that covers certain executive and senior management personnel. The LTIP is comprised of three components: performance shares, stock appreciation rights and cash awards.

Performance shares are granted under the 2004 Plan and vest based on achieving both performance and service conditions. Performance conditions require achievement of stated goals including earnings per share, credit quality and efficiency ratio targets. The service condition requires employees to be employed continuously with the Company through March 15, 2008.  The fair value of the grant to be recognized over this service period is determined based on the market value of the stock on the grant date, multiplied by the probability of the granted shares being earned. This requires us to assess the expectation over the performance period of the performance targets being achieved as well as to estimate expected pre-vested cancellations.

The table below presents activity of performance shares for the nine months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	82,438	$34.67
Changes during the period:
Granted	-	-
Forfeited	(8,135)	34.57
Nonvested at September 30, 2007	74,303	34.68

Stock appreciation rights (“SARs”) are granted under the 2004 Plan. These SARs require the employee to achieve the same performance conditions as the performance shares described above as well as to satisfy service conditions that approximate three years from the date of grant. Upon exercise of the SAR, for each SAR exercised, the grantee shall be entitled to receive value equal to the difference between the market value of a share on the date of exercise minus the market value of a share on the date of grant. We shall pay the value owing to the grantee upon exercise in whole shares. No cash will be awarded upon exercise, and no fractional shares will be issued or delivered.

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

The fair value of SARs granted to employees were estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	-%	33.3%	31.7%	34.3%
Risk free interest rate	-%	4.9%	4.5%	4.7%
Expected dividends	-%	2.4%	2.8%	2.4%
Expected life (in years)	-	6.1	6.5	6.5
Weighted average fair value	$-	$11.48	$10.49	$10.80

There were no grants of SARs for the three months ended September 30, 2007.

The table below presents activity of SARs for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	56,161	$34.95
Changes during the period:
Granted	32,726	35.90
Forfeited	(8,701)	35.49
Outstanding at September 30, 2007	80,186	35.28

9.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Unrealized holding losses on available-for-sale investment securities	$(10,743)	$(15,422)
Pension liability adjustments	(9,031)	(9,853)
Tax benefit	7,915	10,130
Accumulated other comprehensive loss, net of tax	$(11,859)	$(15,145)

Components of comprehensive income for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net income	$9,107	$20,603	$50,258	$60,380
Unrealized gain (loss) on investment securities, net of taxes	5,871	7,216	2,793	(819)
Pension adjustments, net of taxes	165	-	493	-
Comprehensive income	$15,143	$27,819	$53,544	$59,561

10.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Interest cost	$446	$385	$1,338	$1,155
Expected return on assets	(560)	(505)	(1,680)	(1,515)
Amortization of unrecognized loss	264	226	792	678
Net periodic cost	$150	$106	$450	$318

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$140	$182	$420	$546
Interest cost	136	135	408	405
Amortization of unrecognized transition obligation	5	49	15	147
Amortization of prior service cost	5	4	15	12
Amortization of unrecognized (gain) loss	1	(12)	3	(36)
Net periodic cost	$287	$358	$861	$1,074

11.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income	$9,107	$20,603	$50,258	$60,380

Weighted average shares outstanding - basic	30,192	30,532	30,480	30,465
Dilutive effect of employee stock options and awards	186	306	227	325
Weighted average shares outstanding - diluted	30,378	30,838	30,707	30,790

Basic earnings per share	$0.30	$0.67	$1.65	$1.98
Diluted earnings per share	$0.30	$0.67	$1.64	$1.96

12.  SEGMENT INFORMATION

We have three reportable segments: Commercial Real Estate, Hawaii Market and Treasury. The segments reported are consistent with internal functional reporting lines. They are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills. The Commercial Real Estate segment includes construction and real estate development lending in Hawaii, California and Washington. The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services and retail brokerage services. A full range of deposit and loan products and various other banking services are offered. The Treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities.

The All Others category includes activities such as electronic banking, data processing and management of bank owned properties.

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial Real Estate	Hawaii Market	Treasury	All Others	Total
	(Dollars in thousands)

Three months ended September 30, 2007:
Net interest income	$44,853	$12,408	$(4,431)	$-	$52,830
Intersegment net interest income (expense)	(28,502)	20,418	2,164	5,920	-
Provision for loan losses	(20,270)	(930)	-	-	(21,200)
Other operating income	23	9,036	2,645	48	11,752
Other operating expense	(1,182)	(16,257)	(505)	(13,609)	(31,553)
Administrative and overhead expense allocation	(1,952)	(10,955)	(103)	13,010	-
Income taxes	3,139	(4,549)	(1,190)	(122)	(2,722)
Net income (loss)	$(3,891)	$9,171	$(1,420)	$5,247	$9,107

Three months ended September 30, 2006:
Net interest income	$40,762	$14,841	$(2,508)	$-	$53,095
Intersegment net interest income (expense)	(24,806)	18,568	97	6,141	-
Provision for loan losses	16	(316)	-	-	(300)
Other operating income	93	8,371	1,635	446	10,545
Other operating expense	(1,979)	(15,749)	(599)	(12,889)	(31,216)
Administrative and overhead expense allocation	(1,673)	(8,967)	(90)	10,730	-
Income taxes	(4,892)	(5,678)	(675)	(276)	(11,521)
Net income (loss)	$7,521	$11,070	$(2,140)	$4,152	$20,603

Nine months ended September 30, 2007:
Net interest income	$132,919	$37,335	$(10,854)	$-	$159,400
Intersegment net interest income (expense)	(82,872)	59,461	4,297	19,114	-
Provision for loan losses	(20,330)	(4,470)	-	-	(24,800)
Other operating income	104	27,401	6,850	87	34,442
Other operating expense	(4,773)	(50,197)	(1,719)	(36,671)	(93,360)
Administrative and overhead expense allocation	(5,543)	(27,267)	(631)	33,441	-
Income taxes	(7,080)	(14,669)	(2,922)	(753)	(25,424)
Net income (loss)	$12,425	$27,594	$(4,979)	$15,218	$50,258

Nine months ended September 30, 2006:
Net interest income	$112,923	$48,443	$(3,912)	$-	$157,454
Intersegment net interest income (expense)	(66,959)	52,025	(2,455)	17,389	-
Provision for loan losses	(71)	(1,279)	-	-	(1,350)
Other operating income	289	27,060	4,557	1,763	33,669
Other operating expense	(6,298)	(46,406)	(1,679)	(42,070)	(96,453)
Administrative and overhead expense allocation	(5,383)	(29,958)	(349)	35,690	-
Income taxes	(14,077)	(16,663)	(2,228)	28	(32,940)
Net income (loss)	$20,424	$33,222	$(6,066)	$12,800	$60,380

At September 30, 2007:
Investment securities	$-	$-	$849,105	$-	$849,105
Loans and leases (including loans held for sale)	2,202,618	1,901,306	-	-	4,103,924
Other	133,774	253,814	272,165	34,842	694,595
Total assets	$2,336,392	$2,155,120	$1,121,270	$34,842	$5,647,624

At December 31, 2006:
Investment securities	$-	$-	$898,358	$-	$898,358
Loans and leases (including loans held for sale)	2,058,257	1,814,416	-	-	3,872,673
Other	154,691	258,534	265,696	37,240	716,161
Total assets	$2,212,948	$2,072,950	$1,164,054	$37,240	$5,487,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Hawaii corporation and a bank holding company. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank. We refer to Central Pacific Bank herein as “our Bank” or “the Bank,” and when we say “the Company,” “we,” “us,” or “our” we mean the holding company on a consolidated basis with the Bank and our other consolidated subsidiaries.

Central Pacific Bank is a full-service community bank with 39 branches and more than 90 ATMs located throughout the State of Hawaii. The Bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The Bank also has four loan production offices serving customers in California and two loan production offices in the state of Washington.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level. We adjusted our Provision for loan and lease losses in the third quarter of 2007 in accordance with our risk assessment policies to account for an increase in exposure in the California residential construction market.

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

Financial Summary

Net income for the third quarter of 2007 was $9.1 million, or $0.30 per diluted share, down 55.8% from $20.6 million, or $0.67 per diluted share, for the third quarter of 2006. Net income for the first nine months of 2007 decreased 16.8% to $50.3 million, or $1.64 per diluted share, compared to $60.4 million, or $1.96 per diluted share, for the comparable prior year period. The decrease in net income for the third quarter and the first nine months of 2007 was due to the recording of a $21.2 million provision for loan and lease losses as the rapid deterioration in the California residential construction market resulted in the downgrade of twelve loans with exposure to this sector. Results for the first nine months of 2006 included an after-tax charge of $1.3 million, or $0.04 per diluted share, in retirement expenses for a former senior executive. We continually evaluate the sufficiency of our loan and lease provision and will continue to adjust it as conditions change.

The following table presents annualized returns on average assets, average shareholders' equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets which includes goodwill and core deposit premium. Average intangible assets were $322.3 million and $330.9 million for the three months ended September 30, 2007 and 2006, respectively, and $324.3 million and $333.0 million for the nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Return on average assets	0.65%	1.56%	1.22%	1.54%
Return on average shareholders' equity	4.80%	11.52%	8.84%	11.50%
Return on average tangible equity	8.35%	21.44%	15.45%	21.92%
Basic earnings per share	$0.30	$0.67	$1.65	$1.98
Diluted earnings per share	$0.30	$0.67	$1.64	$1.96

Material Trends

Hawaii’s economy is expected to maintain moderate growth for the rest of this year and into 2008, but at a slower rate than experienced over the last several years, according to the latest Department of Business and Economic Development and Tourism forecast. Personal income is forecasted to increase 5.8% for 2008, while total wage and salary jobs are forecasted to increase 1.5% in 2008. Real gross state product is expected to increase by 2.9% in 2007 and 2008, as compared to the 4.0% increase in 2005 and the 2.7% increase in 2006.

Based upon the latest data and near term outlook, visitor industry growth has been revised downward from the prior forecast. Total arrivals are expected to increase 1.5% in 2008, which is lower than the previous forecast. For the year 2007, through September, the decrease of total visitor days was 1.9%. In 2008, visitor days are expected to increase 1.6% and average daily spending is expected to increase 4.5% over the previous year.1

Hawaii real personal income is expected to increase 1.8% in 2007 and 1.9% in 2008, following a 0.5% increase in 2006. The state’s unemployment rate, which is the second lowest jobless rate in the nation, was 2.6% in August 2007. Stronger than expected growth in wage and salary jobs for the first half of 2007 has raised the forecast for this indicator to a 2.0 percent gain in 2007. This is up 0.2 percentage points from the May forecast. The job growth forecast for 2008 is unchanged at 1.5 percent.2

1    Hawaii State Department of Business, Economic Development & Tourism.
2    Ibid.

The rate of home resales in the Hawaii housing market is expected to slowdown through the remainder of 2007, which is similar to the slowdown evident in the national housing market. In September 2007, the number of single-family home resales on Oahu decreased by 29.0% while the median sales price increased by 4.8% from a year ago.3 Despite the anticipated slowdown in home resales, the Hawaii housing market is not expected to experience similar price declines as seen in the national housing market.

California is expected to enjoy continued moderate job growth in 2007, but at a slower pace than in 2006. California real personal income is expected to increase 5% in 2007, slightly lower than the predicted level of 5.3% for 2007 and following its 6.1% increase in 2006.4 However, California’s unemployment rate has increased to 5.6% in September 2007 from 4.6% in September 2006, suggesting a weakening in the economy.5

The residential real estate market in California has shown clear signs of weakness and has deteriorated rapidly since the previous quarter. The Central Valley and Inland Empire areas of California have been particularly hard hit and foreclosure rates continue to rise in those areas. In August 2007, the number of single-family home resales in California decreased 27.8% while the median sales price increased 2.0% from a year ago and in September 2007, home resales in California continued its downward trend as resales decreased 38.9% while the median sales price decreased by 4.7% from a year earlier.6 Single-family home resales for the remainder of 2007 are expected to remain soft, down 23.0% statewide from a year ago. The decline of the real estate market generally has been significantly worsened by recent events in the sub-prime and non-prime loan markets. Decreased affordability and the impact of tighter credit underwriting standards amid rising default rates in sub-prime and non-prime mortgages are expected to continue to impact housing growth through the remainder of 2007.

In October 2007, many regions of Southern California from north of Los Angeles to south of San Diego experienced multiple wildfires resulting in significant property damage and the evacuation of over five hundred thousand residents. A state of federal emergency was declared for the counties of Los Angeles, Orange, Riverside, San Bernadino, San Diego, Santa Barbara and Ventura, entitling them to federal disaster assistance under FEMA. As of September 30, 2007, we had approximately $1 billion in loans outstanding in California, the majority of which were secured by mortgaged properties. None of our borrowers in California have informed us to date that the mortgaged properties have been damaged by the wildfires, however, there can be no assurance that material damage to any mortgaged property in the affected region has not occurred or that future wildfires will not affect mortgaged property.

The Washington economy has recovered from the 2001 technology-related downturn and is expected to post solid gains in 2007. Washington real personal income slowed to 1.3% in the 2nd quarter of 2007, from 1.5% in the first quarter of 2007.7 Washington’s unemployment rate has decreased to 4.8% in September 2007 from 5.1% in September 2006.8

During the second quarter of 2007, the number of Washington home resales declined 5.2%, while the median sales price increased 8.1% from a year ago.9

As we have seen in the current quarter with the deteriorating market conditions of the California residential construction market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California, Washington and other markets we serve. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California residential construction market continues to deteriorate, or if the economic environment in Hawaii, California, Washington or other markets we serve suffer an adverse change such as a material decline in the real estate market, further declines in single-family home resales, or a material external shock, our results of operations may be negatively impacted.

3    Honolulu Board of Realtors.
4    California Department of Finance.
5    Bureau of Labor Statistics.
6    California Association of Realtors.
7    Washington State Economic and Revenue Forecast Council.
8    Bureau of Labor Statistics.
9    Washington Center for Real Estate Research.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, are expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2007 and 2006 is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$6,362	5.14%	$82	$6,537	4.77%	$79
Federal funds sold & securities purchased
under agreements to resell	9,761	5.10	125	2,332	5.26	31
Taxable investment securities (1)	726,971	4.66	8,469	797,742	4.33	8,639
Tax-exempt investment securities (1)	152,714	5.41	2,066	135,519	5.58	1,888
Loans and leases, net of unearned income (2)	4,025,552	7.73	78,325	3,722,846	7.73	72,444
Federal Home Loan Bank stock	48,797	0.60	73	48,797	-	-
Total interest earning assets	4,970,157	7.13	89,140	4,713,773	7.01	83,081
Nonearning assets	604,942			573,797
Total assets	$5,575,099			$5,287,570

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$437,150	0.13%	$139	$424,611	0.13%	$136
Savings and money market deposits	1,216,407	2.06	6,321	1,170,817	1.68	4,969
Time deposits under $100,000	621,215	3.91	6,127	578,530	3.17	4,628
Time deposits $100,000 and over	1,018,347	4.60	11,798	878,472	4.26	9,422
Short-term borrowings	22,279	5.39	302	85,843	5.65	1,221
Long-term debt	816,761	5.29	10,900	735,814	4.83	8,949
Total interest-bearing liabilities	4,132,159	3.42	35,587	3,874,087	3.00	29,325
Noninterest-bearing deposits	599,995			613,886
Other liabilities	84,128			84,285
Shareholders' equity	758,817			715,312
Total liabilities and shareholders' equity	$5,575,099			$5,287,570

Net interest income			$53,553			$53,756

Net interest margin		4.29%			4.54%

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$4,063	5.14%	$156	$9,595	4.26%	$306
Federal funds sold & securities purchased
under agreements to resell	6,304	5.18	244	2,384	4.75	85
Taxable investment securities (1)	734,260	4.75	26,140	800,546	4.37	26,260
Tax-exempt investment securities (1)	153,973	5.42	6,263	135,516	5.79	5,880
Loans and leases, net of unearned income (2)	3,970,276	7.79	231,561	3,651,835	7.49	204,603
Federal Home Loan Bank stock	48,797	0.53	195	48,797	-	-
Total interest earning assets	4,917,673	7.19	264,559	4,648,673	6.81	237,134
Nonearning assets	593,007			580,529
Total assets	$5,510,680			$5,229,202

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$437,345	0.13%	$418	$426,299	0.13%	$428
Savings and money market deposits	1,218,547	2.06	18,773	1,129,638	1.38	11,667
Time deposits under $100,000	629,146	3.85	18,114	580,574	2.90	12,598
Time deposits $100,000 and over	966,326	4.58	33,068	858,420	3.85	24,731
Short-term borrowings	27,037	5.49	1,110	51,302	5.30	2,035
Long-term debt	797,665	5.28	31,484	754,295	4.64	26,163
Total interest-bearing liabilities	4,076,066	3.38	102,967	3,800,528	2.73	77,622
Noninterest-bearing deposits	589,518			642,502
Other liabilities	87,179			85,970
Shareholders' equity	757,917			700,202
Total liabilities and shareholders' equity	$5,510,680			$5,229,202

Net interest income			$161,592			$159,512

Net interest margin		4.39%			4.58%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income of $53.6 million for the third quarter of 2007 decreased by $0.2 million, or 0.4%, from $53.8 million in the third quarter of 2006. For the first nine months of 2007, net interest income increased by $2.1 million, or 1.3% to $161.6 million from the comparable prior year period. The decrease in net interest income for the third quarter of 2007 was a result of increases in average interest-bearing liabilities and the average rates paid on these liabilities rising at a faster pace than the average yields earned on average interest earning assets. The increase in net interest income for the first nine months of 2007 was primarily the result of increases in average interest earning assets and average yields, partially offset by increases in funding costs as both average interest-bearing liabilities and average rates increased from the comparable prior year periods.

Total average interest earning assets increased to $5.0 billion in the third quarter of 2007, up from $4.7 billion in the third quarter of 2006. During the first nine months of 2007, total average interest earning assets increased to $4.9 billion from $4.6 billion in the comparable prior year period. The increase in total average interest earning assets for the third quarter and first nine months of 2007 was primarily driven by an increase in average loans and leases. The average yield on interest earning assets increased slightly by 12 basis points (“bp”) to 7.13% in the third quarter of 2007 from the third quarter of 2006, while the average yield for the first nine months of 2007 increased by 38 bp to 7.19%.

Total average interest-bearing liabilities in the third quarter of 2007 increased by $258.1 million, or 6.7%, when compared to the third quarter of 2006, while average interest-bearing liabilities for the first nine months of 2007 increased by $275.5 million, or 7.2%, from the comparable prior year period. The average interest rate on average interest-bearing liabilities increased by 42 bp to 3.42% in the third quarter of 2007 from the third quarter of 2006, while the average interest rate for the first nine months of 2007 increased by 65 bp to 3.38% from the comparable prior year period.

Taxable-equivalent interest income of $89.1 million for the third quarter of 2007 increased by $6.1 million, or 7.3%, from the third quarter of 2006, while taxable-equivalent interest income of $264.6 million for the first nine months of 2007 increased by $27.4 million, or 11.6%, from the comparable prior year period. The current quarter increase in taxable-equivalent interest income was primarily due to the increase in average loans and leases while the increase in taxable-equivalent interest income for the first nine months of 2007 was attributable to increases in both average loans and leases and average yields.

Average loans and leases increased by $302.7 million during the current quarter when compared to the third quarter of 2006, contributing to $5.9 million of the current quarter increase in taxable-equivalent interest income. The average yield on loans and leases during the current quarter remained unchanged from the third quarter of 2006. Average loans and leases for the first nine months of 2007 increased to $4.0 billion from $3.7 billion in the comparable prior year period, contributing to $17.9 million of the current year-to-date increase in taxable-equivalent interest income, while the average yield increased by 30 bp, contributing to $8.2 million of the current year-to-date increase in taxable-equivalent interest income. The increase in average loans and leases for the current quarter and the first nine months of 2007 was indicative of the measured growth in our real estate construction and commercial mortgage loan portfolios.

Taxable-equivalent interest expense of $35.6 million for the third quarter of 2007, increased by $6.3 million, or 21.4%, from the comparable quarter one year ago, while taxable-equivalent interest expense of $103.0 million for the first nine months of 2007 increased by $25.3 million, or 32.7%, from the comparable prior year period. The increase in interest expense was attributable to increases in average interest-bearing deposit balances and the rates paid on those balances.

Average interest-bearing deposits increased by $240.7 million during the current quarter when compared to the third quarter of 2006, and accounted for $1.5 million of the total increase in interest expense for the third quarter of 2007. The average interest rate paid on deposits during the third quarter of 2007 increased by 45 bp to 2.94%, and contributed to $3.4 million of the increase in interest expense for the current quarter. Average interest-bearing deposits during the first nine months of 2007 increased by $256.4 million from the comparable prior year period, and accounted for $4.2 million of the total increase in interest expense for the related period. The average interest rate paid on deposits during the first nine months of 2007, increased by 69 bp to 2.9% from the comparable prior period, resulting in an increase in interest expense of $15.5 million for the related period. The increase in the average interest rate paid on deposits was attributable to a continuing shift in our deposit base from non-interest bearing demand deposit accounts to higher rate time deposit accounts and increased pricing pressures as we continue to compete for deposits with other local financial institutions, internet-based financial services companies and other financial services companies located outside of Hawaii.

The net interest margin was 4.29% for the third quarter of 2007 compared to 4.54% for the third quarter of 2006, while the net interest margin for the first nine months of fiscal 2007 was 4.39% compared to 4.58% for the comparable prior year period. The compression in our net interest margin was primarily due to the increase in our funding costs as we continue to experience a shift in our deposit base from non-interest bearing demand deposit accounts to higher rate time deposit accounts.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Nonperforming Assets
Nonaccrual loans:
Commercial, financial and agricultural	$818	$3,934
Real estate:
Construction	29,596	-
Mortgage-residential	118	5,024
Mortgage-commercial	293	-
Total nonperforming assets	30,825	8,958

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	501	88
Real estate:
Mortgage-residential	115	364
Consumer	286	457
Total accruing loans delinquent for 90 days or more	902	909

Restructured loans still accruing interest:
Total restructured loans still accruing interest	-	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$31,727	$9,867

Total nonperforming assets as a percentage of loans and other real estate	0.75%	0.23%

Total nonperforming assets and accruing loans delinquent for 90
days or more as a percentage of loans and other real estate	0.78%	0.25%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a
percentage of loans and other real estate	0.78%	0.25%

Nonperforming assets, which includes nonaccrual loans and leases, foreclosed real estate and other nonperforming investments, totaled $30.8 million at September 30, 2007, compared to $9.0 million at fiscal 2006 year-end. The increase in nonperforming assets from year-end 2006 was primarily a result of three residential construction loans totaling $29.6 million being placed on nonaccrual status during the third quarter of 2007. The increase was partially offset by the payoff of a $4.8 million nonaccrual residential mortgage loan and the charge-off of $2.9 million in commercial loans from a single borrower in the first quarter of 2007.

The three residential construction loans that were recently placed on nonaccrual status were originated in California and secured by land. One loan for $15.0 million was originated during the first half of 2005 and two loans totaling $14.6 million were originated during the first half of 2006. Land values associated with these loans have declined and guarantor liquidity has diminished. In accordance with our credit policies and procedures, we have established specific reserves of $13.8 million as of September 30, 2007 to cover our loss exposure for these three outstanding balances. We continually update our valuation of the underlying collateral securing each loan and will adjust our reserves accordingly. If the real estate market continues to decline, we expect to establish increased reserves to cover any additional losses we may have.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Allowance for loan and lease losses:
Balance at beginning of period	$51,409	$52,914	$52,280	$52,936

Provision for loan and lease losses	21,200	300	24,800	1,350

Charge-offs:
Commercial, financial and agricultural	14	127	3,573	496
Real estate:
Mortgage-residential	-	-	358	-
Consumer	821	1,138	2,582	3,084
Leases	-	1	-	19
Total charge-offs	835	1,266	6,513	3,599

Recoveries:
Commercial, financial and agricultural	260	112	319	229
Real estate:
Construction	-	-	7	-
Mortgage-residential	15	37	210	79
Mortgage-commercial	3	3	9	9
Consumer	465	506	1,403	1,599
Leases	-	5	2	8
Total recoveries	743	663	1,950	1,924

Net charge-offs	92	603	4,563	1,675

Balance at end of period	$72,517	$52,611	$72,517	$52,611

Annualized ratio of net charge-offs to average loans	0.01%	0.06%	0.15%	0.06%

During the third quarter of 2007, our credit risk position was negatively impacted by the deterioration in the California residential construction market. California home sale activity has dropped dramatically in August and September of 2007 in large part due to the tightening of lending standards resulting from the nationwide increase in subprime mortgage defaults and foreclosures. Slowing home sales resulted in a noticeable slowing of absorption rates during the third quarter of 2007. With absorption rates slowing, some of our borrowers are finding it increasingly difficult to repay amounts due on their outstanding balances as they primarily rely on the proceeds received from the sales of homes to repay their loans.

Further impacting some of our borrowers was the fact that several national homebuilders announced significant discounts on home prices in September 2007 in an attempt to move unsold inventory. This announcement further depressed home values, and in turn, further contributed to declining collateral values and slowing absorption rates. These problems have been compounded by diminishing guarantor liquidity for some of our borrowers with exposure to this market.

As a result of the aforementioned market conditions that unfolded in August and September of 2007, our internal credit reviews required us to downgrade 12 loans to, and within, our criticized risk rating categories. The outstanding principal balance of these loans aggregated $92.0 million and was comprised of five residential construction loans totaling $54.4 million in Sacramento and the Inland Empire; four residential tract projects totaling $24.6 million in Contra Costa, Inland Empire, and Bakersfield; one land loan for mixed use development of $8.0 million; and two land loans totaling $5.0 million in Washington. Of these loans, two loans totaling $18.5 million were originated during the first half of 2005, four loans totaling $34.9 million were originated during the second half of 2005, four loans totaling $13.5 million were originated during the first half of 2006, and two loans totaling $25.1 million were originated during the second half of 2006.

In addition to the downgrade of these 12 loans, our credit policies and procedures also required us to increase the loan loss factors assigned to outstanding balances with direct exposure to the California residential market and increase the amount of specific reserves established for four California residential construction loans to three borrowers with an outstanding principal balance of $32.2 million.

The downgrade of the aforementioned loans, the increase in our California residential construction loan loss factor, and the increase to our specific reserves described above resulted in us having to increase our Provision to $21.2 million for the third quarter of 2007. We believe this increase was necessary to maintain the adequacy of the Allowance given the current credit risk inherent in our loan portfolio and the current risk composition of our outstanding balances.

We will continue to monitor our exposure to the California residential real estate market.  Further deterioration in this market, or any other market that we serve, would require us to increase our Allowance, increase our Provision, and may result in increased net charge-offs.

The Allowance, expressed as a percentage of total loans, was 1.8% at September 30, 2007 compared to 1.4% at year-end 2006. Any further economic deterioration in the areas we serve would adversely affect the borrowers' ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and the Provision.

Net charge-offs totaled $0.1 million and $4.6 million for the third quarter and first nine months of 2007, respectively, compared to $0.6 million and $1.7 million for the comparable prior year periods, respectively. The increase in charge-offs for the first nine months of 2007 was primarily attributed to commercial loan charge-offs from a single borrower totaling $2.9 million in the first quarter of 2007. The annualized ratio of net charge-offs to average loans was 0.01% and 0.15% for the three and nine months ended September 30, 2007, respectively, compared to 0.06% for the same periods in 2006.

As of September 30, 2007, there were four impaired loans to three borrowers totaling $32.2 million, compared to ten impaired loans to four borrowers totaling $6.9 million at year-end 2006. Impaired loans at September 30, 2007 are primarily collateralized by real estate. Outstanding balances of impaired loans in excess of estimated collateral values have been fully reserved for in our Allowance.

Other Operating Income

Total other operating income of $11.8 million for the third quarter of 2007 increased by $1.2 million, or 11.4%, from the comparable quarter one year ago. The increase was largely due to increases in income from bank-owned life insurance of $0.8 million and gains on sales of loans of $0.4 million. The increase in income from bank-owned life insurance was primarily the result of $0.6 million in net death benefits recognized during the third quarter of 2007, while the increase in gains on sales of loans was reflective of the increase in loan origination activity experienced in the third quarter of 2007. Several factors have lead to the increased loan origination activity, including our establishment of strategic alliances with real estate brokers and developers that provide additional loan origination opportunities and decreased competition as several national lenders have recently exited the Hawaii market.

For the first nine months of 2007, total other operating income of $34.4 million increased by $0.8 million, or 2.3%, over the comparable prior year period. The increase was primarily due to increases in income from bank-owned life insurance of $1.3 million and other service charges and fees of $1.1 million, partially offset by a decrease in other miscellaneous income of $1.3 million. The aforementioned recognition of net death benefits during fiscal 2007 has contributed to the increase in income from bank-owned life insurance, while an increase in investment service fees has driven the increase in other service charges and fees. The decrease in other miscellaneous income was attributable to the closing of our Datatronix subsidiary late in fiscal 2006.

Other Operating Expense

Total other operating expense was $31.6 million for the third quarter of 2007, up $0.3 million or 1.1% from the comparable quarter one year ago. Miscellaneous operating expense increased by $1.2 million due to a $0.8 million reduction in the reserve for unfunded commitments recognized in the third quarter of 2006 and increased amortization expense of $0.3 million related to our high technology investments in the third quarter of 2007. The decrease in salaries and employee benefits of $1.2 million during the current quarter was attributable to lower bonus accrual expense recorded in the third quarter of 2007.

For the first nine months of 2007, total other operating expense of $93.4 million decreased by $3.1 million, or 3.2%, from the same period last year. The decrease in other operating expense was primarily due to the reversal of certain incentive compensation accruals totaling $1.8 million recorded in the first quarter of 2007 and $2.2 million in retirement expenses for a former senior executive recorded in the first quarter of 2006, partially offset by an increase in miscellaneous operating expenses of $0.9 million primarily due to the aforementioned reduction in the reserves for unfunded commitments recognized in fiscal 2006.

Given the current economic conditions under which we operate, we expect to continue to tightly manage our operating expenses and anticipate expenses for the remainder of 2007 to remain relatively consistent with current levels.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2007 was 23.0% and 33.6%, respectively, compared to 35.9% and 35.3% for the comparable prior year periods, respectively. The current quarter decrease was due to the disproportionate recognition of federal and state tax credits compared to taxable income in the current quarter in comparison to the comparable prior year period. Factors that may affect the effective tax rate for 2007 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of federal and state tax credits available to offset future taxable income.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in our contractual obligations since December 31, 2006.

In addition to our previously disclosed contractual obligations, FIN 48 tax liabilities were $6.9 million at September 30, 2007. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

Financial Condition

Total assets at September 30, 2007 grew to $5.6 billion, increasing by $160.4 million or 2.9% compared to year-end 2006.

Loans and leases, net of unearned income, grew to $4.1 billion, increasing by $226.5 million or 5.9% over year-end 2006. The increase was primarily attributable to increases in our residential and commercial real estate mortgage portfolios and our commercial construction portfolio, partially offset by a decrease in our commercial, financial and agricultural loan portfolio. Our mainland loan production offices contributed approximately 44% of our total loan growth during the first nine months of 2007, while our Hawaii lending activity contributed the remaining 56%.

Total deposits at September 30, 2007 grew to $3.9 billion, increasing by $97.8 million over year-end 2006. Noninterest-bearing deposits at September 30, 2007 decreased by $30.4 million, or 4.6%, from fiscal 2006 year-end, while interest-bearing deposits increased by $128.2 million, or 4.0%. The decrease in noninterest-bearing deposits and increase in interest-bearing deposits reflects a continued shift in customer activity from noninterest-bearing deposits into higher-rate time deposits as customers have become increasingly interest rate sensitive.

We remain committed to growing our customer deposit base by focusing our sales and marketing efforts on our premier product, the Exceptional Checking and Savings accounts, as well as by offering periodic certificate of deposit specials. We are also continually looking for ways to provide our customers with innovative products and solutions. In April 2007, we launched our Remote Deposit Central product which allows our commercial customers to deposit checks remotely from the comfort of their office or home office without having to visit our branches. In October 2007, we launched another new product called Choice Checking. Choice Checking is a checking account that allows customers to earn a CD-like interest rate if certain requirements are met.  In addition to the attractive rate, there are no minimum balance requirements, no monthly service fees and surcharge fees charged by ATMs nationwide are reimbursed.

Capital Resources

Shareholders' equity was $744.0 million at September 30, 2007, compared to $738.1 million at year-end 2006. Book value per share at September 30, 2007 was $24.87 compared to $24.04 at year-end 2006.

On July 25, 2007, the Company’s board of directors declared a third quarter cash dividend of $0.25 per share, an increase of 8.7% over the $0.23 per share dividend declared in the third quarter of 2006. For the first nine months of 2007, dividends declared totaled $0.73 per share, an increase of 12.3% over the $0.65 per share declared in the first nine months of 2006.

In April 2006, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2006 Repurchase Plan”). The 2006 Repurchase Plan remained in effect through April 26, 2007.

On April 26, 2007, the Company’s board of directors authorized the repurchase and retirement of up to 600,000 shares under a plan that will remain in effect through April 30, 2008 (the “2007 Repurchase Plan”). On July 25, 2007, the Company’s board of directors authorized the repurchase of an additional 1,500,000 shares under the 2007 Repurchase Plan. The repurchase authorization under the 2007 Repurchase Plan rescinded the planned repurchase of any remaining shares under the Company’s 2006 Repurchase Plan.

During the nine months ended September 30, 2007, we repurchased and retired a total of 973,700 shares of common stock for approximately $31.1 million under the 2006 and 2007 Repurchase Plans. At September 30, 2007, a total of 1,182,300 shares remained authorized for repurchase under the 2007 Repurchase Plan.

We have five statutory trusts: CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. The statutory trusts are not consolidated in the consolidated financial statements as of September 30, 2007. However, the Federal Reserve Board (the “FRB”) has determined that certain cumulative preferred securities, such as the trust preferred securities issued by the capital and statutory trusts, qualify as minority interest, and are included in the calculation of Tier 1 capital up to 25% of total risk-based capital with the excess includable as Tier 2 capital.

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

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At September 30, 2007:
Leverage capital	$562,494	10.7%	$209,847	4.0%	$262,309	5.0%
Tier 1 risk-based capital	562,494	12.1	186,193	4.0	279,289	6.0
Total risk-based capital	620,880	13.3	372,386	8.0	465,482	10.0

At December 31, 2006:
Leverage capital	$553,254	10.9%	$202,538	4.0%	$253,173	5.0%
Tier 1 risk-based capital	553,254	12.3	179,292	4.0	268,939	6.0
Total risk-based capital	608,192	13.6	358,585	8.0	448,231	10.0

Central Pacific Bank
At September 30, 2007:
Leverage capital	$552,637	10.5%	$210,882	4.0%	$263,602	5.0%
Tier 1 risk-based capital	552,637	11.9	185,778	4.0	278,668	6.0
Total risk-based capital	610,895	13.2	371,557	8.0	464,446	10.0

At December 31, 2006:
Leverage capital	$526,228	10.4%	$203,325	4.0%	$254,157	5.0%
Tier 1 risk-based capital	526,228	11.8	178,769	4.0	268,154	6.0
Total risk-based capital	581,166	13.0	357,538	8.0	446,923	10.0

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

During the first nine months of 2007, loan growth exceeded deposit growth and was funded from a variety of sources, including proceeds from maturities of investment securities, increases in deposits and secondary funding sources such as the Federal Home Loan Bank of Seattle (“FHLB”). The Bank is a member of, and maintained a $1.4 billion line of credit with, the FHLB as of September 30, 2007, of which $756.4 million was outstanding.

We believe that our current sources of funding are adequate to meet our liquidity needs for the near term.

Anti-Money Laundering Initiatives and the USA Patriot Act

In November 2006, Central Pacific Bank agreed to a cease and desist order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”). The Order requires the Bank to take steps to improve its Bank Secrecy Act (“BSA”) program, including detecting, monitoring and reporting large currency transactions and suspicious activity. The Bank has implemented numerous improvements to address the requirements of the Order with regulatory guidance. The Bank's improvements to its BSA program include a new automated system for detecting, monitoring and reporting large currency transactions and suspicious activity. The Bank believes its improved BSA program satisfies the requirements of the Order. The FDIC and DFI are currently reviewing the Bank's improved BSA program, and the Bank is awaiting the outcome of that regulatory review.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2007 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 1A. Risk Factors

The following risk factors have been updated from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

As we have seen in the current quarter with the deteriorating market conditions of the California residential construction market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California, Washington and other markets we serve. Approximately 84% of our loan portfolio as of September 30, 2007 was comprised of loans primarily collateralized by real estate, 66% of these loans are concentrated in Hawaii, 30% in California and 4% in Washington. The continued deterioration of the California residential construction market, deterioration of the economic environment in Hawaii, California, Washington or other markets we serve, including a material decline in the real estate market, further declines in single-family home resales, or a material external shock, will significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, we expect that our profitability would be negatively impacted by an adverse change in the real estate market.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 34% of our real estate loan portfolio as of September 30, 2007 was comprised of construction loans. Fifty-two percent of these construction loans are in California, 41% are in Hawaii and the remaining 7% are in Washington. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget and the successful sale of the completed project. If a borrower is unable to complete a construction project, or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. The continued decline in the California real estate market or a deterioration of the real estate market in any market we serve is likely to damage the marketability of these projects, as a result, we may incur loan losses which will adversely affect our profitability.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. We recently increased our loan loss provision and our current allowance many not be sufficient. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based, in part, on:

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

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient. We have made adjustments and additional adjustments may continue to be necessary if the local or national real estate markets continue their deterioration. Material additions to the allowance would materially decrease our net income. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters such as wildfires, tsunamis and earthquakes, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2007 through July 31, 2007	72,000	$31.62	72,000	1,728,200
August 1, 2007 through August 31, 2007	296,800	29.64	296,800	1,431,400
September 1, 2007 through September 30, 2007	249,100	31.38	249,100	1,182,300

(1)
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5)(15)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)

10.4	The Registrant's 1997 Stock Option Plan, as amended (6)(15)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)

10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)

10.15	Form of Restricted Stock Award Agreement (8)(15)

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)

10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (15) (18)

Exhibit No.	Document

10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517).

10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (19).

14.1	The Registrant’s Code of Conduct and Ethics (17)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith.

** Furnished herewith.

(1)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2006.

(3)	Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(4)	Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

5)	Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)	Filed as Exhibits 10.8 and 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)	Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(8)	Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(9)	Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(10)	Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 9, 2007	/s/ Clint Arnoldus
Clint Arnoldus
President and Chief Executive Officer

Date: November 9, 2007	/s/ Dean K. Hirata
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