Form 10-K
period 2007-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2008-02-29
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2007
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

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $943,695,000. As of January 31, 2008, the number of shares of common stock of the registrant outstanding was 28,757,998 shares.

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

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases and in oral and written statements made by or with the approval of us that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•
Local, regional, national and international economic conditions and events (including natural disasters such as wildfires, tsunamis and earthquakes) and the impact they may have on us and our customers and our assessment of that impact;

•	Changes in the economy affecting real estate values;

•	Oversupply of inventory and continued slowing in the California real estate market;

•	A significant portion of our loan portfolio consists of construction loans and any slowdown in construction activity may materially and negatively affect our business;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing assets and charge-offs;

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”);

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Long-term negative trends in our market capitalization;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Political instability;

•	Acts of war or terrorism;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowings and savings habits;

•	Technological changes;

•	Acquisitions and integration of acquired businesses;

•	The ability to increase market share and control expenses;

•	Changes in the competitive environment among financial holding companies and other financial service providers;

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

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

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956 (as amended), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization, and its predecessor entity was incorporated in the state of Hawaii on January 15, 1954.

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. & Subsidiaries (consolidated). When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis, and we refer to Central Pacific Bank herein as our bank or the bank.

In October 2007, we closed our two loan production offices in the state of Washington. This decision was based on an evaluation of the future growth prospects for this area and our belief that exiting this market will allow us to better focus our efforts on the Hawaii and California markets.

Through our bank and its subsidiaries, we offer full-service commercial banking with 38 bank branches and more than 95 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have a total of 32 branches on the island of Oahu. In addition, we operate three branches on the island of Maui, one branch on the island of Kauai and two branches on the island of Hawaii. We also have four loan production offices serving customers in California. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service community bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans and consumer loans. We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in Hawaii and California, including the strength of the real estate market, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. For more information about the regulation of our holding company and bank, see “Supervision and Regulation.”

We are committed to maintaining a premier, relationship-based community bank in Hawaii that serves the needs of small to medium-sized businesses and the owners and employees of those businesses. In addition, we provide geographic diversification of our credit risk through our loan production offices in California. The strategy for serving our target markets is the delivery of a finely focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of commercial and consumer loan products, including commercial real estate and construction loans, residential mortgage loans, commercial loans and lines of credit, and consumer loans and lines of credit.

Through our bank, we concentrate our lending activities in four principal areas:

(1)
Commercial Real Estate Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as industrial, warehouse, general office, retail, health care, religious and multi-family dwellings. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve. Additionally, liquidation of the collateral is available as a secondary source of repayment.

We have teams of highly experienced officers in Hawaii and California who specialize in commercial real estate lending and have long-established relationships with major real estate developers.

(2)
Construction Lending.  Construction lending encompasses the financing of both residential and commercial construction projects. Residential projects include the construction of single-family residential developments, apartment buildings and condominiums, while commercial projects include the construction of office buildings, warehouses and retail complexes. Our underwriting standards for residential construction projects generally require minimum pre-sale contracts, maintenance of appropriate reserves and demonstrated experience with previous development projects. We generally consider projected net cash flows, market feasibility, borrower net worth and experience, as well as collateral value as the primary factors in underwriting commercial construction projects.

As with our commercial real estate lending model, our staff of highly experienced officers specialize in construction lending and maintain close relationships with major real estate developers in all of our markets.

(3)
Residential Mortgage Lending.  Residential mortgage loans include both fixed and adjustable-rate loans primarily secured by single-family owner-occupied residences. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $248,000, readily marketable collateral and a historically stable residential real estate market, credit losses on residential mortgages had been minimal during the past several years. However, current changes in interest rates and other market factors have impacted, and future changes may continue to impact the marketability of collateral and thus the level of credit risk inherent in the portfolio.

Since our August 2005 acquisition of Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc., we have grown our market position in the residential mortgage arena with dedicated mortgage lending specialists on all major islands in Hawaii.

(4)
Commercial Lending and Leasing.  Loans in this category consist primarily of term loans, lines of credit and equipment leases to small and middle-market businesses and professionals in the state of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, collateral and personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank, with $4.0 billion in deposits, was the fourth-largest depository institution in the state of Hawaii at December 31, 2007.

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

Our loan production offices in California likewise face strong competition in the commercial real estate lending sector. Competitors range from large national banks to regional and community banks. Nonbanks, including brokerage firms, conduits and insurance companies, also compete for commercial real estate lending business. Some of these competitors compete by pricing aggressively and by lowering their underwriting standards. To mitigate these competitive pressures and credit risks, we rely upon our teams of experienced commercial real estate lenders and outside consultants to guide our lending approach. For further discussion of factors affecting our operations in California, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 84% of our loan portfolio held for investment at December 31, 2007 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.” Our business activities are currently focused primarily in Hawaii and California. Consequently, our results of operations and financial condition are affected by the general economic trends in Hawaii and California, particularly in the commercial and residential real estate markets. While during periods of economic strength, the real estate market and the real estate industry typically perform well, during periods of economic weakness, they typically slow down. In 2007, the weakening of the real estate industry, as a result of market interest rates and other economic conditions, adversely impacted the performance of our real estate loan portfolio in California.

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

Central Pacific Bank or its wholly-owned subsidiary, Central Pacific HomeLoans, Inc., also owns 50% of the following Hawaii limited liability corporations: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC; Hawaii Resort Lending, LLC and Laulima Financial, LLC.

Supervision and Regulation

Set forth below is a description of the significant elements of the laws and regulations applicable to us and our bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our bank could have a material effect on our business.

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

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination and regulation by the State of Hawaii Division of Financial Institutions (“DFI”) and the FDIC. The bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The DFI separately enjoys many of the same remedial powers.

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

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

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

Dividends

The principal source of Central Pacific Financial Corp.’s cash revenues is from dividends from its subsidiary bank. The ability of our subsidiary bank to pay dividends or make other capital distributions to us is subject to the Hawaii state law that prohibits a state-chartered bank from declaring or paying dividends greater than its retained earnings. As of December 31, 2007, Central Pacific Bank’s retained earnings totaled $216.9 million. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. As of December 31, 2007, the total risk-based capital maintained by Central Pacific Bank in excess of minimum capital requirements was $204.3 million.

Affiliate Transactions

There are various restrictions on the ability of the holding company and its non-bank subsidiaries to borrow from and engage in certain other transactions with our subsidiary bank. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the holding company or its non-bank subsidiaries, to 10% of our subsidiary bank’s capital stock and surplus, and, as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of our subsidiary bank’s capital stock and surplus.

Federal law also provides that extensions of credit and other transactions between our subsidiary bank and the holding company or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to our subsidiary bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Source of Strength Doctrine

FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, we are expected to commit resources to support our subsidiary bank, including at times when we may not be in a financial position to provide it. Any capital loan by a bank holding company to any of its subsidiary banks is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The FDIC and the DFI have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers depending on type:

•
Core Capital (Tier 1).  Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for possible loan losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

We, like other bank holding companies, are required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, it’s Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, it's leverage ratio must be at least 5.0%. The FRB has not advised Central Pacific of any specific minimum leverage ratio applicable to it.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to or deemed to be in a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2007, our capital ratios and the capital ratios of our bank exceeded the minimum thresholds for a “well-capitalized” institution. The following table sets forth actual and required capital ratios as of December 31, 2007 and 2006:

			Minimum required for		Minimum required to
	Actual		capital adequacy purposes		be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2007:
Tier 1 risk-based capital	$535,670	11.5%	$187,049	4.0%	$280,574	6.0%
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0
Leverage capital	535,670	9.8	218,477	4.0	273,096	5.0
As of December 31, 2006:
Tier 1 risk-based capital	$552,141	12.3%	$179,248	4.0%	$268,872	6.0%
Total risk-based capital	607,079	13.6	358,496	8.0	448,120	10.0
Leverage capital	552,141	10.9	202,494	4.0	253,117	5.0
Central Pacific Bank
As of December 31, 2007:
Tier 1 risk-based capital	$518,923	11.1%	$186,743	4.0%	$280,115	6.0%
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0
Leverage capital	518,923	9.5	218,143	4.0	272,679	5.0
As of December 31, 2006:
Tier 1 risk-based capital	$525,115	11.8%	$178,724	4.0%	$268,087	6.0%
Total risk-based capital	580,053	13.0	357,449	8.0	446,811	10.0
Leverage capital	525,115	10.3	203,281	4.0	254,101	5.0

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

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A,” would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach.

The comment periods for both of the agencies’ notices of proposed rulemakings expired on March 26, 2007. The agencies have indicated their intent to have the new requirements first become effective in 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

The Company is not an internationally active banking organization and does not expect to opt-in to the A-IRB provisions once they become effective.

Deposit Insurance

Substantially all of the deposits of our bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Our bank subsidiary paid no insurance assessments on these deposits during the most recent semi-annual period. However, in November 2006, the FDIC issued a final rule that became effective on January 1, 2007 that creates a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopts a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in increased annual assessments on deposits of our bank subsidiary of 5 to 7 cents for each $100 of domestically held deposits. An FDIC credit for prior contributions is expected to offset the assessment for 2007 and may offset a portion of the assessment for 2008. Significant increases in the insurance assessments our bank subsidiary pays will increase our costs once the credit is utilized or otherwise disposed of.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and in some circumstances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

In November 2006, Central Pacific Bank agreed to a cease and desist order (the “Order”) with the FDIC and the DFI. The Order required the bank to take steps to improve its Bank Secrecy Act (“BSA”) program including detecting, monitoring and reporting large currency transactions and suspicious activity. Since receiving the order, the bank has implemented numerous improvements to address the requirements of the Order with regulatory guidance. The bank’s improvements to its BSA program included a new automated system designed to detect, monitor and report large currency transactions and suspicious activity. In November 2007, the bank was successful in having the Order terminated by the FDIC and DFI.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation will be enacted, and if enacted, the effect that it or any implementing regulations would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business.

Employees

At January 31, 2008, we employed 1,085 persons, 1,021 on a full-time basis and 64 on a part-time basis. We are not a party to any collective bargaining agreement.

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

Also posted on our website and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

If any of the following risks actually occurs, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose all or part of your investment.

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

Changes in economic conditions, in particular an economic slowdown in Hawaii or a continued slowdown in California, could materially hurt our business.

Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The current deterioration in economic conditions in the United States generally, and any economic slowdown in Hawaii or a continued slowdown in California given the concentration of our loan portfolio in the region, could result in the following consequences, any of which could materially hurt our business:

•	Loan delinquencies may continue to increase;

•	Problem assets and foreclosures may continue to increase leading to more loan charge-offs;

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may continue to decrease; and

•
Collateral for loans made by us, especially involving real estate, may continue to decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

A large percentage of our loans are collateralized by real estate and an adverse change in the real estate market may result in losses and adversely affect our profitability.

As we have seen in the last half of 2007 with the deteriorating market conditions of the California residential construction market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California and other markets we serve. Approximately 84% of our loan portfolio as of December 31, 2007 was comprised of loans primarily collateralized by real estate, 66% of these loans are concentrated in Hawaii, 30% in California and 4% in Washington. The continued deterioration of the California residential construction market, deterioration of the economic environment in Hawaii, California or other markets we serve, including a material decline in the real estate market, further declines in single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, we expect that our profitability would be negatively impacted by an adverse change in the real estate market.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 35% of our real estate loan portfolio as of December 31, 2007 was comprised of construction loans. Fifty-one percent of these construction loans are in California, 42% are in Hawaii and the remaining 7% are in Washington. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. The continued decline in the California real estate market or a deterioration of the real estate market in any market we serve is likely to damage the marketability of these projects, as a result, we may incur loan losses which will adversely affect our profitability. We have had to increase our provision for loan and lease losses substantially over the latter part of 2007 and may have to do so again.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets such as loans and investment securities and interest expense on interest-bearing liabilities such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our interest rate spread could be expected to increase during periods of rising interest rates and, conversely, to decline during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors including the following:

•	Inflation;

•	Recession;

•	Changes in unemployment;

•	The money supply; and

•	International disorder and instability in domestic and foreign financial markets.

Our asset/liability management strategy may not be able to control our risk from changes in market interest rates and it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. From time to time, we may reposition our investment portfolio, as we have done in 2007 and 2006, to reduce our net interest income volatility.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. We recently increased our loan loss provision and our current allowance may not be sufficient. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management’s internal review of the loan portfolio.

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient. We have recently made significant adjustments and additional adjustments may continue to be necessary if the local or national real estate markets continue their deterioration. Material additions to the allowance would materially decrease our net income. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs based on judgments different than those of our management. Any further increase in our allowance or loan charge-offs could have a material adverse effect on our results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets we operate. Additionally, various out-of-state banks conduct significant business in the market areas in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits causing us to incur increased funding costs.

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments such as the stock market or other non-depository investments as providing superior expected returns. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Operations in our California loan production offices have a considerable affect on our results of operations, and sustaining these operations and growing loans may be more difficult than we expect, which could adversely affect our results of operations.

Expanding our loan production in California depends on a number of factors including improvement of the California real estate market. As we have seen in the California residential construction market during the second half of 2007, the strength of the real estate market and the results of our operations could continue to be negatively affected by an economic downturn and increases in market interest rates.

Because we have a limited operating history with respect to our California loan production offices, it is more difficult to predict our future prospects and financial performance, which may impair our ability to manage our business.

Our first California loan production office commenced operations in the first quarter of 2003. Consequently, our mainland offices have a limited history upon which we can rely in planning and making decisions that will affect our future operating results.

Because we have a limited operating history with respect to our California loan production offices, it is more difficult to predict our future prospects and financial performance, which may impair our ability to manage our business.

Our first California loan production office commenced operations in the first quarter of 2003. Consequently, our mainland offices have a limited history upon which we can rely in planning and making decisions that will affect our future operating results.

The loans made by our California loan production offices are generally unseasoned and any defaults on such loans would adversely affect our financial condition, results of operations and prospects.

At December 31, 2007, loans originated in our California loan production offices totaled $1.1 billion, or 25% of our total loan portfolio. In light of the limited operating history of our mainland loan production offices described in the previous risk factor, we note that all of those loans were originated after January 1, 2003. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for commercial property within the relative market. Declines in the market for commercial property are causing commercial borrowers to suffer losses on their projects and they may be unable to repay their loans. Our reevaluation of these unseasoned loans that were originated in California has been a significant factor in the recent increase in our provision for loan and lease losses. Defaults of these loans or further deterioration in the credit worthiness of any of these borrowers would further negatively affect our financial condition, results of operations and prospects.

The loans made by our California loan production offices are concentrated among a limited number of customers and difficulty with a customer or loss of a customer could affect our results of operations and our ability to grow loans and deposits in the mainland.

Our California operations are dependent on a concentration of loans with a small number of key customers with whom individuals on our mainland loan staff have built strong relationships. Such a concentration of borrowers carries certain risks. Among other things, financial difficulty at one mortgaged real property could cause a borrower to defer maintenance at another mortgaged real property in order to satisfy current expenses with respect to the troubled mortgaged real property. A borrower could attempt to avert foreclosure on one mortgaged real property by filing a bankruptcy petition that might have the effect of interrupting monthly payments for an indefinite period on all of the related mortgage loans. Furthermore, the average size of loans in our mainland portfolio, especially those originated in Southern California, is larger than that of loans in our Hawaii portfolio, and such larger average loan size could make potential losses related to concentration risk more severe.

Loan growth from our California operations is dependent on relationships between certain key customers and our current mainland loan staff who in turn have forged relationships with certain key members of our management team, and the departure of these individuals could adversely affect our business.

Our California operations are dependent on the relationships with customers built by our experienced teams of lenders, many of whom have worked with each other and with key individuals on our senior management team. The February 2008 departure of a senior member of our management team in California could negatively impact the Company's relationship with certain customers and our ability to expand or maintain our California operations at current levels. If any additional California loan officers or the members of our senior management staff who coordinate California operations were to leave the Company, it could also adversely affect our mainland operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we require an environmental review before initiating any foreclosure action on real property, these other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Governmental regulation may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRB. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

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

Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the BSA and the CRA, as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Subject to our ability to successfully address these regulatory concerns, we may pursue future acquisition opportunities. Risks commonly encountered in existing and future acquisitions include, among other things:

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

•	The inability of our management to comply with reporting requirements;

•	The inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management;

•	The potential exposure to unknown or contingent liabilities of the acquired company;

•	Exposure to potential asset quality issues of the acquired company;

•	The possible loss of key employees and customers of the acquired company;

•	Difficulty in estimating the value of the acquired company;

•	Incurring expenses related to impairment of goodwill and amortization of intangible assets; and

•	Potential changes in banking or tax laws or regulations that may affect the acquired company.

We may not be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our integration of operations of banks or branches that we acquire may not be successfully accomplished and may take a significant amount of time. Our inability to improve the operating performance of banks and branches we have acquired or to successfully integrate their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to hire additional employees and retain consultants to assist with integrating our operations and we cannot assure you that those individuals or firms will perform as expected or be successful in addressing these issues.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and our price and profitability targets may not prove feasible. External factors such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

The ability of the bank to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the FDIC and Hawaii law as further described in the Supervision and Regulation section of Item 1. Business. As of December 31, 2007, Central Pacific Bank could have paid, in the aggregate, approximately $204.3 million in dividends without the prior approval of the FDIC.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people and there are a limited number of qualified persons with knowledge of and experience in the banking industry in each of our markets. Furthermore, recent demand for skilled finance and accounting personnel among publicly traded companies has increased the importance of attracting and retaining these people. Competition for the best people can be intense given the tight labor market in Hawaii and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Regardless of whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, such as wildfires, tsunamis and earthquakes, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2007. Last year, we submitted to the New York Stock Exchange on May 29, 2007 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards required by NYSE rule 303A.12. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for May 27, 2008.

ITEM 2.	PROPERTIES

We hold title to the land and building in which our headquarters, Kaimuki branch office, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to the buildings in which our Moiliili, McCully, Kalihi and Beretania branch offices and operations center are located, a portion of the land underlying a commercial office building in which our residential mortgage lending subsidiary is housed, as well as a portion of land on which the Moiliili branch office and the data processing operations offices are located. The remaining lands on which the Moiliili branch and the data processing operations offices are located, as well as all of the land on which the McCully, Kalihi and Beretania branch offices are located, are leased. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 50 other properties including our remaining branch offices and four loan production offices in California. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments, see Note 16 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us. In the opinion of management, all such matters are without merit or are of a nature that if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2002 and ending December 31, 2007. The graph assumes the investment of $100 on December 31, 2002.

Indexed Total Annual Return
(as of December 31, 2007)

The following table sets forth information on the range of high and low sales prices of our common stock, as reported by the NYSE, for each full quarterly period within 2007 and 2006:

	Year Ended December 31,
	2007		2006
	High	Low	High	Low

First quarter	$40.50	$34.60	$39.33	$33.55
Second quarter	36.50	32.83	40.15	33.30
Third quarter	33.60	27.69	39.48	34.34
Fourth quarter	30.63	18.24	39.79	35.50

As of December 31, 2007, there were 3,594 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

We have paid regular quarterly cash dividends since 1988. The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2007 and 2006:

	Year Ended December 31,
	2007	2006

First quarter	$0.24	$0.21
Second quarter	0.24	0.21
Third quarter	0.25	0.23
Fourth quarter	0.25	0.23

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors. We expect to continue to pay regular quarterly cash dividends. However, since substantially all of the funds available for the payment of dividends are derived from our bank, future dividends will depend upon our bank’s earnings, financial condition and capital needs, applicable governmental policies and regulations and such other matters as our Board of Directors may deem to be appropriate.

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2007, we had approximately $108 million of our junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer or fail to make interest payments on the junior subordinated debentures or if we fail to comply with certain covenants under the related indentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures and until we comply with the covenants under the related indentures.

Our ability to pay dividends is also limited by certain restrictions imposed on Hawaii corporations. We may pay dividends out of funds legally available at such times as our Board of Directors determines are appropriate. For information regarding the dividend payments made by Central Pacific Financial Corp. and its subsidiaries, see the discussion under the section captioned “Capital Resources” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During 2007, we repurchased a total of 2,156,000 shares of our common stock, at a weighted average price of $25.47 per share and an aggregate cost of approximately $54.9 million. A portion of these purchases were made under a prior share repurchase authorization which expired on April 26, 2007. A new repurchase plan was authorized by the Company’s Board of Directors in January of 2008 authorizing the repurchase of up to 1,200,000 shares of the Company’s common stock.

The following table sets forth information with respect to repurchases of our common stock during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2007 through October 31, 2007	35,000	$30.21	35,000	1,147,300
November 1, 2007 through November 30, 2007	811,800	19.70	811,800	335,500
December 1, 2007 through December 31, 2007	335,500	20.21	335,500	-

(1)
Repurchase plan announced on April 26, 2007 for an aggregate repurchase and retirement of up to 600,000 shares (“2007 Repurchase Plan”). Repurchase plan increased by an additional 1,500,000 shares on July 25, 2007. As of December 31, 2007, no shares remain available under the 2007 Repurchase Plan.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2007. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$349,877	$320,381	$263,250	$150,389	$110,231
Total interest expense	137,979	109,532	66,577	30,217	20,178
Net interest income	211,898	210,849	196,673	120,172	90,053
Provision for loan and lease losses	53,001	1,350	3,917	2,083	700
Net interest income after provision for loan and
lease losses	158,897	209,499	192,756	118,089	89,353
Other operating income	45,804	43,156	41,002	22,018	15,834
Goodwill impairment	48,000	-	-	-	-
Other operating expense (excluding goodwill
impairment)	128,556	132,163	124,772	86,131	55,578
Income before income taxes	28,145	120,492	108,986	53,976	49,609
Income taxes	22,339	41,312	36,527	16,582	15,669
Net income	5,806	79,180	72,459	37,394	33,940
Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$241	$5,933	$9,813	$52,978	$5,145
Investment securities (1)	881,254	898,358	925,285	850,821	540,785
Loans and leases	4,141,705	3,846,004	3,552,749	3,099,830	1,443,154
Allowance for loan and lease losses	92,049	52,280	52,936	50,703	24,774
Goodwill	244,702	298,996	303,358	284,712	-
Core deposit premium	28,750	31,898	35,795	49,188	-
Total assets	5,680,386	5,487,192	5,239,139	4,651,902	2,170,268
Core deposits (2)	2,833,317	2,860,926	2,814,435	2,716,973	1,419,100
Total deposits	4,002,719	3,844,483	3,642,244	3,327,026	1,753,284
Long-term debt	916,019	740,189	749,258	587,380	184,184
Total shareholders' equity	674,403	738,139	676,234	567,862	194,599
Per Share Data:
Basic earnings per share	$0.19	$2.60	$2.42	$1.90	$2.12
Diluted earnings per share	0.19	2.57	2.38	1.87	2.07
Cash dividends declared	0.98	0.88	0.73	0.64	0.64
Book value	23.45	24.04	22.22	20.17	12.11
Diluted weighted average shares outstanding
(in thousands)	30,406	30,827	30,487	20,017	16,397
Financial Ratios:
Return on average assets	0.10%	1.50%	1.48%	1.25%	1.64%
Return on average shareholders' equity	0.77	11.16	11.16	12.37	18.33
Net income to average tangible shareholders' equity	1.35	21.01	22.88	18.45	18.33
Average equity to average assets	13.58	13.45	13.29	10.08	8.95
Efficiency ratio (3)	47.80	49.67	49.59	57.77	51.94
Net interest margin (4)	4.33	4.55	4.63	4.51	4.79
Net charge-offs to average loans	0.33	0.05	0.05	0.06	0.01
Nonperforming assets to year-end loans & other
real estate (5)	1.48	0.23	0.35	0.35	0.25
Allowance for loan and lease losses to year-end loans	2.22	1.36	1.49	1.64	1.72
Allowance for loan and lease losses to
nonaccrual loans	149.57	583.61	421.77	492.79	688.74
Dividend payout ratio	515.79	33.85	30.17	33.68	30.19

(1) Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(2) Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.
(3) Efficiency ratio is derived by dividing other operating expense excluding amortization and impairment of intangible assets and goodwill by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions).
(4) Computed on a taxable equivalent basis using an assumed income tax rate of 35%.
(5) Nonperforming assets include nonaccrual loans, nonaccrual loans held for sale and other real estate.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include: (1) $53.0 million in provision for loan and lease losses in 2007; (2) $48.0 million goodwill impairment charge in 2007; (3) $2.4 million charge associated with the settlement of a tax contingency in 2007; (4) $2.0 million in income tax benefit related to true up adjustments recognized in 2007; (5) $2.0 million and $2.3 million in stock option expense recognized in 2007 and 2006, respectively, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”); (6) $2.1 million in executive retirement expenses incurred in 2006; (7) $1.2 million in tax charges for income tax liability adjustments in 2006; (8) $5.5 million, $9.3 million and $1.4 million in nonrecurring integration, severance and merger-related expenses incurred in 2005, 2004 and 2003, respectively; (9) incremental earnings of Hawaii HomeLoans, Inc. (“HHL”) since August 17, 2005 and of CB Bancshares, Inc. (“CBBI”) since September 15, 2004, the effective dates of the respective acquisitions; (10) issuance of 2.0 million shares of common stock in a public offering in March 2005 and 11.9 million shares of common stock in September 2004 in connection with the CBBI acquisition; and (11) net amortization of core deposit premium and other purchase accounting valuation adjustments, and interest expense on trust preferred securities issued to finance the CB Bancshares acquisition.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii. In addition, we have four loan production offices serving customers in California. In 2007, we decided to exit the market in the state of Washington in order to refocus our efforts in the Hawaii and California markets.

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

Additionally, we offer wealth management products and services such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

Executive Overview

Our operating results during the first half of 2007 were generally favorable due to a combination of factors including sequential loan and deposit growth, strong asset quality and our ability to control expenses. However, during the second half of 2007, our operating results were negatively impacted primarily by the rapid decline in the California residential construction market as the weakening of the U.S. housing sector became worse than most observers expected. Despite the deterioration of the California housing and construction markets during the second half of 2007, we were able to:

•	Increase total loans and leases (excluding loans held for sale) by 7.7% over the prior year;

•	Grow total assets by 3.5% over the prior year;

•	Increase total deposits by 4.1% over the prior year;

•	Increase total interest income by 9.2% over the prior year; and

•	Enhance our risk monitoring systems and compliance processes to a sufficient level that enabled us to successfully lift the previously agreed upon Order in November 2007.

We began 2007 with the primary focus of expanding and solidifying deposit relationships in support of strong loan demand and mitigating the impact of competitive factors and interest rate driven shifts in deposit composition. Although asset quality also remained strong through the first half of 2007 with a net loan charge-off ratio of 0.23% and a nonperforming assets to loans ratio of 0.03%, during the second half of 2007 our focus quickly shifted to managing credit risk as we experienced a deterioration in our California residential construction loan portfolio. Home sales activity in California began to drop off dramatically starting in August 2007, largely due to the tightening of lending standards resulting from the nationwide increase in subprime mortgage defaults and foreclosures. This drop off, combined with overcapacity in the California real estate market, resulted in the suspension of many projects and made it increasingly difficult to move existing inventory. These factors in turn caused a noticeable slowing of absorption rates and certain of our borrowers in the California residential construction market found it increasingly difficult to repay amounts due on their outstanding balances. As a result, we experienced a significant increase in credit costs during the second half of 2007.

For further discussion of these trends and other factors affecting our business, see “Overview of Results of Operations.”

Business Environment

The majority of our operations are concentrated in the states of Hawaii and California. Accordingly, our business performance is directly affected by conditions in the banking industry, macro economic conditions and the real estate market in those states. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income.

General economic conditions in Hawaii continued to moderate in 2007 after exceptional growth in 2004 and 2005 and moderate growth in 2006. Tourism remains Hawaii’s most significant economic driver, and according to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), 7.4 million visitors visited the state in 2007. This was a slight decrease of 1.2% from the number of visitor arrivals in 2006. However, increased daily visitor spending boosted total visitor spending to a record $12.2 billion, an increase of 0.9% over 2006. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate was 3.2% in December 2007, compared to 2.0% in December 2006. Despite the increase, Hawaii’s unemployment rate remained well below the national seasonally adjusted unemployment rate of 5.0%. The DBEDT projects real personal income growth to approximate 1.8% in 2007, and remain relatively unchanged through 2008. The DBEDT also projects real gross state product growth of 2.8% in 2008. With real estate lending as a primary focus, including construction loans, residential mortgages and commercial mortgages, we are also dependent on the strength of the real estate market. Following several years of strong growth in 2004 and 2005, the Hawaii real estate market further cooled in 2007 as it did in 2006. According to the Honolulu Board of Realtors, for the full year 2007, Oahu unit sales volume dropped 10.2% for single-family homes and dropped 13.8% for condominiums. Despite the decrease in unit sales volumes, median sales prices in 2007 for single-family homes and condominiums on Oahu were $643,500 and $325,000, respectively, representing increases of 2.1% and 4.8%, respectively, over 2006 median prices. Expectations are for the Hawaii real estate market to continue to moderate with slight declines in unit sales volumes and sales prices likely in 2008.

The economy in California began to cool in the second half of 2007, primarily caused by the slowdown in the real estate market. The residential real estate market in California began to show clear signs of weakness and began rapidly deteriorating in August 2007. The Central Valley and Inland Empire areas of California have been particularly hard hit and foreclosure rates continue to rise in those areas. The decline of the real estate market generally has been significantly worsened by recent events in the sub-prime and non-prime loan markets. The California Association of Realtors (“CAR”) reported that December 2007 unit home sales declined 33.4%, while the median price fell 16.5% from year ago levels. CAR forecasts continued declines in home prices and unit sales in 2008 as decreased affordability and the impact of tighter credit underwriting standards amid rising default rates in sub-prime and non-prime mortgages are expected to continue to impact housing growth. According to the California Department of Finance (“CDOF”), average personal income increased by 5.6% in 2007 from one year ago and projections for 2008 call for an increase of 4.8% from 2007. The CDOF also reported that California civilian workforce grew by 2.3% to 18.4 million in December 2007 from 18.0 million a year ago, while California’s seasonally adjusted unemployment rate in December 2007 increased to 6.1% from 4.8% in the prior year.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level. We adjusted our Provision in the third and fourth quarters of 2007 in accordance with our risk assessment policies to account for an increase in exposure which was primarily caused by changes in the California residential construction market.

Reserves for unfunded commitments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. Such agencies may require that we recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Deterioration in the Hawaii real estate market or continued deterioration in the California real estate market could result in an increase in loan delinquencies, additional increases in our Allowance and Provision, as well as an increase in loan charge-offs.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill.

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

In the fourth quarter of 2007, we experienced a significant decline in our market capitalization and we determined that this decline was an indicator that an impairment test was required under SFAS 142. As a result of our impairment test, we determined that the goodwill associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio, was impaired and we consequently recorded a non-cash charge of $48.0 million in the fourth quarter of 2007.

Deferred Tax Assets and Tax Contingencies

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings.

We have established income tax contingency reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 14 to the Consolidated Financial Statements. In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2007, we used a weighted-average discount rate of 6.5% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2007 and the amount of pension expense to be recorded in 2008. At December 31, 2006, a weighted-average discount rate of 5.9% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2006 and the amount of pension expense recorded in 2007. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2007, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2008 pension expense by $0.1 million and year-end 2007 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2008 pension expense by $0.1 million.

Overview of Results of Operations

2007 vs. 2006 Comparison

Our net income of $5.8 million in 2007 was a decrease of $73.4 million, or 92.7%, from the $79.2 million recognized in 2006. The decrease in our net income for 2007 was driven by $53.0 million in provision for loan and lease losses directly attributable to the significant and rapid deterioration in the California residential construction market which began to affect us in the second half of 2007, as well as a $48.0 million goodwill impairment charge associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio. Partially offsetting the negative effects of the increase in the provision for loan and lease losses and the goodwill impairment charge was the decrease in income tax expense as there was a disproportionate recognition of our federal and state tax credits compared to our taxable income. Net income in 2007 was also impacted by $2.4 million of additional income tax expense resulting from the settlement of a tax contingency item, $2.0 million of income tax benefit related to certain income tax adjustments, a $1.1 million after tax reversal of prior year incentive compensation accruals and a $1.0 million after tax loss on an investment portfolio repositioning.

Diluted earnings per share of $0.19 for 2007 decreased by $2.38, or 92.6%, from 2006, while cash dividends declared of $0.98 per common share increased by $0.10, or 11.4%, over prior year amounts. Return on average assets of 0.10% in 2007 decreased from 1.50% in 2006 and return on average equity was 0.77% in 2007 compared to 11.16% in 2006. Our efficiency ratio, which measures operating expenses before the amortization and impairment of intangible assets and goodwill as a percentage of tax-equivalent total revenue, was 47.80% in 2007 compared to 49.67% in 2006.

2006 vs. 2005 Comparison

In 2006, our net income of $79.2 million increased by $6.7 million, or 9.3%, over the $72.5 million recognized in 2005. The increase in net income in 2006 reflected growth in net interest income and other operating income which more than offset increased operating expenses. Net income in 2006 included after-tax charges totaling $3.8 million relating to executive retirement expenses, income tax liability adjustments, an investment securities portfolio repositioning and an employee benefit-related liabilities adjustment.

Diluted earnings per share for 2006 of $2.57 increased by $0.19, or 8.0%, compared to the $2.38 earned in 2005, while cash dividends declared of $0.88 per common share increased by 20.5% over the dividends of $0.73 per share declared in 2005. Return on average assets of 1.50% in 2006 increased slightly over the 1.48% in 2005 and return on average equity remained unchanged at 11.16% in 2006. Our efficiency ratio increased slightly to 49.67% from 49.59% in 2005.

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

Table 1.   Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2007			2006			2005
	Average	Average Yield/	Amount of	Average	Average Yield/	Amount of	Average	Average Yield/	Amount of
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$3,358	5.08%	$170	$11,919	4.62%	$550	$13,205	2.64%	$349
Federal funds sold	6,065	5.04	306	2,880	4.95	143	5,956	2.87	171
Taxable investment securities (1)	733,105	4.77	34,968	799,583	4.42	35,313	807,216	4.25	34,336
Tax-exempt investment securities (1)	153,459	5.43	8,338	136,809	5.71	7,815	130,889	6.21	8,125
Loans and leases (2)	4,021,094	7.68	308,720	3,689,979	7.57	279,246	3,301,277	6.75	222,841
Federal Home Loan Bank stock	48,797	0.60	293	48,797	0.10	49	48,749	0.56	272
Total interest earning assets	4,965,878	7.10	352,795	4,689,967	6.89	323,116	4,307,292	6.18	266,094
Nonearning assets	597,106			581,677			575,933
Total assets	$5,562,984			$5,271,644			$4,883,225
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$440,537	0.13%	$556	$426,828	0.13%	$566	$429,798	0.17%	$730
Savings and money market deposits	1,206,392	1.99	23,950	1,153,651	1.53	17,684	1,131,964	0.69	7,859
Time deposits under $100,000	612,793	3.83	23,450	590,335	3.08	18,156	548,043	2.00	10,953
Time deposits $100,000 and over	1,018,123	4.52	46,017	876,513	4.02	35,263	684,938	2.75	18,844
Short-term borrowings	30,640	5.28	1,616	41,401	5.31	2,197	56,757	3.27	1,858
Long-term debt	816,591	5.19	42,390	755,378	4.72	35,666	660,992	3.98	26,333
Total interest-bearing liabilities	4,125,076	3.34	137,979	3,844,106	2.85	109,532	3,512,492	1.90	66,577
Noninterest-bearing deposits	594,361			628,736			634,035
Other liabilities	88,369			89,558			87,699
Shareholders' equity	755,178			709,244			648,999
Total liabilities and shareholders' equity	$5,562,984			$5,271,644			$4,883,225
Net interest income			$214,816			$213,584			$199,517
Net interest margin		4.33%			4.55%			4.63%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2.  Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(396)	$16	$(380)	$(34)	$235	$201
Federal funds sold	158	5	163	(88)	60	(28)
Taxable investment securities	(2,938)	2,593	(345)	(324)	1,301	977
Tax-exempt investment securities	951	(428)	523	368	(678)	(310)
Loans and leases	25,065	4,409	29,474	26,237	30,168	56,405
Federal Home Loan Bank stock	-	244	244	-	(223)	(223)
Total interest earning assets	22,840	6,839	29,679	26,159	30,863	57,022
Interest-bearing liabilities
Interest-bearing demand deposits	18	(28)	(10)	(5)	(159)	(164)
Savings and money market deposits	807	5,459	6,266	150	9,675	9,825
Time deposits under $100,000	692	4,602	5,294	909	5,468	6,377
Time deposits $100,000 and over	5,693	5,061	10,754	5,038	12,207	17,245
Short-term borrowings	(571)	(10)	(581)	(502)	841	339
Long-term debt	2,889	3,835	6,724	3,757	5,576	9,333
Total interest-bearing liabilities	9,528	18,919	28,447	9,347	33,608	42,955
Net interest income	$13,312	$(12,080)	$1,232	$16,812	$(2,745)	$14,067

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income expressed on a taxable-equivalent basis, totaled $214.8 million in 2007, increasing by $1.2 million, or 0.6%, over net interest income of $213.6 million in 2006, which increased by $14.1 million, or 7.1%, over net interest income of $199.5 million recognized in 2005. The increase in net interest income in 2007 was driven in large part by the increase in average interest earning assets, offset by increases in funding costs as average rates increased during the period.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 87.5%, 86.4% and 83.7% of interest income in 2007, 2006 and 2005, respectively, as well as interest earned on investment securities, which represented 12.3%, 13.3% and 16.0% of interest income in 2007, 2006 and 2005, respectively. Interest income expressed on a taxable-equivalent basis of $352.8 million in 2007 increased by $29.7 million, or 9.2%, over the $323.1 million earned in 2006, which increased by $57.0 million, or 21.4%, from $266.1 million in 2005.

As depicted in Table 2, the increase in interest income in 2007 is due primarily to the increase in average loan and lease balances, and to a lesser extent, the increase in average yields thereon. Average interest earning assets of $5.0 billion in 2007 increased by $275.9 million, or 5.9%, over 2006 due largely to an increase of $331.1 million, or 9.0%, in average loans and leases as loan demand remained relatively strong through most of 2007. The average yield on interest earning assets of 7.10% in 2007 increased by 21 basis points over the 2006 average yield of 6.89%, with loan and lease yields increasing by only 11 basis points as variable rate loans began to reprice downward in mid-2007.

Comparing 2006 results to those of 2005, the increase in interest income can be attributed to the $388.7 million, or 11.8%, increase in average loans and leases combined with the 71 basis point increase in average yield over 2005. Loan and lease growth in 2006 was reflective of strong demand in our construction and residential lending portfolios. Average yields on loans and leases increased by 82 basis points in 2006, reflective of the general level of market interest rates at that time.

Interest Expense

Interest expense expressed on a taxable-equivalent basis of $138.0 million in 2007 increased by $28.4 million, or 26.0%, compared to $109.5 million in 2006, which increased by $43.0 million, or 64.5%, compared to $66.6 million in 2005.

In 2007, average interest-bearing liabilities increased by $281.0 million, or 7.3%, to $4.1 billion, including increases of $230.5 million in average interest-bearing deposits and $61.2 million in average long-term debt, while average short-term borrowings decrease by $10.8 million. The average rate on interest-bearing liabilities increased by 49 basis points due primarily to a 52 basis-point increase in rates paid on interest-bearing deposits. Competitive pricing in the Hawaii market, coupled with the migration in customer accounts from demand and savings and money market accounts to time deposits, resulted in the higher funding costs in 2007.

In 2006, increases in average interest-bearing liabilities and the average rates paid thereon were the drivers of the increase in interest expense. Average interest-bearing liabilities of $3.8 billion increased by $331.6 million, or 9.4%, including increases of $252.6 million in average interest-bearing deposits and $94.4 million in average long-term debt. The average rate on interest-bearing liabilities increased by 95 basis points due primarily to a 98 basis-point increase in rates paid on interest-bearing deposits.  Competitive pricing in the Hawaii market, coupled with promotional rates offered in connection with our Exceptional Account campaigns, resulted in the higher funding costs in 2006, particularly for savings and money market deposits and time deposits of $100,000 and over.

Net Interest Margin

Our net interest margin was 4.33%, 4.55% and 4.63% in 2007, 2006 and 2005, respectively. The decline in net interest margin in both 2007 and 2006 can be attributed to the differences in timing of rate movements in our interest earning assets and interest-bearing liabilities. In both 2007 and 2006, increases in average yields on interest earning assets fell short of increases in average rates on interest-bearing liabilities. This mismatched timing of rate movements resulted from delayed deposit repricings in the Hawaii market.

Based on our expectations for stabilized to slightly declining loan levels and interest rate movements in 2008, we anticipate declines in asset yields and moderate decreases in deposit rates. Accordingly, we anticipate further compression of our net interest margin for the coming year. Our ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, our ability to fund that asset growth with relatively low-cost core deposits and competitive pricing factors will directly impact our anticipated future net interest margins and net interest income.

Other Operating Income

Table 3 sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3.  Components of Other Operating Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Service charges on deposit accounts	$14,167	$14,408	$11,782
Other service charges and fees	13,178	12,188	11,234
Income from bank-owned life insurance	5,821	3,989	2,205
Gains on sales of loans	5,389	4,863	4,913
Income from fiduciary activities	3,566	2,915	2,431
Loan placement fees	1,079	1,767	1,780
Fees on foreign exchange	721	765	787
Equity in earnings of unconsolidated subsidiaries	703	576	767
Investment securities gains (losses)	(1,715)	(1,510)	1,550
Other	2,895	3,195	3,553
Total other operating income	$45,804	$43,156	$41,002
Total other operating income as a percentage of average assets	0.82%	0.82%	0.84%

Total other operating income of $45.8 million in 2007 increased by $2.6 million, or 6.1%, over the $43.2 million earned in 2006, which increased by $2.2 million, or 5.3%, over the $41.0 million earned in 2005.

In 2007, income from bank-owned life insurance increased by $1.8 million, or 45.9%, due to an additional $25.0 million purchase of life insurance policies and certain death benefits received during the period. Other service charges and fees increased by $1.0 million, or 8.1%, over prior year amounts primarily due to increases in investment service fees of 21.6% and charge card fees of 10.0% from 2006. Income from our trust services has shown continued growth in the past few years as income from fiduciary activities increased by $0.7 million, or 22.3%, from the prior year. These increases were partially offset by a decrease in loan placement fees of $0.7 million, or 38.9%.

In 2006, service charges on deposit accounts increased by $2.6 million, or 22.3%, over 2005’s revenue due primarily to higher non-sufficient funds fees, and income from bank-owned life insurance increased by $1.8 million, or 80.9%, due to additional purchases of insurance during the year.

In 2007, we recognized $1.7 million in losses from investment securities compared to $1.5 million of losses in 2006 and $1.6 million of gains in 2005. The losses in 2007 and 2006 were attributable to the repositioning of our investment portfolio in each of those years as we sought to reduce net interest income volatility.

Other Operating Expense

Table 4 sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4.  Components of Other Operating Expense

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Salaries and employee benefits	$62,562	$73,211	$64,963
Net occupancy	10,408	9,218	9,666
Legal and professional services	9,137	8,575	8,014
Equipment	5,228	4,864	4,873
Communication expense	4,266	4,642	4,174
Computer software expense	3,360	2,818	2,798
Amortization of core deposit premium	3,148	3,897	6,266
Advertising expense	2,582	2,569	2,347
Amortization of mortgage servicing rights	1,844	2,223	1,844
Other	26,021	20,146	19,827
Total other operating expense (excluding goodwill impairment)	128,556	132,163	124,772
Goodwill impairment	48,000	-	-
Total other operating expense	$176,556	$132,163	$124,772
Total other operating expense as a percentage of average assets	3.17%	2.51%	2.56%

Total other operating expense of $176.6 million in 2007 increased by $44.4 million, or 33.6%, from total operating expense of $132.2 million in 2006, which increased by $7.4 million, or 5.9%, compared to 2005. Excluding the aforementioned goodwill impairment charge of $48.0 million, total other operating expense as a percentage of average assets was 2.31% in 2007.

Excluding the effects of the goodwill impairment charge recognized in 2007, other operating expenses in 2007 decreased from the prior year primarily due to the reduction of salaries and employee benefits of $10.6 million, or 14.5%, from the prior year. The decrease in salaries and employee benefits can be attributed to a reduction in certain bonus and incentive compensation accruals, as well as the recognition of $2.2 million in executive retirement expenses in 2006. The decrease in salaries and employee benefits was partially offset by the an increase in other expenses of $5.9 million, or 29.2%, as we increased our reserve for unfunded commitments by approximately $4.0 million in 2007 to cover credit risks primarily associated with our California residential construction loan portfolio.

Salaries and employee benefits of $73.2 million in 2006 increased by $8.2 million, or 12.7%, over 2005. Primary drivers for the increase in salaries and employee benefits include the recognition of $2.3 million in stock option expense as a result of the implementation of SFAS 123R and the recognition of the aforementioned executive retirement expenses totaling $2.2 million. Amortization of core deposit premium totaled $3.9 million in 2006, compared to $6.3 million in 2005. The decrease in amortization expense from 2005 to 2006 was reflective of a third-party valuation of the core deposit premium that was finalized in 2005 and resulted in a revision of the amortization period from 10 years to 15 years.

A key measure of operating efficiency tracked by management is the efficiency ratio, which measures operating expense before the amortization and impairment of intangible assets and goodwill as a percentage of total tax-equivalent revenue (tax-equivalent net interest income and other operating income, excluding investment securities gains and losses). Our efficiency ratio was 47.80% in 2007, compared to 49.67% in 2006 and 49.59% in 2005. For 2008, we anticipate our efficiency ratio will remain relatively consistent with that of 2007 as we plan to continue to closely monitor our operating expenses.

Income Taxes

Income tax expense totaled $22.3 million in 2007, decreasing from $41.3 million in 2006 and $36.5 million in 2005. The effective tax rate was 79.4% in 2007, 34.3% in 2006 and 33.5% in 2005. The increase in the 2007 effective tax rate was directly attributable to the goodwill impairment charge recognized in 2007 as none of the charge was deductible for income tax purposes. Income tax expense in 2007 includes the effects of the settlement of a tax contingency item resulting in additional income tax expense of $2.4 million and the recording of certain income tax true-up adjustments resulting in an income tax benefit of $2.0 million, while income tax expense in 2006 includes a $1.2 million adjustment to our income tax liability relating to our accounting for the net income tax benefits from tax credits earned. We recorded net reductions in taxes of approximately $2.8 million, $3.6 million and $2.1 million in 2007, 2006 and 2005, respectively, attributable to high-technology and energy tax credits. The state’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period.

Financial Condition

Total assets of $5.7 billion at December 31, 2007 increased by $193.2 million, or 3.5%, over the $5.5 billion at year-end 2006. Investment securities totaled $881.3 million, a decrease of $17.1 million, or 1.9%, and loans and leases totaled $4.1 billion, an increase of $295.7 million, or 7.7%, over year-end 2006. Total deposits of $4.0 billion increased by $158.2 million, or 4.1%, and shareholders’ equity of $674.4 million decreased by $63.7 million, or 8.6%, during the year.

Loan Portfolio

We focus our lending activities on commercial, commercial mortgage and construction loans to small and middle-market companies, business professionals and real estate developers. Our strategy for generating new loans relies upon teams of highly qualified commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development. We have established four loan production offices in California staffed by experienced lenders with established client relationships.

To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

Loans and leases totaled $4.1 billion at December 31, 2007, increasing by $295.7 million, or 7.7%, over the $3.8 billion at year-end 2006, which increased by $293.3 million, or 8.3%, over the $3.6 billion held at year-end 2005. Despite the slowdown in the last half of 2007, we experienced overall growth in most of our various loan portfolios, led by a 15.3% increase in residential mortgage lending, a 7.3% increase in construction lending, a 7.0% increase in consumer lending and a 6.8% increase in commercial real estate mortgages. These increases were partially offset by a slowdown in our commercial, financial and agricultural lending, which decreased by 4.8% from 2006 levels. During 2007, approximately $182.6 million, or 65.1%, of total loan growth was derived from our Hawaii lending activities, while approximately $114.2 million, or 34.3%, of total loan growth was generated in California and the remaining $1.9 million in loan growth, or 0.6%, from Washington. While new loans have grown over the past year, we note that much of that growth occurred in California and we have significantly increased our provision for loan and lease losses during that same time period as a result of concerns regarding the quality of our loan portfolio in the California market. It is unlikely, given the current market conditions, that this loan growth will continue in the near future.

Table 5 sets forth information regarding outstanding loans by category as of the dates indicated. Increases in 2004 loan amounts were primarily attributable to the merger with CBBI.

Table 5.  Loans by Categories

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial, financial and agricultural	$384,983	$404,259	$579,070	$554,021	$283,560
Real estate:
Construction	1,222,214	1,139,585	677,383	361,340	140,505
Mortgage:
- residential	1,034,474	897,216	793,719	710,855	391,367
- commercial	1,237,563	1,158,755	1,269,232	1,239,242	558,974
Consumer	209,168	195,448	187,951	198,573	68,748
Leases	53,303	50,741	45,394	35,799	-
Total loans and leases	4,141,705	3,846,004	3,552,749	3,099,830	1,443,154
Allowance for loan and lease losses	(92,049)	(52,280)	(52,936)	(50,703)	(24,774)
Net loans	$4,049,656	$3,793,724	$3,499,813	$3,049,127	$1,418,380

Table 6 sets forth the geographic distribution of our loan portfolio and related allowance for loan and lease losses as of December 31, 2007.

Table 6. Geographic Distribution

	Hawaii	California	Washington	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$362,807	$22,176	$-	$384,983
Real estate:
Construction	511,334	625,097	85,783	1,222,214
Mortgage:
- residential	962,847	21,922	49,705	1,034,474
- commercial	839,015	382,826	15,722	1,237,563
Consumer	209,168	-	-	209,168
Leases	53,303	-	-	53,303
Total loans and leases	2,938,474	1,052,021	151,210	4,141,705
Allowance for loan and lease losses	(26,973)	(61,358)	(3,718)	(92,049)
Net loans and leases	$2,911,501	$990,663	$147,492	$4,049,656

Commercial, Financial and Agricultural

Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the state of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans, such as commercial and residential mortgages, where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

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

Real Estate—Construction

Construction loans offered include both residential and commercial development projects. Each construction project is evaluated for economic viability and maximum loan-to-value ratios of 80% on commercial projects and 85% on residential projects are generally required. A construction loan poses higher credit risks than typical secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project. Careful consideration of the ability and reputation of the developer and close monitoring of a project during the construction phase by construction lending specialists is required to mitigate the higher level of risk in construction lending.

The increase in our construction loan portfolio in each of the five years presented above is representative of our historic focus on this segment, a real estate market that had been strong until recently and increased development activity in all of our markets. However, construction loans exhibited higher levels of risk in 2007 with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors including declining real estate values. There has been significant deterioration in the construction loan market, particularly in California, presenting a negative outlook in 2008 for current projects and fewer new construction projects than in previous years. Furthermore, construction loans tend to be larger in amount and shorter in term than conventional commercial or mortgage loans; thus a higher level of volatility in balances from year to year is expected. We anticipate future decreases in our California real estate construction loan portfolio as we may look to minimize our exposure in this market by possibly packaging and selling some of our construction loans.

Real Estate—Mortgage

Table 7 sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 7.  Mortgage Loan Portfolio Composition

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$841,095	37.0%	$703,172	34.2%	$638,720	31.0%	$590,851	30.3%	$295,525	31.1%
5 or more units	193,379	8.5	194,044	9.4	154,999	7.5	120,004	6.2	95,842	10.1
Commercial,
industrial and
other	1,237,563	54.5	1,158,755	56.4	1,269,232	61.5	1,239,242	63.5	558,974	58.8
Total	$2,272,037	100.0%	$2,055,971	100.0%	$2,062,951	100.0%	$1,950,097	100.0%	$950,341	100.0%

Residential

Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $248,000, readily marketable collateral and a residential real estate market that has been relatively stable until recently, credit losses on residential mortgages have been minimal during the past several years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards and diligent monitoring and handling of problems as they arise.

Residential mortgage loan balances as of December 31, 2007 totaled $1.0 billion, increasing by $137.3 million, or 15.3%, over the $897.2 million at year-end 2006, which increased by $103.5 million, or 13.0%, over the $793.7 million held at year-end 2005. Several factors have lead to an increase in mortgage origination activity in 2007 including our establishment of strategic alliances with real estate brokers and developers that provide additional mortgage origination opportunities and decreased competition as several national lenders have recently exited the Hawaii market.

Substantially all salable fixed-rate mortgages are sold in the secondary market. Mortgage loans held for sale at December 31, 2007 totaled $32.2 million, an increase of $5.5 million, or 20.6%, over the December 31, 2006 balance of $26.7 million, which decreased by $33.9 million, or 55.9%, over the December 31, 2005 balance of $60.5 million. The increase in loans held for sale as of December 31, 2007 is reflective of the increase in origination activity experienced during 2007.

The projected cooling of the Hawaii residential real estate market in 2008 is expected to have a stabilizing effect on origination activity, while market rates will dictate the level of refinancing activity in 2008.

Commercial

Real estate mortgage loans secured by commercial properties continues to represent the single largest component of our loan portfolio. Our policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk. Operating income risk is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, we strive to use dedicated, experienced commercial mortgage lenders to underwrite, monitor and service commercial mortgage loans. Nevertheless, commercial mortgage lending generated by our California loan production offices exposes us to certain new risks, including the risk of economic downturn in the California market and a reliance on a relatively small staff positioned in the California market.

The 2007 increase in our commercial mortgage loan portfolio of $78.8 million, or 6.8%, over the prior year was primarily attributed to unanticipated payoffs in 2006 resulting from the sales of underlying collateral. The commercial real estate market has not experienced quite the level of slowdown as evidenced in the U.S. residential real estate market, however, there can be no assurances that a slowdown will not affect this sector. We expect our loan origination activity to decline in 2008 as a result of changes in market conditions, our applying an increasingly calculated approach to our commercial mortgage lending activities and anticipated payoffs from our existing portfolio.

Consumer Loans

Table 8 sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 8.  Consumer Loan Portfolio Composition

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$158,390	75.7%	$148,485	76.0%	$141,132	75.0%	$146,101	73.6%	$32,773	47.7%
Credit cards and other
revolving credit plans	29,259	14.0	29,932	15.3	31,308	16.7	35,245	17.7	25,769	37.5
Other	21,519	10.3	17,031	8.7	15,511	8.3	17,227	8.7	10,206	14.8
Total	$209,168	100.0%	$195,448	100.0%	$187,951	100.0%	$198,573	100.0%	$68,748	100.0%

For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this category are generally either unsecured or secured by personal assets such as automobiles. The average loan size is generally small and risk is diversified among many borrowers. We utilize credit-scoring systems for most of our consumer loans, which offer the ability to modify credit exposure based on our risk tolerance and loss experience.

Consumer loans totaled $209.2 million at December 31, 2007, increasing by $13.7 million, or 7.0%, from 2006’s year-end balance of $195.4 million, which increased by $7.5 million, or 4.0%, compared to the $188.0 million held at year-end 2005. The increase in 2007 was reflective of the purchase of a $10.5 million automobile loan portfolio in 2007. Automobile loans, primarily indirect dealer loans, comprised 75.7% of consumer loans outstanding. Total automobile loans of $158.4 million at year-end 2007 increased by $9.9 million, or 6.7%, from 2006’s year-end balance of $148.5 million, which increased by $7.4 million, or 5.2%, over the $141.1 million at year-end 2005. We have not focused significant resources on consumer lending in recent years as several large competitors have dominated the Hawaii market. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. We expect consumer lending to remain a relatively small segment of our lending business.

Concentrations of Credit Risk

As of December 31, 2007, approximately 84% of loans outstanding were real estate related loans, including construction loans, residential mortgage loans and commercial mortgage loans. The real estate market tends to closely follow broader economic trends and while during periods of economic strength, the real estate market and the real estate industry typically perform well, during periods of economic weakness, they often slow down. In 2007, market interest rates and other economic conditions had a significant and immediate impact on the real estate industry. Accordingly, as we have seen during the second half of 2007, the concentration of lending in the real estate industry led to adverse portfolio performance, namely delinquencies and loan charge-offs. Our loan portfolio will continue to be adversely affected should the real estate market continue to suffer a downturn.

Most of our loans are made to companies and individuals with headquarters in or residing in the states of Hawaii, California and Washington. Consistent with our focus of being a Hawaii-based bank, 65% of our 2007 loan growth stemmed from our lending activities within the state of Hawaii. Loans originated by our mainland loan production offices accounted for approximately 35% of total loan growth in 2007. At December 31, 2007, 71% of our loan portfolio was concentrated in the Hawaii market, while 25% was concentrated in California and the remaining 4% in Washington. As a result of the uncertain market conditions in the California real estate market, we anticipate that substantially all of our loan growth will come from the Hawaii market in 2008.

To ensure that risks associated with industry concentration or geographic concentration are properly managed, we employ highly qualified lenders with established client relationships, similar lending philosophies and demonstrated expertise in their respective markets. Our foreign credit exposure as of December 31, 2007 did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 9 sets forth the maturity distribution of the loan portfolio at December 31, 2007. Table 10 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 9.  Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$147,239	$146,356	$91,388	$384,983
Real estate - construction	896,209	304,221	21,784	1,222,214
Total	$1,043,448	$450,577	$113,172	$1,607,197

At year-end 2007, 64.9% of our commercial and construction loans had maturities of one year or less, increasing from the prior year’s proportion of 55.5%. Meanwhile, loans in the one-through-five-years category decreased from 35.6% at year-end 2006 to 28.0% at year-end 2007, and loans in the greater-than-five-years category decreased from 8.9% to 7.1%. The shift in maturities reflects our increased focus on construction lending, which generally entails shorter terms than traditional commercial loans.

Table 10.  Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one
	through	Over five
	five years	years	Total
	(Dollars in thousands)

With fixed interest rates	$56,397	$15,281	$71,678
With variable interest rates	394,180	97,891	492,071
Total	$450,577	$113,172	$563,749

Of the loans with maturities in excess of one year at year-end 2007, 12.7% had fixed interest rates, while 87.3% had variable rates, which compares to 13.4% and 86.6%, respectively, at year-end 2006. The higher proportion of variable-rate loans is also characteristic of, and consistent with, the higher proportion of construction loans.

In January 2008, we entered into a derivative transaction to hedge cashflows received from a portion of our then existing variable rate loan portfolio for a period of five years. During this time, we will receive payments equal to a fixed interest rate of 6.25% from the counterparty on a notional amount of $400 million and, in return, we will pay to the counterparty a floating rate, namely our prime rate, on the same notional amount.

Provision and Allowance for Loan and Lease Losses

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

The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based on loss experience for the specific loan type; risks inherent in concentrations by geographic location, collateral or property type; and recent changes in loan grade and delinquencies. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends and economic conditions. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties and imprecision in the estimation process.

Table 11 sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 11. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Average amount of loans outstanding	$4,021,094	$3,689,979	$3,301,277	$1,986,872	$1,374,251
Allowance for loan and lease losses:
Balance at beginning of year	$52,280	$52,936	$50,703	$24,774	$24,197
Charge-offs:
Commercial, financial and agricultural	5,836	2,103	2,049	467	460
Real estate - construction	6,433	-	-	-	-
Real estate - mortgage - residential	379	-	74	225	15
Real estate - mortgage - commercial	-	-	-	-	882
Consumer	3,544	4,148	4,057	2,239	487
Leases	-	19	28	-	-
Total	16,192	6,270	6,208	2,931	1,844
Recoveries:
Commercial, financial and agricultural	876	2,134	1,633	661	256
Real estate - construction	7	-	-	-	159
Real estate - mortgage - residential	232	92	621	346	118
Real estate - mortgage - commercial	12	13	544	39	1,075
Consumer	1,831	2,017	1,715	708	113
Leases	2	8	11	-	-
Total	2,960	4,264	4,524	1,754	1,721
Net loans charged off	13,232	2,006	1,684	1,177	123
Provision charged to operations	53,001	1,350	3,917	2,083	700
Allowance acquired in merger	-	-	-	25,023	-
Balance at end of year	$92,049	$52,280	$52,936	$50,703	$24,774
Ratios:
Allowance for loan and lease losses to loans
and leases outstanding at end of year	2.22%	1.36%	1.49%	1.64%	1.72%
Net loans charged off during year to average
loans and leases outstanding during year	0.33%	0.05%	0.05%	0.06%	0.01%

In the second half of 2007, the California residential construction market began to experience rapid and significant deterioration. Drop off in home sale activity in California coupled with significant discounts offered by several national homebuilders to move unsold inventory contributed heavily to slowing absorption rates and declining collateral values. During the fourth quarter of 2007, these problems were compounded by diminishing guarantor liquidity for some of our borrowers in this market.

The aforementioned market conditions that began to unfold in August of 2007 required us to downgrade 30 loans to, and within, our criticized risk rating categories. The outstanding principal balance of these loans aggregated $246.0 million and was comprised of thirteen residential construction loans totaling $108.1 million; seven land acquisition and development loans totaling $46.3 million and ten land loans for mixed use development of $91.6 million. Of these loans, one loan for $4.7 million was originated during the first half of 2007, fourteen loans totaling $120.0 million were originated in 2006 and fifteen loans totaling $121.3 million were originated in 2005. The majority of these loans were earmarked for development projects located in the Inland Empire and Central Valley regions of California, areas that have been particularly hard hit by the real estate slowdown in California.
In addition to the downgrade of these loans, our credit policies and procedures also required us to increase the loan loss factors assigned to outstanding balances with direct exposure to the California residential market and increase the amount of specific reserves established for nine California residential construction loans to seven borrowers with an outstanding principal balance of $74.3 million.

The downgrade of the aforementioned loans, the increase in our California residential construction loan loss factor and the increase to our specific reserves described above resulted in an increase of $49.4 million to our Provision in the second half of 2007. Accordingly, our Provision increased to $53.0 million in 2007, compared to $1.4 million in 2006 and $3.9 million in 2005. We believe this increase was necessary to maintain the adequacy of the Allowance given the current credit risk inherent in our loan portfolio and the current risk composition of our outstanding balances. We continue to monitor our exposure to the California residential real estate market.  Further deterioration in this market or any other market that we serve, may require us to increase our Allowance, increase our Provision and may result in increased net charge-offs. We have reorganized our operations and retained outside real estate professionals to assist us with collections and work out plans for some of our California loans. Our plans may include potential loan restructures, note sales and/or asset sales.

Net loan charge-offs of $13.2 million in 2007 increased by $11.2 million over the net loans charge-offs of $2.0 million in 2006, which increased from $1.7 million in 2005. The increase in charge-offs recognized in 2007 was driven primarily by an increase in charge-offs in our real estate-construction portfolio due to the aforementioned deterioration in the California residential construction market and our commercial, financial and agricultural portfolio. The majority of commercial, financial and agricultural loan charge-offs were isolated to two borrowers totaling $4.9 million. Recoveries of $3.0 million in 2007 came primarily from consumer loans, which totaled $1.8 million, and commercial loans, which totaled $0.9 million.

The Allowance as a percentage of loans was 2.22% at year-end 2007, compared to 1.36% at year-end 2006 and 1.49% at year-end 2005. The increase in the Allowance in 2007 was again attributed to our exposure in the California residential construction market. General economic conditions do not always affect all borrowers in the same way or to the same extent, and there remains the risk that other borrowers in other sectors of the economy will experience problems resulting in increased delinquencies and charge-offs. Additionally, the local and national economies remain susceptible to global, national and local events which could adversely affect borrowers’ ability to repay their loans, collateral values, the level of nonperforming loans, net charge-offs, Provision and net income in the future.

Table 12 sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management’s risk assessment and estimated loss rate. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

Table 12. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
	for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
	and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)
Commercial, financial and
agricultural	$5,100	9.3%	$8,100	10.6%	$16,000	16.3%	$17,400	17.9%	$5,200	19.7%
Real estate:
Construction	60,800	29.5	19,400	29.6	8,400	19.1	3,400	11.7	1,700	9.8
Mortgage:
Residential	6,600	25.0	5,600	23.3	2,800	22.3	2,100	22.9	1,400	27.1
Commercial	10,500	29.8	9,600	30.1	16,600	35.7	15,200	39.9	13,900	38.6
Consumer	4,300	5.1	4,100	5.1	3,700	5.3	3,500	7.6	500	4.8
Leases	700	1.3	500	1.3	200	1.3	-	-	-	-
Unallocated	4,049	-	4,980	-	5,236	-	9,103	-	2,074	-
Total	$92,049	100.0%	$52,280	100.0%	$52,936	100.0%	$50,703	100.0%	$24,774	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2007 was consistent with that applied in 2006, although estimated loss rates were changed based on the averaging of historical loss experience and our assessment of inherent risks based on a consideration of the multitude of conditions and circumstances that affect the overall quality of the loan portfolio.

Allowance allocated to commercial loans at year-end 2007 totaled $5.1 million, or 1.3%, of total commercial loans, compared to $8.1 million, or 2.0%, of total commercial loans as of year-end 2006. The decrease in the allocated Allowance reflects the decrease in commercial loans outstanding and the relatively low net charge-offs experienced in the past several years.

Allowance allocated to construction loans totaled $60.8 million, or 5.0%, of construction loans at year-end 2007, compared to $19.4 million, or 1.7%, of construction loans outstanding at year-end 2006. The increase in the amount of Allowance allocated to construction loans is a direct result of the aforementioned market conditions in California. At year-end 2007, the Allowance allocated to our construction loan portfolio in California was approximately $55.5 million, or 8.8%, of our total California construction loan portfolio. Construction loans in general have a higher level of inherent risk as compared to other types of loans.

The allocated Allowance for residential mortgage loans was $6.6 million, or 0.6%, of related loans at year-end 2007, compared to $5.6 million, or 0.6%, at year-end 2006. The increase in the allocated Allowance reflects the increase in balances during the period.

Commercial mortgage loans were allocated an Allowance of $10.5 million, or 0.8%, of those loans at year-end 2007, increasing from $9.6 million, or 0.8%, of commercial mortgage loans at year-end 2006. The increase in allocated Allowance reflects the increase in balances during the year and the absence of commercial mortgage charge-offs during the past four years.

The allocated Allowance for consumer loans at year-end 2007 was $4.3 million, or 2.1%, of consumer loans, compared to $4.1 million, or 2.1%, of related loans a year ago.

We also allocated Allowance for leases of $0.7 million, or 1.3%, of total leases compared to $0.5 million, or 1.0%, of total leases as of year-end 2006. While we have not had extensive experience in our lease portfolio, which was acquired in 2004 primarily in conjunction with the CB Bancshares merger, we believe, based on our analysis of the lease portfolio, that there are inherent credit risks that we have recognized in our Allowance.

The unallocated portion of the Allowance decreased to $4.0 million as of year-end 2007, compared to $5.0 million in 2006, as more known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

Table 13 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$231	$3,934	$2,333	$3,713	$517
Real estate:
Construction	61,017	-	-	126	1,500
Mortgage:
- residential	-	5,024	5,995	1,529	-
- commercial	293	-	4,223	4,922	1,580
Consumer	-	-	-	-	-
Total nonaccrual loans	61,541	8,958	12,551	10,290	3,597
Other real estate	-	-	-	580	-
Total nonperforming assets	61,541	8,958	12,551	10,870	3,597
Accruing loans delinquent for 90 days or more
Commercial, financial & agricultural	18	88	99	23	80
Mortgage:
- residential	-	364	297	49	541
- commercial	586	-	7,081	-	29
Consumer	273	457	427	321	19
Leases	26	-	2	-	-
Total accruing loans delinquent for 90 days or more	903	909	7,906	393	669
Restructured loans still accruing interest
Commercial, financial & agricultural	-	-	285	273	-
Real estate:
Mortgage:
- commercial	-	-	418	428	-
Total restructured loans still accruing interest	-	-	703	701	-
Total nonperforming assets, accruing loans delinquent
for 90 days or more and restructured loans still
accruing interest	$62,444	$9,867	$21,160	$11,964	$4,266
Total nonperforming assets as a percentage of
loans and other real estate	1.48%	0.23%	0.35%	0.35%	0.25%
Total nonperforming assets and accruing loans delinquent
for 90 days or more as a percentage of loans and other
real estate	1.51%	0.25%	0.57%	0.36%	0.29%
Total nonperforming assets, accruing loans delinquent for
90 days or more and restructured loans still accruing
interest as a percentage of loans and other real estate	1.51%	0.25%	0.59%	0.38%	0.29%

Nonperforming assets, which includes nonaccrual loans and leases, foreclosed real estate and other nonperforming investments totaled $61.5 million at year-end 2007 compared to $9.0 million at year-end 2006 and $12.6 million at year-end 2005. Nonaccrual loans at December 31, 2007 includes one loan for $5.4 million which was classified as held for sale at December 31, 2007. The increase in nonperforming assets from year-end 2006 was primarily a result of nine residential construction loans totaling $61.0 million being placed on nonaccrual status during the second half of 2007. Four of these loans totaling $22.3 million were located in the Central Valley of California, two loans totaling $13.0 million were located in the Inland Empire area of California, one loan totaling $13.7 million was located in Contra Costa county in California, one loan totaling $8.7 million was located in the greater Los Angeles area of California and one loan totaling $3.3 million was located in the state of Washington. The increase in nonperforming assets was partially offset by the payoff of a $4.8 million nonaccrual residential mortgage loan and the charge-off of $2.9 million in commercial loans from a single borrower. Nonaccrual loans at December 31, 2006 included $3.5 million in commercial loans to a construction contractor and a $4.8 million residential mortgage loan that was subsequently paid off in 2007. In 2008, six loans to two borrowers in the California residential construction market were downgraded, resulting in approximately $35.7 million of additional nonaccrual loans in January 2008. We believe our loss exposure on nonaccrual loans has been adequately provided for in our Allowance as of December 31, 2007.

Accruing loans delinquent for 90 days or more at year-end 2007 totaled $0.9 million and remained relatively unchanged from the prior year. The accruing loans delinquent for 90 days or more at year-end 2007 represented small loans primarily less than $100,000 each in various stages of collection. Accounting policies related to nonperforming assets are discussed in Note 1 to the Consolidated Financial Statements.

Investment Portfolio

Table 14 sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2007		2006		2005
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S.
government agencies	$26,844	$80,102	$26,811	$98,000	$26,779	$118,059
U.S. Government sponsored entities
mortgage-backed securities	9,637	483,427	13,125	450,938	17,283	509,996
States and political subdivisions	9,643	148,138	15,259	145,682	27,781	123,534
Privately-issued mortgage-
backed securities	-	122,733	-	137,718	-	101,239
Other	-	730	10,009	816	-	614
Total	$46,124	$835,130	$65,204	$833,154	$71,843	$853,442

Investment securities totaled $881.3 million at December 31, 2007, decreasing by $17.1 million, or 1.9%, from the $898.4 million held at December 31, 2006, which decreased by $26.9 million, or 2.9%, over the $925.3 million at year-end 2005. The decrease in 2007 reflects the utilization of cash flows from the investment securities portfolio to fund loan growth in excess of deposit growth, as well as to fund the repurchase of the Company’s common stock.

Similar to 2006, in the fourth quarter of 2007, we repositioned our investment portfolio to reduce our net interest income volatility, as well as increasing our prospective earnings and net interest margin. We sold $119.0 million in available-for-sale investment securities with an average yield of 3.98% and a weighted average life of 1.3 years and reinvested the proceeds in a similar amount of new investment securities with an average yield of 5.43% and a weighted average life of 4.2 years. An after-tax loss of $1.0 million was recognized on the investment sale. In future periods we may continue to reposition our investment portfolio to reduce our net interest income volatility.

Maturity Distribution of Investment Portfolio

Table 15 sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2007.

Table 15. Maturity Distribution of Investment Portfolio

		Weighted
	Carrying	average
Portfolio Type and Maturity Grouping	value	yield (1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$26,844	3.48%
After one but within five years	-	-
After five but within ten years	-	-
After ten years	-	-
Total U.S. Treasury and other U.S. Government agencies	26,844	3.48
U.S. Government sponsored entities mortgage-backed securities:
Within one year	43	6.66
After one but within five years	686	6.89
After five but within ten years	8,768	3.91
After ten years	140	7.16
Total U.S. Government sponsored entities mortgage-backed securities	9,637	4.18
States and political subdivisions:
Within one year	2,841	6.00
After one but within five years	1,984	6.38
After five but within ten years	1,449	7.04
After ten years	3,369	7.35
Total States and political subdivisions	9,643	6.70
Total held-to-maturity portfolio	$46,124	4.30%
Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$-	-%
After one but within five years	70,015	4.88
After five but within ten years	10,087	5.30
After ten years	-	-
Total U.S. Treasury and other U.S. Government agencies	80,102	4.93
U.S. Government sponsored entities mortgage-backed securities:
Within one year	13	3.76
After one but within five years	14,817	4.52
After five but within ten years	63,974	3.79
After ten years	404,623	5.22
Total U.S. Government sponsored entities mortgage-backed securities	483,427	5.01
States and political subdivisions:
Within one year	3,902	6.92
After one but within five years	11,977	5.57
After five but within ten years	73,223	5.80
After ten years	59,036	5.90
Total States and political subdivisions	148,138	5.85
Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	123,463	5.48
Total Other	123,463	5.48
Total available-for-sale portfolio	$835,130	5.22%
Total investment securities	$881,254	5.17%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2007, the weighted average yield of the investment portfolio increased by 36 basis points to 5.17%. The increase in yield reflects the increase in market interest rates during the past year as well as the effects of the prior year investment portfolio repositioning.

Deposits

Our ability to raise low-cost funds is a principal contributor to our profitability and the primary source of funding is deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing quality customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

Despite operating in a very competitive market, we were able to grow total deposits to $4.0 billion at December 31, 2007, an increase of $158.2 million, or 4.1%, over the 2006 year-end balance of $3.8 billion, which increased by $202.2 million, or 5.6%, over the year-end 2005 balance of $3.6 billion. Noninterest-bearing demand deposits of $665.0 million at year-end 2007 increased by $4.0 million, or 0.6%, from 2006’s year-end balance of $661.0 million, which decreased by $70.0 million, or 9.6%, from the $731.0 million held at year-end 2005. Interest-bearing deposits at December 31, 2007 of $3.3 billion increased by $154.2 million, or 4.8%, over the $3.2 billion held at year-end 2006, which increased by $272.2 million, or 9.3%, compared to year-end 2005. Time deposits increased in 2007 as depositors sought the higher returns offered on our time deposit products. The majority of the increase in time deposits came from individual accounts with balances of $100,000 or more, which increased by $185.8 million, or 18.9%, in 2007.

During 2007, we again focused most of our marketing resources on our flagship Exceptional Checking and Exceptional Money Market Savings accounts, whose combined balances of $930.3 million at year-end 2007 increased by $49.7 million, or 5.6%, during the year. We also introduced two new deposit products called Remote Deposit Central ® and Choice Checking. Remote Deposit Central ® is a remote deposit service for business customers that allows them to deposit checks from the comfort of their office or home office. Our Choice Checking account is a checking account that allows customers to earn a time deposit like interest rate if certain requirements are met including direct deposits into the account, using a check card to pay for daily purchases and making payments online. Notwithstanding the efforts of our Exceptional campaigns and introduction of new deposit products, total core deposits (noninterest-bearing demand, interest-bearing demand and savings and time deposits under $100,000) decreased by $27.6 million, or 0.1%, during 2007, and the ratio of core deposits to total deposits declined to 70.8% at year-end 2007 from 74.4% at year-end 2006 and 77.3% at year-end 2005. The decrease in core deposit composition over the past two years coupled with the increase in time deposits reflects customers’ reallocation of idle funds into higher-yielding alternative investment products. We expect to continue our deposit growth strategy in 2008, focusing primarily on core deposits, through competitive pricing and more aggressive marketing and customer calling campaigns.

Table 16 sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rates paid on all categories of deposits increased in 2007 due to increases in market interest rates in the Hawaii deposit market. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 62 basis points in 2007, while savings and money market deposit rates increased by 46 basis points. The average rate paid on all deposits in 2007 increased to 2.43% from 1.95% in 2006 and 1.12% in 2005. The increases in average rates paid in 2007 and 2006 were attributable to strong competition for core deposits from other Hawaii financial institutions as well as from internet-based and other financial services companies located outside of Hawaii.

We expect deposit rates to decrease in 2008 in response to recent rate cuts by the U.S. Federal Reserve. The magnitude of rate movements in our deposit base will depend in large part on competitive pricing considerations and the level of deposit growth needed to support our lending activities.

Table 16. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$594,361	-%	$628,736	-%	$634,035	-%
Interest-bearing demand deposits	440,537	0.13	426,828	0.13	429,798	0.17
Savings and money market deposits	1,206,392	1.99	1,153,651	1.53	1,131,964	0.69
Time deposits	1,630,916	4.26	1,466,848	3.64	1,232,981	2.42
Total	$3,872,206	2.43%	$3,676,063	1.95%	$3,428,778	1.12%

Contractual Obligations

Table 17 sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2007.

Table 17. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$16,000	$-	$-	$-	$16,000
Long-term debt	271,780	257,771	252,534	133,934	916,019
Pension plan obligations	2,439	4,884	10,233	20,923	38,479
Operating leases	9,984	13,620	10,397	30,471	64,472
Purchase obligations	6,874	4,897	2,633	936	15,340
Total	$307,077	$281,172	$275,797	$186,264	$1,050,310

Components of short-term borrowings and long-term debt are discussed in Notes 10 and 11, respectively, to the Consolidated Financial Statements. Operating leases represent leases on bank premises as discussed in Note 16 to the Consolidated Financial Statements. Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan liabilities include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 14 to the Consolidated Financial Statements. In addition to the amounts shown in the table above, $3.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest of $1.2 million at December 31, 2007. There were no penalties relating to these unrecognized tax benefits at December 31, 2007.

Capital Resources

Shareholders’ equity totaled $674.4 million at December 31, 2007, a decrease of $63.7 million, or 8.6%, over the $738.1 million balance at year-end 2006, which increased by $61.9 million, or 9.2%, over year-end 2005. When expressed as a percentage of total assets, shareholders’ equity decreased to 11.87% at December 31, 2007, from 13.45% at December 31, 2006 and 12.91% at December 31, 2005.

Book value per share was $23.45, $24.04 and $22.22 at year-end 2007, 2006 and 2005, respectively. The decrease in 2007 was attributable to the reduction in net income resulting from the aforementioned increase in provision for loan and lease losses and the goodwill impairment charge relating to the goodwill associated with our Commercial Real Estate reporting segment. Partially offsetting the effects of the reduction in net income for 2007 was the repurchase and retirement of approximately 2.2 million shares of the Company’s common stock under repurchase plans at an aggregate cost of $54.9 million as we viewed the Company’s common stock to be an attractive investment alternative. The increase in 2006 was the result of the retention of earnings in excess of dividend payments.

The tangible equity ratio and tangible book value per share, which excludes the impact of goodwill and intangible assets, was 7.42% and $13.94, respectively, at year-end 2007, as compared to 7.90% and $13.26, respectively, at year-end 2006.

Dividends declared in 2007 totaled $0.98 per share, or $29.6 million, compared to $0.88 per share, or $26.9 million, in 2006 and $0.73 per share, or $21.9 million, in 2005. The dividend payout ratio (dividends declared per share divided by basic earnings per share) was 515.79%, 33.85% and 30.17% for 2007, 2006 and 2005, respectively. Despite the decrease in our earnings per share in 2007, we were still able to increase our dividend level from the prior year. The increase in per share dividends paid in 2007 and 2006 reflects our goal of maintaining a dividend payout ratio and dividend yield that is competitive with our peers.

The objective of our capital policy is to maintain a level of capital that will support future growth opportunities and ensure that regulatory guidelines and industry standards are met. For a discussion regarding the FRB and FDIC regulations relating to capital adequacy, see “BUSINESS—Supervision and Regulation—Capital Standards” in Part I, Item 1 of this Annual Report on Form 10-K. Our capital ratios, including those of our subsidiary bank, as of December 31, 2007 and 2006 are discussed in Note 25 to the Consolidated Financial Statements. Capital levels at December 31, 2007 exceeded all minimum regulatory requirements.

CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V collectively issued $105.0 million in floating-rate securities. All five trusts are wholly owned subsidiaries of our holding company. The securities are reported as long-term debt on the balance sheet and terms of the securities issued are described in greater detail in Note 11 to the Consolidated Financial Statements. The FRB has determined that certain cumulative preferred securities, such as the securities described above, qualify as minority interest and may be included in Tier 1 capital, up to certain limits.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

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

Table 18 sets forth information regarding our interest rate sensitivity gap at December 31, 2007. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 18. Rate Sensitivity of Assets, Liabilities and Shareholders’ Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$241	$-	$-	$-	$-	$-	$241
Federal funds sold	2,800	-	-	-	-	-	2,800
Investment securities	101,805	59,839	159,867	285,277	274,867	(401)	881,254
Loans held for sale	37,572	-	-	-	-	-	37,572
Loans and leases	1,974,378	263,863	424,131	815,579	607,828	55,926	4,141,705
Federal Home Loan Bank stock	-	-	-	-	-	48,797	48,797
Other assets	-	-	-	-	-	568,017	568,017
Total assets	$2,116,796	$323,702	$583,998	$1,100,856	$882,695	$672,339	$5,680,386
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$665,034	$665,034
Interest-bearing deposits	2,501,951	526,380	236,205	63,595	9,554	-	3,337,685
Short-term borrowings	15,000	-	1,000	-	-	-	16,000
Long-term debt	514,844	30,375	10,564	232,303	127,933	-	916,019
Other liabilities	-	-	-	-	-	71,245	71,245
Shareholders' equity	-	-	-	-	-	674,403	674,403
Total liabilities and shareholders' equity	$3,031,795	$556,755	$247,769	$295,898	$137,487	$1,410,682	$5,680,386
Interest rate sensitivity gap	$(914,999)	$(233,053)	$336,229	$804,958	$745,208	$(738,343)	$-
Cumulative interest rate sensitivity gap	$(914,999)	$(1,148,052)	$(811,823)	$(6,865)	$738,343	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2007, over a one-year horizon, assuming no balance sheet growth and given both a 200-basis point, or bp, upward and 200bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	0.68%
−200bp	(3.20)%

Table 19. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$241	$-	$-	$-	$-	$-	$241	$241
Weighted average interest rates	4.18%	0.00%	0.00%	0.00%	0.00%	0.00%	4.18%
Federal funds sold	$2,800	$-	$-	$-	$-	$-	$2,800	$2,800
Weighted average interest rates	4.56%	0.00%	0.00%	0.00%	0.00%	0.00%	4.56%
Fixed rate investments	$317,928	$172,800	$104,955	$61,817	$60,983	$151,171	$869,654	$869,959
Weighted average interest rates	4.88%	4.92%	4.95%	5.01%	5.03%	4.74%	4.89%
Variable rate investments	$2,528	$1,931	$1,474	$1,130	$865	$2,774	$10,702	$10,518
Weighted average interest rates	3.88%	3.14%	2.30%	2.07%	2.12%	2.65%	2.87%
Equity investments	$-	$-	$-	$-	$-	$898	$898	$730
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate loans	$451,596	$218,701	$143,531	$105,275	$97,288	$236,180	$1,252,571	$1,265,338
Weighted average interest rates	6.03%	6.87%	6.97%	6.79%	6.68%	6.57%	6.50%
Variable rate loans	$1,661,312	$461,780	$256,269	$128,085	$128,683	$290,577	$2,926,706	$2,831,406
Weighted average interest rates	6.87%	6.14%	5.93%	6.05%	5.70%	5.82%	6.48%
Federal Home Loan Bank stock	$-	$-	$-	$-	$-	$48,797	$48,797	$48,797
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.77%	0.77%
Total - December 31, 2007	$2,436,405	$855,212	$506,229	$296,307	$287,819	$730,397	$5,112,369	$5,029,789
Total - December 31, 2006	$1,868,133	$965,070	$556,025	$352,597	$264,487	$819,449	$4,825,761	$4,762,172
Interest-sensitive liabilities
Interest-bearing demand and
savings deposits	$1,640,030	$-	$-	$-	$-	$-	$1,640,030	$1,640,030
Weighted average interest rates	1.04%	0.00%	0.00%	0.00%	0.00%	0.00%	1.04%
Time deposits	$1,623,364	$51,845	$12,893	$3,293	$6,244	$16	$1,697,655	$1,698,013
Weighted average interest rates	3.99%	3.67%	3.37%	3.57%	3.90%	3.15%	3.97%
Short-term borrowings	$16,000	$-	$-	$-	$-	$-	$16,000	$16,013
Weighted average interest rates	4.28%	0.00%	0.00%	0.00%	0.00%	0.00%	4.28%
Long-term debt	$271,780	$116,406	$141,365	$51,304	$201,229	$133,935	$916,019	$897,009
Weighted average interest rates	3.71%	3.98%	4.02%	4.98%	2.22%	5.98%	3.87%
Total - December 31, 2007	$3,551,174	$168,251	$154,258	$54,597	$207,473	$133,951	$4,269,704	$4,251,065
Total - December 31, 2006	$3,184,841	$377,065	$152,518	$96,652	$55,810	$136,067	$4,002,953	$3,979,287

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including: the magnitude and timing of interest rate changes, prepayments on loans and investment securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cashflows and others.

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

At December 31, 2007, holdings of shorter-term interest-sensitive assets and liabilities increased relative to year-end 2006 primarily due to increases in our variable rate loan portfolio resulting from loan growth and time deposits as customers sought higher returns. Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing our liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and to participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to trends of loan demand and deposit growth on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. During 2007, our overall liquidity position declined as loan growth exceeded the increase in deposits and as we increased our level of common stock repurchases.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a steady source of funds during the past three years. Cash provided by operating activities totaled $80.0 million in 2007, $117.8 million in 2006 and $42.4 million in 2005. The primary source of cash provided by operating activities continues to be our net income, excluding non-cash items.

Investing activities have resulted in a use of cash in each of the last three years. Net cash used in investing activities totaled $323.3 million in 2007, $315.5 million in 2006 and $531.0 million in 2005. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2007, net loan originations accounted for $294.6 million of cash used, compared to $294.0 million in 2006 and $423.3 million in 2005. Net proceeds from sales and maturities of investment securities totaled $27.8 million in 2007 and $23.1 million in 2006 compared to net purchases of investment securities of $92.6 million in 2005. Investing activities in 2007 and 2006 also included purchases of bank-owned life insurance policies totaling $25.0 million and $30.0 million, respectively.  Investing activities in 2005 included the cash consideration paid in the HHL acquisition, net of cash and cash equivalents held by that entity at the time of the acquisition.

Cash provided by financing activities totaled $189.8 million in 2007, $168.7 million in 2006 and $489.9 million in 2005. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit growth resulted in cash inflows of $158.2 million in 2007, $202.2 million in 2006 and $315.1 million in 2005. Cash flows from the issuance of long-term debt, net of repayments thereon, totaled $176.6 million in cash inflows in 2007 compared to $7.8 million in cash outflows in 2006 and $163.9 million in cash inflows in 2005. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth during the period. Capital transactions, primarily dividends and the issuance or repurchase of common stock, required cash outflows of $81.8 million and $22.3 million in 2007 and 2006, respectively, and provided cash inflows of $45.1 million in 2005. Proceeds from the sale of common stock in 2005 included $64.2 million generated from a common stock offering of 2.0 million shares.

We expect that loan demand in 2008 will approximate deposit growth, resulting in limited additional liquidity needs. Alternative funding sources, which include the Federal Home Loan Bank of Seattle, secured repurchase agreements, federal funds borrowings, brokered certificates of deposit and the Federal Reserve Bank, are available to meet our liquidity needs.

For the holding company on a stand-alone basis, the primary uses of funds in 2007 included share repurchases totaling $54.9 million and dividend payments which totaled $29.6 million. The primary source of funds in 2007 was dividends received from Central Pacific Bank. Other sources of funds in the past have included $64.2 million in proceeds from the common stock offering in 2005.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 21 to the Consolidated Financial Statements. In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

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

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 13 to the consolidated financial statements, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, in 2006. As discussed in note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 29, 2008

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$79,088	$129,715
Interest-bearing deposits in other banks	241	5,933
Federal funds sold	2,800	-
Investment securities:
Held to maturity, at amortized cost (fair value of $46,077 at December 31, 2007
and $64,249 at December 31, 2006)	46,124	65,204
Available for sale, at fair value	835,130	833,154
Total investment securities	881,254	898,358
Loans held for sale	37,572	26,669
Loans and leases	4,141,705	3,846,004
Allowance for loan and lease losses	(92,049)	(52,280)
Net loans and leases	4,049,656	3,793,724
Premises and equipment	82,841	77,341
Accrued interest receivable	26,041	26,269
Investment in unconsolidated subsidiaries	17,404	12,957
Goodwill	244,702	298,996
Core deposit premium	28,750	31,898
Mortgage servicing rights	11,222	11,640
Bank-owned life insurance	131,454	102,394
Federal Home Loan Bank stock	48,797	48,797
Other assets	38,564	22,501
Total assets	$5,680,386	$5,487,192
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$665,034	$661,027
Interest-bearing demand	461,175	438,943
Savings and money market	1,178,855	1,205,271
Time	1,697,655	1,539,242
Total deposits	4,002,719	3,844,483
Short-term borrowings	16,000	79,308
Long-term debt	916,019	740,189
Minority interest	13,104	13,130
Other liabilities	58,141	71,943
Total liabilities	5,005,983	4,749,053
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 28,756,647 shares at December 31, 2007 and 30,709,389
shares at December 31, 2006	403,304	430,904
Surplus	54,669	51,756
Retained earnings	222,644	270,624
Accumulated other comprehensive loss	(6,214)	(15,145)
Total shareholders' equity	674,403	738,139
Total liabilities and shareholders' equity	$5,680,386	$5,487,192

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$308,720	$279,246	$222,841
Interest and dividends on investment securities:
Taxable interest	34,721	34,775	34,058
Tax-exempt interest	5,420	5,080	5,281
Dividends	247	538	278
Interest on deposits in other banks	170	550	349
Interest on Federal funds sold and securities purchased under agreements to resell	306	143	171
Dividends on Federal Home Loan Bank stock	293	49	272
Total interest income	349,877	320,381	263,250
Interest expense:
Interest on deposits:
Demand	556	566	730
Savings and money market	23,950	17,684	7,859
Time	69,467	53,419	29,797
Interest on short-term borrowings	1,616	2,197	1,858
Interest on long-term debt	42,390	35,666	26,333
Total interest expense	137,979	109,532	66,577
Net interest income	211,898	210,849	196,673
Provision for loan and lease losses	53,001	1,350	3,917
Net interest income after provision for loan and lease losses	158,897	209,499	192,756
Other operating income:
Service charges on deposit accounts	14,167	14,408	11,782
Other service charges and fees	13,178	12,188	11,234
Income from bank-owned life insurance	5,821	3,989	2,205
Gains on sales of loans	5,389	4,863	4,913
Income from fiduciary activities	3,566	2,915	2,431
Loan placement fees	1,079	1,767	1,780
Fees on foreign exchange	721	765	787
Equity in earnings of unconsolidated subsidiaries	703	576	767
Investment securities gains (losses)	(1,715)	(1,510)	1,550
Other	2,895	3,195	3,553
Total other operating income	45,804	43,156	41,002
Other operating expense:
Salaries and employee benefits	62,562	73,211	64,963
Goodwill impairment	48,000	-	-
Net occupancy	10,408	9,218	9,666
Legal and professional services	9,137	8,575	8,014
Equipment	5,228	4,864	4,873
Communication expense	4,266	4,642	4,174
Computer software expense	3,360	2,818	2,798
Amortization of core deposit premium	3,148	3,897	6,266
Advertising expense	2,582	2,569	2,347
Amortization of mortgage servicing rights	1,844	2,223	1,844
Other	26,021	20,146	19,827
Total other operating expense	176,556	132,163	124,772
Income before income taxes	28,145	120,492	108,986
Income taxes	22,339	41,312	36,527
Net income	$5,806	$79,180	$72,459
Per share data:
Basic earnings per share	$0.19	$2.60	$2.42
Diluted earnings per share	0.19	2.57	2.38
Cash dividends declared	0.98	0.88	0.73

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 & 2005

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Loss	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2004	$360,550	$45,848	$167,801	$(174)	$(6,163)	$567,862
Components of comprehensive income:
Net income	-	-	72,459	-	-	72,459
Net change in unrealized gain (loss) on investment
securities, net of taxes of $(6,410)	-	-	-	-	(9,600)	(9,600)
Minimum pension liability adjustment, net of taxes of ($449)	-	-	-	-	(176)	(176)
Comprehensive income						62,683
Cash dividends ($0.73 per share)	-	-	(21,850)	-	-	(21,850)
2,012,500 shares issued in conjunction with common
stock offering	64,210	-	-	-	-	64,210
254,005 shares of common stock issued in conjunction
with stock option exercises	2,832	-	-	-	-	2,832
1,494 shares of common stock purchased by directors'
deferred compensation plan	(49)	-	-	-	-	(49)
2,893 shares of common stock repurchased	(37)	-	(69)	-	-	(106)
13,855 shares of deferred stock awards granted	506	-	-	(506)	-	-
Amortization of vested stock awards	-	-	-	68	-	68
Tax impact of stock options exercised	-	584	-	-	-	584
Balance at December 31, 2005	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234
Components of comprehensive income:
Net income	-	-	79,180	-	-	79,180
Net change in unrealized gain (loss) on investment
securities, net of taxes of $137	-	-	-	-	258	258
Minimum pension liability adjustment, net of taxes of $556	-	-	-	-	883	883
Comprehensive income						80,321
Adjustment to initially apply SFAS No. 158, net of taxes $(231)	-	-	-	-	(347)	(347)
Cash dividends ($0.88 per share)	-	-	(26,897)	-	-	(26,897)
262,117 shares of common stock issued in conjunction
with stock option exercises	3,658	-	-	-	-	3,658
1,156 shares of common stock purchased by directors'
deferred compensation plan	(43)	-	-	-	-	(43)
10,410 shares of common stock issued under stock plans	-	260	-	-	-	260
Share-based compensation	-	3,478	-	-	-	3,478
Reclassification of share-based plans	(723)	665	-	612	-	554
Tax impact of stock options exercised	-	921	-	-	-	921
Balance at December 31, 2006	$430,904	$51,756	$270,624	$-	$(15,145)	$738,139
Components of comprehensive income:
Net income	-	-	5,806	-	-	5,806
Net change in unrealized gain (loss) on investment
securities, net of taxes of $6,020	-	-	-	-	9,001	9,001
Minimum pension liability adjustment, net of taxes of $(50)	-	-	-	-	(70)	(70)
Comprehensive income						14,737
Cash dividends ($0.98 per share)	-	-	(29,631)	-	-	(29,631)
177,745 shares of common stock issued in conjunction with
with stock option exercises and restricted stock awards	2,182	-	-	-	-	2,182
1,400 shares of common stock purchased by directors'
deferred compensation plan	(43)	-	-	-	-	(43)
2,156,000 shares of common stock repurchased	(30,269)	-	(24,636)	-	-	(54,905)
Cumulative effect of change in accounting principal	-	-	481	-	-	481
18,259 shares of common stock issued under stock plans	530	-	-	-	-	530
Share-based compensation	-	2,857	-	-	-	2,857
Tax impact of stock options exercised	-	56	-	-	-	56
Balance at December 31, 2007	$403,304	$54,669	$222,644	$-	$(6,214)	$674,403

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2007, 2006 & 2005

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Loss	Total
	(Dollars in thousands, except per share data)
Disclosure of reclassification amount:
Year ended December 31, 2005:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities
during period, net of taxes of $(6,349)	$-	$-	$-	$-	$(9,505)	$(9,505)
Reclassification adjustment for losses included in
net income, net of taxes of $(63)	-	-	-	-	(95)	(95)
Net change in unrealized gain (loss) on investment securities	$-	$-	$-	$-	$(9,600)	$(9,600)
Year ended December 31, 2006:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities
during period, net of taxes of $1,029	$-	$-	$-	$-	$1,589	$1,589
Reclassification adjustment for losses included in
net income, net of taxes of $(890)	-	-	-	-	(1,331)	(1,331)
Net change in unrealized gain (loss) on investment securities	$-	$-	$-	$-	$258	$258
Year ended December 31, 2007:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities
during period, net of taxes of $7,402	$-	$-	$-	$-	$11,065	$11,065
Reclassification adjustment for losses included in
net income, net of taxes of $(1,382)	-	-	-	-	(2,064)	(2,064)
Net change in unrealized gain (loss) on investment securities	$-	$-	$-	$-	$9,001	$9,001

See accompanying notes to consolidated financial statements.

 CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,806	$79,180	$72,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	53,001	1,350	3,917
Goodwill impairment	48,000	-	-
Depreciation and amortization	7,161	6,597	6,377
Amortization of intangible assets	4,992	6,120	8,266
Net amortization of deferred stock awards	-	-	68
Net amortization of investment securities	2,566	2,757	3,642
Deferred income tax expense (benefit)	(20,973)	(3,421)	7,682
Share-based compensation	2,857	3,478	-
Net loss (gain) on investment securities available for sale	1,715	1,510	(1,550)
Net gain on sale of loans	(5,389)	(4,863)	(5,811)
Proceeds from sales of loans held for sale	965,649	520,913	470,530
Originations of loans held for sale	(971,163)	(482,181)	(507,521)
Tax benefits from share-based compensation	(56)	(921)	-
Equity in earnings of unconsolidated subsidiaries	(703)	(576)	(767)
Increase in cash surrender value of bank-owned life insurance	(5,834)	(4,068)	(2,196)
Net increase in other assets and liabilities	(7,597)	(8,104)	(12,713)
Net cash provided by operating activities	80,032	117,771	42,383
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	18,975	6,326	28,788
Proceeds from sales of investment securities available for sale	117,714	107,483	121,651
Proceeds from maturities of and calls on investment securities available for sale	815,750	741,865	685,381
Purchases of investment securities available for sale	(924,595)	(832,620)	(928,386)
Net loan originations	(294,597)	(293,970)	(423,330)
Purchases of loans and loan portfolios	(13,721)	-	-
Purchase of bank-owned life insurance	(25,000)	(30,000)	-
Proceeds from bank-owned life insurance	1,774	-	-
Purchases of premises and equipment	(12,660)	(11,370)	(5,145)
Distributions from unconsolidated subsidiaries	630	767	536
Contributions to unconsolidated subsidiaries	(7,109)	(3,040)	(2,230)
Acquisition of Hawaii HomeLoans, Inc., net of cash acquired	(468)	(975)	(8,300)
Net cash used in investing activities	(323,307)	(315,534)	(531,035)
Cash flows from financing activities:
Net increase in deposits	158,236	202,239	315,124
Proceeds from long-term debt	250,000	225,000	200,000
Repayments of long-term debt	(73,404)	(232,824)	(36,099)
Net decrease in short-term borrowings	(63,308)	(3,426)	(34,166)
Cash dividends paid	(29,631)	(26,897)	(21,850)
Tax benefits from share-based compensation	56	921	-
Proceeds from common stock offering	-	-	64,210
Repurchases of common stock	(54,905)	-	(106)
Proceeds from stock option exercises	2,712	3,658	2,832
Net cash provided by financing activities	189,756	168,671	489,945
Net increase (decrease) in cash & cash equivalents	(53,519)	(29,092)	1,293
Cash and cash equivalents:
At beginning of period	135,648	164,740	163,447
At end of period	$82,129	$135,648	$164,740
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$135,702	$104,356	$61,792
Income taxes	38,261	47,223	25,443
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$43	$43	$49

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank (“CPB,” “our bank” or “the bank”), is a full-service commercial bank with a combined 38 banking offices located throughout the state of Hawaii at December 31, 2007. The bank engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. & Subsidiaries (consolidated). When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis.

The banking business depends on rate differentials, the difference between the interest rates paid on deposits and other borrowings and the interest rates received on loans extended to customers and investment securities held in the bank’s portfolio. These rates are highly sensitive to many factors that are beyond our control. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We acquired CB Bancshares, Inc. (“CBBI”) on September 15, 2004 and Hawaii HomeLoans (“HHL”), which is now known as Central Pacific HomeLoans (“CPHL”), on August 17, 2005. The results of operations of CBBI and CPHL are included in the consolidated financial statements from their respective acquisition dates.

We have a 50% ownership interest in each of the following mortgage brokerage companies: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC; Hawaii Resort Lending, LLC and Laulima Financial, LLC. These investments are accounted for using the equity method and are included in Investment in Unconsolidated Subsidiaries.

We also have minority equity investments in affiliates that are accounted for under the cost method and are included in Investment in Unconsolidated Subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Reported amounts subject to significant estimates and assumptions include the allowance and provision for loan and lease losses, reserves for unfunded commitments, goodwill and other intangible assets and the related amortization thereon, deferred income tax assets and income tax expense, and pension liability and expense. Actual results could differ from those estimates.

Reclassifications and Corrections

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2007 presentation. Such reclassifications had no effect on the Company’s reported net income or shareholders’ equity.

In 2007, we performed a thorough review and reconciliation of all income tax related accounts and identified certain errors which resulted in an overstatement of income tax expense reported in prior periods. Certain of these errors related to pre-acquisition contingencies with respect to our merger with CBBI in 2004. The errors that were not related to our merger with CBBI were corrected in the fourth quarter of 2007, which resulted in a $2.0 million income tax benefit in the current year (see Note 26). The errors that were related to our merger with CBBI in 2004 were corrected by revising the consolidated financial statements for the year ended December 31, 2006, resulting in an increase to goodwill of $1.1 million at December 31, 2006. We believe that the effects of these adjustments were not material to our consolidated financial statements in any of the periods presented.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as held to maturity, trading or available for sale. Securities are designated as held to maturity only if we have the positive intent and ability to hold these securities to maturity. Held to maturity debt securities are reported at amortized cost. Trading securities, of which we had none at December 31, 2007 and 2006, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive loss.

We use current quotations, where available, to estimate the fair value of investment securities. Where current quotations are not available, we estimate fair value based on the present value of expected future cash flows. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in other operating income. Realized gains and losses on the sale of investment securities are recorded in other operating income using the specific identification method.

We amortize premiums and accrete discounts associated with investment securities using the interest method over the life of the respective security instrument.

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

Interest income on loans is recognized on an accrual basis. Loans are placed on nonaccrual status when interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectibility of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

Leases

We provide equipment financing to our customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease terms by methods that approximate the interest method.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is established through provisions for loan and lease losses (“Provision”) charged against income. Loans, to the extent deemed uncollectible, are charged off against the Allowance and all interest previously accrued but not collected is reversed against current period interest income. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

The Allowance is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Our methodology for determining the adequacy of the Allowance takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets in which we operate. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. Such agencies may require that we recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

We consider current information and events regarding our borrowers’ ability to repay their obligations and treat a loan as impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Impairment losses are included in the Allowance through a charge to the Provision.

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

Reserves for unfunded commitments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing their respective fair values with their respective carrying values. Fair value is determined using the market approach, which is based on market multiples of similar businesses, and a discounted cash flow methodology. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year.

Other intangible assets include core deposit premiums and mortgage servicing rights and are carried at the lower of amortized cost or fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Core deposit premiums are amortized on an accelerated basis over a 14-year period. Mortgage servicing rights are recorded when loans are sold with servicing rights retained, thereby creating a right to receive loan servicing fees. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income during the period in which it occurs. Mortgage servicing rights are amortized over the period of estimated net servicing income.

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

Share Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based on their respective grant-date fair values. We elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation expense recognized beginning in 2006 includes (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as adjusted for estimated forfeitures and (b) compensation expense for all share-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards, which is generally the vesting period.

Prior to January 1, 2006, as permitted by SFAS 123, we accounted for its share-based payment plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, whereby compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income if necessary. If our estimates of future taxable income were reduced or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings. Our continuing practice is to recognize interest and penalties related to income tax matters in interest expense and other expense, respectively.

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

Forward Foreign Exchange Contracts

We are periodically a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange.

Derivatives and Hedging Activities

We recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the fair value of an identified asset or liability (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an identified asset or liability (“cash flow hedge”) or (3) a transaction not qualifying for hedge accounting (“free standing derivative”). For a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability, attributable to the hedged risk, are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative, to the extent that it is effective, is recorded in other comprehensive income. These changes in fair value are subsequently reclassified to net income in the same period(s) that the hedged transaction affects net income in the same financial statement category as the hedged item. For free standing derivatives, changes in fair values are reported in current period other operating income.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized a net decrease of $5.3 million in the liability for uncertain tax positions, of which, $0.5 million was accounted for as an increase to beginning retained earnings, $5.3 million was accounted for as a decrease to goodwill and $0.5 million was recorded as a decrease in other liabilities.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. The pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, the statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we plan to adopt SFAS 157 on January 1, 2008. We are currently evaluating the impact that SFAS 157 may have on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008 and the adoption had no material impact on our consolidated financial statements.

In March 2007, the FASB ratified EITF No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12 “Omnibus Opinion-1967” (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. We are required to adopt EITF 06-10 effective January 1, 2008 and we are currently assessing the impact of this pronouncement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

2.	BUSINESS COMBINATIONS

CB Bancshares, Inc.

In connection with our merger with CBBI on September 15, 2004, we recorded liabilities totaling $17.6 million for estimated costs to exit certain CBBI facilities and operations. These liabilities, net of tax, were included in the cost of the merger, resulting in an increase to goodwill. The following table sets forth information related to the exit and restructuring costs accrued:

		Lease		Contract
		termination	Asset	termination
	Severance	costs	write-offs	costs	Total
	(Dollars in thousands)

Balance as of December 31, 2005	$63	$9,310	$983	$388	$10,744
Adjustments to estimates	-	(1,029)	-	-	(1,029)
Payments	(63)	(3,269)	(712)	(69)	(4,113)
Balance as of December 31, 2006	-	5,012	271	319	5,602
Adjustments to estimates	-	536	(271)	(319)	(54)
Payments	-	(2,790)	-	-	(2,790)
Balance as of December 31, 2007	$-	$2,758	$-	$-	$2,758

Hawaii HomeLoans, Inc.

Pursuant to the Agreement of Acquisition by and between Central Pacific Bank and HHL, we completed the acquisition of HHL on August 17, 2005 for approximately $8.3 million, net of cash acquired. The Agreement of Acquisition provides for additional purchase consideration resulting from earnout and overage provisions tied to future mortgage loan origination volumes. During 2007 and 2006, we made earnout payments of approximately $0.5 million and $1.0 million, respectively, in accordance with the provisions of the Agreement of Acquisition. Additional cash consideration may be paid over the next year as a result of the earnout and overage provisions.

3.	RESERVE REQUIREMENTS

Central Pacific Bank is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2007 and 2006 was $60.8 million and $66.1 million, respectively.

4.	INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
2007
Held to Maturity:
U.S. Government sponsored entities debt securities	$26,844	$-	$(68)	$26,776
U.S. Government sponsored entities mortgage-backed securities	9,637	9	(41)	9,605
States and political subdivisions	9,643	53	-	9,696
Total	$46,124	$62	$(109)	$46,077
Available for Sale:
U.S. Government sponsored entities debt securities	$79,563	$539	$-	$80,102
U.S. Government sponsored entities mortgage-backed securities	484,012	1,644	(2,229)	483,427
States and political subdivisions	147,559	1,251	(672)	148,138
Privately-issued mortgage-backed securities	123,499	401	(1,167)	122,733
Other	898	-	(168)	730
Total	$835,531	$3,835	$(4,236)	$835,130
2006
Held to Maturity:
U.S. Government sponsored entities debt securities	$26,811	$-	$(652)	$26,159
U.S. Government sponsored entities mortgage-backed securities	13,125	3	(403)	12,725
States and political subdivisions	15,259	107	-	15,366
Other	10,009	-	(10)	9,999
Total	$65,204	$110	$(1,065)	$64,249
Available for Sale:
U.S. Government sponsored entities debt securities	$99,280	$7	$(1,287)	$98,000
U.S. Government sponsored entities mortgage-backed securities	463,298	50	(12,410)	450,938
States and political subdivisions	145,086	1,162	(566)	145,682
Privately-issued mortgage-backed securities	140,193	-	(2,475)	137,718
Other	719	97	-	816
Total	$848,576	$1,316	$(16,738)	$833,154

The amortized cost and estimated fair value of investment securities at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$29,685	$29,650
Due after one year through five years	1,984	1,998
Due after five years through ten years	1,449	1,455
Due after ten years	3,369	3,369
Mortgage-backed securities	9,637	9,605
Total	$46,124	$46,077
Available for Sale
Due in one year or less	$3,822	$3,902
Due after one year through five years	81,371	81,992
Due after five years through ten years	82,724	83,310
Due after ten years	59,205	59,036
Mortgage-backed securities	607,511	606,160
Other	898	730
Total	$835,531	$835,130

Proceeds from sales of investment securities available for sale were $117.7 million, $107.5 million and $121.7 million in 2007, 2006 and 2005, respectively, resulting in gross realized gains of $3.4 million in 2005 and gross realized losses of $1.7 million, $1.5 million and $1.8 million in 2007, 2006 and 2005, respectively. There were no gross realized gains in 2007 or 2006.

Investment securities of $585.2 million and $552.9 million at December 31, 2007 and 2006, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

In 2007, we completed a repositioning of our investment securities portfolio to reduce interest income volatility and improve our net interest margin. In connection with the repositioning, we sold $119.4 million in available-for-sale investment securities with an average tax equivalent yield of 3.98% and a weighted average life of 1.3 years and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.43% and a weighted average life of 4.2 years. As a result of the sale, we recognized net losses of $1.7 million.

In 2006, we completed a similar repositioning of our investment securities portfolio for interest rate management purposes. In connection with that repositioning, we sold $108.9 million in available-for-sale investment securities with an average tax equivalent yield of 3.61% and a weighted average life of 1.1 years and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.61% and a weighted average life of 7.5 years. As a result of the sale, we recognized net losses of $1.5 million.

Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2007 and 2006. There were a total of 126 and 179 securities in an unrealized loss position at December 31, 2007 and 2006, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At December 31, 2007:
U.S. Government sponsored entities
debt securities	$-	$-	$26,776	$(68)	$26,776	$(68)
U.S. Government sponsored entities
mortgage-backed securities	21,479	(348)	25,013	(324)	46,492	(672)
Privately issued mortgage-backed securities	44,436	(93)	200,045	(2,177)	244,481	(2,270)
States and political subdivisions	20	-	81,307	(1,167)	81,327	(1,167)
Other	730	(168)	-	-	730	(168)
Total temporarily impaired securities	$66,665	$(609)	$333,141	$(3,736)	$399,806	$(4,345)
At December 31, 2006:
U.S. Government sponsored entities
debt securities	$29,884	$(107)	$79,282	$(1,832)	$109,166	$(1,939)
U.S. Government sponsored entities
mortgage-backed securities	41,604	(544)	400,770	(12,269)	442,374	(12,813)
Privately issued mortgage-backed securities	39,741	(370)	87,224	(2,105)	126,965	(2,475)
States and political subdivisions	15,289	(63)	28,522	(503)	43,811	(566)
Corporate bonds	-	-	9,999	(10)	9,999	(10)
Total temporarily impaired securities	$126,518	$(1,084)	$605,797	$(16,719)	$732,315	$(17,803)

The declines in market value were primarily attributable to changes in interest rates and not credit quality. Because we have the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired.

U.S. Government Sponsored Entities Debt Securities

The unrealized losses on our investment in debt securities issued by U.S. Government sponsored entities were caused by increases in market interest rates. All debt securities issued by U.S. Government sponsored entities are rated AAA according to Standard & Poor’s (“S&P”) and/or Moody’s. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

U.S. Government Sponsored Entities Mortgage-Backed Securities

The unrealized losses on our investment in U.S. Government sponsored entities mortgage-backed securities were caused by increases in current market interest rates. All mortgage-backed securities issued by U.S. Government sponsored entities are rated AAA by S&P and/or Moody’s and contractual cash flows of these investments are guaranteed by an agency of the U.S. Government.

Privately Issued Mortgage-Backed Securities

The unrealized losses on our investment in privately issued mortgage-backed securities were caused by increases in current market interest rates. All privately issued mortgage-backed securities are rated AAA by S&P and/or Moody’s and contractual cash flows of these investments are guaranteed by an over-collateralized pool of assets determined by the issuer.

State and Political Subdivisions

Unrealized losses on our investment in state and political subdivision municipal securities were caused by increases in current market interest rates. All municipal securities with unrealized losses are rated AA or better by S&P and/or Moody’s and the Company expects full repayment at maturity.

Other

Unrealized losses relate primarily to equity securities held under our Director’s Deferred Compensation Plan which have declined in value during the year.

Corporate Bonds

At December 31, 2006, the unrealized loss in corporate bonds related to one $10.0 million investment. The unrealized loss was primarily caused by changes in current market interest rates and a downgrade in ratings in 2005 from AAA to AA+ according to S&P. The contractual terms of this investment does not permit the settlement of the security at a price less than the amortized cost of the investment and the investment subsequently matured in 2007.

5.	LOANS

Loans, excluding loans held for sale, consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, financial & agricultural	$385,521	$405,046
Real estate:
Construction	1,226,138	1,144,680
Mortgage - residential	1,036,779	898,932
Mortgage - commercial	1,243,383	1,165,267
Consumer	209,166	195,436
Leases	53,303	50,741
	4,154,290	3,860,102
Less unearned income	(12,585)	(14,098)
Total	$4,141,705	$3,846,004

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$2,031	$1,928
Additions	2,022	1,388
Repayments	(1,904)	(1,285)
Balance, end of year	$2,149	$2,031

Impaired loans requiring an allowance for loan and lease losses at December 31, 2007 and 2006 (see Note 6 for related allowance for loan and lease losses for impaired loans) amounted to $74.3 million and $4.5 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. At December 31, 2007, there were no impaired loans that did not require an allowance for loan and lease losses while at December 31, 2006, impaired loans not requiring an allowance for loan and lease losses amounted to $7.2 million. The average recorded investment in impaired loans was $13.6 million, $9.2 million and $16.7 million in 2007, 2006 and 2005, respectively. Interest income recognized on impaired loans was $1.0 million, $1.2 million and $0.6 million in 2007, 2006 and 2005, respectively.

Nonaccrual loans, including loans held for sale, at December 31, 2007 and 2006 totaled $61.5 million and $9.0 million, respectively. Interest income totaling $0.9 million, $1.0 million and $0.3 million was recognized on these loans in 2007, 2006 and 2005, respectively. Additional interest income of $2.1 million, $0.3 million and $1.5 million would have been recognized in 2007, 2006 and 2005, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.3 million, $0.7 million and $0.3 million was collected and recognized on charged-off loans in 2007, 2006 and 2005, respectively. In 2008, six loans to two borrowers in the California residential construction market were downgraded, resulting in approximately $35.7 million of additional nonaccrual loans in January 2008.

Accruing loans delinquent for 90 days or more at December 31, 2007 and 2006 totaled $0.9 million at the end of each respective period.

There were no restructured loans still accruing interest at December 31, 2007 and 2006.

6.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the Allowance were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance, beginning of year	$52,280	$52,936	$50,703
Provision for loan and lease losses	53,001	1,350	3,917
	105,281	54,286	54,620
Charge-offs	(16,192)	(6,270)	(6,208)
Recoveries	2,960	4,264	4,524
Net charge-offs	(13,232)	(2,006)	(1,684)
Balance, end of year	$92,049	$52,280	$52,936

The increase in the Allowance during 2007 was primarily due to an increase in the number of loans that were downgraded, as well as an increase in our loan loss factors for a specified pool of loans and an increase in specific reserves on certain loans. As a result of the downturn in the California residential construction market in 2007, some of our borrowers found it increasingly difficult to repay amounts due on their outstanding balances as they primarily rely on the proceeds received from the sales of homes to repay their loans. Accordingly, our methodology for determining the adequacy of the Allowance required that these loans be downgraded. Our methodology also required that we increase the loan loss factors assigned to outstanding balances with direct exposure to the California residential market and increase the amount of specific reserves for certain loans with direct exposure to this market. Deterioration of the economies in Hawaii and California, as well as further deterioration in the California residential construction market, may require us to increase our Allowance, increase our Provision and may result in increased net charge-offs.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance, beginning of year	$446	$158	$2,499
Provision (credit) for loan and lease losses	14,557	-	(1,477)
Other changes	(446)	288	(864)
Balance, end of year	$14,557	$446	$158

The amounts of other changes represent the net transfer of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2007 and 2006, all impaired loans were measured based on the fair value of the underlying collateral. The reserves for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $6.7 million and $2.6 million at December 31, 2007 and 2006, respectively.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Land	$17,321	$17,321
Office buildings and improvements	96,874	89,385
Furniture, fixtures and equipment	32,100	27,924
	146,295	134,630
Accumulated depreciation and amortization	(63,454)	(57,289)
Net premises and equipment	$82,841	$77,341

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net occupancy	$3,808	$3,552	$3,443
Equipment	3,353	3,045	2,934
Total	$7,161	$6,597	$6,377

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows:

	Year Ended December 31,
	2007			2006
	Hawaii	Commercial		Hawaii	Commercial
	Market	Real Estate	Total	Market	Real Estate	Total
	(Dollars in thousands)

Balance, beginning of period	$153,375	$145,621	$298,996	$155,372	$147,986	$303,358
Additions	468	-	468	1,804	1,017	2,821
Reductions	(3,420)	(3,342)	(6,762)	(4,364)	(3,932)	(8,296)
Impairment charge	-	(48,000)	(48,000)	-	-	-
Adjustments	-	-	-	563	550	1,113
Balance, end of period	$150,423	$94,279	$244,702	$153,375	$145,621	$298,996

At December 31, 2007, we experienced a decline in our market capitalization which we determined to be an indicator that an impairment test was required under SFAS 142. As a result of the impairment test performed, we determined that the goodwill associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio, was impaired and we recorded an impairment charge of $48.0 million in 2007. Additions to goodwill at December 31, 2007 included an earnout payment of $0.5 million associated with our acquisition of HHL. Reductions to goodwill at December 31, 2007 included $5.3 million resulting from the adoption of FIN 48 and $1.5 million related to CBBI income tax contingencies and subleases of CBBI leased properties.

Goodwill at December 31, 2006 reflected a decrease of $4.4 million from the balance reported as of December 31, 2005 primarily due to adjustments related to CBBI income tax contingencies and subleases of CBBI leased properties, partially offset by an earnout payment of $1.0 million related to our acquisition of HHL and the aforementioned correction of certain pre-acquisition tax contingencies with respect to our merger with CBBI.

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:

	Year Ended December 31,
	2007		2006
	Core	Mortgage	Core	Mortgage
	Deposit	Servicing	Deposit	Servicing
	Premium	Rights	Premium	Rights
	(Dollars in thousands)

Balance, beginning of period	$31,898	$11,640	$35,795	$11,820
Additions (deductions)	-	1,426	-	2,043
Amortization	(3,148)	(1,844)	(3,897)	(2,223)
Balance, end of period	$28,750	$11,222	$31,898	$11,640

The gross carrying value, accumulated amortization and net carrying value related to the core deposit premium and mortgage servicing rights are presented below:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(15,892)	$28,750	$44,642	$(12,744)	$31,898
Mortgage servicing rights	20,520	(9,298)	11,222	19,094	(7,454)	11,640

Based on the core deposit premium and mortgage servicing rights held as of December 31, 2007, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)

2008	$2,674	$1,431
2009	2,674	1,133
2010	2,674	964
2011	2,674	813
2012	2,674	683
Thereafter	15,380	6,198
	$28,750	$11,222

We account for our mortgage servicing rights under the provisions of SFAS 156, which was adopted beginning January 1, 2007. We have elected to use the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.4 million, $2.0 million and $0.9 million in 2007, 2006 and 2005, respectively. Amortization of the servicing rights is reported as a separate line item in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized mortgage servicing rights. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of mortgage servicing rights.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Fair market value, beginning of period	$12,086	$11,820
Fair market value, end of period	12,431	12,086
Weighted average discount rate	8.6%	9.0%
Weighted average prepayment speed assumption	11.8	17.6

Fair values at December 31, 2007 and 2006 reflected approximately $1.3 billion in loans serviced for others.

9.	DEPOSITS

Time deposits of $100,000 or more totaled $1.2 billion and $983.6 million at December 31, 2007 and 2006, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $46.0 million, $36.7 million and $18.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2007 were as follows (in thousands):

Three months or less	$684,346
Over three through six months	299,508
Over six through twelve months	151,709
2009	25,159
2010	5,330
2011	587
2012	2,763
Thereafter	-
Total	$1,169,402

At December 31, 2007 and 2006, overdrawn deposit accounts totaling $8.0 million and $7.1 million, respectively, and have been reclassified as loans on the consolidated balance sheets.

10.	SHORT-TERM BORROWINGS

Federal funds purchased generally mature on the day following the date of purchase.

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2007 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to our control.

At December 31, 2007, other short-term borrowings consist of the Treasury Tax and Loan balance, which represents tax payments collected on behalf of the U.S. Government. At December 31, 2006, other short-term borrowings consist primarily of FHLB advances and the Treasury Tax and Loan balance. At December 31, 2006, the FHLB advances bear a fixed interest rate of 5.63%. Treasury Tax and Loan balances bear market interest rates and are callable at any time. At December 31, 2007, the Treasury Tax and Loan balance totaled $3.0 million. At December 31, 2006, the FHLB advances and the Treasury Tax and Loan balance totaled $76.0 million and $2.3 million, respectively. Interest expense on FHLB advances were $1.5 million, $2.1 million and $1.3 million in 2007, 2006 and 2005, respectively.

A summary of short-term borrowings follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$12,000	$-	$-
Average amount outstanding during year	1,111	86	212
Highest month-end balance during year	25,000	-	-
Weighted average interest rate on balances
outstanding at December 31	3.00%	-	-
Weighted average interest rate during year	4.88%	5.24%	4.02%
Securities sold under agreements to repurchase
Amount outstanding at December 31	$1,000	$1,000	$1,000
Average amount outstanding during year	1,000	1,000	1,000
Highest month-end balance during year	1,000	1,000	1,000
Weighted average interest rate on balances
outstanding at December 31	3.25%	3.65%	2.75%
Weighted average interest rate during year	3.65%	2.61%	1.90%
Other short-term borrowings
Amount outstanding at December 31	$3,000	$78,308	$81,734
Average amount outstanding during year	28,530	40,314	55,545
Highest month-end balance during year	97,825	118,763	138,151
Weighted average interest rate on balances
outstanding at December 31	3.59%	5.61%	4.25%
Weighted average interest rate during year	5.35%	5.37%	3.30%

11.	LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Federal Home Loan Bank advances	$782,770	$606,940
Subordinated debentures	108,249	108,249
Securities sold under agreement to repurchase	25,000	25,000
	$916,019	$740,189

FHLB advances outstanding at December 31, 2007 and 2006 carried weighted average interest rates of 4.41% and 4.89%, respectively. FHLB advances outstanding at December 31, 2007 were secured by interest-bearing deposits at the FHLB of $0.2 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $58.1 million and certain real estate loans totaling $1.6 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. At December 31, 2007, our bank had additional unused FHLB advances available of approximately $623.2 million. Interest expense on FHLB advances were $32.5 million, $26.2 million and $18.9 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, FHLB advances totaling $178.0 million were putable at the option of the FHLB on a quarterly basis. The putable advances bear fixed interest rates from 2.76% to 5.52%, with maturity dates ranging from July 2008 to November 2012. Advances of $10.0 million and $15.0 million are putable at the option of the FHLB on a quarterly basis if the three-month LIBOR rate is greater than or equal to specified levels. The advances bear interest rates of 2.76% and 3.03%, respectively, and mature in February 2009.

In March 2003, we created a wholly-owned statutory trust, CPB Capital Trust I (“Trust I”). Trust I issued $15.0 million in trust preferred securities (“Securities”). The Trust I Securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of Trust I are $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust I Securities. Trust I issued $0.5 million of common stock to the Company.

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II (“Trust II”) and CPB Statutory Trust III (“Trust III”). Trust II issued $20.0 million in Trust II Securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on January 7, 2034. The principal assets of Trust II are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust II Securities. Trust II issued $0.6 million of common stock to the Company.

Trust III issued $20.0 million in Trust III Securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The principal assets of Trust III are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust III Securities. Trust III issued $0.6 million of common stock to the Company.

In September 2004, we created a wholly-owned statutory trust, CPB Capital Trust IV (“Trust IV”). Trust IV issued $30.0 million in Trust IV Securities bearing an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust IV Securities. Trust IV issued $0.9 million of common stock to the Company.

In December 2004, we created a wholly-owned statutory trust, CPB Statutory Trust V (“Trust V”). Trust V issued $20.0 million in Trust V Securities bearing an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust V Securities. Trust V issued $0.6 million of common stock to the Company.

The Securities, the assets of Trusts I, II, III, IV and V and the common stock issued by Trusts I, II, III, IV and V are redeemable in whole or in part on any January 7, April 7, July 7, or October 7 on or after April 7, 2008 for Trust I, on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities. The Federal Reserve has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies.

In January 2004, in accordance with the Financial Accounting Standards Board Interpretation No. 46(R) (As Amended), our statutory trusts were deconsolidated from our financial statements. This resulted in the removal of the trust preferred securities from the long-term debt category of our balance sheets and the addition of our subordinated debentures.

Securities sold under agreements to repurchase are accounted for as financing transactions, and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. The securities underlying the agreements to repurchase are reflected as assets of the Company and are held in collateral accounts with third-party custodians. At December 31, 2007, we had a $25.0 million repurchase agreement with a maturity date in January 2009. The repurchase agreement bears an interest rate of 4.20%.

At December 31, 2007, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2008	$271,780
2009	116,406
2010	141,365
2011	51,304
2012	201,230
Thereafter	133,934
Total	$916,019

12.	SHAREHOLDERS' EQUITY

On August 26, 1998, our Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) that entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. When exercisable, each right entitles the registered holder to purchase from the Company one two-hundredth (1/200th) of a share of the Company’s Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (1/200th) of a share, subject to adjustment. The rights are exercisable only upon the occurrence of specific events, and, unless earlier redeemed, will expire on August 26, 2008.

The Rights Plan was designed to ensure that shareholders receive fair and equal treatment in the event of unsolicited or coercive attempts to acquire the Company. The Rights Plan was also intended to guard against unfair tender offers and other abusive takeover tactics. The Rights Plan was not intended to prevent an acquisition bid for the Company on terms that are fair to all shareholders.

In April 2006, our Board of Directors authorized the repurchase and retirement of up to 600,000 shares of the Company’s common stock (the “2006 Repurchase Plan”). The 2006 Repurchase Plan expired in April 2007 and upon its expiration, our Board of Directors authorized the repurchase and retirement of up to 600,000 shares under a new plan (the “2007 Repurchase Plan”). In July 2007, the 2007 Repurchase Plan was amended to include the repurchase of an additional 1,500,000 shares. During 2007, we repurchased a total of 2,156,000 shares of common stock under the 2006 and 2007 Repurchase Plans at a weighted average price of $25.47 per share and an aggregate cost of approximately $54.9 million. At December 31, 2007, no shares remained available for repurchase under the 2007 Repurchase Plan.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

13.	SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based on their respective grant-date fair values. We elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation expense recognized by the Company beginning in 2006 includes (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as adjusted for estimated forfeitures and (b) compensation expense for all share-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards, which is generally the vesting period. In accordance with SFAS 123R, we are required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered.

Prior to January 1, 2006, we accounted for its share-based payment plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, whereby compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Costs of restricted stock awards granted, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period.

As a result of adopting SFAS 123R, our income before income taxes and net income for the fiscal year ended December 31, 2007 were $2.0 million and $1.2 million lower, respectively, than if we had continued to account for share-based compensation under the recognition and measurement provisions of APB 25. The unfavorable impact on basic and diluted earnings per share in fiscal 2007 was $0.04 per share. Income before income taxes and net income for the fiscal year ended December 31, 2006 were lower by $2.3 million and $1.4 million, respectively, as a result of adopting SFAS 123R. The unfavorable impact on basic and diluted earnings per share in fiscal 2006 was $0.05 per share and $0.04 per share, respectively.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R to options and awards granted under the Company’s equity incentive plans:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$2,857	$3,478
Income tax benefit	(1,145)	(1,394)
Net share-based compensation effect	$1,712	$2,084

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

In February 1997, we adopted the 1997 Stock Option Plan (“1997 Plan”) basically as a continuance of the 1986 Stock Option Plan. In April 1997, our shareholders approved the 1997 Plan, which provided 2,000,000 shares of the Company’s common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options.

In September 2004, we adopted and our shareholders approved the 2004 Stock Compensation Plan (“2004 Plan”) making available 1,989,224 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options will be granted under the 1997 Plan. Optionees may exercise outstanding options granted pursuant to the 1997 Plan until the expiration of the respective options in accordance with the original terms of the 1997 Plan. In May 2007, the 2004 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. To satisfy share issuances pursuant to the share-based compensation programs, we issue new shares from the 2004 Plan.

At December 31, 2007, 2006 and 2005, a total of 1,775,829, 845,059 and 865,024 shares, respectively, were available for future grants.

The fair value of each option award is estimated on the date of grant based on the following:

Valuation and amortization method—We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. We use historical data to estimate option exercise and employee termination activity within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Expected dividend—The expected dividend assumption is based on our current expectations about its anticipated dividend policy.

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	33.1%	34.4%	28.3%
Risk free interest rate	4.5%	4.9%	4.6%
Expected dividends	2.9%	2.4%	2.0%
Expected life (in years)	7.4	6.5	6.5
Weighted average fair value	$11.20	$11.99	$10.91

The following is a summary of option activity for our stock option plans for the year ended December 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2007	990,324	$25.55
Changes during the year:
Granted	75,000	35.54
Exercised	(151,745)	14.39
Expired	(814)	27.82
Forfeited	(39,853)	35.33
Outstanding at December 31, 2007	872,912	27.90	6.3	$959
Vested and expected to vest at
December 31, 2007	833,797	27.51	6.2	959
Exercisable at December 31, 2007	497,824	22.13	5.1	959

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $2.8 million, $5.9 million and $4.6 million, respectively, determined as of the date of exercise.

As of December 31, 2007, the total compensation cost related to stock options granted to employees under our stock option plans but not yet recognized was approximately $1.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $1.0 million and $1.0 million, respectively.

Restricted Stock Awards

Under the 1997 and 2004 Plans, we awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the year ended December 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	22,520	$34.35
Changes during the year:
Granted	26,000	34.79
Forfeited	(1,500)	35.90
Vested	(2,400)	28.51
Nonvested at December 31, 2007	44,620	34.87
Vested and expected to vest at December 31, 2007	44,620	34.87

As of December 31, 2007, there was $0.9 million of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years.

Performance Shares and Stock Appreciation Rights

In 2005, we established a Long Term Incentive Plan (“LTIP”) that covers certain executive and senior management personnel. The LTIP is comprised of three components: performance shares, stock appreciation rights and cash awards.

Performance Shares

Performance shares are granted under the 2004 Plan and vest based on achieving both performance and service conditions. Performance conditions require achievement of stated goals including earnings per share, credit quality and efficiency ratio targets. The service condition requires employees to be employed continuously with the Company through March 15, 2008. The fair value of the grant to be recognized over this service period is determined based on the market value of the stock on the grant date, multiplied by the probability of the granted shares being earned. This requires that we assess the expectation over the performance period of the performance targets being achieved as well as to estimate expected pre-vested cancellations. To the extent that the actual achievement falls short of the originally determined expectation (probability), then there is no adjustment to reduce the remaining compensation cost to be recognized. If, on the other hand, the actual achievement exceeds the expected achievement, then compensation cost is adjusted for the reporting period and over the remaining service period to reflect the increased expected compensation cost.

The table below presents activity of performance shares for the year ended December 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	82,438	$34.67
Changes during the year:
Granted	-	-
Forfeited	(36,481)	34.59
Nonvested at December 31, 2007	45,957	34.74
Vested and expected to vest at December 31, 2007	41,712	34.65

As of December 31, 2007, there was $0.1 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 0.2 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted under the 2004 Plan. These SARs require the employee to achieve the same performance conditions as the performance shares described above as well as to satisfy service conditions that approximate three years from the date of grant. Upon exercise of the SAR, for each SAR exercised, the grantee shall be entitled to receive value equal to the difference between the market value of a share on the date of exercise minus the market value of a share on the date of grant. We  shall pay the value owing to the grantee upon exercise in whole shares. No cash will be awarded upon exercise and no fractional shares will be issued or delivered.

As the SARs plan is a stock-settled SAR, this plan is an equity-classified award under SFAS 123R. As such, the financial and income tax accounting for this type of award is identical to that of a nonqualified stock option plan. Therefore, the grant-date fair value is determined at grant date using the same method as would be used for determining the fair value of a grant of a nonqualified stock option, which has historically been the Black-Scholes formula. Similar to the performance shares addressed above, the amount of compensation cost to be recognized is the fair value of the SAR grant adjusted based on expectations of achieving the performance requirements and also the expected pre-vested cancellations. Compensation costs arising from the SARs will be recognized ratably over the requisite service period.

The fair value of SARs granted to employees was estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	31.7%	34.3%	24.3%
Risk free interest rate	4.5%	4.7%	4.2%
Expected dividends	2.8%	2.4%	2.3%
Expected life (in years)	6.5	6.5	6.4
Weighted average fair value	$10.49	$10.80	$8.60

The table below presents activity of SARs for the year ended December 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2007	56,161	$34.95
Changes during the year:
Granted	32,726	35.90
Forfeited	(32,338)	35.82
Outstanding at December 31, 2007	56,549	35.00	7.9	$-
Vested and expected to vest
at December 31, 2007	53,674	34.99	7.9	-
Exercisable at December 31, 2007	-	-	-	-

As of December 31, 2007, there was $0.2 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 1.4 years.

Pro Forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended December 31, 2005 (dollars in thousands, except per share data):

Net income, as reported	$72,459
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	40
Deduct: Total stock compensation expense determined under
fair value based method for all awards, net of related tax effects	(835)
Pro forma net income	$71,664
Earnings per share:
Basic - as reported	$2.42
Basic - pro forma	2.39
Diluted - as reported	2.38
Diluted - pro forma	2.35

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

14.	PENSION PLANS

Defined Benefit Retirement Plan

The bank has a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. The plan was initially curtailed in 1986, and accordingly, plan benefits were fixed as of that date. Effective January 1, 1991, the bank reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees’ years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from the bank’s terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5.9 million in the unrecognized prior service cost, which was amortized over a period of 13 years. Effective December 31, 2002, the bank curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2007	2006
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$28,119	$28,087
Interest cost	1,785	1,570
Actuarial loss	1,709	540
Benefits paid	(2,104)	(2,078)
Benefit obligation at December 31	29,509	28,119
Change in plan assets
Fair value of assets at January 1	28,200	25,430
Actual return on plan assets	1,909	3,048
Employer contributions	1,800	1,800
Benefits paid	(2,104)	(2,078)
Fair value of assets at December 31	29,805	28,200
Funded status	$296	$81
Amounts recognized in the consolidated balance sheets
Prepaid benefit	$296	$81
Components of accumulated other comprehensive loss:
Unrecognized net actuarial loss	10,260	9,275
Net amount recognized	$10,556	$9,356
Benefit obligation actuarial assumptions
Weighted average discount rate	6.5%	5.9%

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Components of net periodic cost (benefit)
Interest cost	$1,785	$1,570	$1,597
Expected return on plan assets	(2,241)	(2,011)	(1,903)
Recognized net loss	1,055	952	863
Net periodic cost	599	511	557
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	985	(1,449)	625
Total recognized in other comprehensive loss	985	(1,449)	625
Total recognized in net periodic cost and other comprehensive loss	$1,584	$(938)	$1,182
Net periodic cost actuarial assumptions
Weighted average discount rate	5.9%	5.7%	6.0%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2008 is approximately $0.8 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2007	2006
Equity securities	64%	63%
Debt securities	19	20
Other	17	17
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of $0.6 million and $1.3 million at December 31, 2007 and 2006, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 64% domestic equity securities, 10% international equity securities, 25% debt securities and 1% cash investments.

We expect to contribute $1.8 million to our defined benefit retirement plan in 2008.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2008	$2,226
2009	2,226
2010	2,239
2011	2,200
2012	2,199
2013-2017	11,494
Total	$22,584

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CBBI, we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2007	2006
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$9,221	$9,590
Service cost	256	1,279
Interest cost	533	494
Actuarial gain	(825)	(2,398)
Benefits paid	(215)	(215)
Transitional obligation	-	471
Benefit obligation at December 31	8,970	9,221
Change in plan assets
Fair value of assets at January 1	-	-
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of assets at December 31	-	-
Funded status	$(8,970)	$(9,221)
Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(8,970)	$(9,221)
Components of accumulated other comprehensive loss:
Unrecognized transition obligation	269	290
Unamortized prior service cost	224	241
Unrecognized net actuarial (gain) loss	(780)	47
Net amount recognized	$(9,257)	$(8,643)
Benefit obligation actuarial assumptions
Weighted average discount rate	6.2%	5.8%
Weighted average rate of compensation increase	1.7%	5.0%
	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Components of net periodic cost
Service cost	$256	$1,279	$732
Interest cost	533	494	497
Amortization of unrecognized transition obligation	21	21	24
Recognized prior service cost	17	18	18
Recognized net loss (gain)	3	6	3
Net periodic cost	830	1,818	1,274
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	(827)	47	-
Prior service cost	-	259	-
Amortization of prior service cost	(17)	(18)	-
Transition obligation	-	311	-
Amortization of transition obligation	(21)	(21)	-
Total recognized in other comprehensive loss	(865)	578	-
Total recognized in net periodic cost and other comprehensive loss	$(35)	$2,396	$1,274
Net periodic cost actuarial assumptions
Weighted average discount rate	5.8%	5.7%	6.0%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in accumulated other comprehensive loss that will be recognized into net periodic cost for 2008 is as follows (in thousands):

Amortization of transition obligation	$19
Amortization of prior service cost	18
Amortization of net actuarial loss	4

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2008.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2008	$213
2009	211
2010	208
2011	206
2012	5,628
2013-2017	990
Total	$7,456

15.	401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s salary. Our employer matching contributions to the Retirement Savings Plan totaled $1.7 million, $2.0 million and $1.5 million in 2007, 2006 and 2005, respectively.

We also make discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors have sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We made profit sharing contributions of $1.0 million in 2007 and $1.9 million in 2006 and 2005, excluding amounts paid to employees in cash.

CPHL had a 401(k) retirement savings plan (“CPHL Plan”) that covered all CPHL employees who satisfy age and length-of-service requirements. Eligible employees could contribute up to 25% of their compensation, subject to limitations of the Internal Revenue Code. CPHL’s matching contributions were determined on an annual basis. Contributions to the CPHL Plan for 2005 were less than $0.1 million. Effective January 1, 2006, the CPHL Plan was merged into the Company’s Retirement Savings Plan.

16.	OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

Net rent expense for all operating leases is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Rent expense charged to net occupancy	$8,083	$7,267	$7,720
Less sublease income	(150)	(58)	(59)
Net rent expense charged to net occupancy	7,933	7,209	7,661
Rent expense charged to equipment expense	412	383	364
Total net rent expense	$8,345	$7,592	$8,025

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2007:

	Rental Commitment	Less Sublease Rental Income	Net Rental Commitment
	(Dollars in thousands)
Year ending December 31:
2008	$9,984	$(618)	$9,366
2009	7,299	(115)	7,184
2010	6,321	-	6,321
2011	5,602	-	5,602
2012	4,795	-	4,795
Thereafter	30,471	-	30,471
Total	$64,472	$(733)	$63,739

In conjunction with the merger of CBBI, we accrued estimated lease termination costs of $12.6 million representing the net present value of future rent payments for CBBI branches to be closed and offices to be vacated, of which $2.8 million was outstanding as of December 31, 2007. For the leases which have not yet been cancelled as of December 31, 2007, the corresponding rental commitments are included in the schedule of future minimum rental commitments above.

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2007 (in thousands):

Year ending December 31:
2008	$4,585
2009	3,783
2010	2,978
2011	2,335
2012	1,646
Thereafter	19,711
Total	$35,038

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

17.	INCOME AND FRANCHISE TAXES

Components of income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2007:
Federal	$39,688	$(19,336)	$20,352
State	3,624	(1,637)	1,987
Total	$43,312	$(20,973)	$22,339
2006:
Federal	$39,923	$(3,944)	$35,979
State	4,810	523	5,333
Total	$44,733	$(3,421)	$41,312
2005:
Federal	$24,809	$8,688	$33,497
State	4,036	(1,006)	3,030
Total	$28,845	$7,682	$36,527

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Computed "expected" tax expense	$9,851	$42,172	$38,145
Increase (decrease) in taxes resulting from:
Goodwill impairment (not deductible for tax purposes)	16,800	-	-
Tax-exempt interest	(2,276)	(1,778)	(1,848)
Other tax-exempt income	(2,018)	(1,396)	(765)
State income taxes, net of Federal income tax benefit	1,292	3,467	1,970
Low-income housing and energy tax credits	(1,377)	(1,397)	(801)
Other	67	244	(174)
Total	$22,339	$41,312	$36,527

At December 31, 2007 and 2006, current Federal income taxes receivable of $1.5 million and $5.1 million, respectively, were included in other assets. Current state income taxes payable of $1.0 million and $1.9 million were included in other liabilities at December 31, 2007 and 2006, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$31,248	$16,871
Accrued expenses	6,341	6,412
Net unrealized loss on available-for-sale securities recognized through
accumulated other comprehensive loss	161	6,181
Employee retirement benefits	3,999	3,949
State tax credit carryforwards	1,692	3,929
Merger-related costs	1,106	2,245
Investment write-downs and write-offs	2,262	1,716
Merger-related valuations	716	1,269
Reserves for unfunded commitments	2,671	1,062
Investments in unconsolidated subsidiaries	912	983
Interest on nonaccrual loans	747	724
Premises and equipment	3,090	-
Capital loss carryforward	2	70
Other	992	1,264
Total deferred tax assets	$55,939	$46,675
Deferred tax liabilities
Intangible assets	$15,716	$16,793
FHLB stock dividends received	12,345	12,345
Net unrealized loss on available-for-sale securities recognized for tax purposes	161	6,181
Leases	6,242	5,120
Deferred gain on curtailed retirement plan	3,339	3,339
Dividends received	1	2,126
Liability on utilization of state tax credits	704	1,575
Investments in unconsolidated subsidiaries	694	593
Merger-related valuations	1,195	1,399
Deferred finance fees	1,755	1,061
Premises and equipment	-	718
Accreted discounts receivable	292	241
Other	645	907
Total deferred tax liabilities	$43,089	$52,398
Net deferred tax assets (liabilities)	$12,850	$(5,723)

At December 31, 2007, we had state tax credit carryforwards of $1.7 million that generally do not expire. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. As a result, there was no valuation allowance for deferred tax assets as of December 31, 2007 and 2006.

In 1998, we completed a corporate reorganization that produced state franchise tax benefits. In September 2002, the State of Hawaii Department of Taxation notified us that it was disallowing the tax treatment of this reorganization. We appealed this decision and were notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. We subsequently filed an appeal with the Hawaii State Tax Appeals Court and in December 2006 received a ruling against its appeal. We intend to proceed with an appeal to the Hawaii State Supreme Court. Cumulative possible state tax benefits that have not yet been recognized amounted to $9.7 million as of December 31, 2007. Upon resolution of the appeal, any benefit awarded will be recognized as a reduction in income tax expense.

CBBI completed a similar corporate reorganization prior to the merger. As of December 31, 2007, cumulative possible state tax benefits totaled approximately $2.1 million. In July and August 2007, the State of Hawaii Department of Taxation issued Notices of Tax Assessments disallowing the tax treatment of this reorganization. We subsequently filed an appeal with the Hawaii State Tax Appeals Court. The resolution of this tax uncertainty will be recognized as an adjustment to goodwill.

In 2000, we undertook a capital-raising initiative that resulted in federal and state tax benefits totaling approximately $3.9 million. These benefits were recognized as a reduction in income tax expense. In 2005, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment disallowing the tax benefits. In December 2007, we agreed to settle this issue with the Internal Revenue Service, resulting in an additional charge to income tax expense of $2.8 million.

CBBI also undertook a similar capital-raising initiative prior to the merger that resulted in federal and state tax benefits totaling approximately $2.7 million. In 2005, the Internal Revenue Service issued a Notice of Proposed Adjustment disallowing the tax benefit. In December 2007, we agreed to settle this issue with the IRS, resulting in the reversal of a portion of these reserves with an offsetting adjustment to goodwill of $1.2 million.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. We have concluded all U.S. Federal income tax matters for years through 1997. Federal income tax returns for 1998, 2000 through 2002, and 2004 are currently under examination or at appeals. Hawaii tax returns for 1998 through 2004 are currently under examination or in litigation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$6,978
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	1,779
Reductions for tax positions of prior years	(2,077)
Settlements	(3,207)
Balance at December 31, 2007	$3,473

Included in the unrecognized tax benefits of $3.5 million at December 31, 2007 was $1.0 million of tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At December 31, 2007, we had $1.2 million accrued for interest relating to these unrecognized tax benefits and we recognized $0.7 million in interest expense during 2007. There were no penalties relating to these unrecognized tax benefits at December 31, 2007. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Unrealized holding losses on available-for-sale investment securities	$(401)	$(15,422)	$(15,817)
Tax benefit	161	6,181	6,318
Unrealized holding losses on available-for-sale investment securities, net of tax	(240)	(9,241)	(9,499)
Pension liability adjustments	(9,973)	(9,853)	(10,724)
Tax benefit	3,999	3,949	4,284
Pension liability adjustments, net of tax	(5,974)	(5,904)	(6,440)
Accumulated other comprehensive loss, net of tax	$(6,214)	$(15,145)	$(15,939)

19.	EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net income	$5,806	$79,180	$72,459
Weighted average shares outstanding - basic	30,197	30,511	29,956
Dilutive effect of employee stock options and awards	209	316	531
Weighted average shares outstanding - diluted	30,406	30,827	30,487
Basic earnings per share	$0.19	$2.60	$2.42
Diluted earnings per share	$0.19	$2.57	$2.38

20.	CONTINGENT LIABILITIES AND OTHER COMMITMENTS

The Company and its subsidiaries are involved in legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

In the normal course of business there are outstanding contingent liabilities and other commitments such as unused letters of credit, items held for collections and unsold traveler’s checks, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

21.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, and interest rate contracts. Those instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. For forward foreign exchange contracts and interest rate contracts, the contract amounts do not represent exposure to credit loss. We control the credit risk of these contracts through credit approvals, limits and monitoring procedures. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold collateral supporting those commitments for which collateral is deemed necessary.

Interest rate options issued on residential mortgage loans expose us to interest rate risk, which is economically hedged with forward interest rate contracts. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income.

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

At December 31, 2007 and 2006, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,347,958	$1,396,107
Standby letters of credit and financial guarantees written	62,401	23,569
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	58,197	62,864
Forward interest rate contracts	48,461	36,164
Forward foreign exchange contracts	-	201

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from banks, interest-bearing deposits in other banks, federal funds sold, accrued interest receivable, the majority of short-term borrowings and accrued interest payable.

Investment Securities

The fair value of investment securities is based on market price quotations received from securities dealers. Where quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans

The fair value of loans is estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loans. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Short-Term Borrowings and Long-Term Debt

The fair value for a portion of our short-term borrowings is estimated by discounting scheduled cash flows using rates currently offered for securities of similar remaining maturities. The fair value of our long-term debt, primarily FHLB advances, is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements.

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

Limitations

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

	December 31, 2007		December 31, 2006
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$79,088	$79,088	$129,715	$129,715
Interest-bearing deposits in other banks	241	241	5,933	5,933
Federal funds sold	2,800	2,800	-	-
Investment securities	881,254	881,207	898,358	897,403
Net loans and leases, including loans held for sale	4,087,228	4,096,744	3,820,393	3,810,039
Federal Home Loan Bank stock	48,797	48,797	48,797	48,797
Accrued interest receivable	26,041	26,041	26,269	26,269
Financial liabilities
Deposits:
Noninterest-bearing deposits	665,034	665,034	661,027	661,027
Interest-bearing demand and savings deposits	1,640,030	1,640,030	1,644,214	1,644,214
Time deposits	1,697,655	1,698,013	1,539,242	1,539,222
Total deposits	4,002,719	4,003,077	3,844,483	3,844,463
Short-term borrowings	16,000	16,013	79,308	79,323
Long-term debt	916,019	897,009	740,189	716,528
Accrued interest payable (included in other liabilities)	17,610	17,610	16,307	16,307
Off-balance sheet financial instruments
Commitments to extend credit	1,347,958	6,740	1,396,107	6,981
Standby letters of credit and financial guarantees written	62,401	468	23,569	177
Interest rate options	58,197	131	62,864	(5)
Forward interest rate contracts	48,461	(62)	36,164	99
Forward foreign exchange contracts	-	-	201	197

23.	DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

We have paid regular semi-annual cash dividends on the common stock since 1958. Beginning in 1988, we commenced paying regular quarterly cash dividends. Our Board of Directors, at a meeting held on October 31, 2007, declared a fourth quarter cash dividend of $0.25 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.98 per share for the year ended December 31, 2007.

24.	SEGMENT INFORMATION

We have three reportable segments: Commercial Real Estate, Hawaii Market and Treasury. The segments reported are consistent with internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

The Commercial Real Estate segment includes construction and real estate development lending in the markets we serve. The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services and retail brokerage services, and provides for a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others category includes activities such as electronic banking, data processing and management of bank owned properties.

The accounting policies of the segments are consistent with those described in Note 1. The majority of our net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability. Beginning in 2005, intersegment net interest income (expense) was allocated to each segment based upon a funds transfer pricing process that assigns costs of funds to assets and earnings credits to liabilities based on market interest rates that reflect interest rate sensitivity and maturity characteristics. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2007:
Net interest income	$176,543	$50,810	$(15,455)	$-	$211,898
Intersegment net interest income (expense)	(111,590)	80,155	7,135	24,300	-
Provision for loan and lease losses	(44,766)	(8,235)	-	-	(53,001)
Other operating income	269	36,847	7,651	1,037	45,804
Goodwill impairment	(48,000)	-	-	-	(48,000)
Other operating expense (excluding goodwill
impairment)	(11,086)	(66,179)	(2,291)	(49,000)	(128,556)
Administrative and overhead expense allocation	(7,203)	(37,190)	(721)	45,114	-
Income taxes	(636)	(16,490)	1,080	(6,293)	(22,339)
Net income (loss)	$(46,469)	$39,718	$(2,601)	$15,158	$5,806
At December 31, 2007
Investment securities	$-	$-	$881,254	$-	$881,254
Loans (including loans held for sale)	2,228,739	1,950,538	-	-	4,179,277
Other	113,079	255,361	244,453	6,962	619,855
Total assets	$2,341,818	$2,205,899	$1,125,707	$6,962	$5,680,386
Year ended December 31, 2006:
Net interest income	$154,957	$61,679	$(5,787)	$-	$210,849
Intersegment net interest income (expense)	(92,849)	71,536	(2,753)	24,066	-
Provision for loan and lease losses	(71)	(1,279)	-	-	(1,350)
Other operating income	302	36,019	4,992	1,843	43,156
Other operating expense	(8,222)	(63,111)	(2,426)	(58,404)	(132,163)
Administrative and overhead expense allocation	(7,218)	(40,392)	(456)	48,066	-
Income taxes	(16,080)	(22,098)	2,205	(5,339)	(41,312)
Net income (loss)	$30,819	$42,354	$(4,225)	$10,232	$79,180
At December 31, 2006
Investment securities	$-	$-	$898,358	$-	$898,358
Loans (including loans held for sale)	2,058,257	1,814,416	-	-	3,872,673
Other	155,287	258,961	266,573	35,340	716,161
Total assets	$2,213,544	$2,073,377	$1,164,931	$35,340	$5,487,192
Year ended December 31, 2005:
Net interest income	$114,064	$76,332	$6,277	$-	$196,673
Intersegment net interest income (expense)	(59,583)	57,284	(12,470)	14,769	-
Provision for loan and lease losses	(866)	(3,051)	-	-	(3,917)
Other operating income	800	33,282	5,860	1,060	41,002
Other operating expense	(7,433)	(57,827)	(2,550)	(56,962)	(124,772)
Administrative and overhead expense allocation	(6,373)	(36,860)	(806)	44,039	-
Income taxes	(13,610)	(23,179)	1,236	(974)	(36,527)
Net income (loss)	$26,999	$45,981	$(2,453)	$1,932	$72,459

25.	PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2007, retained earnings of the parent company, Central Pacific Financial Corp., included $219.2 million of equity in undistributed income of CPB.

CPB, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2007, retained earnings of the bank totaled $216.9 million.

In November 2006, CPB agreed to a cease and desist order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Hawaii Division of Financial Institutions (“DFI”). The Order required the bank to take steps to improve its Bank Secrecy Act (“BSA”) program including detecting, monitoring and reporting large currency transactions and suspicious activity. Since receiving the Order the bank implemented numerous improvements to address the requirements of the Order with regulatory guidance and in November 2007, the bank was successful in having the Order terminated by the FDIC and DFI.

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

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2007 and 2006, the Company’s and the bank’s regulatory capital ratios exceeded the minimum thresholds for a “well-capitalized” institution.

The following table sets forth actual and required capital and capital ratios for the Company and the bank as of the dates indicated:

			Minimum required for		Minimum required to
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2007:
Tier 1 risk-based capital	$535,670	11.5%	$187,049	4.0%	$280,574	6.0%
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0
Leverage capital	535,670	9.8	218,477	4.0	273,096	5.0
As of December 31, 2006:
Tier 1 risk-based capital	$552,141	12.3%	$179,248	4.0%	$268,872	6.0%
Total risk-based capital	607,079	13.6	358,496	8.0	448,120	10.0
Leverage capital	552,141	10.9	202,494	4.0	253,117	5.0
Central Pacific Bank
As of December 31, 2007:
Tier 1 risk-based capital	$518,923	11.1%	$186,743	4.0%	$280,115	6.0%
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0
Leverage capital	518,923	9.5	218,143	4.0	272,679	5.0
As of December 31, 2006:
Tier 1 risk-based capital	$525,115	11.8%	$178,724	4.0%	$268,087	6.0%
Total risk-based capital	580,053	13.0	357,449	8.0	446,811	10.0
Leverage capital	525,115	10.3	203,281	4.0	254,101	5.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and cash equivalents	$13,519	$9,691
Investment securities available for sale	1,085	1,172
Investment in subsidiary bank, at equity in underlying net assets	762,251	814,909
Investment in other subsidiaries, at equity in underlying assets	371	2,478
Accrued interest receivable and other assets	8,818	20,454
Total assets	$786,044	$848,704
Liabilities and Shareholders' Equity
Long-term debt	$108,249	$108,249
Other liabilities	3,392	2,316
Total liabilities	111,641	110,565
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 28,756,647 and 30,709,389 shares at
December 31, 2007 and 2006, respectively	403,304	430,904
Surplus	54,669	51,756
Retained earnings	222,644	270,624
Deferred stock awards	-	-
Accumulated other comprehensive loss	(6,214)	(15,145)
Total shareholders' equity	674,403	738,139
Total liabilities and shareholders' equity	$786,044	$848,704

Central Pacific Financial Corp.
Condensed Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$74,098	$20,473	$-
Dividends from other subsidiaries	38	39	44
Interest income:
Interest and dividends on investment securities	19	19	20
Interest from subsidiary banks	51	61	171
Investment securities gains	-	-	2
Other income	273	253	211
Total income	74,479	20,845	448
Expense:
Interest on long-term debt	8,781	8,448	6,494
Other expenses	4,378	3,987	3,613
Total expenses	13,159	12,435	10,107
Income (loss) before income taxes and equity in undistributed
income of subsidiaries	61,320	8,410	(9,659)
Income taxes	(6,881)	(7,125)	(5,206)
Income (loss) before equity in undistributed income of subsidiaries	68,201	15,535	(4,453)
Equity in undistributed income (loss) of subsidiary banks	(62,228)	64,059	77,313
Equity in undistributed loss of other subsidiaries	(167)	(414)	(401)
Net income	$5,806	$79,180	$72,459

Central Pacific Financial Corp.
Condensed Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net income	$5,806	$79,180	$72,459
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Net gains on investment securities	-	-	(2)
Deferred income tax expense (benefit)	(1,768)	2,154	(1,964)
Equity in undistributed (income) loss of subsidiary banks	62,228	(64,059)	(77,313)
Equity in undistributed loss of other subsidiaries	167	414	401
Share-based compensation	130	130	-
Other, net	18,511	1,689	5,194
Net cash provided by (used in) operating activities	85,074	19,508	(1,225)
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	-	-	32
Investment in and advances to subsidiaries	-	(10,000)	(30,000)
Distribution of capital by subsidiaries	1,940	-	-
Contributions to unconsolidated subsidiaries	(1,362)	(3,004)	(311)
Net cash provided by (used in) investing activities	578	(13,004)	(30,279)
Cash flows from financing activities
Proceeds from common stock offering	-	-	64,210
Proceeds from stock option exercises	2,712	3,658	2,832
Repurchases of common stock	(54,905)	-	(106)
Dividends paid	(29,631)	(26,897)	(21,850)
Net cash provided by (used in) financing activities	(81,824)	(23,239)	45,086
Net increase (decrease) in cash and cash equivalents	3,828	(16,735)	13,582
Cash and cash equivalents
At beginning of year	9,691	26,426	12,844
At end of year	$13,519	$9,691	$26,426

26.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2007:
Interest income	$86,417	$87,533	$88,417	$87,510	$349,877
Interest expense	32,730	34,650	35,587	35,012	137,979
Net interest income	53,687	52,883	52,830	52,498	211,898
Provision for loan and lease losses	2,600	1,000	21,200	28,201	53,001
Net interest income after provision for loan
and lease losses	51,087	51,883	31,630	24,297	158,897
Investment securities losses	-	-	-	(1,715)	(1,715)
Income (loss) before income taxes	31,763	32,090	11,829	(47,537)	28,145
Net income (loss)	20,135	21,016	9,107	(44,452)	5,806
Basic earnings (loss) per share	0.66	0.69	0.30	(1.51)	0.19
Diluted earnings (loss) per share	0.65	0.68	0.30	(1.51)	0.19
2006:
Interest income	$74,762	$77,894	$82,420	$85,305	$320,381
Interest expense	22,570	25,727	29,325	31,910	109,532
Net interest income	52,192	52,167	53,095	53,395	210,849
Provision for loan and lease losses	525	525	300	-	1,350
Net interest income after provision for loan
and lease losses	51,667	51,642	52,795	53,395	209,499
Investment securities losses	-	(19)	-	(1,491)	(1,510)
Income before income taxes	30,052	31,144	32,124	27,172	120,492
Net income	19,339	20,438	20,603	18,800	79,180
Basic earnings per share	0.64	0.67	0.67	0.61	2.60
Diluted earnings per share	0.63	0.66	0.67	0.61	2.57

Net income in the fourth quarter of 2007 included an income tax benefit of $2.0 million related to true up adjustments recorded to correct certain prior period income tax errors which were considered immaterial to each of the respective periods (see Note 1).

27.	SUBSEQUENT EVENTS

On January 18, 2008, we entered into a derivative transaction to hedge cashflows received from a portion of our then existing variable rate loan portfolio. The derivative transaction has been designated as a cash flow hedge. Effective January 18, 2008 through January 18, 2013, we will receive payments equal to a fixed interest rate of 6.25% from the counterparty on a notional amount of $400 million. In return, we will pay to the counterparty a floating rate, namely our prime rate, on the same notional amount.

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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Election of Directors—Corporate Governance and Board Matters” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “ELECTION OF DIRECTORS—Compensation of Directors and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “REPORT OF THE COMPENSATION COMMITTEE” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “INTRODUCTION—Principal Shareholders,” and “INTRODUCTION—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

The following table provides information as of December 31, 2007 regarding securities issued under our equity compensation plans that were in effect during fiscal 2007.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	929,461	$28.29	1,775,829
Equity compensation plans not approved by security holders	—	—	—
Total	929,461	$28.29	1,775,829

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

Information concerning director independence is incorporated by reference from the section entitled “CORPORATE GOVERNANCE AND BOARD MATTERS - Director Independence and Relationships” of the Company’s Proxy Statement to be filed within 120 days of the fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the
   Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) 2.
All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.	Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1).

3.2	Bylaws of the Registrant, as amended (2).

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3).

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4).

10.2	Split Dollar Life Insurance Plan (5)(15).

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15).

10.4	The Registrant’s 1997 Stock Option Plan, as amended (6)(15).

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15).

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (8)(15).

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15).

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15).

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15).

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15).

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)

Exhibit No.	Document
10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15).

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15).

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15).

10.15	Form of Restricted Stock Award Agreement (8)(15).

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15).

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15).

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14)(15).

10.19	The Registrant’s Long-Term Executive Incentive Plan (15)(16).

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (15)(18)

10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517).

10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (19).

10.23	Termination of Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated December 4, 2007 (20).

14.1	The Registrant’s Code of Conduct and Ethics (17).

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (17).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.2 to the Registrant’s Current Report of Form 8-K, filed with the Securities and Exchange Commission on November 14, 2007.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2006.

(3)	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(4)	Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(5)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)	Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)	Filed as Exhibits 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(8)	Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(9)	Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(10)	Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

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

(13)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(14)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.

(15)	Denotes management contract or compensation plan or arrangement.

(16)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(17)	Filed as Exhibits 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(18)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(19)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2006.

(20)	Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ Clint Arnoldus
Clint Arnoldus President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clint Arnoldus	President and Chief Executive Officer	February 29, 2008
Clint Arnoldus	(Principal Executive Officer) and Director

/s/ Ronald K. Migita	Chairman of the Board	February 29, 2008
Ronald K. Migita

/s/ Dean K. Hirata	Vice Chairman and Chief Financial Officer	February 29, 2008
Dean K. Hirata	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard J. Blangiardi	Director	February 29, 2008
Richard J. Blangiardi

	Director	February 29, 2008
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 29, 2008
Earl E. Fry

/s/ B. Jeannie Hedberg	Director	February 29, 2008
B. Jeannie Hedberg

/s/ Dennis I. Hirota	Director	February 29, 2008
Dennis I. Hirota

	Director	February 29, 2008
Clayton K. Honbo

	Director	February 29, 2008
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 29, 2008
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 29, 2008
Colbert M. Matsumoto

	Director	February 29, 2008
Crystal K. Rose

/s/ Mike K. Sayama	Director	February 29, 2008
Mike K. Sayama

/s/ Maurice H. Yamasato	Director	February 29, 2008
Maurice H. Yamasato

	Director	February 29, 2008
Dwight L. Yoshimura