Form 10-Q
period 2008-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2008-05-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 1, 2008 was 28,709,274 shares.

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$84,462	$79,088
Interest-bearing deposits in other banks	106	241
Federal funds sold	-	2,800
Investment securities:
Held to maturity, at amortized cost (fair value of $27,098 at
March 31, 2008 and $46,077 at December 31, 2007)	26,915	46,124
Available for sale, at fair value	852,655	835,130
Total investment securities	879,570	881,254

Loans held for sale	97,743	37,572

Loans and leases	4,176,596	4,141,705
Less allowance for loan and lease losses	72,108	92,049
Net loans and leases	4,104,488	4,049,656

Premises and equipment, net	83,504	82,841
Accrued interest receivable	25,541	26,041
Investment in unconsolidated subsidiaries	16,471	17,404
Other real estate	2,000	-
Goodwill	244,702	244,702
Core deposit premium	28,082	28,750
Mortgage servicing rights	11,536	11,222
Bank-owned life insurance	132,477	131,454
Federal Home Loan Bank stock	48,797	48,797
Other assets	40,558	38,564
Total assets	$5,800,037	$5,680,386

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$632,157	$665,034
Interest-bearing demand	457,742	461,175
Savings and money market	1,112,312	1,178,855
Time	1,577,810	1,697,655
Total deposits	3,780,021	4,002,719

Short-term borrowings	368,375	16,000
Long-term debt	915,514	916,019
Minority interest	13,098	13,104
Other liabilities	48,366	58,141
Total liabilities	5,125,374	5,005,983

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 28,707,985 shares at March 31, 2008 and
28,756,647 shares at December 31, 2007	402,844	403,304
Surplus	54,487	54,669
Retained earnings	216,755	222,644
Accumulated other comprehensive income (loss)	577	(6,214)
Total shareholders' equity	674,663	674,403
Total liabilities and shareholders' equity	$5,800,037	$5,680,386

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2008	2007

Interest income:
Interest and fees on loans and leases	$70,294	$76,166
Interest and dividends on investment securities:
Taxable interest	9,271	8,712
Tax-exempt interest	1,389	1,363
Dividends	24	33
Interest on deposits in other banks	4	35
Interest on Federal funds sold and securities purchased under agreements to resell	21	10
Dividends on Federal Home Loan Bank stock	122	98
Total interest income	81,125	86,417

Interest expense:
Interest on deposits:
Demand	137	138
Savings and money market	3,785	6,284
Time	14,729	15,835
Interest on short-term borrowings	1,923	505
Interest on long-term debt	9,694	9,968
Total interest expense	30,268	32,730

Net interest income	50,857	53,687
Provision for loan and lease losses	34,272	2,600
Net interest income after provision for loan and lease losses	16,585	51,087

Other operating income:
Service charges on deposit accounts	3,543	3,444
Other service charges and fees	3,415	3,357
Income from fiduciary activities	1,005	761
Equity in earnings of unconsolidated subsidiaries	283	257
Fees on foreign exchange	194	221
Loan placement fees	153	259
Gains on sales of loans	1,798	1,367
Income from bank-owned life insurance	1,870	1,031
Other	2,018	455
Total other operating income	14,279	11,152

Other operating expense:
Salaries and employee benefits	17,364	16,406
Net occupancy	2,853	2,504
Equipment	1,395	1,230
Amortization of core deposit premium	668	685
Amortization of mortgage servicing rights	501	510
Communication expense	1,085	1,148
Legal and professional services	2,413	2,327
Computer software expense	863	799
Advertising expense	682	623
Foreclosed asset expense	2,590	-
Other	1,046	4,244
Total other operating expense	31,460	30,476

Income (loss) before income taxes	(596)	31,763
Income taxes	(2,254)	11,628
Net income	$1,658	$20,135

Per share data:
Basic earnings per share	$0.06	$0.66
Diluted earnings per share	0.06	0.65
Cash dividends declared	0.25	0.24

Shares used in computation:
Basic shares	28,686	30,699
Diluted shares	28,801	30,988

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$1,658	$20,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	34,272	2,600
Depreciation and amortization	1,864	1,742
Amortization of intangible assets	1,169	1,195
Net amortization of investment securities	462	564
Share-based compensation	612	1,262
Deferred income tax expense	6,776	4,572
Net gain on sale of loans	(1,798)	(1,367)
Proceeds from sales of loans held for sale	353,790	195,552
Originations of loans held for sale	(352,083)	(209,124)
Tax benefits from share-based compensation	(40)	-
Equity in earnings of unconsolidated subsidiaries	(283)	(257)
Increase in cash surrender value of bank-owned life insurance	(1,870)	(1,026)
Net change in other assets and liabilities	(18,274)	(6,304)
Net cash provided by operating activities	26,255	9,544

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	19,187	12,386
Proceeds from maturities of and calls on investment securities available for sale	201,684	241,987
Purchases of investment securities available for sale	(213,065)	(221,038)
Net loan originations	(151,089)	(62,605)
Proceeds from bank-owned life insurance	843	-
Purchases of premises and equipment	(2,527)	(1,417)
Distributions from unconsolidated subsidiaries	620	527
Contributions to unconsolidated subsidiaries	-	(167)
Net cash used in investing activities	(144,347)	(30,327)

Cash flows from financing activities:
Net increase (decrease) in deposits	(222,698)	1,138
Proceeds from long-term debt	30,000	100,000
Repayments of long-term debt	(30,365)	(35,344)
Net increase (decrease) in short-term borrowings	352,375	(54,269)
Cash dividends paid	(7,190)	(7,380)
Tax benefits from share-based compensation	40	-
Repurchases of common stock	(1,825)	(1,972)
Proceeds from issuance of common stock	194	95
Proceeds from stock option exercises	-	984
Net cash provided by financing activities	120,531	3,252

Net increase (decrease) in cash and cash equivalents	2,439	(17,531)
Cash and cash equivalents at beginning of period	82,129	135,648
Cash and cash equivalents at end of period	$84,568	$118,117

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,190	$31,051
Income taxes	1,315	1,160
Cash received during the period for:
Income taxes

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$20	$11
Reclassification of loans to other real estate	2,000	-
Transfer of loans to loans held for sale	60,080	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 is effective upon the initial adoption of SFAS 157 and amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of SFAS 157 for financial assets and liabilities beginning January 1, 2008 and such adoption did not have a material impact on our consolidated financial statements (see Note 12). As permitted under SFAS 157, we plan to adopt the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in our financial statements on a recurring basis effective January 1, 2009. We are evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 beginning January 1, 2008 and such adoption did not have a material impact on our consolidated financial statements.

In March 2007, the FASB ratified EITF No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12 “Omnibus Opinion-1967” (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. We adopted the provisions of EITF 06-10 beginning January 1, 2008 and such adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (minority interest) in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determining what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We are currently assessing the impact of this statement on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires (1) disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; (2) disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; (3) disclosure of information about credit-risk-related contingent features; and (4) cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

3.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Commercial, Financial and Agricultural	$379,721	$385,521
Real Estate:
Construction	1,196,297	1,226,138
Mortgage-Residential	1,074,721	1,036,779
Mortgage-Commercial	1,282,015	1,243,383
Consumer	202,871	209,166
Leases	53,373	53,303
	4,188,998	4,154,290
Unearned income	(12,402)	(12,585)
Total loans and leases	$4,176,596	$4,141,705

4.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$92,049	$52,280
Provision for loan and lease losses	34,272	2,600
	126,321	54,880
Charge-offs	(54,810)	(4,835)
Recoveries	597	569
Net charge-offs	(54,213)	(4,266)
Balance, end of period	$72,108	$50,614

The increase in the Allowance during the three months ended March 31, 2008 was primarily due to an increase in the number of loans that were downgraded, as well as an increase in specific reserves on certain impaired loans. As a result of the downturn in the California residential construction market, which began in 2007 and has continued through the first quarter of 2008, some of our borrowers are finding it increasingly difficult to repay amounts due on their outstanding balances as they primarily rely on the proceeds received from the sales of homes to repay their loans. Accordingly, our methodology for determining the adequacy of the Allowance required that these loans be downgraded. We also increased the amount of specific reserves for certain loans with direct exposure to this market. Deterioration of the economy in the United States generally as well as the economies of Hawaii and/or California, and any further deterioration in the California residential construction market or in our borrowers’ ability to repay their loans, may require us to increase our Allowance in the future, increase our provision for loan and lease losses and may result in increased net charge-offs.

5.   INTANGIBLE ASSETS

The following table presents changes in intangible assets for the three months ended March 31, 2008:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)

Balance, beginning of period	$28,750	$11,222
Additions	-	815
Amortization	(668)	(501)
Balance, end of period	$28,082	$11,536

The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights are presented below:

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(16,560)	$28,082	$44,642	$(15,892)	$28,750
Mortgage servicing rights	21,335	(9,799)	11,536	20,520	(9,298)	11,222

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2008, estimated amortization expense for the remainder of fiscal 2008, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
	Premium	Rights
	(Dollars in thousands)

2008 (remainder)	$2,006	$1,276
2009	2,674	1,454
2010	2,674	1,250
2011	2,674	1,068
2012	2,674	916
2013	2,674	788
Thereafter	12,706	4,784
	$28,082	$11,536

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.8 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. The fair value of our mortgage servicing rights was $12.0 million and $12.4 million at March 31, 2008 and December 31, 2007, respectively.

6.   DERIVATIVES

In January 2008, we entered into a derivative transaction to hedge future cash flows from a portion of our then existing variable rate loan portfolio. Effective January 2008 through January 2013, we will receive payments equal to a fixed interest rate of 6.25% from the counterparty on a notional amount of $400 million. In return, we will pay to the counterparty a floating rate, namely our prime rate, on the same notional amount. The purpose of this derivative transaction is to minimize the risk of fluctuations in interest payments received on our variable rate loan portfolio. The derivative transaction has been designated as a cash flow hedge.

As required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, we measure the derivative at fair value on our consolidated balance sheet. At each reporting period, depending on whether the derivative is in an asset or liability position, we record the derivative in other assets or other liabilities. We record the effective portion of the changes in the fair value of the derivative in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings.

At March 31, 2008, the derivative was in an asset position and we recorded the derivative at its fair value of $4.9 million in other assets. At March 31, 2008, we also recorded an unrealized gain of $4.6 million for the effective portion of the change in fair value of the derivative in accumulated other comprehensive income. During the three months ended March 31, 2008, we recognized a gain related to hedge ineffectiveness of $0.3 million.

7.   SHARE REPURCHASE

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases may be made from time to time on the open market or in privately negotiated transactions. During the three months ended March 31, 2008, we repurchased and retired a total of 100,000 shares of common stock for approximately $1.8 million. At March 31, 2008, a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan.

8.   SHARE-BASED COMPENSATION

The following table reflects total share-based compensation recognized for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Salaries and employee benefits	$612	$1,262
Income tax benefit	(245)	(506)
Net share-based compensation effect	$367	$756

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

The following is a summary of option activity for the Company’s stock option plans for the three months ended March 31, 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	872,912	$27.90
Changes during the period:
Granted	93,000	18.88
Forfeited	(17,163)	36.43
Outstanding at March 31, 2008	948,749	26.86

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007

Expected volatility	32.0%	33.3%
Risk free interest rate	2.8%	4.5%
Expected dividends	5.3%	2.8%
Expected life (in years)	6.5	7.5
Weighted average fair value	$3.50	$11.40

Restricted Stock Awards

Under the 1997 and 2004 Plans, we awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the three months ended March 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	44,620	$34.87
Changes during the period:
Forfeited	(2,500)	36.95
Nonvested at March 31, 2008	42,120	34.74

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

The table below presents activity of performance shares for the three months ended March 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	45,957	$34.74
Changes during the period:
Granted	97,907	18.88
Vested	(45,957)	34.74
Nonvested at March 31, 2008	97,907	18.88

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

The fair value of SARs granted to employees were estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007

Expected volatility	32.0%	31.7%
Risk free interest rate	2.8%	4.5%
Expected dividends	5.3%	2.8%
Expected life (in years)	6.5	6.5
Weighted average fair value	$3.50	$10.49

The table below presents activity of SARs for the three months ended March 31, 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	56,549	$35.00
Changes during the period:
Granted	210,963	18.88
Vested	(22,535)	34.48
Forfeited	(2,426)	35.20
Outstanding at March 31, 2008	242,551	21.03

9.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Unrealized holding gains (losses) on available-for-sale investment securities	$6,183	$(401)
Unrealized holding gains on derivatives	4,564	-
Pension adjustments	(9,784)	(9,973)
Tax effect	(386)	4,160
Accumulated other comprehensive income (loss), net of tax	$577	$(6,214)

Components of comprehensive income for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Net income	$1,658	$20,135
Unrealized gain on investment securities, net of taxes	3,945	1,805
Unrealized gain on derivatives, net of taxes	2,735	-
Pension adjustments, net of taxes	111	-
Comprehensive income	$8,449	$21,940

10.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Interest cost	$451	$446
Expected return on assets	(574)	(560)
Amortization of unrecognized loss	186	264
Net periodic cost	$63	$150

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Service cost	$75	$140
Interest cost	138	136
Amortization of unrecognized transition obligation	5	5
Amortization of prior service cost	5	1
Amortization of unrecognized (gain) loss	(8)	5
Net periodic cost	$215	$287

11.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007

Net income	$1,658	$20,135

Weighted average shares outstanding - basic	28,686	30,699
Dilutive effect of employee stock options and awards	115	289
Weighted average shares outstanding - diluted	28,801	30,988

Basic earnings per share	$0.06	$0.66
Diluted earnings per share	$0.06	$0.65

A total of 812,978 and 28,875 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2008 and 2007, respectively, as their effect was anti-dilutive.

12.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, we partially adopted the provisions of SFAS 157. The statement defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.

Under SFAS 157, we group our financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•
Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that requires the use of significant judgment or estimation.

Under SFAS 157, we base our fair values on the price that we would expect to receive if an asset were sold or pay to transfer a liability in an orderly transaction between market participants at the measurement date. As required under SFAS 157, we maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available for sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans and mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Available for sale securities	$935	$837,045	$14,675	$852,655
Derivatives	-	5,297	-	5,297
Total	$935	$842,342	$14,675	$857,952

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2008
Available For Sale Securities
(Dollars in thousands)

Balance at January 1, 2008	$14,821
Principal payments received on mortgage revenue bonds	(146)
Balance at March 31, 2008	14,675

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Loans held for sale (1)	$-	$47,929	$-	$47,929
Impaired loans (1)	-	65,630	-	65,630

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

13.  SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The majority of the Company's net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended March 31, 2008:
Net interest income	$37,045	$17,111	$(3,299)	$-	$50,857
Intersegment net interest income (expense)	(24,463)	18,398	2,126	3,939	-
Provision for loan losses	(33,300)	(972)	-	-	(34,272)
Other operating income	58	10,958	2,979	284	14,279
Other operating expense	(5,274)	(17,499)	(609)	(8,078)	(31,460)
Administrative and overhead expense allocation	2,683	(9,528)	(91)	6,936	-
Income taxes	8,138	(5,174)	9	(719)	2,254
Net income (loss)	$(15,113)	$13,294	$1,115	$2,362	$1,658

Three months ended March 31, 2007:
Net interest income	$44,183	$12,237	$(2,733)	$-	$53,687
Intersegment net interest income (expense)	(26,714)	19,538	416	6,760	-
Provision for loan losses	-	(2,600)	-	-	(2,600)
Other operating income	14	9,083	1,896	159	11,152
Other operating expense	(1,862)	(17,487)	(649)	(10,478)	(30,476)
Administrative and overhead expense allocation	(1,785)	(7,060)	(84)	8,929	-
Income taxes	(5,065)	(5,019)	422	(1,966)	(11,628)
Net income (loss)	$8,771	$8,692	$(732)	$3,404	$20,135

At March 31, 2008:
Investment securities	$-	$-	$879,570	$-	$879,570
Loans and leases (including loans held for sale)	2,275,510	1,998,829	-	-	4,274,339
Other	52,239	209,288	255,433	129,168	646,128
Total assets	$2,327,749	$2,208,117	$1,135,003	$129,168	$5,800,037

At December 31, 2007:
Investment securities	$-	$-	$881,254	$-	$881,254
Loans and leases (including loans held for sale)	2,228,739	1,950,538	-	-	4,179,277
Other	31,891	208,135	244,453	135,376	619,855
Total assets	$2,260,630	$2,158,673	$1,125,707	$135,376	$5,680,386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Hawaii corporation and a bank holding company. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank. We refer to Central Pacific Bank herein as “our Bank” or “the Bank,” and when we say “the Company,” “we,” “us” or “our,” we mean the holding company on a consolidated basis with the Bank and our other consolidated subsidiaries.

Central Pacific Bank is a full-service community bank with 39 branches and more than 95 ATMs located throughout the State of Hawaii. The Bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The Bank also has four loan production offices serving customers in California.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level. We increased the loan loss factors assigned to outstanding balances with direct exposure to the California residential market and, accordingly, increased our Provision for those loan and lease losses in the first quarter of 2008 to account for our increased exposure in the California residential construction market.

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

During the first quarter of 2008, we determined that an impairment test was required under SFAS 142 due to our market capitalization continuing to be substantially less than our equity book value. As a result of our impairment test, we determined that goodwill was not impaired as of March 31, 2008.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 14 to the Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2007, we used a weighted-average discount rate of 6.5% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2007 and the amount of pension expense to be recorded in 2008. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded. A 0.25% change in the discount rate assumption would impact 2008 pension expense by $0.1 million and year-end 2007 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2008 pension expense by $0.1 million.

Financial Summary

Net income for the first quarter of 2008 was $1.7 million, or $0.06 per diluted share, down 91.8% from $20.1 million, or $0.65 per diluted share, for the first quarter of 2007. The decrease in net income for the first quarter of 2008 was primarily due to the recognition of $34.3 million in provision for loan and lease losses as market conditions in the California residential construction market continued to deteriorate and collateral values have decreased. The effects of the increase in the provision were partially offset by a decrease in income tax expense resulting from the decrease in pre-tax income for the current period.

The following table presents annualized returns on average assets, average shareholders' equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets which includes goodwill and core deposit premium. Average intangible assets were $273.2 million and $328.8 million for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended
	March 31,
	2008	2007

Return on average assets	0.12%	1.48%
Return on average shareholders' equity	0.96%	10.73%
Return on average tangible equity	1.59%	19.11%
Basic earnings per share	$0.06	$0.66
Diluted earnings per share	$0.06	$0.65

Material Trends

Hawaii’s economy is expected to maintain moderate growth in 2008, but at a slower rate than experienced over the last several years, according to the latest Department of Business and Economic Development and Tourism forecast.  Personal income is forecasted to increase 5.7% for 2008, while total wage and salary jobs are forecasted to increase 1.4% in 2008. Real gross state product is expected to increase by 2.5% in 2008 and 2009, as compared to the 2.7% increase in 2007.

Based upon the latest data and near term outlook, visitor industry growth has been revised downward from the prior forecast. Total arrivals are expected to decrease 1.4% in 2008, which is in contrast to a 1.0% projected increase in the previous November 2007 forecast. In 2008, visitor days are expected to decline 1.5% from fiscal 2007 and average daily spending is expected to increase 1.5% over the previous year.

Hawaii real personal income is expected to increase 1.6% in 2008, following a 1.3% increase in 2007. The state’s unemployment rate, which was tied for the fourth lowest jobless rate in the nation, was 3.1% in March 2008 compared to 3.2% at December 31, 2007. The job growth forecast for 2008 remained unchanged at 1.4%.

The rate of home resales in the Hawaii housing market is expected to slow down through 2009, which is similar to the slowdown evident in the national housing market. In March 2008, the number of single-family home resales on Oahu decreased by 14.5% while the median sales price decreased by 2.4% from a year ago. Despite the anticipated slowdown in home resales, the Hawaii housing market is expected to experience lower levels of price declines compared to the national housing market.

California’s economy is expected to remain relatively flat in 2008 as expected growth in technology, tourism, international trade and agriculture is estimated to offset declines in the housing and finance related industries. Job growth in 2008 is expected to be in excess of 0.5% of 2007 levels, while, California real personal income is expected to increase 4.7% in 2008, compared to 6.2% in 2007 and 6.5% in 2006. California’s unemployment rate has increased to 6.2% in March 2008 from 6.1% in December 2007, further suggesting a weakening in the economy.

The residential real estate market in California has shown continued signs of weakness as tighter underwriting standards and the ongoing effects of the credit crisis have dampened sales activity. In March 2008, the number of single-family home resales in California decreased 24.5% and the median sales price decreased 29.0% from a year ago. Despite recent declines in the median sales price, affordability remains low and the inventory of unsold homes continues to grow. Accordingly, further declines in single-family home resales are expected for the remainder of 2008.

As we have seen in the past three fiscal quarters with the deteriorating market conditions of the California residential construction market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California or other markets we serve. Loan demand, deposit growth, provision for loan losses, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California residential construction market does not improve or continues to deteriorate, or if the economic environments in Hawaii, California or other markets we serve suffer an adverse change such as a material decline in the real estate market, further declines in single-family home resales, or a material external shock, our results of operations may be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, are expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2008 and 2007 is set forth below.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$495	3.17%	$4	$2,776	5.11%	$35
Federal funds sold & securities purchased
under agreements to resell	2,641	3.20	21	778	5.20	10
Taxable investment securities (1)	739,033	5.03	9,295	743,018	4.71	8,745
Tax-exempt investment securities (1)	152,316	5.61	2,137	154,509	5.43	2,097
Loans and leases, net of unearned income (2)	4,247,369	6.65	70,294	3,899,826	7.90	76,166
Federal Home Loan Bank stock	48,797	1.00	122	48,797	0.80	98
Total interest earning assets	5,190,651	6.33	81,873	4,849,704	7.26	87,151
Nonearning assets	557,802			588,269
Total assets	$5,748,453			$5,437,973

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$451,058	0.12%	$137	$433,167	0.13%	$138
Savings and money market deposits	1,141,285	1.33	3,785	1,236,806	2.06	6,285
Time deposits under $100,000	532,517	3.38	4,481	627,268	3.74	5,784
Time deposits $100,000 and over	1,105,154	3.73	10,248	900,843	4.52	10,050
Short-term borrowings	229,455	3.37	1,923	37,021	5.55	505
Long-term debt	920,006	4.24	9,694	768,312	5.26	9,968
Total interest-bearing liabilities	4,379,475	2.78	30,268	4,003,417	3.32	32,730
Noninterest-bearing deposits	599,047			589,009
Other liabilities	79,756			95,269
Shareholders' equity	690,175			750,278
Total liabilities and shareholders' equity	$5,748,453			$5,437,973

Net interest income			$51,605			$54,421

Net interest margin		3.99%			4.52%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income of $51.6 million for the first quarter of 2008 decreased by $2.8 million, or 5.2%, from the first quarter of 2007. The decrease in net interest income for the first quarter of 2008 was primarily the result of a decrease in average loan yields as certain variable rate loans repriced downward over the past twelve months in connection with the Federal Reserve’s actions to decrease interest rates. Net interest income was positively impacted by a decrease in interest expense as average rates on interest-bearing liabilities have decreased over the past twelve months, also reflective of the Federal Reserve’s recent actions to decrease interest rates.

Interest Income

Taxable-equivalent interest income of $81.9 million for the first quarter of 2008 decreased by $5.3 million, or 6.1%, from the first quarter of 2007. The current quarter decrease in taxable-equivalent interest income was attributable to the reversal of $1.5 million of interest income on certain nonaccrual loans in the first quarter of 2008, as well as a decrease in average loan yields, which declined to 6.65% for the first quarter of 2008 from 7.90% in the comparable prior year period. The decrease in the average loan yield (including the effects of the reversal mentioned above) contributed to approximately $12.2 million of the current quarter decrease in taxable-equivalent interest income. Partially offsetting the decrease in interest income was the $347.5 million, or 8.9%, increase in average loans and leases in the first quarter of 2008 over the comparable prior year period. This increase in volume resulted in a $6.9 million increase in taxable-equivalent interest income for the first quarter of 2008 when compared to the comparable prior year period. The increase in average loans and leases for the current quarter was primarily driven by an increase in residential mortgage originations as competition in this market has diminished with the departure of several national residential mortgage lenders from the Hawaii market.

Interest Expense

Taxable-equivalent interest expense of $30.3 million for the first quarter of 2008, decreased by $2.5 million, or 7.5%, from the comparable quarter one year ago. The change in interest expense was attributable to the decrease in average rates paid on average interest-bearing liabilities, particularly on savings and money market deposits, which decreased by 73 basis points (“bp”); time deposits $100,000 and over, which decreased by 79 bp and long-term debt, which decreased by 102 bp. The decreases in average rates contributed to $2.3 million, $1.8 million and $2.0 million of the decrease in taxable-equivalent interest expense, respectively. Partially offsetting the decrease in taxable-equivalent interest expense were increases in average balances on time deposits $100,000 and over, which increased by $204.3 million, or 22.7%, from the comparable prior year period and short-term borrowings, which increased by $192.4 million, or 519.8%, from the comparable prior year period. These volume increases resulted in higher taxable-equivalent interest expense of $2.3 million and $2.7 million, respectively, for the first quarter of 2008. The increase in average balances of time deposits $100,000 and over was reflective of the continued shift in our deposit base from lower rate checking and savings accounts to higher rate time deposit accounts. The increase in short term borrowings was attributable to loan growth outpacing deposit growth.

Net Interest Margin

Our net interest margin was 3.99% for the first quarter of 2008 compared to 4.52% for the first quarter of 2007. The compression in our net interest margin is primarily attributable to the aforementioned decrease in net income. In addition, average yields earned on interest earning assets have declined faster than the average rates paid on interest-bearing liabilities, as the rate of downward repricing of interest-bearing liabilities has been tempered by the continued strong competition for deposits in the Hawaii market.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$251	$231
Real estate:
Construction	116,342	61,017
Mortgage-residential	162	-
Mortgage-commercial	-	293
Total non accrual loans	116,755	61,541
Other real estate	2,000	-
Total nonperforming assets	118,755	61,541

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	69	18
Real estate:
Mortgage-residential	57	-
Mortgage-commercial	-	586
Consumer	355	273
Leases	51	26
Total accruing loans delinquent for 90 days or more	532	903

Restructured loans still accruing interest:
Total restructured loans still accruing interest	-	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$119,287	$62,444

Total nonperforming assets as a percentage of loans and other real estate	2.81%	1.48%

Total nonperforming assets and accruing loans delinquent for 90
days or more as a percentage of loans and other real estate	2.82%	1.51%

Total nonperforming assets, accruing loans delinquent for 90 days or more and
restructured loans still accruing interest as a percentage of loans and other real estate	2.82%	1.51%

Nonperforming assets, which includes nonaccrual loans and leases, foreclosed real estate and other nonperforming investments totaled $118.8 million at March 31, 2008, compared to $61.5 million at fiscal 2007 year-end. Nonperforming assets at March 31, 2008 were comprised of nonaccrual loans of $68.9 million, loans classified as held for sale that were nonperforming of $47.9 million and other real estate of $2.0 million. The increase in nonperforming assets during the first quarter of 2008 was primarily attributable to the inclusion of 13 California residential construction loans totaling $76.5 million, as market conditions in the California residential construction market continued to deteriorate, partially offset by partial charge-offs of six California residential constructions loans to five borrowers totaling $16.4 million.

As indicated above, the Company’s credit risk position declined further during the current quarter as the deterioration in the California residential construction market continued. Lower absorption rates in many of the California residential tract lending projects that we financed resulted in the continued decline of California home prices. These conditions adversely impacted a number of our California borrowers with exposure to this sector and led to further reductions in collateral values.

An increase in impaired loans combined with the reduced collateral values described above contributed to the $34.3 million Provision during the current quarter, compared to a Provision of $2.6 million one year ago. The increased Provision was necessary to ensure that our Allowance was appropriate and reflects the current, reduced value of the collateral supporting our impaired loans with exposure to the California residential construction market.

In light of the significant negative impact our exposure to the California residential construction market had on our overall credit risk position, additional information regarding our exposure to this sector follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Total loans outstanding - California residential construction market:
Loans held for sale	$47,929	$5,400
Loan portfolio	197,936	305,230
Total	$245,865	$310,630

Percentage of California residential construction loan portfolio to total loans	4.7%	7.4%

Non performing assets - California residential construction market:
Nonaccrual loans	$63,502	$52,334
Nonaccrual loans held for sale	47,929	5,400
Other real estate	2,000	-
	$113,431	$57,734

Total nonperforming assets with exposure to the California residential
construction market assets as a percentage of total assets	1.96%	1.02%

Beginning in fourth quarter of 2007, we engaged the services of seasoned real estate professionals to assist us in assessing and managing our risk exposure to the California residential construction market. As a result of these efforts and given the uncertainties in the short-term outlook for this market, we have initiated loan sale proceedings on several California residential construction loans and are pursuing a variety of options to reduce our credit risk exposure to this market.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$92,049	$52,280

Provision for loan and lease losses	34,272	2,600

Charge-offs:
Commercial, financial and agricultural	199	3,424
Real estate:
Construction	53,722	-
Mortgage-residential	-	358
Consumer	889	1,053
Leases	-	-
Total charge-offs	54,810	4,835

Recoveries:
Commercial, financial and agricultural	55	39
Real estate:
Mortgage-residential	52	35
Mortgage-commercial	2	3
Consumer	488	492
Leases	-	-
Total recoveries	597	569

Net charge-offs	54,213	4,266

Balance at end of period	$72,108	$50,614

Annualized ratio of net charge-offs to average loans	5.11%	0.44%

Our Allowance at March 31, 2008 totaled $72.1 million, a decrease of $19.9 million, or 21.7%, from year-end 2007. The current quarter decrease was primarily attributable to $54.2 million in net charge-offs in the first quarter of 2008, concentrated in loans with direct exposure to the California residential construction market. As previously mentioned, the Provision of $34.3 million recognized in the first quarter of 2008 was attributed to the decline in collateral values for many loans with exposure to this sector.

The Allowance, expressed as a percentage of total loans, was 1.73% at March 31, 2008, compared to 2.22% at year-end 2007. The sequential quarter decrease in this percentage was primarily due to current quarter charge-offs totaling $54.8 million combined with the current quarter transfer of non-performing California residential construction loans totaling $42.5 million from our loan portfolio to the loans held for sale category. Because a significant amount of our non-performing California residential construction loans were charged off and/or transferred to held for sale, the Allowance as a percentage of the remaining portfolio decreased during the quarter. As we have seen with the downturn in the California residential construction market, continued economic deterioration in the areas we serve could adversely affect our borrowers’ ability to repay their loans or the value of collateral securing those loans and, consequently, the level of net loan charge-offs and the Provision.

Other Operating Income

Total other operating income of $14.3 million for the first quarter of 2008 increased by $3.1 million, or 28.0%, from the comparable quarter one year ago. The change was largely due to increases in miscellaneous operating income of $1.6 million, income from bank-owned life insurance of $0.8 million, and gains on sales of loans of $0.4 million. The increase in miscellaneous operating income resulted from the mandatory partial redemption of our shares in Visa, Inc., which resulted in a gain of $0.9 million, while the increase in bank-owned life insurance was primarily the result of $0.8 million in net death benefits recognized during the first quarter of 2008. The increase in gains on sales of loans was reflective of the increase in loan origination activity reported in the first quarter of 2008. Several factors have lead to the increased loan origination activity, including our establishment of strategic alliances with real estate brokers and developers that provide additional loan origination opportunities and decreased competition as several national lenders have recently exited the Hawaii market.

Other Operating Expense

Total other operating expense was $31.5 million for the first quarter of 2008, up $1.0 million, or 3.2%, from the comparable quarter one year ago. The increase in other operating expense was attributable to an increase in foreclosed asset expense of $2.6 million, which represented the writedown of foreclosed property to its estimated fair value, and an increase in salaries and employee benefits of $1.0 million as salaries and employee benefits for the first quarter of 2007 included the effects of a $1.8 million reversal of certain incentive compensation accruals. The aforementioned increases were partially offset by a decrease in miscellaneous operating expense of $3.2 million, primarily due to a $4.5 million reduction in the reserve for unfunded commitments recognized in the first quarter of 2008. The decrease in reserves for unfunded commitments was primarily attributable to the termination of several outstanding commitments to certain borrowers with exposure to the California residential construction market.

Given the current economic conditions under which we operate, we expect to continue to tightly manage our operating expenses and anticipate expenses for the remainder of 2008 to remain relatively consistent with current levels.

Income Taxes

In the first quarter of 2008, the Company recognized an income tax benefit of $2.3 million on a pre-tax net loss of $0.6 million. In the comparable prior year period, the Company recorded income tax expense of $11.6 million on pre-tax income of $31.8 million. The current quarter’s tax benefit was impacted by the disproportionate recognition of federal and state tax credits and the generation of tax-exempt income compared to taxable income.

Factors that may affect the effective tax rate for the remainder of 2008 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of federal and state tax credits available to offset future taxable income.

Financial Condition

Total assets at March 31, 2008 grew to $5.8 billion, increasing by $119.7 million, or 2.1%, compared to year-end 2007.

Loans and leases, net of unearned income, grew to $4.2 billion, increasing slightly by $34.9 million, or 0.8%, over year-end 2007. The increase was primarily attributable to increases in our residential and commercial real estate mortgage portfolios, partially offset by decreases in our commercial, financial and agricultural and real estate construction loan portfolios. Further reducing our loans and leases balance was the current quarter reclassification of $42.5 million (net of related charge-offs) of California residential construction loans and $17.5 million of Hawaii residential mortgage loans from the held to maturity loan portfolio to loans held for sale. The reclassification of the California residential construction loans to held for sale reflects our continued effort to minimize our exposure to this sector, while the reclassification of the Hawaii residential mortgage loans was done to generate additional liquidity. After considering the effects of the current quarter’s loan growth and the reclassification of certain loans to held for sale, our Hawaii operations grew by approximately $104.7 million while our mainland loan portfolio decreased by $69.8 million.

Total deposits at March 31, 2008 of $3.8 billion decreased by $222.7 million, or 5.6%, from year-end 2007. Interest-bearing deposits at March 31, 2008, decreased by $189.8 million, or 5.7%, while noninterest-bearing deposits decreased by $32.9 million, or 4.9% from year-end 2007. The decrease in deposits was reflective of customers seeking higher returns from other investment vehicles as deposit rates have decreased in the current quarter and the overall softening of the economy.

Capital Resources

Shareholders' equity was $674.7 million at March 31, 2008, compared to $674.4 million at year-end 2007. Book value per share at March 31, 2008 was $23.50, compared to $23.45 at year-end 2007.

On January 30, 2008, the Company’s board of directors declared a first quarter cash dividend of $0.25 per share, an increase of 4.2% over the $0.24 per share dividend declared in the first quarter of 2007.

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. During the three months ended March 31, 2008, we repurchased and retired a total of 100,000 shares of common stock for approximately $1.8 million under the 2008 Repurchase Plan. At March 31, 2008, a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan.

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

			Minimum Required
			for Capital		Minimum Required to
	Actual		Adequacy Purposes		be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At March 31, 2008:
Leverage capital	$529,491	9.6%	$219,794	4.0%	$274,743	5.0%
Tier 1 risk-based capital	529,491	10.9	193,702	4.0	290,553	6.0
Total risk-based capital	590,192	12.2	387,403	8.0	484,253	10.0

At December 31, 2007:
Leverage capital	$535,670	9.8%	$218,477	4.0%	$273,096	5.0%
Tier 1 risk-based capital	535,670	11.5	187,049	4.0	280,574	6.0
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0

Central Pacific Bank
At March 31, 2008:
Leverage capital	$500,395	9.2%	$218,831	4.0%	$273,539	5.0%
Tier 1 risk-based capital	500,395	10.4	193,328	4.0	289,992	6.0
Total risk-based capital	560,981	11.6	386,656	8.0	483,320	10.0

At December 31, 2007:
Leverage capital	$518,923	9.5%	$218,143	4.0%	$272,679	5.0%
Tier 1 risk-based capital	518,923	11.1	186,743	4.0	280,115	6.0
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0

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

During the first quarter of 2008, loan balances increased slightly while our deposit balances decreased from year end 2007. This shortfall was funded from a variety of sources, including proceeds from maturities of investment securities, as well as secondary funding sources such as the Federal Home Loan Bank of Seattle (“FHLB”). The Bank is a member of, and maintained a $1.3 billion line of credit with the FHLB as of March 31, 2008, of which $135.2 million was outstanding.

We believe that our current sources of funding are adequate to meet our liquidity needs for the near term.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in our contractual obligations since December 31, 2007.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2008 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 1A. Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the SEC.

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2008 through January 31, 2008	-	$-	-	1,200,000
February 1, 2008 through February 29, 2008	-	-	-	1,200,000
March 1, 2008 through March 31, 2008	100,000	17.60	100,000	1,100,000

(1)
In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (3)

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5)(15)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6)(15)

Exhibit No.	Document

10.4	The Registrant's 1997 Stock Option Plan, as amended (6)(15)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7)(15)

10.6	The Registrant’s 2004 Stock Compensation Plan (8)(15)

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (9)(15)

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (10)(15)

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (11)(15)

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (11)(15)

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (11)(15)

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (11)(15)

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (11)(15)

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (12)(15)

10.15	Form of Restricted Stock Award Agreement (8)(15)

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (13)(15)

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (13)(15)

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (14) (15)

10.19	The Registrant’s Long-Term Executive Incentive Plan (15) (16)

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (15) (18)

10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517)

10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (19)

10.23	Termination of Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated December 4, 2007 (20)

10.24	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (15) (21)

14.1	The Registrant’s Code of Conduct and Ethics (17)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (18)

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith.

** Furnished herewith.

(1)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2006.

(3)	Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(4)	Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(5)	Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)	Filed as Exhibits 10.8 and 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(7)	Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(8)	Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(9)	Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(10)	Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

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

(13)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(14)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.

(15)	Denotes management contract or compensation plan or arrangement.

(16)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(17)	Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(18)	Filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(19)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2006.

(20)	Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2007.

(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 9, 2008	/s/ Clint Arnoldus
Clint Arnoldus
President and Chief Executive Officer

Date: May 9, 2008	/s/ Dean K. Hirata
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