Form 10-Q
period 2008-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2008-08-11
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 1, 2008 was 28,723,983 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2008 and December 31, 2007

Consolidated Statements of Operations Three and six months ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows Six months ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$97,657	$79,088
Interest-bearing deposits in other banks	545	241
Federal funds sold	14,900	2,800
Investment securities:
Trading	5,077	-
Available for sale	809,965	835,130
Held to maturity (fair value of $25,976 at June 30, 2008 and $46,077 at December 31, 2007)	26,023	46,124
Total investment securities	841,065	881,254

Loans held for sale	108,535	37,572

Loans and leases	4,077,956	4,141,705
Less allowance for loan and lease losses	86,050	92,049
Net loans and leases	3,991,906	4,049,656

Premises and equipment, net	82,724	82,841
Accrued interest receivable	22,687	26,041
Investment in unconsolidated subsidiaries	16,697	17,404
Other real estate	3,501	-
Goodwill	150,514	244,702
Core deposit premium	27,413	28,750
Mortgage servicing rights	13,622	11,222
Bank-owned life insurance	133,317	131,454
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	49,539	1,488
Other assets	46,930	37,076
Total assets	$5,650,349	$5,680,386

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$649,950	$665,034
Interest-bearing demand	471,294	461,175
Savings and money market	1,151,821	1,178,855
Time	1,647,565	1,697,655
Total deposits	3,920,630	4,002,719

Short-term borrowings	275,186	16,000
Long-term debt	885,019	916,019
Minority interest	10,061	13,104
Other liabilities	52,350	58,141
Total liabilities	5,143,246	5,005,983

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
28,716,667 shares at June 30, 2008 and 28,756,647 shares at December 31, 2007	402,985	403,304
Surplus	55,039	54,669
Retained earnings	63,321	222,644
Accumulated other comprehensive loss	(14,242)	(6,214)
Total shareholders' equity	507,103	674,403
Total liabilities and shareholders' equity	$5,650,349	$5,680,386

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Interest income:
Interest and fees on loans and leases	$65,677	$77,070	$135,971	$153,236
Interest and dividends on investment securities:
Taxable interest	9,308	8,866	18,579	17,578
Tax-exempt interest	1,416	1,365	2,805	2,728
Dividends	11	60	35	93
Interest on deposits in other banks	3	39	7	74
Interest on Federal funds sold and securities purchased under agreements to resell	22	109	43	119
Dividends on Federal Home Loan Bank stock	171	24	293	122
Total interest income	76,608	87,533	157,733	173,950

Interest expense:
Interest on deposits:
Demand	179	141	316	279
Savings and money market	2,980	6,166	6,765	12,452
Time	11,706	17,424	26,435	33,257
Interest on short-term borrowings	2,357	303	4,280	808
Interest on long-term debt	8,002	10,616	17,696	20,584
Total interest expense	25,224	34,650	55,492	67,380

Net interest income	51,384	52,883	102,241	106,570
Provision for loan and lease losses	87,800	1,000	122,072	3,600
Net interest income (loss) after provision for loan and lease losses	(36,416)	51,883	(19,831)	102,970

Other operating income:
Service charges on deposit accounts	3,511	3,463	7,054	6,907
Other service charges and fees	3,710	3,414	7,125	6,771
Income from fiduciary activities	990	854	1,995	1,615
Equity in earnings of unconsolidated subsidiaries	131	167	414	424
Fees on foreign exchange	112	171	306	392
Investment securities gains	253	-	253	-
Loan placement fees	213	283	366	542
Net gain on sales of residential loans	2,241	1,403	4,039	2,770
Income from bank-owned life insurance	845	1,183	2,715	2,214
Other	(75)	600	1,943	1,055
Total other operating income	11,931	11,538	26,210	22,690

Other operating expense:
Salaries and employee benefits	18,648	16,888	36,012	33,294
Net occupancy	3,266	2,593	6,119	5,097
Equipment	1,433	1,325	2,828	2,555
Amortization of core deposit premium	669	685	1,337	1,370
Amortization of mortgage servicing rights	612	500	1,113	1,010
Communication expense	1,125	938	2,210	2,086
Legal and professional services	2,615	2,110	5,028	4,437
Computer software expense	809	893	1,672	1,692
Advertising expense	700	635	1,382	1,258
Goodwill impairment	94,279	-	94,279	-
Foreclosed asset expense	3,984	-	6,574	-
Loss on sales of commercial real estate loans	1,671	-	1,671	-
Write down of assets	22,424	-	22,424	-
Other	8,048	4,764	9,094	9,008
Total other operating expense	160,283	31,331	191,743	61,807

Income (loss) before income taxes	(184,768)	32,090	(185,364)	63,853
Income tax expense (benefit)	(38,510)	11,074	(40,764)	22,702
Net income (loss)	$(146,258)	$21,016	$(144,600)	$41,151

Per share data:
Basic earnings (loss) per share	$(5.10)	$0.69	$(5.04)	$1.34
Diluted earnings (loss) per share	(5.10)	0.68	(5.04)	1.33
Cash dividends declared	0.25	0.24	0.50	0.48

Shares used in computation:
Basic shares	28,652	30,555	28,670	30,627
Diluted shares	28,652	30,798	28,670	30,894

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$(144,600)	$41,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	122,072	3,600
Depreciation and amortization	3,881	3,515
Goodwill impairment	94,279	-
Write down of assets	22,424	-
Foreclosed asset expense	6,574	-
Amortization of intangible assets	2,450	2,380
Net amortization of investment securities	691	859
Share-based compensation	1,164	2,176
Net gain on investment securities	(253)	-
Deferred income tax expense (benefit)	(4,504)	4,363
Net gain on sales of residential loans	(4,039)	(2,770)
Loss on sale of commercial real estate loans	1,671	-
Proceeds from sales of loans held for sale	817,958	421,200
Originations of loans held for sale	(721,898)	(437,300)
Tax benefits from share-based compensation	(40)	-
Equity in earnings of unconsolidated subsidiaries	(414)	(424)
Increase in cash surrender value of bank-owned life insurance	(2,706)	(2,203)
Increase in income tax receivable	(48,051)	(2,660)
Net change in other assets and liabilities	(13,159)	(8,186)
Net cash provided by operating activities	133,500	25,701

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities held to maturity	20,058	15,644
Proceeds from maturities of and calls on investment securities available for sale	311,868	394,853
Purchases of investment securities available for sale	(292,694)	(378,709)
Net loan originations	(351,783)	(95,126)
Proceeds from sales of loans originated for investment	64,901	-
Proceeds from sales of securitized residential mortgage loans	20,838	-
Proceeds from bank-owned life insurance	843	-
Purchases of premises and equipment	(3,764)	(4,296)
Distributions from unconsolidated subsidiaries	632	577
Contributions to unconsolidated subsidiaries	(845)	(2,668)
Acquisition of minority interests, net of cash acquired	(3,150)	-
Net cash used in investing activities	(233,096)	(69,725)

Cash flows from financing activities:
Net increase (decrease) in deposits	(82,089)	70,374
Proceeds from long-term debt	30,000	150,000
Repayments of long-term debt	(60,736)	(72,693)
Net increase (decrease) in short-term borrowings	259,186	(77,405)
Cash dividends paid	(14,367)	(14,714)
Tax benefits from share-based compensation	40	-
Repurchases of common stock	(1,824)	(12,184)
Proceeds from issuance of common stock	350	250
Proceeds from stock option exercises	9	1,017
Net cash provided by financing activities	130,569	44,645

Net increase in cash and cash equivalents	30,973	621
Cash and cash equivalents at beginning of period	82,129	135,648
Cash and cash equivalents at end of period	$113,102	$136,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,371	$64,940
Income taxes	12,920	15,811

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$44	$22
Net reclassification of loans to other real estate	7,401	-
Net transfer of loans to loans held for sale	162,984	-
Securitization of residential mortgage loans into trading mortgage backed securities	4,995	-

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

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income (loss) or shareholders’ equity for any periods presented.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, we adopted the following new accounting pronouncements:

•	SFAS 157 – Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,”

•	SFAS 159 – Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,”

•	EITF 06-10 – Emerging Issues Task Force Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” and

•	SAB 109 – Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”

The adoption of these pronouncements did not have a material impact on our consolidated financial statements.

In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As permitted under SFAS 157, we plan to adopt the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in our financial statements on a recurring basis effective January 1, 2009. We are evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of this pronouncement on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires (1) disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; (2) disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; (3) disclosure of information about credit-risk-related contingent features; and (4) cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact of this pronouncement on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We are evaluating the impact of this pronouncement on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of this pronouncement on our consolidated financial statements.

3.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Commercial, Financial and Agricultural	$389,042	$385,521
Real Estate:
Construction	1,092,426	1,226,138
Mortgage-Residential	1,084,685	1,036,702
Mortgage-Commercial	1,272,526	1,243,383
Consumer	196,590	209,166
Leases	53,307	53,303
	4,088,576	4,154,213
Unearned income	(10,620)	(12,508)
Total loans and leases	$4,077,956	$4,141,705

4.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance, beginning of period	$72,108	$50,614	$92,049	$52,280
Provision for loan and lease losses	87,800	1,000	122,072	3,600
	159,908	51,614	214,121	55,880
Charge-offs	(74,257)	(843)	(129,067)	(5,678)
Recoveries	399	638	996	1,207
Net charge-offs	(73,858)	(205)	(128,071)	(4,471)
Balance, end of period	$86,050	$51,409	$86,050	$51,409

As a result of the downturn in the California residential construction market, which began in 2007 and has continued through the second quarter of 2008, some of our borrowers are finding it increasingly difficult to repay amounts due on their outstanding balances as they primarily rely on the proceeds received from the sales of homes to repay their loans. In turn, the collateral values securing some of these loans have significantly declined in value as evidenced by appraisals received in the first and second quarters of 2008.  Current appraisals reflect market values that have dropped more than 50% from the market values indicated in appraisals obtained in the latter part of 2007. These factors have contributed to increases in the number of loan downgrades, nonaccrual loans, specific reserves on certain impaired loans and certain loan loss factors for specified pools of loans during the six months ended June 30, 2008. Additionally, our methodology for determining the adequacy of the Allowance has required that we increase our reserve levels on these loans.

Net charge-offs for the three and six months ended June 30, 2008 included charge-offs of loans transferred to loans held for sale of $51.0 million and $79.5 million, respectively, and were primarily concentrated on loans with direct exposure to the California residential construction market.

In July 2008, we reduced our exposure to the California residential construction market by selling certain non-performing assets with a combined carrying amount of $44.2 million at June 30, 2008. No gain or loss was recorded on the sale as the carrying values of these assets were written down to their sales price at June 30, 2008. Upon completion of the sale, our remaining asset exposure to the California residential construction sector was $102.1 million.

5.      SECURITIZATIONS

During the second quarter of 2008, we securitized certain residential mortgage loans with an outstanding principal balance of $25.6 million that were previously held in our loan portfolio, with a U.S. Government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans. We recorded a servicing asset related to the securitizations of $0.3 million. At June 30, 2008, the unsold mortgage-backed securities that we received were categorized as trading securities and were therefore recorded at their fair value of $5.1 million. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in our consolidated statement of operations.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill allocated to each of our reportable segments during the six months ended June 30, 2008:

	Hawaii	Commercial
(Dollars in thousands)	Market	Real Estate	Total

Balance, beginning of period	$150,423	$94,279	$244,702
Additions	120	-	120
Reductions	(29)	-	(29)
Impairment charge	-	(94,279)	(94,279)
Balance, end of period	$150,514	$-	$150,514

At June 30, 2008, we experienced a decline in our market capitalization which we determined to be an indicator that an impairment test was required under SFAS 142. As a result of the impairment test performed, we determined that the remaining goodwill associated with our Commercial Real Estate reporting segment was impaired and we recorded an impairment charge of $94.3 million in the second quarter of 2008.

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the six months ended June 30, 2008:

	Core	Mortgage
	Deposit	Servicing
(Dollars in thousands)	Premium	Rights

Balance, beginning of period	$28,750	$11,222
Additions	-	3,513
Amortization	(1,337)	(1,113)
Balance, end of period	$27,413	$13,622

The gross carrying value and accumulated amortization related to the core deposit premium and mortgage servicing rights are presented below:

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in thousands)	Value	Amortization	Net	Value	Amortization	Net

Core deposit premium	$44,642	$(17,229)	$27,413	$44,642	$(15,892)	$28,750
Mortgage servicing rights	24,033	(10,411)	13,622	20,520	(9,298)	11,222

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2008, estimated amortization expense for the remainder of fiscal 2008, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
(Dollars in thousands)	Premium	Rights

2008 (remainder)	$1,337	$795
2009	2,674	1,730
2010	2,674	1,536
2011	2,674	1,351
2012	2,674	1,188
2013	2,674	1,044
Thereafter	12,706	5,978
	$27,413	$13,622

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $2.7 million and $3.5 million for the three and six months ended June 30, 2008, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively. The fair value of our mortgage servicing rights was $14.5 million and $12.4 million at June 30, 2008 and December 31, 2007, respectively.

7.   DERIVATIVES

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

At June 30, 2008, the derivative was in a net liability position and we recorded the derivative at its fair value of $8.4 million in other liabilities. At June 30, 2008, we also recorded an unrealized loss of $8.4 million for the effective portion of the change in fair value of the derivative in accumulated other comprehensive income (loss). During the six months ended June 30, 2008, there was no hedge ineffectiveness.

8.   SHARE REPURCHASE

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases may be made from time to time on the open market or in privately negotiated transactions. During the six months ended June 30, 2008, we repurchased and retired a total of 100,000 shares of common stock for approximately $1.8 million. Although, a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at June 30, 2008, the Company is not currently making any repurchases.

9.   SHARE-BASED COMPENSATION

The following table reflects total share-based compensation recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Salaries and employee benefits	$553	$914	$1,164	$2,176
Income tax benefit	(222)	(366)	(467)	(872)
Net share-based compensation effect	$331	$548	$697	$1,304

In accordance with SFAS 123R, we are required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered.

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the six months ended June 30, 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	872,912	$27.90
Changes during the period:
Granted	95,000	18.75
Exercised	(1,000)	9.24
Expired	(2,213)	26.66
Forfeited	(36,249)	35.37
Outstanding at June 30, 2008	928,450	26.70

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected volatility	32.5%	-%	32.0%	33.3%
Risk free interest rate	4.9%	-%	2.8%	4.5%
Expected dividends	8.0%	-%	5.4%	2.8%
Expected life (in years)	6.5	-	6.5	7.5
Weighted average fair value	$1.89	$-	$3.47	$11.40

There were no stock options granted during the three months ended June 30, 2007.

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the six months ended June 30, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	44,620	$34.87
Changes during the period:
Forfeited	(2,500)	36.95
Nonvested at June 30, 2008	42,120	34.74

We awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

Performance Shares and Stock Appreciation Rights

In 2005 and 2008, we established Long Term Incentive Plans (the “2005 LTIP” and “2008 LTIP”) that covers certain executive and senior management personnel. Awards granted under the 2005 LTIP are comprised of three components: performance shares, stock appreciation rights (“SARs”) and cash awards, while awards granted under the 2008 LTIP consists of performance shares and SARs. All performance shares and SARs awarded under both the 2005 LTIP and 2008 LTIP are granted from the Company’s 2004 Stock Compensation Plan.

Performance shares granted under the 2005 LTIP vest based on achieving both performance and service conditions. Performance conditions require achievement of stated goals including earnings per share, credit quality and efficiency ratio targets. The service condition required employees to be employed continuously with the Company through March 15, 2008.  The fair value of the grant to be recognized over this service period is determined based on the market value of the stock on the grant date, multiplied by the probability of the granted shares being earned. This requires us to assess the expectation over the performance period of the performance targets being achieved as well as to estimate expected pre-vested cancellations.

Performance shares granted under the 2008 LTIP vest based on achieving both market and service conditions. Market conditions require attainment of specified market-based conditions tied to the market value of our common stock. The service condition requires employees to be employed continuously with the Company through March 12, 2011. The fair value of the grant, which is based on the market value of the stock on the grant date, will be recognized as compensation over this service period and must be recognized as expense over the service period regardless of whether the market conditions are met, so long as the grantee meets the service condition.

The table below presents activity of performance shares for both the 2005 LTIP and 2008 LTIP during the six months ended June 30, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	45,957	$34.74
Changes during the period:
Granted	97,907	18.88
Vested	(44,670)	34.77
Forfeited	(1,287)	33.86
Nonvested at June 30, 2008	97,907	18.88

SARs granted under the 2005 LTIP require the employee to achieve the same performance conditions as the performance shares described for above for the 2005 LTIP, as well as to satisfy service conditions that approximate three years from the date of grant. Similar to the performance shares under the 2005 LTIP addressed above, the amount of compensation cost to be recognized is the fair value of the SAR grant adjusted based on expectations of achieving the performance requirements and also the expected pre-vested cancellations. Compensation costs arising from the SARs will be recognized ratably over the requisite service period.

SARs granted under the 2008 LTIP require the achievement of the same market and service conditions described above for the 2008 LTIP. Similar to the performance shares awarded under the 2008 LTIP, the fair value of the SARs granted will be recognized as compensation over the service period and must be recognized as expense over the service period regardless of whether the market conditions are met, so long as the grantee meets the service condition.

Upon exercise of SARs under the 2005 LTIP and 2008 LTIP, for each SAR exercised, the grantee shall be entitled to receive value equal to the difference between the market value of a share on the date of exercise minus the market value of a share on the date of grant. We shall pay the value owing to the grantee upon exercise in whole shares. No cash will be awarded upon exercise, and no fractional shares will be issued or delivered.

As the Company’s SARs plan is a stock-settled SAR, this plan is an equity-classified award under SFAS 123R. As such, the financial and income tax accounting for this type of award is identical to that of a nonqualified stock option plan. Therefore, the grant date fair value for all SARs issued under the SARs plan is determined at the grant date using the same method as would be used for determining the fair value of a grant of a nonqualified stock option, which has historically been the Black-Scholes formula.

The fair value of SARs granted to employees were estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2008	2007

Expected volatility	32.0%	31.7%
Risk free interest rate	2.8%	4.5%
Expected dividends	5.3%	2.8%
Expected life (in years)	6.5	6.5
Weighted average fair value	$3.50	$10.49

There were no grants of SARs for the three months ended June 30, 2008 and 2007.

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the six months ended June 30, 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	56,549	$35.00
Changes during the period:
Granted	210,963	18.88
Vested	(21,368)	34.41
Forfeited	(5,893)	35.33
Outstanding at June 30, 2008	240,251	20.89

10.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Unrealized holding losses on available-for-sale investment securities	$(5,744)	$(401)
Unrealized holding losses on derivatives	(8,428)	-
Pension adjustments	(9,596)	(9,973)
Tax effect	9,526	4,160
Accumulated other comprehensive loss, net of tax	$(14,242)	$(6,214)

The unrealized holding losses on available-for-sale investment securities at June 30, 2008 and December 31, 2007 represent net unrealized losses on U.S. Government sponsored entities debt and mortgage-backed securities, privately issued mortgage-backed securities and state and political subdivision municipal securities with total fair values of $423.0 million and $399.8 million, respectively. The declines in market value were primarily attributable to changes in interest rates and not credit quality. Because we have the ability and intent to hold all of our available-for-sale securities until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired.

Components of comprehensive income (loss) for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Net income (loss)	$(146,258)	$21,016	$(144,600)	$41,151
Unrealized loss on investment securities, net of taxes	(7,147)	(4,883)	(3,202)	(3,078)
Unrealized loss on derivatives, net of taxes	(7,785)	-	(5,050)	-
Pension adjustments, net of taxes	113	328	224	328
Comprehensive income (loss)	$(161,077)	$16,461	$(152,628)	$38,401

11.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Interest cost	$451	$446	$902	$892
Expected return on assets	(574)	(560)	(1,148)	(1,120)
Amortization of unrecognized loss	186	264	372	528
Net periodic cost	$63	$150	$126	$300

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$75	$140	$150	$280
Interest cost	138	136	276	272
Amortization of unrecognized transition obligation	5	5	10	10
Amortization of prior service cost	5	5	10	10
Amortization of unrecognized (gain) loss	(8)	1	(16)	2
Net periodic cost	$215	$287	$430	$574

12.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income	$(146,258)	$21,016	$(144,600)	$41,151

Weighted average shares outstanding - basic	28,652	30,555	28,670	30,627
Dilutive effect of employee stock options and awards	-	243	-	267
Weighted average shares outstanding - diluted	28,652	30,798	28,670	30,894

Basic earnings per share	$(5.10)	$0.69	$(5.04)	$1.34
Diluted earnings per share	$(5.10)	$0.68	$(5.04)	$1.33

A total of 1,308,728 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2008 as their effect was antidilutive, compared to 388,937 and 317,937 for the three and six months ended June 30, 2007, respectively.

13.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities	$-	$5,077	$-	$5,077
Available for sale securities	955	794,461	14,549	809,965
Net Derivatives	-	(8,048)	-	(8,048)
Total	$955	$791,490	$14,549	$806,994

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2008
(Dollars in thousands)	Available For Sale Securities

Balance at January 1, 2008	$14,821
Principal payments received on mortgage revenue bonds	(272)
Balance at June 30, 2008	14,549

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	June 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans held for sale (1)	$-	$72,394	$-	$72,394
Impaired loans (1)	-	94,161	-	94,161

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

14.  SEGMENT INFORMATION

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended June 30, 2008:
Net interest income	$32,025	$19,969	$(610)	$-	$51,384
Intersegment net interest income (expense)	(20,838)	14,584	2,398	3,856	-
Provision for loan losses	(85,600)	(2,200)	-	-	(87,800)
Other operating income	119	10,585	1,235	(8)	11,931
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(31,122)	(20,162)	(665)	(14,055)	(66,004)
Administrative and overhead expense allocation	(2,831)	(10,598)	(103)	13,532	-
Income taxes	42,187	(2,522)	(784)	(371)	38,510
Net income (loss)	$(160,339)	$9,656	$1,471	$2,954	$(146,258)

Three months ended June 30, 2007:
Net interest income	$43,883	$12,690	$(3,690)	$-	$52,883
Intersegment net interest income (expense)	(27,656)	19,505	1,717	6,434	-
Provision for loan losses	(60)	(940)	-	-	(1,000)
Other operating income	67	9,282	2,309	(120)	11,538
Other operating expense	(1,729)	(16,453)	(565)	(12,584)	(31,331)
Administrative and overhead expense allocation	(1,806)	(9,252)	(444)	11,502	-
Income taxes	(4,382)	(5,118)	232	(1,806)	(11,074)
Net income (loss)	$8,317	$9,714	$(441)	$3,426	$21,016

Six months ended June 30, 2008:
Net interest income	$69,070	$37,080	$(3,909)	$-	$102,241
Intersegment net interest income (expense)	(45,301)	32,982	4,524	7,795	-
Provision for loan losses	(118,900)	(3,172)	-	-	(122,072)
Other operating income	177	21,543	4,214	276	26,210
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(36,396)	(37,661)	(1,274)	(22,133)	(97,464)
Administrative and overhead expense allocation	(148)	(20,126)	(194)	20,468	-
Income taxes	50,325	(7,696)	(775)	(1,090)	40,764
Net income (loss)	$(175,452)	$22,950	$2,586	$5,316	$(144,600)

Six months ended June 30, 2007:
Net interest income	$88,066	$24,927	$(6,423)	$-	$106,570
Intersegment net interest income (expense)	(54,370)	39,043	2,133	13,194	-
Provision for loan losses	(60)	(3,540)	-	-	(3,600)
Other operating income	81	18,365	4,205	39	22,690
Other operating expense	(3,591)	(33,940)	(1,214)	(23,062)	(61,807)
Administrative and overhead expense allocation	(3,591)	(16,312)	(528)	20,431	-
Income taxes	(9,447)	(10,137)	654	(3,772)	(22,702)
Net income (loss)	$17,088	$18,406	$(1,173)	$6,830	$41,151

At June 30, 2008:
Investment securities	$-	$-	$841,065	$-	$841,065
Loans and leases (including loans held for sale)	2,180,792	2,005,699	-	-	4,186,491
Other	(54,255)	210,714	280,618	185,716	622,793
Total assets	$2,126,537	$2,216,413	$1,121,683	$185,716	$5,650,349

At December 31, 2007:
Investment securities	$-	$-	$881,254	$-	$881,254
Loans and leases (including loans held for sale)	2,228,739	1,950,538	-	-	4,179,277
Other	31,891	208,135	244,453	135,376	619,855
Total assets	$2,260,630	$2,158,673	$1,125,707	$135,376	$5,680,386

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

On July 31, 2008, we announced that our Board of Directors elected Mr. Ronald K. Migita to succeed Mr. Clint Arnoldus as President and Chief Executive Officer of the Company and the Bank, effective August 1, 2008. Mr. Migita has been Chairman of the Board of Directors of the Company and the Bank since September 2004 and will continue to serve in those roles. Prior to joining the Company, Mr. Migita served as the President and Chief Executive Officer of CB Bancshares, Inc. whose principal subsidiary was City Bank, which merged with Central Pacific Financial in 2004. Mr. Migita’s four decades of banking experience includes an extensive background in corporate and retail banking.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, which includes nonaccrual loans, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level. During the current quarter, we increased certain loan loss factors assigned to portions of our portfolio in light of the current economic environment and overall uncertainty in the credit markets. If these loan loss factors had not been increased in the second quarter of 2008, the Provision of $87.8 million would have been lower by $15.5 million.

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

Loans Held for Sale

Loans held for sale consists of residential mortgage loans, as well as mainland commercial mortgage and construction loans. Residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while mainland commercial mortgage and construction loans are recorded at the lower of cost or fair value on an individual basis.

Loans originated with the intent to be held in our portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan’s transfer to the held for sale account, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the Allowance.

In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of operations in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in the condensed consolidated financial statements in other operating expense.

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with an agreed upon purchase prices, discounted cash flow models that takes into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans.

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

During the second quarter of 2008, we determined that an impairment test was required under SFAS 142 as the negative effects of the continued deterioration in the California residential construction market contributed to a decrease in our market capitalization. As a result of our impairment test, we concluded that the remaining goodwill associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio, was impaired and we recorded a non-cash charge of $94.3 million in the second quarter of 2008. Following this impairment charge, our remaining goodwill balance was $150.5 million at June 30, 2008, all of which was attributable to our Hawaii Market reporting segment.

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

Financial Summary

Continued weakness in the California residential construction market and related declines in collateral values have significantly impacted our operating results during the first half of 2008. Net loss for the second quarter of 2008 was $146.3 million, or $5.10 per diluted share, compared to net income of $21.0 million, or $0.68 per diluted share, for the second quarter of 2007, while net loss for the first six months of 2008 was $144.6 million, or $5.04 per diluted share, compared to net income of $41.2 million, or $1.33 per diluted share in the comparable prior year period. Our results for the current quarter and first six months of 2008 were reflective of the challenging economic environment that we, along with many other financial institutions across the country, continue to experience.

The net loss recognized in the second quarter of 2008 included credit costs of $116.1 million and a non-cash goodwill impairment charge of $94.3 million associated with the write down of the remaining balance of goodwill related to our Commercial Real Estate reporting segment, as the deteriorating California residential construction market continues to impact our business.  Credit costs during the current quarter included the provision for loan and lease losses of $87.8 million, write-downs of loans classified as held for sale of $22.4 million, write-downs of foreclosed property of $4.0 million and an increase to the reserve for unfunded loan commitments of $1.9 million. The non-cash goodwill impairment charge had no impact on our cash flows, tangible equity or regulatory capital and was due to the continued deterioration in the California residential construction market and the resultant decline in our market capitalization and asset values with exposure to this sector. Following the impairment charge, we do not have any goodwill associated with our mainland lending operations and the remaining goodwill on our books at June 30, 2008 is attributable to our Hawaii operations.

The following table presents annualized returns on average assets, average shareholders' equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets which includes goodwill and core deposit premium. Average intangible assets were $271.5 million and $272.3 million for the three and six months ended June 30, 2008, respectively, and $324.0 million and $326.4 million for the three and six months ended June 30, 2007, respectively.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008		2007

Return (loss) on average assets	(9.96	) %	1.52%	(4.98	) %	1.50%
Return (loss) on average shareholders' equity	(86.27	) %	10.99%	(42.27	) %	10.87%
Return (loss) on average tangible equity	(143.86	) %	19.03%	(70.22	) %	19.04%
Basic earnings (loss) per share	$(5.10)		$0.69	$(5.04)		$1.34
Diluted earnings (loss) per share	$(5.10)		$0.68	$(5.04)		$1.33

Material Trends

Hawaii’s economy is expected to remain flat in 2008 as the continued effects of several airline failures; the surge in fuel prices and the loss of a cruise ship have taken an effect on Hawaii’s tourism industry. Hawaii economists now predict small net declines in both real income and jobs this year, and higher inflation. Hawaii economists also predict that a significant recovery of the Hawaii economy will not begin until 2010, making for a relatively shallow but lengthy Hawai'i economic contraction.

Based upon the latest data and near term outlook, visitor industry growth has been revised downward from the prior forecast. Total arrivals are expected to decrease 3.0% in 2008, which is in contrast to a 1.0% projected increase in the previous November 2007 forecast. In 2008, visitor days are expected to decline 2.4% from fiscal 2007 and average daily spending is expected to increase 0.5% over the previous year.

Hawaii real personal income is expected to increase 0.8% in 2008, following a 1.5% increase in 2007. The state’s unemployment rate, which was tied for the sixth lowest jobless rate in the nation, was 3.8% in June 2008 compared to 3.2% at December 31, 2007. The job growth forecasted for 2008 was 0.4%.

The rate of home resales in the Hawaii housing market is expected to slow down through 2009. In June 2008, the number of single-family home resales on Oahu decreased by 25.7% while the median sales price decreased by 2.5% from a year ago. Despite the anticipated slowdown in home resales, the Hawaii housing market is expected to experience lower levels of price declines compared to the national housing market.

California’s economy continues to face pressure caused by falling home prices, tight credit conditions, dysfunctional financial markets and soaring food and energy prices. Job growth in 2008 is expected to decrease by 0.2% from 2007 levels, while, California real personal income is expected to increase 4.5% in 2008, compared to 5.9% in 2007 and 6.5% in 2006. California’s unemployment rate has increased to 6.9% in June 2008 from 5.9% in December 2007, further suggesting a weakening in the economy.

The residential real estate market in California continues to be affected by the current downturn and ongoing effects of the credit crisis. In June 2008, the number of single-family home resales in California increased 17.5%, while the median sales price decreased 37.7% from a year ago. The increase in sales activity and the significant decline in the median price over the past year are largely due to a dramatic shift in the sales mix since the onset of the credit crisis and the increase in the share of distressed sales in 2008. This trend of slightly higher sales activity with declining median prices are expected to continue for the remainder of 2008 as increases in distressed sales activities are anticipated.

As we have seen in the past year with the deteriorating market conditions of the California residential construction market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California or other markets we serve. Loan demand, deposit growth, provision for loan losses, asset quality, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California and Hawaii residential real estate markets do not improve or continue to deteriorate, the California commercial real estate market begins to deteriorate, or the economic environments in Hawaii, California or other markets we serve suffer an adverse change or a material external shock, our results of operations may be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, are expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2008 and 2007 is set forth below.

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$700	1.71%	$3	$3,011	5.16%	$39
Federal funds sold & securities purchased
under agreements to resell	4,385	2.04	22	8,276	5.27	109
Taxable investment securities (1)	710,653	5.25	9,319	732,966	4.87	8,926
Tax-exempt investment securities (1)	150,796	5.78	2,179	154,715	5.43	2,100
Loans and leases, net of unearned income (2)	4,346,980	6.07	65,677	3,984,070	7.76	77,070
Federal Home Loan Bank stock	48,797	1.40	171	48,797	0.20	24
Total interest earning assets	5,262,311	5.90	77,371	4,931,835	7.17	88,268
Nonearning assets	613,736			585,625
Total assets	$5,876,047			$5,517,460

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$472,037	0.15%	$179	$441,674	0.13%	$141
Savings and money market deposits	1,111,289	1.08	2,980	1,202,652	2.06	6,167
Time deposits under $100,000	590,750	2.81	4,126	639,022	3.89	6,203
Time deposits $100,000 and over	1,054,284	2.89	7,580	978,496	4.60	11,220
Short-term borrowings	369,489	2.57	2,357	21,973	5.50	303
Long-term debt	897,740	3.58	8,002	807,389	5.27	10,616
Total interest-bearing liabilities	4,495,589	2.26	25,224	4,091,206	3.40	34,650
Noninterest-bearing deposits	607,581			579,429
Other liabilities	94,765			82,264
Shareholders' equity	678,112			764,561
Total liabilities and shareholders' equity	$5,876,047			$5,517,460

Net interest income			$52,147			$53,618

Net interest margin		3.97%			4.36%

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$597	2.32%	$7	$2,894	5.14%	$74
Federal funds sold & securities purchased
under agreements to resell	3,513	2.48	43	4,547	5.26	119
Taxable investment securities (1)	724,843	5.14	18,614	737,964	4.79	17,671
Tax-exempt investment securities (1)	151,556	5.70	4,316	154,613	5.43	4,197
Loans and leases, net of unearned income (2)	4,297,175	6.36	135,971	3,942,181	7.83	153,236
Federal Home Loan Bank stock	48,797	1.20	293	48,797	0.50	122
Total interest earning assets	5,226,481	6.12	159,244	4,890,996	7.22	175,419
Nonearning assets	585,769			586,940
Total assets	$5,812,250			$5,477,936

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$461,548	0.14%	$316	$437,444	0.13%	$279
Savings and money market deposits	1,126,287	1.21	6,765	1,219,634	2.06	12,452
Time deposits under $100,000	561,634	3.08	8,607	633,178	3.82	11,986
Time deposits $100,000 and over	1,079,719	3.32	17,828	939,884	4.56	21,271
Short-term borrowings	299,471	2.87	4,280	29,456	5.53	808
Long-term debt	908,873	3.92	17,696	787,958	5.27	20,584
Total interest-bearing liabilities	4,437,532	2.51	55,492	4,047,554	3.36	67,380
Noninterest-bearing deposits	603,313			584,192
Other liabilities	87,261			88,731
Shareholders' equity	684,144			757,459
Total liabilities and shareholders' equity	$5,812,250			$5,477,936

Net interest income			$103,752			$108,039

Net interest margin		3.98%			4.44%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income of $52.1 million for the second quarter of 2008, decreased by $1.5 million, or 2.7%, from the second quarter of 2007, while net interest income for the first half of 2008 decreased by $4.3 million, or 4.0%, to $103.8 million from the comparable prior year period. The decrease in net interest income for the second quarter and first half of 2008 was primarily the result of a decrease in average loan yields as certain variable rate loans repriced downward in connection with the Federal Reserve’s actions to decrease interest rates, as well as an increase in our non-performing assets. Net interest income was positively impacted by a decrease in interest expense as average rates on interest-bearing liabilities have decreased also as a result of the Federal Reserve’s actions.

Interest Income

Taxable-equivalent interest income of $77.4 million for the second quarter of 2008, decreased by $10.9 million, or 12.3%, from the second quarter of 2007, while taxable-equivalent interest income of $159.2 million for the first six months of 2008, decreased by $16.2 million, or 9.2%, from the comparable prior year period.

The current quarter decrease in taxable-equivalent interest income was attributable to the reversal of $2.1 million of interest income on certain nonaccrual loans in the second quarter of 2008, as well as a decrease in average loan yields, which declined to 6.07% for the second quarter of 2008 from 7.76% in the comparable prior year period. The decrease in the average loan yields (including the effect of the reversal of interest mentioned above) contributed to approximately $16.8 million of the current quarter decrease in taxable-equivalent interest income. Partially offsetting the decrease in interest income was the $362.9 million, or 9.1%, increase in average loans and leases (net of write-downs, charge offs and transfers to held for sale) in the second quarter of 2008 over the comparable prior year period. This increase in loan volume resulted in a $7.0 million increase in taxable-equivalent interest income for the second quarter of 2008 when compared to the comparable prior year period. The increase in average loans and leases for the current quarter was primarily driven by an increase in residential mortgage originations as Central Pacific HomeLoans, our residential mortgage subsidiary, was able to capitalize on the establishment of strategic alliances with real estate brokers and developers to provide additional origination opportunities.

The year-to-date decrease in taxable-equivalent interest income was attributable to the reversal of $3.6 million of interest income on certain nonaccrual loans during the first half of 2008 and also the decrease in average loan yields. The decrease in the average loan yields (including the effects of the reversal of interest mentioned above) contributed to approximately $29.0 million of the year-to-date decrease in taxable-equivalent interest income from the comparable prior year period, while the volume increase in average loan balances resulted in an increase in taxable-equivalent interest income of $13.9 million over the comparable prior year period.

Interest Expense

Taxable-equivalent interest expense of $25.2 million for the second quarter of 2008, decreased by $9.4 million, or 27.2%, from the comparable quarter one year ago, while taxable-equivalent interest expense of $55.5 million for the first six months of 2008, decreased by $11.9 million, or 17.6%, from the comparable prior year period. The decrease in interest expense for the second quarter and first half of 2008 was primarily attributable to the decrease in average rates paid on average interest-bearing liabilities.

The weighted average rates paid on interest bearing deposits decreased by 107 basis points (“bp”) during the current quarter when compared to the second quarter of 2007. This decrease contributed to approximately $8.7 million of the reduction in taxable-equivalent interest expense during the current quarter when compared to the second quarter of 2007. The 169 bp decrease in average rates paid on long-term debt resulted in a reduction in taxable-equivalent interest expense of approximately $3.4 million for the same period. Offsetting these decreases was the increase in average short-term borrowings, which rose by $347.5 million during the current quarter from the second quarter of 2007. This increase resulted in a rise in taxable-equivalent interest expense of $4.8 million when compared to the second quarter of 2007. Short-term borrowings at June 30, 2008, consisted primarily of Federal Home Loan Bank advances of $256.0 million which carried a weighted average interest rate of 2.9%. During the six months ended June 30, 2008, the maximum amount of Federal Home Loan Bank advances was $470.0 million in April 2008.

For the first half of 2008, the 78 bp decrease in the weighted average rates paid on all interest bearing deposits contributed to $12.7 million of the year-to-date reduction in taxable-equivalent interest expense from the comparable prior year period, while the 135 bp decrease in average rates paid on long term debt contributed to $5.3 million of the year-to-date reduction. Increases in average short-term borrowings of $270.0 million and average long-term debt of $120.9 million during the first half of 2008, resulted in an increase in taxable-equivalent interest expense of $7.5 million and $3.2 million, respectively, for the first half of 2008 when compared to the first half of 2007.

Net Interest Margin

Our net interest margin was 3.97% for the second quarter of 2008 compared to 4.36% for the second quarter of 2007, while our net interest margin for the first six months of fiscal 2008 was 3.98% compared to 4.44% for the comparable prior year period. The compression in our net interest margin was attributable to the aforementioned decrease in net interest income. In addition, average yields earned on interest earning assets have declined faster than the average rates paid on interest-bearing liabilities, as the rate of downward repricing of interest-bearing liabilities has been tempered by the continued strong competition for deposits in the Hawaii market.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$1,831	$231
Real estate:
Construction	130,773	61,017
Mortgage-residential	5,674	-
Mortgage-commercial	4,130	293
Total non accrual loans	142,408	61,541
Other real estate	3,501	-
Total nonperforming assets	145,909	61,541

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	-	18
Real estate:
Mortgage-residential	227	586
Consumer	281	299
Total accruing loans delinquent for 90 days or more	508	903

Restructured loans still accruing interest:
Total restructured loans still accruing interest	-	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$146,417	$62,444

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	3.48%	1.47%

Total nonperforming assets and accruing loans delinquent for 90 days or more
as a percentage of loans and leases, loans held for sale and other real estate	3.49%	1.49%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of
loans and leases, loans held for sale and other real estate	3.49%	1.49%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $145.9 million at June 30, 2008, compared to $61.5 million at fiscal 2007 year-end. Nonperforming assets at June 30, 2008 were comprised of nonaccrual loans of $80.8 million, nonperforming loans classified as held for sale of $61.6 million and other real estate of $3.5 million. The increase in nonperforming assets during the first half of 2008 was again primarily attributable to the troubled California residential construction market, as 17 California residential construction loans totaling $78.8 million were placed on nonaccrual status during the first half of 2008, of which, $61.5 million were classified as held for sale at June 30, 2008. Additionally, five California commercial real estate loans totaling $16.9 million, one Washington commercial construction loan totaling $0.9 million and $27.3 million in loans to two Hawaii commercial real estate borrowers were also placed on nonaccrual status during the first half of 2008.

Offsetting the increase in nonperforming assets were partial charge-offs of seven California residential construction loans totaling $23.1 million, the partial charge-off of one Washington residential construction loan totaling $1.7 million, write-downs of $2.3 million associated with two California residential construction loans classified as held for sale and write-downs of $3.9 million on two foreclosed properties.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Allowance for loan and lease losses:
Balance at beginning of period	$72,108	$50,614	$92,049	$52,280

Provision for loan and lease losses	87,800	1,000	122,072	3,600

Charge-offs:
Commercial, financial and agricultural	120	135	319	3,559
Real estate:
Construction	73,324	-	127,046	-
Mortgage-residential	-	-	-	358
Consumer	794	708	1,683	1,761
Leases	19	-	19	-
Total charge-offs	74,257	843	129,067	5,678

Recoveries:
Commercial, financial and agricultural	82	20	137	59
Real estate:
Construction	-	7	-	7
Mortgage-residential	9	160	61	195
Mortgage-commercial	4	3	6	6
Consumer	304	446	792	938
Leases	-	2	-	2
Total recoveries	399	638	996	1,207

Net charge-offs	73,858	205	128,071	4,471

Balance at end of period	$86,050	$51,409	$86,050	$51,409

Annualized ratio of net charge-offs to average loans	6.80%	0.02%	5.96%	0.23%

Our Allowance at June 30, 2008 totaled $86.1 million, a decrease of $6.0 million, or 6.5%, from year-end 2007. The decrease in our Allowance was the result of the $128.1 million in net loan charge-offs during the first half of 2008, concentrated primarily on loans with direct exposure to the California residential construction market, offset by the $122.1 million Provision recognized during the six months ended June 30, 2008. The net loan charge-offs loans for the first half of the year included charge-offs for loans transferred to held for sale of $79.5 million.

The Allowance, expressed as a percentage of total loans, was 2.11% at June 30, 2008, compared to 2.22% at year-end 2007. The decrease in this percentage was primarily due to the aforementioned loan charge-offs; combined with the transfer of $87.7 million in California residential construction loans, $60.5 million of Hawaii residential mortgage loans and $14.8 million of Washington residential construction loans from our loan portfolio to the loans held for sale category; the transfer of one California residential construction loan of $2.0 million to other real estate; and the securitization of $25.6 million of Hawaii residential mortgages during the first half of 2008. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The increase in total nonaccrual and impaired loans, combined with reduced collateral values and increases in our loan loss factors have contributed to the $87.8 million Provision during the second quarter of 2008 and the $122.1 million Provision for the first six months of 2008, compared to a Provision of $1.0 million and $3.6 million for the comparable prior year periods, respectively. Given the uncertainty in the current economic environment, the increased Provision was necessary to ensure that our Allowance was appropriate to cover nonaccrual loans (excluding loans held for sale) of $80.8 million, and reflects the reduced value of the collateral supporting our impaired loans with exposure to the California residential construction market and increased credit risk in other parts of our loan portfolio. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present.

California Residential Construction Market Exposure

As previously noted, our credit risk position worsened during the current quarter as issues facing California residential real estate developers, including declining home prices, lower absorption rates and increased inventory, continue to adversely impact our mainland loan portfolio resulting in significant write-downs and higher credit costs. In light of the negative impact our exposure to the California residential construction market had on our overall credit risk position, additional information regarding our exposure to this sector follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Total loans outstanding - California residential construction market:
Loans held for sale	$53,182	$5,400
Loan portfolio	87,187	305,230
Total	$140,369	$310,630

Percentage of California residential construction loan portfolio to total loans	2.1%	7.4%

Non performing assets - California residential construction market:
Nonaccrual loans	$41,200	$52,334
Nonaccrual loans held for sale	53,182	5,400
Other real estate	3,501	-
	$97,883	$57,734

Total nonperforming assets with exposure to the California residential
construction market assets as a percentage of total assets	1.7%	1.0%

Beginning in the fourth quarter of 2007, we engaged the services of seasoned real estate professionals to assist us in assessing and managing our risk exposure to this troubled market. As a result of these efforts and given the uncertainties in the outlook for this market, we initiated loan sale proceedings on several California residential construction loans during the first half of 2008 and continue to pursue a variety of options to reduce our credit risk exposure to this market.

In July 2008, we completed the bulk sale of certain non-performing assets with a combined carrying value of $44.2 million at June 30, 2008. No gain or loss was recorded on the sale in July as these assets were written down to their sales price during the second quarter of 2008. Upon completion of the sale, our remaining asset exposure to the California residential construction sector was $102.1 million and our nonperforming assets related to this sector were reduced to $56.1 million, or 1.00% of total assets.

Other Operating Income

Total other operating income of $11.9 million for the second quarter of 2008 increased by $0.4 million, or 3.4%, from the comparable quarter one year ago. The change was largely due to increases in net gain on sales of residential loans of $0.8 million and other service charges and fees of $0.3 million, partially offset by a decrease in miscellaneous operating income of $0.7 million. The increase in net gain on sales of residential loans was reflective of the continued increase in residential mortgage originations reported in the second quarter of 2008 as our residential mortgage subsidiary, Central Pacific HomeLoans, has capitalized on the establishment of strategic alliances with real estate brokers and developers to provide additional origination opportunities.

For the first six months of 2008, total other operating income of $26.2 million increased by $3.5 million, or 15.5%, over the comparable prior year period. The improvement was primarily due to increases in net gains on sales of residential loans of $1.3 million, miscellaneous operating income of $0.9 million, income from bank-owned life insurance of $0.5 million, income from fiduciary activities of $0.4 million and other service charges and fees of $0.4 million. The increase in miscellaneous operating income was attributable to the mandatory partial redemption of our shares in Visa, Inc. during the first quarter of 2008 resulting in a gain of $0.9 million, while the increase in bank-owned life insurance was primarily the result of $0.8 million in net death benefits recognized during the period. The increase in income from fiduciary activities is reflective of the continued growth in our trust services experienced over the past several years.

Other Operating Expense

Total other operating expense for the second quarter of 2008 was $160.3 million, up $129.0 million, or 411.6%, from the comparable quarter one year ago. The increase from the year-ago quarter was primarily attributable to the non-cash goodwill impairment charge of $94.3 million, write-downs of certain loans held for sale totaling $22.4 million, write-downs of foreclosed property totaling $4.0 million and higher reserves for unfunded commitments totaling $1.9 million. Additionally, salaries and employee benefits increased during the current quarter primarily due to the payment of higher commissions as a result of the previously mentioned increase in residential mortgage originations and the recognition of certain retirement and severance compensation accruals. During the current quarter, we also recognized a loss of $1.7 million related to sale of commercial real estate loans located in Washington. For the first six months of 2008, total other operating expense of $191.7 million increased by $129.9 million, or 210.2%, over the comparable prior year period. The increase was attributable to the events that transpired during the second quarter of 2008 as described above.

Income Taxes

In the second quarter and first six months of 2008, the Company recognized income tax benefits of $38.5 million and $40.8 million on pre-tax net losses of $184.8 million and $185.4 million, respectively. In the comparable prior year periods, the Company recorded income tax expenses of $11.1 million and $22.7 million on pre-tax income of $32.1 million and $63.9 million, respectively. The Company’s effective tax rate for the second quarter and first six months of 2008 were impacted by the recognition of the non-cash goodwill impairment charge, which is not deductible for tax purposes, as well as the disproportionate recognition of federal and state tax credits and the generation of tax-exempt income.

The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to the total tax benefit and the effective tax rate especially during periods in which the Company is near break-even or experiencing a pre-tax loss. Excluding the impact of the goodwill impairment charge of $94.3 million, the effective tax rate for the second quarter and the first six months of 2008 was 42.6% and 44.8%, respectively, higher than the expected tax rate of 35.0% due to the recognition of the tax benefits from tax credits of $2.2 million and $3.6 million and tax exempt income of $2.4 million and $5.9 million for the second quarter and first six months of 2008, respectively.

Factors that may affect the effective tax rate for the remainder of 2008 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of federal and state tax credits available to offset future taxable income.

Financial Condition

Total assets of $5.7 billion at June 30, 2008, remained relatively consistent with year-end 2007.

Loans and leases, net of unearned income, of $4.1 billion at June 30, 2008, decreased by $63.7 million from year-end 2007. The decrease was primarily attributable to charge-offs totaling $129.1 million; the reclassification of $87.7 million of California residential construction loans, $60.5 million of Hawaii residential mortgage loans and $14.8 million of Washington commercial real estate loans from the held to maturity loan portfolio to loans held for sale and the securitization of $25.6 million of Hawaii residential mortgages, in each case during the six months ended June 30, 2008. The reclassification of the California residential construction loans to the held for sale portfolio reflects our continued effort to reduce our exposure to this sector, while the reclassification of the Hawaii residential mortgage loans and Washington commercial real estate loans were done for asset/liability management purposes. After considering the effects of these reclassifications, our Hawaii loan portfolio grew by approximately $127.9 million, primarily driven by an increase in residential mortgages, while our mainland loan portfolio decreased by $191.6 million. Our Hawaii loan portfolio, while not unaffected by current market conditions, remains stable.

Total deposits of $3.9 billion at June 30, 2008, decreased by $82.1 million, or 2.1%, from year-end 2007. Interest-bearing deposits at June 30, 2008, decreased by $67.0 million, or 2.0%, while noninterest-bearing deposits decreased by $15.1 million, or 2.3%, from year-end 2007. The decrease in deposits since year-end 2007 was reflective of customers seeking higher returns from other investment vehicles as deposit rates have recently decreased and the overall softening of the economy. Despite the decrease from December 31, 2007, total deposits grew by $140.6 million, or 3.7%, from March 31, 2008. The sequential quarter increase was due to the issuance of a brokered CD totaling $100.0 million and net growth in core deposits resulting from the success of deposit campaigns.

Capital Resources

Shareholders’ equity was $507.1 million at June 30, 2008, compared to $674.7 million at March 31, 2008 and $674.4 million at year-end 2007.  Book value per share at June 30, 2008 was $17.66, compared to $23.50 at March 31, 2008 and $23.45 at year-end 2007.

On April 23, 2008, the Company’s board of directors declared a second quarter cash dividend of $0.25 per share, an increase of 4.2% over the $0.24 per share dividend declared in the second quarter of 2007. For the first six months of 2008, dividends declared totaled $0.50 per share, also an increase of 4.2% over the $0.48 per share declared in the first six months of 2007.

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Under the 2008 Repurchase Plan, repurchases may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during the three months ended June 30, 2008. During the six months ended June 30, 2008, we repurchased and retired a total of 100,000 shares of common stock for approximately $1.8 million under the 2008 Repurchase Plan. Although a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at June 30, 2008, the Company is not currently making any repurchases.

We have five statutory trusts: CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities. Our ability to pay dividends on these statutory trusts is subject to approval by the Federal Reserve and there is no assurance that such approval can be obtained. The Federal Reserve has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies.

In January 2004, in accordance with the Financial Accounting Standards Board Interpretation No. 46(R) (as amended), our statutory trusts were deconsolidated from our financial statements. This resulted in the removal of the trust preferred securities from the long-term debt category of our balance sheets and the addition of our subordinated debentures.

Regulations on capital adequacy guidelines adopted by the FRB and the Federal Deposit Insurance Corporation (the “FDIC”) are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Management and the Company’s board of directors continue to closely evaluate our capital levels.  Given the uncertainty in the economy and the capital markets, we will continue to evaluate our capital levels and requirements and consider ways to increase our capital if appropriate, including further asset reductions or through the issuance of additional capital.

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

			Minimum Required for		Minimum Required to
	Actual		Capital Adequacy Purposes		be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At June 30, 2008:
Leverage capital	$468,087	8.2%	$228,059	4.0%	$285,074	5.0%
Tier 1 risk-based capital	468,087	9.8	190,504	4.0	285,756	6.0
Total risk-based capital	527,997	11.1	381,008	8.0	476,260	10.0

At December 31, 2007:
Leverage capital	$535,670	9.8%	$218,477	4.0%	$273,096	5.0%
Tier 1 risk-based capital	535,670	11.5	187,049	4.0	280,574	6.0
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0

Central Pacific Bank
At June 30, 2008:
Leverage capital	$446,437	7.8%	$227,791	4.0%	$284,739	5.0%
Tier 1 risk-based capital	446,437	9.4	189,988	4.0	284,982	6.0
Total risk-based capital	506,188	10.7	379,977	8.0	474,971	10.0

At December 31, 2007:
Leverage capital	$518,923	9.5%	$218,143	4.0%	$272,679	5.0%
Tier 1 risk-based capital	518,923	11.1	186,743	4.0	280,115	6.0
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0

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

Core deposits have historically provided us with a sizeable source of relatively stable and low cost of funds. In addition to core deposit funding, we also access a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve discount window. The Bank is a member of, and maintained a $1.3 billion line of credit with the FHLB as of June 30, 2008, of which approximately $279.5 million was available for future borrowings. Other sources of funds in the past have included proceeds from common stock offerings. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Over the past year, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued in 2008 and have made it significantly more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings.

We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree of impact such market conditions will have on loan origination volumes and gains or losses on sale results. Deterioration in the performance of other financial institutions, including write-downs of securities, debt-rating downgrades and defaults, have resulted in industry-wide reductions in liquidity and further deterioration in the financial markets may affect our liquidity position.

On July 30, 2008, our board of directors declared a third quarter cash dividend of $0.10 per common share payable on September 19, 2008 to shareholders of record as of August 15, 2008, compared to a second quarter cash dividend of $0.25 per common share paid on June 13, 2008 to shareholders of record as of May 16, 2008. The purpose of this partial dividend reduction is to preserve and build capital while facing significant industry challenges. Our board of directors believes that this decision is in the best interest of our shareholders as it better positions the bank in the current environment and is expected to  lead to greater creation of long-term shareholder value. When the economic environment stabilizes, we will take a fresh look at our dividend.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2008 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Our ability to maintain required capital levels and adequate sources of funding and liquidity may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends.

We are required to maintain certain capital levels in accordance with banking regulations. We must also maintain adequate funding sources in the normal course of business to support our bank’s operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the general markets in which we operate or the capital markets generally.

On July 30, 2008, our board of directors declared a third quarter cash dividend of $0.10 per common share payable on September 19, 2008 to shareholders of record as of August 15, 2008, compared to a second quarter cash dividend of $0.25 per common share paid on June 13, 2008 to shareholders of record as of May 16, 2008. The purpose of this partial dividend reduction is to preserve and build capital while the Company faces significant industry challenges.

Our bank must remain well-capitalized for us to retain our status as a bank holding company. In addition, our bank may be subject to a number of enforcement restrictions by the federal regulatory authorities. These may include limitations on the ability to pay dividends, including dividends on our trust preferred securities, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. If we experience losses, bank customers may transfer money out of bank deposits. As a result, we may lose a relatively inexpensive source of funds and our funding costs may increase.

Our capital ratios have recently declined. Because our capital levels have declined, and may continue to decline, we may need to increase our capital base by further reducing our assets or by raising additional capital. Our ability to reduce our assets or raise additional capital will depend, in part, on market conditions that are outside of our control. Accordingly, we cannot be certain of our ability to increase our capital base.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During the first six months of 2008, our provision for loan and lease losses amounted to $122.1 million compared to $3.6 million for the comparable prior year period, and our current allowance may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management’s internal review of the loan portfolio.

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient. We have recently made significant adjustments to our allowance and additional adjustments may continue to be necessary if the local or national real estate markets continue to deteriorate. Material additions to the allowance would materially decrease our net income. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs based on judgments different than those of our management. Any further increase in our allowance or loan charge-offs could have a material adverse effect on our results of operations.

At December 31, 2007, we determined that the goodwill associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio, was impaired, and we consequently recorded a non-cash charge of $48.0 million in the fourth quarter of 2007.  At June 30, 2008, we determined that the remaining goodwill associated with our Commercial Real Estate reporting segment was impaired, and we recorded an additional non-cash charge of $94.3 million in the second quarter of 2008. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management's estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (the “Meeting”) was held on May 27, 2008 for the purpose of considering and voting upon the following matters:

•	To elect four persons to the Board of Directors for a term of three years and to serve until their successors are elected and qualified;

•	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008;

•	For the Board of Directors to eliminate classification of terms of the Board of Directors;

•	To transact such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for each of the directors nominated. A total of 24,380,763 shares, or 84.9% of eligible shares, were represented at the meeting.

Name	For	Withheld
Earl E. Fry	21,150,798	3,229,964
B. Jeannie Hedberg	20,975,552	3,405,210
Colbert M. Matsumoto	21,273,867	3,106,896
Crystal K. Rose	21,181,623	3,199,139

In addition to the above directors, the following directors will continue to serve on the Board of Directors until the expiration of their respective terms as indicated:

Name	Expiration of Term
Richard J. Blangiardi	2009
Clayton K. Honbo	2009
Paul J. Kosasa	2009
Mike K. Sayama	2009
Dwight L. Yoshimura	2009
Clint Arnoldus	2010
Christine H. H. Camp	2010
Dennis I. Hirota	2010
Ronald K. Migita	2010
Maurice H. Yamasato	2010

The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved with a total of 23,726,052 votes cast for, 203,102 votes cast against, and 451,608 abstentions or nonvotes.

The shareholder proposal requesting that the Board of Directors take the steps necessary to eliminate the classification of terms of the Board of Directors was approved with a total of 13,459,411 votes cast for, 5,599,035 votes cast against, and 452,969 abstentions or nonvotes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended *

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (2)

10.1	License and Service Agreement dated July 30, 1997 by and between the Registrant and Fiserv Solutions, Inc. (3)

10.2	Split Dollar Life Insurance Plan (4)(14)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (5)(14)

10.4	The Registrant's 1997 Stock Option Plan, as amended (5)(14)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (6)(14)

10.6	The Registrant’s 2004 Stock Compensation Plan (7)(14)

10.7	Supplemental Retirement Agreement dated February 28, 2002 by and between Central Pacific Bank and Naoaki Shibuya (8)(14)

10.8	Supplemental Retirement Agreement dated June 28, 2002 by and between Central Pacific Bank and Joichi Saito (9)(14)

10.9	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (10)(14)

Exhibit No.	Document

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Ronald K. Migita (10)(14)

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Neal K. Kanda (10)(14)

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (10)(14)

10.13	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (10)(14)

10.14	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (11)(14)

10.15	Form of Restricted Stock Award Agreement (7)(14)

10.16	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (12)(14)

10.17	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (12)(14)

10.18	Retirement Agreement of Neal K. Kanda dated February 22, 2006 (13)(14)

10.19	The Registrant’s Long-Term Executive Incentive Plan (14)(15)

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (14)(17)

10.21	The Registrant’s Direct Purchase and Dividend Reinvestment Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-138517)

10.22	Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated November 29, 2006 (18)

10.23	Termination of Cease and Desist Order between Central Pacific Bank, Federal Deposit Insurance Corporation and Hawaii Division of Financial Institutions, dated December 4, 2007 (19)

10.24	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (14)(20)

14.1	The Registrant’s Code of Conduct and Ethics (16)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (17)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith.

** Furnished herewith.

(1)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

(2)	Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 16, 1998.

(3)	Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(4)	Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(5)	Filed as Exhibits 10.8 and 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(6)	Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(7)	Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(8)	Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002.

(9)	Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 14, 2003.

(10)
Filed as Exhibits 10.3, 10.4, 10.5, 10.7 and 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(11)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on December 13, 2004.

(12)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(13)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.

(14)	Denotes management contract or compensation plan or arrangement.

(15)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(16)	Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(17)	Filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(18)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2006.

(19)	Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2007.

(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 11, 2008	/s/ Ronald K. Migita
Ronald K. Migita
President and Chief Executive Officer

Date: August 11, 2008	/s/ Dean K. Hirata
Dean K. Hirata
Vice Chairman and
Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

3.2	Bylaws of the Registrant, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002