Form 10-Q
period 2008-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2008-11-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on November 3, 2008 was 28,728,478 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2008 and December 31, 2007

Consolidated Statements of Operations Three and nine months ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows Nine months ended September 30, 2008 and 2007

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

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company's stock; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$68,293	$79,088
Interest-bearing deposits in other banks	133	241
Federal funds sold	12,000	2,800
Investment securities:
Available for sale	779,016	835,130
Held to maturity (fair value of $23,896 at September 30, 2008 and $46,077 at December 31, 2007)	23,968	46,124
Total investment securities	802,984	881,254

Loans held for sale	36,470	37,572

Loans and leases	4,080,266	4,141,705
Less allowance for loan and lease losses	100,227	92,049
Net loans and leases	3,980,039	4,049,656

Premises and equipment, net	81,918	82,841
Accrued interest receivable	22,591	26,041
Investment in unconsolidated subsidiaries	16,104	17,404
Other real estate	11,590	-
Goodwill	152,820	244,702
Other intangible assets	43,519	39,972
Bank-owned life insurance	134,200	131,454
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	41,608	1,488
Other assets	51,238	37,076
Total assets	$5,504,304	$5,680,386

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$596,907	$665,034
Interest-bearing demand	457,906	461,175
Savings and money market	1,067,690	1,178,855
Time	1,654,569	1,697,655
Total deposits	3,777,072	4,002,719

Short-term borrowings	278,205	16,000
Long-term debt	881,534	916,019
Minority interest	10,055	13,104
Other liabilities	47,367	58,141
Total liabilities	4,994,233	5,005,983

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
28,729,933 shares at September 30, 2008 and 28,756,647 shares at December 31, 2007	403,117	403,304
Surplus	55,639	54,669
Retained earnings	63,489	222,644
Accumulated other comprehensive loss	(12,174)	(6,214)
Total shareholders' equity	510,071	674,403
Total liabilities and shareholders' equity	$5,504,304	$5,680,386

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Interest income:
Interest and fees on loans and leases	$64,224	$78,325	$200,195	$231,561
Interest and dividends on investment securities:
Taxable interest	8,696	8,386	27,275	25,964
Tax-exempt interest	1,351	1,343	4,156	4,071
Dividends	7	83	42	176
Interest on deposits in other banks	4	82	11	156
Interest on Federal funds sold and securities purchased under agreements to resell	33	125	76	244
Dividends on Federal Home Loan Bank stock	171	73	464	195
Total interest income	74,486	88,417	232,219	262,367

Interest expense:
Interest on deposits:
Demand	251	139	567	418
Savings and money market	3,171	6,321	9,936	18,773
Time	10,932	17,925	37,367	51,182
Interest on short-term borrowings	1,583	302	5,863	1,110
Interest on long-term debt	7,965	10,900	25,661	31,484
Total interest expense	23,902	35,587	79,394	102,967

Net interest income	50,584	52,830	152,825	159,400
Provision for loan and lease losses	22,900	21,200	144,972	24,800
Net interest income after provision for loan and lease losses	27,684	31,630	7,853	134,600

Other operating income:
Service charges on deposit accounts	3,702	3,581	10,756	10,488
Other service charges and fees	3,501	3,281	10,626	10,052
Income from fiduciary activities	945	968	2,940	2,583
Equity in earnings of unconsolidated subsidiaries	103	169	517	593
Fees on foreign exchange	142	149	448	541
Investment securities gains	12	-	265	-
Loan placement fees	201	248	567	790
Net gain on sales of residential loans	1,807	1,116	5,846	3,886
Income from bank-owned life insurance	888	1,861	3,603	4,075
Other	409	379	2,352	1,434
Total other operating income	11,710	11,752	37,920	34,442

Other operating expense:
Salaries and employee benefits	17,558	16,240	53,570	49,534
Net occupancy	3,261	2,624	9,380	7,721
Equipment	1,420	1,255	4,248	3,810
Amortization of other intangible assets	1,237	1,162	3,687	3,542
Communication expense	1,155	1,032	3,365	3,118
Legal and professional services	3,209	2,223	8,237	6,660
Computer software expense	865	869	2,537	2,561
Advertising expense	1,016	661	2,398	1,919
Goodwill impairment	-	-	94,279	-
Foreclosed asset expense	83	-	6,657	-
Loss on sales of commercial real estate loans	203	-	1,874	-
Write down of assets	100	-	22,524	-
Other	7,358	5,487	16,452	14,495
Total other operating expense	37,465	31,553	229,208	93,360

Income (loss) before income taxes	1,929	11,829	(183,435)	75,682
Income tax expense (benefit)	(1,112)	2,722	(41,876)	25,424
Net income (loss)	$3,041	$9,107	$(141,559)	$50,258

Per share data:
Basic earnings (loss) per share	$0.11	$0.30	$(4.94)	$1.65
Diluted earnings (loss) per share	0.11	0.30	(4.94)	1.64
Cash dividends declared	0.10	0.25	0.60	0.73

Shares used in computation:
Basic shares	28,665	30,192	28,668	30,480
Diluted shares	28,699	30,378	28,668	30,707

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$(141,559)	$50,258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	144,972	24,800
Depreciation and amortization	5,964	5,303
Goodwill impairment	94,279	-
Write down of assets	22,524	-
Foreclosed asset expense	6,657	-
Amortization of other intangible assets	3,687	3,542
Net amortization of investment securities	1,074	1,591
Share-based compensation	1,764	2,920
Net gain on investment securities	(265)	-
Deferred income tax benefit	(11,889)	(6,521)
Net gain on sales of residential loans	(5,846)	(3,886)
Loss on sale of commercial real estate loans	1,874	-
Proceeds from sales of trading securities	4,986	-
Proceeds from sales of loans held for sale	1,147,478	688,923
Originations of loans held for sale	(973,176)	(689,756)
Tax benefits from share-based compensation	(40)	(10)
Equity in earnings of unconsolidated subsidiaries	(517)	(593)
Increase in cash surrender value of bank-owned life insurance	(3,589)	(4,124)
Increase in income tax receivable	(40,120)	(2,283)
Net change in other assets and liabilities	(9,630)	(2,178)
Net cash provided by operating activities	248,628	67,986

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	413,915	520,640
Proceeds from sales of investment securities available for sale	10,735	-
Purchases of investment securities available for sale	(369,131)	(485,956)
Proceeds from maturities of and calls on investment securities held to maturity	21,648	17,657
Proceeds from sales of investment securities held to maturity	454	-
Net loan originations	(435,078)	(220,098)
Purchase of loan portfolio	-	(10,496)
Proceeds from sales of loans originated for investment	111,471	-
Proceeds from sales of securitized residential mortgage loans	20,838	-
Proceeds from sale of other real estate	2,000	-
Proceeds from bank-owned life insurance	843	1,364
Purchase of bank-owned life insurance	-	(25,000)
Purchases of premises and equipment	(5,041)	(8,136)
Distributions from unconsolidated subsidiaries	656	596
Contributions to unconsolidated subsidiaries	(846)	(5,294)
Acquisition of businesses and minority interests	(6,738)	-
Net cash used in investing activities	(234,274)	(214,723)

Cash flows from financing activities:
Net increase (decrease) in deposits	(225,647)	97,776
Proceeds from long-term debt	30,000	150,000
Repayments of long-term debt	(64,111)	(73,046)
Net increase (decrease) in short-term borrowings	262,205	(7,063)
Cash dividends paid	(17,240)	(22,274)
Tax benefits from share-based compensation	40	10
Repurchases of common stock	(1,824)	(31,075)
Proceeds from issuance of common stock and stock option exercises	520	2,261
Net cash provided by (used in) financing activities	(16,057)	116,589

Net decrease in cash and cash equivalents	(1,703)	(30,148)
Cash and cash equivalents at beginning of period	82,129	135,648
Cash and cash equivalents at end of period	$80,426	$105,500

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$85,751	$100,488
Income taxes	13,798	24,711
Cash received during the period for:
Income taxes	1,820	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$73	$33
Net reclassification of loans to other real estate	17,490	-
Net transfer of loans to loans held for sale	167,354	-
Securitization of residential mortgage loans into trading mortgage backed securities	4,995	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	10,936	-

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

•
EITF 06-10 – Emerging Issues Task Force Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” and

•	SAB 109 – Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”

The adoption of these pronouncements did not have a material impact on our consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) amended SFAS 157 through the issuance of FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As permitted under SFAS 157, we plan to adopt the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in our financial statements on a recurring basis effective January 1, 2009. We are evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections.” However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We adopted the provisions of FSP FAS 157-3 and such adoption did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (minority interest) in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determining what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of this pronouncement on our consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of this pronouncement on our consolidated financial statements.

In June 2008, the EITF reached a consensus on EITF No. 08-3 “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 states that lessees shall account for nonrefundable maintenance deposits as a deposit asset if it is probable that the maintenance activities will occur and the deposit is realizable. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are evaluating the impact of this pronouncement on our consolidated financial statements.

3.   BUSINESS COMBINATIONS

On July 1, 2008 (the “acquisition date”), we completed the acquisition of certain assets of Pacific Islands Financial Management LLC (“PIFM”), a Hawaii based investment advisory firm that managed money for private clients, corporate accounts and various retirement plans. The acquisition is expected to enhance our asset management operations by providing access to new customers and greater resources.

At the acquisition date, we paid $2.1 million (the “purchase price”) in cash to purchase the assets of PIFM. Additional cash consideration of up to $2.1 million may be paid five years from the date of acquisition as a result of earnout provisions tied to revenue growth during the five year period immediately following the acquisition date.

The acquisition was accounted for using the purchase accounting method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the acquisition date. No liabilities were assumed in the acquisition. As a result of the acquisition, we recognized certain identifiable intangible assets including customer relationships of $1.4 million and non-compete agreements of $0.3 million, which are amortized on a straight-line basis over their estimated useful lives of 10 years and 5 years, respectively. The excess of the purchase price over the amounts assigned to the assets acquired of $0.5 million was recognized as goodwill and was assigned to our Hawaii Market reportable segment. It is anticipated that all of the goodwill resulting from the acquisition will be deductible for income tax purposes.

Pro forma results of operations have not been presented for the acquisition of PIFM because the effects of the acquisition were not material to our consolidated financial statements.

4.   INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
September 30, 2008
Held to Maturity
U.S. Government sponsored entities debt securities	$8,623	$7	$-	$8,630
U.S. Government sponsored entities mortgage-backed securities	7,261	4	(104)	7,161
States and political subdivisions	8,084	21	-	8,105
Total	$23,968	$32	$(104)	$23,896

Available for Sale
U.S. Government sponsored entities debt securities	$99,061	$315	$(1,378)	$97,998
U.S. Government sponsored entities mortgage-backed securities	446,695	2,569	(2,627)	446,637
States and political subdivisions	129,357	602	(3,552)	126,407
Privately-issued mortgage-backed securities	113,786	-	(6,737)	107,049
Other	1,026	-	(101)	925
Total	$789,925	$3,486	$(14,395)	$779,016

December 31, 2007
Held to Maturity
U.S. Government sponsored entities debt securities	$26,844	$-	$(68)	$26,776
U.S. Government sponsored entities mortgage-backed securities	9,637	9	(41)	9,605
States and political subdivisions	9,643	53	-	9,696
Total	$46,124	$62	$(109)	$46,077

Available for Sale
U.S. Government sponsored entities debt securities	$79,563	$539	$-	$80,102
U.S. Government sponsored entities mortgage-backed securities	484,012	1,644	(2,229)	483,427
States and political subdivisions	147,559	1,251	(672)	148,138
Privately-issued mortgage-backed securities	123,499	401	(1,167)	122,733
Other	898	-	(168)	730
Total	$835,531	$3,835	$(4,236)	$835,130

The amortized cost and estimated fair value of investment securities at September 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$11,498	$11,518
Due after one year through five years	1,064	1,072
Due after five years through ten years	922	922
Due after ten years	3,223	3,223
Mortgage-backed securities	7,261	7,161
Total	$23,968	$23,896

Available for Sale
Due in one year or less	$5,408	$5,460
Due after one year through five years	60,902	61,324
Due after five years through ten years	112,387	110,922
Due after ten years	49,721	46,699
Mortgage-backed securities	560,481	553,686
Other	1,026	925
Total	$789,925	$779,016

Proceeds from sales of investment securities available for sale were $10.7 million for the nine months ended September 30, 2008, resulting in gross realized gains of $0.1 million and gross realized losses of $0.1 million. There were no sales of available for sale securities during the nine months ended September 30, 2007. Proceeds from sales of investment securities classified as trading were $5.0 million for the nine months ended September 30, 2008, resulting in gross realized gains and losses of less than $0.1 million. There were no sales of trading securities during the nine months ended September 30, 2007.

Investment securities of $731.9 million at September 30, 2008 were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2008 and December 31, 2007. There were a total of 142 securities in an unrealized loss position at September 30, 2008.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At September 30, 2008:
U.S. Government sponsored entities
debt securities	$37,629	$(1,378)	$-	$-	$37,629	$(1,378)
U.S. Government sponsored entities
mortgage-backed securities	211,190	(1,848)	35,800	(883)	246,990	(2,731)
States and political subdivisions	61,234	(3,518)	2,084	(34)	63,318	(3,552)
Privately issued mortgage backed-securities	52,414	(4,988)	54,635	(1,749)	107,049	(6,737)
Other	925	(101)	-	-	925	(101)
Total temporarily impaired securities	$363,392	$(11,833)	$92,519	$(2,666)	$455,911	$(14,499)

At December 31, 2007:
U.S. Government sponsored entities
debt securities	$-	$-	$26,776	$(68)	$26,776	$(68)
U.S. Government sponsored entities
mortgage-backed securities	44,436	(93)	200,045	(2,177)	244,481	(2,270)
States and political subdivisions	21,479	(348)	25,013	(324)	46,492	(672)
Privately issued mortgage backed-securities	20	-	81,307	(1,167)	81,327	(1,167)
Other	730	(168)	-	-	730	(168)
Total temporarily impaired securities	$66,665	$(609)	$333,141	$(3,736)	$399,806	$(4,345)

The declines in market value were primarily attributable to changes in interest rates and disruptions in the credit and financial markets. Because we have the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired.

5.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Commercial, financial and agricultural	$375,389	$385,521
Real estate:
Construction	1,113,110	1,226,138
Mortgage - residential	1,098,849	1,036,702
Mortgage - commercial	1,250,491	1,243,383
Consumer	191,947	209,166
Leases	60,204	53,303
	4,089,990	4,154,213
Unearned income	(9,724)	(12,508)
Total loans and leases	$4,080,266	$4,141,705

Impaired loans requiring an allowance for loan and lease losses at September 30, 2008 and December 31, 2007 amounted to $49.8 million and $74.3 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. At September 30, 2008 impaired loans not requiring an allowance for loan and lease losses amounted to $78.0 million. There were no impaired loans that did not require an allowance at December 31, 2007.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$86,050	$51,409	$92,049	$52,280
Provision for loan and lease losses	22,900	21,200	144,972	24,800
	108,950	72,609	237,021	77,080
Charge-offs	(9,141)	(835)	(138,208)	(6,513)
Recoveries	418	743	1,414	1,950
Net charge-offs	(8,723)	(92)	(136,794)	(4,563)
Balance, end of period	$100,227	$72,517	$100,227	$72,517

As a result of the downturn in the California residential construction market, which began in 2007 and has continued through the third quarter of 2008, some of our borrowers are finding it increasingly difficult to repay amounts due on their outstanding balances as they primarily rely on the proceeds received from the sales of homes to repay their loans. In turn, the collateral values securing some of these loans have significantly declined in value as evidenced by appraisals received in the first three quarters of 2008. In some instances, recent appraisals reflect market values that have dropped more than 50% from the market values indicated in appraisals obtained in the latter part of 2007. Due to the deterioration in the California housing market and the downturn in the national and local economies, we have also started to see signs of weakness in a few of our mainland commercial construction and Hawaii residential construction borrowers. These factors have contributed to increases in the number of loan downgrades, nonaccrual loans, specific reserves on certain impaired loans and certain loan loss factors for specified pools of loans during the nine months ended September 30, 2008. Additionally, our methodology for determining the adequacy of the Allowance has required that we increase our reserve levels on these loans.

Net charge-offs for the nine months ended September 30, 2008 included charge-offs of loans transferred to loans held for sale of $79.5 million and were primarily concentrated on loans with direct exposure to the California residential construction market. There were no net charge-offs of loans transferred to loans held for sale during the three months ended September 30, 2008.

In July 2008, we reduced our exposure to the California residential construction market by selling certain non-performing assets with a combined carrying amount of $44.2 million at June 30, 2008. No gain or loss was recorded on the sale as the carrying values of these assets were written down to their sales price at June 30, 2008.

7.      SECURITIZATIONS

During the nine months ended September 30, 2008, we securitized certain residential mortgage loans with an outstanding principal balance of $36.5 million with a U.S. Government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans.

At September 30, 2008, $10.9 million of unsold mortgage-backed securities that we received were categorized as available for sale securities and were therefore recorded at their fair value of $10.9 million. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets in accordance with SFAS 157. Unrealized gains and losses on these securities were recorded in other comprehensive income (loss) and were less than $0.1 million at September 30, 2008. During the nine months ended, we recognized a gain of $0.3 million on the sale of securitized mortgage-backed securities.

We recorded $0.5 million of servicing assets related to the securitizations during the nine months ended September 30, 2008. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income in accordance with SFAS 156.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill allocated to each of our reportable segments during the nine months ended September 30, 2008:

	Hawaii	Commercial
	Market	Real Estate	Total
	(Dollars in thousands)

Balance, beginning of period	$150,423	$94,279	$244,702
Additions	2,397	-	2,397
Impairment charge	-	(94,279)	(94,279)
Balance, end of period	$152,820	$-	$152,820

The additions to goodwill were the result of an earnout payment of $1.4 million related to our acquisition of Hawaii HomeLoans in fiscal 2005, goodwill recognized from the acquisition of PIFM of $0.5 million and adjustments related to CB Bancshares, Inc. income tax contingencies of $0.5 million.

At the end of the second quarter of 2008, we experienced a decline in our market capitalization which we determined to be an indicator that an impairment test was required under SFAS 142. As a result of the impairment test performed, we determined that the remaining goodwill associated with our Commercial Real Estate reporting segment was impaired and we recorded an impairment charge of $94.3 million in the second quarter of 2008. At September 30, 2008, we performed an impairment assessment and concluded that our remaining goodwill was not impaired.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the nine months ended September 30, 2008:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$28,750	$11,222	$-	$-	$39,972
Additions	-	5,534	1,400	300	7,234
Amortization	(2,006)	(1,631)	(35)	(15)	(3,687)
Balance, end of period	$26,744	$15,125	$1,365	$285	$43,519

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $2.0 million and $5.5 million for the three and nine months ended September 30, 2008, respectively, compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, respectively. The fair value of our mortgage servicing rights was $17.0 million and $12.4 million at September 30, 2008 and December 31, 2007, respectively.

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(17,898)	$26,744	$44,642	$(15,892)	$28,750
Mortgage servicing rights	26,054	(10,929)	15,125	20,520	(9,298)	11,222
Customer relationships	1,400	(35)	1,365	-	-	-
Non-compete agreements	300	(15)	285	-	-	-
	$72,396	$(28,877)	$43,519	$65,162	$(25,190)	$39,972

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of September 30, 2008, estimated amortization expense for the remainder of fiscal 2008, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2008 (remainder)	$669	$315	$35	$15	$1,034
2009	2,674	1,885	140	60	4,759
2010	2,674	1,684	140	60	4,558
2011	2,674	1,480	140	60	4,354
2012	2,674	1,294	140	60	4,168
2013	2,674	1,130	140	30	3,974
Thereafter	12,705	7,337	630	-	20,672
	$26,744	$15,125	$1,365	$285	$43,519

9.   DERIVATIVES

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

As required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we measure the derivative at fair value on our consolidated balance sheet. At each reporting period, depending on whether the derivative is in an asset or liability position, we record the derivative in other assets or other liabilities. We record the effective portion of the changes in the fair value of the derivative in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings.

At September 30, 2008, the derivative was in a net asset position and we recorded the derivative at its fair value of $0.1 million in other assets. At September 30, 2008, there was no unrealized gain or loss for the effective portion of the change in fair value of the derivative. During the nine months ended September 30, 2008, we recognized a gain related to hedge ineffectiveness of $0.1 million.

10.   SHARE REPURCHASE

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases may be made from time to time on the open market or in privately negotiated transactions. During the nine months ended September 30, 2008, we repurchased and retired a total of 100,000 shares of common stock for approximately $1.8 million. Although, a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at September 30, 2008, the Company is not currently making any repurchases.

11.   SHARE-BASED COMPENSATION

The following table reflects total share-based compensation recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Salaries and employee benefits	$600	$743	$1,764	$2,920
Income tax benefit	(240)	(298)	(707)	(1,170)
Net share-based compensation effect	$360	$445	$1,057	$1,750

In accordance with SFAS 123R, we are required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered.

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the nine months ended September 30, 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	872,912	$27.90
Changes during the period:
Granted	95,000	18.75
Exercised	(1,000)	9.24
Expired	(2,564)	26.82
Forfeited	(42,499)	34.81
Outstanding at September 30, 2008	921,849	26.66

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected volatility	-%	30.9%	32.0%	33.1%
Risk free interest rate	-%	4.5%	2.8%	4.5%
Expected dividends	-%	3.6%	5.4%	2.9%
Expected life (in years)	-	6.5	6.5	7.4
Weighted average fair value	$-	$7.57	$3.47	$11.20

There were no stock options granted during the three months ended September 30, 2008.

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the nine months ended September 30, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	44,620	$34.87
Changes during the period:
Forfeited	(2,500)	36.95
Nonvested at September 30, 2008	42,120	34.74

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

The table below presents activity of performance shares for both the 2005 LTIP and 2008 LTIP during the nine months ended September 30, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	45,957	$34.74
Changes during the period:
Granted	97,907	18.88
Vested	(44,670)	34.77
Forfeited	(1,287)	33.86
Nonvested at September 30, 2008	97,907	18.88

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

The fair value of SARs granted to employees were estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2008	2007

Expected volatility	32.0%	31.7%
Risk free interest rate	2.8%	4.5%
Expected dividends	5.3%	2.8%
Expected life (in years)	6.5	6.5
Weighted average fair value	$3.50	$10.49

There were no grants of SARs for the three months ended September 30, 2008 and 2007.

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the nine months ended September 30, 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	56,549	$35.00
Changes during the period:
Granted	210,963	18.88
Vested	(21,368)	34.41
Forfeited	(8,166)	35.57
Outstanding at September 30, 2008	237,978	20.74

12.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Unrealized holding losses on available-for-sale investment securities	$(10,909)	$(401)
Pension adjustments	(9,409)	(9,973)
Tax effect	8,144	4,160
Accumulated other comprehensive loss, net of tax	$(12,174)	$(6,214)

Components of comprehensive income (loss) for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income (loss)	$3,041	$9,107	$(141,559)	$50,258
Unrealized gain (loss) on investment securities, net of taxes	(3,095)	5,871	(6,297)	2,793
Unrealized gain on derivatives, net of taxes	5,050	-	-	-
Pension adjustments, net of taxes	113	165	337	493
Comprehensive income (loss)	$5,109	$15,143	$(147,519)	$53,544

13.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Interest cost	$451	$446	$1,353	$1,338
Expected return on assets	(574)	(560)	(1,722)	(1,680)
Amortization of unrecognized loss	186	264	558	792
Net periodic cost	$63	$150	$189	$450

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$75	$140	$225	$420
Interest cost	138	136	414	408
Amortization of unrecognized transition obligation	5	5	15	15
Amortization of prior service cost	5	5	15	15
Amortization of unrecognized (gain) loss	(8)	1	(24)	3
Net periodic cost	$215	$287	$645	$861

14.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net income (loss)	$3,041	$9,107	$(141,559)	$50,258

Weighted average shares outstanding - basic	28,665	30,192	28,668	30,480
Dilutive effect of employee stock options and awards	34	186	-	227
Weighted average shares outstanding - diluted	28,699	30,378	28,668	30,707

Basic earnings (loss) per share	$0.11	$0.30	$(4.94)	$1.65
Diluted earnings (loss) per share	$0.11	$0.30	$(4.94)	$1.64

A total of 909,442 and 1,321,222 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2008 as their effect was antidilutive, compared to 399,514 and 390,106 for the three and nine months ended September 30, 2007, respectively.

15.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Available for sale securities	$925	$763,676	$14,415	$779,016
Net Derivatives	-	226	-	226
Total	$925	$763,902	$14,415	$779,242

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2008
Available For Sale Securities
(Dollars in thousands)

Balance at January 1, 2008	$14,821
Principal payments received on mortgage revenue bonds	(406)
Balance at September 30, 2008	$14,415

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Loans held for sale (1)	$-	$13,122	$-	$13,122
Impaired loans (1)	-	113,431	-	113,431

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

16.  SEGMENT INFORMATION

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

Segment profits and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended September 30, 2008:
Net interest income	$30,940	$20,397	$(753)	$-	$50,584
Intersegment net interest income (expense)	(19,960)	13,295	3,000	3,665	-
Provision for loan losses	(18,600)	(4,300)	-	-	(22,900)
Other operating income	62	9,865	1,699	84	11,710
Other operating expense	(4,223)	(20,020)	(686)	(12,536)	(37,465)
Administrative and overhead expense allocation	(1,313)	(10,707)	(95)	12,115	-
Income taxes	5,711	(3,386)	(1,272)	59	1,112
Net income (loss)	$(7,383)	$5,144	$1,893	$3,387	$3,041

Three months ended September 30, 2007:
Net interest income	$44,853	$12,408	$(4,431)	$-	$52,830
Intersegment net interest income (expense)	(28,502)	20,418	2,164	5,920	-
Provision for loan losses	(20,270)	(930)	-	-	(21,200)
Other operating income	23	9,036	2,645	48	11,752
Other operating expense	(1,182)	(16,257)	(505)	(13,609)	(31,553)
Administrative and overhead expense allocation	(1,952)	(10,955)	(103)	13,010	-
Income taxes	1,618	(3,157)	53	(1,236)	(2,722)
Net income (loss)	$(5,412)	$10,563	$(177)	$4,133	$9,107

Nine months ended September 30, 2008:
Net interest income	$100,010	$57,477	$(4,662)	$-	$152,825
Intersegment net interest income (expense)	(65,261)	46,277	7,524	11,460	-
Provision for loan losses	(137,500)	(7,472)	-	-	(144,972)
Other operating income	239	31,408	5,913	360	37,920
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(40,619)	(57,681)	(1,960)	(34,669)	(134,929)
Administrative and overhead expense allocation	(1,461)	(30,833)	(289)	32,583	-
Income taxes	56,036	(11,082)	(2,047)	(1,031)	41,876
Net income (loss)	$(182,835)	$28,094	$4,479	$8,703	$(141,559)

Nine months ended September 30, 2007:
Net interest income	$132,919	$37,335	$(10,854)	$-	$159,400
Intersegment net interest income (expense)	(82,872)	59,461	4,297	19,114	-
Provision for loan losses	(20,330)	(4,470)	-	-	(24,800)
Other operating income	104	27,401	6,850	87	34,442
Other operating expense	(4,773)	(50,197)	(1,719)	(36,671)	(93,360)
Administrative and overhead expense allocation	(5,543)	(27,267)	(631)	33,441	-
Income taxes	(7,829)	(13,294)	707	(5,008)	(25,424)
Net income (loss)	$11,676	$28,969	$(1,350)	$10,963	$50,258

At September 30, 2008:
Investment securities	$-	$-	$802,984	$-	$802,984
Loans and leases (including loans held for sale)	2,117,104	1,999,632	-	-	4,116,736
Other	(58,330)	207,894	250,750	184,270	584,584
Total assets	$2,058,774	$2,207,526	$1,053,734	$184,270	$5,504,304

At December 31, 2007:
Investment securities	$-	$-	$881,254	$-	$881,254
Loans and leases (including loans held for sale)	2,228,739	1,950,538	-	-	4,179,277
Other	31,891	208,135	244,453	135,376	619,855
Total assets	$2,260,630	$2,158,673	$1,125,707	$135,376	$5,680,386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Pacific Financial Corp. (“CPF”) is a Hawaii corporation and a bank holding company. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank. We refer to Central Pacific Bank herein as “our Bank” or “the Bank,” and when we say “the Company,” “we,” “us” or “our,” we mean the holding company on a consolidated basis with the Bank and our other consolidated subsidiaries.

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

On July 31, 2008, we announced that our Board of Directors elected Mr. Ronald K. Migita to succeed Mr. Clint Arnoldus as President and Chief Executive Officer of CPF and the Bank, effective August 1, 2008. Mr. Migita has been Chairman of the Board of Directors of CPF and the Bank since September 2004 and will continue to serve in those roles. Prior to joining the Company, Mr. Migita served as the President and Chief Executive Officer of CB Bancshares, Inc. (“CBBI”), which merged with CPF in 2004. CBBI’s principal subsidiary, City Bank, merged with the Bank in 2005. Mr. Migita’s four decades of banking experience includes an extensive background in corporate and retail banking.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, which includes nonaccrual loans, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level. During the first nine months of 2008, we increased certain loan loss factors assigned to portions of our portfolio in light of the current economic environment and overall uncertainty in the credit markets.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred, and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. This may result in additions to the Allowance based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Loans Held for Sale

Loans held for sale consists of Hawaii residential mortgage loans, as well as mainland residential and commercial construction loans. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while mainland residential and commercial construction loans are recorded at the lower of cost or fair value on an individual basis.

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

In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of operations in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in our consolidated statement of operations in other operating expense.

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans.

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

During the second quarter of 2008, we determined that an impairment test was required under SFAS 142 as the negative effects of the continued deterioration in the California residential construction market contributed to a decrease in our market capitalization. As a result of our impairment test, we concluded that the remaining goodwill associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio, was impaired and we recorded a non-cash charge of $94.3 million in the second quarter of 2008. Following this impairment charge, our remaining goodwill balance was $150.5 million, all of which was attributable to our Hawaii Market reporting segment. At September 30, 2008, we performed an impairment assessment and concluded that our remaining goodwill was not impaired.

Deferred Tax Assets and Tax Contingencies

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 14 to the Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2007, we used a weighted-average discount rate of 6.5% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2007 and the amount of pension expense to be recorded in 2008. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded. A 0.25% change in the discount rate assumption would impact 2008 pension expense by $0.1 million and year-end 2007 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2008 pension expense by $0.1 million. We believe our assumption of future asset return rates is reasonable given past experience. We will continue to assess such assumptions in the future, particularly in light of the recent volatility in the financial markets. A decrease in our expected long-term rate of return on plan assets may result in future contributions to the pension plan and an increase in future pension expense.

Financial Summary

During the third quarter of 2008, we returned to profitability with net income of $3.0 million, or $0.11 per diluted share, compared to a net loss of $146.3 million, or $5.10 per diluted share, in the second quarter of 2008. Quarterly results for the three months ended September 30, 2008 included an improvement in credit costs, which decreased from $116.1 million in the second quarter of 2008 to $23.0 million in the third quarter of 2008. The decrease in credit costs reflects our strategy of reducing our exposure to the California residential construction market, which has decreased to $95.4 million at September 30, 2008 from $310.6 million at 2007 year-end. Net income for the third quarter of 2007 was $9.1 million, or $0.30 per diluted share.

Despite our return to profitability in the third quarter of 2008, deterioration in the California residential construction market and related declines in collateral values significantly impacted our operating results for the first nine months of 2008. Although not to the extent seen in the California residential construction market, our operations have also been negatively impacted by the lingering weakness in the overall credit markets, downturns in the local and national economies, and signs of weakness in a few of our California commercial construction and Hawaii residential construction borrowers. During the nine months ended September 30, 2008, we recognized a net loss of $141.6 million, or $4.94 per diluted share, compared to net income of $50.3 million, or $1.64 per diluted share, in the comparable prior year period. Our results for the first nine months of 2008 were reflective of the challenging economic environment that we, along with many other financial institutions across the country, continue to experience. Despite the turmoil and uncertainty in the financial markets, we remain committed to investing in our core Hawaii franchise and strengthening our asset quality.

The following table presents annualized returns on average assets, average shareholders' equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill and core deposit premium. Average intangible assets were $178.8 million and $240.9 million for the three and nine months ended September 30, 2008, respectively, and $322.3 million and $324.3 million for the three and nine months ended September 30, 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008		2007

Return (loss) on average assets	0.22%	0.65%	(3.30	) %	1.22%
Return (loss) on average shareholders' equity	2.36%	4.80%	(30.07	) %	8.84%
Return (loss) on average tangible equity	3.61%	8.35%	(48.81	) %	15.45%
Basic earnings (loss) per share	$0.11	$0.30	$(4.94)		$1.65
Diluted earnings (loss) per share	$0.11	$0.30	$(4.94)		$1.64

Material Trends

The global and U.S. economies are currently experiencing a slowdown in business activity as a result of disruptions in the financial system, including the recent freeze in the worldwide credit markets. Declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of the current uncertainties regarding the stability of the financial markets, many financial institutions have reduced and/or ceased to provide funding to borrowers, including other financial institutions. Accordingly, the availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been adversely affected and have contributed to the recent volatility and disruption in the capital and credit markets which have reached unprecedented levels.

In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. Under the EESA, the U.S. Department of the Treasury (the “Treasury”) will have the authority to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts under a program known as the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (the “CPP”). Under the CPP, the Treasury will make $250 billion (a third of the amount authorized by the EESA) of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will also be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. We have submitted an application to participate in the TARP’s CPP, however, there can be no assurance that we will be selected to participate.

Prior to the financial crises and actions taken by the government to stabilize the credit markets, Hawaii’s economy was expected to remain flat in 2008 as the continued effects of several airline failures, the surge in fuel prices and the loss of a cruise ship have taken an effect on Hawaii’s tourism industry. Visitor arrivals were expected to decrease 6.7%, visitor days were expected to decline 6.4% and average daily spending was expected to decrease 6.4% from the previous year. Hawaii economists predicted small net declines in both real income and jobs for the remainder of 2008, with real personal income expected to increase 0.4% in 2008, following a 1.5% increase in 2007. The state’s unemployment rate was 4.5% in September 2008, which remained below the national unemployment rate of 6.1%, but has increased from 3.2% at December 31, 2007. In September 2008, the number of single-family home resales on Oahu decreased by 25.8% from a year ago, while the median sales price decreased by 3.5%. Despite the anticipated slowdown in home resales, the Hawaii housing market was expected to experience lower levels of price declines compared to the national housing market. Hawaii economists also predicted that a significant recovery of the Hawaii economy may not begin until 2010. These economic projections may be optimistic given the recent deterioration in the global financial markets and macroeconomic environment.

Prior to the financial crises and the actions taken by the government to stabilize the credit markets, California’s economy continued to face pressure caused by falling home prices, tight credit conditions, dysfunctional financial markets and soaring food and energy prices. Job growth in 2008 was expected to decrease by 0.2% from 2007 levels, while California real personal income was expected to increase 4.5% in 2008, compared to 5.9% in 2007 and 6.5% in 2006. California’s unemployment rate has increased to 7.7% in September 2008 from 5.9% in December 2007, further validating a weakening in the economy. The residential real estate market in California continues to be affected by the current downturn and ongoing effects of the credit crisis. In September 2008, the number of single-family home resales in California increased 96.7%, while the median sales price decreased 40.9% from a year ago. The significant increase in sales activity and significant decline in the median price from the past year are largely due to a dramatic shift in the sales mix since the onset of the credit crisis and the increase in the share of distressed sales in 2008. This trend of higher sales activity with declining median prices was expected to continue for the remainder of 2008 and parts of 2009 as increases in distressed sales activities were anticipated. Sales in 2008 were previously forecasted to be ahead of last year by 12.0%, while the median price was expected to fall by 31.7% percent. These economic projections may be optimistic given the recent deterioration in the global financial markets and macroeconomic environment.

It is not clear at this time what impact the EESA, TARP Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and more importantly, the local economies in the markets that we serve. As we have seen in the past year with the deteriorating market conditions of the California residential and commercial construction market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California or other markets we serve. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California and Hawaii residential real estate markets do not improve or continue to deteriorate, the California commercial real estate market worsens, or the economic environments in Hawaii, California or other markets we serve suffer an adverse change or a material external shock, our results of operations may be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2008 and 2007 is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$946	1.59%	$4	$6,362	5.14%	$82
Federal funds sold & securities purchased
under agreements to resell	6,799	1.94	33	9,761	5.10	125
Taxable investment securities (1)	690,643	5.04	8,703	726,971	4.66	8,469
Tax-exempt investment securities (1)	143,943	5.77	2,078	152,714	5.41	2,066
Loans and leases, net of unearned income (2)	4,134,700	6.19	64,224	4,025,552	7.73	78,325
Federal Home Loan Bank stock	48,797	1.40	171	48,797	0.60	73
Total interest earning assets	5,025,828	5.96	75,213	4,970,157	7.13	89,140
Nonearning assets	527,877			604,942
Total assets	$5,553,705			$5,575,099

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$469,966	0.21%	$251	$437,150	0.13%	$139
Savings and money market deposits	1,085,721	1.16	3,171	1,216,407	2.06	6,321
Time deposits under $100,000	669,914	2.70	4,544	621,215	3.91	6,127
Time deposits $100,000 and over	988,691	2.57	6,388	1,018,347	4.60	11,798
Short-term borrowings	262,865	2.39	1,583	22,279	5.39	302
Long-term debt	882,017	3.59	7,965	816,761	5.29	10,900
Total interest-bearing liabilities	4,359,174	2.18	23,902	4,132,159	3.42	35,587
Noninterest-bearing deposits	592,505			599,995
Other liabilities	86,293			84,128
Shareholders' equity	515,733			758,817
Total liabilities and shareholders' equity	$5,553,705			$5,575,099

Net interest income			$51,311			$53,553

Net interest margin		4.07%			4.29%

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$714	1.99%	$11	$4,063	5.14%	$156
Federal funds sold & securities purchased
under agreements to resell	4,617	2.21	76	6,304	5.18	244
Taxable investment securities (1)	713,360	5.11	27,317	734,260	4.75	26,140
Tax-exempt investment securities (1)	149,000	5.72	6,393	153,973	5.42	6,263
Loans and leases, net of unearned income (2)	4,242,621	6.30	200,195	3,970,276	7.79	231,561
Federal Home Loan Bank stock	48,797	1.27	464	48,797	0.53	195
Total interest earning assets	5,159,109	6.07	234,456	4,917,673	7.19	264,559
Nonearning assets	566,330			593,007
Total assets	$5,725,439			$5,510,680

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$464,374	0.16%	$567	$437,345	0.13%	$418
Savings and money market deposits	1,112,667	1.19	9,936	1,218,547	2.06	18,773
Time deposits under $100,000	597,990	2.94	13,151	629,146	3.85	18,114
Time deposits $100,000 and over	1,049,155	3.08	24,216	966,326	4.58	33,068
Short-term borrowings	287,181	2.73	5,863	27,037	5.49	1,110
Long-term debt	899,855	3.81	25,661	797,665	5.28	31,484
Total interest-bearing liabilities	4,411,222	2.40	79,394	4,076,066	3.38	102,967
Noninterest-bearing deposits	599,684			589,518
Other liabilities	86,936			87,179
Shareholders' equity	627,597			757,917
Total liabilities and shareholders' equity	$5,725,439			$5,510,680

Net interest income			$155,062			$161,592

Net interest margin		4.01%			4.39%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income of $51.3 million for the third quarter of 2008, decreased by $2.2 million, or 4.2%, from the third quarter of 2007, while net interest income for the first nine months of 2008 decreased by $6.5 million, or 4.0%, to $155.1 million from the comparable prior year period. The decrease in net interest income for the third quarter and first nine months of 2008 was primarily the result of interest reversals related to loans being placed on non-accrual status ($0.4 million and $4.0 million for the three and nine months ended September 30, 2008, respectively) and a decrease in average loan yields as certain variable rate loans repriced downward in connection with the Federal Reserve’s actions to decrease interest rates. Net interest income was positively impacted by a decrease in interest expense as average rates on interest-bearing liabilities have decreased also as a result of the Federal Reserve’s actions.

Interest Income

Taxable-equivalent interest income of $75.2 million for the third quarter of 2008, decreased by $13.9 million, or 15.6%, from the third quarter of 2007, while taxable-equivalent interest income of $234.5 million for the first nine months of 2008, decreased by $30.1 million, or 11.4%, from the comparable prior year period. The current quarter decrease in taxable-equivalent interest income was attributable to the aforementioned decrease in average loan yields, which declined to 6.19% for the third quarter of 2008 from 7.73% in the comparable prior year period.The decrease in average loan yields, including the effects of the previously mentioned interest reversals of $0.4 million on certain nonaccrual loans, contributed to approximately $15.5 million of the current quarter decrease in taxable-equivalent interest income. Partially offsetting this decrease was the $109.1 million, or 2.7%, increase in average loans and leases (net of write-downs, charge offs and transfers to held for sale) in the third quarter of 2008 over the comparable prior year period. This increase in loans and leases resulted in a $2.1 million increase in taxable-equivalent interest income for the third quarter of 2008 when compared to the comparable prior year period. The increase in average loans and leases for the current quarter was primarily driven by an increase in residential mortgage originations as Central Pacific HomeLoans, our residential mortgage subsidiary, was able to capitalize on the establishment of strategic alliances with real estate brokers and developers to provide additional origination opportunities in Hawaii.

The year-to-date decrease in taxable-equivalent interest income was attributable to the aforementioned reversal of $4.0 million of interest income on certain nonaccrual loans during the nine months ended September 30, 2008 and also the decrease in average loan yields. The decrease in the average loan yields, including the effects of the reversal of interest mentioned above, contributed to approximately $44.4 million of the year-to-date decrease in taxable-equivalent interest income from the comparable prior year period, while the volume increase in average loan balances resulted in an increase in taxable-equivalent interest income of $15.9 million over the comparable prior year period.

Interest Expense

Interest expense of $23.9 million for the third quarter of 2008, decreased by $11.7 million, or 32.8%, from the comparable quarter one year ago, while interest expense of $79.4 million for the first nine months of 2008, decreased by $23.6 million, or 22.9%, from the comparable prior year period. The decrease in interest expense for the third quarter and first nine months of 2008 was primarily attributable to the decrease in average rates paid on average interest-bearing liabilities.

The weighted average rates paid on interest bearing deposits decreased by 116 basis points (“bp”) during the current quarter when compared to the third quarter of 2007. This decrease contributed to approximately $9.6 million of the reduction in interest expense during the current quarter when compared to the third quarter of 2007. The 170 bp decrease in average rates paid on long-term debt resulted in a reduction in interest expense of approximately $3.5 million for the same period. Offsetting these decreases was the increase in average short-term borrowings, which rose by $240.6 million during the current quarter from the third quarter of 2007. This increase resulted in an increase in taxable-equivalent interest expense of $3.2 million when compared to the third quarter of 2007. Short-term borrowings at September 30, 2008, consisted primarily of Federal Home Loan Bank advances of $275.0 million, which carried a weighted average interest rate of 2.4%. During the nine months ended September 30, 2008, the maximum amount of Federal Home Loan Bank advances was $472.0 million in May 2008.

For the first nine months of 2008, the 91 bp decrease in the weighted average rates paid on all interest bearing deposits contributed to $22.3 million of the year-to-date reduction in interest expense from the comparable prior year period, while the 147 bp decrease in average rates paid on long term debt contributed to $8.8 million of the year-to-date reduction. Increases in average short-term borrowings of $260.1 million and average long-term debt of $102.2 million during the first nine months of 2008 resulted in an increase in interest expense of $10.7 million and $4.0 million, respectively, for the first nine months of 2008 when compared to the first nine months of 2007.

Net Interest Margin

Our net interest margin was 4.07% for the third quarter of 2008 compared to 4.29% for the third quarter of 2007, while our net interest margin for the first nine months of fiscal 2008 was 4.01% compared to 4.39% for the comparable prior year period. The compression in our net interest margin for the three and nine months ended September 30, 2008 was primarily attributable to the previously mentioned interest reversals of $0.4 million and $4.0 million, during the respective periods. Additionally, average yields earned on interest earning assets have declined faster during the nine months ended September 30, 2008 than the average rates paid on interest-bearing liabilities as the rate of downward repricing of interest-bearing liabilities has been tempered by the continued strong competition for deposits in the Hawaii market. Our increased reliance on short-term borrowings to compensate for net decreases in our deposit balances further contributed to the compression in our net interest margin when compared to the previous fiscal periods.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$1,762	$231
Real estate:
Construction	108,290	61,017
Mortgage-residential	5,427	-
Mortgage-commercial	5,485	293
Total non accrual loans	120,964	61,541
Other real estate	11,590	-
Total nonperforming assets	132,554	61,541

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	-	18
Real estate:
Mortgage-residential	358	586
Consumer	282	299
Total accruing loans delinquent for 90 days or more	640	903

Restructured loans still accruing interest:
Total restructured loans still accruing interest	-	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$133,194	$62,444

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	3.21%	1.47%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	3.23%	1.49%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	3.23%	1.49%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $132.6 million at September 30, 2008, compared to $61.5 million at fiscal 2007 year-end and $145.9 million at June 30, 2008. Nonperforming assets at September 30, 2008 were comprised of $107.9 million in nonaccrual loans, $13.1 million in nonperforming loans classified as held for sale and $11.6 million in other real estate.

The increase in nonperforming assets during the first nine months of 2008 was primarily attributable to the troubled California residential construction market, as $194.2 million of California residential construction loans were placed on nonaccrual status during the first nine months of 2008, of which, $13.1 million were classified as held for sale at September 30, 2008. In addition, $51.7 million of California commercial real estate and construction loans, $21.4 million in Hawaii residential construction loans, $5.5 million of Hawaii commercial mortgage loans and $5.1 million of Hawaii residential mortgage loans were also placed on nonaccrual status during the nine months ended September 30, 2008.

Offsetting the increase in nonperforming assets were charge-offs of California residential construction loans totaling $118.6 million and California commercial real estate and construction loans totaling $5.8 million, write-downs of California residential construction loans classified as held for sale of $22.5 million and California other real estate owned of $6.5 million, as well as $48.7 million in California residential construction loan sales during the first nine months of 2008.

The decrease in our nonperforming assets from June 30, 2008 was attributable to the aforementioned sale of assets totaling $44.2 million, a partial charge-off of one California residential construction loan totaling $6.8 million and a full charge-off of one California residential construction loan totaling $0.7 million. Partially offsetting this decrease was the addition of eight California commercial real estate and construction loans to three borrowers totaling $29.0 million, two California residential construction loans to the same borrower totaling $2.1 million, three Hawaii commercial construction loans to two borrowers totaling $5.4 million, and one Hawaii commercial real estate loan totaling $1.4 million.

Included in non-performing assets at September 30, 2008 were three residential mortgage loans, one residential construction loan and one commercial real estate loan to two Hawaii borrowers which were restructured. The principal balance and accrued interest of these restructured loans were $10.7 million and $0.2 million, respectively, and were matured and/or in default at the time of restructure. In exchange for a payoff amount of $10.9 million and additional collateral of $3.1 million, we granted the borrowers a forbearance period until January 31, 2009 and agreed to waive all late fees and attorneys’ fees and costs, as well as accrued interest from August 1, 2008 to the payoff date. We have no commitments to lend additional funds to these borrowers.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Allowance for loan and lease losses:
Balance at beginning of period	$86,050	$51,409	$92,049	$52,280

Provision for loan and lease losses	22,900	21,200	144,972	24,800

Charge-offs:
Commercial, financial and agricultural	662	14	981	3,573
Real estate:
Construction	7,500	-	134,546	-
Mortgage-residential	-	-	-	358
Consumer	867	821	2,550	2,582
Leases	112	-	131	-
Total charge-offs	9,141	835	138,208	6,513

Recoveries:
Commercial, financial and agricultural	77	260	214	319
Real estate:
Construction	-	-	-	7
Mortgage-residential	37	15	98	210
Mortgage-commercial	2	3	8	9
Consumer	302	465	1,094	1,403
Leases	-	-	-	2
Total recoveries	418	743	1,414	1,950

Net charge-offs	8,723	92	136,794	4,563

Balance at end of period	$100,227	$72,517	$100,227	$72,517

Annualized ratio of net charge-offs to average loans	0.84%	0.01%	4.30%	0.15%

Our Allowance at September 30, 2008 totaled $100.2 million, an increase of $8.2 million, or 8.9%, from year-end 2007. When expressed as a percentage of total loans, our Allowance was 2.46% at September 30, 2008 compared to 2.22% at year-end 2007. The increase in our Allowance was a direct result of the $145.0 million Provision recognized during the nine months ended September 30, 2008, partially offset by $136.8 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the California residential construction market. Net loan charge-offs for the first nine months of the year included charge-offs for loans transferred to held for sale of $79.5 million. Given the uncertainty in the current economic environment, the increase in our Allowance was deemed appropriate in response to nonaccrual loans (excluding loans held for sale) and reflects the reduced value of the collateral supporting our impaired loans with exposure to the California residential construction market as well as increased credit risk in other parts of our loan portfolio. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The increase in total nonaccrual and impaired loans, combined with reduced collateral values and increases in our loan loss factors, have contributed to the increased Provision recognized during the nine months ended September 30, 2008. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present. Risk volatility in our loan portfolio has been increasing, resulting in higher risk rating adjustment activity in recent quarters. Over the past year, rapid risk rating migration has occurred within our mainland residential tract development portfolio and began to spill over into portions of our mainland commercial construction portfolio and a few of our Hawaii residential construction borrowers beginning in the first half of 2008. Recent events within the financial markets, retrenching consumer confidence, rising inflation and slow to negative job growth, have resulted in heightened risk within our various commercial and commercial real estate loan portfolios.

California Residential Construction Market Exposure

As previously noted, our credit risk position worsened during the nine month period ended September 30, 2008 as issues facing California residential real estate developers, including declining home prices, lower absorption rates and increased inventory, continue to adversely impact our mainland loan portfolio resulting in significant write-downs and higher credit costs. Additional information regarding our exposure to this sector follows:

	September 30,	June 30,	December 31,
(Dollars in thousands)	2008	2008	2007

Total exposure - California residential construction market:
Loan portfolio	$76,724	$87,187	$305,230
Loans held for sale	13,122	53,182	5,400
Other real estate	5,590	-	-
Total	$95,436	$140,369	$310,630

Percentage of California residential construction loan portfolio to total loans	1.9%	2.1%	7.4%

Non performing assets - California residential construction market:
Nonaccrual loans	$32,837	$41,200	$52,334
Nonaccrual loans held for sale	13,122	53,182	5,400
Other real estate	5,590	3,501	-
	$51,549	$97,883	$57,734

Total nonperforming assets with exposure to the California residential
construction market assets as a percentage of total assets	0.9%	1.7%	1.0%

We engaged the services of seasoned real estate professionals to assist us in assessing and managing our risk exposure to this troubled market. As a result of these efforts and given the uncertainties in the outlook for this market, we initiated loan sale proceedings on several California residential construction loans during the first nine months of 2008 and continue to pursue a variety of options to reduce our credit risk exposure to this market. In July 2008, we completed the bulk sale of certain non-performing assets with a combined carrying value of $44.2 million at June 30, 2008. No gain or loss was recorded on the sale in July as these assets were written down to their sales price during the second quarter of 2008.

Other Operating Income

Total other operating income of $11.7 million for the third quarter of 2008 decreased slightly from the comparable quarter one year ago. During the three months ended September 30, 2008, income from bank-owned life insurance decreased to $0.9 million from $1.9 million in the third quarter of 2007, primarily due to death benefits received in the prior year. Offsetting the decrease in income from bank-owned life insurance was a $0.7 million increase in net gain on sales of residential loans. The increase in net gain on sales of residential loans was reflective of increased residential mortgage originations and sales during the third quarter of 2008 in comparison to the comparable prior year period as our residential mortgage subsidiary, Central Pacific HomeLoans, capitalized on the establishment of strategic alliances with real estate brokers and developers to provide additional origination opportunities.

For the first nine months of 2008, total other operating income of $37.9 million increased by $3.5 million, or 10.1%, over the comparable prior year period. The improvement was primarily due to increases in net gains on sales of residential loans of $2.0 million, miscellaneous operating income of $1.0 million and other service charges and fees of $0.6 million. The increase in miscellaneous operating income was attributable to the mandatory partial redemption of our shares in Visa, Inc. during the first quarter of 2008 resulting in a gain of $0.9 million.

Other Operating Expense

Total other operating expense for the third quarter of 2008 was $37.5 million, up $5.9 million, or 18.7%, from the comparable quarter one year ago. The increase from the year-ago quarter was primarily attributable to increases in salaries and employee benefits expense of $1.3 million, legal and professional services expense of $1.0 million and other miscellaneous expense of $1.9 million. The increase in salaries and employee benefits in the third quarter of 2008 was primarily attributable to the payment of higher commissions resulting from the previously mentioned increase in residential mortgage originations, and the recognition of certain executive retirement and severance compensation accruals. The current quarter increase in legal and professional services expense was related to consultative costs associated with the maintenance of our mainland assets, while the increase in other miscellaneous expense included higher deposit insurance costs.

For the first nine months of 2008, total other operating expense of $229.2 million increased by $135.8 million, or 145.5%, over the comparable prior year period. The increase from the comparable prior year period was primarily attributable to a non-cash goodwill impairment charge of $94.3 million, the write-downs of certain loans held for sale totaling $22.5 million, the write-downs of foreclosed property totaling $6.7 million and the recognition of $1.9 million in losses related to the sale of mainland commercial real estate loans. The non-cash goodwill impairment charge was due to the continued deterioration in the California residential construction market and the resultant decline in our market capitalization and asset values with exposure to this sector. The impairment charge had no impact on our cash flows, tangible equity or regulatory capital. Following the impairment charge, all remaining goodwill at September 30, 2008 is attributable to our Hawaii operations. As discussed above, the increase in total other operating expense from the comparable prior year period was also attributable to the $4.0 million increase in salaries and employee benefits due to the payment of higher commissions and the accrual of certain executive retirement and severance compensation, higher legal and professional services expense and higher deposit insurance costs.

Income Taxes

In the third quarter and first nine months of 2008, the Company recognized income tax benefits of $1.1 million and $41.9 million on pre-tax income of $1.9 million and a pre-tax loss of $183.4 million, respectively. In the comparable prior year periods, the Company recorded income tax expenses of $2.7 million and $25.4 million on pre-tax income of $11.8 million and $75.7 million, respectively. The Company’s effective tax rate for the third quarter and first nine months of 2008 were impacted by the disproportionate recognition of federal and state tax credits and the generation of tax-exempt income. The effective rate for the first nine months of 2008 was also impacted by the recognition of the non-cash goodwill impairment charge, which is not deductible for tax purposes.

The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to the total tax benefit and the effective tax rate especially during periods in which the Company is near break-even or experiencing a pre-tax loss. The effective tax rate for the third quarter and first nine months of 2008 (excluding the impact of the non-cash goodwill impairment charge of $94.3 million recognized in the second quarter of 2008) was -57.9% and 47.0%, respectively, which differs from the expected tax rate of approximately 35.0% due to the recognition of the tax benefits from tax credits of $1.8 million and $5.4 million and tax exempt income of $2.4 million and $8.3 million for the third quarter and first nine months of 2008, respectively.

Factors that may affect the effective tax rate for the remainder of 2008 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of federal and state tax credits available to offset future taxable income.

Financial Condition

Total assets of $5.5 billion at September 30, 2008, decreased by $176.1 million, or 3.1%, from year-end 2007.

Loans and leases, net of unearned income, of $4.1 billion at September 30, 2008, decreased by $61.4 million from year-end 2007. The decrease was primarily attributable to charge-offs totaling $138.2 million; the reclassification of $92.0 million of California residential construction loans, $60.5 million of Hawaii residential mortgage loans, and $14.8 million of Washington commercial real estate loans from the held to maturity loan portfolio to loans held for sale; and the securitization of $36.5 million of Hawaii residential mortgages, in each case during the nine months ended September 30, 2008. The reclassification of the California residential construction loans to the held for sale portfolio and completed loan sales reflects our continued effort to reduce our exposure to this sector, while the reclassification of the Hawaii residential mortgage loans and Washington commercial real estate loans were done for asset/liability management purposes. After considering the effects of these charge-offs and reclassifications, our Hawaii loan portfolio grew by approximately $147.9 million, primarily driven by increases in construction and residential mortgage loans, while our mainland loan portfolio decreased by $209.3 million. Our Hawaii loan portfolio, while not unaffected by current market conditions, has not experienced the challenging market conditions faced in California and continues to perform within our expected credit parameters.

During 2008, we have experienced fluctuations in the amount of total deposits from quarter to quarter.  During the first quarter of 2008, total deposits decreased approximately 5.6% from the balance at December 31, 2007. During the second quarter, total deposits increased approximately 3.7% over the balance at March 31, 2008.  During the third quarter total deposits decreased approximately 3.7% over the balance at June 30, 2008. At September 30, 2008 total deposits of $3.8 billion had a net decrease of $225.6 million, or 5.6%, from year-end 2007. Interest-bearing deposits at September 30, 2008 decreased by $157.5 million, or 4.7%, while noninterest-bearing deposits decreased by $68.1 million, or 10.2%, from year-end 2007. The recent decrease in our deposits is consistent with other financial institutions in Hawaii and is partly related to the softening of the local economy. Specifically, the net decrease was primarily attributable to declines in sales volumes within the Hawaii real estate market, which have impacted deposits from our title and escrow customers, a decrease in deposit balances from some of our foreign customers due to concerns about the overall United States economy, customer reaction to the nationwide financial crisis and the resulting uncertainty, and to eroding customer confidence in financial institutions. While we cannot predict when the financial markets will stabilize or when economic conditions will improve, we believe some of the recent changes to the Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance limits and other government initiatives may help reassure our customers and mitigate concerns affecting all financial institutions during these challenging economic times.

Capital Resources

Shareholders’ equity was $510.1 million at September 30, 2008, compared to $674.4 million at year-end 2007.  Book value per share at September 30, 2008 was $17.75, compared to $23.45 at year-end 2007.

On July 30, 2008, the Company’s board of directors declared a third quarter cash dividend of $0.10 per share, a decrease of 60% from the $0.25 per share dividend declared in the third quarter of 2007. For the first nine months of 2008, dividends declared totaled $0.60 per share, a decrease of 17.8% from the $0.73 per share declared in the first nine months of 2007. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the Federal Reserve.

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Under the 2008 Repurchase Plan, repurchases may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during the three months ended September 30, 2008. During the nine months ended September 30, 2008, we repurchased and retired a total of 100,000 shares of common stock for approximately $1.8 million under the 2008 Repurchase Plan. Although a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at September 30, 2008, the Company is not currently making any repurchases.

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

In January 2004, in accordance with FASB Interpretation No. 46(R) (as amended), our statutory trusts were deconsolidated from our financial statements. This resulted in the removal of the trust preferred securities from the long-term debt category of our balance sheets and the addition of our subordinated debentures.

Regulations on capital adequacy guidelines adopted by the Federal Reserve Board and the FDIC are as follows. An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Management and the Company’s board of directors continue to closely evaluate our capital levels.  Given the uncertainty in the economy and capital markets, we will continue to evaluate our capital levels and requirements and consider ways to increase our capital if appropriate, including through further asset reductions or the possibility of raising additional capital independently or by participating in the TARP’s CPP. There can be no assurance that we will be able to independently raise additional capital on terms favorable to us or that we will be selected to participate in the TARP’s CPP.

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

			Minimum Required
			for Capital		Minimum Required to
	Actual		Adequacy Purposes		be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At September 30, 2008:
Leverage capital	$465,131	8.7%	$214,936	4.0%	$268,670	5.0%
Tier 1 risk-based capital	465,131	10.1	183,707	4.0	275,561	6.0
Total risk-based capital	523,117	11.4	367,413	8.0	459,266	10.0

At December 31, 2007:
Leverage capital	$535,670	9.8%	$218,477	4.0%	$273,096	5.0%
Tier 1 risk-based capital	535,670	11.5	187,049	4.0	280,574	6.0
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0

Central Pacific Bank
At September 30, 2008:
Leverage capital	$443,977	8.3%	$215,004	4.0%	$268,755	5.0%
Tier 1 risk-based capital	443,977	9.7	183,236	4.0	274,854	6.0
Total risk-based capital	501,817	11.0	366,472	8.0	458,090	10.0

At December 31, 2007:
Leverage capital	$518,923	9.5%	$218,143	4.0%	$272,679	5.0%
Tier 1 risk-based capital	518,923	11.1	186,743	4.0	280,115	6.0
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0

Although our capital ratios at September 30, 2008 were lower than 2007 year-end, they have improved from the second quarter of 2008.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost of funds. In addition to core deposit funding, we also access a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources, such as the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve discount window. The Bank is a member of and maintained a $1.3 billion line of credit with the FHLB as of September 30, 2008. Short-term and long-term borrowings under this arrangement totaled $275.0 million and $747.4 million, respectively, at September 30, 2008, compared to no short-term borrowings and $781.5 million of long-term borrowings at 2007 year-end. Approximately $272.7 million remained available for future borrowings at September 30, 2008. The FHLB has the right to suspend future advances. Proceeds from common stock offerings may also provide another source of funds as it has done in the past. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Over the past year, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued in 2008 making it significantly more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk that occurs when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives. The Asset/Liability Committee (“ALCO”) monitors interest rate risk through the use of interest rate sensitivity gap, net interest income and market value of portfolio equity simulation, and rate shock analyses. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2008 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources could have a substantial negative affect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The management of liquidity risk is critical to the management of our business and to our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, which perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our financial condition, or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

During 2008, the amount of our total deposits has fluctuated. If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. Our ability to grow may be impacted because of our inability to fund loan growth. We are monitoring our activities with respect to liquidity and evaluating closely our utilization of our cash assets, however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

We are required to maintain certain capital levels in accordance with banking regulations. Our bank may be subject to a number of enforcement restrictions by the federal regulatory authorities. These may include limitations on the ability to pay dividends, including dividends on our trust preferred securities, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as other possible enforcement actions.

Our capital ratios have declined in 2008. Because our capital levels have declined and may continue to decline, we may need to increase our capital base by further reducing our assets or by raising additional capital independently or by participating in the TARP’s CPP. Our ability to reduce our assets or raise additional capital will depend, in part, on market conditions that are outside of our control. Accordingly, we cannot be certain of our ability to increase our capital base.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During the first nine months of 2008, our provision for loan and lease losses amounted to $145.0 million, compared to $24.8 million for the comparable prior year period, and our current allowance may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management’s internal review of the loan portfolio.

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient. We have made significant adjustments to our allowance this year and additional adjustments may continue to be necessary if the local or national real estate markets and economies continue to deteriorate. Material additions to the allowance would materially decrease our net income. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs based on judgments different than those of our management. Any further increase in our allowance or loan charge-offs could have a material adverse effect on our results of operations.

During the second quarter of 2008, we wrote off all of the remaining goodwill associated with our Commercial Real Estate reporting segment as it was considered to be impaired. We continue to evaluate goodwill assigned to our Hawaii Market reporting segment for impairment.  Estimates of fair value of our Hawaii Market reporting segment are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Recent market disruptions and related governmental actions could materially and adversely affect our business, financial condition, results of operations or prospects.

Our business is affected by global economic conditions, political uncertainties and volatility and other developments in the financial markets. Factors such as interest rates and commodity prices, regional and national rates of economic growth, liquidity and volatility of fixed income, credit and other financial markets and investors’ confidence can significantly affect the businesses in which we and our customers are engaged. Such factors have affected, and may further unfavorably affect, both economic growth and stability in markets where we and our customers operate, creating adverse effects on many companies, including us, in ways that are not predictable or that we may fail to anticipate. Since mid-2007 credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and in financial institutions, generally. This reduced confidence could further exacerbate the overall market disruption and increase risks to market participants including the Company.

The recent market developments and the potential for increased and continuing disruptions present a material risk to our business and that of other financial institutions. Subsequent to September 30, 2008 market conditions continue to worsen. Further deterioration or a continuation of recent market conditions may lead to a decline in the value of the assets that we hold or in the creditworthiness of our borrowers.  In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and other matters. On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed into law by the President empowering the Secretary of the Treasury to purchase from financial institutions up to $700 billion of troubled assets. On October 14, 2008 the U.S. Secretary of the Treasury announced the TARP CPP, a program in which we have applied to participate. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. While these measures have been taken to support the markets, these actions may have unintended consequences on the financial system or our business, including reducing competition or increasing the general level of uncertainty in the markets. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be adversely affected.

Even if these efforts essentially stabilize and add liquidity to the financial markets, we may need to modify our strategy or operations and we may incur increased capital requirements and constraints or additional costs in order to satisfy regulatory requirements or to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage these risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations or prospects.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (1)

10.1	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle Dated June 23, 2004 *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 7, 2008	/s/ Ronald K. Migita
Ronald K. Migita
Chairman, President & Chief Executive Officer

Date: November 7, 2008	/s/ Dean K. Hirata
Dean K. Hirata
Vice Chairman and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

10.1	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle Dated June 23, 2004

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002