Form 10-K
period 2008-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2009-02-27
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-10777
_____________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $285,307,000. As of February 4, 2009, the number of shares of common stock of the registrant outstanding was 28,733,408 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART 1

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

•	Changes in the economy affecting real estate values;

•	Oversupply of inventory and continued slowing in the California real estate market;

•	A significant portion of our loan portfolio consists of construction loans and further slowdown in construction activity may materially and negatively affect our business;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing assets and charge-offs;

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board (“FRB”);

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Long-term negative trends in our market capitalization;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Political instability;

•	Acts of war or terrorism;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowings and savings habits;

•	Technological changes;

•	Acquisitions and integration of acquired businesses;

•	The ability to increase market share and control expenses;

•	Changes in the competitive environment among financial holding companies and other financial service providers;

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

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

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. and its subsidiaries (consolidated). When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis, and we refer to Central Pacific Bank herein as our bank or the bank.

Through our bank and its subsidiaries, we offer full-service commercial banking with 39 bank branches and more than 95 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 32 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and one branch on the island of Kauai. We also have offices in California serving customers there. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The bank is not a member of the Federal Reserve System (the “Fed”).

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans and consumer loans. We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in Hawaii and California, including the strength of the real estate market, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. For more information about the regulation of our holding company and bank, see “Supervision and Regulation.”

We are committed to maintaining a premier, relationship-based commercial bank in Hawaii that serves the needs of small to medium-sized businesses and the owners and employees of those businesses. In addition, we provide geographic diversification of our credit risk through our loan production offices in California. The strategy for serving our target markets is the delivery of a finely focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships.

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

We have teams who specialize in commercial real estate lending and have long-established relationships with major real estate developers.

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

As with our commercial real estate lending model, we have staff that specialize in construction lending and maintain close relationships with major real estate developers in all of our markets.

(3)
Residential Mortgage Lending.  Residential mortgage loans include both fixed and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.3 million, readily marketable collateral and, until recently, a historically stable residential real estate market, credit losses on residential mortgages had been minimal during the past several years. However, current changes in interest rates, the economic recession and other market factors have impacted, and future changes may continue to impact the marketability of collateral and thus the level of credit risk inherent in the portfolio.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank, with $3.9 billion in deposits, was the fourth-largest depository institution in the state of Hawaii at December 31, 2008.

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

For further discussion of factors affecting our operations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 85% of our loan portfolio held for investment at December 31, 2008 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.” Our business activities are currently focused primarily in Hawaii and California. Consequently, our results of operations and financial condition are affected by the general economic trends in Hawaii and California, particularly in the commercial and residential real estate markets. While during periods of economic strength, the real estate market and the real estate industry typically perform well, during periods of economic weakness, they typically slow down.

In 2008, the continued weakening of the real estate industry in California driven by a tightening in the credit markets and other economic conditions significantly adversely impacted the performance of our real estate loan portfolio.

Our Subsidiaries

Central Pacific Bank is the principal wholly-owned subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CB Technology, Inc.; CPB Real Estate, Inc.; Citibank Properties, Inc.; CB Technology, Inc.; and Central Pacific HomeLoans, Inc.

Central Pacific Bank or its wholly-owned subsidiary, Central Pacific HomeLoans, Inc., also owns 50% of the following Hawaii limited liability corporations: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC; Hawaii Resort Lending, LLC; Laulima Financial, LLC; and Pacific Portfolio, LLC.

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

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As a bank holding company, Central Pacific Financial Corp. is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Fed (the “FRB”). It is also subject to Hawaii’s Code of Financial Institutions and is subject to inspection, examination and supervision by the State of Hawaii Division of Financial Institutions (“DFI”).

The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CPF,” and we are subject to the rules of the NYSE for companies listed there.

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and the FDIC. The bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The DFI separately holds many of the same remedial powers.

In December 2008, the members of the Board of Directors of Central Pacific Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the DFI to address certain issues that arose in the bank’s most recent regulatory examination in August 2008. The issues required to be addressed by management include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, the re-evaluation, development and implementation of certain plans and the requirement to increase the bank’s leverage capital ratio to 9% within 120 days. Since entering into the MOU the bank has made significant progress towards addressing these issues and, at the time of the filing of this annual report on Form 10-K, has increased its leverage capital ratio above 9%. As a result of the FRB’s most recent review of Central Pacific Financial Corp., we anticipate that we may be subject to additional supervisory action by the FRB.

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

Federal law also provides that extensions of credit and other transactions between our subsidiary bank and the holding company or one of its non-bank subsidiaries must be on terms and conditions that are consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to our subsidiary bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

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

•
Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

We, like other bank holding companies, are required to maintain Tier 1 capital and “total risk-based capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines.

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

As of December 31, 2008, our capital ratios and the capital ratios of our bank exceeded the minimum thresholds for a “well-capitalized” institution. The following table sets forth actual and required capital ratios as of December 31, 2008 and 2007:

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2008:
Tier 1 risk-based capital	$466,465	10.4%	$178,693	4.0%	$268,040	6.0%
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0
Leverage capital	466,465	8.8	211,648	4.0	264,560	5.0

As of December 31, 2007:
Tier 1 risk-based capital	$535,670	11.5%	$187,049	4.0%	$280,574	6.0%
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0
Leverage capital	535,670	9.8	218,477	4.0	273,096	5.0

Central Pacific Bank
As of December 31, 2008:
Tier 1 risk-based capital	$449,845	10.1%	$178,323	4.0%	$267,485	6.0%
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0
Leverage capital	449,845	8.5	210,707	4.0	263,384	5.0

As of December 31, 2007:
Tier 1 risk-based capital	$518,923	11.1%	$186,743	4.0%	$280,115	6.0%
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0
Leverage capital	518,923	9.5	218,143	4.0	272,679	5.0

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Regulations and Supervisory Practices, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under the EESA, the U.S. Department of the Treasury (the “U.S. Treasury”) was granted the authority to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions. In addition, the U.S. Treasury was also granted the authority to inject capital in financial institutions through the purchase of equity stakes in a wide variety of banks and thrifts under a program known as the Troubled Assets Relief Program’s (“TARP”) Capital Purchase Program (the “CPP”). The primary purpose of the U.S. Treasury’s initiatives is to stabilize and provide liquidity to the U.S. financial markets.

On January 9, 2009, the U.S. Treasury approved our participation in the CPP. As a result, we issued and sold 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Shares”) to the U.S. Treasury for an aggregate purchase price of $135.0 million in cash. We also issued to the U.S. Treasury a ten-year warrant (the “TARP Warrant”) to purchase up to 1,585,748 shares of our voting common stock at an exercise price of $12.77 per share. See “Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases Of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for a further discussion of our participation in the TARP’s CPP.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

It is not clear at this time what impact the EESA, TARP Program, ARRA, other liquidity and funding initiatives of the Fed and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and more importantly, the local economies in the markets that we serve.

Dividends

We are incorporated in Hawaii and are governed by Hawaii law. As a bank holding company, our ability to pay dividends is affected by the ability of our bank subsidiary to pay dividends to us. Under Hawaii law, the ability of our subsidiary bank to pay dividends or make other capital distributions to us is subject to the Hawaii state law that prohibits a state-chartered bank from declaring or paying dividends greater than its retained earnings. In addition, federal law generally prohibits a depositary institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depositary institution would thereafter be undercapitalized. The December 2008 MOU also requires the bank to obtain approval from the FDIC and DFI for the payment of cash dividends by the bank to Central Pacific Financial Corp. We are required to obtain FRB approval for the payment of cash dividends to our shareholders. We are also subject to dividend limitations as a result of our participation in the CPP. See “Dividends” in Part II, Item 5 of our Annual Report on Form 10-K for a further discussion of our dividends.

Deposit Insurance

Substantially all of the deposits of our bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

In conjunction with the EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The FDIC also implemented the Temporary Liquidity Guarantee Program (“TLGP”) which insures all deposits held in non-interest bearing transactional accounts regardless of amount for a fee. The TLGP applies to all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. The bank has chosen to participate in the FDIC’s TLGP. These governmental actions were designed to rebuild confidence in the financial markets, increase liquidity and strengthen the financial sector.

In December 2008, the FDIC approved increasing risk-based assessment rates uniformly by 7 basis points (“bp”) ($0.07 for every $100 of deposits), on an annual basis, for the first quarter of 2009. In October 2008, the FDIC also proposed changes, which, if implemented, would take effect beginning in the second quarter of 2009 and require riskier institutions to pay a larger share of deposit insurance assessments. Increases in the insurance assessments our bank subsidiary pays will increase our costs. See “Other Operating Expense” included in Part II, Item 7 of our Annual Report on Form 10-K for a further discussion of our FDIC costs.

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

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to nonaffiliated third parties. These limitations require notices and disclosure of privacy policies to consumers and in some circumstances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC or authorization from the U.S. Treasury Department. Failure to comply with these sanctions could have serious legal and reputational consequences.

Employees

At December 31, 2008, we employed 1,065 persons, 1,002 on a full-time basis and 63 on a part-time basis. We are not a party to any collective bargaining agreement.

Expiration of Rights Agreement

On February 25, 2009, Central Pacific Financial Corp. and Wells Fargo Bank, N.A., as successor rights agent, entered into Amendment Two (the “Amendment”) to the Rights Agreement dated as of August 26, 1998, by and between Central Pacific Financial Corp. and ChaseMellon Shareholder Services L.L.C., as rights agent (as amended, the “Rights Agreement”). The Amendment modified the final expiration date of our preferred stock purchase rights (the “Rights”) under the Rights Agreement from August 26, 2009 to March 15, 2009. The Rights Agreement was initially scheduled to expire on August 26, 2008 and at that time; we extended the final expiration date of the Rights for one year to permit us to assess whether to continue or to modify them.  As a result of the Amendment, on March 15, 2009 the Rights will cease to be of further effect.

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

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, along with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•
We may be required to pay significantly higher premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Recent market disruptions and related governmental actions could materially and adversely affect our business, financial condition, results of operations or prospects.

Our business is affected by global economic conditions, political uncertainties and volatility and other developments in the financial markets. Factors such as interest rates and commodity prices, regional and national rates of economic growth, liquidity and volatility of fixed income, credit and other financial markets and investors’ confidence can significantly affect the businesses in which we and our customers are engaged. Such factors have affected, and may further unfavorably affect, both economic growth and stability in markets where we and our customers operate, creating adverse effects on many companies, including us, in ways that are not predictable or that we may fail to anticipate. Since mid-2007 credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October of 2008, resulting in the bankruptcy or acquisition of, or government assistance to several major domestic and international financial institutions. These events have continued in 2009 and have significantly diminished overall confidence in the financial markets and in financial institutions, generally. This reduced confidence could further exacerbate the overall market disruption and increase risks to market participants including the Company.

The recent market developments and the potential for increased and continuing disruptions present a material risk to our business and that of other financial institutions. Further deterioration or a continuation of recent market conditions may lead to a decline in the value of the assets that we hold or in the creditworthiness of our borrowers. In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker dealers, implementation of programs by the Fed to provide liquidity to the commercial paper markets and other matters. The overall effects of legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. While these measures have been implemented to support and stabilize the markets, these actions may have unintended consequences on the financial system or our business, including reducing competition or increasing the general level of uncertainty in the markets. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be adversely affected.

Continued economic slowdowns in Hawaii or California could materially hurt our business.

Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The current deterioration in economic conditions in the United States generally, and in Hawaii and California in particular, could result in the following consequences, any of which could materially hurt our business:

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

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our profitability.

As we have experienced with the deteriorating market conditions in California’s real estate market, our results of operations in future periods may be significantly impacted by the economies in Hawaii, California and other markets we serve. Approximately 85% of our loan portfolio as of December 31, 2008 was comprised of loans primarily collateralized by real estate, 73% of these loans were concentrated in Hawaii, 23% in California and 4% in Washington. Deterioration of the economic environment in Hawaii, California or other markets we serve, including a continued decline in the real estate market, further declines in single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, we expect that our profitability would be negatively impacted by an adverse change in the real estate market.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 33% of our real estate loan portfolio as of December 31, 2008 was comprised of construction loans. Fifty-nine percent of these construction loans were in Hawaii, 34% in California and the remaining 7% in Washington. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. The continued decline in the California real estate market or a deterioration of the real estate market in any market we serve is likely to damage the marketability of these projects; as a result, we may incur loan losses which will adversely affect our profitability. We have had to increase our provision for loan and lease losses substantially in 2008 and may have to do so again in the future.

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

During 2008, the amount of our total deposits has fluctuated. If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, brokered deposits, advances from the FHLB-Seattle and the Fed discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB-Seattle or market conditions were to change.

We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the TARP’s CPP, for so long as any Preferred Shares issued under the CPP remains outstanding, we are prohibited from increasing quarterly cash dividends on our common stock above $0.10 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the Preferred Shares it purchased under the CPP to third parties. Furthermore, as long as the Preferred Shares issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions. These restrictions, together with the potentially dilutive impact of the warrant issued to the U.S. Treasury, could have a negative effect on the value of our common stock.

The Preferred Shares issued to the U.S. Treasury impacts net income available to our common shareholders and earnings per common share, and the TARP Warrant may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on the Preferred Shares issued to the U.S. Treasury will reduce the net income available to common shareholders and our earnings per common share. The Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the TARP Warrant is exercised. Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction.

If we are unable to redeem the Preferred Shares within five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Preferred Shares prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% (approximately $6.8 million annually) to 9.0% per annum (approximately $12.2 million annually), further reducing the net income available to common shareholders and our earnings per common share.

Because of our participation in the TARP’s CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP CPP, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds an investment in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $0.5 million for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our interest rate margin could be expected to increase during periods of rising interest rates and, conversely, to decline during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors including the following:

•	Inflation;

•	Recession;

•	Changes in unemployment;

•	The money supply;

•	International disorder and instability in domestic and foreign financial markets; and

•	Governmental actions.

Our asset/liability management strategy may not be able to control our risk from changes in market interest rates and it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. From time to time, we may reposition our investment portfolio to reduce our net interest income volatility. See “Asset/Liability Management and Interest Rate Risk” included in Part II, Item 7 of our Annual Report on Form 10-K for a further discussion of our sensitivity to interest rate changes.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During 2008, our provision for loan and lease losses amounted to $171.7 million, compared to $53.0 million in 2007 and $1.4 million in 2006 and our current allowance may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management’s internal review of the loan portfolio.

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient. With the volatility of the economic decline and unprecedented nature of the events in the credit and real estate markets during the latter part of 2008, we made significant adjustments to our allowance in 2008 and additional adjustments may continue to be necessary if the local or national real estate markets and economies continue to deteriorate. Material additions to the allowance would materially decrease our net income. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs based on judgments different than those of our management. Any further increase in our allowance or loan charge-offs could have a material adverse effect on our results of operations.

During the second quarter of 2008, we wrote off all of the remaining goodwill associated with our Commercial Real Estate reporting segment as it was considered to be impaired. We continue to evaluate goodwill assigned to our Hawaii Market reporting segment for impairment. Estimates of fair value of our Hawaii Market reporting segment are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Furthermore, market conditions affecting our Hawaii Market reporting segment may deteriorate which could result in a material adverse effect on the operating results of the Hawaii Market reporting segment. If this were to occur, the goodwill assigned to our Hawaii Market reporting segment may be considered to be impaired.

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

Our deposit customers may pursue alternatives to deposits at our bank or seek higher yielding deposits causing us to incur increased funding costs.

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain investment securities held within our investment portfolio has become much less liquid over the past year. This coupled with uncertainty surrounding the credit risk associated with the underlying collateral has caused discrepancies in valuation estimates obtained from third parties. We value some of our investments using cash flow and valuation models which include certain subjective estimates that we believe are reflective of the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairment of these assets that may result in accounting charges that could have a material adverse effect on consolidated financial statements and capital ratios.

If Our Investment in the Federal Home Loan Bank of Seattle is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Shareholders’ Equity Could Decrease

We own common stock of the Federal Home Loan Bank of Seattle (“FHLB-Seattle”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-Seattle’s advance program. The aggregate cost of our FHLB-Seattle common stock as of December 31, 2008 was $48.8 million based on its par value. There is no market for our FHLB-Seattle common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-Seattle, could be substantially diminished. Consequently, we believe that there is a risk that our investment in FHLB-Seattle common stock could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it would cause our earnings and shareholders’ equity to decrease by the after-tax amount of the impairment charge.

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

Because we are a holding company with no significant operations other than our bank, we currently depend upon dividends from our bank for a substantial portion of our revenues. Our ability to pay dividends will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from our bank.

The ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the FDIC, the DFI, Hawaii law and the Federal Reserve Board as further described in the Supervision and Regulation – Dividends sections of Item 1. Business.

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

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2008. Last year, we submitted to the New York Stock Exchange on June 3, 2008 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards required by NYSE rule 303A.12. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for May 26, 2009.

ITEM 2.	PROPERTIES

We hold title to the land and building in which our headquarters, Kaimuki branch office, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to the buildings in which our Moiliili; McCully; Kalihi and Beretania branch offices and operations center are located, as well as a portion of land on which the Moiliili branch office and the data processing operations offices are located. The remaining lands on which the Moiliili branch and the data processing operations offices are located, as well as all of the land on which the McCully, Kalihi-Gullick and Beretania branch offices are located, are leased. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 50 other properties including office space for our remaining branches, residential mortgage lending subsidiary and California operations. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2008, see Note 18 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2003 and ending December 31, 2008. The graph assumes the investment of $100 on December 31, 2003.

Indexed Total Annual Return
(as of December 31, 2008)

The following table sets forth information on the range of high and low sales prices of our common stock, as reported by the NYSE, for each full quarterly period within 2008 and 2007:

	Year Ended December 31,
	2008		2007
	High	Low	High	Low

First quarter	$21.92	$14.09	$40.50	$34.60
Second quarter	20.32	10.33	36.50	32.83
Third quarter	22.40	7.10	33.60	27.69
Fourth quarter	19.45	8.91	30.63	18.24

As of December 31, 2008, there were 4,090 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2008 and 2007:

	Year Ended December 31,
	2008	2007

First quarter	$0.25	$0.24
Second quarter	0.25	0.24
Third quarter	0.10	0.25
Fourth quarter	0.10	0.25

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors.

On January 28, 2009, our Board of Directors elected to suspend the payment of cash dividends effective immediately as they believe this a prudent measure that will enable us to preserve capital and better meet the needs of our customers. Since substantially all of the funds available for the payment of dividends are derived from our bank, future dividends will depend upon our bank’s earnings, financial condition and capital needs, applicable governmental policies and regulations and such other matters as our Board of Directors may deem to be appropriate. As our bank’s operating performance improves and the economic environment stabilizes, we will reassess our capital levels and the payment of future cash dividends.

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2008, we had approximately $108 million of our junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer or fail to make interest payments on the junior subordinated debentures or if we fail to comply with certain covenants under the related indentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures and until we comply with the covenants under the related indentures.

Our ability to pay dividends is also limited by certain restrictions including (1) rules imposed on Hawaii corporations that allow us to only pay dividends out of funds legally available at such times as our Board of Directors determines are appropriate, (2) our December 2008 MOU which requires the bank to obtain approval from the FDIC and DFI for the payment of cash dividends by the bank to Central Pacific Financial Corp, (3) FRB approval for the payment of cash dividends to our common shareholders and (4) the terms of our participation in the TARP’s CPP which prohibit the payment of cash dividends on our common stock so long as any shares of the Preferred Shares remain outstanding, unless all accrued and unpaid dividends of the Preferred Shares have been paid and limit dividend increases. For information regarding the dividend payments made by Central Pacific Financial Corp. and its subsidiaries, see the discussion under the section captioned “Capital Resources” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 25 in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Recent Sale of Unregistered Securities

On January 9, 2009 (the “Closing Date”), Central Pacific Financial Corp. (the “Company”) issued and sold, and the U.S. Treasury purchased, (1) 135,000 shares of Preferred Shares, liquidation preference of $1,000 per share, and (2) the TARP Warrant to purchase up to 1,585,748 shares of the Company’s voting common stock, no par value (“Common Stock”), at an exercise price of $12.77 per share, for an aggregate purchase price of $135 million in cash.

The securities were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, if, as and when declared by the Company’s Board of Directors out of funds legally available therefor. The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference, provided, however, that the Preferred Shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the letter agreement, dated the Closing Date between the Company and the U.S. Treasury (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein) (the “Purchase Agreement”) and set forth below) in excess of $33,750,000 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.

The U.S. Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 1,585,748 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $135 million from one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) and (ii) December 31, 2009. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of at least $135 million, the number of the shares of Common Stock underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. For purposes of the foregoing, “Qualified Equity Offering” is defined as the sale and issuance for cash by the Company to persons other than the Company or any Company subsidiary after the Closing Date of shares of perpetual preferred stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier I capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Board of Governors of the Federal Reserve System (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of the Company’s current quarterly cash dividend of $0.10 per share) and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, each of Messrs. Ronald K. Migita, Blenn A. Fujimoto, Curtis W. Chinn, Dean K. Hirata and Denis K. Isono, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the U.S. Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the U.S. Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the U.S. Treasury owns any debt or equity securities of the Company acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the fourth quarter of 2008.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2008. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$303,952	$349,877	$320,381	$263,250	$150,389
Total interest expense	101,997	137,979	109,532	66,577	30,217
Net interest income	201,955	211,898	210,849	196,673	120,172
Provision for loan and lease losses	171,668	53,001	1,350	3,917	2,083
Net interest income after provision for loan and lease losses	30,287	158,897	209,499	192,756	118,089
Other operating income	54,808	45,804	43,156	41,002	22,018
Goodwill impairment	94,279	48,000	-	-	-
Other operating expense (excluding goodwill impairment)	178,543	128,556	132,163	124,772	86,131
Income (loss) before income taxes	(187,727)	28,145	120,492	108,986	53,976
Income taxes (benefit)	(49,313)	22,339	41,312	36,527	16,582
Net income (loss)	(138,414)	5,806	79,180	72,459	37,394

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$475	$241	$5,933	$9,813	$52,978
Investment securities (1)	751,297	881,254	898,358	925,285	850,821
Loans and leases	4,030,266	4,141,705	3,846,004	3,552,749	3,099,830
Allowance for loan and lease losses	119,878	92,049	52,280	52,936	50,703
Goodwill	152,689	244,702	298,996	303,358	284,712
Other intangible assets	39,783	39,972	43,538	47,615	53,037
Total assets	5,432,361	5,680,386	5,487,192	5,239,139	4,651,902
Core deposits (2)	2,805,347	2,833,317	2,860,926	2,814,435	2,716,973
Total deposits	3,911,566	4,002,719	3,844,483	3,642,244	3,327,026
Long-term debt	649,257	916,019	740,189	749,258	587,380
Total shareholders' equity	526,291	674,403	738,139	676,234	567,862

Per Share Data:
Basic earnings (loss) per share	$(4.83)	$0.19	$2.60	$2.42	$1.90
Diluted earnings (loss) per share	(4.83)	0.19	2.57	2.38	1.87
Cash dividends declared	0.70	0.98	0.88	0.73	0.64
Book value	18.32	23.45	24.04	22.22	20.17
Diluted weighted average shares outstanding (in thousands)	28,669	30,406	30,827	30,487	20,017

Financial Ratios:
Return (loss) on average assets	(2.45)%	0.10%	1.50%	1.48%	1.25%
Return (loss) on average shareholders' equity	(23.07)	0.77	11.16	11.16	12.37
Net income (loss) to average tangible shareholders' equity	(37.00)	1.35	21.01	22.88	18.45
Average equity to average assets	10.61	13.58	13.45	13.29	10.08
Efficiency ratio (3)	53.93	47.80	49.67	49.59	57.77
Net interest margin (4)	4.02	4.33	4.55	4.63	4.51
Net charge-offs to average loans	3.42	0.33	0.05	0.05	0.06
Nonperforming assets to year-end loans & other real estate (5)	3.26	1.48	0.23	0.35	0.35
Allowance for loan and lease losses to year-end loans	2.97	2.22	1.36	1.49	1.64
Allowance for loan and lease losses to nonaccrual loans	90.43	149.57	583.61	421.77	492.79
Dividend payout ratio	N/A	515.79	33.85	30.17	33.68

(1) Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(2) Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.
(3) Efficiency ratio is derived by dividing other operating expense excluding amortization, impairment and write-down of intangible assets, goodwill, loans held for sale and foreclosed property, loss on investment transaction and loss on sale of commercial real estate loans by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions).
(4) Computed on a taxable equivalent basis using an assumed income tax rate of 35%.
(5) Nonperforming assets include nonaccrual loans, nonaccrual loans held for sale and other real estate.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

•	Provision for loan and lease losses of $171.7 million and $53.0 million in 2008 and 2007;
•	Goodwill impairment charges of $94.3 million and $48.0 million in 2008 and 2007;
•	Mortgage servicing rights impairment charge of $3.4 million in 2008;
•	Loss on counterparty financing agreement of $2.8 million in 2008;
•	Gain on ineffective portion of derivative of $2.1 million in 2008;
•	Tax contingency settlement charge of $2.4 million in 2007;
•	Income tax benefit of $2.0 million related to true up adjustments recognized in 2007;
•
Stock option expense of $2.1 million, $2.9 million and $3.5 million recognized in 2008, 2007 and 2006, respectively, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”);

•	Executive retirement expenses of $2.4 million and $2.1 million incurred in 2008 and 2006;
•	Income tax charges of $1.2 million for income tax liability adjustments in 2006;
•	Nonrecurring integration, severance and merger-related expenses of $5.5 million and $9.3 million incurred in 2005 and 2004;
•	Incremental earnings of Hawaii HomeLoans, Inc. (“HHL”) since August 17, 2005 and of CB Bancshares, Inc. (“CBBI”) since September 15, 2004, the effective dates of the respective acquisitions;
•	Issuance of 2.0 million shares of common stock in a public offering in March 2005 and 11.9 million shares of common stock in September 2004 in connection with the CBBI acquisition; and
•	Net amortization of core deposit premium and other purchase accounting valuation adjustments, and interest expense on trust preferred securities issued to finance the CB Bancshares acquisition.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii. In addition, we have offices in California serving customers there.

Our products and services focus on two areas:

•
Loans: We focus our lending activities on commercial, residential and commercial mortgage, and construction loans to small and medium-sized companies, business professionals and real estate developers. Our lending activities contribute to a key component of our revenues—interest income.

•
Deposits: We strive to provide exceptional customer service and products that meet our customers’ needs, like our Free Plus Checking, Exceptional Savings and Super Savings accounts. We also maintain a broad branch and ATM network in the state of Hawaii. Raising funds through our deposit accounts enables us to support our lending activities. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

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

Executive Overview

Fiscal 2008 proved to be one of the most challenging periods in our fifty-four year history. Weakness and severe tightening in the overall credit markets, economic downturns in local, national and global economies, continued deterioration in the California real estate market and weakness in certain of our California commercial construction and Hawaii residential construction borrowers contributed to a net loss of $138.4 million recognized for the year. The net loss recognized in 2008 was attributable to $171.7 million in provision for loan and lease losses and a $94.3 million goodwill impairment charge, as continued weakness in our California residential construction loan portfolio negatively impacted 2008 results.

Our results for 2008 were reflective of the challenging and unprecedented economic environment that financial institutions across the country continue to experience. Despite the current turmoil and uncertainty in the financial markets, we remain committed to investing in our core Hawaii franchise and improving our asset quality.

Business Environment

The global and U.S. economies are currently experiencing a continued slowdown in business activity as a result of disruptions in the financial system, including a freeze and lack of confidence in the worldwide credit markets. In the U.S., credit conditions have worsened considerably over the course of the year and the U.S. officially entered into a recession (as announced by the National Bureau of Economic Research). Falling home prices, as well as increased foreclosures and unemployment rates during the past year have resulted in significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of the current uncertainties regarding the stability of the financial markets, many financial institutions have reduced and/or ceased to provide funding to borrowers, including other financial institutions. Accordingly, the availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been adversely affected and have contributed to the recent volatility and disruption in the capital and credit markets which have reached unprecedented levels.

In response to the financial crisis affecting the banking system and financial markets, the EESA was signed into law on October 3, 2008. Under the EESA, the U.S. Treasury was granted the authority to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts under the TARP’s CPP. Under the CPP, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will also be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the CPP.

During 2008, the Fed announced a number of initiatives to provide stability and additional liquidity to the financial markets. These initiatives include providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. In December 2008, the Fed lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50%.

The majority of our operations are concentrated in the states of Hawaii and California. Accordingly, our business performance is directly affected by conditions in the banking industry, macro economic conditions and the real estate market in those states. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income while an unfavorable business environment is characterized by declining gross state product, high unemployment and declining personal income.

General economic conditions in Hawaii slowed throughout 2008 with signs of diminished growth appearing in the latter part of 2008. Tourism remains Hawaii’s most significant economic driver, and according to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), 6.8 million visitors visited the state in 2008. This was a decrease of 10.8% from the number of visitor arrivals in 2007 and according to the DBEDT, total visitor arrivals are expected to further decline by 1.9% in 2009. The DBEDT also reported that total visitor spending declined to $11.3 billion in 2008 from a record $12.5 billion in 2007. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate was 5.5% in December 2008, compared to 3.1% in December 2007. Despite the increase, Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 7.2%. DBEDT projects real personal income to decline by approximately 0.4% in 2009, with increases in real personal income of 1.0% and 1.5% in 2010 and 2011, respectively. DBEDT also projects real gross state product growth to remain unchanged in 2009. With real estate lending as a primary focus, including construction, residential mortgage and commercial mortgage loans, we are dependent on the strength of the real estate market. The Hawaii real estate market cooled in 2008 and, according to the Honolulu Board of Realtors, Oahu unit sales volume dropped 24.4% for single-family homes and 28.5% for condominiums in 2008 from 2007. Median sales prices in 2008 for single-family homes on Oahu was $624,000, representing a 3.0% decrease from the prior year, while median sales prices for condominiums remained unchanged at $325,000. Expectations from local economists are for the Hawaii real estate market to continue its slowdown in 2009 with projected declines in both unit sales volume and median prices of 10%.

The effects of falling home prices, limited credit availability, shrinking equity values and growing unemployment stymied the California economy in 2008 as it decelerated in step with the national economy. Consumer and business spending, the core of the California economy, decreased in 2008. The outlook for the California economy calls for negative growth in 2009, followed by weak growth in 2010 improving slightly in 2011. The California Association of Realtors (“CAR”) reported that December 2008 unit home sales increased by 84.9%, while the median price plunged 41.5% from year ago levels primarily driven by a significant rise in distressed sales, including foreclosures. CAR forecasts Calfornia median sales price will decline 6.0% to $358,000 in 2009, while the number of sales are projected to increase by 12.5% during the same period as distressed sales will continue to impact the market. According to the California Department of Finance (“CDOF”), average personal income is projected to have increased by 4.2% in 2008 from one year ago and projections for 2009 call for an increase of 2.1% from 2008. The CDOF also reported that California civilian workforce grew by 1.8% to 18.6 million in December 2008 from 18.3 million a year ago, while California’s seasonally adjusted unemployment rate in December 2008 increased to 9.3% from 5.9% in the prior year and continues to be well above the national unemployment rate.

Our results of operations in future periods will be significantly impacted by the economies in Hawaii, California or other markets we serve. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California and Hawaii residential real estate markets do not improve or continue to deteriorate, the California and Hawaii commercial real estate market worsens, or the economic environments in Hawaii, California or other markets we serve suffer an adverse change or a material external shock, our results of operations may be negatively impacted.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level. We adjusted our Provision in 2008 and 2007 in accordance with our risk assessment policies to account for an increase in exposure throughout various portions of our loan portfolio.

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

Further deterioration in the California or Hawaii real estate markets could result in an increase in loan delinquencies, additional increases in our Allowance and Provision, as well as an increase in loan charge-offs.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we perform our goodwill impairment test annually.

Our impairment assessment of goodwill and other intangible assets involves the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. We reconcile the estimated fair values of our reporting units to our total market capitalization plus a control premium. Estimating future cash flows and determining fair values of the reporting units is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of the impairment charge.

In the second quarter of 2008 and fourth quarter of 2007, we experienced significant declines in our market capitalization which we determined were indicators that impairment tests were required under SFAS 142. As a result of our impairment tests at June 30, 2008 and December 31, 2007, we determined that the goodwill associated with our Commercial Real Estate reporting unit, which includes the California residential construction loan portfolio, was impaired and we consequently recorded non-cash charges of $94.3 million and $48.0 million in the second quarter of 2008 and fourth quarter of 2007, respectively. The goodwill associated with our Hawaii Market reporting unit was not considered to be impaired at any of these periods. In the fourth quarter of 2008, we experienced a further decline in our market capitalization due to the continued deterioration of the California real estate market, however, no goodwill impairment charge was recognized as there was no goodwill remaining in our Commercial Real Estate reporting segment and no impairment was identified in our Hawaii Market reporting segment. All remaining goodwill at December 31, 2008 is attributable to our Hawaii Market reporting unit. Future declines in our market capitalization may result in the impairment of the remaining goodwill assigned to our Hawaii Market reporting unit.

The reconciliation of fair value estimates of the reporting units to our total market capitalization in the second quarter of 2008 and fourth quarter of 2007 included implied control premiums of 15.5% and 31.7%, respectively. We considered recent trends in our market capitalization and compared these implied control premiums to observable transaction premiums for other financial institutions from publicly available data sources and concluded that they were reasonable at each period end.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 16 to the Consolidated Financial Statements. In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2008, we used a weighted-average discount rate of 6.6% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2008 and the amount of pension expense to be recorded in 2009. At December 31, 2007, a weighted-average discount rate of 6.5% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2007 and the amount of pension expense recorded in 2008. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2008, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2009 pension expense by $0.1 million and year-end 2008 pension liability by $0.7 million, while a 0.25% change in the asset return rate would impact 2009 pension expense by less than $0.1 million.

Overview of Results of Operations

2008 vs. 2007 Comparison

In 2008, we recognized a net loss of $138.4 million compared to net income of $5.8 million in 2007. The net loss recognized in 2008 was primarily driven by an increase in credit costs and the write off of the remaining goodwill assigned to our Commercial Real Estate reporting segment as continued weakness in the California residential construction market persisted throughout the year. Credit costs in 2008, which included the provision for loan and lease losses of $171.7 million, write-downs of loans classified as held for sale of $23.8 million, write-downs of foreclosed property of $7.4 million and a decrease to the reserve for unfunded loan commitments of $1.5 million, increased by $144.3 million, or 244.4% over credit costs recognized in 2007. The net loss recognized in 2008 was also impacted by a non-cash mortgage servicing rights impairment charge totaling $3.4 million and a $2.8 million net loss on a counterparty financing transaction with Lehman Brothers, Inc. (“LBI”).

Our diluted loss per share was $4.83 for 2008 compared to diluted earnings per share of $0.19 in 2007. We declared cash dividends of $0.70 per common share in 2008, representing a decrease of $0.28, or 28.6%, from the prior year. Loss on average assets and average shareholders’ equity for 2008 was 2.45% and 23.07%, respectively, compared to a return on average assets and average shareholders’ equity of 0.10% and 0.77%, respectively, in 2007. Our efficiency ratio, which measures operating expenses before the amortization, impairment and write-down of intangible assets, goodwill, loans held for sale and foreclosed property; loss on counterparty financing transaction and loss on sale of commercial real estate loans as a percentage of net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions), was 53.93% in 2008 compared to 47.80% in 2007. The increase in our efficiency ratio from the prior year was primarily attributable to the increase in operating expenses, which are described below.

2007 vs. 2006 Comparison

Our net income of $5.8 million in 2007 was a decrease of $73.4 million, or 92.7%, from the $79.2 million recognized in 2006. The decrease in our net income for 2007 was driven by $53.0 million in provision for loan and lease losses directly attributable to the significant and rapid deterioration in the California residential construction market which began to affect us in the second half of 2007, as well as a $48.0 million goodwill impairment charge associated with our Commercial Real Estate reporting segment, which included the California residential construction loan portfolio. In 2006, the provision for loan and lease losses was $1.4 million and there was no goodwill impairment. Partially offsetting the negative effects of the increase in the provision for loan and lease losses and the goodwill impairment charge was the decrease in income tax expense as there was a disproportionate recognition of federal and state tax credits compared to our taxable income. The Company earns a tax benefit from tax credits and tax-exempt income irrespective of the level of pre-tax income. This results in a favorable impact to the total tax benefit and the effective tax rate especially during periods in which the Company is near break-even or experiencing a pre-tax loss. Net income in 2007 was also impacted by $2.4 million of additional income tax expense resulting from the settlement of a tax contingency item, $2.0 million of income tax benefit related to certain income tax adjustments, a $1.1 million after tax reversal of prior year incentive compensation accruals and a $1.0 million after tax loss on an investment portfolio repositioning.

Diluted earnings per share of $0.19 for 2007 decreased by $2.38, or 92.6%, from 2006, while cash dividends declared of $0.98 per common share increased by $0.10, or 11.4%, over prior year amounts. Return on average assets of 0.10% in 2007 decreased from 1.50% in 2006 and return on average equity was 0.77% in 2007 compared to 11.16% in 2006. Our efficiency ratio was 47.80% in 2007 compared to 49.67% in 2006.

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

Table 1.   Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2008			2007			2006
	Average	Average	Amount	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$1,500	0.78%	$12	$3,358	5.08%	$170	$11,919	4.62%	$550
Federal funds sold	4,532	1.83	83	6,065	5.04	306	2,880	4.95	143
Taxable investment securities (1)	692,610	5.03	34,837	733,105	4.77	34,968	799,583	4.42	35,313
Tax-exempt investment securities (1)	143,988	5.74	8,266	153,459	5.43	8,338	136,809	5.71	7,815
Loans (2)	4,209,045	6.25	263,183	4,021,094	7.68	308,720	3,689,979	7.57	279,246
Federal Home Loan Bank stock	48,797	0.95	464	48,797	0.60	293	48,797	0.10	49
Total interest earning assets	5,100,472	6.02	306,845	4,965,878	7.10	352,795	4,689,967	6.89	323,116
Nonearning assets	552,937			597,106			581,677
Total assets	$5,653,409			$5,562,984			$5,271,644

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$463,776	0.19%	$860	$440,537	0.13%	$556	$426,828	0.13%	$566
Savings and money market deposits	1,094,690	1.14	12,528	1,206,392	1.99	23,950	1,153,651	1.53	17,684
Time deposits under $100,000	639,794	2.91	18,618	612,793	3.83	23,450	590,335	3.08	18,156
Time deposits $100,000 and over	1,023,852	2.96	30,299	1,018,123	4.52	46,017	876,513	4.02	35,263
Short-term borrowings	292,466	2.24	6,563	30,640	5.28	1,616	41,401	5.31	2,197
Long-term debt	865,717	3.83	33,129	816,591	5.19	42,390	755,378	4.72	35,666
Total interest-bearing liabilities	4,380,295	2.33	101,997	4,125,076	3.34	137,979	3,844,106	2.85	109,532
Noninterest-bearing deposits	592,697			594,361			628,736
Other liabilities	80,556			88,369			89,558
Shareholders' equity	599,861			755,178			709,244
Total liabilities and shareholders' equity	$5,653,409			$5,562,984			$5,271,644

Net interest income			$204,848			$214,816			$213,584

Net interest margin		4.02%			4.33%			4.55%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2.  Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(94)	$(64)	$(158)	$(396)	$16	$(380)
Federal funds sold	(77)	(146)	(223)	158	5	163
Taxable investment securities	(1,932)	1,801	(131)	(2,938)	2,593	(345)
Tax-exempt investment securities	(514)	442	(72)	951	(428)	523
Loans	14,435	(59,972)	(45,537)	25,065	4,409	29,474
Federal Home Loan Bank stock	-	171	171	-	244	244
Total interest earning assets	11,818	(57,768)	(45,950)	22,840	6,839	29,679

Interest-bearing liabilities
Interest-bearing demand deposits	30	274	304	18	(28)	(10)
Savings and money market deposits	(2,223)	(9,199)	(11,422)	807	5,459	6,266
Time deposits under $100,000	1,034	(5,866)	(4,832)	692	4,602	5,294
Time deposits $100,000 and over	259	(15,977)	(15,718)	5,693	5,061	10,754
Short-term borrowings	13,824	(8,877)	4,947	(571)	(10)	(581)
Long-term debt	2,550	(11,811)	(9,261)	2,889	3,835	6,724
Total interest-bearing liabilities	15,474	(51,456)	(35,982)	9,528	18,919	28,447

Net interest income	$(3,656)	$(6,312)	$(9,968)	$13,312	$(12,080)	$1,232

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income expressed on a taxable-equivalent basis, totaled $204.8 million in 2008, decreasing by $10.0 million, or 4.6%, from $214.8 million in 2007, which increased by $1.2 million, or 0.6%, over net interest income of $213.6 million recognized in 2006. The decrease in net interest income for 2008 was reflective of the declining interest rate environment in 2008 as the 108 bp decrease in average yields earned on our interest earning assets outpaced the 101 bp decrease in average rates paid on our interest-bearing liabilities.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 85.8%, 87.5%, and 86.4% of interest income in 2008, 2007 and 2006, respectively, as well as interest earned on investment securities, which represented 14.0%, 12.3% and 13.3% of interest income in 2008, 2007 and 2006, respectively. Interest income expressed on a taxable-equivalent basis of $306.8 million in 2008 decreased by $46.0 million, or 13.0%, from the $352.8 million earned in 2007, which increased by $29.7 million, or 9.2%, from the $323.1 million earned in 2006.

As depicted in Table 2, the decrease in interest income in 2008 is largely due to the decrease in average yields on our loan balances, which declined by 143 bp from the prior year. The decline in interest income due to rate changes is reflective of the declining interest rate environment that existed throughout most of 2008. The decrease in interest income in 2008 was also negatively impacted by the reversal of approximately $4.0 million in interest related to certain nonaccrual loans.

As depicted in Table 2, the increase in interest income in 2007 is due primarily to the increase in average loan and lease balances. Average interest earning assets of $5.0 billion in 2007 increased by $275.9 million, or 5.9%, over 2006 due largely to an increase of $331.1 million, or 9.0%, in average loans and leases as loan demand remained relatively strong through most of 2007. The average yield on interest earning assets of 7.10% in 2007 increased by 21 bp over the 2006 average yield of 6.89%, with loan and lease yields increasing by only 11 bp as variable rate loans began to reprice downward in mid-2007.

Comparing 2007 results to those of 2006, the increase in interest income can be attributed to the $331.1 million, or 9.0%, increase in average loans and leases and, to a lesser extent, the increase in average yields on interest earning assets which increased by 21 bp to 7.10% in 2007. Loan and lease growth in 2007 was reflective of strong demand that persisted through most of 2007.

Interest Expense

Interest expense, expressed on a taxable-equivalent basis, of $102.0 million in 2008 decreased by $36.0 million, or 26.1%, compared to $138.0 million in 2007, which increased by $28.4 million, or 26.0%, compared to $109.5 million in 2006.

Declines in average rates paid on interest-bearing liabilities reflect the decreasing interest rate environment experienced in 2008 and contributed to the overall reduction in interest expense during 2008. The average rate paid on interest-bearing liabilities decreased by 101 bp to 2.33% for 2008, compared to 3.34% in 2007. Decreases in average rates paid on time deposits $100,000 and over of 156 basis points, long-term debt of 136 basis points, savings and money market deposits of 85 basis points and short-term borrowings of 304 basis points were primary drivers to the overall decrease in interest expense. Partially offsetting the effects of the decrease in average rates was the increase in total interest-bearing liabilities, which increased by $255.2 million, or 6.2%, over the prior year as we sought to capitalize on attractive short-term borrowing rates that were available in 2008.

In 2007, average interest-bearing liabilities increased by $281.0 million, or 7.3%, to $4.1 billion, including increases of $230.5 million in average interest-bearing deposits and $61.2 million in average long-term debt, while average short-term borrowings decrease by $10.8 million. The average rate on interest-bearing liabilities increased by 49 bp due primarily to a 52 bp increase in rates paid on interest-bearing deposits. Competitive pricing in the Hawaii market, coupled with the migration in customer accounts from demand and savings and money market accounts to time deposits, resulted in higher funding costs in 2007.

Net Interest Margin

Our net interest margin was 4.02%, 4.33% and 4.55% in 2008, 2007 and 2006, respectively. The decline in our net interest margin in both 2008 and 2007 can be attributed to the differences in timing of rate movements in our interest earning assets and interest-bearing liabilities. In 2008, downward repricing of our variable rate loan portfolio outpaced deposit repricings. In 2007, increases in average yields on our interest earning assets fell short of increases in average rates on our interest-bearing liabilities. Our net interest margin for 2008 was also negatively impacted by the aforementioned reversal of interest related to certain nonaccrual loans.

Based on our expectation of slightly declining loan levels and interest rate movements in 2009, we anticipate moderate declines in both asset yields and deposit rates. Accordingly, we anticipate that our net interest margin will remain at current levels or decrease slightly during the coming year. Our ability to generate continued growth in loans, which typically bring higher yields than other interest earning assets, our ability to fund that asset growth with relatively low-cost core deposits and competitive pricing factors will directly impact our anticipated future net interest margins and net interest income.

Other Operating Income

Table 3 sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3.  Components of Other Operating Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Service charges on deposit accounts	$14,738	$14,167	$14,408
Other service charges and fees	14,062	13,178	12,188
Income from bank-owned life insurance	4,876	5,821	3,989
Net gain on sales of residential loans	7,717	5,389	4,863
Income from fiduciary activities	3,921	3,566	2,915
Loan placement fees	814	1,079	1,767
Fees on foreign exchange	665	721	765
Equity in earnings of unconsolidated subsidiaries	561	703	576
Investment securities gains (losses)	265	(1,715)	(1,510)
Other	7,189	2,895	3,195
Total other operating income	$54,808	$45,804	$43,156

Total other operating income as a percentage of average assets	0.97%	0.82%	0.82%

Total other operating income of $54.8 million in 2008 increased by $9.0 million, or 19.7%, over the $45.8 million earned in 2007, which increased by $2.6 million, or 6.1%, over the $43.2 million earned in 2006.

Other income increased by $4.3 million, or 148.3%, in 2008, primarily due to higher unrealized gains on outstanding interest rate locks on residential mortgage loans totaling $2.2 million and a gain related to the ineffective portion of a cash flow hedge totaling $2.0 million. Net gains on sales of residential loans increased by $2.3 million, or 43.2%, from the prior year as our Central Pacific HomeLoans subsidiary continued to experience growth in both loan originations and refinancing activity in 2008. Investment securities gains (losses) increased by $2.0 million over the prior year primarily due to a $1.7 million loss recognized in 2007 on the repositioning of our investment portfolio as we sought to reduce net interest income volatility.

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

Other Operating Expense

Table 4 sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4.  Components of Other Operating Expense

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$67,019	$62,562	$73,211
Net occupancy	12,764	10,408	9,218
Legal and professional services	12,138	9,137	8,575
Equipment	5,722	5,228	4,864
Communication expense	4,484	4,266	4,642
Computer software expense	3,446	3,360	2,818
Amortization and impairment of other intangible assets	8,412	4,992	6,120
Advertising expense	3,358	2,582	2,569
Foreclosed asset expense	7,360	-	-
Loss on sale of commercial real estate loans	1,874	-	-
Write down of assets	23,796	-	-
Other	28,170	26,021	20,146
Total other operating expense (excluding goodwill impairment)	178,543	128,556	132,163
Goodwill impairment	94,279	48,000	-
Total other operating expense	$272,822	$176,556	$132,163

Total other operating expense as a percentage of average assets	4.83%	3.17%	2.51%

Total other operating expense of $272.8 million in 2008 increased by $96.2 million, or 54.5%, from total operating expense of $176.6 million in 2007, which increased by $44.4 million, or 33.6%, compared to 2006. Excluding the $94.3 million goodwill impairment charge in 2008, total other operating expense as a percentage of average assets was 3.16% in 2008.

Included in other operating expenses for 2008 were $23.8 million of asset write downs and $7.4 million of foreclosed asset expense as the decline in the California real estate market continued to have an adverse effect on our asset quality. Other operating expenses in 2008 also included a $3.4 million non-cash mortgage servicing rights impairment charge as delinquency rate assumptions increased and prepayment speed assumptions accelerated driven by the surge in refinance activity as the Fed’s attempted to drive down mortgage rates during the latter part of 2008. The increase in salaries and employee benefits in 2008 was primarily attributable to $2.4 million of executive retirement expenses incurred during the year as well as an increase of $1.1 million in incentive compensation. In 2008, we also recognized a loss of $2.8 million resulting from a counterparty repurchase transaction with LBI.

In 2008, we experienced a six-fold increase in FDIC insurance expenses from prior year levels. For 2009, we expect FDIC premiums, which are recorded in other operating expenses, to more than double the $3.3 million in insurance expense incurred in 2008. The FDIC has raised insurance premiums to cover substantial losses incurred by its Bank Insurance Fund due to the rise in bank failures in 2008 and anticipated bank failures in future periods. FDIC insurance expenses are projected to remain high for several years.

Excluding the effects of the goodwill impairment charge recognized in 2007, other operating expenses in 2007 decreased from the prior year primarily due to the reduction of salaries and employee benefits of $10.6 million, or 14.5%, from the prior year. The decrease in salaries and employee benefits is attributed to a reduction in certain bonus and incentive compensation accruals, as well as the recognition of $2.2 million in executive retirement expenses in 2006. The decrease in salaries and employee benefits was partially offset by an increase in other expenses of $5.9 million, or 29.2%, as we increased our reserve for unfunded commitments by approximately $4.0 million in 2007 to cover credit risks primarily associated with our California residential construction loan portfolio.

A key measure of operating efficiency tracked by management is the efficiency ratio. Our efficiency ratio was 53.93% in 2008, compared to 47.80% in 2007 and 49.67% in 2006. The increase in our efficiency ratio was primarily driven by the aforementioned decrease in net interest income combined with the increase in non-interest expense as described above.

Table 5 sets forth a reconciliation of total operating expenses as a percentage of net operating revenue to our efficiency ratio for each of the dates indicated:

Table 5. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2008	2007	2006

Total operating expenses as a percentage of net operating revenue	105.18%	67.30%	51.18%
Goodwill impairment	(36.35)	(18.30)	-
Amortization and impairment of other intangible assets	(1.07)	(1.20)	(1.51)
Foreclosed asset expense	(2.84)	-	-
Loss on commercial real estate loans	(0.72)	-	-
Write down of assets	(9.17)	-	-
Loss on counterparty financing transaction	(1.10)	-	-
Efficiency ratio	53.93%	47.80%	49.67%

Income Taxes

Income tax benefit totaled $49.3 million in 2008, compared to income tax expense of $22.3 million in 2007 and $41.3 million in 2006. The effective tax rate was 26.3% in 2008, 79.4% in 2007, and 34.3% in 2006. The decrease in the 2008 effective tax rate was directly attributable to the pre-tax operating loss and the goodwill impairment charge recognized in 2008 as none of the charge was deductible for income tax purposes and was partially offset by an increase in tax credits recognized in 2008. Income tax expense in 2007 includes the effects of the settlement of a tax contingency item resulting in additional income tax expense of $2.4 million and the recording of certain income tax true-up adjustments resulting in an income tax benefit of $2.0 million, while income tax expense in 2006 includes a $1.2 million adjustment to our income tax liability relating to our accounting for the net income tax benefits from tax credits earned. We recorded net reductions in taxes of approximately $7.3 million, $2.8 million, and $3.6 million in 2008, 2007 and 2006, respectively, attributable to high-technology and energy tax credits. The state’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period. During the fourth quarter of 2008, we also recognized federal and state tax credits related to solar leases with an after-tax benefit of $4.0 million.

Financial Condition

Total assets of $5.4 billion at December 31, 2008 decreased by $248.0 million, or 4.4%, from the $5.7 billion at year-end 2007. Investment securities totaled $751.3 million, a decrease of $130.0 million, or 14.7%, and loans and leases totaled $4.0 billion, a decrease of $111.4 million, or 2.7%, from year-end 2007. Total deposits of $3.9 billion at December 31, 2008, decreased by $91.2 million, or 2.3%, from the prior year while shareholders’ equity of $526.3 million decreased by $148.1 million, or 22.0%, from the prior year.

Loan Portfolio

We focus our lending activities on commercial, commercial mortgage and construction loans to small and middle-market companies, business professionals and real estate developers. Our strategy for generating new loans relies upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

Loans and leases totaled $4.0 billion at December 31, 2008, decreasing by $111.4 million, or 2.7%, from the $4.1 billion at year-end 2007, which increased by $295.7 million, or 7.7%, over the $3.8 billion held at year-end 2006. The decrease in our loan portfolio in 2008 was representative of our concerted effort to reduce our exposure to the slumping real estate market in California. In 2008, our construction loan portfolio contracted by $97.2 million, or 8.0%, from the prior year and included the sale of certain non-performing assets with exposure to the California residential construction market. In an effort to reduce our exposure to the troubled California residential construction sector, we completed a bulk sale of loans with exposure to this sector in July 2008 for total proceeds of $44.2 million. Our consumer and commercial mortgage portfolios also contracted by $29.0 million, or 13.9%, and $25.7 million, or 2.1%, respectively, from prior year levels. Partially offsetting these decreases was the $36.0 million, or 3.5%, growth in residential mortgages as our subsidiary, Central Pacific HomeLoans, continued to gain market share in the residential mortgage market in Hawaii.

While our loan portfolio has contracted over the past year, we note that our participation in the TARP’s CPP provides us with additional resources for our lending activities to support our commercial and retail customers in Hawaii.

Table 6 sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6.  Loans by Categories

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Commercial, financial and agricultural	$384,423	$384,983	$404,259	$579,070	$554,021
Real estate:
Construction	1,124,976	1,222,214	1,139,585	677,383	361,340
Mortgage:
- residential	1,070,429	1,034,474	897,216	793,719	710,855
- commercial	1,211,896	1,237,563	1,158,755	1,269,232	1,239,242
Consumer	180,131	209,168	195,448	187,951	198,573
Leases	58,411	53,303	50,741	45,394	35,799
Total loans and leases	4,030,266	4,141,705	3,846,004	3,552,749	3,099,830
Allowance for loan and lease losses	(119,878)	(92,049)	(52,280)	(52,936)	(50,703)
Net loans	$3,910,388	$4,049,656	$3,793,724	$3,499,813	$3,049,127

Table 7 sets forth the geographic distribution of our loan portfolio and related allowance for loan and lease losses as of December 31, 2008.

Table 7. Geographic Distribution

	Hawaii	California	Washington	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$367,817	$13,869	$2,737	$384,423
Real estate:
Construction	659,143	383,096	82,737	1,124,976
Mortgage:
- residential	1,002,789	15,017	52,623	1,070,429
- commercial	819,213	380,133	12,550	1,211,896
Consumer	180,131	-	-	180,131
Leases	58,411	-	-	58,411
Total loans and leases	3,087,504	792,115	150,647	4,030,266
Allowance for loan and lease losses	(49,015)	(58,186)	(12,677)	(119,878)
Net loans and leases	$3,038,489	$733,929	$137,970	$3,910,388

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

The increase in our construction loan portfolio from 2004 through 2007 is representative of our historic focus on this segment and a real estate market that had been strong with increased development activity in all of our markets until recently. In the second half of 2007, some of our residential construction loans in California began exhibited heightened levels of risk with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors including declining real estate values. As mentioned previously, in an effort to reduce our exposure to this sector, we sold a portion of our California residential construction loan portfolio. The significant deterioration in this market persisted throughout 2008.

Construction loans tend to be larger in amount and shorter in term than conventional commercial or mortgage loans; thus a higher level of volatility in balances from year to year is expected. We anticipate future decreases in our construction loan portfolio as many projects are expected to be completed.

Real Estate—Mortgage

Table 8 sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8.  Mortgage Loan Portfolio Composition

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$896,631	39.0%	$841,095	37.0%	$703,172	34.2%	$638,720	31.0%	$590,851	30.3%
5 or more units	173,798	8.0	193,379	8.5	194,044	9.4	154,999	7.5	120,004	6.2
Commercial,
industrial and
other	1,211,896	53.0	1,237,563	54.5	1,158,755	56.4	1,269,232	61.5	1,239,242	63.5
Total	$2,282,325	100.0%	$2,272,037	100.0%	$2,055,971	100.0%	$2,062,951	100.0%	$1,950,097	100.0%

Residential

Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and typically do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.3 million, readily marketable collateral and a Hawaii residential real estate market that has been relatively stable until recently, credit losses on residential mortgages have been minimal during the past several years. However, future changes in interest rates and other market factors can impact the marketability of collateral and thus the level of credit risk inherent in the portfolio. As with all loans, managing credit risk in the residential mortgage market entails strong underwriting standards and diligent monitoring and handling of problems as they arise.

Residential mortgage loan balances as of December 31, 2008 totaled $1.1 billion, increasing by $36.0 million, or 3.5%, over the $1.0 billion at year-end 2007, which increased by $137.3 million, or 15.3%, over the $897.2 million held at year-end 2006. Residential mortgage originations remained strong throughout most of 2008 and an expected rise in refinancing activity, driven by the Fed’s actions to lower mortgage rates, fueled additional residential mortgage activity during the latter part of December 2008.

Substantially all saleable fixed-rate mortgages are sold in the secondary market. Residential mortgage loans held for sale at December 31, 2008 totaled $29.7 million, a decrease of $2.5 million, or 7.8%, from the December 31, 2007 balance of $32.2 million, which increased by $5.5 million, or 20.6%, over the December 31, 2006 balance of $26.7 million. In 2008, we also securitized certain residential mortgage loans with an outstanding principal balance of $36.5 million with a U.S. Government sponsored entity.

The projected cooling of the Hawaii residential real estate market in 2009 is expected to have a moderating effect on origination activity, while increased refinance activity is expected as mortgage rates remain near historical lows.

Commercial

Real estate mortgage loans secured by commercial properties continues to represent the single largest component of our loan portfolio. Our policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk. Operating income risk is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels. To mitigate the risks inherent in commercial mortgage lending, we strive to use dedicated, experienced commercial mortgage lenders to underwrite, monitor and service commercial mortgage loans. Nevertheless, commercial mortgage lending generated by our California offices exposes us to certain additional risks including the risk of continued economic downturn in the California market.

The commercial real estate market has not experienced quite the level of slowdown as evidenced in the U.S. residential real estate market; however, there can be no assurances that a significant slowdown will not occur in this sector. We expect loan demand to decline in 2009 as a result of changes in market conditions.

Consumer Loans

Table 9 sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9.  Consumer Loan Portfolio Composition

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$129,092	71.7%	$158,390	75.7%	$148,485	76.0%	$141,132	75.0%	$146,101	73.6%
Credit cards and other
revolving credit plans	36,445	20.2	29,259	14.0	29,932	15.3	31,308	16.7	35,245	17.7
Other	14,594	8.1	21,519	10.3	17,031	8.7	15,511	8.3	17,227	8.7
Total	$180,131	100.0%	$209,168	100.0%	$195,448	100.0%	$187,951	100.0%	$198,573	100.0%

For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this category are generally either unsecured or secured by personal assets such as automobiles. We do not have any credit card loans. The average loan size is generally small and risk is diversified among many borrowers. Our policy is to utilize credit-scoring systems for most of our consumer loans, which offer the ability to modify credit exposure based on our risk tolerance and loss experience.

Consumer loans totaled $180.1 million at December 31, 2008, decreasing by $29.0 million, or 13.9%, from 2007’s year-end balance of $209.2 million, which increased by $13.7 million, or 7.0%, compared to the $195.4 million held at year-end 2006. Automobile loans, primarily indirect dealer loans, comprised 71.7% of consumer loans outstanding. Total automobile loans of $129.1 million at year-end 2008 decreased by $29.3 million, or 18.5%, from 2007’s year-end balance of $158.4 million, which increased by $9.9 million, or 6.7%, over the $148.5 million at year-end 2006. The decrease in automobile loans is reflective of the current decline in automobile purchases experienced in Hawaii, which mirrors that experienced throughout the nation.

We have not focused significant resources on consumer lending in recent years as several large competitors have dominated the Hawaii market. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. We expect consumer lending to remain a relatively small segment of our lending business.

Interest Reserves

Our policies require interest reserves for certain loan types including:

•	Construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects; and

•	Land development loans, including loans to fund the acquisition of both raw land and entitled land being acquired for infrastructure and/or capital improvements.

The outstanding principal balance of loans with interest reserves was $629.8 million at December 31, 2008, compared to $898.6 million in the prior year while remaining interest reserves was $21.2 million at December 31, 2008 compared to $57.1 million at December 31, 2007. The decrease in principal loan balances with interest reserve and related remaining interest reserves from the prior year were primarily attributable to paydowns resulting from project completions.

Interest reserves allow the Company to advance funds to borrowers to make scheduled payments during the construction period. These advances typically are capitalized and added to the borrower’s outstanding loan balance, although we have the right to demand payment under certain circumstances. Our policy is to determine if  interest reserve amounts are appropriately included in each project’s construction budget and are adequate to cover the expected duration of the construction period.

The amount, terms, and conditions of the interest reserve are established when a loan is originated, although we have the option to demand payment if the credit profile of the borrower changes. We evaluate the viability and appropriateness of the construction project based on the project’s complexity and feasibility, the timeline, as well as the creditworthiness of the borrowers, sponsors and/or guarantors, and the value of the collateral.

In the event that unfavorable circumstances alter the original project dynamics (e.g., cost overruns, project delays, etc.), our policy is to evaluate whether or not it is appropriate to maintain interest capitalization or demand payment of interest in cash and will work with the borrower to explore various restructuring options, which may include obtaining additional equity and/or requiring additional collateral. We may also require borrowers to directly pay scheduled interest payments.

Our process for determining that construction and land development projects are moving as planned are detailed in our lending policies and guidelines. Prior to approving a loan, the Company and the borrower generally agree on a construction budget, a pro forma monthly disbursement schedule, and sales/leaseback assumptions. As each project progresses, the projections are measured against actual disbursements and sales/lease results to determine if the project is on track and performing as planned.

The specific monitoring requirements for each loan vary depending on the size and complexity of the project and the experience and financial strength of the borrower, sponsor and/or guarantor. At a minimum, to ensure that loan proceeds are properly disbursed and to assess whether it is appropriate to capitalize interest or demand cash payment of interest, our monitoring process generally includes:

•	Physical inspection of the project to ensure work has progressed to the stage for which payment is being requested; and

•	Verification that the work completed is in conformance with plans and specifications and items for which disbursement is requested are within budget.

In certain circumstances, we may decide to extend, renew, and/or restructure the terms of a construction or development loan. Reasons for the restructure can range from cost overruns to project delays and the restructuring can result in additional funds being advanced or an extension of the maturity date of the loan. Prior to the loan being restructured, our policy is to perform a detailed analysis to ensure that the economics of the project remain feasible and that the risks to the Company are within acceptable lending guidelines.

Concentrations of Credit Risk

As of December 31, 2008, approximately 85% of loans outstanding were real estate related loans, including construction loans, residential mortgage loans and commercial mortgage loans. The real estate market tends to closely follow broader economic trends and during periods of economic strength, the real estate market and the real estate industry typically perform well. During periods of economic weakness, this market often slows down. In 2008, the credit crisis in the financial markets and other economic conditions had a significant and immediate impact on the real estate industry. Accordingly, as we have experienced beginning in the second half of 2007, the concentration of lending in the real estate industry led to adverse portfolio performance, namely delinquencies and loan charge-offs. Our loan portfolio will continue to be adversely affected should the real estate market continue to decline.

Most of our loans are made to companies and individuals with headquarters in or residing in the states of Hawaii, California and Washington. Consistent with our focus of being a Hawaii-based bank, 76% of our loan portfolio was concentrated in the Hawaii market, while 20% was concentrated in California and the remaining 4% in Washington. As a result of the deteriorated market conditions in the California real estate market, we anticipate that all new loan originations will come from the Hawaii market in 2009.

To manage risks associated with industry and geographic concentrations, our policy is to continuously monitor our portfolio to avoid any undue concentrations. Additionally, we employ loan officers with established client relationships, similar lending philosophies and demonstrated expertise in their respective markets. Our foreign credit exposure as of December 31, 2008 did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 10 sets forth the maturity distribution of the loan portfolio at December 31, 2008. Table 11 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 10.  Maturity Distribution of Commercial and Construction Loans

	Maturing
	One year	Over one through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$151,074	$144,832	$88,517	$384,423
Real estate - construction	878,972	231,435	14,569	1,124,976
Total	$1,030,046	$376,267	$103,086	$1,509,399

At year-end 2008, 68.2% of our commercial and construction loans had maturities of one year or less, increasing from the prior year’s proportion of 64.9%. Meanwhile, loans in the one-through-five-years category decreased from 28.0% at year-end 2007 to 24.9% at year-end 2008, and loans in the greater-than-five-years category decreased from 7.1% to 6.8%. The change in maturities reflects our concentration in construction lending, which generally entails shorter terms than traditional commercial loans.

Table 11.  Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through	Over five
	five years	years	Total
	(Dollars in thousands)

With fixed interest rates	$69,137	$16,007	$85,144
With variable interest rates	307,130	87,078	394,208
Total	$376,267	$103,085	$479,352

Of the loans with maturities in excess of one year at year-end 2008, 17.8% had fixed interest rates, while 82.2% had variable rates, which compares to 12.7% and 87.3%, respectively, at year-end 2007. The change in mix of fixed and variable rate loans in 2008 is reflective of current maturities in our construction loan portfolio.

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

Table 12 sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 12. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Average amount of loans outstanding	$4,209,045	$4,021,094	$3,689,979	$3,301,277	$1,986,872

Allowance for loan and lease losses:
Balance at beginning of year	$92,049	$52,280	$52,936	$50,703	$24,774

Charge-offs:
Commercial, financial and agricultural	2,097	5,836	2,103	2,049	467
Real estate - construction	139,557	6,433	-	-	-
Real estate - mortgage - residential	383	379	-	74	225
Real estate - mortgage - commercial	-	-	-	-	-
Consumer	3,518	3,544	4,148	4,057	2,239
Leases	131	-	19	28	-
Total	145,686	16,192	6,270	6,208	2,931

Recoveries:
Commercial, financial and agricultural	295	876	2,134	1,633	661
Real estate - construction	40	7	-	-	-
Real estate - mortgage - residential	103	232	92	621	346
Real estate - mortgage - commercial	12	12	13	544	39
Consumer	1,397	1,831	2,017	1,715	708
Leases	-	2	8	11	-
Total	1,847	2,960	4,264	4,524	1,754
Net loans charged off	143,839	13,232	2,006	1,684	1,177

Provision charged to operations	171,668	53,001	1,350	3,917	2,083

Allowance acquired in merger	-	-	-	-	25,023

Balance at end of year	$119,878	$92,049	$52,280	$52,936	$50,703

Ratios:
Allowance for loan and lease losses to loans
and leases outstanding at end of year	2.97%	2.22%	1.36%	1.49%	1.64%

Net loans charged off during year to average
loans and leases outstanding during year	3.42%	0.33%	0.05%	0.05%	0.06%

Our Allowance at December 31, 2008 totaled $119.9 million, an increase of $27.8 million, or 30.2%, from year-end 2007. When expressed as a percentage of total loans, our Allowance was 2.97% at December 31, 2008 compared to 2.22% at year-end 2007. The increase in our Allowance was a result of the $171.7 million Provision recognized in 2008, partially offset by $143.8 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the California residential construction market. Net loan charge-offs for 2008 included charge-offs for loans transferred to held for sale of $81.1 million. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance. Given the uncertainty in the current economic environment, the increase in our Allowance was deemed appropriate in light of the downward risk rating migration in parts of our loan portfolio and the reduced value of the collateral supporting our impaired commercial and residential construction loans. To mitigate our exposure to the uncertain economic environment and unprecedented nature of the events in the credit and real estate markets, we have increased our efforts in monitoring and analyzing our Allowance.

The increase in total nonaccrual and impaired loans, combined with reduced collateral values and increases in our loan loss factors, have contributed to the increased Provision recognized during 2008. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present. Risk volatility in our loan portfolio has been increasing, resulting in higher risk rating adjustment activity in recent quarters. During the first half of 2008, rapid risk rating migration occurred within our mainland residential tract development portfolio and began to spill over into portions of our mainland commercial construction portfolio and a few of our Hawaii residential construction borrowers as the economic downturn continued and real estate values dropped. Recent events within the financial markets, retrenching consumer confidence, rising inflation and slow to negative job growth, have resulted in heightened risk within the various components of our loan portfolio.

Table 13 sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management’s risk assessment and estimated loss rate. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but may not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

Table 13. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
	for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
	and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)
Commercial, financial
and agricultural	$11,100	9.5%	$5,100	9.3%	$8,100	10.6%	$16,000	16.3%	$17,400	17.9%
Real estate:
Construction	71,800	27.9	60,800	29.5	19,400	29.6	8,400	19.1	3,400	11.7
Mortgage:
Residential	6,600	26.6	6,600	25.0	5,600	23.3	2,800	22.3	2,100	22.9
Commercial	19,100	30.1	10,500	29.8	9,600	30.1	16,600	35.7	15,200	39.9
Consumer	3,900	4.5	4,300	5.1	4,100	5.1	3,700	5.3	3,500	7.6
Leases	1,300	1.4	700	1.3	500	1.3	200	1.3	-	-
Unallocated	6,078	-	4,049	-	4,980	-	5,236	-	9,103	-
Total	$119,878	100.0%	$92,049	100.0%	$52,280	100.0%	$52,936	100.0%	$50,703	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2008 was consistent with that applied in 2007, although increased in portions of our portfolio in light of increased losses and the challenging economic conditions referred to previously.

The Allowance allocated to commercial loans at year-end 2008 totaled $11.1 million, or 2.9%, of total commercial loans, compared to $5.1 million, or 1.3%, of total commercial loans as of year-end 2007. The increase in the allocated Allowance for commercial loans is reflective of the rise in criticized commercial loans during the year, which contributed to $4.5 million of the current year increase.

The Allowance allocated to construction loans totaled $71.8 million, or 6.4%, of construction loans at year-end 2008, compared to $60.8 million, or 5.0%, of construction loans outstanding at year-end 2007. The increase in the amount of Allowance allocated to construction loans is primarily a result of the continued deterioration of the California residential construction market, and to a lesser extent, preliminary signs of weakness in our California commercial construction and Hawaii residential construction portfolios. Construction loans in general have a higher level of inherent risk as compared to other types of loans.

The Allowance allocated to residential mortgage loans remained unchanged at $6.6 million, or 0.6%, of related loans at year-end 2008. The relatively low level of Allowance allocated to our residential mortgage loan portfolio reflects the strength in our residential mortgage portfolio as historical losses in this portfolio have been minimal.

Commercial mortgage loans were allocated an Allowance of $19.1 million, or 1.6%, of those loans at year-end 2008, increasing from $10.5 million, or 0.8%, of commercial mortgage loans at year-end 2007. The rise in criticized loan balances during the year, were the result of an overall weakening in the real estate sector and contributed to $9.4 million of the increase in the allocated Allowance in 2008.

The allocated Allowance for consumer loans at year-end 2008 decreased to $3.9 million from $4.3 million in the prior year, however, the assigned Allowance as a percentage of the total consumer loan portfolio remained relatively consistent at 2.2%.

We also allocated Allowance for leases of $1.3 million, or 2.2%, of total leases compared to $0.7 million, or 1.3%, of total leases as of year-end 2007.

The unallocated portion of the Allowance increased to $6.1 million as of year-end 2008, compared to $4.0 million in 2007. Despite the fact that more known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance, we believe the increase in the unallocated portion of the Allowance was appropriate due to the overall volatility of present and future economic conditions and the inherent uncertainty of the estimates and assumptions incorporated into our assessments of the likelihood and magnitude of potential losses.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

Table 14 sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 14. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$1,426	$231	$3,934	$2,333	$3,713
Real estate:
Construction	119,178	61,017	-	-	126
Mortgage:
- residential	6,162	-	5,024	5,995	1,529
- commercial	5,462	293	-	4,223	4,922
Leases	335	-	-	-	-
Total nonaccrual loans	132,563	61,541	8,958	12,551	10,290
Other real estate	11,220	-	-	-	580
Total nonperforming assets	143,783	61,541	8,958	12,551	10,870

Accruing loans delinquent for 90 days or more
Commercial, financial & agricultural	-	18	88	99	23
Mortgage:
- residential	582	586	364	297	49
- commercial	-	-	-	7,081	-
Consumer	488	299	457	427	321
Leases	-	-	-	2	-
Total accruing loans delinquent for 90 days or more	1,070	903	909	7,906	393

Restructured loans still accruing interest
Commercial, financial & agricultural	-	-	-	285	273
Real estate:
Mortgage:
- commercial	-	-	-	418	428
Total restructured loans still accruing interest	-	-	-	703	701

Total nonperforming assets, accruing loans delinquent
for 90 days or more and restructured loans still
accruing interest	$144,853	$62,444	$9,867	$21,160	$11,964

Total nonperforming assets as a percentage of loans
and leases, loans held for sale and other real estate	3.52%	1.47%	0.23%	0.35%	0.35%

Total nonperforming assets and accruing loans delinquent
for 90 days or more as a percentage of loans and
leases, loans held for sale and other real estate	3.55%	1.49%	0.25%	0.57%	0.36%

Total nonperforming assets, accruing loans delinquent for
90 days or more and restructured loans still accruing
interest as a percentage of loans and leases, loans held
for sale and other real estate	3.55%	1.49%	0.25%	0.59%	0.38%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $143.8 million at December 31, 2008, compared to $61.5 million at year-end 2007. Nonperforming assets at December 31, 2008 were comprised of $120.9 million in nonaccrual loans, $11.7 million in nonperforming loans classified as held for sale and $11.2 million in other real estate.

The increase in nonperforming assets during 2008 was primarily attributable to the troubled California residential construction market, as $206.6 million of California residential construction loans were placed on nonaccrual status during the year, of which, $10.5 million were classified as held for sale at December 31, 2008. In addition, $62.1 million of California commercial real estate and construction loans, $21.8 million in Hawaii residential construction loans, $7.0 million of Hawaii residential mortgage loans and $6.0 million of Hawaii commercial mortgage loans were also placed on nonaccrual status during 2008.

Offsetting the increase in nonperforming assets were charge-offs of California residential construction loans totaling $124.0 million and California commercial real estate and construction loans totaling $6.2 million, and write-downs of California residential construction loans classified as held for sale of $23.8 million and California other real estate owned of $7.2 million.  In addition, during 2008, we had loan sales of $45.5 million, $2.0 million, $1.5 million and $0.9 million in California residential construction loans, a foreclosed California residential construction property, a Washington residential construction loan and a Washington commercial construction loan, respectively. Given the current depressed nature of the real estate market in California, our options with respect to minimizing our exposure to non-performing assets in California are limited.

Included in non-performing assets at December 31, 2008 were three residential mortgage loans, one residential construction loan and one commercial real estate loan to two Hawaii borrowers which were restructured. The principal balance and accrued interest of these restructured loans were $10.7 million and $0.2 million, respectively, and were matured and/or in default at the time of restructure. In exchange for a payoff amount of $10.9 million and additional collateral of $3.1 million, we granted the borrowers a forbearance period until January 31, 2009 and agreed to waive all late fees and attorneys’ fees and costs, as well as accrued interest from August 1, 2008 to the payoff date.  The borrowers did not payoff the loans by January 31, 2009, thus, the forbearance agreement expired. We have no commitments to lend additional funds to these borrowers.

Accruing loans delinquent for 90 days or more at year-end 2008 totaled $1.1 million, increasing by $0.2 million, or 18.5%, over the prior year. The accruing loans delinquent for 90 days or more at year-end 2008 represented small loans primarily less than $100,000 each in various stages of collection. Accounting policies related to nonperforming assets are discussed in Note 1 to the Consolidated Financial Statements.

Investment Portfolio

Table 15 sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 15. Distribution of Investment Securities

	December 31,
	2008		2007		2006
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Treasury and other U.S.
government agencies	$-	$99,929	$26,844	$80,102	$26,811	$98,000
States and political subdivisions	1,984	124,390	9,643	148,138	15,259	145,682
U.S. Government sponsored entities
mortgage-backed securities	6,713	411,308	9,637	483,427	13,125	450,938
Privately-issued mortgage-
backed securities	-	106,091	-	122,733	-	137,718
Other	-	882	-	730	10,009	816
Total	$8,697	$742,600	$46,124	$835,130	$65,204	$833,154

Investment securities totaled $751.3 million at December 31, 2008, decreasing by $130.0 million, or 14.7%, from the $881.3 million held at December 31, 2007, which decreased by $17.1 million, or 1.9%, from the $898.4 million at year-end 2006. The decrease in 2008 reflects the utilization of cash flows from our investment securities portfolio to maximize the bank’s net interest margin by reallocating lower yielding investment securities to higher yielding loans.

Certain available for sale securities totaling $27.8 million were pledged as collateral under a $25.0 million collateralized borrowing with LBI. The borrowing, in the form of a repurchase agreement, was terminated as LBI filed for bankruptcy in September 2008 and was subsequently placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding. The filing of the SIPC liquidation proceeding was considered an event of default under the repurchase agreement and we subsequently recognized a loss of $2.8 million in 2008. Although we intend to pursue full recovery of the pledged collateral, there can be no assurances that the final settlement of this transaction will result in any recovery of the collateral or any claim we may have against LBI.

In 2007, we repositioned our investment portfolio to reduce our net interest income volatility, as well as increase our prospective earnings and net interest margin. We sold $119.0 million in available-for-sale investment securities with an average yield of 3.98% and a weighted average life of 1.3 years and reinvested the proceeds in a similar amount of new investment securities with an average yield of 5.43% and a weighted average life of 4.2 years. An after-tax loss of $1.0 million was recognized on the investment sale.

Maturity Distribution of Investment Portfolio

Table 16 sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2008.

Table 16. Maturity Distribution of Investment Portfolio

	Carrying	Weighted
Portfolio Type and Maturity Grouping	value	average yield (1)
	(Dollar in thousands)
Held-to-maturity portfolio:
States and political subdivisions:
Within one year	$920	6.35%
After one but within five years	1,064	6.40
After five but within ten years	-	-
After ten years	-	-
Total States and political subdivisions	1,984	6.38
U.S. Government sponsored entities mortgage-backed securities:
Within one year	-	-
After one but within five years	6,608	4.16
After five but within ten years	-	-
After ten years	105	7.19
Total U.S. Government sponsored entities mortgage-backed securities	6,713	4.21
Total held-to-maturity portfolio	$8,697	4.70%

Available-for-sale portfolio:
U.S. Treasury and other U.S. Government agencies:
Within one year	$-	-%
After one but within five years	60,943	5.56
After five but within ten years	38,986	4.51
After ten years	-	-
Total U.S. Treasury and other U.S. Government agencies	99,929	5.15
States and political subdivisions:
Within one year	3,873	5.41
After one but within five years	11,668	5.65
After five but within ten years	66,093	5.81
After ten years	42,756	6.03
Total States and political subdivisions	124,390	5.86
U.S. Government sponsored entities mortgage-backed securities:
Within one year	5	6.62
After one but within five years	34,209	3.69
After five but within ten years	36,700	4.21
After ten years	340,394	5.40
Total U.S. Government sponsored entities mortgage-backed securities	411,308	5.15
Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	106,973	5.49
Total Other	106,973	5.49
Total available-for-sale portfolio	$742,600	5.32%

Total investment securities	$751,297	5.31%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2008, the weighted average yield of the investment portfolio increased by 14 bp to 5.31% from the prior year. The increase in yield reflects the effects of the prior year’s investment portfolio repositioning.

Deposits

Our ability to raise low-cost funds is a principal contributor to our ability to operate profitably and the primary source of our funding is deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing quality customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

During 2008, our total deposits of $3.9 billion decreased by $91.2 million, or 2.3%, from total deposits of $4.0 billion at December 31, 2007, which increased by $158.2 million, or 4.1%, over the year-end 2006 balance of $3.8 billion. The decrease in deposits in 2008 was primarily attributable to the softening economy in Hawaii, specifically, the slowing of Hawaii’s real estate market which contributed to a decrease in our escrow deposits. In addition, some foreign customers moved their deposits overseas due to concerns about the overall U.S. economy and financial markets.

Noninterest-bearing demand deposits of $627.1 million at year-end 2008 decreased by $37.9 million, or 5.7%, from 2007’s year-end balance of $665.0 million, which increased by $4.0 million, or 0.6%, from the $661.0 million held at year-end 2006. Interest-bearing deposits at December 31, 2008 of $3.3 billion decreased by $53.2 million, or 1.6%, from year-end 2007, which increased by $154.2 million, or 4.8%, compared to year-end 2006. Time deposits increased by 3.3% in 2008 from the prior year as depositors sought the higher returns offered on our time deposit products. Offsetting the decreases in 2008 described above; government, CDARS and brokered deposits increased by $136.8 million, or 38.6%, in 2008 from the prior year.

During 2008, we introduced several new products including our Super Savings account for personal and business customers and our Business Money Market Savings account. Our Super Savings account was introduced in December of 2008 and allows our customers to earn time deposit-like rates, if certain requirements are met, while allowing them the flexibility of a savings account. At December 31, 2008, deposits under our Super Savings account totaled $72.0 million. Our Business Money Market Savings account was introduced in September of 2008 and allows our business customers to earn interest based on varying rate tiers to maximize interest earning power while allowing account flexibility. At December 31, 2008, deposits under our Business Money Market Savings account were $20.3 million. Despite the introduction of these new accounts and our marketing campaigns, total core deposits (noninterest-bearing demand, interest-bearing demand and savings and time deposits under $100,000) decreased by $27.9 million, or 1.0%, during 2008, while the ratio of core deposits to total deposits increased to 71.7% at year-end 2008 from 70.8% at year-end 2007. The decrease in core deposits and the increase in time deposits reflect customers’ reallocation of idle funds into higher-yielding alternative investment products and have resulted in our increased use of non-core funding sources including, but not limited to, borrowings from the FHLB-Seattle, the Federal Reserve discount window and brokered certificates of deposit. We expect to continue our deposit growth strategy in 2009, focusing primarily on core deposits, through competitive pricing and more aggressive marketing and customer calling campaigns.

Table 17 sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 132 bp in 2008, while savings and money market deposit rates decreased by 85 bp. The average rate paid on all deposits in 2008 decreased to 1.63% from 2.43% in 2007 and 1.95% in 2006. The drop in average rates paid in 2008 was attributable to the declining interest rate environment in which we, as well as other financial institutions throughout the country, operated in during 2008. The increase in average rates paid in 2007 was attributable to strong competition for core deposits from other Hawaii financial institutions as well as from internet-based and other financial services companies located outside of Hawaii.

We expect overall deposit rates to decrease in 2009 in response to recent rate cuts by the Fed. The magnitude of rate movements in our deposit base will depend in large part on competitive pricing considerations and the level of deposit growth needed to support our lending activities.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$592,697	-%	$594,361	-%	$628,736	-%
Interest-bearing demand deposits	463,776	0.19	440,537	0.13	426,828	0.13
Savings and money market deposits	1,094,690	1.14	1,206,392	1.99	1,153,651	1.53
Time deposits	1,663,646	2.94	1,630,916	4.26	1,466,848	3.64
Total	$3,814,809	1.63%	$3,872,206	2.43%	$3,676,063	1.95%

Contractual Obligations

Table 18 sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2008.

Table 18. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$279,450	$-	$-	$-	$279,450
Long-term debt	91,394	222,680	219,793	115,390	649,257
Pension plan obligations	4,743	4,910	4,819	23,892	38,364
Operating leases	8,200	13,528	10,301	33,427	65,456
Purchase obligations	6,397	4,714	1,979	507	13,597
Total	$390,184	$245,832	$236,892	$173,216	$1,046,124

Components of short-term borrowings and long-term debt are discussed in Notes 12 and 13, respectively, to the Consolidated Financial Statements. Operating leases represent leases on bank premises as discussed in Note 18 to the Consolidated Financial Statements. Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan liabilities include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 16 to the Consolidated Financial Statements. In addition to the amounts shown in the table above, $3.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest of $0.7 million at December 31, 2008. There were no penalties accrued relating to these unrecognized tax benefits at December 31, 2008.

Capital Resources

Shareholders’ equity totaled $526.3 million at December 31, 2008, a decrease of $148.1 million, or 22.0%, from the $674.4 million balance at year-end 2007, which decreased by $63.7 million, or 8.6%, from year-end 2006. When expressed as a percentage of total assets, shareholders’ equity decreased to 9.7% at December 31, 2008, from 11.9% at December 31, 2007 and 13.5% at December 31, 2006.

Book value per share was $18.32, $23.45 and $24.04 at year-end 2008, 2007 and 2006, respectively. The decrease in 2008 was attributable to the net loss recognized in 2008 resulting from the aforementioned increase in provision for loan and lease losses and the goodwill impairment charge associated with our Commercial Real Estate reporting segment.

The tangible equity ratio and tangible book value per share, which excludes the impact of goodwill and intangible assets, was 6.59% and $12.04, respectively, at year-end 2008, as compared to 7.40% and $13.90, respectively, at year-end 2007.

Dividends declared in 2008 totaled $0.70 per share, or $20.1 million, compared to $0.98 per share, or $29.6 million, in 2007 and $0.88 per share, or $26.9 million, in 2006. The dividend payout ratio (dividends declared per share divided by basic earnings (loss) per share) was (14.49)%, 515.79% and 33.85% for 2008, 2007 and 2006, respectively. During the first and second quarters of 2008, we declared and paid cash dividends of $0.25 per common share. During the third and fourth quarters of 2008, we declared and paid cash dividends of $0.10 per common share. On January 29, 2009, our Board of Director’s elected to suspend the payment of cash dividends starting in the first quarter of 2009. The reduction in our quarterly dividend during the second half of 2008 and suspension of our cash dividend starting in the first quarter of 2009 reflects our decision to preserve and build capital during these uncertain and challenging economic times. As the economic environment stabilizes and our operating performance improves, we will reassess our capital levels and the payment of future cash dividends.

The objective of our capital policy is to maintain a level of capital that will support future growth opportunities and ensure that regulatory guidelines and industry standards are met. For a discussion regarding the FRB and FDIC regulations relating to capital adequacy, see “BUSINESS—Supervision and Regulation—Capital Standards” in Part I, Item 1 of this Annual Report on Form 10-K. Our capital ratios, including those of our subsidiary bank, as of December 31, 2008 and 2007 are discussed in Note 27 to the Consolidated Financial Statements. Capital levels at December 31, 2008 exceeded all minimum regulatory requirements.

CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V collectively issued $105.0 million in floating-rate securities. All five trusts are wholly owned subsidiaries of our holding company. The securities are reported as long-term debt on the balance sheet and terms of the securities issued are described in greater detail in Note 13 to the Consolidated Financial Statements. The FRB has determined that certain cumulative preferred securities, such as the securities described above, qualify as minority interest and may be included in Tier 1 capital, up to certain limits.

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

Table 19 sets forth information regarding our interest rate sensitivity gap at December 31, 2008. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 19. Rate Sensitivity of Assets, Liabilities and Shareholders’ Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$475	$-	$-	$-	$-	$-	$475
Investment securities	86,098	53,543	129,779	238,137	241,831	1,909	751,297
Loans held for sale	40,108	-	-	-	-	-	40,108
Loans	1,897,764	249,115	313,597	759,545	729,361	80,884	4,030,266
Federal Home Loan Bank stock	-	-	-	-	-	48,797	48,797
Other assets	-	-	-	-	-	561,418	561,418
Total assets	$2,024,445	$302,658	$443,376	$997,682	$971,192	$693,008	$5,432,361

Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$627,094	$627,094
Interest-bearing deposits	2,305,271	371,440	538,597	61,078	8,086	-	3,284,472
Short-term borrowings	278,450	-	1,000	-	-	-	279,450
Long-term debt	159,273	15,274	50,561	197,391	226,758	-	649,257
Other liabilities	-	-	-	-	-	65,797	65,797
Shareholders' equity	-	-	-	-	-	526,291	526,291
Total liabilities and shareholders' equity	$2,742,994	$386,714	$590,158	$258,469	$234,844	$1,219,182	$5,432,361

Interest rate sensitivity gap	$(718,549)	$(84,056)	$(146,782)	$739,213	$736,348	$(526,174)	$-

Cumulative interest rate sensitivity gap	$(718,549)	$(802,605)	$(949,387)	$(210,174)	$526,174	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2008, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200 bp	(3.06)%
−100 bp	(4.20)%

Table 20. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$475	$-	$-	$-	$-	$-	$475	$475
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate investments	$263,123	$154,129	$84,009	$74,846	$55,389	$110,490	$741,986	$742,488
Weighted average interest rates	4.55%	4.97%	5.07%	5.16%	4.72%	5.00%	4.84%

Variable rate investments	$203	$239	$249	$259	$267	$6,988	$8,205	$7,989
Weighted average interest rates	1.83%	0.67%	1.96%	3.01%	2.35%	1.68%	1.73%

Equity investments	$-	$-	$-	$-	$-	$1,106	$1,106	$882
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$431,896	$199,943	$137,466	$145,136	$104,301	$309,542	$1,328,284	$1,305,787
Weighted average interest rates	5.16%	6.67%	6.51%	6.50%	6.12%	5.86%	5.91%

Variable rate loans	$1,443,959	$450,880	$185,016	$161,489	$114,150	$266,718	$2,622,212	$2,645,840
Weighted average interest rates	5.07%	4.86%	5.97%	6.16%	6.06%	5.68%	5.27%

Federal Home Loan Bank stock	$-	$-	$-	$-	$-	$48,797	$48,797	$48,797
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total - December 31, 2008	$2,139,656	$805,191	$406,740	$381,730	$274,107	$743,641	$4,751,065	$4,752,258
Total - December 31, 2007	$2,436,405	$855,212	$506,229	$296,307	$287,819	$730,397	$5,112,369	$5,029,789

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,530,150	$-	$-	$-	$-	$-	$1,530,150	$1,530,150
Weighted average interest rates	1.31%	0.00%	0.00%	0.00%	0.00%	0.00%	1.31%

Time deposits	$1,684,128	$55,016	$7,092	$6,452	$1,626	$8	$1,754,322	$1,763,388
Weighted average interest rates	2.64%	3.15%	2.55%	3.77%	2.21%	3.15%	2.66%

Short-term borrowings	$279,450	$-	$-	$-	$-	$-	$279,450	$279,452
Weighted average interest rates	0.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.50%

Long-term debt	$91,393	$141,353	$81,327	$201,227	$18,566	$115,391	$649,257	$593,492
Weighted average interest rates	3.92%	3.75%	4.20%	4.46%	4.81%	4.62%	4.24%

Total - December 31, 2008	$3,585,121	$196,369	$88,419	$207,679	$20,192	$115,399	$4,213,179	$4,166,482
Total - December 31, 2007	$3,551,174	$168,251	$154,258	$54,597	$207,473	$133,951	$4,269,704	$4,251,065

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

Table 20 presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. See Note 24 to the Consolidated Financial Statements for a discussion of the calculation of fair values.

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

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a steady source of funds during the past three years. Cash provided by operating activities totaled $274.0 million in 2008, $80.0 million in 2007 and $117.8 million in 2006. The primary source of cash provided by operating activities continues to be our net income, excluding non-cash items.

Investing activities have resulted in a use of cash in each of the last three years. Net cash used in investing activities totaled $158.1 million in 2008, $323.3 million in 2007 and $315.5 million in 2006. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2008, net loan originations accounted for $395.1 million of cash used, compared to $294.6 million in 2007 and $294.0 million in 2006. Net proceeds from sales and maturities of investment securities totaled $113.5 million in 2008 and $27.8 million in 2007 compared to net purchases of investment securities of $23.1 million in 2006. Investing activities in 2008 includes proceeds from sales of loans originated for investment, securitized residential mortgage loans and other real estate owned of $112.9 million, $20.8 million and $2.0 million, respectively. Investing activities in 2007 and 2006 also included purchases of bank-owned life insurance policies totaling $25.0 million and $30.0 million, respectively.

Cash used in financing activities totaled $90.3 million in 2008, compared to cash provided by financing activities of $189.8 million in 2007 and $168.7 million in 2006. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit contraction in 2008 resulted in cash outflows of $91.2 million, compared to net deposit growth in 2007 and 2006, resulting in cash inflows of $158.2 million and $202.2 million, respectively. Cash flows from the issuance of long-term debt, net of repayments thereon, totaled $241.3 million of cash outflows in 2008 compared to $176.6 million of cash inflows in 2007 and $7.8 million of cash outflows in 2006. The net increase in short-term borrowings in 2008 also resulted in cash inflows of $263.5 million. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily dividends and the issuance or repurchase of common stock, required cash outflows of $21.3 million, $81.8 million and $22.3 million in 2008, 2007 and 2006, respectively.

For the holding company on a stand-alone basis, the primary uses of funds in 2008 included dividend payments totaling $20.1 million and share repurchases totaling $1.8 million. The primary source of funds in 2008 was dividends received from Central Pacific Bank.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost of funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB-Seattle, secured repurchase agreements, federal funds borrowings, brokered certificates of deposit and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, the access to these sources may not be guaranteed due to the current volatile market conditions.

The bank is a member of and maintained a $1.3 billion line of credit with the FHLB as of December 31, 2008. Long-term borrowings under this arrangement totaled $541.0 million and $782.8 million at December 31, 2008 and 2007, respectively, and there were no short-term borrowings at the end of either period. At December 31, 2008, approximately $752.2 million remained available for future borrowings and the FHLB has the right to suspend future advances. See Note 13 in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term borrowings.

The bank also maintained a $614.2 million line of credit with the Federal Reserve discount window as of December 31, 2008. Short-term borrowings under this arrangement totaled $276.0 million at December 31, 2008, compared to none at December 31, 2007. There were no long-term borrowings at December 31, 2008 and 2007. Approximately $338.2 million remained available for future borrowings at December 31, 2008. See Note 12 in the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Proceeds from our sale of preferred stock under the TARP CPP of $135.0 million in January 2009 provide us with additional resources for our lending activities and proceeds from common stock offerings may also provide another source of funds as it has done in the past. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Over the past year, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued throughout 2008 making it significantly more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 23 to the Consolidated Financial Statements. In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

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

Quantitative and qualitative disclosures about market risk is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk” in Part II, Item 7 of this Annual Report on Form 10-K and in Note 24 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 157, Fair Value Measurements, in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 27, 2009

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$107,270	$79,088
Interest-bearing deposits in other banks	475	241
Federal funds sold	-	2,800
Investment securities:
Held to maturity, at amortized cost (fair value of $8,759 at December 31, 2008
and $46,077 at December 31, 2007)	8,697	46,124
Available for sale, at fair value	742,600	835,130
Total investment securities	751,297	881,254

Loans held for sale	40,108	37,572
Loans and leases	4,030,266	4,141,705
Allowance for loan and lease losses	(119,878)	(92,049)
Net loans and leases	3,910,388	4,049,656

Premises and equipment	81,059	82,841
Accrued interest receivable	20,079	26,041
Investment in unconsolidated subsidiaries	15,465	17,404
Other real estate	11,220	-
Goodwill	152,689	244,702
Other intangible assets	39,783	39,972
Bank-owned life insurance	135,371	131,454
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	42,400	1,488
Other assets	75,960	37,076
Total assets	$5,432,361	$5,680,386

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$627,094	$665,034
Interest-bearing demand	472,269	461,175
Savings and money market	1,057,881	1,178,855
Time	1,754,322	1,697,655
Total deposits	3,911,566	4,002,719

Short-term borrowings	279,450	16,000
Long-term debt	649,257	916,019
Minority interest	10,049	13,104
Other liabilities	55,748	58,141
Total liabilities	4,906,070	5,005,983

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
28,732,259 shares at December 31, 2008 and 28,756,647 shares at December 31, 2007	403,176	403,304
Surplus	55,963	54,669
Retained earnings	63,762	222,644
Accumulated other comprehensive income (loss)	3,390	(6,214)
Total shareholders' equity	526,291	674,403
Total liabilities and shareholders' equity	$5,432,361	$5,680,386

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$263,183	$308,720	$279,246
Interest and dividends on investment securities:
Taxable interest	34,793	34,721	34,775
Tax-exempt interest	5,373	5,420	5,080
Dividends	44	247	538
Interest on deposits in other banks	12	170	550
Interest on Federal funds sold and securities purchased under agreements to resell	83	306	143
Dividends on Federal Home Loan Bank stock	464	293	49
Total interest income	303,952	349,877	320,381

Interest expense:
Interest on deposits:
Demand	860	556	566
Savings and money market	12,528	23,950	17,684
Time	48,917	69,467	53,419
Interest on short-term borrowings	6,563	1,616	2,197
Interest on long-term debt	33,129	42,390	35,666
Total interest expense	101,997	137,979	109,532

Net interest income	201,955	211,898	210,849
Provision for loan and lease losses	171,668	53,001	1,350
Net interest income after provision for loan and lease losses	30,287	158,897	209,499

Other operating income:
Service charges on deposit accounts	14,738	14,167	14,408
Other service charges and fees	14,062	13,178	12,188
Income from bank-owned life insurance	4,876	5,821	3,989
Net gain on sales of residential loans	7,717	5,389	4,863
Income from fiduciary activities	3,921	3,566	2,915
Loan placement fees	814	1,079	1,767
Fees on foreign exchange	665	721	765
Equity in earnings of unconsolidated subsidiaries	561	703	576
Investment securities gains (losses)	265	(1,715)	(1,510)
Other	7,189	2,895	3,195
Total other operating income	54,808	45,804	43,156

Other operating expense:
Salaries and employee benefits	67,019	62,562	73,211
Goodwill impairment	94,279	48,000	-
Net occupancy	12,764	10,408	9,218
Legal and professional services	12,138	9,137	8,575
Equipment	5,722	5,228	4,864
Communication expense	4,484	4,266	4,642
Computer software expense	3,446	3,360	2,818
Amortization and impairment of other intangible assets	8,412	4,992	6,120
Advertising expense	3,358	2,582	2,569
Foreclosed asset expense	7,360	-	-
Loss on sale of commercial real estate loans	1,874	-	-
Write down of assets	23,796	-	-
Other	28,170	26,021	20,146
Total other operating expense	272,822	176,556	132,163

Income (loss) before income taxes	(187,727)	28,145	120,492
Income taxes (benefit)	(49,313)	22,339	41,312

Net income (loss)	$(138,414)	$5,806	$79,180

Per share data:
Basic earnings (loss) per share	$(4.83)	$0.19	$2.60
Diluted earnings (loss) per share	(4.83)	0.19	2.57
Cash dividends declared	0.70	0.98	0.88

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 & 2006

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Income (Loss)	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2005	$428,012	$46,432	$218,341	$(612)	$(15,939)	$676,234

Components of comprehensive income:
Net income	-	-	79,180	-	-	79,180
Net change in unrealized gain (loss) on investment
securities, net of taxes of $137	-	-	-	-	258	258
Minimum pension liability adjustment, net of taxes of $556	-	-	-	-	883	883
Comprehensive income						80,321
Adjustment to initially apply SFAS No. 158, net of taxes $(231)	-	-	-	-	(347)	(347)
Cash dividends ($0.88 per share)	-	-	(26,897)	-	-	(26,897)
262,117 shares of common stock issued in conjunction
with stock option exercises	3,658	-	-	-	-	3,658
1,156 shares of common stock purchased by directors'
deferred compensation plan	(43)	-	-	-	-	(43)
10,410 shares of common stock issued under stock plans	-	260	-	-	-	260
Share-based compensation	-	3,478	-	-	-	3,478
Reclassification of share-based plans	(723)	665	-	612	-	554
Tax impact of stock options exercised	-	921	-	-	-	921
Balance at December 31, 2006	$430,904	$51,756	$270,624	$-	$(15,145)	$738,139

Components of comprehensive income:
Net income	-	-	5,806	-	-	5,806
Net change in unrealized gain (loss) on investment
securities, net of taxes of $6,020	-	-	-	-	9,001	9,001
Minimum pension liability adjustment, net of taxes of $(50)	-	-	-	-	(70)	(70)
Comprehensive income						14,737
Cash dividends ($0.98 per share)	-	-	(29,631)	-	-	(29,631)
177,745 shares of common stock issued in conjunction with
with stock option exercises and restricted stock awards	2,182	-	-	-	-	2,182
1,400 shares of common stock purchased by directors'
deferred compensation plan	(43)	-	-	-	-	(43)
2,156,000 shares of common stock repurchased	(30,269)	-	(24,636)	-	-	(54,905)
Cumulative effect of change in accounting principal	-	-	481	-	-	481
18,529 shares of common stock issued under stock plans	530	-	-	-	-	530
Share-based compensation	-	2,857	-	-	-	2,857
Tax impact of stock options exercised	-	56	-	-	-	56
Balance at December 31, 2007	$403,304	$54,669	$222,644	$-	$(6,214)	$674,403

Components of comprehensive income (loss):
Net loss	-	-	(138,414)	-	-	(138,414)
Net change in unrealized gain (loss) on investment
securities, net of taxes of $927	-	-	-	-	1,383	1,383
Net change in unrealized gain (loss) on derivatives, net of
taxes of $9,942	-	-	-	-	14,864	14,864
Minimum pension liability adjustment, net of taxes of $(4,442)	-	-	-	-	(6,643)	(6,643)
Comprehensive loss						(128,810)
Cash dividends ($0.70 per share)	-	-	(20,112)	-	-	(20,112)
1,000 shares of common stock issued in conjunction with
stock option exercises and restricted stock awards	9	-	-	-	-	9
6,362 shares of common stock purchased by directors'
deferred compensation plan	(94)	-	-	-	-	(94)
100,000 shares of common stock repurchased	(1,404)	-	(356)	-	-	(1,760)
74,612 shares of common stock issued under stock plans	1,361	(833)	-	-	-	528
Share-based compensation	-	2,087	-	-	-	2,087
Tax impact of stock options exercised	-	40	-	-	-	40
Balance at December 31, 2008	$403,176	$55,963	$63,762	$-	$3,390	$526,291

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
Years Ended December 31, 2008, 2007 & 2006

					Accumulated
				Deferred	Other
	Common		Retained	Stock	Comprehensive
	Stock	Surplus	Earnings	Awards	Income (Loss)	Total
	(Dollars in thousands, except per share data)
Disclosure of reclassification amount:

Year ended December 31, 2006:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities
during period, net of taxes of $1,029	$-	$-	$-	$-	$1,589	$1,589
Reclassification adjustment for losses included in
net income, net of taxes of $(890)	-	-	-	-	(1,331)	(1,331)
Net change in unrealized gain (loss) on investment securities	$-	$-	$-	$-	$258	$258

Year ended December 31, 2007:
Disclosure of reclassification amount:
Unrealized holding gain (loss) on investment securities
during period, net of taxes of $7,402	$-	$-	$-	$-	$11,065	$11,065
Reclassification adjustment for losses included in
net income, net of taxes of $(1,382)	-	-	-	-	(2,064)	(2,064)
Net change in unrealized gain (loss) on investment securities	$-	$-	$-	$-	$9,001	$9,001

Year ended December 31, 2008:
Disclosure of reclassification amount:
Unrealized holding gain on investment securities
during period, net of taxes of $845	$-	$-	$-	$-	$1,260	$1,260
Reclassification adjustment for net gains included in
net income, net of taxes of $82	-	-	-	-	123	123
Net change in unrealized gain (loss) on investment securities	$-	$-	$-	$-	$1,383	$1,383

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank (“CPB,” “our bank” or “the bank”), is a full-service commercial bank with a combined 39 banking offices located throughout the state of Hawaii at December 31, 2008. The bank engages in a broad range of lending activities including the granting of commercial, consumer and real estate loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. & Subsidiaries (consolidated). When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis.

The banking business depends on rate differentials, the difference between the interest rates paid on deposits and other borrowings and the interest rates received on loans extended to customers and investment securities held in our portfolio. These rates are highly sensitive to many factors that are beyond our control. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We acquired Hawaii HomeLoans (“HHL”), which is now known as Central Pacific HomeLoans (“CPHL”), on August 17, 2005 and we acquired Pacific Islands Financial Management LLC (“PIFM”) on July 1, 2008. The results of operations of CPHL and PIFM are included in the consolidated financial statements from their respective acquisition dates.

We have a 50% ownership interest in each of the following mortgage brokerage companies: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC; Hawaii Resort Lending, LLC; Laulima Financial, LLC; and Pacific Portfolio, LLC. We have concluded that these investments do not meet the consolidation requirements under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (as amended), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” or Accounting Research Bulletin No. 51 (As Amended), “Consolidated Financial Statements.” Accordingly, these investments are accounted for using the equity method and are included in Investment in Unconsolidated Subsidiaries. We also have minority equity investments in affiliates that are accounted for under the cost method and are included in Investment in Unconsolidated Subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.9 million and $14.6 million, respectively, at December 31, 2008 and $0.9 million and $16.0 million, respectively, at December 31, 2007. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for loan and lease losses, reserves for unfunded commitments and deferred income tax assets and income tax expense, as well as the valuation of investment securities, goodwill and other intangible assets and the related amortization thereon, pension liability and expense and fair value of financial instruments.

Reclassifications and Corrections

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2008 presentation. Such reclassifications had no effect on the Company’s reported net income or shareholders’ equity.

In the fourth quarter of 2007, we performed a thorough review and reconciliation of our income tax accounts and identified certain errors related to corrections of prior period income tax provisions and income tax returns. Certain of these errors resulted in an overstatement of income tax expense reported in prior periods which were corrected in the fourth quarter of 2007. We believe that the correction of these out-of-period amounts in 2007 was not material to our 2007 operating results or to the periods in which the errors originated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, available for sale, or held to maturity. Securities are designated as held to maturity only if we have the positive intent and ability to hold these securities to maturity. Held to maturity debt securities are reported at amortized cost. Trading securities, of which we had none at December 31, 2008 and 2007, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss).

We use current quotations, where available, to estimate the fair value of investment securities. Where current quotations are not available, we estimate fair value based on the present value of expected future cash flows. We consider the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security’s performance and our intent and ability to hold the security until recovery. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in other operating income. Realized gains and losses on the sale of investment securities are recorded in other operating income using the specific identification method.

We amortize premiums and accrete discounts associated with investment securities using the interest method over the life of the respective security instrument.

As a member of the FHLB-Seattle, the bank is required to obtain and hold a specific number of shares of capital stock of the FHLB based on the amount of outstanding FHLB advances. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Loans Held for Sale

Loans held for sale consists of Hawaii residential mortgage loans, as well as mainland residential and commercial construction loans. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis. Net fees and costs associated with originating and acquiring residential mortgage loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale. Mainland residential and commercial construction loans are recorded at the lower of cost or fair value on an individual basis.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing their respective fair values to their carrying values. In its determination of fair value, the Company utilizes both a discounted cash flow methodology and a market-based approach, which is based on market multiples of similar businesses. Calculations of fair value include significant assumptions and estimates of market conditions, projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in a material adverse impact on our goodwill impairment test. Absent any impairment indicators, we perform our goodwill impairment test annually.

Other intangible assets include core deposit premiums, mortgage servicing rights, customer relationships and non-compete agreements which are carried at the lower of amortized cost or fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Core deposit premiums are amortized on an accelerated basis over a 14-year period. Mortgage servicing rights are recorded when loans are sold with servicing rights retained, thereby creating a right to receive loan servicing fees. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income during the period in which it occurs. Mortgage servicing rights are amortized over the period of estimated net servicing income. Customer relationships and non-compete agreements are amortized on a straight-line basis over estimated useful lives of ten and five years, respectively.

Other Real Estate

Other real estate is composed of properties acquired through foreclosure proceedings and is initially recorded at fair value less estimated costs to sell the property, thereby establishing the new cost basis of other real estate. Losses arising at the time of acquisition of such properties are charged against the Allowance. Subsequent to acquisition, such properties are carried at the lower of cost or fair value less estimated selling expenses, determined on an individual asset basis. Any deficiency resulting from the excess of cost over fair value less estimated selling expenses is recognized as a valuation allowance. Any subsequent increase in fair value up to its cost basis is recorded as a reduction of the valuation allowance. Increases or decreases in the valuation allowance are included in other operating expense. Net gains or losses recognized on the sale of these properties are included in other operating income.

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

Earnings (Loss) per Share

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

On October 10, 2008, we adopted FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”

The adoption of the pronouncements described above did not have a material impact on our consolidated financial statements.

In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods;

•	Reporting units measured at fair value in the first step of a goodwill impairment test as described in paragraph 19 of SFAS 142;

•	Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test as described in paragraphs 20 and 21 of SFAS 142;

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires (1) disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; (2) disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; (3) disclosure of information about credit-risk-related contingent features; and (4) cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We are evaluating the impact of this pronouncement on our consolidated financial statements.

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

In September 2008, the EITF reached a consensus on EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The consensus must be applied prospectively and earlier adoption by an entity that has previously adopted an alternative accounting policy is not permitted. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to SFAS 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Early adoption is permitted. The technical amendment to SFAS 132R is effective upon issuance of FSP FAS 132(R)-1. We are evaluating the impact of this pronouncement on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

2.	BUSINESS COMBINATIONS

Hawaii HomeLoans, Inc.

Pursuant to the Agreement of Acquisition by and between Central Pacific Bank and HHL, we completed the acquisition of HHL on August 17, 2005 for approximately $8.3 million, net of cash acquired. The Agreement of Acquisition provides for additional purchase consideration resulting from earnout and overage provisions tied to future mortgage loan origination volumes. During 2008, 2007 and 2006, we made earnout payments of approximately $1.4 million, $0.5 million and $1.0 million, respectively, in accordance with the provisions of the Agreement of Acquisition.

Pacific Islands Financial Management LLC

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

At the acquisition date, we paid $2.2 million (the “purchase price”) in cash to purchase the assets of PIFM. Additional cash consideration of up to $2.1 million may be paid five years from the date of acquisition as a result of earnout provisions tied to revenue growth during the five year period immediately following the acquisition date.

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

Central Pacific Bank is required by the Federal Reserve Bank to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2008 and 2007 was $61.9 million and $60.8 million, respectively.

4.	INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
2008
Held to Maturity:
States and political subdivisions	$1,984	$8	$-	$1,992
U.S. Government sponsored entities mortgage-backed securities	6,713	68	(14)	6,767
Total	$8,697	$76	$(14)	$8,759

Available for Sale:
U.S. Government sponsored entities debt securities	$98,819	$1,335	$(225)	$99,929
States and political subdivisions	126,427	1,003	(3,040)	124,390
U.S. Government sponsored entities mortgage-backed securities	403,031	8,615	(338)	411,308
Privately-issued mortgage-backed securities	111,308	-	(5,217)	106,091
Other	1,106	-	(224)	882
Total	$740,691	$10,953	$(9,044)	$742,600

2007
Held to Maturity:
U.S. Government sponsored entities debt securities	$26,844	$-	$(68)	$26,776
States and political subdivisions	9,643	53	-	9,696
U.S. Government sponsored entities mortgage-backed securities	9,637	9	(41)	9,605
Total	$46,124	$62	$(109)	$46,077

Available for Sale:
U.S. Government sponsored entities debt securities	$79,563	$539	$-	$80,102
States and political subdivisions	147,559	1,251	(672)	148,138
U.S. Government sponsored entities mortgage-backed securities	484,012	1,644	(2,229)	483,427
Privately-issued mortgage-backed securities	123,499	401	(1,167)	122,733
Other	898	-	(168)	730
Total	$835,531	$3,835	$(4,236)	$835,130

The amortized cost and estimated fair value of investment securities at December 31, 2008 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$920	$922
Due after one year through five years	1,064	1,069
Mortgage-backed securities	6,713	6,768
Total	$8,697	$8,759

Available for Sale
Due in one year or less	$3,837	$3,873
Due after one year through five years	71,415	72,611
Due after five years through ten years	104,633	105,079
Due after ten years	45,361	42,756
Mortgage-backed securities	514,339	517,399
Other	1,106	882
Total	$740,691	$742,600

Proceeds from sales of investment securities available for sale were $10.7 million, $117.7 million and $107.5 million in 2008, 2007 and 2006, respectively, resulting in gross realized gains of $0.1 million in 2008 and gross realized losses of $0.1 million, $1.7 million and $1.5 million in 2008, 2007 and 2006, respectively. There were no gross realized gains in 2007 or 2006.

Investment securities of $655.6 million and $585.2 million at December 31, 2008 and 2007, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Certain available for sale securities totaling $27.8 million were pledged as collateral under a $25.0 million collateralized borrowing with LBI. The borrowing, in the form of a repurchase agreement, was terminated as LBI filed for bankruptcy in September 2008 and was subsequently placed in a SIPC liquidation proceeding. The filing of the SIPC liquidation proceeding was considered an event of default under the repurchase agreement. In 2008, we recognized a pre-tax loss of $2.8 million, which represents the difference between the pledged amount of securities and the amount of the borrowing, as we have determined that likelihood of receiving any remuneration as an unsecured creditor of LBI is remote.

In 2007, we completed a repositioning of our investment securities portfolio to reduce interest income volatility and improve our net interest margin. In connection with the repositioning, we sold $119.4 million in available-for-sale investment securities with an average tax equivalent yield of 3.98% and a weighted average life of 1.3 years and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.43% and a weighted average life of 4.2 years. As a result of the sale we recognized net losses of $1.7 million.

There were a total of 67 and 126 securities in an unrealized loss position at December 31, 2008 and 2007, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2008 and 2007:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At December 31, 2008:
U.S. Government sponsored entities
debt securities	$9,969	$(31)	$13,598	$(194)	$23,567	$(225)
States and political subdivisions	44,933	(3,021)	536	(19)	45,469	(3,040)
U.S. Government sponsored entities
mortgage-backed securities	7,525	(30)	18,956	(322)	26,481	(352)
Privately issued mortgage-backed securities	53,388	(3,343)	52,703	(1,874)	106,091	(5,217)
Other	882	(224)	-	-	882	(224)
Total temporarily impaired securities	$116,697	$(6,649)	$85,793	$(2,409)	$202,490	$(9,058)

At December 31, 2007:
U.S. Government sponsored entities
debt securities	$-	$-	$26,776	$(68)	$26,776	$(68)
States and political subdivisions	21,479	(348)	25,013	(324)	46,492	(672)
U.S. Government sponsored entities
mortgage-backed securities	44,436	(93)	200,045	(2,177)	244,481	(2,270)
Privately issued mortgage-backed securities	20	-	81,307	(1,167)	81,327	(1,167)
Other	730	(168)	-	-	730	(168)
Total temporarily impaired securities	$66,665	$(609)	$333,141	$(3,736)	$399,806	$(4,345)

The declines in market value were primarily attributable to a widening of credit spreads on investment securities as investors sought higher returns on investments as a result of the declining national economy. Unrealized losses on these securities were not a result of reduction in credit quality. Since the bank has the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired.

U.S. Government Sponsored Entities Debt Securities

The unrealized losses on our investment in debt securities issued by U.S. Government sponsored entities were caused by a widening of credit spreads on agency collateral securities as investors sought higher returns on investments as a result of the declining national economy. All debt securities issued by U.S. Government sponsored entities are rated AAA according to Standard & Poor’s (“S&P”) and/or Moody’s. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the current par value.

State and Political Subdivisions

Included in the fixed income portfolio as of December 31, 2008 were $112.1 million of state and local government obligations with an overall credit rating of AA. The following table details the credit quality rating of our municipal securities portfolio as rated by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”) such as S&P, Moody’s and Fitch.

		General	Revenue
		Obligation	Bonds	Total
		(Dollars in thousands)
Ratings:
	Pre-Refunded, Escrowed to Maturity (1)	$12,377	$4,372	$16,749
	AAA	21,234	3,345	24,579
	AA	42,473	4,819	47,292
	A	18,016	1,942	19,958
	BBB	2,808	-	2,808
	Other	744	-	744
	Total	$97,652	$14,478	$112,130

(1)	Pre-refunded municipal securities are considered high credit quality as source of payment
	to the bondholder is transferred to cash and securities deposited in accordance with the
	indenture and any escrow agreement.

At December 31, 2008, there were 34 municipal securities that were in an unrealized loss position less than 12 months. Of these securities, all carry an investment grade rating by at least one of the recognized rating agencies. Municipal securities in an unrealized loss position 12 months or longer at December 31, 2008 consisted of one security that was rated A1 by Moody’s. The unrealized losses associated with these securities were due to an increase in credit spreads as a result of a decline in credit quality of the monoline insurer and not the credit quality of the municipal issuer. Recovery of the carrying values of these securities is expected as credit spreads return to normal levels as these securities approach their maturity dates or as valuations for such securities improve as market yields change.

U.S. Government Sponsored Entities Mortgage-Backed Securities

The unrealized losses on our investment in U.S. Government sponsored entities mortgage-backed securities were caused by a widening of credit spreads on agency collateral securities as investors sought higher returns on investments as a result of the declining national economy. All mortgage-backed securities issued by U.S. Government sponsored entities are rated AAA by S&P and/or Moody’s and contractual cash flows of these investments are guaranteed by an agency of the U.S. Government.

Privately Issued Mortgage-Backed Securities

The privately issued mortgage-backed securities portfolio consist of fixed rate, senior tranches of prime residential mortgage collateral.  Privately issued mortgage-backed securities have a risk of loss when the securities exhibit high rates of delinquencies, foreclosures, as well as losses on sale of foreclosed properties.  In order to reduce risk of loss on these investments, all of our privately issued mortgage-backed securities contain one or more of the following forms of credit protection:

•
Cross-collateralization – Where the structure of the mortgage-backed securities contains more than one pool class, in which the subordination of the various classes may provide additional support to cover any losses that may occur.

•	Subordination – Where the mortgage-backed securities are structured such that the payments to the junior classes are subordinated to senior classes to support the cash flows to the senior classes.

The following table summarizes our privately issued mortgage-backed securities by underlying collateral type:

Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency (1) (2)	Current Weighted Average Credit Enhancement (1) (3)
	(Dollars in thousands)

2006	3	$48,048	$48,372	$45,512	$(2,860)	2.95%	5.20%
2005	4	54,102	54,558	52,685	(1,873)	1.40	4.06
2004	1	8,331	8,359	7,876	(483)	-	1.53
2003 and prior	1	19	19	18	(1)	-	-
Total	9	$110,500	$111,308	$106,091	$(5,217)	1.97%	4.36%

(1) Weighted average percentages are computed based upon unpaid principal balances.
(2) Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned.
(3) Current credit enhancement reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the bank are impacted.

The unrealized losses on our investment in privately issued mortgage-backed securities were caused by increases in credit spreads due to the inactivity of these securities. However, all of our privately issued mortgage-backed securities are performing and are rated AAA by at least one NRSRO.

Other

Unrealized losses relate primarily to equity securities held under our Director’s Deferred Compensation Plan which have declined in value during the year.

5.	LOANS

Loans, excluding loans held for sale, consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial & agricultural	$384,473	$385,521
Real estate:
Construction	1,127,162	1,226,138
Mortgage - residential	1,073,039	1,036,779
Mortgage - commercial	1,215,857	1,243,383
Consumer	180,131	209,166
Leases	58,411	53,303
	4,039,073	4,154,290
Unearned income	(8,807)	(12,585)
Total loans and leases	$4,030,266	$4,141,705

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$2,149	$2,031
Additions	749	2,022
Repayments	(1,152)	(1,904)
Balance, end of year	$1,746	$2,149

Impaired loans requiring an allowance for loan and lease losses at December 31, 2008 and 2007 (see Note 6 for related allowance for loan and lease losses for impaired loans) amounted to $90.6 million and $74.3 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. At December 31, 2008, impaired loans not requiring an allowance for loan and lease losses amounted to $82.5 million, while at December 31, 2007, there were no impaired loans that did not require an allowance for loan and lease losses. The average recorded investment in impaired loans was $93.6 million, $13.6 million and $9.2 million in 2008, 2007 and 2006, respectively. Interest income recognized on impaired loans was $1.0 million, $1.0 million and $1.2 million in 2008, 2007 and 2006, respectively.

Nonaccrual loans, including loans held for sale, at December 31, 2008 and 2007 totaled $132.6 million and $61.5 million, respectively. Interest income totaling $0.1 million, $0.9 million and $1.0 million was recognized on these loans in 2008, 2007 and 2006, respectively. Additional interest income of $6.7 million, $2.1 million and $0.3 million would have been recognized in 2008, 2007 and 2006, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.2 million, $0.3 million and $0.7 million was collected and recognized on charged-off loans in 2008, 2007 and 2006, respectively.

Accruing loans delinquent for 90 days or more at December 31, 2008 and 2007 totaled $1.1 million and $0.9 million, respectively.

There were no restructured loans still accruing interest at December 31, 2008 and 2007.

6.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the Allowance were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$92,049	$52,280	$52,936
Provision for loan and lease losses	171,668	53,001	1,350
	263,717	105,281	54,286

Charge-offs	(145,686)	(16,192)	(6,270)
Recoveries	1,847	2,960	4,264
Net charge-offs	(143,839)	(13,232)	(2,006)

Balance, end of year	$119,878	$92,049	$52,280

The increase in the Allowance in 2008 and 2007 was primarily due to increases in the number of loans that were downgraded, increases in our loan loss factors for specified loan pools and increases in specific reserves on certain impaired loans. The increase in our Allowance was deemed appropriate in response to the increase in nonaccrual loans (excluding loans held for sale) and reflects the reduced value of the collateral supporting our impaired loans, as well as increased credit risk in other parts of our loan portfolio. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$14,557	$446	$158
Provision for loan and lease losses	17,476	14,557	-
Other changes	(12,848)	(446)	288
Balance, end of year	$19,185	$14,557	$446

The amounts of other changes represent the net transfer of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2008 and 2007, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $5.2 million and $6.7 million at December 31, 2008 and 2007, respectively.

7.	SECURITIZATIONS

In 2008, we securitized certain residential mortgage loans with an outstanding principal balance of $36.5 million with a U.S. Government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans.

At December 31, 2008, unsold mortgage-backed securities that we received were categorized as available for sale securities and are recorded at their fair value of $11.1 million. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets in accordance with SFAS 157. Unrealized gains on these securities were recorded in other comprehensive income (loss) and were $0.3 million at December 31, 2008. During 2008, we recognized a gain of $0.3 million on the sale of securitized mortgage-backed securities.

We recorded $0.5 million of servicing assets related to the securitizations during 2008. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income in accordance with SFAS 156.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Land	$17,321	$17,321
Office buildings and improvements	99,534	96,874
Furniture, fixtures and equipment	35,380	32,100
	152,235	146,295
Accumulated depreciation and amortization	(71,176)	(63,454)
Net premises and equipment	$81,059	$82,841

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net occupancy	$4,034	$3,808	$3,552
Equipment	4,026	3,353	3,045
Total	$8,060	$7,161	$6,597

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows:

	Year Ended December 31,
	2008			2007
	Hawaii	Commercial		Hawaii	Commercial
	Market	Real Estate	Total	Market	Real Estate	Total
	(Dollars in thousands)

Balance, beginning of period	$150,423	$94,279	$244,702	$153,375	$145,621	$298,996
Additions	2,008	-	2,008	468	-	468
Adjustments	258	-	258	(3,420)	(3,342)	(6,762)
Impairment charges	-	(94,279)	(94,279)	-	(48,000)	(48,000)
Balance, end of period	$152,689	$-	$152,689	$150,423	$94,279	$244,702

At the end of the second quarter of 2008, we experienced a decline in our market capitalization which we determined to be an indicator that an impairment test was required under SFAS 142. As a result of the impairment test performed, we determined that the remaining goodwill associated with our Commercial Real Estate reporting segment was impaired. As a result, we recorded an impairment charge of $94.3 million in the second quarter of 2008. Following the impairment charge, there was no goodwill assigned to our Commercial Real Estate reporting segment. In the fourth quarter of 2008, we experienced a further decline in our market capitalization due to the continued deterioration of the California real estate market, which impacted our Commercial Real Estate reporting segment. Despite the decline in our market capitalization, no goodwill impairment charge was recognized as there was no goodwill remaining in our Commercial Real Estate reporting segment and no impairment was identified in our Hawaii Market reporting segment.

At December 31, 2007, we also experienced a decline in our market capitalization. Accordingly, we performed an impairment test and determined that the goodwill associated with our Commercial Real Estate reporting segment, which includes the California residential construction loan portfolio, was impaired and we recorded a charge of $48.0 million in 2007.

Additions to goodwill in 2008 included an earnout payment of $1.4 million associated with our acquisition of HHL and goodwill recognized from the acquisition of PIFM of $0.5 million. Adjustments to goodwill in 2008 included $0.3 million of adjustments related to CBBI income tax contingencies.

Additions to goodwill in 2007 included an earnout payment of $0.5 million related to our acquisition of HHL. Adjustments to goodwill in 2007 included $5.3 million of adjustments resulting from the adoption of FIN 48 and $1.5 million of adjustments related to CBBI income tax contingencies and subleases of CBBI leased properties.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the periods presented:

		Mortgage
	Core Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance as of December 31, 2006	$31,898	$11,640	$-	$-	$43,538
Additions (deductions)	-	1,426	-	-	1,426
Amortization	(3,148)	(1,844)	-	-	(4,992)
Balance as of December 31, 2007	$28,750	$11,222	$-	$-	$39,972
Additions (deductions)	-	6,523	1,400	300	8,223
Impairment charge	-	(3,416)	-	-	(3,416)
Amortization	(2,674)	(2,222)	(70)	(30)	(4,996)
Balance as of December 31, 2008	$26,076	$12,107	$1,330	$270	$39,783

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(18,566)	$26,076	$44,642	$(15,892)	$28,750
Mortgage servicing rights	23,627	(11,520)	12,107	20,520	(9,298)	11,222
Customer relationships	1,400	(70)	1,330	-	-	-
Non-compete agreements	300	(30)	270	-	-	-
Total	$69,969	$(30,186)	$39,783	$65,162	$(25,190)	$39,972

Based on our other intangible assets held as of December 31, 2008, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2009	$2,674	$1,778	$140	$60	$4,652
2010	2,674	1,620	140	60	4,494
2011	2,674	1,288	140	60	4,162
2012	2,674	1,035	140	60	3,909
2013	2,674	854	140	30	3,698
Thereafter	12,706	5,532	630	-	18,868
Total	$26,076	$12,107	$1,330	$270	$39,783

At December 31, 2008, there were no events or changes in circumstances that would indicate that the assets assigned to our Hawaii Market reporting unit, which includes the entire core deposit premium, were not recoverable.

We account for our mortgage servicing rights under the provisions of SFAS 156, which was adopted beginning January 1, 2007. We have elected to use the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $6.5 million, $1.4 million and $2.0 million in 2008, 2007 and 2006, respectively. Amortization and impairment of the servicing rights are reported as amortization and impairment of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Fair market value, beginning of period	$12,431	$12,086
Fair market value, end of period	12,107	12,431
Weighted average discount rate	9.2%	8.6%
Weighted average prepayment speed assumption	15.7	11.8

At December 31, 2008, the fair value of our mortgage servicing rights was less than the related net carrying value primarily due to increased delinquency and accelerated prepayment speed assumptions, which indicated that the mortgage servicing rights was impaired. Accordingly, we recorded an impairment charge of $3.4 million in 2008 which was assigned to our Hawaii Market reportable segment.

Fair values at December 31, 2008 and 2007 reflected approximately $1.8 billion and $1.3 billion in loans serviced for others, respectively.

10.	DERIVATIVES

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

As required by SFAS 133, we measure the derivative at fair value on our consolidated balance sheet. At each reporting period, depending on whether the derivative is in an asset or liability position, we record the derivative in other assets or other liabilities. We record the effective portion of the changes in the fair value of the derivative in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings.

At December 31, 2008, the derivative was in a net asset position and we recorded the derivative at its fair value of $26.9 million in other assets. At December 31, 2008, an unrealized gain of $24.8 million was recorded in accumulated other comprehensive income for the effective portion of the change in fair value of the derivative. In 2008, we recognized a gain related to hedge ineffectiveness of $2.1 million which is reported in other operating income.

11.	DEPOSITS

Time deposits of $100,000 or more, including brokered deposits, totaled $1.1 billion and $1.2 billion at December 31, 2008 and 2007, respectively.

Interest expense on certificates of deposits of $100,000 or more, including brokered deposits, totaled $30.3 million, $46.0 million and $36.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Maturities of time deposits of $100,000 or more, including brokered deposits, as of December 31, 2008 were as follows (in thousands):

Three months or less	$548,615
Over three through six months	211,852
Over six through twelve months	300,821
2010	19,207
2011	1,364
2012	3,126
2013	718
Thereafter	-
Total	$1,085,703

At December 31, 2008 and 2007, overdrawn deposit accounts totaling $7.6 million and $8.0 million, respectively, have been reclassified as loans on the consolidated balance sheets.

12.	SHORT-TERM BORROWINGS

Federal funds purchased generally mature on the day following the date of purchase.

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days at December 31, 2008 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to our control.

At December 31, 2008, other short-term borrowings consist of Federal Reserve Bank (FRB) borrowings of $276.0 million and the Treasury Tax and Loan balance of $2.5 million, which represents tax payments collected on behalf of the U.S. Government. The FRB borrowings bear a fixed interest rate of 0.50%. Treasury Tax and Loan balances bear market interest rates and are callable at any time. At December 31, 2008, our bank had additional unused FRB borrowing available of approximately $338.2 million. At December 31, 2007, other short-term borrowings consist of the Treasury Tax and Loan balance of $3.0 million. There were no short-term FHLB advances outstanding at December 31, 2008 and 2007, however, interest expense on FHLB advances were $5.5 million, 1.5 million and $2.1 million in 2008, 2007 and 2006, respectively.

A summary of short-term borrowings follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$-	$12,000	$-
Average amount outstanding during year	8,726	1,111	86
Highest month-end balance during year	35,000	25,000	-
Weighted average interest rate on balances
outstanding at December 31	-	3.00%	-
Weighted average interest rate during year	2.83%	4.88%	5.24%

Securities sold under agreements to repurchase
Amount outstanding at December 31	$1,000	$1,000	$1,000
Average amount outstanding during year	1,000	1,000	1,000
Highest month-end balance during year	1,000	1,000	1,000
Weighted average interest rate on balances
outstanding at December 31	2.00%	3.25%	3.65%
Weighted average interest rate during year	3.09%	3.65%	2.61%

Other short-term borrowings
Amount outstanding at December 31	$278,450	$3,000	$78,308
Average amount outstanding during year	282,731	28,530	40,314
Highest month-end balance during year	474,656	97,825	118,763
Weighted average interest rate on balances
outstanding at December 31	0.50%	3.59%	5.61%
Weighted average interest rate during year	2.22%	5.35%	5.37%

13.	LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following:
	December 31,
	2008	2007
	(Dollars in thousands)

Federal Home Loan Bank advances	$541,008	$782,770
Subordinated debentures	108,249	108,249
Securities sold under agreement to repurchase	-	25,000
	$649,257	$916,019

FHLB advances outstanding at December 31, 2008 and 2007 carried weighted average interest rates of 4.22% and 4.41%, respectively. FHLB advances outstanding at December 31, 2008 were secured by interest-bearing deposits at the FHLB of $0.8 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $206.9 million and certain real estate loans totaling $1.6 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. At December 31, 2008, our bank had additional unused FHLB advances available of approximately $752.2 million. Interest expense on FHLB advances were $25.8 million, $32.5 million and $26.2 million in 2008, 2007 and 2006, respectively.

At December 31, 2008, FHLB advances totaling $205.0 million were putable at the option of the FHLB on a quarterly basis. The putable advances bear fixed interest rates from 2.76% to 5.06%, with maturity dates ranging from February 2009 to November 2012. Advances of $10.0 million and $15.0 million are putable at the option of the FHLB on a quarterly basis if the three-month LIBOR rate is greater than or equal to specified levels. The advances bear interest rates of 2.76% and 3.03%, respectively, and mature in February 2009.

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

At December 31, 2008, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2009	$91,394
2010	141,353
2011	81,327
2012	201,227
2013	18,566
Thereafter	115,390
Total	$649,257

14.	SHAREHOLDERS' EQUITY

On August 26, 1998, our Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) that entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. When exercisable, each right entitles the registered holder to purchase from the Company one two-hundredth (1/200th) of a share of the Company’s Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (1/200th) of a share, subject to adjustment. The rights are exercisable only upon the occurrence of specific events, and, unless earlier redeemed, will expire on March 15, 2009. The Rights Plan was designed to ensure that shareholders receive fair and equal treatment in the event of unsolicited or coercive attempts to acquire the Company. The Rights Plan was also intended to guard against unfair tender offers and other abusive takeover tactics. The Rights Plan was not intended to prevent an acquisition bid for the Company on terms that are fair to all shareholders.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.  During 2008, we repurchased and retired a total of 100,000 shares of common stock at a weighted average price of $17.60 per share and an aggregate cost of approximately $1.8 million. At December 31, 2008, 1,100,000 shares remained available for repurchase under the 2008 Repurchase Plan.

See Note 29 related to our issuance and sale of Fixed Rate Cumulative Perpetual Preferred Stock and ten-year warrant to purchase our voting common stock in January 2009.

15.	SHARE-BASED COMPENSATION

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

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R to options and awards granted under the Company’s equity incentive plans:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$2,087	$2,857	$3,478
Income tax benefit	(836)	(1,145)	(1,394)
Net share-based compensation effect	$1,251	$1,712	$2,084

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

At December 31, 2008, 2007 and 2006, a total of 1,433,348, 1,775,829 and 845,059 shares, respectively, were available for future grants.

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

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected volatility	32.0%	33.1%	34.4%
Risk free interest rate	2.8%	4.5%	4.9%
Expected dividends	5.4%	2.9%	2.4%
Expected life (in years)	6.5	7.4	6.5
Weighted average fair value	$3.47	$11.20	$11.99

The following is a summary of option activity for our stock option plans for the year ended December 31, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2008	871,412	$27.89
Changes during the year:
Granted	95,000	18.75
Exercised	(1,000)	9.24
Expired	(2,564)	26.82
Forfeited	(58,524)	34.87
Outstanding at December 31, 2008	904,324	26.50	5.6	$106

Vested and expected to vest at
December 31, 2008	887,148	26.54	5.5	106

Exercisable at December 31, 2008	744,074	26.58	4.9	106

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was less than $0.1 million, $2.8 million and $5.9 million, respectively, determined as of the date of exercise.

As of December 31, 2008, the total compensation cost related to stock options granted to employees under our stock option plans but not yet recognized was approximately $0.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $2.9 million, $0.9 million and $1.0 million, respectively.

Restricted Stock Awards

Under the 1997 and 2004 Plans, we awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the year ended December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	44,620	$34.87
Changes during the year:
Forfeited	(7,464)	36.74
Vested	(3,536)	36.95
Nonvested at December 31, 2008	33,620	34.23

Vested and expected to vest at December 31, 2008	33,620	34.23

As of December 31, 2008, there was $0.5 million of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.5 years.

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

Performance shares granted under the 2008 LTIP vest based on achieving both market and service conditions. Market conditions require attainment of specified market-based conditions tied to the market value of our common stock. The service condition requires employees to be employed continuously with the Company through March 12, 2011. The fair value of the grant, which is based on the market value of the stock on the grant date, will be recognized as compensation over the service period and must be recognized as expense over the service period regardless of whether the market conditions are met, so long as the grantee meets the service condition.

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the year ended December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	45,957	$34.74
Changes during the year:
Granted	97,907	18.88
Vested	(44,670)	34.77
Forfeited	(3,140)	25.02
Nonvested at December 31, 2008	96,054	18.88

Vested and expected to vest at December 31, 2008	63,520	18.88

As of December 31, 2008, there was $0.9 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 2.2 years.

Stock Appreciation Rights

SARs granted under the 2005 LTIP require the employee to achieve the same performance conditions as the performance shares described above for the 2005 LTIP, as well as to satisfy service conditions that approximate three years from the date of grant. Similar to the performance shares under the 2005 LTIP addressed above, the amount of compensation cost to be recognized is the fair value of the SAR grant adjusted based on expectations of achieving the performance requirements and also the expected pre-vested cancellations. Compensation costs arising from the SARs will be recognized ratably over the requisite service period.

SARs granted under the 2008 LTIP require the achievement of the same market and service conditions as the performance shares described above for the 2008 LTIP. Similar to the performance shares awarded under the 2008 LTIP, the fair value of the SARs granted will be recognized as compensation over the service period and must be recognized as expense over the service period regardless of whether the market conditions are met, so long as the grantee meets the service condition.

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

The fair value of SARs granted to employees was estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected volatility	32.0%	31.7%	34.3%
Risk free interest rate	2.8%	4.5%	4.7%
Expected dividends	5.3%	2.8%	2.4%
Expected life (in years)	6.5	6.5	6.5
Weighted average fair value	$3.50	$10.49	$10.80

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the year ended December 31, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2008	56,549	$35.00
Changes during the year:
Granted	210,963	18.88
Vested	(21,368)	34.41
Forfeited	(8,209)	35.57
Outstanding at December 31, 2008	237,935	20.74	9.0	$-

Vested and expected to vest
at December 31, 2008	167,562	21.52	8.9	-

Exercisable at December 31, 2008	-	-	-	-

As of December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 2.1 years.

16.	PENSION PLANS

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2008	2007
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$29,509	$28,119
Interest cost	1,804	1,785
Actuarial (gain) loss	(449)	1,709
Benefits paid	(2,087)	(2,104)
Benefit obligation at December 31	28,777	29,509

Change in plan assets
Fair value of assets at January 1	29,805	28,200
Actual return on plan assets	(9,421)	1,909
Employer contributions	1,350	1,800
Benefits paid	(2,087)	(2,104)
Fair value of assets at December 31	19,647	29,805
Funded status	$(9,130)	$296

Amounts recognized in the consolidated balance sheets
Prepaid benefit/(accrued benefit liability)	$(9,130)	$296
Components of accumulated other comprehensive income (loss):
Unrecognized net actuarial loss	(20,784)	(10,260)
Net amount recognized	$11,654	$10,556

Benefit obligation actuarial assumptions
Weighted average discount rate	6.6%	6.5%

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Components of net periodic cost (benefit)
Interest cost	$1,804	$1,785	$1,570
Expected return on plan assets	(2,298)	(2,241)	(2,011)
Recognized net loss	746	1,055	952
Net periodic cost	252	599	511

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (loss)
Net gain (loss)	(10,524)	(985)	1,449
Total recognized in other comprehensive loss	(10,524)	(985)	1,449
Total recognized in net periodic cost and other comprehensive loss	$10,776	$1,584	$(938)

Net periodic cost actuarial assumptions
Weighted average discount rate	6.5%	5.9%	5.7%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension cost during 2009 is approximately $2.5 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2008	2007

Equity securities	59%	64%
Debt securities	22	19
Other	19	17
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of $0.3 million and $0.6 million at December 31, 2008 and 2007, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 62% domestic equity securities, 8% international equity securities, 29% debt securities and 1% cash investments.

We expect to contribute approximately $0.3 million to our defined benefit retirement plan in 2009.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2009	$2,250
2010	2,244
2011	2,254
2012	2,211
2013	2,208
2014-2018	11,497
Total	$22,664

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CBBI, we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2008	2007
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$8,970	$9,221
Service cost	80	256
Interest cost	187	533
Actuarial (gain) loss	565	(825)
Benefits paid	(215)	(215)
Benefit obligation at December 31	9,587	8,970

Change in plan assets
Fair value of assets at January 1	-	-
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of assets at December 31	-	-
Funded status	$(9,587)	$(8,970)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(9,587)	$(8,970)
Components of accumulated other comprehensive income (loss):
Unrecognized transition obligation	251	269
Unamortized prior service cost	206	224
Unrecognized net actuarial gain	(183)	(780)
Net amount recognized	$(9,313)	$(9,257)

Benefit obligation actuarial assumptions
Weighted average discount rate	5.7%	6.2%
Weighted average rate of compensation increase	5.0%	1.7%

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Components of net periodic cost
Service cost	$80	$256	$1,279
Interest cost	187	533	494
Amortization of unrecognized transition obligation	19	21	21
Recognized prior service cost	18	17	18
Recognized net (gain) loss	(33)	3	6
Net periodic cost	271	830	1,818

Other changes in plan assets and benefit obligations
recognized in other comprehensive income (loss)
Net gain (loss)	(597)	827	(47)
Prior service cost	-	-	(259)
Amortization of prior service cost	18	17	18
Transition obligation	-	-	(311)
Amortization of transition obligation	18	21	21
Total recognized in other comprehensive income (loss)	(561)	865	(578)

Total recognized in net periodic cost and other comprehensive income (loss)	$832	$(35)	$2,396

Net periodic cost actuarial assumptions
Weighted average discount rate	6.2%	5.8%	5.7%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in accumulated other comprehensive income (loss) that will be recognized into net periodic cost for 2009 is as follows (in thousands):

Amortization of transition obligation	$38
Amortization of prior service cost	18
Amortization of net actuarial loss	3

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $2.5 million to the SERP in 2009.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2009	$2,493
2010	207
2011	205
2012	202
2013	198
2014-2018	975
Total	$4,280

17.	401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s salary. Our employer matching contributions to the Retirement Savings Plan totaled $1.8 million, $1.7 million and $2.0 million in 2008, 2007 and 2006, respectively.

We also make discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We made no profit sharing contributions in 2008, $1.0 million in 2007 and $1.9 million in 2006, excluding amounts paid to employees in cash.

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

18.	OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

Net rent expense for all operating leases is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Rent expense charged to net occupancy	$10,321	$8,083	$7,267
Less sublease income	(158)	(150)	(58)
Net rent expense charged to net occupancy	10,163	7,933	7,209
Rent expense charged to equipment expense	396	412	383
Total net rent expense	$10,559	$8,345	$7,592

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2008:

	Rental	Less Sublease	Net Rental
	Commitment	Rental Income	Commitment
	(Dollars in thousands)
Year ending December 31:
2009	$8,200	$(128)	$8,072
2010	7,127	-	7,127
2011	6,401	-	6,401
2012	5,618	-	5,618
2013	4,683	-	4,683
Thereafter	33,427	-	33,427
Total	$65,456	$(128)	$65,328

In conjunction with the merger of CBBI, we accrued estimated lease termination costs of $12.6 million representing the net present value of future rent payments for CBBI branches to be closed and offices to be vacated, of which $0.7 million was outstanding as of December 31, 2008. For the leases which have not yet been cancelled as of December 31, 2008, the corresponding rental commitments are included in the schedule of future minimum rental commitments above.

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2008 (in thousands):

Year ending December 31:
2009	$4,653
2010	3,845
2011	3,105
2012	2,269
2013	1,425
Thereafter	18,707
Total	$34,004

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

19.	INCOME AND FRANCHISE TAXES

Components of income tax expense for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2008:
Federal	$(30,674)	$(4,830)	$(35,504)
State	(1,142)	(12,667)	(13,809)
Total	$(31,816)	$(17,497)	$(49,313)

2007:
Federal	$39,688	$(19,336)	$20,352
State	3,624	(1,637)	1,987
Total	$43,312	$(20,973)	$22,339

2006:
Federal	$39,923	$(3,944)	$35,979
State	4,810	523	5,333
Total	$44,733	$(3,421)	$41,312

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) for the following reasons:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Computed "expected" tax expense (benefit)	$(65,704)	$9,851	$42,172
Increase (decrease) in taxes resulting from:
Goodwill impairment (not deductible for tax purposes)	32,998	16,800	-
Tax-exempt interest	(2,135)	(2,276)	(1,778)
Other tax-exempt income	(1,700)	(2,018)	(1,396)
State income taxes, net of Federal income tax effect	(8,975)	1,292	3,467
Low-income housing and energy tax credits	(4,387)	(1,377)	(1,397)
Other	590	67	244
Total	$(49,313)	$22,339	$41,312

The impact of the corrections made in 2007 for prior period income tax provisions and income tax returns resulting from our thorough review and reconciliation of our income tax accounts resulted in an increase of $0.6 million in State income taxes (net of Federal income tax effect) and a decrease of $2.7 million in other adjustments at December 31, 2007.

At December 31, 2008 and 2007, current Federal income taxes receivable was $42.4 million and $1.5 million, respectively. Current state income taxes payable of $0.1 million and $1.0 million were included in other liabilities at December 31, 2008 and 2007, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$41,301	$31,248
Accrued expenses	5,948	6,341
Net unrealized loss on available-for-sale securities recognized through
accumulated other comprehensive loss	-	161
Net unrealized gain on available-for-sale securities recognized for tax purposes	760	-
Employee retirement benefits	8,432	3,999
State tax credit carryforwards	14,496	1,692
Merger-related costs	276	1,106
Investment write-downs and write-offs	2,766	2,262
Merger-related valuations	410	716
Reserve for unfunded commitments	2,093	2,671
Investments in unconsolidated subsidiaries	1,291	912
Interest on nonaccrual loans	2,871	747
Premises and equipment	1,003	3,090
Capital loss carryforward	27	2
Other real estate valuation allowance	1,525	-
Other	902	992
Total deferred tax assets	$84,101	$55,939

Deferred tax liabilities
Intangible assets	$14,978	$15,716
FHLB stock dividends received	12,345	12,345
Net unrealized loss on available-for-sale securities recognized for tax purposes	-	161
Net unrealized gain on available-for-sale securities and derivatives recognized
through accumulated other comprehensive income	10,684	-
Leases	6,644	6,242
Deferred gain on curtailed retirement plan	3,339	3,339
Liability on utilization of state tax credits	3,446	704
Investments in unconsolidated subsidiaries	1,000	694
Merger-related valuations	1,038	1,195
Deferred finance fees	2,839	1,755
Unrealized gain on swaps	1,839	28
Accreted discounts receivable	345	292
Other	1,264	618
Total deferred tax liabilities	$59,761	$43,089

Net deferred tax assets	$24,340	$12,850

At December 31, 2008, we had state tax credit carryforwards of $14.5 million that do not expire. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. As a result, there was no valuation allowance for deferred tax assets as of December 31, 2008 and 2007.

In 1998, we completed a corporate reorganization that produced state franchise tax benefits. In September 2002, the State of Hawaii Department of Taxation notified us that it was disallowing the tax treatment of this reorganization. We appealed this decision and were notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. We subsequently filed an appeal with the Hawaii State Tax Appeals Court and in December 2006 received a ruling against its appeal. We intend to proceed with an appeal to the Hawaii State Supreme Court. Cumulative possible state tax benefits that have not yet been recognized amounted to $9.7 million as of December 31, 2008. Upon resolution of this issue, any benefit awarded will be recognized as a reduction in income tax expense.

CBBI completed a similar corporate reorganization prior to the merger. As of December 31, 2008, cumulative possible state tax benefits totaled approximately $2.1 million. In July and August 2007, the State of Hawaii Department of Taxation issued Notices of Tax Assessments disallowing the tax treatment of this reorganization. We subsequently filed an appeal with the Hawaii State Tax Appeals Court. Upon resolution of this issue, any benefit awarded will be recognized as a reduction in income tax expense.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. We have concluded all U.S. Federal income tax matters for years through 2003. Federal income tax returns for 2003, 2004 and 2006 are currently under examination or at appeals. Hawaii tax returns for 1998 through 2004 are currently under examination or in litigation.

Included in the unrecognized tax benefits of $3.5 million at December 31, 2008 was $3.5 million of tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At December 31, 2008, we had $0.7 million accrued for interest relating to these unrecognized tax benefits and we recognized $0.2 million in interest expense during 2008. There were no penalties relating to these unrecognized tax benefits at December 31, 2008. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Unrealized holding gains (losses) on available-for-sale investment securities	$1,909	$(401)	$(15,422)
Tax effect	(766)	161	6,181
Unrealized holding gains (losses) on available-for-sale investment securities, net of tax	1,143	(240)	(9,241)

Unrealized holding gains on derivatives	24,806	-	-
Tax effect	(9,942)	-	-
Unrealized holding gains on derivatives, net of tax	14,864	-	-

Pension liability adjustments	(21,058)	(9,973)	(9,853)
Tax effect	8,441	3,999	3,949
Pension liability adjustments, net of tax	(12,617)	(5,974)	(5,904)

Accumulated other comprehensive income (loss), net of tax	$3,390	$(6,214)	$(15,145)

21.	EARNINGS (LOSS) PER SHARE

The table below presents the information used to compute basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income (loss)	$(138,414)	$5,806	$79,180

Weighted average shares outstanding - basic	28,669	30,197	30,511
Dilutive effect of employee stock options and awards	-	209	316
Weighted average shares outstanding - diluted	28,669	30,406	30,827

Basic earnings (loss) per share	$(4.83)	$0.19	$2.60
Diluted earnings (loss) per share	$(4.83)	$0.19	$2.57

A total of 1,293,301, 398,210 and 349,967 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2008, 2007 and 2006, respectively, as their effect was antidilutive.

22.	CONTINGENT LIABILITIES AND OTHER COMMITMENTS

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

23.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, and interest rate contracts. Those instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

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

Forward interest rate contracts represent commitments to purchase or sell loans at a future date at a specified price. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in market rates. Management reviews and approves the creditworthiness of the counterparties to its forward interest rate contracts.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties.

At December 31, 2008 and 2007, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$835,579	$1,347,958
Standby letters of credit and financial guarantees written	59,147	62,401

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	388,934	58,197
Interest rate swaps	400,000	-
Forward interest rate contracts	91,378	48,461
Forward foreign exchange contracts	150	-

24.	FAIR VALUE OF ASSETS AND LIABILITIES

SFAS 107, Disclosures about Fair Value of Financial Instruments

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information.

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

	December 31, 2008		December 31, 2007
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$107,270	$107,270	$79,088	$79,088
Interest-bearing deposits in other banks	475	475	241	241
Federal funds sold	-	-	2,800	2,800
Investment securities	751,297	751,360	881,254	881,207
Net loans and leases, including loans held for sale	3,950,496	3,951,627	4,087,228	4,096,744
Accrued interest receivable	20,079	20,079	26,041	26,041

Financial liabilities
Deposits:
Noninterest-bearing deposits	627,094	627,094	665,034	665,034
Interest-bearing demand and savings deposits	1,530,150	1,530,150	1,640,030	1,640,030
Time deposits	1,754,322	1,763,388	1,697,655	1,698,013
Total deposits	3,911,566	3,920,089	4,002,719	4,003,077
Short-term borrowings	279,450	279,452	16,000	16,013
Long-term debt	649,257	593,492	916,019	897,009
Accrued interest payable (included in other liabilities)	12,861	12,861	17,610	17,610

Off-balance sheet financial instruments
Commitments to extend credit	835,579	4,178	1,347,958	6,740
Standby letters of credit and financial guarantees written	59,147	444	62,401	468
Interest rate options	388,934	3,574	58,197	131
Interest rate swaps	400,000	26,903	-	-
Forward interest rate contracts	91,378	(1,074)	48,461	(62)
Forward foreign exchange contracts	150	149	-	-

SFAS 157, Fair Value Measurements

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Available for sale securities	$882	$621,383	$14,244	$636,509
Available for sale privately-issued
mortgage-backed securities	-	-	106,091	106,091
Net derivatives	-	29,403	-	29,403
Total	$882	$650,786	$120,335	$772,003

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale privately-issued mortgage-backed securities (1)
	(Dollars in thousands)

Balance at January 1, 2008	$14,821	$-
Principal payments received on mortgage revenue bonds	(577)	-
Net transfers into/out of Level 3	-	106,091
Balance at December 31, 2008	$14,244	$106,091

Net unrealized gains (losses) included in net income for the year
relating to assets and liabilities held at December 31, 2008	$-	$-

(1) Represents available for sale privately-issued mortgage-backed securities previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	Level 1	Level 2	Level 3	Total	Total Losses
	(Dollars in thousands)

Loans held for sale (1)	$-	$10,450	$-	$10,450	$23,796
Impaired loans (1)	-	153,909	-	153,909	83,468
Mortgage servicing rights (2)	-	-	12,107	12,107	3,416
					$110,680

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.
(2) Represents fair market value of mortgage servicing rights, net of an impairment charge of $3.4 million.

25.	DECLARATION OF DIVIDENDS AND DIVIDEND POLICY

We initiated regular semi-annual cash dividends on the common stock in 1958. Beginning in 1988, we commenced paying regular quarterly cash dividends. Our Board of Directors, at a meeting held on October 29, 2008, declared a fourth quarter cash dividend of $0.10 per share, in addition to the three quarterly cash dividends previously declared, for a total of $0.70 per share for the year ended December 31, 2008. Restrictions on dividends are discussed in Note 27.

On January 28, 2009, our Board of Directors elected to suspend the payment of cash dividends effective immediately.

26.	SEGMENT INFORMATION

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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2008:
Net interest income	$129,432	$77,004	$(4,481)	$-	$201,955
Intersegment net interest income (expense)	(83,506)	58,883	8,618	16,005	-
Provision for loan and lease losses	(160,600)	(11,068)	-	-	(171,668)
Other operating income	350	44,202	10,875	(619)	54,808
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(44,590)	(81,102)	(5,499)	(47,352)	(178,543)
Administrative and overhead expense allocation	(5,672)	(38,563)	(367)	44,602	-
Income taxes	63,034	(9,670)	(3,167)	(884)	49,313
Net income (loss)	$(195,831)	$39,686	$5,979	$11,752	$(138,414)

At December 31, 2008
Investment securities	$-	$-	$751,297	$-	$751,297
Loans (including loans held for sale)	2,083,543	1,986,831	-	-	4,070,374
Other	(7,136)	217,146	300,810	99,870	610,690
Total assets	$2,076,407	$2,203,977	$1,052,107	$99,870	$5,432,361

Year ended December 31, 2007:
Net interest income	$176,543	$50,810	$(15,455)	$-	$211,898
Intersegment net interest income (expense)	(111,590)	80,155	7,135	24,300	-
Provision for loan and lease losses	(44,766)	(8,235)	-	-	(53,001)
Other operating income	269	36,847	7,651	1,037	45,804
Goodwill impairment	(48,000)	-	-	-	(48,000)
Other operating expense (excluding goodwill impairment)	(11,086)	(66,179)	(2,291)	(49,000)	(128,556)
Administrative and overhead expense allocation	(7,203)	(37,190)	(721)	45,114	-
Income taxes	(636)	(16,490)	1,080	(6,293)	(22,339)
Net income (loss)	$(46,469)	$39,718	$(2,601)	$15,158	$5,806

At December 31, 2007
Investment securities	$-	$-	$881,254	$-	$881,254
Loans (including loans held for sale)	2,228,739	1,950,538	-	-	4,179,277
Other	36,301	232,295	247,525	103,734	619,855
Total assets	$2,265,040	$2,182,833	$1,128,779	$103,734	$5,680,386

Year ended December 31, 2006:
Net interest income	$154,957	$61,679	$(5,787)	$-	$210,849
Intersegment net interest income (expense)	(92,849)	71,536	(2,753)	24,066	-
Provision for loan and lease losses	(71)	(1,279)	-	-	(1,350)
Other operating income	302	36,019	4,992	1,843	43,156
Other operating expense	(8,222)	(63,111)	(2,426)	(58,404)	(132,163)
Administrative and overhead expense allocation	(7,218)	(40,392)	(456)	48,066	-
Income taxes	(16,080)	(22,098)	2,205	(5,339)	(41,312)
Net income (loss)	$30,819	$42,354	$(4,225)	$10,232	$79,180

27.	PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2008, retained earnings of the parent company, Central Pacific Financial Corp., included $61.2 million of equity in undistributed income of CPB.

CPB, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2008, retained earnings of the bank totaled $58.9 million.

In December 2008, the members of the Board of Directors of Central Pacific Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the DFI to address certain issues that arose in the bank’s most recent regulatory examination in August 2008. The issues required to be addressed by management include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses and the re-evaluation, development and implementation of plans and the requirement to increase the bank’s leverage capital ratio to 9% within 120 days. The MOU also requires the bank to obtain approval from the FDIC and DFI for the payment of cash dividends by the bank to Central Pacific Financial Corp. We also must obtain approval from the FRB for the payment of cash dividends.

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

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized. As of December 31, 2008 and 2007, the Company’s and the bank’s regulatory capital ratios exceeded the minimum thresholds for a “well-capitalized” institution.

The following table sets forth actual and required capital and capital ratios for the Company and the bank as of the dates indicated:

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2008:
Tier 1 risk-based capital	$466,465	10.4%	$178,693	4.0%	$268,040	6.0%
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0
Leverage capital	466,465	8.8	211,648	4.0	264,560	5.0

As of December 31, 2007:
Tier 1 risk-based capital	$535,670	11.5%	$187,049	4.0%	$280,574	6.0%
Total risk-based capital	594,620	12.7	374,098	8.0	467,623	10.0
Leverage capital	535,670	9.8	218,477	4.0	273,096	5.0

Central Pacific Bank
As of December 31, 2008:
Tier 1 risk-based capital	$449,845	10.1%	$178,323	4.0%	$267,485	6.0%
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0
Leverage capital	449,845	8.5	210,707	4.0	263,384	5.0

As of December 31, 2007:
Tier 1 risk-based capital	$518,923	11.1%	$186,743	4.0%	$280,115	6.0%
Total risk-based capital	577,779	12.4	373,487	8.0	466,859	10.0
Leverage capital	518,923	9.5	218,143	4.0	272,679	5.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and cash equivalents	$10,270	$13,519
Investment securities available for sale	1,238	1,085
Investment in subsidiary bank, at equity in underlying net assets	613,917	762,251
Investment in other subsidiaries, at equity in underlying assets	516	371
Accrued interest receivable and other assets	12,702	8,818
Total assets	$638,643	$786,044

Liabilities and Shareholders' Equity
Long-term debt	$108,249	$108,249
Other liabilities	4,103	3,392
Total liabilities	112,352	111,641

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares, none issued	-	-
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 28,732,259 and 28,756,647 shares at
December 31, 2008 and 2007, respectively	403,176	403,304
Surplus	55,963	54,669
Retained earnings	63,762	222,644
Accumulated other comprehensive income (loss)	3,390	(6,214)
Total shareholders' equity	526,291	674,403

Total liabilities and shareholders' equity	$638,643	$786,044

Central Pacific Financial Corp.
Condensed Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$24,900	$74,098	$20,473
Dividends from other subsidiaries	9	38	39
Interest income:
Interest and dividends on investment securities	18	19	19
Interest from subsidiary banks	44	51	61
Other income	337	273	253
Total income	25,308	74,479	20,845

Expense:
Interest on long-term debt	6,567	8,781	8,448
Other expenses	5,614	4,378	3,987
Total expenses	12,181	13,159	12,435

Income before income taxes and equity in undistributed
income of subsidiaries	13,127	61,320	8,410
Income taxes	(6,408)	(6,881)	(7,125)
Income before equity in undistributed income of subsidiaries	19,535	68,201	15,535

Equity in undistributed income (loss) of subsidiary banks	(157,973)	(62,228)	64,059
Equity in undistributed income (loss) of other subsidiaries	24	(167)	(414)
Net income (loss)	$(138,414)	$5,806	$79,180

Central Pacific Financial Corp.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(138,414)	$5,806	$79,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(2,009)	(1,768)	2,154
Equity in undistributed (income) loss of subsidiary banks	157,973	62,228	(64,059)
Equity in undistributed (income) loss of other subsidiaries	(24)	167	414
Share-based compensation	-	130	130
Other, net	1,227	18,511	1,689
Net cash provided by operating activities	18,753	85,074	19,508

Cash flows from investing activities
Investment in and advances to subsidiaries	-	-	(10,000)
Distribution of capital by subsidiaries	6	1,940	-
Distribution from unconsolidated subsidiaries	15	-	-
Contributions to unconsolidated subsidiaries	(751)	(1,362)	(3,004)
Net cash provided by (used in) investing activities	(730)	578	(13,004)

Cash flows from financing activities
Proceeds from stock option exercises	600	2,712	3,658
Repurchases of common stock	(1,760)	(54,905)	-
Dividends paid	(20,112)	(29,631)	(26,897)
Net cash used in financing activities	(21,272)	(81,824)	(23,239)

Net increase (decrease) in cash and cash equivalents	(3,249)	3,828	(16,735)

Cash and cash equivalents
At beginning of year	13,519	9,691	26,426
At end of year	$10,270	$13,519	$9,691

28.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2008:
Interest income	$81,125	$76,608	$74,486	$71,733	$303,952
Interest expense	30,268	25,224	23,902	22,603	101,997
Net interest income	50,857	51,384	50,584	49,130	201,955
Provision for loan and lease losses	34,272	87,800	22,900	26,696	171,668
Net interest income (loss) after provision
for loan and lease losses	16,585	(36,416)	27,684	22,434	30,287
Investment securities gains	-	253	12	-	265
Income (loss) before income taxes	(596)	(184,768)	1,929	(4,292)	(187,727)
Net income (loss)	1,658	(146,258)	3,041	3,145	(138,414)
Basic earnings (loss) per share	0.06	(5.10)	0.11	0.10	(4.83)
Diluted earnings (loss) per share	0.06	(5.10)	0.11	0.10	(4.83)

2007:
Interest income	$86,417	$87,533	$88,417	$87,510	$349,877
Interest expense	32,730	34,650	35,587	35,012	137,979
Net interest income	53,687	52,883	52,830	52,498	211,898
Provision for loan and lease losses	2,600	1,000	21,200	28,201	53,001
Net interest income after provision for
loan and lease losses	51,087	51,883	31,630	24,297	158,897
Investment securities losses	-	-	-	(1,715)	(1,715)
Income before income taxes	31,763	32,090	11,829	(47,537)	28,145
Net income	20,135	21,016	9,107	(44,452)	5,806
Basic earnings (loss) per share	0.66	0.69	0.30	(1.51)	0.19
Diluted earnings (loss) per share	0.65	0.68	0.30	(1.51)	0.19

Net income in the fourth quarter of 2007 included an income tax benefit of $2.0 million related to true up adjustments recorded to correct certain prior period income tax errors which were considered immaterial to each of the respective periods (see Note 1).

29.	SUBSEQUENT EVENTS

On January 9, 2009, we issued and sold 135,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury (the “U.S. Treasury”) for an aggregate purchase price of $135.0 million in cash under the Troubled Asset Relief Program of the Emergency Economic Stabilization Act of 2008. In connection with the purchase, we also issued to the U.S. Treasury a ten-year warrant to purchase up to 1,585,748 shares of the Company’s voting common stock at an exercise price of $12.77 per share.

On February 20, 2009, we sold certain residential mortgage loans with an aggregate carrying value of $98.4 million. The proceeds received equaled the carrying value of these loans. Accordingly, no gain or loss was recognized in connection with the sale.

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “DIRECTORS' AND EXECUTIVE OFFICERS' INFORMATION” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “CORPORATE GOVERNANCE AND BOARD MATTERS - Code of Conduct & Ethics” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “COMPENSATION COMMITTEE REPORT” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “INTRODUCTION—Principal Shareholders,” and “INTRODUCTION—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

The following table provides information as of December 31, 2008 regarding securities issued under our equity compensation plans that were in effect during fiscal 2008.

(c)
Number of securities
remaining
	(a)	(b)	available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,142,259	$25.30	1,433,348
Equity compensation plans not approved by security holders	—	—	—
Total	1,142,259	$25.30	1,433,348

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE AND BOARD MATTERS - Director Independence and Relationships, and Loans to Related Persons” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

Information concerning director independence is incorporated by reference from the section entitled “CORPORATE GOVERNANCE AND BOARD MATTERS - Director Independence and Relationships” of the Company’s Proxy Statement to be filed within 120 days of the fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference from the section entitled “DISCUSSION OF PROPOSALS RECOMMENDED BY THE BOARD OF DIRECTORS - PROPOSAL 2 - RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for the Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a) 2.
All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.	Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1).

3.2	Bylaws of the Registrant, as amended *

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (2).

4.2	Amendment One to Rights Agreement, dated as of August 26, 2008, between Registrant and the Rights Agent (3).

4.3	Statement of Issuance of Shares of Preferred or Special Classes in Series Relating to the Fixed Rate Cumulative Preferred Stock, dated as of December 31, 2008 (4).

4.4	Warrant to purchase up to 1,585,748 shares of Common Stock, issued on January 9, 2009 (5).

4.5	Amendment Two to Rights Agreement, dated as of February 25, 2009, by and between Central Pacific Financial Corp. and Wells Fargo Bank, N.A. *

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. *

10.2	Split Dollar Life Insurance Plan (6)(13).

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (7)(13).

10.4	The Registrant’s 1997 Stock Option Plan, as amended (7)(13).

10.5	The Registrant’s Directors’ Deferred Compensation Plan (8)(13).

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (9)(13).

Exhibit No.	Document
10.7	Amendment No. 2008-1 to the Registrant’s 2004 Stock Compensation Plan (13) *

10.8	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (10)(13).

10.9	Employment Agreement, effective as of August 1, 2008, by and between the Registrant and Ronald K. Migita (portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.10	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (10)(13).

10.11	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (10)(13).

10.12	Employment Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (11)(13).

10.13	Form of Restricted Stock Award Agreement (9)(13).

10.14	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (12)(13).

10.15	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (13) *

10.16	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (12)(13).

10.17	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (13) *

10.18	The Registrant’s Long-Term Executive Incentive Plan (13)(14).

10.19	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (13) *

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (13)(15).

10.21	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan Dated December 31, 2008 (13) *

10.22	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (13)(16).

10.23	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (17).

10.24	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury (18).

10.25	Change in Control Severance Agreement dated March 11, 2008 by and between the Registrant and Denis K. Isono (13) *

10.26	Change in Control Severance Agreement dated March 11, 2008 by and between the Registrant and Curtis Chinn (13) *

14.1	The Registrant’s Code of Conduct and Ethics (19).

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (19).

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

Exhibit No.	Document
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

(1)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

(2)	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form-8A, filed with the Securities and Exchange Commission on September 16, 1998.

(3)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2008.

(4)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2009.

(5)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2009.

(6)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(7)	Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(8)	Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(9)	Filed as Exhibits 10.8 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(10)	Filed as Exhibits 10.3, 10.7 and 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(11)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on December 13, 2004.

(12)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(13)	Denotes management contract or compensation plan or arrangement.

(14)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(15)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2008.

(17)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008.

(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2009.

(19)	Filed as Exhibits 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ Ronald K. Migita
Ronald K. Migita Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald K. Migita	Chairman, President and Chief Executive Officer	February 27, 2009
Ronald K. Migita	(Principal Executive Officer)

/s/ Dean K. Hirata	Chief Financial Officer (Principal Financial Officer	February 27, 2009
Dean K. Hirata	and Principal Accounting Officer)

/s/ Richard J. Blangiardi	Director	February 27, 2009
Richard J. Blangiardi

/s/ Christine H. H. Camp	Director	February 27, 2009
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 27, 2009
Earl E. Fry

/s/ B. Jeannie Hedberg	Director	February 27, 2009
B. Jeannie Hedberg

/s/ Dennis I. Hirota	Director	February 27, 2009
Dennis I. Hirota

	Director	February 27, 2009
Paul J. Kosasa

/s/ Colbert M. Matsumoto	Director	February 27, 2009
Colbert M. Matsumoto

/s/ Crystal K. Rose	Director	February 27, 2009
Crystal K. Rose

/s/ Mike K. Sayama	Director	February 27, 2009
Mike K. Sayama

/s/ Maurice H. Yamasato	Director	February 27, 2009
Maurice H. Yamasato

/s/ Dwight L. Yoshimura	Director	February 27, 2009
Dwight L. Yoshimura