Form 10-K/A
period 2008-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2009-03-02
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission on February 27, 2009 (the “Original Filing”). The Registrant is filing this Amendment solely to add the Consolidated Statements of Cash Flows and Exhibit 21 “Subsidiaries of the Registrant” which were inadvertently omitted from the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events.

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

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(138,414)	$5,806	$79,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	171,668	53,001	1,350
Goodwill impairment	94,279	48,000	-
Depreciation and amortization	8,060	7,161	6,597
Amortization and impairment of other intangible assets	8,412	4,992	6,120
Write down of assets	23,796	-	-
Foreclosed asset expense	7,360	-	-
Net amortization of investment securities	1,821	2,566	2,757
Deferred income tax benefit	(17,497)	(20,973)	(3,421)
Share-based compensation	2,087	2,857	3,478
Net loss (gain) on investment securities available for sale	(265)	1,715	1,510
Net gain on sales of residential loans	(7,717)	(5,389)	(4,863)
Net loss on sale of commercial real estate loans	1,874	-	-
Proceeds from sales of trading securities	4,986	-	-
Proceeds from sales of loans held for sale	1,406,271	965,649	520,913
Originations of loans held for sale	(1,233,736)	(971,163)	(482,181)
Tax benefits from share-based compensation	(40)	(56)	(921)
Equity in earnings of unconsolidated subsidiaries	(561)	(703)	(576)
Increase in cash surrender value of bank-owned life insurance	(4,892)	(5,834)	(4,068)
Ineffective portion of derivative	(2,098)	-	-
Loss on counterparty financing transaction	2,841	-	-
Decrease (increase) in income tax receivable	(40,912)	(3,593)	5,081
Net increase in other assets and liabilities	(13,335)	(4,004)	(13,185)
Net cash provided by operating activities	273,988	80,032	117,771
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	471,605	815,750	741,865
Proceeds from sales of investment securities available for sale	10,735	117,714	107,483
Purchases of investment securities available for sale	(406,155)	(924,595)	(832,620)
Proceeds from maturities of and calls on investment securities held to maturity	36,899	18,975	6,326
Proceeds from sales of securities held to maturity	454	-	-
Net loan originations	(395,074)	(294,597)	(293,970)
Purchases of loans and loan portfolios	-	(13,721)	-
Proceeds from sales of loans originated for investment	112,871	-	-
Proceeds from sales of securitized residential mortgage loans	20,838	-	-
Proceeds from sales of other real estate	2,000	-	-
Purchase of bank-owned life insurance	(250)	(25,000)	(30,000)
Proceeds from bank-owned life insurance	1,224	1,774	-
Purchases of premises and equipment	(6,278)	(12,660)	(11,370)
Distributions from unconsolidated subsidiaries	667	630	767
Contributions to unconsolidated subsidiaries	(880)	(7,109)	(3,040)
Acquisition of businesses and minority interests, net of cash acquired	(6,738)	(468)	(975)
Net cash used in investing activities	(158,082)	(323,307)	(315,534)
Cash flows from financing activities:
Net increase (decrease) in deposits	(91,153)	158,236	202,239
Proceeds from long-term debt	30,000	250,000	225,000
Repayments of long-term debt	(271,291)	(73,404)	(232,824)
Net increase (decrease) in short-term borrowings	263,450	(63,308)	(3,426)
Cash dividends paid	(20,112)	(29,631)	(26,897)
Tax benefits from share-based compensation	40	56	921
Repurchases of common stock	(1,760)	(54,905)	-
Proceeds from issuance of common stock and stock option exercises	536	2,712	3,658
Net cash provided by (used in) financing activities	(90,290)	189,756	168,671
Net increase (decrease) in cash & cash equivalents	25,616	(53,519)	(29,092)
Cash and cash equivalents:
At beginning of year	82,129	135,648	164,740
At end of year	$107,745	$82,129	$135,648
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$106,746	$135,702	$104,356
Income taxes	13,857	38,261	47,223
Cash received during the year for:
Income taxes	3,364	-	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$94	$43	$43
Net reclassification of loans to other real estate	17,842	-	-
Net transfer of loans to loans held for sale	167,354	-	-
Securitization of residential mortgage loans into trading mortgage backed securities	4,995	-	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	10,936	-	-
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

Dated: March 2, 2009
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ Ronald K. Migita
Ronald K. Migita Chairman, President and Chief Executive Officer