Form 10-Q
period 2009-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2009-05-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of registrant’s common stock, no par value, on May 1, 2009 was 28,741,504 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2009 and December 31, 2008

Consolidated Statements of Income Three months ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows Three months ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company's stock; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K/A for the last fiscal year. The Company does not update any of its forward-looking statements.

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)	March 31, 2009	December 31, 2008

Assets
Cash and due from banks	$78,170	$107,270
Interest-bearing deposits in other banks	10,199	475
Federal funds sold	7,000	-
Investment securities:
Available for sale	933,215	742,600
Held to maturity (fair value of $7,622 at March 31, 2009 and $8,759 at December 31, 2008)	7,523	8,697
Total investment securities	940,738	751,297

Loans held for sale	63,056	40,108

Loans and leases	3,818,900	4,030,266
Less allowance for loan and lease losses	122,286	119,878
Net loans and leases	3,696,614	3,910,388

Premises and equipment, net	77,828	81,059
Accrued interest receivable	20,887	20,079
Investment in unconsolidated subsidiaries	14,338	15,465
Other real estate	16,558	11,220
Goodwill	152,689	152,689
Other intangible assets	43,122	39,783
Bank-owned life insurance	136,437	135,371
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	47,728	42,400
Other assets	77,398	75,960
Total assets	$5,431,559	$5,432,361

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$612,045	$627,094
Interest-bearing demand	511,919	472,269
Savings and money market	1,290,521	1,057,881
Time	1,588,088	1,754,322
Total deposits	4,002,573	3,911,566

Short-term borrowings	83,474	279,450
Long-term debt	623,903	649,257
Other liabilities	54,227	55,748
Total liabilities	4,764,177	4,896,021

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares at March 31, 2009 and none at December 31, 2008	127,836	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
28,740,217 shares at March 31, 2009 and 28,732,259 shares at December 31, 2008	403,203	403,176
Surplus	62,276	55,963
Retained earnings	64,524	63,762
Accumulated other comprehensive income (loss)	(500)	3,390
Total shareholders' equity	657,339	526,291
Non-controlling interest	10,043	10,049
Total equity	667,382	536,340
Total liabilities and equity	$5,431,559	$5,432,361
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2009	2008

Interest income:
Interest and fees on loans and leases	$56,505	$70,294
Interest and dividends on investment securities:
Taxable interest	8,729	9,271
Tax-exempt interest	1,171	1,389
Dividends	3	24
Interest on deposits in other banks	-	4
Interest on Federal funds sold and securities purchased under agreements to resell	-	21
Dividends on Federal Home Loan Bank stock	-	122
Total interest income	66,408	81,125

Interest expense:
Interest on deposits:
Demand	321	137
Savings and money market	2,863	3,785
Time	9,894	14,729
Interest on short-term borrowings	238	1,923
Interest on long-term debt	6,619	9,694
Total interest expense	19,935	30,268

Net interest income	46,473	50,857
Provision for loan and lease losses	26,750	34,272
Net interest income after provision for loan and lease losses	19,723	16,585

Other operating income:
Service charges on deposit accounts	3,537	3,543
Other service charges and fees	3,320	3,415
Income from fiduciary activities	970	1,005
Equity in earnings of unconsolidated subsidiaries	274	283
Fees on foreign exchange	116	194
Investment securities losses	(150)	-
Loan placement fees	248	153
Net gain on sales of residential loans	4,009	1,798
Income from bank-owned life insurance	1,070	1,870
Other	2,290	2,018
Total other operating income	15,684	14,279

Other operating expense:
Salaries and employee benefits	16,260	17,364
Net occupancy	3,279	2,853
Equipment	1,512	1,395
Amortization and impairment of other intangible assets	1,421	1,169
Communication expense	1,139	1,085
Legal and professional services	2,716	2,413
Computer software expense	912	863
Advertising expense	755	682
Foreclosed asset expense	135	2,590
Write down of assets	435	-
Other	9,134	1,046
Total other operating expense	37,698	31,460

Loss before income taxes	(2,291)	(596)
Income tax benefit	(4,920)	(2,254)
Net income	2,629	1,658
Preferred stock dividends and accretion	1,867	-
Net income available to common shareholders	$762	$1,658

Per common share data:
Basic earnings per share	$0.03	$0.06
Diluted earnings per share	0.03	0.06
Cash dividends declared	-	0.25

Shares used in computation:
Basic shares	28,681	28,686
Diluted shares	28,692	28,801
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$2,629	$1,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	26,750	34,272
Depreciation and amortization	2,090	1,864
Gain on sale of premises and equiptment	(3,612)	-
Write down of assets	435	-
Foreclosed asset expense	135	2,590
Amortization and impairment of other intangible assets	1,421	1,169
Net amortization of investment securities	674	462
Share-based compensation	(437)	612
Net loss on investment securities	150	-
Deferred income tax expense	3,412	6,776
Net gain on sales of residential loans	(4,009)	(1,798)
Ineffective portion of derivatives	184	-
Proceeds from sales of loans held for sale	542,074	353,790
Originations of loans held for sale	(561,013)	(352,083)
Tax benefits from share-based compensation	-	(40)
Equity in earnings of unconsolidated subsidiaries	(274)	(283)
Increase in cash surrender value of bank-owned life insurance	(1,066)	(1,870)
Increase in income tax receivable	(5,328)	(9,419)
Net change in other assets and liabilities	(7,105)	(11,445)
Net cash provided by (used in) operating activities	(2,890)	26,255

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	59,080	201,684
Proceeds from sales of investment securities available for sale	2,135	-
Purchases of investment securities available for sale	(245,902)	(213,065)
Proceeds from maturities of and calls on investment securities held to maturity	1,162	19,187
Net loan originations	66,693	(151,089)
Proceeds from sales of loans originated for investment	98,444	-
Proceeds from sale of other real estate	201	-
Proceeds from bank-owned life insurance	-	843
Proceeds from sale of premises and equipment	7,207	-
Purchases of premises and equipment	(2,454)	(2,527)
Distributions from unconsolidated subsidiaries	553	620
Net cash used in investing activities	(12,881)	(144,347)

Cash flows from financing activities:
Net increase (decrease) in deposits	91,007	(222,698)
Proceeds from long-term debt	-	30,000
Repayments of long-term debt	(25,268)	(30,365)
Net increase (decrease) in short-term borrowings	(195,976)	352,375
Cash dividends paid on common stock	-	(7,190)
Cash dividends paid on preferred stock	(675)	-
Tax benefits from share-based compensation	-	40
Repurchases of common stock	-	(1,825)
Net proceeds from issuance of common stock and stock option exercises	50	194
Net proceeds from issuance of preferred stock and warrants	134,257	-
Net cash provided by financing activities	3,395	120,531

Net increase (decrease) in cash and cash equivalents	(12,376)	2,439
Cash and cash equivalents at beginning of period	107,745	82,129
Cash and cash equivalents at end of period	$95,369	$84,568

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,681	$31,190
Income taxes	1,531	1,315
Cash received during the period for:
Income taxes	192	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$23	$20
Net reclassification of loans to other real estate	5,539	2,000
Net transfer of loans to loans held for sale	-	60,080
Securitization of residential mortgage loans into available for sale mortgage backed securities	15,823	-
Dividends accrued on preferred stock	863	-
Accretion of preferred stock discount	329	-
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K/A for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity for any periods presented.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted the following new accounting pronouncements:

•	FSP FAS 157-2 – FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,”

•	FSP FAS 142-3 - FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,”

•	SFAS 141(R) – Statement of Financial Accounting Standards No. 141(R), “Business Combinations,”

•	SFAS 160 – Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,”

•	SFAS 161 – Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133,” and

•	FSP EITF 03-6-1 – FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

The adoption of these pronouncements did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. We plan to adopt these FSPs effective beginning April 1, 2009 and are assessing the potential impact that the adoption of these FSPs may have on our consolidated financial statements and related disclosures.

3.   INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
March 31, 2009
Held to Maturity
States and political subdivisions	$1,420	$9	$-	$1,429
U.S. Government sponsored entities mortgage-backed securities	6,103	90	-	6,193
Total	$7,523	$99	$-	$7,622

Available for Sale
U.S. Government sponsored entities debt securities	$148,539	$1,715	$(68)	$150,186
States and political subdivisions	122,572	1,438	(1,070)	122,940
U.S. Government sponsored entities mortgage-backed securities	561,201	10,293	(2,630)	568,864
Privately-issued mortgage-backed securities	107,120	-	(16,640)	90,480
Other	957	-	(212)	745
Total	$940,389	$13,446	$(20,620)	$933,215

December 31, 2008
Held to Maturity
States and political subdivisions	$1,984	$8	$-	$1,992
U.S. Government sponsored entities mortgage-backed securities	6,713	68	(14)	6,767
Total	$8,697	$76	$(14)	$8,759

Available for Sale
U.S. Government sponsored entities debt securities	$98,819	$1,335	$(225)	$99,929
States and political subdivisions	126,427	1,003	(3,040)	124,390
U.S. Government sponsored entities mortgage-backed securities	403,031	8,615	(338)	411,308
Privately-issued mortgage-backed securities	111,308	-	(5,217)	106,091
Other	1,106	-	(224)	882
Total	$740,691	$10,953	$(9,044)	$742,600

The amortized cost and estimated fair value of investment securities at March 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$920	$923
Due after one year through five years	500	506
Mortgage-backed securities	6,103	6,193
Total	$7,523	$7,622

Available for Sale
Due in one year or less	$3,768	$3,786
Due after one year through five years	118,930	120,117
Due after five years through ten years	107,200	108,546
Due after ten years	41,213	40,677
Mortgage-backed securities	668,321	659,344
Other	957	745
Total	$940,389	$933,215

Proceeds from sales of investment securities available for sale were $2.1 million for the three months ended March 31, 2009, resulting in gross realized losses of $0.2 million. There were no sales of available for sale securities during the three months ended March 31, 2008.

Investment securities of $727.7 million at March 31, 2009 were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Provided below is a summary of investment securities which were in an unrealized loss position at March 31, 2009 and December 31, 2008. There were a total of 51 and 67 securities in an unrealized loss position at March 31, 2009 and December 31, 2008, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At March 31, 2009:
U.S. Government sponsored entities
debt securities	$34,860	$(68)	$-	$-	$34,860	$(68)
States and political subdivisions	31,192	(910)	3,058	(160)	34,250	(1,070)
U.S. Government sponsored entities
mortgage-backed securities	181,314	(2,528)	7,069	(102)	188,383	(2,630)
Privately issued mortgage backed-securities	7,636	(430)	82,844	(16,210)	90,480	(16,640)
Other	745	(212)	-	-	745	(212)
Total temporarily impaired securities	$255,747	$(4,148)	$92,971	$(16,472)	$348,718	$(20,620)

At December 31, 2008:
U.S. Government sponsored entities
debt securities	$9,969	$(31)	$13,598	$(194)	$23,567	$(225)
States and political subdivisions	44,933	(3,021)	536	(19)	45,469	(3,040)
U.S. Government sponsored entities
mortgage-backed securities	7,525	(30)	18,956	(322)	26,481	(352)
Privately issued mortgage backed-securities	53,388	(3,343)	52,703	(1,874)	106,091	(5,217)
Other	882	(224)	-	-	882	(224)
Total temporarily impaired securities	$116,697	$(6,649)	$85,793	$(2,409)	$202,490	$(9,058)

The declines in market value were primarily attributable to changes in interest rates and disruptions in the credit and financial markets. Because we have the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, and expect to receive all future principal and interest payments, we do not consider these investments to be other-than-temporarily impaired.

4.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial, financial and agricultural	$341,273	$384,473
Real estate:
Construction	1,113,204	1,127,162
Mortgage - residential	950,562	1,073,039
Mortgage - commercial	1,199,092	1,215,857
Consumer	167,727	180,131
Leases	54,363	58,411
	3,826,221	4,039,073
Unearned income	(7,321)	(8,807)
Total loans and leases	$3,818,900	$4,030,266

Impaired loans requiring an allowance for loan and lease losses at March 31, 2009 and December 31, 2008 (see Note 5 for related allowance for loan and lease losses for impaired loans) amounted to $94.3 million and $90.6 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan and lease losses at March 31, 2009 and December 31, 2008 amounted to $69.6 million and $82.5 million, respectively.

On February 20, 2009, we sold certain residential mortgage loans originated for investment with an aggregate carrying value of $98.4 million. No gain or loss was recorded on the sale as the carrying value of these loans equaled the proceeds received.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$119,878	$92,049
Provision for loan and lease losses	26,750	34,272
	146,628	126,321

Charge-offs	(24,815)	(54,810)
Recoveries	473	597
Net charge-offs	(24,342)	(54,213)
Balance, end of period	$122,286	$72,108

The increase in the Allowance in the first quarter of 2009 was primarily due to increases in the number of loans that were downgraded, increases in our loan loss factors for specified loan pools and increases in specific reserves on certain impaired loans. The increase in our Allowance was deemed appropriate in response to the increase in nonaccrual loans (excluding loans held for sale) and reflects the reduced value of the collateral supporting our impaired loans, as well as increased credit risk in other parts of our loan portfolio. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

6.      SECURITIZATIONS

During the three months ended March 31, 2009, we securitized certain residential mortgage loans with an outstanding principal balance of $15.8 million with a U.S. Government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans. We recorded $0.1 million of servicing assets related to this securitizations during the three months ended March 31, 2009. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income in accordance with SFAS 156.

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $26.5 million at March 31, 2009. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets in accordance with SFAS 157. Unrealized gains on unsold mortgage-backed securities were recorded in other comprehensive income and were $0.6 million at March 31, 2009.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

At the end of the first quarter of 2009, we experienced a decline in our market capitalization which we determined to be an indicator that an impairment test was required under SFAS 142. As a result of the impairment test performed, we determined that our goodwill was not impaired. All remaining goodwill at March 31, 2009 is attributable to our Hawaii Market reporting unit.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the three months ended March 31, 2009:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$26,076	$12,107	$1,330	$270	$39,783
Additions	-	4,760	-	-	4,760
Amortization	(669)	(702)	(35)	(15)	(1,421)
Balance, end of period	$25,407	$16,165	$1,295	$255	$43,122

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $4.8 million for the three months ended March 31, 2009, compared to $0.8 million for the three months ended March 31, 2008. The fair value of our mortgage servicing rights was $17.1 million and $12.1 million at March 31, 2009 and December 31, 2008, respectively.

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(19,235)	$25,407	$44,642	$(18,566)	$26,076
Mortgage servicing rights	28,387	(12,222)	16,165	23,627	(11,520)	12,107
Customer relationships	1,400	(105)	1,295	1,400	(70)	1,330
Non-compete agreements	300	(45)	255	300	(30)	270
	$74,729	$(31,607)	$43,122	$69,969	$(30,186)	$39,783

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of March 31, 2009, estimated amortization expense for the remainder of fiscal 2009, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2009 (remainder)	$2,006	$2,164	$105	$45	$4,320
2010	2,674	2,795	140	60	5,669
2011	2,674	2,306	140	60	5,180
2012	2,674	1,924	140	60	4,798
2013	2,674	1,606	140	30	4,450
2014	2,674	1,334	140	-	4,148
Thereafter	10,031	4,036	490	-	14,557
	$25,407	$16,165	$1,295	$255	$43,122

8.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. As required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments under SFAS 133, we record the effective portion of the changes in the fair value of the derivative in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

Interest Rate Swap

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2009, we entered into interest rate lock and forward sale commitments on $244.9 million and $111.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009	Fair Value at December 31, 2008
		(Dollars in thousands)

Interest rate contracts	Other assets	$28,770	$26,903	$-	$-

Derivatives not designated as hedging instruments under SFAS 133

Interest rate contracts	Other assets /	$1,703	$3,815	$897	$1,314
	other liabilities

Total derivatives		$30,473	$30,718	$897	$1,314

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

	Three Months Ended March 31, 2009
Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Dollars in thousands)

Interest rate contracts	$16,093	$2,000	$(184)

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

	Three Months Ended March 31, 2009
Derivatives not in SFAS 133 Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	(Dollars in thousands)

Interest rate contracts	Other operating income	$(1,694)

9.           EQUITY

In January 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan (“CPP”) of the Emergency Stabilization Act of 2008, we issued and sold to the United States Department of the Treasury (“U.S. Treasury”) (i) 135,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, no par value, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 1,585,748 shares of the Company’s voting common stock, no par value, at an exercise price of $12.77 per share, for an aggregate purchase price of $135.0 million in cash. This capital is considered Tier 1 capital and ranks senior to common stock.

The preferred stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred stock can be redeemed at the issuer’s option after three years for the liquidation amount plus any accrued and unpaid dividends. Prior to the end of three years, the preferred stock may be redeemed at the issuer’s option with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred stock or common stock. Redemption of the preferred stock can occur only if the stock is replaced with a similar class of capital. Dividends paid on the preferred stock are cumulative. The warrant has a ten year term and is exercisable immediately, in whole or in part, over the term of ten years. Any common shares issued under the exercise of the warrant are voting shares. If the Company raises common or perpetual preferred equity equal to or at least 100% of the preferred stock issued under TARP by December 31, 2009, the number of convertible shares relating to the warrant shall be reduced by 50%. The terms of TARP also include certain limitation on executive compensation.

In conjunction with the issuance of the preferred stock and stock warrant, the stock warrant was allocated a portion of the $135.0 million issuance proceeds as required by current accounting standards. The proceeds were allocated to the preferred stock and surplus based on their relative fair values. Accordingly, the value of the stock warrant was determined to be $6.75 million, which was allocated from the proceeds and recorded in surplus on our consolidated balance sheet. This non-cash amount is considered a discount on the preferred stock and is accreted against retained earnings over a five year period using the interest method and is reflected in our consolidated statement of income as preferred stock dividends and accretion. For the three months ended March 31, 2009, we recorded $0.3 million in accretion of the preferred stock discount. The warrant is included in our diluted average common shares outstanding (subject to anti-dilution).

10.   SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the three months ended March 31, 2009:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	902,398	$26.48
Changes during the period:
Granted	139,061	3.95
Expired	(3,648)	36.15
Forfeited	(750)	18.88
Outstanding at March 31, 2009	1,037,061	23.43

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2009 and 2008 was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2009	2008

Expected volatility	54.6%	32.0%
Risk free interest rate	2.5%	2.8%
Expected dividends	0.8%	5.3%
Expected life (in years)	5.5	6.5
Weighted average fair value	$1.85	$3.50

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the three months ended March 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	33,620	$34.23
Changes during the period:
Vested	(3,000)	35.10
Nonvested at March 31, 2009	30,620	34.15

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

There was no activity related to performance shares for both the 2005 LTIP and 2008 LTIP during the three months ended March 31, 2009. No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the three months ended March 31, 2009. The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the three months ended March 31, 2009:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	237,935	$20.74
Changes during the period:
Vested	(22,147)	35.17
Outstanding at March 31, 2009	215,788	19.26

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Unrealized holding gains (losses) on available-for-sale investment securities	$(7,174)	$1,909
Unrealized holding gains on derivatives	26,857	24,806
Pension adjustments	(20,517)	(21,058)
Tax effect	334	(2,267)
Accumulated other comprehensive income (loss), net of tax	$(500)	$3,390

Components of comprehensive income (loss) for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Net income	$2,629	$1,658
Unrealized gain (loss) on investment securities, net of taxes	(5,443)	3,945
Unrealized gain on derivatives, net of taxes	1,230	2,735
Pension adjustments, net of taxes	323	111
Comprehensive income (loss)	$(1,261)	$8,449

12.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Interest cost	$450	$451
Expected return on assets	(350)	(574)
Amortization of unrecognized loss	525	186
Net periodic cost	$625	$63

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Service cost	$26	$75
Interest cost	116	138
Amortization of unrecognized transition obligation	9	5
Amortization of prior service cost	5	5
Amortization of unrecognized (gain) loss	1	(8)
Net periodic cost	$157	$215

13.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008

Net income	$2,629	$1,658
Preferred stock dividends and accretion	1,867	-
Net income available to common shareholders	$762	$1,658

Weighted average shares outstanding - basic	28,681	28,686
Dilutive effect of employee stock options and awards	11	115
Weighted average shares outstanding - diluted	28,692	28,801

Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.03	$0.06

A total of 1,080,893 and 812,978 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2009 and 2008, respectively, as their effect was antidilutive.

14.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2009
Available for sale securities	$745	$827,884	$14,106	$842,735
Available for sale privately-issued
mortgage-backed securities	-	-	90,480	90,480
Net derivatives	-	29,576	-	29,576
Total	$745	$857,460	$104,586	$962,791

December 31, 2008
Available for sale securities	$882	$621,383	$14,244	$636,509
Available for sale privately-issued
mortgage-backed securities	-	-	106,091	106,091
Net derivatives	-	29,403	-	29,403
Total	$882	$650,786	$120,335	$772,003

For the three months ended March 31, 2009 and 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale privately-issued mortgage-backed securities (1)
	(Dollars in thousands)

Balance at January 1, 2009	$14,244	$106,091
Principal payments received	(138)	(4,188)
Unrealized net losses included in other comprehensive income	-	(11,423)
Balance at March 31, 2009	$14,106	$90,480

Balance at January 1, 2008	$14,821	$-
Principal payments received	(146)	-
Balance at March 31, 2008	$14,675	$-

(1) Represents available for sale privately-issued mortgage-backed securities previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2009 and December 31, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2009
Loans held for sale (1)	$-	$4,616	$-	$4,616
Impaired loans (1)	-	153,382	-	153,382

December 31, 2008
Loans held for sale (1)	$-	$10,450	$-	$10,450
Impaired loans (1)	-	153,909	-	153,909
Mortgage servicing rights (2)	-	-	12,107	12,107

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents fair market value of mortgage servicing rights, net of an impairment charge of $3.4 million.

15.  SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The majority of the Company's net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended March 31, 2009:
Net interest income	$24,932	$17,455	$4,086	$-	$46,473
Intersegment net interest income (expense)	(13,797)	12,850	(1,553)	2,500	-
Provision for loan and lease losses	(24,000)	(2,750)	-	-	(26,750)
Other operating income	181	10,408	1,277	3,818	15,684
Other operating expense	(5,222)	(20,222)	(803)	(11,451)	(37,698)
Administrative and overhead expense allocation	(1,197)	(8,589)	(92)	9,878	-
Income taxes	6,747	134	(681)	(1,280)	4,920
Net income (loss)	$(12,356)	$9,286	$2,234	$3,465	$2,629

Three months ended March 31, 2008:
Net interest income	$37,045	$17,111	$(3,299)	$-	$50,857
Intersegment net interest income (expense)	(24,463)	18,398	2,126	3,939	-
Provision for loan and lease losses	(33,300)	(972)	-	-	(34,272)
Other operating income	58	10,958	2,979	284	14,279
Other operating expense	(5,274)	(17,499)	(609)	(8,078)	(31,460)
Administrative and overhead expense allocation	2,683	(9,528)	(91)	6,936	-
Income taxes	8,138	(5,174)	9	(719)	2,254
Net income (loss)	$(15,113)	$13,294	$1,115	$2,362	$1,658

At March 31, 2009:
Investment securities	$-	$-	$940,738	$-	$940,738
Loans and leases (including loans held for sale)	2,018,152	1,863,804	-	-	3,881,956
Other	2,828	217,229	290,849	97,959	608,865
Total assets	$2,020,980	$2,081,033	$1,231,587	$97,959	$5,431,559

At December 31, 2008:
Investment securities	$-	$-	$751,297	$-	$751,297
Loans and leases (including loans held for sale)	2,083,543	1,986,831	-	-	4,070,374
Other	(7,136)	217,146	300,810	99,870	610,690
Total assets	$2,076,407	$2,203,977	$1,052,107	$99,870	$5,432,361

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

Central Pacific Bank is a full-service community bank with 39 branches and more than 100 ATMs located throughout the State of Hawaii. The Bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The Bank also has offices in California serving customers there.

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

Our process for determining the reserve for unfunded commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. Reserves for unfunded commitments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.

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

In the first quarter of 2009, we experienced a decline in our market capitalization which we determined was an indicator that an impairment test was required under SFAS 142. As a result of our impairment test, we determined that goodwill was not impaired. All remaining goodwill at March 31, 2009 is attributable to our Hawaii Market reporting unit. Future declines in our market capitalization, which may arise from the deterioration in the fair value of our Hawaii Market reporting unit, may result in the impairment of goodwill.

The reconciliation of fair value estimates of our reporting units to our total market capitalization in the first quarter of 2009 included an implied control premium of 26.7%. We considered recent trends in our market capitalization and compared the implied control premium to observable transaction premiums for other financial institutions from publicly available data sources and concluded that the implied control premium at March 31, 2009 was reasonable.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 12 to the Consolidated Financial Statements. In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

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

Financial Summary

Net income for the first quarter of 2009 was $2.6 million, up $1.0 million or 58.6% from the first quarter of 2008. Quarterly results for the three months ended March 31, 2009 included an improvement in credit costs, which decreased to $29.6 million from $32.9 million in the comparable prior year period; a $3.6 million gain related to the sale of a parcel of land, a $2.2 million increase in net gain on sales of residential loans over the comparable prior year period, and a $2.2 million tax benefit for the settlement of a state tax contingency item; partially offset by a decrease in net interest income of $4.4 million and an increase in total other operating expense of $6.2 million when compared to the first quarter of 2008.

In January 2009, we issued $135.0 million in senior preferred stock in connection with our participation in the Capital Purchase Program (“CPP”) of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”). The preferred stock carries an annual dividend of 5.0% during the first five years, increasing to 9.0% thereafter. We also issued warrants to purchase approximately 1.6 million shares of our common stock at an exercise price of $12.77 per share in connection with our participation in the CPP. The current quarter’s earnings per common share of $0.03 were reflective of $1.9 million of dividends declared on and accretion of the preferred stock.

The following table presents annualized returns on average assets, average shareholders' equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $180.1 million and $273.2 million for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended
	March 31,
	2009	2008

Return on average assets	0.19%	0.12%
Return on average shareholders' equity	1.67%	0.94%
Return on average tangible equity	2.35%	1.54%
Basic earnings per common share	$0.03	$0.06
Diluted earnings per common share	$0.03	$0.06

Material Trends

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of its longest economic recessions since the Great Depression of the 1930s.

It is not clear at this time what impact U.S. Government programs such as the TARP CPP, the Term Asset-Backed Securities Loan Facility and Public-Private Investment Program, as well as other liquidity and funding initiatives of the Federal Reserve System, will have on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and more importantly, the local economies in the markets that we serve.

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

General economic conditions in Hawaii are expected to contract in 2009, albeit at a slower rate than the rest of the nation, according to the latest University of Hawaii Economic Research Organization forecast. Personal incomes, as well as total wage and salary jobs are forecasted to decrease 2.5% and 2.4% in 2009, respectively. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), real gross state product is expected to contract by 0.2% in 2009. DBEDT also projects that 6.4 million visitors will visit the state, a 5.9% decrease from the number of visitors in 2008, with visitor days and expenditures projected to decrease 4.4% and 1.9% in 2009, respectively. The state’s unemployment rate increased to 7.1% in March 2009 compared to 5.5% at December 31, 2008, however, it remained below the national unemployment rate of 8.5%. In March 2009, the number of single-family home resales on Oahu decreased by 34.8% while the median sales price decreased by 8.1% from a year ago. Despite the anticipated slowdown in home resales, the Hawaii housing market is expected to experience lower levels of price declines compared to the national housing market. Expectations from local economists and industry experts are for the Hawaii real estate market to continue its contraction in 2009 with declines in both unit sales volume and median prices.

California’s economy is also expected to contract as the effects of falling home prices, limited credit availability, shrinking equity values and growing unemployment continue to linger. The outlook for the California economy calls for negative growth in 2009, followed by weak growth in 2010 and improving slightly in 2011. According to the State of California Employment Development Department (“EDD”), nonfarm jobs in March 2009 stood at 14,474,700 jobs, a decrease of 637,400 jobs (4.2 percent) from March 2008. The construction industry posted the largest decline on a percentage basis, down by 18.4 percent (a decrease of 152,300 jobs). The California Association of Realtors (“CAR”) reported that March 2009 unit home sales increased by 63.8%, while the median price plunged 39.0% from year ago levels primarily driven by a significant rise in distressed sales, including foreclosures. CAR forecasts Calfornia median sales price will decline 6.0% to $358,000 in 2009, while the number of sales are projected to increase by 12.5% during the same period as distressed sales will continue to impact the market. According to the California Department of Finance (“CDOF”), average personal income is projected to increase 2.1% in 2009 from the prior year and California’s unemployment rate increased to 11.2% in March 2009 from 9.3% in December 2008. The unemployment rate in California continues to be well above the national unemployment rate.

Our results of operations in future periods will be significantly impacted by the economies in Hawaii, California or other markets we serve. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California and Hawaii real estate markets do not improve or continue to deteriorate, or the economic environments in Hawaii, California or other markets we serve deteriorate or suffer a material external shock, our results of operations may be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2009 and 2008 is set forth below.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$4,097	0.01%	$-	$495	3.17%	$4
Federal funds sold & securities purchased
under agreements to resell	379	0.27	-	2,641	3.20	21
Taxable investment securities (1)	771,287	4.53	8,732	739,033	5.03	9,295
Tax-exempt investment securities (1)	123,213	5.85	1,801	152,316	5.61	2,137
Loans and leases, net of unearned income (2)	4,015,766	5.69	56,505	4,247,369	6.65	70,294
Federal Home Loan Bank stock	48,797	-	-	48,797	1.00	122
Total interest earning assets	4,963,539	5.45	67,038	5,190,651	6.33	81,873
Nonearning assets	514,892			557,802
Total assets	$5,478,431			$5,748,453

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$498,548	0.26%	$321	$451,058	0.12%	$137
Savings and money market deposits	1,186,909	0.98	2,863	1,141,285	1.33	3,785
Time deposits under $100,000	710,933	2.84	4,980	532,517	3.38	4,481
Time deposits $100,000 and over	937,563	2.13	4,914	1,105,154	3.73	10,248
Short-term borrowings	198,558	0.49	238	229,455	3.37	1,923
Long-term debt	632,933	4.24	6,619	920,006	4.24	9,694
Total interest-bearing liabilities	4,165,444	1.94	19,935	4,379,475	2.78	30,268
Noninterest-bearing deposits	585,731			599,047
Other liabilities	99,222			66,656
Shareholders' equity	628,034			703,275
Total liabilities and shareholders' equity	$5,478,431			$5,748,453

Net interest income			$47,103			$51,605

Net interest margin		3.82%			3.99%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income of $47.1 million for the first quarter of 2009, decreased by $4.5 million, or 8.7%, from the first quarter of 2008. The decrease in net interest income for the first quarter of 2009 was reflective of the declining interest rate environment following the activities of the Federal Reserve as the 88 basis point (“bp”) decrease in average yields earned on our interest earning assets outpaced the 84 bp decline in average rates paid on our interest-bearing liabilities. The decrease was also attributable, albeit to a lesser extent, to the overall reduction in loan balances from the previous year.

Interest Income

Taxable-equivalent interest income of $67.0 million for the first quarter of 2009, decreased by $14.8 million, or 18.1%, from the first quarter of 2008. The current quarter decrease in taxable-equivalent interest income was attributable to the aforementioned decrease in average loan yields, which declined to 5.45% for the first quarter of 2009 from 6.33% in the comparable prior year period. The decrease in average loan yields, including the effects of interest reversals of $0.9 million on certain nonaccrual loans, contributed to approximately $10.2 million of the current quarter decrease in taxable-equivalent interest income while the decrease in average loans and leases (net of write-downs and charge offs) contributed to $3.9 million of the current quarter decrease.

Interest Expense

Interest expense of $19.9 million for the first quarter of 2009, decreased by $10.3 million, or 34.1%, from the comparable quarter one year ago. The decrease in interest expense for the first quarter of 2009 was primarily attributable to the decrease in average rates paid on time deposits greater than $100,000 and on short-term borrowings, as well as the volume decreases in time deposits greater than $100,000 and long-term debt.

The weighted average rates paid on time deposits greater than $100,000 decreased by 160 bp, contributing to a reduction of interest expense of $4.4 million during the current quarter while the 288 bp decrease on average rates paid on short-term borrowings contributed $1.7 million of the current quarter reduction. The $167.6 million decrease in time deposits greater than $100,000 from the first quarter of 2008 resulted in a decrease in interest expense of $1.6 million in the current quarter while the $287.1 million decrease in long-term debt resulted in a decrease in interest expense of $3.0 million. Offsetting these decreases was the volume increase in time deposits less than $100,000, which resulted in an increase in interest expense of $1.5 million during the current quarter.

Net Interest Margin

Our net interest margin was 3.82% for the first quarter of 2009, compared to 3.99% for the first quarter of 2008. The compression in our net interest margin for the three months ended March 31, 2009 was primarily attributable to the previously mentioned declining interest rate environment resulting from the activities of the Federal Reserve. Additionally, average yields earned on interest earning assets have declined faster during the three months ended March 31, 2009 than the average rates paid on interest-bearing liabilities as the rate of downward repricing of interest-bearing liabilities has been tempered by the strong competition for deposits in the Hawaii market.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$10,344	$1,426
Real estate:
Construction	117,331	119,178
Mortgage-residential	9,965	6,162
Mortgage-commercial	5,447	5,462
Leases	265	335
Total non accrual loans	143,352	132,563
Other real estate	16,558	11,220
Total nonperforming assets	159,910	143,783

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	-	-
Real estate:
Construction	6,916	-
Mortgage-residential	1,288	582
Mortgage-commercial	11,771	-
Consumer	330	488
Total accruing loans delinquent for 90 days or more	20,305	1,070

Restructured loans still accruing interest:
Total restructured loans still accruing interest	-	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$180,215	$144,853

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	4.10%	3.52%

Total nonperforming assets and accruing loans delinquent for 90 days or more
as a percentage of loans and leases, loans held for sale and other real estate	4.62%	3.55%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	4.62%	3.55%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $159.9 million at March 31, 2009, compared to $143.8 million at fiscal 2008 year-end. The increase from fiscal 2008 was primarily attributable to the addition of three Hawaii commercial loans totaling $10.0 million, five Hawaii residential mortgage loans totaling $4.0 million, a Hawaii commercial construction loan totaling $1.4 million, two California residential construction loans totaling $8.9 million, a Washington commercial construction loan totaling $14.5 million, and a Washington residential construction loan totaling $7.2 million. Partially offsetting these additions were partial charge-offs of two Hawaii residential construction loans to the same borrower totaling $2.8 million, partial charge-offs of four California residential construction loans totaling $9.5 million, partial charge-offs of three California commercial construction loans totaling $2.7 million, and a $10.4 million California commercial construction loan returning to accrual status. Net loan charge-offs in the first quarter of 2009 totaled $24.3 million compared to net loan charge-offs of $54.2 million in the year-ago quarter.

Loans delinquent for 90 days or more still accruing interest totaled $20.3 million at March 31, 2009, compared to $1.1 million at December 31, 2008. The current quarter increase was primarily attributable to the addition of four California commercial real estate and construction loans to two borrowers totaling $18.7 million. Subsequent to March 31, 2009, $6.0 million of this balance was paid off and $5.8 million was refinanced and is currently performing. The remaining $6.9 million was subsequently placed on nonaccrual status in April 2009.

At March 31, 2009, non-performing assets included 10 restructured loans to five Hawaii borrowers with a combined principal balance of $32.8 million. Of these amounts, two loans totaling $10.0 million were commercial loans, two loans totaling $10.4 million were residential construction loans, one loan totaling $1.9 million was a commercial construction loan, three loans totaling $5.1 million were residential mortgage loans and two loans totaling $5.4 million were commercial real estate loans. Concessions made to the original contractual terms of these loans consisted primarily of deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Allowance for loan and lease losses:
Balance at beginning of period	$119,878	$92,049

Provision for loan and lease losses	26,750	34,272

Charge-offs:
Commercial, financial and agricultural	825	199
Real estate:
Construction	22,614	53,722
Mortgage-residential	362	-
Consumer	1,014	889
Total charge-offs	24,815	54,810

Recoveries:
Commercial, financial and agricultural	87	55
Real estate:
Construction	52	-
Mortgage-residential	19	52
Mortgage-commercial	3	2
Consumer	312	488
Total recoveries	473	597

Net charge-offs	24,342	54,213

Balance at end of period	$122,286	$72,108

Annualized ratio of net charge-offs to average loans	2.42%	5.11%

Our Allowance at March 31, 2009 totaled $122.3 million, an increase of $2.4 million, or 2.0%, from year-end 2008. When expressed as a percentage of total loans, our Allowance was 3.20% at March 31, 2009, compared to 2.97% at year-end 2008. The increase in our Allowance was a direct result of the $26.8 million Provision recognized during the three months ended March 31, 2009, partially offset by $24.3 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the California residential construction market.

Given the uncertainty in the current economic environment, the increase in our Allowance was deemed appropriate in response to the aforementioned increase in nonaccrual loans (excluding loans held for sale) and reflects the reduced value of the collateral supporting our impaired loans with exposure to the California and Hawaii real estate markets as well as increased credit risk in other parts of our loan portfolio. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The increase in total nonaccrual and impaired loans, combined with reduced collateral values and increases in our loan loss factors contributed to the elevated Provision recognized during the three months ended March 31, 2009. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present. Risk volatility in our loan portfolio has been increasing, resulting in higher risk rating adjustment activity in recent quarters. During the first half of 2008, rapid risk rating migration occurred at a more accelerated pace than anticipated within our mainland residential tract development portfolio and we have recently experienced adverse migration in portions of our mainland commercial construction portfolio and a few of our Hawaii residential construction borrowers as the economic downturn continues and real estate values continue to decline. During the first quarter of 2009, risk rating migration has accelerated at a faster pace than originally anticipated as recent events within the financial markets, retrenching consumer confidence, and continued job losses have resulted in heightened risk within our various commercial and commercial real estate loan portfolios.

Other Operating Income

Total other operating income of $15.7 million for the first quarter of 2009, increased by $1.4 million or 9.8% from the comparable quarter one year ago. The increase from the year-ago quarter was primarily due to the recognition of a $3.6 million gain related to the sale of a parcel of land and higher gains on sales of loans totaling $2.2 million, partially offset by higher unrealized losses on outstanding interest rate locks on residential mortgage loans totaling $2.0 million, the prior year $0.9 million gain recognized on the partial redemption of our equity interest in Visa, Inc., and lower income from bank-owned life insurance totaling $0.8 million. The current quarter increase in gains on sales of loans was directly attributable to record production volume out of our wholly owned residential mortgage subsidiary, Central Pacific HomeLoans. During the three months ended March 31, 2009, Central Pacific HomeLoans originated $597.5 million in residential mortgage loans, which represents an increase of 61.9% over the first quarter of 2008.

Other Operating Expense

Total other operating expense for the first quarter of 2009 was $37.7 million, up $6.2 million, or 19.8%, from the comparable quarter one year ago. The increase from the year-ago quarter was primarily due to higher reserves for unfunded commitments totaling $6.8 million, higher Federal Deposit Insurance Corporation (“FDIC”) insurance costs totaling $1.8 million and higher write-downs of loans held for sale totaling $0.4 million, partially offset by a $2.5 million decrease in foreclosed asset expense and a $1.1 million reduction in salaries and benefits.

Income Taxes

In the first quarter of 2009, the Company recognized an income tax benefit of $4.9 million on a pre-tax loss of $2.3 million compared to an income tax benefit of $2.3 million on a pre-tax loss of $0.6 million in the comparable prior year period.  The increase in tax benefits was due primarily to a settlement of a state tax contingency which provided a tax benefit of $2.2 million.

The effective tax rate for the first quarter of 2009 was 214.8%, which differs from the federal enacted tax rate of approximately 35.0%, due to the recognition of the tax benefits from federal and state tax credits of $0.7 million, tax exempt income of $0.8 million, and the aforementioned $2.2 million state tax contingency settlement in the first quarter of 2009. The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to the total tax benefit during periods in which the Company is near break-even or experiencing a pre-tax loss.

Factors that may affect the effective tax rate for the remainder of 2009 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of federal and state tax credits available to offset future taxable income.

Financial Condition

Total assets of $5.4 billion at March 31, 2009, remained relatively unchanged from year-end 2008.

Loans and Leases

Loans and leases, net of unearned income, of $3.8 billion at March 31, 2009, decreased by $211.4 million from year-end 2008. The current quarter decrease was primarily due to a bulk loan sale of Hawaii residential mortgages totaling $98.4 million and net charge-offs of $24.3 million, as well as pay-offs during the three months ended March 31, 2009. The bulk sale of Hawaii residential mortgages was done at the respective carrying values of the mortgage loans, thus, no gain or loss was recognized on the transaction.

Hawaii Construction and Commercial Real Estate Loans

At March 31, 2009, the Company’s Hawaii construction and commercial real estate loan portfolio totaled $1.2 billion, which decreased by $34.0 million from December 31, 2008. Hawaii construction and commercial real estate loans represented 31.4% and 30.9% of total loans and leases at March 31, 2009 and December 31, 2008, respectively. The Allowance established for the $1.2 billion Hawaii construction and commercial real estate loan portfolio was $33.1 million at March 31, 2009, or 2.76%, of the total outstanding balance.

Nonperforming assets related to this sector were comprised of eight loans totaling $23.1 million at March 31, 2009, or 0.43%, of total assets. Nonperforming assets related to this sector totaled $25.3 million at December 31, 2008.

Mainland Commercial Real Estate and Construction Loans

At March 31, 2009, the Company’s Mainland commercial real estate and construction loans totaled $970.9 million, which consisted of $964.9 million in the loan portfolio and one foreclosed property totaling $6.0 million, compared to a total exposure of $975.6 million at December 31, 2008, consisting of $969.6 million in the loan portfolio and one foreclosed property totaling $6.0 million. Mainland commercial and construction loans held in the portfolio represented 25.3% and 24.1% of total loans and leases at March 31, 2009 and December 31, 2008, respectively. The Mainland commercial real estate and construction portfolio at March 31, 2009 included $670.6 million of loans for projects located in California and $294.3 million of loans for projects located in other Western states.

The Allowance established for the Mainland commercial real estate and construction portfolio at March 31, 2009 was $52.0 million, or 5.4%, of the total outstanding balance. Of this amount, $37.6 million was associated with loans for projects located in California, representing 5.6% of the total loans outstanding in that state.

Nonperforming assets related to the Mainland commercial real estate and construction sector totaled $54.6 million at March 31, 2009, or 1.01%, of total assets and was virtually unchanged from December 31, 2008. Nonperforming assets at March 31, 2009 was comprised of 12 loans totaling $48.6 million and one foreclosed property totaling $6.0 million.

California Residential Construction Loans

At March 31, 2009, the Company’s California residential construction loans totaled $53.9 million, consisting of $39.0 million in the loan portfolio, $4.6 million classified as held for sale and three foreclosed properties totaling $10.3 million. At December 31, 2008, the Company’s total exposure to this sector was $71.0 million, consisting of $55.6 million in the loan portfolio, $10.5 million classified as held for sale and two foreclosed properties totaling $4.9 million.

California residential construction loans held in the portfolio represented 1.0% and 1.4% of total loans and leases at March 31, 2009 and December 31, 2008, respectively. Of the remaining balance in the California residential construction portfolio, the Allowance established for these loans was $4.9 million at March 31, 2009, or 12.5%, of the total outstanding loan balance.

Nonperforming assets related to this sector totaled $52.8 million at March 31, 2009, or 0.97%, of total assets. This balance was comprised of eight portfolio loans totaling $37.9 million, one loan held for sale totaling $4.6 million and three foreclosed properties totaling $10.3 million. Nonperforming assets related to this sector totaled $54.2 million at December 31, 2008.

Deposits

Total deposits of $4.0 billion at March 31, 2009 reflected an increase of $91.0 million, or 2.3%, from year-end 2008. Interest bearing demand and savings and money market increased during the current quarter by $39.7 million and $232.6 million, respectively, while noninterest bearing demand and time deposits decreased by $15.0 million and $166.2 million, respectively. The overall increase in our core deposits during the first quarter of 2009 was fueled by strong growth in our recently launched Super Savings product. We believe the increase was partly attributable to customer’s attempts to reduce their exposure to the recent volatility experienced in the stock market.

Regulatory Action

CPF has entered into a memorandum of understanding with the Federal Reserve Board (“FRB”) and the State of Hawaii Department of Financial Institutions (“DFI”) that parallels the memorandum of understanding its subsidiary, Central Pacific Bank, entered into with the FDIC and the DFI following regulatory examinations in August and September 2008. Effective April 1, 2009, CPF, the DFI and the FRB have now set forth certain similar terms in a memorandum of understanding and the Board of Directors additionally has agreed to obtain the approval of the FRB and the DFI for CPF to increase, renew, incur or guarantee indebtedness.

Capital Resources

Shareholders’ equity was $657.3 million at March 31, 2009, compared to $526.3 million at year-end 2008.

On January 28, 2009, the Company’s board of directors elected to suspend the payment of cash dividends effective immediately. The suspension of our cash dividend reflects our decision to preserve and build capital during these challenging economic times. As the economic environment stabilizes and our operating performance improves, we will reassess our capital levels and the payment of future cash dividends. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRB.

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Under the 2008 Repurchase Plan, repurchases may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during the three months ended March 31, 2009. Although a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at March 31, 2009, the Company is not currently making any repurchases and does not plan to do so for the foreseeable future.

We have five statutory trusts: CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities. Our ability to pay dividends on these statutory trusts is subject to approval by the FRB and there is no assurance that such approval can be obtained. The FRB has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as non-controlling interest, and are included in Tier 1 capital for bank holding companies.

Management and the Company’s board of directors continue to closely evaluate our capital levels. On January 9, 2009, we issued $135.0 million in senior preferred stock in connection with our participation in the U.S. Treasury’s TARP CPP. The preferred stock qualifies as a component of Tier 1 capital. Given the uncertainty in the economy and capital markets, we will continue to evaluate our capital levels and requirements and consider ways to increase our capital if appropriate, including through further asset reductions or the possibility of raising additional capital independently. There can be no assurance that we will be able to independently raise additional capital on terms favorable to us.

Regulations on capital adequacy guidelines adopted by the FRB and the FDIC are as follows: An institution is required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table sets forth the Company’s capital ratios and capital adequacy requirements applicable as of the dates indicated. In addition, FDIC-insured institutions such as our principal banking subsidiary, Central Pacific Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. As of March 31, 2009, our capital ratios and the capital ratios of our bank exceeded the minimum thresholds for a “well-capitalized” institution.

			Minimum Required
			for Capital		Minimum Required to
	Actual		Adequacy Purposes		be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At March 31, 2009:
Leverage capital	$601,716	11.3%	$212,812	4.0%	$266,015	5.0%
Tier 1 risk-based capital	601,716	13.9	172,771	4.0	259,157	6.0
Total risk-based capital	656,643	15.2	345,542	8.0	431,928	10.0

At December 31, 2008:
Leverage capital	$466,465	8.8%	$211,648	4.0%	$264,560	5.0%
Tier 1 risk-based capital	466,465	10.4	178,693	4.0	268,040	6.0
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0

Central Pacific Bank
At March 31, 2009:
Leverage capital	$588,297	11.1%	$211,918	4.0%	$264,898	5.0%
Tier 1 risk-based capital	588,297	13.7	172,281	4.0	258,422	6.0
Total risk-based capital	643,072	14.9	344,561	8.0	430,701	10.0

At December 31, 2008:
Leverage capital	$449,845	8.5%	$210,707	4.0%	$263,384	5.0%
Tier 1 risk-based capital	449,845	10.1	178,323	4.0	267,485	6.0
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0

In addition to strengthening its regulatory capital ratios, the Company also increased its tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) to 6.85% at March 31, 2009 from 6.78% at December 31, 2008.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of securities to the U.S. Treasury have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses as well as dividends on its Fixed Rate Cumulative Perpetual Preferred Stock and payments on its subordinated debentures which fund payments on its outstanding trust preferred securities. CPF believes that it has existing capital resources to meet these obligations through the second quarter of 2009; however, CPF may require additional funds to meet its obligations if it does not defer the payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock or trust preferred securities, which it has a right to do. In the past, CPF has primarily relied upon dividends from the Bank for its cash flow needs. These now require prior approval of the FDIC and DFI. If market conditions permit, CPF may be able to obtain funds from the issuance of equity securities, such as common or preferred stock. CPF may also be able to obtain funds through borrowing; however, incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRB. CPF intends to continue to assess the advisability of raising further capital through the issuance of equity or debt and intends to seek approval of its regulators for the Bank to pay dividends to CPF, as needed. There are no assurances that the FDIC and DFI will authorize the Bank to pay dividends to CPF or that CPF will be able to obtain funding from the issuance of equity or debt in the future.

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

The bank is a member of and maintained a $1.3 billion line of credit with the FHLB as of March 31, 2009. Long-term borrowings under this arrangement totaled $536.6 million at March 31, 2009, compared to $541.0 million of long-term borrowings at 2008 year-end. There were no short-term borrowings under this arrangement at end of the first quarter of 2009 or at year-end 2008. FHLB advances outstanding at March 31, 2009 were secured by interest-bearing deposits at the FHLB of $10.2 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $195.7 million and certain real estate loans totaling $1.5 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. Approximately $737.5 million remained available for future borrowings at March 31, 2009. The FHLB has the right to suspend future advances.

The bank also maintained a $647.5 million line of credit with the Federal Reserve discount window as of March 31, 2009. Short-term borrowings under this arrangement totaled $80.0 million at March 31, 2009, compared to $276.0 million at 2008 year-end. There were no long-term borrowings at March 31, 2009 and December 31, 2008. Advances outstanding at March 31, 2009 under this arrangement were secured by an unencumbered investment security with a fair value of $5.0 million and certain real estate loans totaling $863.3 million. Approximately $567.5 million remained available for future borrowings at March 31, 2009.

Proceeds from our January 2009 sale of preferred stock under the TARP CPP of $135.0 million provides us with additional resources for our lending activities. If market conditions permit, proceeds from common stock offerings may also provide another source of funds as it has done in the past. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Over the past year, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through the first quarter of 2009 making it significantly more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings.

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

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K/A for the year ended December 31, 2008. There have been no material changes in our contractual obligations since December 31, 2008.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2009 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K/A for the period ended December 31, 2008, filed with the SEC.

Item 6. Exhibits

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 8, 2009	/s/ Ronald K. Migita
Ronald K. Migita
Chairman, President & Chief Executive Officer

Date: May 8, 2009	/s/ Dean K. Hirata
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