Form 10-Q
period 2009-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2009-08-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of registrant’s common stock, no par value, on August 4, 2009 was 28,750,573 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2009 and December 31, 2008

Consolidated Statements of Operations Three and six months ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows Six months ended June 20, 2009 and 2008

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	June 30, 2009	December 31, 2008

Assets
Cash and due from banks	$161,985	$107,270
Interest-bearing deposits in other banks	23,071	475
Federal funds sold	19,000	-
Investment securities:
Available for sale	1,049,949	742,600
Held to maturity (fair value of $6,907 at June 30, 2009 and $8,759 at December 31, 2008)	6,830	8,697
Total investment securities	1,056,779	751,297

Loans held for sale	84,748	40,108

Loans and leases	3,688,519	4,030,266
Less allowance for loan and lease losses	166,071	119,878
Net loans and leases	3,522,448	3,910,388

Premises and equipment, net	77,142	81,059
Accrued interest receivable	18,724	20,079
Investment in unconsolidated subsidiaries	17,534	15,465
Other real estate	17,862	11,220
Goodwill	152,689	152,689
Other intangible assets	44,713	39,783
Bank-owned life insurance	137,946	135,371
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	53,443	42,400
Other assets	88,406	75,960
Total assets	$5,525,287	$5,432,361

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$623,698	$627,094
Interest-bearing demand	548,166	472,269
Savings and money market	1,428,881	1,057,881
Time	1,365,779	1,754,322
Total deposits	3,966,524	3,911,566

Short-term borrowings	267,155	279,450
Long-term debt	608,554	649,257
Other liabilities	57,970	55,748
Total liabilities	4,900,203	4,896,021

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares at June 30, 2009 and none at December 31, 2008	128,239	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
28,745,214 shares at June 30, 2009 and 28,732,259 shares at December 31, 2008	403,219	403,176
Surplus	62,549	55,963
Retained earnings	28,083	63,762
Accumulated other comprehensive income (loss)	(7,043)	3,390
Total shareholders' equity	615,047	526,291
Non-controlling interest	10,037	10,049
Total equity	625,084	536,340
Total liabilities and equity	$5,525,287	$5,432,361

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Interest and fees on loans and leases	$54,218	$65,677	$110,723	$135,971
Interest and dividends on investment securities:
Taxable interest	9,058	9,308	17,787	18,579
Tax-exempt interest	1,146	1,416	2,317	2,805
Dividends	2	11	5	35
Interest on deposits in other banks	11	3	11	7
Interest on Federal funds sold and securities purchased under agreements to resell	6	22	6	43
Dividends on Federal Home Loan Bank stock	-	171	-	293
Total interest income	64,441	76,608	130,849	157,733

Interest expense:
Interest on deposits:
Demand	355	179	676	316
Savings and money market	3,414	2,980	6,277	6,765
Time	8,219	11,706	18,113	26,435
Interest on short-term borrowings	34	2,357	272	4,280
Interest on long-term debt	6,359	8,002	12,978	17,696
Total interest expense	18,381	25,224	38,316	55,492

Net interest income	46,060	51,384	92,533	102,241
Provision for loan and lease losses	74,324	87,800	101,074	122,072
Net interest loss after provision for loan and lease losses	(28,264)	(36,416)	(8,541)	(19,831)

Other operating income:
Service charges on deposit accounts	3,948	3,511	7,485	7,054
Other service charges and fees	3,584	3,710	6,904	7,125
Income from fiduciary activities	999	990	1,969	1,995
Equity in earnings of unconsolidated subsidiaries	205	131	479	414
Fees on foreign exchange	145	112	261	306
Investment securities gains (losses)	1	253	(149)	253
Other than temporary impairment on securities (net of $7,888 recognized in OCI in 2009)	(2,565)	-	(2,565)	-
Loan placement fees	312	213	560	366
Net gain on sales of residential loans	4,539	2,241	8,548	4,039
Income from bank-owned life insurance	1,514	845	2,584	2,715
Other	1,917	(75)	4,207	1,943
	14,599	11,931	30,283	26,210

Other operating expense:
Salaries and employee benefits	17,684	18,648	33,944	36,012
Net occupancy	3,101	3,266	6,380	6,119
Equipment	1,562	1,433	3,074	2,828
Amortization and impairment of other intangible assets	1,550	1,281	2,971	2,450
Communication expense	975	1,125	2,114	2,210
Legal and professional services	2,846	2,615	5,562	5,028
Computer software expense	840	809	1,752	1,672
Advertising expense	713	700	1,468	1,382
Goodwill impairment	-	94,279	-	94,279
Foreclosed asset expense	2,294	3,984	2,429	6,574
Loss on sales of commercial real estate loans	-	1,671	-	1,671
Write down of assets	904	22,424	1,339	22,424
Other	13,349	8,048	22,483	9,094
Total other operating expense	45,818	160,283	83,516	191,743

Loss before income taxes	(59,483)	(184,768)	(61,774)	(185,364)
Income tax benefit	(25,041)	(38,510)	(29,961)	(40,764)
Net loss	(34,442)	(146,258)	(31,813)	(144,600)
Preferred stock dividends and accretion	1,999	-	3,866	-
Net loss available to common shareholders	$(36,441)	$(146,258)	$(35,679)	$(144,600)

Per common share data:
Basic and diluted loss per share	$(1.27)	$(5.10)	$(1.24)	$(5.04)
Cash dividends declared	-	0.25	-	0.50

Shares used in computation:
Basic and diluted shares	28,687	28,652	28,684	28,670

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(31,813)	$(144,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan and lease losses	101,074	122,072
Depreciation and amortization	4,251	3,881
Gain on sale of premises and equipment	(3,612)	-
Goodwill impairment	-	94,279
Write down of assets	1,339	22,424
Foreclosed asset expense	2,429	6,574
Amortization and impairment of other intangible assets	2,971	2,450
Net amortization of investment securities	1,580	691
Share-based compensation	(164)	1,164
Net (gain) loss on investment securities	149	(253)
Other than temporary impairment on securities	2,565	-
Deferred income tax benefit	(24,815)	(4,504)
Net gain on sales of residential loans	(8,548)	(4,039)
Loss on sale of commercial real estate loans	-	1,671
Ineffective portion of derivatives	(2,106)	-
Proceeds from sales of loans held for sale	1,056,794	817,958
Originations of loans held for sale	(1,087,734)	(721,898)
Tax benefits from share-based compensation	-	(40)
Equity in earnings of unconsolidated subsidiaries	(479)	(414)
Increase in cash surrender value of bank-owned life insurance	(2,574)	(2,706)
Increase in income tax receivable	(11,043)	(48,051)
Net change in other assets and liabilities	5,893	(13,159)
Net cash provided by operating activities	6,157	133,500

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	117,283	311,868
Proceeds from sales of investment securities available for sale	7,241	-
Purchases of investment securities available for sale	(391,916)	(292,694)
Proceeds from maturities of and calls on investment securities held to maturity	1,839	20,058
Net principal repayments (loan originations)	112,591	(351,783)
Proceeds from sales of loans originated for investment	107,244	64,901
Proceeds from sales of securitized residential mortgage loans	-	20,838
Proceeds from sale of other real estate	1,406	-
Proceeds from bank-owned life insurance	-	843
Proceeds from sale of premises and equipment	7,207	-
Purchases of premises and equipment	(3,930)	(3,764)
Distributions from unconsolidated subsidiaries	562	632
Contributions to unconsolidated subsidiaries	(3,548)	(845)
Acquisition of businesses and minority interests	-	(3,150)
Net cash used in investing activities	(44,021)	(233,096)

Cash flows from financing activities:
Net increase (decrease) in deposits	54,958	(82,089)
Proceeds from long-term debt	-	30,000
Repayments of long-term debt	(40,540)	(60,736)
Net increase (decrease) in short-term borrowings	(12,295)	259,186
Cash dividends paid on common stock	-	(14,367)
Cash dividends paid on preferred stock	(2,362)	-
Tax benefits from share-based compensation	-	40
Repurchases of common stock	-	(1,824)
Net proceeds from issuance of common stock and stock option exercises	85	359
Net proceeds from issuance of preferred stock and warrants	134,329	-
Net cash provided by financing activities	134,175	130,569

Net increase in cash and cash equivalents	96,311	30,973
Cash and cash equivalents at beginning of period	107,745	82,129
Cash and cash equivalents at end of period	$204,056	$113,102

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,690	$61,371
Income taxes	1,532	12,920
Cash received during the period for:
Income taxes	2,492	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$42	$44
Net reclassification of loans to other real estate	9,761	7,401
Net transfer of loans to loans held for sale	5,152	162,984
Securitization of residential mortgage loans into trading mortgage backed securities	-	4,995
Securitization of residential mortgage loans into available for sale mortgage backed securities	50,146	-
Dividends accrued on preferred stock	844	-
Accretion of preferred stock discount	660	-

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

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted the following new accounting pronouncements:

•	FSP FAS 157-2 – FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,”

•	FSP FAS 142-3 - FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,”

•	SFAS 141(R) – Statement of Financial Accounting Standards No. 141(R), “Business Combinations,”

•	SFAS 160 – Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,”

•	SFAS 161 – Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” and

•	FSP EITF 03-6-1 – FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

The adoption of these pronouncements did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (“OCI”). FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. We adopted the provisions of these FSPs effective beginning April 1, 2009 (see Note 3 for the impact of the adoption of these FSPs).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted the provisions of SFAS 165 during the quarter ended June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 166”), which will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or the “Codification”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-codification) numbering system and amends the GAAP hierarchy. On July 1, 2009 the FASB launched the new Codification, which will supersede existing GAAP for nongovernmental entities effective for financial statements issued for interim and annual periods ending after September 15, 2009. This pronouncement impacts only the GAAP references in our filings.

3.   INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
June 30, 2009
Held to Maturity
States and political subdivisions	$1,419	$7	$-	$1,426
U.S. Government sponsored entities mortgage-backed securities	5,411	70	-	5,481
Total	$6,830	$77	$-	$6,907

Available for Sale
U.S. Government sponsored entities debt securities	$198,414	$1,412	$(864)	$198,962
States and political subdivisions	114,262	1,055	(1,114)	114,203
U.S. Government sponsored entities mortgage-backed securities	648,652	9,833	(4,049)	654,436
Non-agency collateralized mortgage obligations	91,651	-	(10,140)	81,511
Other	983	-	(146)	837
Total	$1,053,962	$12,300	$(16,313)	$1,049,949

December 31, 2008
Held to Maturity
States and political subdivisions	$1,984	$8	$-	$1,992
U.S. Government sponsored entities mortgage-backed securities	6,713	68	(14)	6,767
Total	$8,697	$76	$(14)	$8,759

Available for Sale
U.S. Government sponsored entities debt securities	$98,819	$1,335	$(225)	$99,929
States and political subdivisions	126,427	1,003	(3,040)	124,390
U.S. Government sponsored entities mortgage-backed securities	403,031	8,615	(338)	411,308
Non-agency collateralized mortgage obligations	111,308	-	(5,217)	106,091
Other	1,106	-	(224)	882
Total	$740,691	$10,953	$(9,044)	$742,600

The amortized cost and estimated fair value of investment securities at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$920	$923
Due after one year through five years	499	503
Mortgage-backed securities	5,411	5,481
Total	$6,830	$6,907

Available for Sale
Due in one year or less	$12,304	$12,697
Due after one year through five years	136,419	136,675
Due after five years through ten years	127,787	128,648
Due after ten years	36,166	35,145
Mortgage-backed securities	648,652	654,436
Non-agency collateralized mortgage obligations	91,651	81,511
Other	983	837
Total	$1,053,962	$1,049,949

Proceeds from sales of investment securities available for sale were $5.1 million and $7.2 million for the three and six months ended June 30, 2009, respectively, resulting in gross realized gains of less than $0.1 million during the three and six months ended June 30, 2009, no gross realized losses during the three months ended June 30, 2009 and gross realized losses of $0.2 million in the six months ended June 30, 2009. There were no sales of available for sale securities during the three and six months ended June 30, 2008. The basis on which the cost of all securities sold was determined using the specific identification method.

Investment securities of $801.2 million at June 30, 2009 were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Provided below is a summary of investment securities which were in an unrealized loss position at June 30, 2009 and December 31, 2008. There were a total of 63 and 67 securities in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At June 30, 2009:
U.S. Government sponsored entities
debt securities	$79,017	$(864)	$-	$-	$79,017	$(864)
States and political subdivisions	32,250	(1,105)	545	(9)	32,795	(1,114)
U.S. Government sponsored entities
mortgage-backed securities	215,573	(4,018)	6,029	(31)	221,602	(4,049)
Non-agency collateralized mortgage obligations	2,471	(37)	79,040	(10,103)	81,511	(10,140)
Other	837	(146)	-	-	837	(146)
Total temporarily impaired securities	$330,148	$(6,170)	$85,614	$(10,143)	$415,762	$(16,313)

At December 31, 2008:
U.S. Government sponsored entities
debt securities	$9,969	$(31)	$13,598	$(194)	$23,567	$(225)
States and political subdivisions	44,933	(3,021)	536	(19)	45,469	(3,040)
U.S. Government sponsored entities
mortgage-backed securities	7,525	(30)	18,956	(322)	26,481	(352)
Non-agency collateralized mortgage obligations	53,388	(3,343)	52,703	(1,874)	106,091	(5,217)
Other	882	(224)	-	-	882	(224)
Total temporarily impaired securities	$116,697	$(6,649)	$85,793	$(2,409)	$202,490	$(9,058)

The declines in market value were primarily attributable to changes in interest rates and disruptions in the credit and financial markets. Because we have the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, and expect to receive all future principal and interest payments, we do not consider these investments to be other-than-temporarily impaired, except as described below.

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, we evaluate a number of factors including, but not limited to:

•	The length of time and the extent to which fair value has been less than the amortized cost basis;
•	Adverse conditions specifically related to the security, an industry, or a geographic area;
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security and the likelihood of the issuer being able to make payments;
•	Failure of the issuer to make scheduled interest or principal payments;
•	Any rating changes by a rating agency; and
•	Recoveries or additional decline in fair value subsequent to the balance sheet date.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses.

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage-backed and other private label mortgage-related securities. Due to current market conditions, all of our privately-issued mortgage-backed securities are considered to be illiquid, and as such, we determined that these securities are Level 3 securities in accordance with SFAS 157, “Fair Value Measurements.”

In the second quarter of 2009, we identified three non-agency collateralized mortgage obligations that were considered other-than-temporarily impaired. The total “other than temporary” impairment on these securities as of June 30, 2009 was approximately $10.5 million, of which $2.6 million was determined to be credit related and recognized through earnings. The remaining $7.9 million was recognized as a component of AOCI. There were no OTTI associated with any of our investment securities at December 31, 2008 and March 31, 2009.

The following table sets forth information regarding the changes in OTTI losses related to credit and recognized in earnings for the period indicated:

Three Months Ended
June 30, 2009
(Dollars in thousands)

Balance at beginning of period	$-
Additions:
Initial credit impairments	2,565
Balance at end of period	$2,565

To determine the write down on these securities, we projected cash flows for each of the non-agency collateralized mortgage obligations and discounted the cash flows at the original purchased yield. We analyzed each security’s underlying collateral, year of origination, deal structure, geographic location of loan pools, credit scores, and actual loss severity percentages, among other inputs, to assign a probability of default and loss severity for each security. These default assumptions were then used to determine the projected cash flow of these securities. If the net present value of the cash flows were less than the cost basis of the respective securities, the difference was considered credit related losses and recorded through earnings.

4.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial, financial and agricultural	$312,812	$384,473
Real estate:
Construction	1,089,127	1,127,162
Mortgage - residential	913,059	1,073,039
Mortgage - commercial	1,172,860	1,215,857
Consumer	156,886	180,131
Leases	50,694	58,411
	3,695,438	4,039,073
Unearned income	(6,919)	(8,807)
Total loans and leases	$3,688,519	$4,030,266

Impaired loans requiring an allowance for loan and lease losses at June 30, 2009 and December 31, 2008 amounted to $189.8 million and $90.6 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan and lease losses at June 30, 2009 and December 31, 2008 amounted to $52.0 million and $82.5 million, respectively.

On February 20, 2009, we sold certain residential mortgage loans originated for investment with an aggregate carrying value of $98.4 million. No gain or loss was recorded on the sale as the carrying value of these loans equaled the proceeds received.

As of June 30, 2009, certain real estate loans totaling $2.2 billion have been pledged as collateral on our lines of credit with the FHLB and the Federal Reserve discount window.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$122,286	$72,108	$119,878	$92,049
Provision for loan and lease losses	74,324	87,800	101,074	122,072
	196,610	159,908	220,952	214,121

Charge-offs	(30,943)	(74,257)	(55,758)	(129,067)
Recoveries	404	399	877	996
Net charge-offs	(30,539)	(73,858)	(54,881)	(128,071)
Balance, end of period	$166,071	$86,050	$166,071	$86,050

The increase in the Allowance in the second quarter and first half of 2009 was primarily due to downward risk rating migration in a number of Hawaii commercial construction loans and an overall increase in nonaccrual loans. The increase in our Allowance was deemed appropriate in response to uncertain economic conditions and continued deterioration in the Hawaii and California real estate markets. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

6.      SECURITIZATIONS

During the three and six months ended June 30, 2009, we securitized certain residential mortgage loans with an outstanding principal balance of $34.3 million and $50.1 million, respectively, with a U.S. Government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans. We recorded $0.4 million and $0.5 million of servicing assets related to these securitizations during the three and six months ended June 30, 2009, respectively. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income in accordance with SFAS 156.

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $59.2 million and $11.1 million at June 30, 2009 and December 31, 2008, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets in accordance with SFAS 157. Unrealized gains on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (loss) and were $0.1 million and $0.3 million at June 30, 2009 and December 31, 2008, respectively.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

At the end of the second quarter of 2009, we experienced a decline in our market capitalization which we determined to be an indicator that an impairment test was required under SFAS 142. As a result of the impairment test performed, we determined that our goodwill was not impaired. All remaining goodwill at June 30, 2009 is attributable to our Hawaii Market reporting unit.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the six months ended June 30, 2009:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$26,076	$12,107	$1,330	$270	$39,783
Additions	-	7,901	-	-	7,901
Amortization	(1,337)	(1,534)	(70)	(30)	(2,971)
Balance, end of period	$24,739	$18,474	$1,260	$240	$44,713

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $3.1 million and $7.9 million for the three and six months ended June 30, 2009, respectively, compared to $2.7 million and $3.5 million for the three and six months ended June 30, 2008. The fair value of our mortgage servicing rights was $21.2 million and $12.1 million at June 30, 2009 and December 31, 2008, respectively.

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(19,903)	$24,739	$44,642	$(18,566)	$26,076
Mortgage servicing rights	31,528	(13,054)	18,474	23,627	(11,520)	12,107
Customer relationships	1,400	(140)	1,260	1,400	(70)	1,330
Non-compete agreements	300	(60)	240	300	(30)	270
	$77,870	$(33,157)	$44,713	$69,969	$(30,186)	$39,783

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of June 30, 2009, estimated amortization expense for the remainder of fiscal 2009, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2009 (remainder)	$1,337	$1,022	$70	$30	$2,459
2010	2,674	2,377	140	60	5,251
2011	2,674	2,072	140	60	4,946
2012	2,674	1,822	140	60	4,696
2013	2,674	1,613	140	30	4,457
2014	2,674	1,431	140	-	4,245
Thereafter	10,032	8,137	490	-	18,659
	$24,739	$18,474	$1,260	$240	$44,713

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2009, we were a party to interest rate lock and forward sale commitments on $95.8 million and $86.3 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008
		(Dollars in thousands)

Interest rate contracts	Other assets	$16,438	$26,903	$-	$-

Derivatives not designated as hedging instruments under SFAS 133

Interest rate contracts	Other assets /	$1,372	$3,815	$488	$1,314
	other liabilities

Total derivatives		$17,810	$30,718	$488	$1,314

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Three Months Ended June 30, 2009
Interest rate contracts	$(8,763)	$(3,786)	$2,290

Six Months Ended June 30, 2009
Interest rate contracts	$(7,533)	$(1,794)	$2,106

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in SFAS 133 Cash Flow Hedging Relationship	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
	(Dollars in thousands)
Three Months Ended June 30, 2009
Interest rate contracts	Other operating income	$(803)

Six Months Ended June 30, 2009
Interest rate contracts	Other operating income	$(2,497)

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

In conjunction with the issuance of the preferred stock and stock warrant, the stock warrant was allocated a portion of the $135.0 million issuance proceeds as required by current accounting standards. The proceeds were allocated to the preferred stock and surplus based on their relative fair values. Accordingly, the value of the stock warrant was determined to be $6.75 million, which was allocated from the proceeds and recorded in surplus on our consolidated balance sheet. This non-cash amount is considered a discount on the preferred stock and is accreted against retained earnings over a five year period using the interest method and is reflected in our consolidated statement of operations as preferred stock dividends and accretion. For the three and six months ended June 30, 2009, we recorded $0.3 million and $0.7 million, respectively, in accretion of the preferred stock discount. The warrant is included in our diluted average common shares outstanding (subject to anti-dilution).

10.   SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the six months ended June 30, 2009:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	902,398	$26.48
Changes during the period:
Granted	141,561	3.97
Expired	(21,803)	26.41
Forfeited	(14,252)	25.22
Outstanding at June 30, 2009	1,007,904	23.29

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2009 and 2008 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected volatility	58.6%	32.5%	54.7%	32.0%
Risk free interest rate	3.7%	4.9%	2.6%	2.8%
Expected dividends	1.0%	8.0%	0.8%	5.4%
Expected life (in years)	6.5	6.5	5.5	6.5
Weighted average fair value	$2.94	$1.89	$1.87	$3.47

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the six months ended June 30, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	33,620	$34.23
Changes during the period:
Vested	(3,500)	35.21
Nonvested at June 30, 2009	30,120	34.12

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

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the six months ended June 30, 2009.

The table below presents activity of performance shares for both the 2005 LTIP and 2008 LTIP during the six months ended June 30, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	96,054	$18.88
Changes during the period:
Forfeited	(4,290)	18.88
Nonvested at June 30, 2009	91,764	18.88

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the six months ended June 30, 2009:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	237,935	$20.74
Changes during the period:
Vested	(22,147)	35.17
Forfeited	(180)	35.90
Outstanding at June 30, 2009	215,608	19.25

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$(7,888)	$-
All other unrealized gains	3,875	1,909
Unrealized holding gains on derivatives	12,234	24,806
Pension adjustments	(19,977)	(21,058)
Tax effect	4,713	(2,267)
Accumulated other comprehensive income (loss), net of tax	$(7,043)	$3,390

Components of comprehensive loss for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net loss	$(34,442)	$(146,258)	$(31,813)	$(144,600)
Unrealized gain (loss) on investment securities, net of taxes	1,896	(7,147)	(3,547)	(3,202)
Unrealized loss on derivatives, net of taxes	(8,763)	(7,785)	(7,533)	(5,050)
Pension adjustments, net of taxes	324	113	647	224
Comprehensive loss	$(40,985)	$(161,077)	$(42,246)	$(152,628)

Unrealized gain (loss) on investment securities included in comprehensive loss for the three and six months ended June 30, 2009 were net of reclassification of $2.6 million ($1.5 million net of taxes) of other-than-temporary impairment losses included in earnings.

12.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Interest cost	$450	$451	$900	$902
Expected return on assets	(350)	(574)	(700)	(1,148)
Amortization of unrecognized loss	525	186	1,050	372
Net periodic cost	$625	$63	$1,250	$126

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$26	$75	$52	$150
Interest cost	116	138	232	276
Amortization of unrecognized transition obligation	9	5	18	10
Amortization of prior service cost	5	5	10	10
Amortization of unrecognized (gain) loss	1	(8)	2	(16)
Net periodic cost	$157	$215	$314	$430

13.  LOSS PER SHARE

The following table presents the information used to compute basic and diluted loss per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net loss	$(34,442)	$(146,258)	$(31,813)	$(144,600)
Preferred stock dividends and accretion	1,999	-	3,866	-
Net loss available to common shareholders	$(36,441)	$(146,258)	$(35,679)	$(144,600)

Weighted average shares outstanding - basic	28,687	28,652	28,684	28,670
Dilutive effect of employee stock options and awards	-	-	-	-
Weighted average shares outstanding - diluted	28,687	28,652	28,684	28,670

Basic and diluted loss per share	$(1.27)	$(5.10)	$(1.24)	$(5.04)

A total of 2,953,291 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2009, as their effect was antidilutive, compared to 1,330,096 for the three and six months ended June 30, 2008.

14.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

	June 30, 2009		December 31, 2008
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$161,985	$161,985	$107,270	$107,270
Interest-bearing deposits in other banks	23,071	23,071	475	475
Federal funds sold	19,000	19,000	-	-
Investment securities	1,056,779	1,056,855	751,297	751,360
Net loans and leases, including loans held for sale	3,607,196	3,478,781	3,950,496	3,951,627
Accrued interest receivable	18,724	18,724	20,079	20,079

Financial liabilities
Deposits:
Noninterest-bearing deposits	623,698	623,698	627,094	627,094
Interest-bearing demand and savings deposits	1,977,047	1,977,047	1,530,150	1,530,150
Time deposits	1,365,779	1,371,256	1,754,322	1,763,388
Total deposits	3,966,524	3,972,001	3,911,566	3,920,089
Short-term borrowings	267,155	267,172	279,450	279,452
Long-term debt	608,554	540,713	649,257	593,492
Accrued interest payable (included in other liabilities)	11,487	11,487	12,861	12,861

Off-balance sheet financial instruments
Commitments to extend credit	633,785	3,169	835,579	4,178
Standby letters of credit and financial guarantees written	46,744	351	59,147	444
Interest rate options	95,850	226	388,934	3,574
Interest rate swaps	400,000	16,438	400,000	26,903
Forward interest rate contracts	86,347	658	91,378	(1,074)
Forward foreign exchange contracts	-	-	150	149

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2009
Available for sale securities:
U.S. Government sponsered entities debt securities	$-	$198,962	$-	$198,962
States and political subdivisions	-	100,228	13,975	114,203
U.S. Government sponsered entities mortgage-backed securities	-	654,436	-	654,436
Non-agency collateralized mortgage obligations	-	-	81,511	81,511
Other	837	-	-	837
Net derivatives	-	17,322	-	17,322
Total	$837	$970,948	$95,486	$1,067,271

December 31, 2008
Available for sale securities
U.S. Government sponsered entities debt securities	$-	$99,929	$-	$99,929
States and political subdivisions	-	110,146	14,244	124,390
U.S. Government sponsered entities mortgage-backed securities	-	411,308	-	411,308
Non-agency collateralized mortgage obligations	-	-	106,091	106,091
Other	882	-	-	882
Net derivatives	-	29,403	-	29,403
Total	$882	$650,786	$120,335	$772,003

For the six months ended June 30, 2009 and 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at January 1, 2009	$14,244	$106,091
Principal payments received	(269)	(19,657)
Unrealized net losses included in other comprehensive income	-	(4,923)
Balance at June 30, 2009	$13,975	$81,511

Balance at January 1, 2008	$14,821	$-
Principal payments received on mortgage revenue bonds	(272)	-
Balance at June 30, 2008	$14,549	$-

(1) Represents available for sale non-agency collateralized mortgage oblilgations previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2009 and December 31, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2009
Loans held for sale (1)	$-	$5,152	$-	$5,152
Impaired loans (1)	-	210,927	-	210,927

December 31, 2008
Loans held for sale (1)	$-	$10,450	$-	$10,450
Impaired loans (1)	-	153,909	-	153,909
Mortgage servicing rights (2)	-	-	12,107	12,107

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended June 30, 2009:
Net interest income	$24,155	$16,473	$5,432	$-	$46,060
Intersegment net interest income (expense)	(12,402)	14,659	(3,473)	1,216	-
Provision for loan and lease losses	(62,200)	(12,124)	-	-	(74,324)
Other operating income	320	12,475	1,712	92	14,599
Other operating expense	(8,884)	(24,364)	(1,123)	(11,447)	(45,818)
Administrative and overhead expense allocation	(1,216)	(8,961)	(87)	10,264	-
Income taxes	21,140	4,125	(531)	307	25,041
Net income (loss)	$(39,087)	$2,283	$1,930	$432	$(34,442)

Three months ended June 30, 2008:
Net interest income	$32,025	$19,969	$(610)	$-	$51,384
Intersegment net interest income (expense)	(20,838)	14,584	2,398	3,856	-
Provision for loan and lease losses	(85,600)	(2,200)	-	-	(87,800)
Other operating income	119	10,585	1,235	(8)	11,931
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(33,037)	(20,162)	(665)	(12,140)	(66,004)
Administrative and overhead expense allocation	(916)	(10,598)	(103)	11,617	-
Income taxes	42,187	(2,522)	(784)	(371)	38,510
Net income (loss)	$(160,339)	$9,656	$1,471	$2,954	$(146,258)

Six months ended June 30, 2009:
Net interest income	$49,087	$33,928	$9,518	$-	$92,533
Intersegment net interest income (expense)	(26,199)	27,509	(5,026)	3,716	-
Provision for loan losses	(86,200)	(14,874)	-	-	(101,074)
Other operating income	501	22,883	2,989	3,910	30,283
Other operating expense	(14,106)	(44,586)	(1,926)	(22,898)	(83,516)
Administrative and overhead expense allocation	(2,413)	(17,550)	(179)	20,142	-
Income taxes	27,887	4,259	(1,212)	(973)	29,961
Net income (loss)	$(51,443)	$11,569	$4,164	$3,897	$(31,813)

Six months ended June 30, 2008:
Net interest income	$69,070	$37,080	$(3,909)	$-	$102,241
Intersegment net interest income (expense)	(45,301)	32,982	4,524	7,795	-
Provision for loan losses	(118,900)	(3,172)	-	-	(122,072)
Other operating income	177	21,543	4,214	276	26,210
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(33,771)	(37,661)	(1,274)	(24,758)	(97,464)
Administrative and overhead expense allocation	(2,773)	(20,126)	(194)	23,093	-
Income taxes	50,325	(7,696)	(775)	(1,090)	40,764
Net income (loss)	$(175,452)	$22,950	$2,586	$5,316	$(144,600)

At June 30, 2009:
Investment securities	$-	$-	$1,056,779	$-	$1,056,779
Loans and leases (including loans held for sale)	1,963,025	1,810,242	-	-	3,773,267
Other	(33,963)	232,748	397,255	99,201	695,241
Total assets	$1,929,062	$2,042,990	$1,454,034	$99,201	$5,525,287

At December 31, 2008:
Investment securities	$-	$-	$751,297	$-	$751,297
Loans and leases (including loans held for sale)	2,083,543	1,986,831	-	-	4,070,374
Other	(7,136)	217,146	300,810	99,870	610,690
Total assets	$2,076,407	$2,203,977	$1,052,107	$99,870	$5,432,361

16.  SUBSEQUENT EVENTS

The Company’s management has evaluated the period from July 1, 2009 through August 6, 2009, the date of issuance of this Quarterly Report on Form 10-Q, for subsequent events requiring recognition or disclosure in the financial statements. Accordingly, the Company’s management identified the following recognizable subsequent event:

In July 2009, Central Pacific Financial Corp. (“CPF”) announced the commencement of a public offering of its common and junior participating preferred stock to raise gross proceeds of up to $100.0 million. CPF intended to use the net proceeds from this offering to further strengthen the Company’s capital position and for general corporate purposes. On July 29, 2009, CPF postponed the stock offering as it did not have a sufficient number of authorized but unissued common shares that would be required to raise its targeted capital considering the current price level of its common stock. CPF plans to increase its number of authorized common shares, subject to shareholder approval, which will provide CPF with increased flexibility as it proceeds with its capital raising efforts. CPF may also be able to obtain funds through borrowing; however, incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRB and DFI. As needed, we intend to seek approval from our regulators for the Bank to pay dividends to CPF. There are no assurances that the FDIC and DFI will authorize the Bank to pay dividends to CPF or that CPF will be able to obtain funding from the issuance of equity or debt in the future.

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

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we perform our goodwill impairment test annually.

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

In the second quarter of 2009, we experienced a decline in our market capitalization which we determined was an indicator that an impairment test was required under SFAS 142. As a result of our impairment test, we determined that goodwill was not impaired. All remaining goodwill at June 30, 2009 is attributable to our Hawaii Market reporting unit. Future declines in our market capitalization, which may arise from the deterioration in the fair value of our Hawaii Market reporting unit, may result in the impairment of goodwill.

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

Financial Summary

Further deterioration in the California and Hawaii commercial real estate markets and the challenging economic environment in which we operate negatively impacted our operating results during the second quarter of 2009 resulting in a net loss of $34.4 million for the period. Operating results for the second quarter of 2009 reflect credit costs of $79.9 million compared to $116.1 million in the second quarter of 2008 and $29.6 million in the first quarter of 2009. Net loss for the first half of 2009 was $31.8 million compared to a net loss of $144.6 million for the comparable prior year period. The net loss recognized for the six months ended June 30, 2008 included a non-cash goodwill impairment charge of $94.3 million.

In January 2009, we issued $135.0 million in senior preferred stock in connection with our participation in the Capital Purchase Program (“CPP”) of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”). The preferred stock carries an annual dividend of 5.0% during the first five years, increasing to 9.0% thereafter. We also issued warrants to purchase approximately 1.6 million shares of our common stock at an exercise price of $12.77 per share in connection with our participation in the CPP. The loss per common share for the current quarter and first half of 2009 of $1.27 and 1.24, respectively, were reflective of $2.0 million and $3.9 million of dividends declared on and accretion of the preferred stock for the related periods.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $179.4 million and $179.7 million for the three and six months ended June 30, 2009, respectively, and $271.5 million and $272.3 million for the comparable prior year periods.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008

Loss on average assets	(2.51	) %	(9.96	) %	(1.16	) %	(4.98	) %
Loss on average shareholders' equity	(20.88	) %	(86.27	) %	(9.96	) %	(42.27	) %
Loss on average tangible equity	(28.67	) %	(143.86	) %	(13.85	) %	(70.22	) %
Basic and diluted loss per common share	$(1.27)		$(5.10)		$(1.24)		$(5.04)

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

The majority of our operations are concentrated in the states of Hawaii and California. Accordingly, our business performance is directly affected by conditions in the banking industry, macro economic conditions and the real estate market in those states. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income, while an unfavorable business environment is characterized by declining gross state product, high unemployment and declining personal income.

General economic conditions in Hawaii are expected to contract in 2009, albeit at a slower rate than the rest of the nation, according to the latest University of Hawaii Economic Research Organization forecast. Real personal incomes, as well as total payroll jobs are forecasted to decrease 2.7% and 2.9% in 2009, respectively. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), real gross state product is expected to contract by 1.6% in 2009. DBEDT also projects that 6.4 million visitors will visit the state, a 5.9% decrease from the number of visitors in 2008, with visitor days and expenditures projected to decrease 3.4% and 7.9% in 2009, respectively. The state’s unemployment rate increased to 7.4% in June 2009 compared to 7.1% in March 2009 and 5.5% at December 31, 2008, however, it remained below the June 2009 national unemployment rate of 9.5%. In June 2009, the year-to-date number of single-family home resales on Oahu decreased by 21.7% while the median sales price decreased by 9.4% from a year ago. Despite the anticipated slowdown in home resales, the Hawaii housing market is expected to experience lower levels of price declines compared to the national housing market. Expectations from local economists and industry experts are for the Hawaii real estate market to continue its contraction in 2009 with declines in both unit sales volume and median prices.

California’s economy is also expected to contract as the effects of falling home prices, limited credit availability, shrinking equity values and growing unemployment continue to linger. The outlook for the California economy calls for negative growth in 2009, followed by weak growth in 2010 and improving slightly in 2011. According to the State of California Employment Development Department (“EDD”), nonfarm jobs in June 2009 stood at 14,285,000 jobs, a decrease of 766,300 jobs (5.1%) from June 2008. Trade, transportation and utilities employment posted the largest decline, down 190,500 jobs (6.6%) from the prior year. The California Association of Realtors (“CAR”) reported that June 2009 unit home sales increased by 20.1%, while the median price decreased by 26.4% from year ago levels primarily driven by a significant rise in distressed sales, including foreclosures. CAR forecasts that the California median sales price will decline 28.4% to $248,000 in 2009, while the number of sales is projected to increase by 25.0% during the same period as distressed sales will continue to impact the market. According to the California Department of Finance (“CDOF”), average personal income is projected to increase 2.0% in 2009 from the prior year and California’s unemployment rate increased to 11.6% in June 2009 from 9.3% in December 2008. The unemployment rate in California continues to be well above the national unemployment rate.

Our results of operations in future periods will be significantly impacted by the economies in Hawaii, California or other markets we serve. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California and Hawaii real estate markets do not improve or continue to deteriorate, or the economic environments in Hawaii, California or other markets we serve deteriorate or suffer a material external shock, our results of operations may be negatively impacted. As we have seen during the second quarter and first half of 2009, the worsening economic conditions in the markets we serve have resulted in escalating credit costs and further deterioration in the asset quality of our loan portfolio. We anticipate that our credit costs will remain at elevated levels during the uncertain economic environment in which we currently operate in.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2009 and 2008 is set forth below.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$66,158	0.07%	$11	$700	1.71%	$3
Federal funds sold & securities purchased
under agreements to resell	17,181	0.13	6	4,385	2.04	22
Taxable investment securities (1)	840,598	4.31	9,060	710,653	5.25	9,319
Tax-exempt investment securities (1)	118,863	5.94	1,764	150,796	5.78	2,179
Loans and leases, net of unearned income (2)	3,862,201	5.63	54,218	4,346,980	6.07	65,677
Federal Home Loan Bank stock	48,797	-	-	48,797	1.40	171
Total interest earning assets	4,953,798	5.26	65,059	5,262,311	5.90	77,371
Nonearning assets	533,688			613,736
Total assets	$5,487,486			$5,876,047

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$540,416	0.26%	$355	$472,037	0.15%	$179
Savings and money market deposits	1,345,028	1.02	3,414	1,111,289	1.08	2,980
Time deposits under $100,000	668,096	2.62	4,364	590,750	2.81	4,126
Time deposits $100,000 and over	942,322	1.64	3,855	1,054,284	2.89	7,580
Short-term borrowings	52,895	0.25	34	369,489	2.57	2,357
Long-term debt	615,944	4.14	6,359	897,740	3.58	8,002
Total interest-bearing liabilities	4,164,701	1.77	18,381	4,495,589	2.26	25,224
Noninterest-bearing deposits	583,265			607,581
Other liabilities	69,526			84,702
Shareholders' equity	669,994			688,175
Total liabilities and shareholders' equity	$5,487,486			$5,876,047

Net interest income			$46,678			$52,147

Net interest margin		3.77%			3.97%

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$35,299	0.06%	$11	$597	2.32%	$7
Federal funds sold & securities purchased
under agreements to resell	8,827	0.13	6	3,513	2.48	43
Taxable investment securities (1)	806,133	4.41	17,792	724,843	5.14	18,614
Tax-exempt investment securities (1)	121,026	5.89	3,565	151,556	5.70	4,316
Loans and leases, net of unearned income (2)	3,938,559	5.66	110,723	4,297,175	6.36	135,971
Federal Home Loan Bank stock	48,797	-	-	48,797	1.20	293
Total interest earning assets	4,958,641	5.36	132,097	5,226,481	6.12	159,244
Nonearning assets	524,343			585,769
Total assets	$5,482,984			$5,812,250

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$519,598	0.26%	$676	$461,548	0.14%	$316
Savings and money market deposits	1,266,405	1.00	6,277	1,126,287	1.21	6,765
Time deposits under $100,000	689,396	2.73	9,344	561,634	3.08	8,607
Time deposits $100,000 and over	939,956	1.88	8,769	1,079,719	3.32	17,828
Short-term borrowings	125,324	0.44	272	299,471	2.87	4,280
Long-term debt	624,391	4.19	12,978	908,873	3.92	17,696
Total interest-bearing liabilities	4,165,070	1.86	38,316	4,437,532	2.51	55,492
Noninterest-bearing deposits	584,491			603,313
Other liabilities	84,293			77,195
Total equity	649,130			694,210
Total liabilities and equity	$5,482,984			$5,812,250

Net interest income			$93,781			$103,752

Net interest margin		3.80%			3.98%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $46.7 million for the second quarter of 2009, decreased by $5.5 million, or 10.5%, from the second quarter of 2008, while taxable-equivalent net interest income for the first half of 2009 declined by $10.0 million, or 9.6%, to $93.8 million from the comparable prior year period. The decrease in net interest income for the second quarter and first half of 2009 was primarily the result of the reduction in average loan and lease balances, which outpaced the reduction in short-term borrowings and long-term debt from prior year levels. The decreases in average loan and lease balances, short-term borrowings and long-term debt were reflective of measures we have employed to improve our liquidity position by focusing on reducing our loan-to-deposit ratio and our reliance on non-core funding sources. The decrease in net interest income was also reflective of the decline in average yields earned on interest earning assets, which exceeded the decline in average rates paid on our interest-bearing liabilities.

Interest Income

Taxable-equivalent interest income of $65.1 million for the second quarter of 2009, decreased by $12.3 million, or 15.9%, from the second quarter of 2008, while taxable-equivalent interest income of $132.1 million for the first six months of 2009, decreased by $27.1 million, or 17.0%, from the comparable prior year period.

The current quarter decrease in taxable-equivalent interest income was primarily attributable to the reduction in average loan and leases (net of write-downs, charge offs and transfers to held for sale), which contributed to approximately $7.4 million of the current quarter decrease. The current quarter decrease was also impacted by the decline in average loan yields, which decreased by 44 basis points (“bp”) from the second quarter of 2008. The decrease in average loan yields, which included the reversal of interest on nonaccrual loans totaling $1.4 million, contributed to approximately $4.8 million of the current quarter decrease. Taxable-equivalent interest income in the second quarter of 2009 included the reversal of $1.4 million of interest income on certain nonaccrual loans compared to a reversal of $2.1 million in the second quarter of 2008.

The year-to-date decrease in taxable-equivalent interest income was attributable to the decline in average loan yields, as well as a decrease in the average loans and leases balance. During the first half of 2009, the average yield on our loans and leases decreased by 70 bp to 5.66% from the first half of 2008. This decrease, which included the reversal of interest on nonaccrual loans totaling $2.4 million, reduced  taxable-equivalent interest income by $15.0 million for the period. The decrease in the average loan yields was indicative of the current interest rate environment, as reflected by the actions of the Federal Reserve Board’s Open Market Committee to significantly cut the federal funds rate. Average loans and leases also decreased during the first half of 2009 to $3.9 billion from $4.3 billion in the first half of 2008, resulting in a decrease in taxable-equivalent interest income of $11.4 million for the period. The decrease in average loans and leases was attributable to our concerted effort to reduce our loan-to-deposit ratio and net charge-offs of $54.9 million for the first six months of 2009.

Interest Expense

Taxable-equivalent interest expense of $18.4 million for the second quarter of 2009, decreased by $6.8 million, or 27.1%, from the comparable quarter one year ago, while taxable-equivalent interest expense of $38.3 million for the first six months of 2009, decreased by $17.2 million, or 31.0%, from the comparable prior year period. The decrease in interest expense for the second quarter and first half of 2009 was attributable to the overall decline in average interest-bearing liabilities and average rates paid thereon.

Decreases in the average balances of short-term borrowings of $316.6 million and long-term debt of $281.8 million during the second quarter of 2009, resulted in the reduction of taxable-equivalent interest expense of $2.0 million and $2.5 million, respectively, when compared to the second quarter of 2008. Year over year decreases in the weighed average rates paid on time deposits $100,000 and over of 125 bp and short-term borrowings of 232 bp also contributed to a reduction of $3.3 million and $2.1 million, respectively. Offsetting these decreases were the rise in the average rate paid on long-term debt of 56 bp and the increase in core deposit balances (defined as interest-bearing demand deposits, savings and money market deposits and time deposits under $100,000) of $379.5 million, which resulted in an increase in taxable-equivalent interest expense of $1.3 million and $1.2 million, respectively.

For the first half of 2009, decreases in the average balances of time deposits $100,000 and over, short-term borrowings and long-term debt contributed to a decline in taxable-equivalent interest expense of $2.3 million, $2.5 million and $5.6 million, respectively, when compared to the first half of 2008. Additionally, decreases in the average rates paid on time deposits $100,000 and over of 144 bp and short-term borrowings of 243 bp also contributed to a reduction in taxable-equivalent interest expense of $7.8 million and $3.6 million, respectively. Offsetting these decreases were the rise in core deposit balances and the average rate paid on long-term debt during the first half of 2009, which resulted in an increase in taxable-equivalent interest expense of $2.9 million and $1.2 million, respectively, when compared to the first half of 2008.

Net Interest Margin

Our net interest margin was 3.77% for the second quarter of 2009, compared to 3.97% for the second quarter of 2008, while our net interest margin for the first six months of 2009 was 3.80%, compared to 3.98% for the comparable prior year period. The compression in our net interest margin was attributable to the aforementioned decrease in net interest income. Additionally, average yields earned on interest earning assets have declined at a faster pace than the average rates paid on interest-bearing liabilities, as the rate of downward repricing of interest-bearing liabilities has been tempered by our concerted efforts to continue to grow our customer deposit base.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$17,170	$1,426
Real estate:
Construction	189,790	119,178
Mortgage-residential	16,548	6,162
Mortgage-commercial	16,939	5,462
Leases	2,856	335
Total non accrual loans	243,303	132,563
Other real estate	17,862	11,220
Total nonperforming assets	261,165	143,783

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	-	-
Real estate:
Construction	318	-
Mortgage-residential	3,437	582
Mortgage-commercial	-	-
Consumer	692	488
Total accruing loans delinquent for 90 days or more	4,447	1,070

Restructured loans still accruing interest:
Total restructured loans still accruing interest	-	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$265,612	$144,853

Total nonperforming assets as a percentage of loans
and leases, loans held for sale and other real estate	6.89%	3.52%

Total nonperforming assets and accruing loans delinquent for
90 days or more as a percentage of loans and leases, loans
held for sale and other real estate	7.01%	3.55%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	7.01%	3.55%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $261.2 million at June 30, 2009, compared to $143.8 million at fiscal 2008 year-end. The increase from fiscal 2008 was primarily attributable to the deteriorating Hawaii and California commercial real estate markets and its adverse impact on the credit fundamentals of many of our borrowers with exposure to these sectors. Additions to our nonperforming assets included: six Hawaii construction loans ($39.2 million), four Hawaii residential construction loans ($36.4 million), four California commercial construction loans ($25.8 million), 10 Hawaii commercial loans ($19.6 million), 37 Hawaii residential mortgage loans ($17.5 million) and a Washington commercial construction loan ($14.5 million). Offsetting these additions were the partial and full charge-offs of six California residential construction loans ($16.3 million), eight California commercial construction loans ($11.8 million) and seven Hawaii residential construction loans ($9.2 million). Additionally, one Hawaii commercial construction loan ($12.6 million) and one California commercial construction loan ($10.4 million) returned to accrual status during the six months ended June 30, 2009.

Loans delinquent for 90 days or more still accruing interest totaled $4.5 million at June 30, 2009, compared to $1.1 million at December 31, 2008. This increase was primarily attributable to the addition of eight Hawaii residential mortgage loans totaling $3.3 million.

At June 30, 2009, non-performing assets included five restructured loans to four Hawaii borrowers with a combined principal balance of $16.5 million and one restructured commercial loan to a California borrower totaling $2.5 million. Of the Hawaii loans, one loan was a residential construction loan ($8.9 million), two loans were commercial real estate loans ($4.8 million), one loan was a commercial construction loan ($2.1 million) and one loan was a residential mortgage loan ($0.7 million). Concessions made to the original contractual terms of these loans consisted primarily of deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Allowance for loan and lease losses:
Balance at beginning of period	$122,286	$72,108	$119,878	$92,049

Provision for loan and lease losses	74,324	87,800	101,074	122,072

Charge-offs:
Commercial, financial and agricultural	5,057	120	5,882	319
Real estate:
Construction	18,020	73,324	40,634	127,046
Mortgage-residential	4,545	-	4,907	-
Mortgage-commercial	2,375	-	2,375	-
Consumer	946	794	1,960	1,683
Leases	-	19	-	19
Total charge-offs	30,943	74,257	55,758	129,067

Recoveries:
Commercial, financial and agricultural	55	82	142	137
Real estate:
Construction	-	-	52	-
Mortgage-residential	35	9	54	61
Mortgage-commercial	2	4	5	6
Consumer	312	304	624	792
Leases	-	-	-	-
Total recoveries	404	399	877	996

Net charge-offs	30,539	73,858	54,881	128,071

Balance at end of period	$166,071	$86,050	$166,071	$86,050

Annualized ratio of net charge-offs to average loans	3.16%	6.80%	2.79%	5.96%

Our Allowance at June 30, 2009 totaled $166.1 million, an increase of $46.2 million, or 38.5%, from year-end 2008. When expressed as a percentage of total loans, our Allowance was 4.50% at June 30, 2009, compared to 2.97% at year-end 2008. The increase in our Allowance was a direct result of the $101.1 million Provision recognized during the first half of 2009, partially offset by $54.9 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the residential and commercial construction markets in California and Hawaii. The increase in our Allowance as a percentage of total loans is consistent with the higher risk profile of our loan portfolio given the weak commercial real estate markets in Hawaii and California, as well as the uncertain national, regional and local economic environment.

In light of these challenging market conditions, the increase in our Allowance was deemed appropriate in response to the aforementioned increase in nonaccrual loans (excluding loans held for sale) and reflects the reduced value of the collateral supporting our impaired loans with exposure to the California and Hawaii real estate markets as well as increased credit risk in other parts of our loan portfolio. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The increase in total nonaccrual and impaired loans combined with reduced collateral values and increases in our loan loss factors, contributed to the elevated Provision recognized during the three and six months ended June 30, 2009. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present.

Increased risk volatility and downward risk rating migration in our loan portfolio also contributed to the increased Provision. During the first half of 2009, risk rating migration accelerated at a faster pace then originally anticipated as recent events within the financial markets, retrenching consumer confidence, further weakening of the Hawaii and California real estate markets, and continued job losses have resulted in heightened risk within our various commercial and commercial real estate loan portfolios. In particular, we recently experienced adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios as the economic downturn continues and real estate values continue to decline.

While we are attempting to actively manage our credit portfolio in a diligent and focused manner, we expect these challenging economic conditions to persist over the coming quarters. As a result, we expect that our total credit costs, which includes the Provision, will remain at elevated levels during this uncertain period.

Other Operating Income

Total other operating income of $14.6 million for the second quarter of 2009 increased by $2.7 million, or 22.4%, from the comparable quarter one year ago. The change was largely due to increases in non-cash gains related to the ineffective portion of a cash flow hedge of $2.6 million, gains on sales of loans of $2.3 million and income from bank-owned life insurance of $0.7 million. The increase in net gain on sales of residential loans was reflective of the 14.7% increase in residential mortgages originated in the second quarter of 2009 over the comparable prior year period as our wholly-owned subsidiary, Central Pacific HomeLoans (“CPHL”), continues to establish itself as the leading residential mortgage lender in the State of Hawaii. The increases described above were partially offset by an other-than-temporary impairment (“OTTI”) charge on three non-agency collateralized mortgage obligations totaling $2.6 million. The OTTI charge resulted from our assessment that a portion of the principal and interest payments due on these securities may not be collected as a result of credit weakness in the underlying collateral.

For the six months ended June 30, 2009, total other operating income of $30.3 million increased by $4.1 million, or 15.5%, over the comparable prior year period. The improvement was primarily due to the increase in net gains on sales of residential loans of $4.5 million as residential mortgage originations at CPHL were up 35.1% during the six months ended June 30, 2009 from the comparable prior year period. Total other operating income for the first half of 2009 also included a $3.6 million gain related to the sale of a parcel of land, as well as the aforementioned non-cash gains related to the ineffective portion of a cash flow hedge and OTTI charge. Other operating income for the first six months of 2008 included a gain of $0.9 million attributable to the mandatory partial redemption of our shares in Visa, Inc.

Other Operating Expense

Total other operating expense for the second quarter of 2009 was $45.8 million compared to $160.3 million in the comparable quarter one year ago. Other operating expenses for the second quarter of 2008 included a non-cash goodwill impairment charge of $94.3 million. The decrease in other operating expense in the current period was also attributable to lower credit related charges, which includes write-downs of loans held for sale, foreclosed asset expense and losses on sales of loans totaling $24.9 million, partially offset by higher FDIC insurance expense totaling $4.8 million. The current quarter increase in FDIC insurance expense was due to higher insurance rates charged generally by the FDIC as well as a special assessment charge imposed on all FDIC-insured institutions. The special assessment charge amounted to $2.5 million, or five basis points of the bank’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Other FDIC insurance expense is anticipated to continue to be higher during the remainder of 2009 over last year. The provision for the reserve for unfunded commitments in the second quarter and first half of 2009 totaled $2.4 million and $4.7 million, respectively, compared to $1.9 million for the second quarter of 2008 and a reversal of $2.6 million in first half of 2008. Total other operating expense for the first half of 2009 was $83.5 million, compared to $191.7 million in the first half of 2008. The decrease in other operating expense was primarily attributable to the events that transpired during the second quarters of 2009 and 2008 as described above.

Income Taxes

In the second quarter and first six months of 2009, the Company recognized income tax benefits of $25.0 million and $30.0 million on pre-tax net losses of $59.5 million and $61.8 million, respectively.  In the comparable prior year periods, the Company recorded income tax benefits of $38.5 million and $40.8 million on pre-tax losses of $184.8 million and $185.4 million, respectively. The Company’s effective tax rate for the second quarter and first six months of 2009 were impacted by the settlement of a state tax contingency in the first quarter which provided a tax benefit of $2.2 million, as well as the disproportionate recognition of federal and state tax credits and the generation of tax-exempt income.

The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to our effective tax rate during periods in which the Company is near break-even or experiencing a pre-tax loss. The effective tax rate for the second quarter and the first six months of 2009 was 42.1% and 48.5%, respectively, higher than the expected tax rate of 35.0% due to the recognition of income tax benefits from tax credits of $0.7 million and $1.4 million and tax exempt income of $1.0 million and $1.8 million for the second quarter and first six months of 2009, respectively, and the aforementioned $2.2 million state tax contingency settlement in the first quarter of 2009.

Factors that may affect the effective tax rate for the remainder of 2009 include the level of tax-exempt income recognized, the amount of nondeductible expenses incurred and the amount of federal and state tax credits available to offset future taxable income.

Financial Condition

Total assets at June 30, 2009 were $5.5 billion, compared to $5.4 billion at December 31, 2008.

Loans and Leases

Loans and leases, net of unearned income, of $3.7 billion at June 30, 2009, decreased by $341.7 million from year-end 2008. The decrease was primarily due to a bulk loan sale of Hawaii residential mortgages totaling $98.4 million in the first quarter of 2009, net charge-offs of $54.9 million and scheduled pay-offs during the first half of 2009. The bulk sale of Hawaii residential mortgages was done at their respective carrying values, thus, no gain or loss was recognized on the transaction.

Hawaii Construction and Commercial Real Estate Loans

At June 30, 2009, the Hawaii construction and commercial real estate loan portfolio totaled $1.2 billion.  This loan portfolio decreased by $74.2 million from December 31, 2008. Hawaii construction and commercial real estate loans represented 31.4% and 30.9% of total loans and leases at June 30, 2009 and December 31, 2008, respectively.

Of the $1.2 billion balance in the Hawaii construction and commercial real estate portfolio, the allowance for loan and lease losses established for these loans was $58.7 million at June 30, 2009, or 5.07%, of the total outstanding balance.

Nonperforming assets related to this sector were comprised of 16 loans totaling $87.5 million at June 30, 2009, or 1.58%, of total assets, compared to $25.3 million at December 31, 2008.

Mainland Commercial Real Estate and Construction Loans

At June 30, 2009, our mainland construction and commercial real estate loans totaled $953.8 million and mainland construction and commercial real estate foreclosed properties totaled $17.3 million. The portfolio balance consisted of $649.5 million in California and $304.3 million in other Western states.  Our total exposure to this sector decreased by $88.6 million from December 31, 2008.

Mainland construction and commercial real estate loans represented 25.9% and 25.8% of total loans and leases at June 30, 2009 and December 31, 2008, respectively. Of the $953.8 million balance in the mainland construction and commercial real estate portfolio, the allowance for loan and lease losses established for these loans was $73.4 million at June 30, 2009, or 7.70%, of the total outstanding balance.

Nonperforming assets related to this sector totaled $142.8 million at June 30, 2009, or 2.58%, of total assets. This balance was comprised of 27 loans totaling $125.5 million and four foreclosed properties totaling $17.3 million. Nonperforming assets related to this sector totaled $108.9 million at December 31, 2008.

Deposits

Total deposits of $4.0 billion at June 30, 2009 reflected an increase of $55.0 million, or 1.4%, from year-end 2008. During the first half of 2009, we made a concerted effort to restructure our deposit mix by growing core deposits. Interest bearing demand and savings and money market increased during the current quarter by $75.9 million and $371.0 million, respectively, while noninterest bearing demand and time deposits decreased by $3.4 million and $388.5 million, respectively. The overall increase in our core deposits during the first half of 2009 was fueled by strong growth in our recently launched Super Savings product. The decrease in time deposits was directly attributable to a large customer converting $225.7 million of time deposits into repurchase agreements during the second quarter of 2009. This conversion was done at our request and we consider these repurchase agreements analogous to time deposits.

Regulatory Action

As previously disclosed, CPF and the bank are subject to memorandums of understanding (“MOUs”) with its regulators, the Federal Reserve Board (“FRB”), FDIC and the State of Hawaii Department of Financial Institutions (“DFI”).

Capital Resources

Shareholders’ equity was $615.0 million at June 30, 2009, compared to $526.3 million at year-end 2008. The Company’s tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) was 5.76% at June 30, 2009, compared to 6.59% at December 31, 2008.

On January 28, 2009, the Company’s board of directors elected to suspend the payment of cash dividends effective immediately. The suspension of our cash dividend reflects our decision to preserve and build capital during these challenging economic times. As the economic environment stabilizes and our operating performance improves, we will reassess our capital levels and the payment of future cash dividends. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRB and DFI.

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Under the 2008 Repurchase Plan, repurchases may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during the six months ended June 30, 2009. Although a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at June 30, 2009, the Company is not currently making any repurchases and does not plan to do so for the foreseeable future.

We have five statutory trusts: CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities. Our ability to pay dividends on these statutory trusts is subject to approval by the FRB and DFI and there is no assurance that such approval can be obtained. The FRB has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as non-controlling interest, and are included in Tier 1 capital for bank holding companies.

Management and the Company’s board of directors continue to closely evaluate our capital levels. On January 9, 2009, we issued $135.0 million in senior preferred stock in connection with our participation in the U.S. Treasury’s TARP CPP. The preferred stock qualifies as a component of Tier 1 capital. Given the uncertainty in the economy and capital markets, we will continue to evaluate our capital levels and requirements and consider ways to increase our capital if appropriate, including through further asset reductions or the possibility of raising additional capital independently. There can be no assurance that we will be able to independently raise additional capital or that we will be able to do so on terms favorable to us.

General capital adequacy regulations adopted by the FRB and the FDIC require an institution to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table sets forth the Company’s capital ratios, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. In addition, FDIC-insured institutions such as our principal banking subsidiary, Central Pacific Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. As of June 30, 2009, our capital ratios and the capital ratios of our bank exceeded the minimum thresholds for a “well-capitalized” institution.

			Minimum Required
			for Capital		Minimum Required to
	Actual		Adequacy Purposes		be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At June 30, 2009:
Leverage capital	$566,033	10.6%	$213,381	4.0%	$266,726	5.0%
Tier 1 risk-based capital	566,033	13.3	170,462	4.0	255,693	6.0
Total risk-based capital	620,817	14.6	340,925	8.0	426,156	10.0

At December 31, 2008:
Leverage capital	$466,465	8.8%	$211,648	4.0%	$264,560	5.0%
Tier 1 risk-based capital	466,465	10.4	178,693	4.0	268,040	6.0
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0

Central Pacific Bank
At June 30, 2009:
Leverage capital	$555,045	10.5%	$212,385	4.0%	$265,481	5.0%
Tier 1 risk-based capital	555,045	13.1	169,974	4.0	254,961	6.0
Total risk-based capital	609,678	14.4	339,947	8.0	424,934	10.0

At December 31, 2008:
Leverage capital	$449,845	8.5%	$210,707	4.0%	$263,384	5.0%
Tier 1 risk-based capital	449,845	10.1	178,323	4.0	267,485	6.0
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0

In addition to the regulatory requirements referred to above, our bank is also required to maintain its leverage capital ratio above 9% pursuant to an MOU.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of securities to the U.S. Treasury have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on its Fixed Rate Cumulative Perpetual Preferred Stock and payments on its subordinated debentures which fund payments on its outstanding trust preferred securities. CPF has limited capital resources to meet these obligations and will require additional funds to meet these obligations if it does not elect to defer the payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock or trust preferred securities, which it has a right to do, or seek and obtain approval from its regulators for the Bank to pay a dividend to CPF. In the past, CPF has primarily relied upon dividends from the Bank for its cash flow needs. These now require prior approval of the FDIC and DFI.

In July 2009, Central Pacific Financial Corp. (“CPF”) announced the commencement of a public offering of its common and junior participating preferred stock to raise gross proceeds of up to $100.0 million. CPF intended to use the net proceeds from this offering to further strengthen the Company’s capital position and for general corporate purposes. On July 29, 2009, CPF postponed the stock offering as it did not have a sufficient number of authorized but unissued common shares that would be required to raise its targeted capital considering the current price level of its common stock. CPF plans to increase its number of authorized common shares, subject to shareholder approval, which will provide CPF with increased flexibility as it proceeds with its capital raising efforts. CPF may also be able to obtain funds through borrowing; however, incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRB and the DFI. As needed, we intend to seek approval from our regulators for the Bank to pay dividends to CPF. There are no assurances that the FDIC and DFI will authorize the Bank to pay dividends to CPF or that CPF will be able to obtain funding from the issuance of equity or debt in the future.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have, and continue to, employ a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources by growing core deposits and decreasing our loan-to-deposit ratio from 103.0% at December 31, 2008 to 93.0% at June 30, 2009.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB-Seattle, secured repurchase agreements, federal funds borrowings, brokered certificates of deposit and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, the access to these sources may not be guaranteed due to the current volatile market conditions.

The bank is a member of and maintained a $1.0 billion line of credit with the FHLB as of June 30, 2009. Long-term borrowings under this arrangement totaled $521.4 million at June 30, 2009, compared to $541.0 million of long-term borrowings at 2008 year-end. There were no short-term borrowings under this arrangement at June 30, 2009 or year-end 2008. FHLB advances outstanding at June 30, 2009 were secured by interest-bearing deposits at the FHLB of $22.5 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $180.0 million and certain real estate loans totaling $1.2 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. Approximately $501.8 million remained available for future borrowings at June 30, 2009. The FHLB has the right to suspend future advances.

The bank also maintained a $676.5 million line of credit with the Federal Reserve discount window as of June 30, 2009. There were no borrowings under this arrangement at June 30, 2009, although there were $276.0 million in short-term borrowings at 2008 year-end. Advances under this arrangement are secured by an investment security with a fair value of $5.0 million and certain real estate loans totaling $1.0 billion. At June 30, 2009, the entire $676.5 million was available to us for future borrowings.

Proceeds from our January 2009 sale of preferred stock under the TARP CPP of $135.0 million, provides us with additional resources for our lending activities. If market conditions permit, proceeds from future common stock offerings may also provide another source of funds as it has done in the past. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Over the past year, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through the first half of 2009, making it significantly more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2009 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors have been updated from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the period ended December 31, 2008, filed with the SEC.

Factors That May Affect Our Business

We have incurred significant losses and cannot assure you that we will be profitable.

We incurred a net loss of $138.4 million, or $4.83 loss per common share, for the year ended December 31, 2008, and a net loss of $34.4 million, or $1.27 per common share, for the quarterly period ended June 30, 2009, in each case due primarily to credit costs, including a significant provision for loan and lease losses. Although we have taken a significant number of steps to reduce our credit exposure, we likely will continue to incur significant credit costs through 2010 which we anticipate will continue to adversely impact our overall financial performance and results of operations.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations.

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

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, brokered deposits, advances from the Federal Home Loan Bank of Seattle (“FHLB-Seattle”) and the Fed discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB-Seattle or market conditions were to change.

We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

In addition, Central Pacific Financial Corp. must provide for its own liquidity. Substantially all of Central Pacific Financial Corp.'s revenues are obtained from dividends declared and paid by Central Pacific Bank. If Central Pacific Bank is unable to pay dividends to Central Pacific Financial Corp., whether as a result of actions by regulatory authorities or otherwise, Central Pacific Financial Corp. may not be able to satisfy its own obligations, including its debt obligations. If we are unable to satisfy those obligations, we may be, among other things, required to satisfy obligations before they otherwise would have become due, prohibited from paying dividends on our outstanding capital stock or otherwise restricted in our commercial activities.

If our bank ceases to be a “well capitalized” institution for regulatory purposes or the elevated standards contained in the MOUs, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. In addition, our bank's ability to accept brokered deposits may be restricted, and the interest rates we pay may be restricted, both of which could substantially impair our liquidity.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) in response to the current crisis in the financial sector. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Additionally, on June 17, 2009, the U.S. Treasury released a white paper proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers. If enacted, the proposals would significantly alter not only how financial firms are regulated but also how they conduct their business. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the value of our securities.

Our California operations have a considerable effect on our results of operations, and sustaining these operations may be difficult, which could adversely affect our results of operations.

The performance of our California operations depends on a number of factors, including improvement of the California real estate market. As we have seen in the California residential construction market throughout 2008, the strength of the real estate market and the results of our operations could continue to be negatively affected by an economic downturn.

At June 30, 2009, loans originated in our California loan production offices totaled $0.7 billion, or 18.5% of our total loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for commercial and residential property within the relevant market. Declines in the market for commercial property are causing commercial borrowers to suffer losses on their projects and they may be unable to repay their loans. Defaults of these loans or further deterioration in the credit worthiness of any of these borrowers would further negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale are causing residential developers who are our borrowers to also suffer losses on their projects and encounter difficulty in repaying their loans. Since the third quarter of 2007, we have significantly increased our provision for loan losses as a result of these challenging conditions.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRB, FDIC and DFI. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The capital that must be maintained;

•	The kinds of activities that can be engaged in;

•	The kinds and amounts of investments that can be made;

•	The locations of offices;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits.

In December 2008, the members of the board of directors of Central Pacific Bank entered into a memorandum of understanding with the FDIC and the DFI to address certain issues that arose in the bank's most recent regulatory examination in August 2008. The issues required to be addressed by management include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, the re-evaluation, development and implementation of strategic and other plans, to increase the bank’s leverage capital ratio to 9% within 120 days and to obtain approval of the FDIC and the DFI for the payment of cash dividends by the bank to us. Effective April 1, 2009, CPF entered into a memorandum of understanding with the FRB and the DFI that parallels the memorandum of understanding Central Pacific Bank's directors entered into with the FDIC and the DFI and includes our agreement to obtain the approval of the FRB and the DFI for CPF to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our Trust Preferred securities.

In addition, due to the ongoing economic downturn and the resultant deterioration in the Hawaii and California commercial real estate markets and adverse impact on our loan portfolio and financial results, we may be the subject of additional regulatory actions in the future and face further limitations on our business, which would impair our operations and restrict our growth. Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On June 26, 2009, Fitch Ratings downgraded the ratings for us, Central Pacific Bank and our preferred stock and placed our ratings on Rating Watch Negative. This ratings downgrade may contribute to a loss of deposits and further downgrades to us, our affiliates or our securities could further reduce deposits and result in the loss of relationships.

Recent Market, Legislative and Regulatory Events

The FDIC has imposed a special assessment on all FDIC-insured institutions, which will decrease our earnings in 2009.

In May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of Central Pacific Bank's total assets minus Tier 1 capital as of June 30, 2009. This represents a charge of approximately $2.5 million which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially and adversely affect our results of operations.

The fiscal, monetary and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Additionally, on June 17, 2009, the U.S. Treasury Department released a white paper proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers. If enacted, the proposals would significantly alter not only how financial firms are regulated but also how they conduct their business. Changes in FRB policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition. In particular, further deterioration of asset quality;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts' revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors.

Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength.

A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

We may need to raise additional capital which could result in a decline in the price and further dilution of our common stock.

We face significant business, regulatory and other governmental risk as a financial institution, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity. In this regard, we note that we are not one of the 19 institutions required to conduct a forward-looking capital assessment, or “stress test,” pursuant to the federal government’s Capital Assessment Program (“CAP”), but that the stress assessment requirements under the CAP or similar requirement could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine or, our regulators could require us, to raise additional capital. There could also be market perceptions regarding the need to raise additional capital, whether as a result of public disclosures that may be made regarding the CAP stress test methodology or otherwise, and, regardless of the outcome of any stress test or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

The issuance of any additional shares of common or preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to holders of our common stock. For instance, exercise of the TARP Warrant or options to purchase common stock under our employee and director stock option plans would dilute the value of our common stock. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

Our common stock is equity and therefore is subordinate to our and our subsidiaries’ indebtedness. In addition, our common stock is subordinate to all of our preferred stock.

Our common stock is an equity interest in us and does not constitute indebtedness. As such, our common stock will rank junior to all current and future indebtedness and other non-equity and other senior claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. In the event of our bankruptcy, liquidation or winding up, our assets will be available to pay obligations only after all of our indebtedness, other liabilities and other senior claims have been paid. We may, and Central Pacific Bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock. Under the terms of our TARP Preferred Stock, our ability to declare or pay dividends on or repurchase our common stock or other equity or capital securities is subject to restrictions in the event that we fail to declare and pay (or set aside for payment) full dividends on the TARP Preferred Stock. Our board of directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our shareholders. If we issue preferred shares in the future that have a preference over or are on parity with our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock and the market price of our common stock could be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (the “Meeting”) was held on May 26, 2009 for the purpose of considering and voting upon the following matters:

•	To elect four persons to the board of directors for a term of three years and to serve until their successors are elected and qualified;

•	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009;

•	To consider an advisory (non-binding) proposal to approve the compensation of the Company’s executive officers;

•	A shareholder proposal requesting the board of directors to eliminate classification of terms of the board of directors;

•	To transact such other business as may properly come before the Meeting and at any and all adjournments thereof.

The following table presents the names of directors elected at the Meeting, as well as the number of votes cast for each of the directors nominated. A total of 23,961,956 shares, or 83.4% of eligible shares, were represented at the meeting.

Name	For	Withheld	Abstain
Richard J. Blangiardi	19,526,217	972,564	3,463,174
Paul J. Kosasa	19,379,105	1,119,676	3,463,174
Mike K. Sayama	19,881,670	617,112	3,463,174
Dwight L. Yoshimura	18,758,952	1,739,830	3,463,174

In addition to the above directors, the following directors will continue to serve on the board of directors until the expiration of their respective terms as indicated:

Name	Expiration of Term
Ronald K. Migita	2010
Christine H. H. Camp	2010
Dennis I. Hirota	2010
Maurice H. Yamasato	2010
Earl E. Fry	2011
B. Jeannie Hedberg	2011
Colbert M. Matsumoto	2011
Crystal K. Rose	2011

The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved with a total of 22,701,726 votes cast for, 853,760 cast against, and 406,469 abstentions.

The advisory (non-binding) proposal to approve the compensation of the Company’s executive officers was approved with a total of 20,044,069 votes cast for, 3,748,497 votes cast against, and 169,389 abstentions.

The shareholder proposal requesting that the board of directors take the steps necessary to eliminate the classification of terms of the board of directors was approved with a total of 14,765,812 votes cast for, 3,996,381 votes cast against, 464,305 abstentions and 4,734,793 nonvotes.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 6, 2009	/s/ Ronald K. Migita
Ronald K. Migita
Chairman, President & Chief Executive Officer

Date: August 6, 2009	/s/ Dean K. Hirata
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