Form 10-Q
period 2009-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2009-11-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of registrant’s common stock, no par value, on November 2, 2009 was 30,328,764 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2009 and December 31, 2008

Consolidated Statements of Operations Three and nine months ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows Nine months ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry; the impact of regulatory action on the Company and Central Pacific Bank; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company's stock; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K/A for the last fiscal year. The Company does not update any of its forward-looking statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and due from banks	$112,828	$107,270
Interest-bearing deposits in other banks	204,338	475
Investment securities:
Available for sale	973,364	742,600
Held to maturity (fair value of $5,461 at September 30, 2009 and $8,759 at December 31, 2008)	5,332	8,697
Total investment securities	978,696	751,297

Loans held for sale	60,027	40,108

Loans and leases	3,457,682	4,030,266
Less allowance for loan and lease losses	204,914	119,878
Net loans and leases	3,252,768	3,910,388

Premises and equipment, net	76,511	81,059
Accrued interest receivable	16,590	20,079
Investment in unconsolidated subsidiaries	17,794	15,465
Other real estate	21,093	11,220
Goodwill	102,689	152,689
Other intangible assets	44,926	39,783
Bank-owned life insurance	138,757	135,371
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	66,757	42,400
Other assets	28,939	75,960
Total assets	$5,171,510	$5,432,361

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$647,672	$627,094
Interest-bearing demand	547,414	472,269
Savings and money market	1,424,518	1,057,881
Time	1,241,327	1,754,322
Total deposits	3,860,931	3,911,566

Short-term borrowings	252,807	279,450
Long-term debt	558,212	649,257
Other liabilities	52,889	55,748
Total liabilities	4,724,839	4,896,021

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares at September 30, 2009 and none at December 31, 2008	128,606	-
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding
30,329,123 shares at September 30, 2009 and 28,732,259 shares at December 31, 2008	406,312	403,176
Surplus	62,837	55,963
Retained earnings (accumulated deficit)	(157,088)	63,762
Accumulated other comprehensive income (loss)	(4,028)	3,390
Total shareholders' equity	436,639	526,291
Non-controlling interest	10,032	10,049
Total equity	446,671	536,340
Total liabilities and equity	$5,171,510	$5,432,361

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Interest and fees on loans and leases	$48,594	$64,224	$159,317	$200,195
Interest and dividends on investment securities:
Taxable interest	9,768	8,696	27,555	27,275
Tax-exempt interest	937	1,351	3,254	4,156
Dividends	2	7	7	42
Interest on deposits in other banks	106	4	117	11
Interest on Federal funds sold and securities purchased under agreements to resell	3	33	9	76
Dividends on Federal Home Loan Bank stock	-	171	-	464
Total interest income	59,410	74,486	190,259	232,219

Interest expense:
Interest on deposits:
Demand	364	251	1,040	567
Savings and money market	3,250	3,171	9,527	9,936
Time	6,218	10,932	24,331	37,367
Interest on short-term borrowings	144	1,583	416	5,863
Interest on long-term debt	5,982	7,965	18,960	25,661
Total interest expense	15,958	23,902	54,274	79,394

Net interest income	43,452	50,584	135,985	152,825
Provision for loan and lease losses	142,496	22,900	243,570	144,972
Net interest income (loss) after provision for loan and lease losses	(99,044)	27,684	(107,585)	7,853

Other operating income:
Service charges on deposit accounts	4,052	3,702	11,537	10,756
Other service charges and fees	3,549	3,501	10,453	10,626
Income from fiduciary activities	874	945	2,843	2,940
Equity in earnings of unconsolidated subsidiaries	134	103	613	517
Fees on foreign exchange	170	142	431	448
Investment securities gains (losses)	(169)	12	(318)	265
Other than temporary impairment on securities
(net of $7,323 recognized in OCI for the nine months ended 2009)	-	-	(2,565)	-
Loan placement fees	188	201	748	567
Net gain on sales of residential loans	3,060	1,807	11,608	5,846
Income from bank-owned life insurance	1,599	888	4,183	3,603
Other	1,982	409	6,189	2,352
Total other operating income	15,439	11,710	45,722	37,920

Other operating expense:
Salaries and employee benefits	16,582	17,558	50,526	53,570
Net occupancy	3,260	3,261	9,640	9,380
Equipment	1,497	1,420	4,571	4,248
Amortization and impairment of other intangible assets	1,582	1,237	4,553	3,687
Communication expense	1,087	1,155	3,201	3,365
Legal and professional services	2,957	3,209	8,519	8,237
Computer software expense	818	865	2,570	2,537
Advertising expense	948	1,016	2,416	2,398
Goodwill impairment	50,000	-	50,000	94,279
Foreclosed asset expense	5,523	83	7,952	6,657
Loss on sales of commercial real estate loans	-	203	-	1,874
Write down of assets	-	100	1,339	22,524
Other	5,239	7,358	27,722	16,452
Total other operating expense	89,493	37,465	173,009	229,208

Income (loss) before income taxes	(173,098)	1,929	(234,872)	(183,435)
Income taxes (benefit)	10,043	(1,112)	(19,918)	(41,876)
Net income (loss)	(183,141)	3,041	(214,954)	(141,559)
Preferred stock dividends and accretion	2,030	-	5,896	-
Net income (loss) available to common shareholders	$(185,171)	$3,041	$(220,850)	$(141,559)

Per common share data:
Basic and diluted earnings (loss) per share	$(6.38)	$0.11	$(7.67)	$(4.94)
Cash dividends declared	-	0.10	-	0.60

Shares used in computation:
Basic shares	29,030	28,665	28,801	28,668
Diluted shares	29,030	28,699	28,801	28,668

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(214,954)	$(141,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan and lease losses	243,570	144,972
Depreciation and amortization	6,322	5,964
Gain on sale of premises and equipment	(3,612)	-
Goodwill impairment	50,000	94,279
Write down of assets	1,339	22,524
Foreclosed asset expense	7,952	6,657
Amortization and impairment of other intangible assets	4,553	3,687
Net amortization of investment securities	2,341	1,074
Share-based compensation	125	1,764
Net (gain) loss on investment securities	318	(265)
Other than temporary impairment on securities	2,565	-
Deferred income tax expense (benefit)	17,057	(11,889)
Net gain on sales of residential loans	(11,608)	(5,846)
Loss on sale of commercial real estate loans	-	1,874
Proceeds from sales of trading securities	-	4,986
Ineffective portion of derivatives	(3,364)	(106)
Proceeds from sales of loans held for sale	1,410,480	1,147,478
Originations of loans held for sale	(1,392,232)	(973,176)
Tax benefits from share-based compensation	-	(40)
Equity in earnings of unconsolidated subsidiaries	(613)	(517)
Increase in cash surrender value of bank-owned life insurance	(4,180)	(3,589)
Increase in income tax receivable	(24,357)	(40,120)
Net change in other assets and liabilities	11,993	(9,524)
Net cash provided by operating activities	103,695	248,628

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	191,121	413,915
Proceeds from sales of investment securities available for sale	43,672	10,735
Purchases of investment securities available for sale	(416,769)	(369,131)
Proceeds from maturities of and calls on investment securities held to maturity	3,324	21,648
Proceeds from sales of investment securities held to maturity	-	454
Net principal repayments (loan originations)	204,445	(435,078)
Proceeds from sales of loans originated for investment	112,444	111,471
Proceeds from sales of securitized residential mortgage loans	-	20,838
Proceeds from sale of other real estate	1,406	2,000
Proceeds from bank-owned life insurance	794	843
Proceeds from sale of premises and equipment	7,207	-
Purchases of premises and equipment	(5,369)	(5,041)
Distributions from unconsolidated subsidiaries	573	656
Contributions to unconsolidated subsidiaries	(4,228)	(846)
Acquisition of businesses and minority interests	-	(6,738)
Net cash provided by (used in) investing activities	138,620	(234,274)

Cash flows from financing activities:
Net decrease in deposits	(50,635)	(225,647)
Proceeds from long-term debt	-	30,000
Repayments of long-term debt	(90,815)	(64,111)
Net increase (decrease) in short-term borrowings	(26,643)	262,205
Cash dividends paid on common stock	-	(17,240)
Cash dividends paid on preferred stock	(2,362)	-
Tax benefits from share-based compensation	-	40
Repurchases of common stock	-	(1,824)
Net proceeds from issuance of common stock and stock option exercises	3,196	520
Net proceeds from issuance of preferred stock and warrants	134,365	-
Net cash used in financing activities	(32,894)	(16,057)

Net increase (decrease) in cash and cash equivalents	209,421	(1,703)
Cash and cash equivalents at beginning of period	107,745	82,129
Cash and cash equivalents at end of period	$317,166	$80,426

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$57,797	$85,751
Income taxes	1,532	13,798
Cash received during the period for:
Income taxes	14,035	1,820
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$60	$73
Net reclassification of loans to other real estate	17,910	17,490
Net transfer of loans to loans held for sale	26,559	167,354
Securitization of residential mortgage loans into trading mortgage backed securities	-	4,995
Securitization of residential mortgage loans into available for sale mortgage backed securities	50,146	10,936
Dividends accrued on preferred stock	2,531	-
Accretion of preferred stock discount	991	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. (referred to herein as “the Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K/A for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year. At November 9, 2009, there are no material subsequent events requiring additional disclosure in, or amendment to, our consolidated financial statements.

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity for any periods presented.

2.  REGULATORY, CAPITAL AND LIQUIDITY MATTERS

We continue to operate in a difficult environment, and have been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy. Deterioration in the Hawaii and California commercial real estate markets and related declines in property values in those markets has had a negative impact on our operating results for the past two years. We expect our credit costs to remain at elevated levels through 2010.

As previously disclosed, the Company and its bank subsidiary, Central Pacific Bank (the “bank”), have entered into memorandums of understanding with our regulators, the Federal Reserve Bank of San Francisco (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Department of Financial Institutions (“DFI”), which require us to, among other matters, ensure that the Bank maintains a leverage capital ratio at or above 9.0%. At September 30, 2009, the bank was not in compliance with this requirement. As a result of the FDIC’s and DFI’s recent examinations, we anticipate that the bank will consent to a formal enforcement action with the FDIC and DFI. The enforcement action, which is expected to also address the aforementioned noncompliance with the leverage capital ratio, may require, among other things, directives to strengthen capital, improve asset quality and maintain liquidity.

We are pursuing various measures to improve our capital position, including the issuance of additional common stock or other equity instruments. On October 22, 2009, we obtained shareholder approval to amend our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 185,000,000 shares. Also, as part of our capital raising efforts, we have retained the services of a third-party consultant to provide an independent review of our loan portfolio and are evaluating potential public and private capital offerings. However, there is no assurance that we will be able to improve our capital position, or if we are able to do so, on terms that are favorable to us.

We suspended the payment of dividends on our outstanding junior subordinated notes relating to our trust preferred securities and on our outstanding fixed rate cumulative perpetual preferred stock beginning in the third quarter of 2009. However, our liquidity may be negatively impacted by an inability to access the capital markets or by unforeseen demands on cash.

We have determined that significant improvement in asset quality and a substantial amount of additional capital, while maintaining liquidity, will be required for us to continue operations in the foreseeable future. These uncertainties may have a material adverse effect on our business, results of operations and financial position and may impact our ability to continue as a going concern.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 Generally Accepted Accounting Principles - Amendments Based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. Under this ASU, The FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. For Securities and Exchange Commission (“SEC”) registrants, rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On September 15, 2009, the effective date of this ASU, the Codification superseded all then-existing non-SEC accounting and reporting standards unless a particular accounting or reporting standard was specifically grandfathered into the Codification as authoritative GAAP. All other non-grandfathered non-SEC accounting literature not included in the Codification is no longer authoritative. In the FASB’s view, the issuance of this ASU and the Codification does not change GAAP (except in limited instances not applicable to public nongovernmental entities).  The adoption of ASU 2009-01, formerly FASB Statement No. 168, did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 166”), which will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements. This amendment is included in Accounting Standards Codification (“ASC”) 860-10.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements. This amendment is included in ASC 942-810.

4.   INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
September 30, 2009
Held to Maturity
States and political subdivisions	$500	$6	$-	$506
U.S. Government sponsored entities mortgage-backed securities	4,832	123	-	4,955
Total	$5,332	$129	$-	$5,461

Available for Sale
U.S. Government sponsored entities debt securities	$207,765	$1,642	$(70)	$209,337
States and political subdivisions	79,211	1,156	(130)	80,237
U.S. Government sponsored entities mortgage-backed securities	604,256	13,741	(712)	617,285
Non-agency collateralized mortgage obligations	75,421	-	(9,853)	65,568
Other	977	-	(40)	937
Total	$967,630	$16,539	$(10,805)	$973,364

December 31, 2008
Held to Maturity
States and political subdivisions	$1,984	$8	$-	$1,992
U.S. Government sponsored entities mortgage-backed securities	6,713	68	(14)	6,767
Total	$8,697	$76	$(14)	$8,759

Available for Sale
U.S. Government sponsored entities debt securities	$98,819	$1,335	$(225)	$99,929
States and political subdivisions	126,427	1,003	(3,040)	124,390
U.S. Government sponsored entities mortgage-backed securities	403,031	8,615	(338)	411,308
Non-agency collateralized mortgage obligations	111,308	-	(5,217)	106,091
Other	1,106	-	(224)	882
Total	$740,691	$10,953	$(9,044)	$742,600

The amortized cost and estimated fair value of investment securities at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Held to Maturity
Due after one year through five years	$500	$506
Mortgage-backed securities	4,832	4,955
Total	$5,332	$5,461

Available for Sale
Due in one year or less	$11,575	$11,884
Due after one year through five years	158,612	159,561
Due after five years through ten years	80,027	81,158
Due after ten years	36,762	36,971
Mortgage-backed securities	679,677	682,853
Other	977	937
Total	$967,630	$973,364

Proceeds from sales of investment securities available for sale were $36.4 million and $43.7 million for the three and nine months ended September 30, 2009, respectively. Gross realized gains and losses during the three months ended September 30, 2009 were $0.3 million and $0.4 million, respectively, while gross realized gains and losses during the nine months ended September 30, 2009 were $0.3 million and $0.6 million, respectively.

Proceeds from sales of investment securities available for sale were $10.7 million for the nine months ended September 30, 2008, resulting in gross realized gains of $0.1 million and gross realized losses of $0.1 million. Proceeds from the sale of investment securities classified as trading were $5.0 million for the nine months ended September 30, 2008, resulting in gross realized gains and losses of less than $0.1 million.

The basis on which the cost of all securities sold was determined using the specific identification method.

Investment securities of $780.3 million at September 30, 2009 were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Provided below is a summary of investment securities which were in an unrealized loss position at September 30, 2009 and December 31, 2008. There were a total of 33 and 67 securities in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2009:
U.S. Government sponsored entities
debt securities	$29,819	$(70)	$-	$-	$29,819	$(70)
States and political subdivisions	2,562	(38)	3,308	(92)	5,870	(130)
U.S. Government sponsored entities
mortgage-backed securities	132,068	(710)	56	(2)	132,124	(712)
Non-agency collateralized mortgage obligations	-	-	65,568	(9,853)	65,568	(9,853)
Other	937	(40)	-	-	937	(40)
Total temporarily impaired securities	$165,386	$(858)	$68,932	$(9,947)	$234,318	$(10,805)

At December 31, 2008:
U.S. Government sponsored entities
debt securities	$9,969	$(31)	$13,598	$(194)	$23,567	$(225)
States and political subdivisions	44,933	(3,021)	536	(19)	45,469	(3,040)
U.S. Government sponsored entities
mortgage-backed securities	7,525	(30)	18,956	(322)	26,481	(352)
Non-agency collateralized mortgage obligations	53,388	(3,343)	52,703	(1,874)	106,091	(5,217)
Other	882	(224)	-	-	882	(224)
Total temporarily impaired securities	$116,697	$(6,649)	$85,793	$(2,409)	$202,490	$(9,058)

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

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, we evaluate a number of factors including, but not limited to:

·          The length of time and the extent to which fair value has been less than the amortized cost basis;
·          Adverse conditions specifically related to the security, an industry, or a geographic area;
·          The historical and implied volatility of the fair value of the security;
·          The payment structure of the debt security and the likelihood of the issuer being able to make payments;
·          Failure of the issuer to make scheduled interest or principal payments;
·          Any rating changes by a rating agency; and
·          Recoveries or additional decline in fair value subsequent to the balance sheet date.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage-backed and other private label mortgage-related securities. Due to current market conditions, all of our privately-issued mortgage-backed securities are considered to be illiquid.

During the second quarter of 2009, we identified three non-agency collateralized mortgage obligations that were considered other-than-temporarily impaired. To determine the write down on these securities, we projected cash flows for each of the non-agency collateralized mortgage obligations and discounted the cash flows at the original purchased yield. We analyzed each security’s underlying collateral, year of origination, deal structure, geographic location of loan pools, credit scores, and actual loss severity percentages, among other inputs, to assign a probability of default and loss severity for each security. These default assumptions were then used to determine the projected cash flow of these securities. If the net present value of the cash flows were less than the cost basis of the respective securities, the difference was considered credit related losses and recorded through earnings. The total “other than temporary” impairment on these securities as of September 30, 2009 was approximately $9.9 million, of which $2.6 million was determined to be credit related and recognized through earnings in the second quarter of 2009. The remaining $7.3 million was recognized as a component of accumulated other comprehensive income (loss) (“AOCI”). There were no OTTI associated with any of our investment securities at December 31, 2008. There were no OTTI losses during the three months ended September 30, 2009.

The following table sets forth information regarding the changes in OTTI losses related to credit and recognized in earnings for the period indicated:

Nine Months Ended
September 30, 2009
(Dollars in thousands)

Balance at beginning of period	$-
Additions:
Initial credit impairments	2,565
Balance at end of period	$2,565

5.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial, financial and agricultural	$279,735	$384,473
Real estate:
Construction	985,117	1,127,162
Mortgage - residential	869,433	1,073,039
Mortgage - commercial	1,136,692	1,215,857
Consumer	146,839	180,131
Leases	46,086	58,411
	3,463,902	4,039,073
Unearned income	(6,220)	(8,807)
Total loans and leases	$3,457,682	$4,030,266

Impaired loans requiring an allowance for loan and lease losses at September 30, 2009 and December 31, 2008 amounted to $284.1 million and $90.6 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan and lease losses at September 30, 2009 and December 31, 2008 amounted to $137.3 million and $82.5 million, respectively.

On February 20, 2009, we sold certain residential mortgage loans originated for investment with an aggregate carrying value of $98.4 million. No gain or loss was recorded on the sale as the carrying value of these loans equaled the proceeds received.

As of September 30, 2009, certain real estate loans totaling $1.8 billion have been pledged as collateral on our lines of credit with the FHLB and the Federal Reserve discount window.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$166,071	$86,050	$119,878	$92,049
Provision for loan and lease losses	142,496	22,900	243,570	144,972
	308,567	108,950	363,448	237,021

Charge-offs	(104,153)	(9,141)	(159,911)	(138,208)
Recoveries	500	418	1,377	1,414
Net charge-offs	(103,653)	(8,723)	(158,534)	(136,794)
Balance, end of period	$204,914	$100,227	$204,914	$100,227

The increase in the Allowance in the third quarter and first nine months of 2009 was primarily due to increased risk volatility and downward risk rating migration in a number of mainland and Hawaii commercial construction loans and an overall increase in nonaccrual loans. During the three and nine months ended September 30, 2009, risk rating migration accelerated at a faster pace than originally anticipated. In particular, we experienced adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios and heightened delinquencies in our residential mortgage and consumer loan portfolios. The increase in our Allowance was necessary in response to uncertain economic conditions and continued deterioration in the Hawaii and California real estate markets. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

7.   SECURITIZATIONS

During the nine months ended September 30, 2009, we securitized certain residential mortgage loans with an outstanding principal balance of $50.1 million, with a U.S. Government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans. We recorded $0.5 million of servicing assets related to these securitizations during the nine months ended September 30, 2009. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income.

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $58.4 million and $11.1 million at September 30, 2009 and December 31, 2008, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (loss) and were $0.4 million and $0.3 million at September 30, 2009 and December 31, 2008, respectively.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

We review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we perform our annual goodwill impairment test during the fourth quarter of each fiscal year.

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

In the third quarter of 2009, we experienced a significant decline in our market capitalization which we determined was an indicator that an impairment test was required. As a result of our impairment test at September 30, 2009, we determined that the goodwill associated with our Hawaii Market reporting unit was impaired and we consequently recorded a non-cash charge of $50.0 million in the third quarter of 2009. Subsequent to September 30, 2009, we experienced further declines in our market capitalization. Further declines in market capitalization and other factors such as the significant deterioration of the Hawaii Market reporting unit’s operations may lead to a reasonable possibility of further impairment of our goodwill.

The reconciliation of fair value estimates of our reporting units to our total market capitalization in the third quarter of 2009 included an implied control premium of 5.3%. We compared this implied control premium to observable transaction premiums for other financial institutions from publicly available data sources and concluded that it was reasonable.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the nine months ended September 30, 2009:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$26,076	$12,107	$1,330	$270	$39,783
Additions	-	9,696	-	-	9,696
Amortization	(2,006)	(2,397)	(105)	(45)	(4,553)
Balance, end of period	$24,070	$19,406	$1,225	$225	$44,926

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.8 million and $9.7 million for the three and nine months ended September 30, 2009, respectively, compared to $2.0 million and $5.5 million for the three and nine months ended September 30, 2008. The fair value of our mortgage servicing rights was $19.6 million and $12.1 million at September 30, 2009 and December 31, 2008, respectively.

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(20,572)	$24,070	$44,642	$(18,566)	$26,076
Mortgage servicing rights	33,323	(13,917)	19,406	23,627	(11,520)	12,107
Customer relationships	1,400	(175)	1,225	1,400	(70)	1,330
Non-compete agreements	300	(75)	225	300	(30)	270
	$79,665	$(34,739)	$44,926	$69,969	$(30,186)	$39,783

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of September 30, 2009, estimated amortization expense for the remainder of fiscal 2009, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2009 (remainder)	$669	$272	$35	$15	$991
2010	2,674	2,451	140	60	5,325
2011	2,674	2,017	140	60	4,891
2012	2,674	1,706	140	60	4,580
2013	2,674	1,463	140	30	4,307
2014	2,674	1,264	140	-	4,078
Thereafter	10,031	10,233	490	-	20,754
	$24,070	$19,406	$1,225	$225	$44,926

9.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in accumulated other comprehensive income (loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

Interest Rate Swap

In January 2008, we entered into a derivative transaction to hedge future cash flows from a portion of our then existing variable rate loan portfolio. Under the terms of the arrangement, we would receive payments equal to a fixed interest rate of 6.25% from January 2008 through January 2013 from the counterparty on a notional amount of $400 million. In return, we would pay the counterparty a floating rate, namely our prime rate, on the same notional amount. The purpose of the derivative transaction was to minimize the risk of fluctuations in interest payments received on our variable rate loan portfolio. The derivative transaction was designated as a cash flow hedge.

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCI and $5.5 million of hedge ineffectiveness as other operating income for the nine months ended September 30, 2009. The unrealized gain will be recognized into income over the original contract period of January 2013 using the effective yield method and we expect to reclassify $7.2 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2009, we were a party to interest rate lock and forward sale commitments on $141.0 million and $52.1 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008
		(Dollars in thousands)

Interest rate contracts	Other assets	$-	$26,903	$-	$-

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets /	$1,018	$3,815	$777	$1,314
	other liabilities

Total derivatives		$1,018	$30,718	$777	$1,314

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Three Months Ended September 30, 2009
Interest rate contracts	$182	$647	$1,258

Nine Months Ended September 30, 2009
Interest rate contracts	$(7,350)	$(1,147)	$5,461

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Three Months Ended September 30, 2009
Interest rate contracts	Other operating income	$238

Nine Months Ended September 30, 2009
Interest rate contracts	Other operating income	$(2,260)

10.   EQUITY

In January 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan (“CPP”) of the Emergency Economic Stabilization Act of 2008, we issued and sold to the United States Department of the Treasury (“U.S. Treasury”) (i) 135,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, no par value, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 1,585,748 shares of the Company’s voting common stock, no par value, at an exercise price of $12.77 per share, for an aggregate purchase price of $135.0 million in cash. This capital is considered Tier 1 capital and ranks senior to common stock.

The preferred stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred stock can be redeemed at the issuer’s option after three years for the liquidation amount plus any accrued and unpaid dividends. Prior to the end of three years, the preferred stock may be redeemed at the issuer’s option with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred stock or common stock. Redemption of the preferred stock can occur only if the stock is replaced with a similar class of capital. Dividends paid on the preferred stock are cumulative. The warrant has a ten year term and is exercisable immediately, in whole or in part, over the term of ten years. Any common shares issued under the exercise of the warrant are voting shares. If the Company raises common or perpetual preferred equity equal to or at least 100% of the preferred stock issued under TARP by December 31, 2009, the number of convertible shares relating to the warrant shall be reduced by 50%. The terms of TARP also include certain limitations on executive compensation.

In conjunction with the issuance of the preferred stock and stock warrant, the stock warrant was allocated a portion of the $135.0 million issuance proceeds as required by current accounting standards. The proceeds were allocated to the preferred stock and surplus based on their relative fair values. Accordingly, the value of the stock warrant was determined to be $6.75 million, which was allocated from the proceeds and recorded in surplus on our consolidated balance sheet. This non-cash amount is considered a discount on the preferred stock and is accreted against retained earnings over a five year period using the interest method and is reflected in our consolidated statement of operations as preferred stock dividends and accretion. For the three and nine months ended September 30, 2009, we recorded $0.3 million and $1.0 million, respectively, in accretion of the preferred stock discount. The warrant is included in our diluted average common shares outstanding (subject to anti-dilution).

During the third quarter of 2009, we suspended the payment of cash dividends on our outstanding fixed rate cumulative perpetual preferred stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred dividends on our outstanding preferred stock. At September 30, 2009, accrued dividends on our outstanding fixed rate cumulative perpetual preferred stock amounted to $2.5 million.

11.  SHARE-BASED COMPENSATION

We are required to base initial share-based compensation expense on the estimated number of awards for which the requisite service and performance is expected to be rendered.

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the nine months ended September 30, 2009:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	902,398	$26.48
Changes during the period:
Granted	226,788	3.33
Expired	(51,166)	29.77
Forfeited	(35,752)	25.65
Outstanding at September 30, 2009	1,042,268	21.26

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2009 and 2008 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected volatility	63.6%	-%	58.0%	32.0%
Risk free interest rate	3.1%	-%	2.8%	2.8%
Expected dividends	1.0%	-%	0.9%	5.4%
Expected life (in years)	6.5	-	5.9	6.5
Weighted average fair value	$1.32	$-	$1.66	$3.47

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the nine months ended September 30, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	33,620	$34.23
Changes during the period:
Granted	50,000	2.25
Vested	(61,100)	8.02
Nonvested at September 30, 2009	22,520	34.35

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

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the nine months ended September 30, 2009.

The table below presents activity of performance shares for both the 2005 LTIP and 2008 LTIP during the nine months ended September 30, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	96,054	$18.88
Changes during the period:
Forfeited	(15,590)	18.88
Nonvested at September 30, 2009	80,464	18.88

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the nine months ended September 30, 2009:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	237,935	$20.74
Changes during the period:
Vested	(22,147)	35.17
Forfeited	(36,276)	19.36
Outstanding at September 30, 2009	179,512	19.24

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$(7,323)	$-
All other unrealized gains	13,057	1,909
Unrealized holding gains on derivatives	11,944	24,806
Pension adjustments	(19,439)	(21,058)
Tax effect	(2,267)	(2,267)
Accumulated other comprehensive income (loss), net of tax	$(4,028)	$3,390

Components of comprehensive income (loss) for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income (loss)	$(183,141)	$3,041	$(214,954)	$(141,559)
Unrealized gain (loss) on investment securities, net of taxes	7,372	(3,095)	3,825	(6,297)
Unrealized gain (loss) on derivatives, net of taxes	(5,329)	5,050	(12,862)	-
Pension adjustments, net of taxes	972	113	1,619	337
Comprehensive income (loss)	$(180,126)	$5,109	$(222,372)	$(147,519)

Unrealized gain on investment securities included in comprehensive loss for the nine months ended September 30, 2009 were net of reclassification of $2.6 million ($1.5 million net of taxes) of other-than-temporary impairment losses included in earnings.

13.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Interest cost	$450	$451	$1,350	$1,353
Expected return on assets	(350)	(574)	(1,050)	(1,722)
Amortization of unrecognized loss	525	186	1,575	558
Net periodic cost	$625	$63	$1,875	$189

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$26	$75	$78	$225
Interest cost	116	138	348	414
Amortization of unrecognized transition obligation	9	5	27	15
Amortization of prior service cost	5	5	15	15
Amortization of unrecognized (gain) loss	1	(8)	3	(24)
Net periodic cost	$157	$215	$471	$645

14.  INCOME TAXES

During the third quarter of 2009, we recorded a net deferred tax asset (“DTA”) valuation allowance of $64.4 million. The establishment of the valuation allowance against our DTAs was primarily based upon the Company’s recent net operating losses and a three-year cumulative loss, which, in accordance with GAAP, led to our conclusion that it was more likely than not that our DTAs would not be fully realized. While the benefit of the DTA could still materialize in the future, accounting rules limit the extent to which we can utilize projections of future income to support current DTAs.

At September 30, 2009, our net DTA, after the impact of the valuation allowance, totaled approximately $7.3 million.

15.  EARNINGS (LOSS) PER SHARE

The following table presents the information used to compute basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net income (loss)	$(183,141)	$3,041	$(214,954)	$(141,559)
Preferred stock dividends and accretion	2,030	-	5,896	-
Net income (loss) available to common shareholders	$(185,171)	$3,041	$(220,850)	$(141,559)

Weighted average shares outstanding - basic	29,030	28,665	28,801	28,668
Dilutive effect of employee stock options and awards	-	34	-	-
Weighted average shares outstanding - diluted	29,030	28,699	28,801	28,668

Basic and diluted earnings (loss) per share	$(6.38)	$0.11	$(7.67)	$(4.94)

A total of 2,932,659 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2009, as their effect was antidilutive, compared to 909,442 and 1,321,222 for the three and nine months ended September 30, 2008, respectively.

16.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

	September 30, 2009		December 31, 2008
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$112,828	$112,828	$107,270	$107,270
Interest-bearing deposits in other banks	204,338	204,338	475	475
Investment securities	978,696	978,825	751,297	751,360
Net loans and leases, including loans held for sale	3,312,795	3,147,968	3,950,496	3,951,627
Accrued interest receivable	16,590	16,590	20,079	20,079

Financial liabilities
Deposits:
Noninterest-bearing deposits	647,672	647,672	627,094	627,094
Interest-bearing demand and savings deposits	1,971,932	1,971,932	1,530,150	1,530,150
Time deposits	1,241,327	1,244,012	1,754,322	1,763,388
Total deposits	3,860,931	3,863,616	3,911,566	3,920,089
Short-term borrowings	252,807	252,847	279,450	279,452
Long-term debt	558,212	492,830	649,257	593,492
Accrued interest payable (included in other liabilities)	9,338	9,338	12,861	12,861

Off-balance sheet financial instruments
Commitments to extend credit	568,313	2,842	835,579	4,178
Standby letters of credit and financial guarantees written	44,015	330	59,147	444
Interest rate options	140,982	767	388,934	3,574
Interest rate swaps	-	-	400,000	26,903
Forward interest rate contracts	52,081	(526)	91,378	(1,074)
Forward foreign exchange contracts	-	-	150	149

Fair Value Measurements

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

We base our fair values on the price that we would expect to receive if an asset were sold or pay to transfer a liability in an orderly transaction between market participants at the measurement date. We also maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2009
Available for sale securities:
U.S. Government sponsored entities debt securities	$-	$209,337	$-	$209,337
States and political subdivisions	-	66,346	13,891	80,237
U.S. Government sponsored entities mortgage-backed securities	-	617,285	-	617,285
Non-agency collateralized mortgage obligations	-	-	65,568	65,568
Other	937	-	-	937
Net derivatives	-	241	-	241
Total	$937	$893,209	$79,459	$973,605

December 31, 2008
Available for sale securities:
U.S. Government sponsored entities debt securities	$-	$99,929	$-	$99,929
States and political subdivisions	-	110,146	14,244	124,390
U.S. Government sponsored entities mortgage-backed securities	-	411,308	-	411,308
Non-agency collateralized mortgage obligations	-	-	106,091	106,091
Other	882	-	-	882
Net derivatives	-	29,403	-	29,403
Total	$882	$650,786	$120,335	$772,003

For the nine months ended September 30, 2009 and 2008, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at January 1, 2009	$14,244	$106,091
Principal payments received	(353)	(35,888)
Unrealized net losses included in other comprehensive income	-	(4,635)
Balance at September 30, 2009	$13,891	$65,568

Balance at January 1, 2008	$14,821	$-
Principal payments received on mortgage revenue bonds	(406)	-
Balance at September 30, 2008	$14,415	$-

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2009 and December 31, 2008, the following table provides the level of valuation assumptions used to determine the respective fair values:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2009
Loans held for sale (1)	$-	$21,407	$-	$21,407
Impaired loans (1)	-	380,592	-	380,592
Goodwill (2)	-	-	102,689	102,689
Other real estate owned (3)	-	21,093	-	21,093

December 31, 2008
Loans held for sale (1)	$-	$10,450	$-	$10,450
Impaired loans (1)	-	153,909	-	153,909
Mortgage servicing rights (4)	-	-	12,107	12,107
Other real estate owned	-	11,220	-	11,220

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents carrying value subsequent to write-downs for impairment.

(3) Represents other real estate owned that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

(4) Represents fair market value of mortgage servicing rights, net of an impairment charge of $3.4 million.

17.  SEGMENT INFORMATION

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

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended September 30, 2009:
Net interest income	$20,790	$16,680	$5,982	$-	$43,452
Intersegment net interest income (expense)	(12,337)	14,451	(5,857)	3,743	-
Provision for loan and lease losses	(128,900)	(13,596)	-	-	(142,496)
Other operating income	232	11,948	3,167	92	15,439
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(6,203)	(21,381)	(815)	(11,094)	(39,493)
Administrative and overhead expense allocation	(1,241)	(8,884)	(81)	10,206	-
Income taxes	(11,299)	2,012	(583)	(173)	(10,043)
Net income (loss)	$(138,958)	$(48,770)	$1,813	$2,774	$(183,141)

Three months ended September 30, 2008:
Net interest income	$30,940	$20,397	$(753)	$-	$50,584
Intersegment net interest income (expense)	(19,960)	13,295	3,000	3,665	-
Provision for loan and lease losses	(18,600)	(4,300)	-	-	(22,900)
Other operating income	62	9,865	1,699	84	11,710
Other operating expense	(4,094)	(20,020)	(686)	(12,665)	(37,465)
Administrative and overhead expense allocation	(1,442)	(10,707)	(95)	12,244	-
Income taxes	5,711	(3,386)	(1,272)	59	1,112
Net income (loss)	$(7,383)	$5,144	$1,893	$3,387	$3,041

Nine months ended September 30, 2009:
Net interest income	$69,877	$50,608	$15,500	$-	$135,985
Intersegment net interest income (expense)	(38,536)	41,960	(10,883)	7,459	-
Provision for loan losses	(215,100)	(28,470)	-	-	(243,570)
Other operating income	733	34,831	6,156	4,002	45,722
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(20,309)	(65,967)	(2,741)	(33,992)	(123,009)
Administrative and overhead expense allocation	(3,654)	(26,434)	(260)	30,348	-
Income taxes	16,588	6,271	(1,795)	(1,146)	19,918
Net income (loss)	$(190,401)	$(37,201)	$5,977	$6,671	$(214,954)

Nine months ended September 30, 2008:
Net interest income	$100,010	$57,477	$(4,662)	$-	$152,825
Intersegment net interest income (expense)	(65,261)	46,277	7,524	11,460	-
Provision for loan losses	(137,500)	(7,472)	-	-	(144,972)
Other operating income	239	31,408	5,913	360	37,920
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(37,865)	(57,681)	(1,960)	(37,423)	(134,929)
Administrative and overhead expense allocation	(4,215)	(30,833)	(289)	35,337	-
Income taxes	56,036	(11,082)	(2,047)	(1,031)	41,876
Net income (loss)	$(182,835)	$28,094	$4,479	$8,703	$(141,559)

At September 30, 2009:
Investment securities	$-	$-	$978,696	$-	$978,696
Loans and leases (including loans held for sale)	1,814,483	1,703,226	-	-	3,517,709
Other	(93,117)	183,825	479,078	105,319	675,105
Total assets	$1,721,366	$1,887,051	$1,457,774	$105,319	$5,171,510

At December 31, 2008:
Investment securities	$-	$-	$751,297	$-	$751,297
Loans and leases (including loans held for sale)	2,083,543	1,986,831	-	-	4,070,374
Other	(7,136)	217,146	300,810	99,870	610,690
Total assets	$2,076,407	$2,203,977	$1,052,107	$99,870	$5,432,361

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

Central Pacific Bank is a full-service community bank with 37 branches and more than 100 ATMs located throughout the State of Hawaii. The Bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The Bank also has offices in California serving customers there.

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

During the second and third quarters of 2009, we experienced significant increases in our Allowance as the general economic conditions and real estate markets in which we operate continued to deteriorate. General predictions of the economic conditions of the markets we serve are not encouraging and we are unable to accurately predict future changes in the real estate market. Accordingly, we are not able to assess the significance of potential increases in our Allowance that we may need to incur if real estate values do not improve and continue to decline in the markets that we serve. However, we anticipate that our credit costs will remain at elevated levels over the coming quarters due to the uncertain economic environment in which we currently operate.

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

In the third quarter of 2009, we experienced a significant decline in our market capitalization which we determined was an indicator that an impairment test was required. As a result of our impairment test at September 30, 2009, we determined that goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $50.0 million. All remaining goodwill at September 30, 2009 is attributable to our Hawaii Market reporting unit. Subsequent to September 30, 2009, we experienced further significant declines in our market capitalization. Further declines in our market capitalization and other factors such as the significant deterioration of the Hawaii Market reporting unit’s operations may result in further impairment of our goodwill.

Deferred Tax Assets and Tax Contingencies

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

During the third quarter of 2009, we established a valuation allowance against our net deferred tax assets (“DTAs”) totaling $64.4 million. The establishment of the valuation allowance against our DTAs was primarily based upon our recent net operating losses. Of the total valuation allowance, $61.4 million was recognized as a non-cash charge to income tax expense, while the remaining $3.0 million was charged against AOCI.

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

Financial Summary

Further deterioration of the Hawaii and California commercial real estate markets and related declines in property values in those markets had a negative impact on our operating results during the third quarter of 2009, resulting in a net loss of $183.1 million during the period. Our results for the third quarter of 2009 included increased credit costs totaling $145.1 million, and non-cash charges of $50.0 million associated with the impairment of goodwill assigned to our Hawaii Market reporting unit and $61.4 million related to the establishment of a valuation allowance against our deferred tax assets. Net loss for the first nine months of 2009 was $215.0 million, compared to a net loss of $141.6 million for the comparable prior year period. The net loss recognized for the nine months ended September 30, 2009 included the aforementioned non-cash goodwill impairment charge of $50.0 million, compared to a non-cash goodwill impairment charge of $94.3 million in the comparable prior year period.

In January 2009, we issued $135.0 million in senior preferred stock in connection with our participation in the Capital Purchase Program (“CPP”) of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”). The preferred stock carries an annual dividend of 5.0% during the first five years, increasing to 9.0% thereafter. We also issued warrants to purchase approximately 1.6 million shares of our common stock at an exercise price of $12.77 per share in connection with our participation in the CPP. The loss per common share for the current quarter and first nine months of 2009 of $6.38 and $7.67, respectively, were reflective of $2.0 million and $5.9 million of dividends declared or accrued on and accretion of the preferred stock for the related periods.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $178.1 million and $179.2 million for the three and nine months ended September 30, 2009, respectively, and $178.8 million and $240.9 million for the comparable prior year periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008

Return (loss) on average assets	(13.59	) %	0.22%	(5.26	) %	(3.30	) %
Return (loss) on average shareholders' equity	(121.43	) %	2.36%	(45.71	) %	(30.07	) %
Return (loss) on average tangible equity	(172.29	) %	3.61%	(63.99	) %	(48.81	) %
Basic and diluted earnings (loss) per common share	$(6.38)		$0.11	$(7.67)		$(4.94)

Material Trends

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of the weakest macroeconomic periods experienced since the Great Depression of the 1930s.

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

General economic conditions in Hawaii often lag the economic conditions experienced by the mainland U.S. and are expected to contract for the remainder of 2009 and into 2010. While the rest of the nation may see signs of stability or even recovery, Hawaii continues to experience a contraction of business, driven by decreased visitor spending, reduced construction and development activity, and consumer concerns over employment stability. Real personal incomes, as well as total payroll jobs are forecasted to decrease 1.1% and 3.0% in 2009, respectively. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), real gross state product is expected to contract by 1.1% in 2009. DBEDT also projects that 6.4 million visitors will visit the state, a 5.9% decrease from the number of visitors in 2008, with visitor days and expenditures projected to decrease 5.8% and 11.5% in 2009, respectively. The state’s unemployment rate increased to 7.2% in September 2009 compared to 5.5% at December 31, 2008, however, it remained below the September 2009 national unemployment rate of 9.8%. In September 2009, the year-to-date number of single-family home resales on Oahu decreased by 16.2% while the median sales price decreased by 8.0% from a year ago. Despite the anticipated slowdown in home resales, the Hawaii housing market is expected to experience lower levels of price declines compared to the national housing market. Expectations from local economists and industry experts are for the Hawaii real estate market to continue its contraction in 2009 with declines in both unit sales volume and median prices.

California’s economy is also expected to contract as the effects of falling home prices, limited credit availability, shrinking equity values and growing unemployment continue to linger. The outlook for the California economy calls for negative growth for the remainder of 2009, followed by weak growth in 2010 and improving slightly in 2011. According to the State of California Employment Development Department (“EDD”), nonfarm jobs in September 2009 stood at 14,200,400 jobs, a decrease of 732,700 jobs (4.9%) from September 2008. Construction employment posted the largest decline, down 144,000 jobs (19.0%) from the prior year. The California Association of Realtors (“CAR”) reported that September 2009 unit home sales increased by 2.1%, while the median price decreased by 7.3% from year ago levels primarily driven by a significant rise in distressed sales, including foreclosures. CAR forecasts that the California median sales price will decline 21.8% to $271,000 in 2009, while the number of sales is projected to increase by 22.8% during the same period as distressed sales will continue to impact the market. According to the California Department of Finance (“CDOF”), average personal income is projected to decrease 1.0% in 2009 from the prior year and California’s unemployment rate increased to 12.2% in September 2009 from 9.3% in December 2008. The unemployment rate in California continues to be well above the national unemployment rate.

Our results of operations in future periods will be significantly impacted by the economies in Hawaii, California and other markets we serve. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense may be affected by changes in economic conditions. If the California and Hawaii real estate markets do not improve or continue to deteriorate, or the economic environments in Hawaii, California and other markets we serve continue to deteriorate or suffer a material external shock, our results of operations may be negatively impacted. As we have seen during the third quarter and first nine months of 2009, the worsening economic conditions in the markets we serve have resulted in escalating credit costs and further deterioration in the asset quality of our loan portfolio.

Substantial amounts of our loan portfolio consist of loans collateralized by real property or are to persons in the real estate or related businesses. Accordingly, decreases in values of real property in the markets that we serve adversely impact not only the value of the collateral that we hold but also can impact the financial condition of our borrowers who we also rely upon for loan repayment. Many of our borrowers in the real estate or related businesses are suffering stress as a result of the downturn in real estate values. This year we have observed downward movement in real estate values in our markets, particularly in Hawaii, which was much more accelerated than we had anticipated. Our allowance for loan and lease costs and loan charge offs this year have been significantly affected by the impact of this upon the value of our collateral and the creditworthiness of our borrowers. As discussed above, general predictions by others of economic conditions in our markets are not encouraging and it is possible that the adverse economic environment could continue through 2010 or even beyond. Because we can not accurately predict future changes in the real estate markets, the amount of credit costs that we may need to incur is also uncertain. However, if real estate values do not improve and continue to decline in markets that we serve, we expect to continue to incur substantial credit costs while the impact of that is absorbed by our loan portfolio and our borrowers.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2009 and 2008 is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$166,365	0.25%	$106	$946	1.59%	$4
Federal funds sold & securities purchased
under agreements to resell	10,978	0.13	3	6,799	1.94	33
Taxable investment securities (1)	924,659	4.23	9,770	690,643	5.04	8,703
Tax-exempt investment securities (1)	93,661	6.15	1,441	143,943	5.77	2,078
Loans and leases, net of unearned income (2)	3,672,714	5.26	48,594	4,134,700	6.19	64,224
Federal Home Loan Bank stock	48,797	-	-	48,797	1.40	171
Total interest earning assets	4,917,174	4.85	59,914	5,025,828	5.96	75,213
Nonearning assets	471,748			527,877
Total assets	$5,388,922			$5,553,705

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$553,218	0.26%	$364	$469,966	0.21%	$251
Savings and money market deposits	1,443,260	0.89	3,250	1,085,721	1.16	3,171
Time deposits under $100,000	595,792	2.28	3,429	669,914	2.70	4,544
Time deposits $100,000 and over	684,272	1.62	2,789	988,691	2.57	6,388
Short-term borrowings	257,079	0.22	144	262,865	2.39	1,583
Long-term debt	592,041	4.01	5,982	882,017	3.59	7,965
Total interest-bearing liabilities	4,125,662	1.53	15,958	4,359,174	2.18	23,902
Noninterest-bearing deposits	587,002			592,505
Other liabilities	62,955			76,236
Total equity & non-controlling interest	613,303			525,790
Total liabilities and equity	$5,388,922			$5,553,705

Net interest income			$43,956			$51,311

Net interest margin		3.56%			4.07%

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Average	Amount	Average	Average	Amount
(Dollars in thousands)	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest

Assets
Interest earning assets:
Interest-bearing deposits in other banks	$79,468	0.20%	$117	$714	1.99%	$11
Federal funds sold & securities purchased
under agreements to resell	9,552	0.13	9	4,617	2.21	76
Taxable investment securities (1)	846,076	4.34	27,562	713,360	5.11	27,317
Tax-exempt investment securities (1)	111,804	5.97	5,006	149,000	5.72	6,393
Loans and leases, net of unearned income (2)	3,848,970	5.53	159,317	4,242,621	6.30	200,195
Federal Home Loan Bank stock	48,797	-	-	48,797	1.27	464
Total interest earning assets	4,944,667	5.19	192,011	5,159,109	6.07	234,456
Nonearning assets	506,618			566,330
Total assets	$5,451,285			$5,725,439

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$530,928	0.26%	$1,040	$464,374	0.16%	$567
Savings and money market deposits	1,326,005	0.96	9,527	1,112,667	1.19	9,936
Time deposits under $100,000	657,852	2.60	12,773	597,990	2.94	13,151
Time deposits $100,000 and over	853,791	1.81	11,558	1,049,155	3.08	24,216
Short-term borrowings	169,725	0.33	416	287,181	2.73	5,863
Long-term debt	613,489	4.13	18,960	899,855	3.81	25,661
Total interest-bearing liabilities	4,151,790	1.75	54,274	4,411,222	2.40	79,394
Noninterest-bearing deposits	585,337			599,684
Other liabilities	77,102			76,873
Total equity & non-controlling interest	637,056			637,660
Total liabilities and equity	$5,451,285			$5,725,439

Net interest income			$137,737			$155,062

Net interest margin		3.72%			4.01%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $44.0 million for the third quarter of 2009, decreased by $7.4 million, or 14.3%, from the third quarter of 2008, while taxable-equivalent net interest income for the first nine months of 2009 declined by $17.3 million, or 11.2%, to $137.7 million from the comparable prior year period. The decrease in net interest income for the third quarter and first nine months of 2009 was primarily the result of the reduction in average loan and lease balances, which outpaced the reduction in time deposits $100,000 and over, short-term borrowings and long-term debt from prior year levels. The decreases in average loan and lease balances, short-term borrowings and long-term debt were reflective of measures we have employed to improve our liquidity position by focusing on reducing our loan-to-deposit ratio and our reliance on non-core funding sources. The decrease in net interest income was also reflective of the decline in average yields earned on interest earning assets, which exceeded the decline in average rates paid on our interest-bearing liabilities.

Interest Income

Taxable-equivalent interest income of $59.9 million for the third quarter of 2009, decreased by $15.3 million, or 20.3%, from the third quarter of 2008. The current quarter decrease in taxable-equivalent interest income was primarily attributable to the decline in average loan yields and loan balances from the prior year, as well as an increase in the reversal of interest income on certain nonaccrual loans. Average loan yields decreased by 93 basis points (“bp”) in the third quarter of 2009 from the third quarter of 2008, resulting in a reduction in interest income of approximately $9.6 million, while average loan balances decreased by $462.0 million in the current quarter, contributing to approximately $7.1 million of the current quarter interest income shortfall. Taxable-equivalent interest income in the third quarter of 2009 included the reversal of $2.0 million of interest income on certain nonaccrual loans compared to a reversal of $0.4 million in the third quarter of 2008.

Taxable-equivalent interest income for the first nine months of 2009 totaled $192.0 million, a decrease of $42.4 million, or 18.1%, from the comparable prior year period. The year-to-date decrease in taxable-equivalent interest income was also attributable to the decline in average loan yields and loan balances from the prior year. During the first nine months of 2009, the average yield on our loans and leases decreased by 77 bp to 5.53% from the first nine months of 2008. This decrease, which included the reversal of interest on nonaccrual loans totaling $4.4 million, reduced taxable-equivalent interest income by $24.5 million for the period. The decrease in the average loan yields was indicative of the current interest rate environment, as reflected by the actions of the Federal Reserve Board’s Open Market Committee to significantly cut the federal funds rate. Average loans and leases also decreased during the first nine months of 2009 to $3.8 billion from $4.2 billion in the first nine months of 2008, resulting in a decrease in taxable-equivalent interest income of $18.6 million for the period. The decrease in average loans and leases was attributable to our continued efforts to reduce our loan-to-deposit ratio and net charge-offs of $158.5 million for the first nine months of 2009.

Interest Expense

Taxable-equivalent interest expense of $16.0 million for the third quarter of 2009, decreased by $7.9 million, or 33.2%, from the comparable quarter one year ago. The decrease in interest expense during the current quarter was attributable to the overall decline in average interest-bearing liabilities and average rates paid thereon. Current quarter decreases in the average balances of time deposits $100,000 and over of $304.4 million and long-term debt of $290.0 million, resulted in the reduction of interest expense of $2.0 million and $2.6 million, respectively, from the third quarter of 2008. Additionally, decreases in the weighed average rates paid on time deposits $100,000 and over of 95 bp and short-term borrowings of 217 bp also contributed to a reduction of $2.3 million and $1.4 million in interest expense, respectively.

Taxable-equivalent interest expense of $54.3 million for the first nine months of 2009, decreased by $25.1 million, or 31.6%, from the comparable prior year period. Decreases in average rates paid on time deposits $100,000 and over of 127 bp and short-term borrowings of 240 bp, resulted in the reduction of interest expense of $10.0 million and $5.2 million, respectively, when compared to the first nine months of 2008. Further contributing to the reduction in interest expense were the declines in average balances of long-term debt and time deposits $100,000 and over, which effectively reduced interest expense by $8.2 million and $4.5 million, respectively. Offsetting these decreases were the rise in core deposit balances, which resulted in an increase in taxable-equivalent interest expense of $3.3 million from the comparable prior year period.

Net Interest Margin

Our net interest margin was 3.56% for the third quarter of 2009, compared to 4.07% for the third quarter of 2008, while our net interest margin for the first nine months of 2009 was 3.72%, compared to 4.01% for the comparable prior year period. The compression in our net interest margin was attributable to the aforementioned decrease in net interest income. Additionally, average yields earned on interest earning assets have declined at a faster pace than the average rates paid on interest-bearing liabilities, as the rate of downward repricing of interest-bearing liabilities has been tempered by our concerted efforts to continue to grow our customer deposit base.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$4,738	$1,426
Real estate:
Construction	285,349	119,178
Mortgage-residential	54,849	6,162
Mortgage-commercial	51,264	5,462
Leases	1,186	335
Total nonaccrual loans	397,386	132,563
Other real estate	21,093	11,220
Total nonperforming assets	418,479	143,783

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	22,304	-
Mortgage-residential	5,019	582
Consumer	258	488
Leases	161	-
Total accruing loans delinquent for 90 days or more	27,742	1,070

Restructured loans still accruing interest:
Real estate:
Construction	2,745	-
Mortgage-residential	4,380	-
Total restructured loans still accruing interest	7,125	-

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$453,346	$144,853

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	11.83%	3.52%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for
sale and other real estate	12.61%	3.55%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	12.81%	3.55%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $418.5 million at September 30, 2009, compared to $143.8 million at fiscal 2008 year-end. The increase from fiscal 2008 was primarily attributable to the deteriorating Hawaii and mainland commercial real estate markets and its adverse impact on the credit fundamentals of many of our borrowers with exposure to these sectors.

Additions to nonperforming assets for the nine months ended September 30, 2009 included the following:

(Dollars in thousands)	Hawaii		Mainland
Portfolio	Number of Loans	Amount	Number of Loans	Amount

Commerical	17	$15,358	-	$-
Residential construction	14	93,668	-	-
Commercial construction	13	92,623	19	98,238
Residential mortgage	65	27,431	-	-
Commercial mortgage	4	12,749	13	68,041

Offsetting these additions were the partial and full charge-offs of nine mainland residential construction loans ($31.1 million), 22 mainland commercial construction loans ($43.0 million) and 11 Hawaii residential construction loans ($29.8 million). Additionally, one Hawaii commercial construction loan for $12.6 million returned to accrual status during the nine months ended September 30, 2009.

Loans delinquent for 90 days or more still accruing interest totaled $27.7 million at September 30, 2009, compared to $1.1 million at December 31, 2008. This increase was primarily attributable to the addition of one California commercial construction loan for $20.0 million, 10 Hawaii residential mortgage loans totaling $5.0 million and one Hawaii commercial construction loan for $2.1 million.

Restructured loans included in non-performing assets at September 30, 2009 consisted of eight mainland construction and commercial real estate loans with a combined principal balance of $40.5 million, nine Hawaii construction and commercial real estate loans with a combined principal balance of $45.9 million, one Hawaii commercial loan with a principal balance of $1.0 million and 16 Hawaii residential mortgage loans with a combined principal balance of $6.8 million. Concessions made to the original contractual terms of these loans consisted primarily of deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers.

Allowance and Provision for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Allowance for loan and lease losses:
Balance at beginning of period	$166,071	$86,050	$119,878	$92,049

Provision for loan and lease losses	142,496	22,900	243,570	144,972

Charge-offs:
Commercial, financial and agricultural	11,830	662	17,712	981
Real estate:
Construction	73,253	7,500	113,887	134,546
Mortgage-residential	8,682	-	13,589	-
Mortgage-commercial	7,736	-	10,111	-
Consumer	1,256	867	3,216	2,550
Leases	1,396	112	1,396	131
Total charge-offs	104,153	9,141	159,911	138,208

Recoveries:
Commercial, financial and agricultural	142	77	284	214
Real estate:
Construction	-	-	53	-
Mortgage-residential	4	37	58	98
Mortgage-commercial	2	2	7	8
Consumer	352	302	975	1,094
Leases	-	-	-	-
Total recoveries	500	418	1,377	1,414

Net charge-offs	103,653	8,723	158,534	136,794

Balance at end of period	$204,914	$100,227	$204,914	$100,227

Annualized ratio of net charge-offs
to average loans	11.29%	0.84%	5.49%	4.30%

Our Allowance at September 30, 2009 totaled $204.9 million, an increase of $85.0 million, or 70.9%, from year-end 2008. When expressed as a percentage of total loans, our Allowance was 5.93% at September 30, 2009, compared to 2.97% at year-end 2008. The increase in our Allowance was a direct result of the $243.6 million Provision recognized during the first nine months of 2009, partially offset by $158.5 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the residential and commercial construction markets in California and Hawaii. The increase in our Allowance as a percentage of total loans is consistent with the higher risk profile of our loan portfolio given the weak commercial real estate markets in Hawaii and California, as well as the weak national and regional environments and the declining local economic environment.

In light of these challenging market conditions, the increase in our Allowance was necessary in response to the aforementioned increase in nonaccrual loans (excluding loans held for sale) and reflects the reduced value of the collateral supporting our impaired loans with exposure to the California and Hawaii real estate markets, as well as increased credit risk in other parts of our loan portfolio. In accordance with generally accepted accounting principles in the United States, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The increase in total nonaccrual and impaired loans combined with reduced collateral values and increases in our loan loss factors, contributed to the elevated Provision recognized during the three and nine months ended September 30, 2009. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present.

Increased risk volatility and downward risk rating migration in our loan portfolio also contributed to the increased Provision. During the first nine months of 2009, risk rating migration accelerated at a faster pace than originally anticipated as events within the financial markets, retrenching consumer confidence, further weakening of the Hawaii and California real estate markets, and continued job losses have resulted in heightened risk within our various commercial and commercial real estate loan portfolios. In particular, as a result of the prolonged economic downturn and continued declines in property values, we continue to experience adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios and heightened delinquencies in our residential mortgage and consumer loan portfolios. We expect further adverse migration to continue due to the upcoming maturity of additional loans and further declines in collateral values.

While we continue to actively manage our credit portfolio in a diligent and focused manner, we expect these challenging economic conditions to persist over the coming quarters.

Other Operating Income

Total other operating income of $15.4 million for the third quarter of 2009 increased by $3.7 million, or 31.8%, from the comparable quarter one year ago. The change was largely due to increases in non-cash gains related to the ineffective portion of a cash flow hedge of $1.2 million, gains on sales of residential loans of $1.3 million and income from bank-owned life insurance of $0.7 million. The increase in net gains on sales of residential loans was reflective of the 5.2% rise in residential mortgages originated by our wholly-owned subsidiary, Central Pacific HomeLoans (“CPHL”), in the third quarter of 2009 over the comparable prior year period.

For the nine months ended September 30, 2009, total other operating income of $45.7 million increased by $7.8 million, or 20.6%, over the comparable prior year period. The improvement was primarily due to the increase in net gains on sales of residential loans of $5.8 million as residential mortgage originations at CPHL were up 55.4% during the nine months ended September 30, 2009 from the comparable prior year period. Total other operating income for the first nine months of 2009 also included a $3.6 million gain related to the sale of a parcel of land and a non-cash gain of $3.3 million related to the ineffective portion of a cash flow hedge, partially offset by an other-than-temporary impairment (“OTTI”) charge on three non-agency collateralized mortgage obligations totaling $2.6 million. The OTTI charge resulted from our assessment that a portion of the principal and interest payments due on these securities may not be collected as a result of credit weakness in the underlying collateral.

Other Operating Expense

Total other operating expense for the third quarter of 2009 was $89.5 million compared to $37.5 million in the comparable quarter one year ago. The current quarter increase in other operating expense was attributable to the $50.0 million non-cash goodwill impairment charge recognized in the third quarter of 2009, as well as increases in foreclosed asset expense of $5.4 million and FDIC insurance expense of $1.3 million. These increases were partially offset by decreases in our reserves for unfunded commitments of $2.7 million and salaries and employee benefits of $1.0 million.

Total other operating expense for the first nine months of 2009 was $173.0 million compared to $229.2 million in the comparable prior year period. This decrease was primarily attributable to reductions in non-cash goodwill impairment charges of $44.3 million, asset write downs of $21.2 million and salaries and employee benefits of $3.0 million, partially offset by increases in FDIC insurance expense of $7.9 million and reserve for unfunded commitments of $4.4 million. The increase in FDIC insurance expense during 2009 was attributable to higher insurance rates, as well as a special assessment charge imposed on all FDIC-insured institutions. The special assessment charge amounted to $2.5 million, or five basis points of the bank’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC has recently indicated that it may require banks to prepay insurance premiums for a period of up to three years by December 31, 2009. We expect FDIC insurance expense to remain elevated for the foreseeable future.

The provision for the reserve for unfunded commitments in the third quarter of 2009 included a reversal of $2.9 million while the provision for the nine months ended September 30, 2009 totaled $1.6 million. This compares to reversals in the provision of $0.1 million and $2.8 million, in the third quarter and first nine months of 2008.

Income Taxes

In the third quarter and first nine months of 2009, the Company recognized income tax expense of $10.0 million and an income tax benefit of $19.9 million on pre-tax net losses of $173.1 million and $234.9 million, respectively. In the comparable prior year periods, the Company recorded income tax benefits of $1.1 million and $41.9 million on pre-tax income of $1.9 million and a pre-tax loss of $183.4 million, respectively.

The Company’s effective tax rate for the third quarter and first nine months of 2009 of -5.8% and 8.5%, respectively, was impacted by the previously mentioned non-cash charge related to the establishment of a valuation allowance of $61.4 million against its DTAs, the settlement of a state tax contingency in the first quarter which provided a tax benefit of $2.2 million, as well as the disproportionate recognition of federal and state tax credits and the generation of tax-exempt income. The establishment of the valuation allowance against our DTAs was primarily based upon the Company’s recent net operating losses and a three-year cumulative loss, which, in accordance with GAAP, led to our conclusion that it was more likely than not that our DTAs would not be fully realized. While the benefit of the DTA could still materialize in the future, accounting rules limit the extent to which we can utilize projections of future income to support current DTAs.

Financial Condition

Total assets at September 30, 2009 were $5.2 billion, compared to $5.4 billion at December 31, 2008.

Loans and Leases

Loans and leases, net of unearned income, of $3.5 billion at September 30, 2009, decreased by $572.6 million from year-end 2008. The decrease was primarily due to a bulk loan sale of Hawaii residential mortgages totaling $98.4 million in the first quarter of 2009, net charge-offs of $158.5 million and scheduled pay-offs during the first nine months of 2009. The bulk sale of Hawaii residential mortgages was done at their respective carrying values, thus, no gain or loss was recognized on the transaction.

Hawaii Construction and Commercial Real Estate Loans

At September 30, 2009, our Hawaii construction and commercial real estate loan portfolio totaled $1.1 billion and our Hawaii construction and commercial real estate loans held for sale totaled $14.5 million. Our total exposure to this sector decreased by $43.2 million from the second quarter of 2009 and $131.7 million from year-end 2008.

Hawaii construction and commercial real estate loans represented 31.8% of total loans and leases at September 30, 2009 compared to 30.9% at December 31, 2008.  Of the $1.1 billion balance in the Hawaii construction and commercial real estate portfolio at September 30, 2009, the allowance for loan and lease losses established for these loans was $84.1 million at September 30, 2009, or 7.6% of the total outstanding balance.

Nonperforming assets related to this sector totaled $176.4 million at September 30, 2009, or 3.4% of total assets.  This balance was comprised of 32 loans totaling $161.9 million at September 30, 2009 and two loans held for sale to the same borrower totaling $14.5 million.  Nonperforming assets related to this sector totaled $25.3 million, or 0.5%, of total assets at December 31, 2008.

Mainland Commercial Real Estate and Construction Loans

At September 30, 2009, our mainland construction and commercial real estate loans totaled $865.8 million, mainland construction and commercial real estate loans held for sale totaled $6.9 million, and mainland construction and commercial real estate foreclosed properties totaled $20.5 million. The portfolio balance consisted of $594.6 million in California and $271.2 million in other Western states. Our total exposure to this sector decreased by $77.8 million from the second quarter of 2009 and $166.4 million from year-end 2008.

Mainland construction and commercial real estate loans represented 25.0% and 25.8% of total loans and leases at September 30, 2009 and December 31, 2008, respectively.  Of the $865.8 million balance in the mainland construction and commercial real estate portfolio, the allowance for loan and lease losses established for these loans was $83.1 million at September 30, 2009, or 9.6% of the total outstanding balance.

Nonperforming assets related to this sector totaled $213.5 million at September 30, 2009, or 4.1%, of total assets.  This balance was comprised of 44 loans totaling $186.1 million, two loans held for sale totaling $6.9 million, and seven foreclosed properties totaling $20.5 million.  Nonperforming assets related to this sector totaled $108.9 million, or 2.0%, of total assets at December 31, 2008.

Deposits

Total deposits of $3.9 billion at September 30, 2009 reflected a slight decrease of $50.6 million, or 1.3%, from year-end 2008. During the first nine months of 2009, we made a concerted effort to restructure our deposit mix by growing core deposits. Noninterest bearing demand, interest bearing demand and savings and money market balances increased by $20.6 million, $75.1 million and $366.6 million, respectively, from year-end 2008, while time deposits decreased by $513.0 million. The overall increase in our core deposits during the first nine months of 2009 was fueled by strong growth in our Super Savings product. The decrease in time deposits was primarily attributable to the maturity of a high-rate promotional time deposit product during the third quarter of 2009 and a large customer converting $225.7 million of time deposits into repurchase agreements during the second quarter of 2009. This conversion was done at our request and we consider these repurchase agreements analogous to time deposits.

Regulatory Action

As previously disclosed, each of CPF and the bank is subject to a memorandum of understanding (“MOU”) with its regulators, the Federal Reserve Bank of San Francisco (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Department of Financial Institutions (“DFI”). In addition, we expect the bank to consent to a formal enforcement action with the FDIC and the DFI. We anticipate that the enforcement action will require, among other things, directives to strengthen capital, improve asset quality, and maintain liquidity, which are strategies that we are currently pursuing. We intend to work toward full compliance with the enforcement action and have already initiated a number of measures to this end.

Capital Resources

Shareholders’ equity was $436.6 million at September 30, 2009, compared to $526.3 million at year-end 2008. The Company’s tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) was 3.57% at September 30, 2009, compared to 6.59% at December 31, 2008.

On January 9, 2009, we issued $135.0 million in senior preferred stock in connection with our participation in the U.S. Treasury’s TARP CPP. The preferred stock qualifies as a component of Tier 1 capital.

On July 14, 2009, we commenced a public offering of our common stock to raise $100 million. On July 29, 2009, we announced that we postponed the offering because we were unable to complete the offering given the number of our authorized but unissued shares of common stock at the time and the then current price level of our common stock, did not provide adequate flexibility to complete the transaction. On August 24, 2009, we filed a proxy statement for a special meeting to be held on October 22, 2009. At that meeting, we received shareholder approval to amend our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 185,000,000 shares. Increasing our authorized shares of common stock will provide us with additional flexibility in our capital raising efforts.

On September 4, 2009, we commenced a public offering of our common stock to raise $15 million through issuances in the open market. Under this offering, we issued a total of 1,519,200 shares of our common stock resulting in net proceeds of $3.3 million after paying $0.1 million in compensation to our distribution agents. On September 9, 2009, we elected to suspend this offering pending announcement of the anticipated formal enforcement action with the FDIC and DFI.

In addition to the potential issuance of additional common shares, we are pursuing all measures to improve our capital position. As part of our capital raising efforts, we have retained the services of a third-party consultant to provide an independent review of our loan portfolio and are evaluating potential public and private capital offerings. At this time, the Company is assessing the amount of additional capital that it will require and the potential avenues to obtain it. However, the Company anticipates that it will need to raise substantial additional capital. Given the uncertainty in the economy and capital markets, as well as the Company’s current financial condition, there can be no assurance that we will be able to independently raise the additional capital we seek or that we will be able to do so on terms favorable to us. If additional common stock is issued given current market conditions, the percentage ownership of existing shareholders of the Company will be substantially diluted.

We have five statutory trusts: CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which could result in a deferral of dividend payments on the related Securities. Our ability to pay dividends on these statutory trusts is subject to approval by the FRB and DFI and there is no assurance that such approval can be obtained. The FRB has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as non-controlling interest, and are included in Tier 1 capital for bank holding companies.

As part of our ongoing strategy to manage through the current economic cycle, on August 20, 2009, we deferred regularly scheduled interest payments on our outstanding junior subordinated notes relating to our trust preferred securities. The terms of the junior subordinated notes and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding fixed rate cumulative perpetual preferred stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated notes and the deferred dividends on our outstanding preferred stock. At September 30, 2009, accrued interest on our outstanding junior subordinated notes relating to our trust preferred securities was $0.9 million and accrued dividends on our outstanding fixed rate cumulative perpetual preferred stock was $2.5 million.

On January 28, 2009, CPF’s board of directors suspended the payment of cash dividends. The suspension of our cash dividend reflects our decision to preserve capital during these challenging economic times. When the economic environment stabilizes and our operating performance and contractual obligations permit, we will reassess our capital levels and the payment of future cash dividends; however, we do not anticipate paying cash dividends in the foreseeable future. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRB and DFI and may not be made until our obligations under our trust preferred securities and preferred stock are brought current.

In January 2008, the Company’s board of directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Under the 2008 Repurchase Plan, repurchases may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during the nine months ended September 30, 2009. Although a total of 1,100,000 shares remained authorized for repurchase under the 2008 Repurchase Plan at September 30, 2009, the Company is not currently making any repurchases and does not plan to do so for the foreseeable future.

General capital adequacy regulations adopted by the FRB and the FDIC require an institution to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. In the FDIC MOU, the bank is required to maintain its leverage capital ratio at or above 9.0%. As of September 30, 2009, the bank was not in compliance with this requirement. We anticipate that the previously mentioned formal enforcement action will address this issue.

The following table sets forth the Company’s capital ratios, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. In addition, FDIC-insured institutions such as our principal banking subsidiary, Central Pacific Bank, must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. As of September 30, 2009, our capital ratios and the capital ratios of our bank exceeded the minimum thresholds for a “well-capitalized” institution. However, as mentioned above, the bank is not in compliance with the minimum leverage capital ratio of 9.0% required by its MOU with the FDIC.

			Minimum Required
			for Capital		Minimum Required to
	Actual		Adequacy Purposes		be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At September 30, 2009:
Leverage capital	$427,850	8.1%	$210,897	4.0%	$263,621	5.0%
Tier 1 risk-based capital	427,850	10.9	156,495	4.0	234,743	6.0
Total risk-based capital	478,765	12.2	312,989	8.0	391,236	10.0

At December 31, 2008:
Leverage capital	$466,465	8.8%	$211,648	4.0%	$264,560	5.0%
Tier 1 risk-based capital	466,465	10.4	178,693	4.0	268,040	6.0
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0

Central Pacific Bank
At September 30, 2009:
Leverage capital	$421,165	8.0%	$210,019	4.0%	$262,524	5.0%
Tier 1 risk-based capital	421,165	10.8	156,162	4.0	234,243	6.0
Total risk-based capital	471,977	12.1	312,325	8.0	390,406	10.0

At December 31, 2008:
Leverage capital	$449,845	8.5%	$210,707	4.0%	$263,384	5.0%
Tier 1 risk-based capital	449,845	10.1	178,323	4.0	267,485	6.0
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of securities to the U.S. Treasury have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on its Fixed Rate Cumulative Perpetual Preferred Stock and payments on its subordinated debentures which fund payments on its outstanding trust preferred securities. CPF has limited capital resources to meet these obligations. Accordingly, in the third quarter of 2009, CPF elected to defer payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock and trust preferred securities as described above. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. CPF may continue to secure additional funds under this method; however, all dividends from the bank to CPF require prior approval from the Company’s regulators including the FDIC and DFI. There are no assurances that the FDIC and DFI will authorize the Bank to pay dividends to CPF.

Other sources of funds which may be available to CPF include independently raising additional capital or borrowing funds. As noted above, CPF is exploring all available measures to increase its capital base.  Incurring, renewing or guarantying indebtedness by CPF also requires the advance approval of the FRB and the DFI. There are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources by growing core deposits and decreasing our loan-to-deposit ratio from 103.0% at December 31, 2008 to 89.6% at September 30, 2009. Furthermore, we also intend on pursuing the possibility of potential loan sales (both individually and in bulk), however, no formal plan has been finalized and specific loans have not yet been identified for sale.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB-Seattle, secured repurchase agreements, federal funds borrowings and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, the access to these sources may not be guaranteed due to the current volatile market conditions and the companies’ financial positions.

The bank is a member of and maintained a $952.7 million line of credit with the FHLB as of September 30, 2009. Long-term borrowings under this arrangement totaled $471.1 million at September 30, 2009, compared to $541.0 million of long-term borrowings at 2008 year-end. There were no short-term borrowings under this arrangement at September 30, 2009 or year-end 2008. FHLB advances outstanding at September 30, 2009 were secured by interest-bearing deposits at the FHLB of $0.7 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $166.5 million and certain real estate loans totaling $1.1 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreements with the FHLB. Approximately $481.6 million remained available for future borrowings at September 30, 2009. The FHLB has the right to suspend future advances. If the FHLB determines in good faith that a material adverse change has occurred in our financial condition, they may consider this to be a form of default and would have the right to call all outstanding borrowings under this arrangement.

The bank also maintained a $389.3 million line of credit with the Federal Reserve discount window as of September 30, 2009. There were no borrowings under this arrangement at September 30, 2009, although there were $276.0 million in short-term borrowings at 2008 year-end. Advances under this arrangement are secured by an investment security with a fair value of $5.0 million and certain real estate loans totaling $699.9 million. At September 30, 2009, the entire $389.3 million was available to us for future borrowings. In September 2009, the bank was no longer eligible to access the FRB’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility.

In October 2009, the bank reduced its borrowing capacity with the Federal Reserve discount window to $131.9 million primarily as a result of additional collateral requirements imposed by the Federal Reserve discount window. To mitigate some of the effects of this reduction, the bank subsequently increased its credit line with the FHLB to $1.0 billion in October 2009.

Proceeds from our January 2009 sale of preferred stock under the TARP CPP of $135.0 million, provided us with additional resources for our lending activities. If market conditions permit, proceeds from future capital raising initiatives may also provide another source of funds. Management does not rely on any one source of liquidity and seeks to manage availability in response to changing balance sheet needs and market conditions.

Our liquidity may be negatively impacted by an inability to access the capital markets or by unforeseen demands on cash. Over the past few years, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through the first nine months of 2009, making it significantly more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings. In addition, our ability to access capital markets may be impacted by the deterioration in our loan portfolio over the past several quarters and expected over the coming quarters, our noncompliance of required capital ratios, the impending formal enforcement order and lower credit ratings.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2009 would not result in a fluctuation of NII that would exceed the established policy limits.

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

We incurred a net loss of $138.4 million, or $4.83 loss per common share, for the year ended December 31, 2008, and a net loss of $215.0 million, or $7.67 per common share, for the nine months ended September 30, 2009, in each case due primarily to credit costs, including a significant provision for loan and lease losses. Although we have taken a significant number of steps to reduce our credit exposure, we likely will continue to incur significant credit costs through 2010, which we anticipate will continue to adversely impact our overall financial performance and results of operations.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 28% of our real estate loan portfolio as of September 30, 2009 was comprised of construction loans. Sixty-four percent of these construction loans were in Hawaii, 32% in California and the remaining 4% in Washington. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan. Further deterioration in any of the real estate markets we serve is likely to damage the marketability of these projects; as a result, we may incur loan losses which will adversely affect our results of operations.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our profitability.

Our results of operations have been and in future periods will continue to be significantly impacted by the economies in Hawaii, California and other markets we serve. Approximately 87% of our loan portfolio as of September 30, 2009 was comprised of loans primarily collateralized by real estate, 75% of these loans were concentrated in Hawaii, 22% in California and 3% in Washington. Deterioration of the economic environment in Hawaii, California or other markets we serve, including a continued decline in the real estate market, further declines in single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, we expect that our profitability would be negatively impacted by an adverse change in the real estate market.

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

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, advances from the FHLB-Seattle and the Fed discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB-Seattle or market conditions were to change.

We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

In addition, CPF must provide for its own liquidity. Substantially all of CPF’s revenues are obtained from dividends declared and paid by Central Pacific Bank, which now require prior approval from the Company’s regulators including the FDIC and DFI. If the bank is unable to pay dividends to CPF, whether as a result of actions by regulatory authorities or otherwise, CPF may not be able to satisfy its own obligations, including its debt obligations. The regulators have not permitted the bank to pay dividends to CPF since April 2009. In the third quarter of 2009, CPF elected to defer payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock and trust preferred securities as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Part I, Item 2 of this quarterly report. By deferring these payments, our ability to pay dividends with respect to common stock, subject to approval from the FRB and DFI, can not be made until our obligations under our Fixed Rate Cumulative Perpetual Preferred Stock and trust preferred securities are brought current. The deferral of these payments may also, among other things, require us to satisfy these obligations before they otherwise would have become due or restrict us in our commercial activities.

At September 30, 2009, Central Pacific Bank was not in compliance with the elevated leverage capital ratio standard contained in its MOU with the FDIC. If the bank is unable to improve its capital position, it could have a negative impact on customer confidence, our costs of funds and FDIC insurance costs, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. In addition, our bank’s ability to accept brokered deposits has been restricted, and the interest rates we pay are constrained, both of which could impact our liquidity. As a result of the bank’s recent examination, we expect the bank to consent to a formal enforcement order with the FDIC and DFI. The order is expected to require the bank, among other things, to increase capital and improve asset quality and liquidity.

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

By deferring payments on our outstanding junior subordinated notes, we are prohibited from paying cash dividends on or repurchasing our common stock or preferred stock or making any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.

On August 20, 2009, we deferred regularly scheduled interest payments on our outstanding junior subordinated notes.The terms of our outstanding junior subordinated notes prohibit us from declaring or paying cash dividends on or repurchasing our common stock or preferred stock or making any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes, while we have deferred interest thereunder.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the Treasury Asset Relief Program’s (“TARP”) Capital Purchase Program (“CPP”), since we have shares of our fixed rate cumulative perpetual preferred stock (“TARP Preferred Stock”) issued and outstanding under the CPP, we are prohibited from increasing quarterly cash dividends on our common stock above $0.10 per share, and from making certain repurchases of our common stock and other equity or capital securities without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the TARP Preferred Stock it purchased under the CPP to third parties. Furthermore, as long as the TARP Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to our common stock and other equity or capital securities are prohibited until all accrued and unpaid dividends are paid on the TARP Preferred Stock, subject to certain limited exceptions. In the third quarter of 2009, we suspended the payment of cash dividends on our TARP Preferred Stock. As such, we are unable to pay dividends on our common stock unless these dividends are brought current.These restrictions, together with the potentially dilutive impact of the TARP Warrant, could have a negative effect on the value of our common stock.

The shares of TARP Preferred Stock issued to the U.S. Treasury impacts net income available to our common shareholders and earnings per common share, and the ten-year warrant issued to the U.S. Treasury to purchase up to 1,585,748 shares of our voting common stock at an exercise price of $12.77 per share (“TARP Warrant”) may be dilutive to holders of our common stock.

The dividends declared or accrued and deferred, as well as the accretion on discount on the TARP Preferred Stock issued to the U.S. Treasury will reduce the net income available to holders of common stock and our earnings per share. The TARP Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of holders of our common stock will be diluted to the extent the TARP Warrant is exercised. Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction.

If we are unable to redeem the shares of TARP Preferred Stock within five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the shares of TARP Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% (approximately $6.8 million annually) to 9.0% per annum (approximately $12.2 million annually), plus all accrued dividends, further reducing the net income available to common shareholders and our earnings per common share.

Difficult economic and market conditions have adversely affected our industry.

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of its longest economic recessions since the Great Depression of the 1930s. Dramatic declines in the housing market, along with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Our Hawaii and California commercial real estate and construction loan operations have a considerable effect on our results of operations.

The performance of our Hawaii and California commercial real estate and construction loan operations depends on a number of factors, including improvement of the real estate market in which we operate. As we have seen in the Hawaii and California construction and commercial real estate markets throughout 2009, the strength of the real estate market and the results of our operations could continue to be negatively affected by an economic downturn.

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

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During 2008, our provision for loan and lease losses amounted to $171.7 million, compared to $53.0 million in 2007 and $1.4 million in 2006. During the third quarter of 2009, our provisions for loan and lease losses amounted to $142.5 million, compared to $22.9 million and $21.2 million in the comparable periods in 2008 and 2007. Our current allowance may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management's internal review of the loan portfolio.

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient. With the volatility of the economic decline and unprecedented nature of the events in the credit and real estate markets during the latter part of 2008, we made significant adjustments to our allowance in 2008. In the third quarter of 2009, we made significant additional adjustments to our allowance due to the ongoing economic downturn and the resultant deterioration in the Hawaii and California real estate markets. We may have to make additional adjustments in our allowance for the remainder of 2010, and possibly beyond, due to the anticipated ongoing deterioration in the local or national real estate markets and economies. In addition, federal regulators periodically evaluate the adequacy of our allowance and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs based on judgments different than those of our management. Any further increase in our allowance or loan charge-offs could have a material adverse effect on our results of operations. In addition, we may be subject to further regulatory action as a result of the quality of our loan portfolio and our overall allowance for loan losses.

We may experience further impairment of our goodwill, which would adversely impact our results of operations.
During the second quarter of 2008, we wrote off all of the remaining goodwill associated with our Commercial Real Estate reporting unit and in the third quarter of 2009 we wrote off $50.0 million of goodwill associated with our Hawaii Market reporting unit as it was considered to be impaired at that time. We continue to evaluate the remaining $102.7 million of goodwill assigned to our Hawaii Market reporting unit for impairment. Estimates of fair value of our Hawaii Market reporting unit are determined based on a complex model using cash flows and company comparisons. If management's estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Further declines in market capitalization and other factors such as the significant deterioration of the Hawaii Market reporting unit’s operations may lead to a reasonable possibility of further impairment of our goodwill, which would adversely impact our results of operations.

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

In December 2008, the members of the board of directors of Central Pacific Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI to address certain issues that arose in the bank’s regulatory examination in August 2008. The issues required to be addressed by management include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, the re-evaluation, development and implementation of strategic and other plans, to increase and maintain the bank’s leverage capital ratio at or above 9% and to obtain approval of the FDIC and the DFI for the payment of cash dividends by the bank to us. Effective April 1, 2009, CPF entered into an MOU with the FRB and the DFI that parallels the MOU Central Pacific Bank’s directors entered into with the FDIC and the DFI and includes our agreement to obtain the approval of the FRB and the DFI for CPF to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our Trust Preferred securities.

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

As a result of bank’s recent FDIC examination in August 2009, we expect that the bank will consent to a formal enforcement action with the FDIC and DFI. We anticipate that the enforcement action will require, among other things, directives to strengthen capital, improve asset quality, and maintain liquidity, which are strategies that we are currently pursuing. Given that Central Pacific Bank was not in compliance with the elevated leverage capital ratio standard contained in the FDIC MOU at September 30, 2009, we expect this noncompliance to be addressed in the impending formal enforcement action. We do not expect to receive a draft of such enforcement order until after the formal examination report is received and we are not able to determine the full extent of that order until a draft of such has been received.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On August 6, 2009, Fitch Ratings downgraded the long-term Issuer Default Ratings of CPF and Central Pacific Bank to ‘CCC’ and ‘B’, respectively, and revised the Rating Outlook for Central Pacific Bank to Negative. On September 30, 2009, Fitch Ratings also downgraded the ratings of our trust preferred securities to “CC” to reflect the deferral of dividend payments on these securities. On November 2, 2009, Fitch Ratings further downgraded the long-term Issuer Default Ratings of Central Pacific Bank to ‘CCC’. These ratings downgrade may contribute to a loss of deposits and further downgrades to us, our affiliates or our securities could further reduce deposits and result in the loss of relationships.

The FDIC has imposed a special assessment on all FDIC-insured institutions, which will decrease our earnings in 2009.

In May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of Central Pacific Bank’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $2.5 million which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC recently indicated that it may require banks to prepay insurance premiums for a period of up to three years by December 31, 2009.

If our investment in the FHLB-Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and shareholders' equity could decrease.

We own common stock of the FHLB-Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-Seattle's advance program. The aggregate cost of our FHLB-Seattle common stock as of September 30, 2009 was $48.8 million based on its par value. There is no market for our FHLB-Seattle common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-Seattle, could be substantially diminished. Consequently, we believe that there is a risk that our investment in FHLB-Seattle common stock could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it would cause our earnings and shareholders' equity to decrease by the after-tax amount of the impairment charge.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition, in particular, further deterioration of asset quality;

•	The impending formal enforcement action with the FDIC and the DFI which we expect the bank to consent to;

•	Suspension of trading of our common stock on or delisting from the New York Stock Exchange (“NYSE”) if we become non-compliant with continuing listing standards, including the minimum $1 price rule;

•	Removal of our common stock from certain market indices, such as the removal of our common stock from the S&P Small Cap 600;

•	Changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	Failure to meet analysts' revenue or earnings estimates;

•	Speculation in the press or investment community;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Actions by institutional shareholders;

•	Additions or departures of key personnel;

•	Fluctuations in the stock price and operating results of our competitors;

•	Future sales of our common stock, including sales of our common stock in short sales transactions;

•	General market conditions and, in particular, developments related to market conditions for the financial services industry;

•	Proposed or adopted regulatory changes or developments;

•	Anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	Domestic and international economic factors unrelated to our performance; or

•	The incurrence of continuing losses.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. Accordingly, the shares of our common stock that an investor purchases may trade at a price lower than that at which they were purchased. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors. Volatility in the market price of our common stock may prevent you from being able to sell your shares when you want or at prices you find attractive.

A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

We are seeking to raise additional capital which will result in substantial dilution or a decline in the price of our common stock.

Given the elevated levels of our credit costs and the impending formal enforcement action, we are exploring all options to raise a significant amount of capital. We are not restricted from issuing additional shares of common stock, including any equity securities that are convertible into or exchangeable for, or that represent the right to receive, common stock and we intend on resuming with our capital raising initiatives. At this time, we are assessing the amount of additional capital that we will require and the potential avenues to obtain it. However, we anticipate that we will need to raise significant additional capital. The issuance of any additional shares of common or preferred stock or convertible securities or the exercise of such securities will result in substantial dilution to shareholders of our common stock given our current stock price and the required levels of capital. There is no assurance that we will be able to raise the significant additional capital that we require. Our inability to raise required capital could result in additional regulatory action against us or affect our ability to continue in business.

In addition, we face significant business, regulatory and other governmental risk as a financial institution, and it is possible that capital requirements and directives could in the future require us to further change the amount or composition of our current capital, including common equity.

Issuances or exchanges of significant amounts of our common stock or equity-related securities, or the perception that such sales will occur, also could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future issuances or exchanges of shares of our common stock or equity-related securities or the availability of shares of our common stock for future issuance or exchange will have on the trading price of our common stock.

Our common stock is equity and therefore is subordinate to our and our subsidiaries' indebtedness and preferred stock.

Shares of our common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and Central Pacific Bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding. Under the terms of our outstanding fixed rate cumulative perpetual preferred stock, our ability to declare or pay dividends on or repurchase our common stock or other equity or capital securities is subject to restrictions in the event that we fail to declare and pay (or set aside for payment) full dividends on the fixed rate cumulative perpetual preferred stock. Our board of directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

There is a limited trading market for our common stock and as a result, you may not be able to resell your shares at or above the price you pay for them.

Although our common stock is listed for trading on the NYSE, the volume of trading in our common stock is lower than many other companies listed on the NYSE. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given our current stock price levels, we are at risk of falling under the NYSE’s $1 minimum stock price rule, in which case, our common stock may be subject to suspension of trading and delisting from the NYSE. In the event this was to occur and we are not able to cure this deficiency, it would further reduce the market liquidity of our common stock.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 9, 2009	/s/ Ronald K. Migita
Ronald K. Migita
Chairman, President & Chief Executive Officer

Date: November 9, 2009	/s/ Dean K. Hirata
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