Form 10-K
period 2009-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2010-03-16
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐    Accelerated Filer ☒                 Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $102,476,000. As of March 5, 2010, the number of shares of common stock of the registrant outstanding was 30,328,764 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART 1

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases and in oral and written statements made by or with the approval of us that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to regulatory actions, business plans, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•
Our failure to meet the capital ratio requirements by March 31, 2010 in the Stipulation to the Issuance of a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”);

•
The effect of other requirements in the Consent Order and the memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“FRBSF”) to which we are subject and any further regulatory actions;

•	Our ability to operate as a going concern and the potential adverse reaction of our customers, employees, vendors, and community;

•	Oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and further weakness in the construction industry;

•
Adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality and further losses in our loan portfolio;

•	Our ability to execute on our recovery plan;

•	Whether our regulators will approve the appointment of our new executive chairman;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•
The impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business;

•
Deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular;

•	Negative trends in our market capitalization and adverse changes in the price of the Company’s stock;

•	The impact of regulatory action on the Company and Central Pacific Bank and legislation affecting the banking industry;

•
The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”);

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Movements in interest rates;

•	Political instability;

•	Acts of war or terrorism;

•	Changes in consumer spending, borrowings and savings habits;

•	Technological changes;

•	Changes in the competitive environment among financial holding companies and other financial service providers;

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Ability to retain and attract skilled employees;

•	Changes in our organization, compensation and benefit plans;

•	Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954.

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to “Central Pacific Financial Corp.,” “CPF,” or to the holding company, we are referring to the parent company on a standalone basis, and we refer to Central Pacific Bank herein as our bank or the bank.

Through our bank and its subsidiaries, we offer full-service commercial banking with 37 bank branches and approximately 100 ATMs located throughout the state of Hawaii. We have received regulatory approval to consolidate two branches on the island of Oahu into two other existing branches and we intend on completing these consolidations in April 2010. Our administrative and main offices are located in Honolulu and we have 30 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and one branch on the island of Kauai. We also established and maintained multiple loan production offices on the mainland which made loans in California, Washington and several other western states. However, on December 9, 2009, we announced plans to exit the mainland, including the West Coast market, and wind down our remaining loan operations in California. Our bank’s deposits are insured by the FDIC up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans and consumer loans. However, in connection with the implementation of our recovery plan, which is described more fully below, we are focused on decreasing our loan portfolio through paydowns, restructuring and significantly reducing lending activity and operating as a smaller, more streamlined institution focusing on our core businesses and traditional markets in Hawaii.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See “—Supervision and Regulation—Regulatory Agencies” below for information about the Consent Order and MOU to which we are subject and the remainder of “—Supervision and Regulation” below for other information about the regulation of our holding company and bank.

We are under the Consent Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern.

Management has been pursuing multiple alternatives to improve our financial condition, including raising new capital. While we received indications of interest in investing in us from private equity investors, our Board has determined that consummation of a transaction on the terms and conditions proposed to date is not likely in the near-term. We will continue to explore a capital raise concurrently with the implementation of a recovery plan. This recovery plan is designed to improve the Company’s financial health and capital ratios by downsizing the bank and focusing on its core businesses and traditional markets in Hawaii. Further details regarding this recovery plan can be found in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources” and in Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

On March 16, 2010, we announced the appointment of John C. Dean as Executive Chairman of the Boards of CPF and the bank, which appointment will become effective upon the receipt of regulatory approval. Senior management will report to Mr. Dean. In the interim pending regulatory approval, Mr. Dean will serve in an acting role in such positions. Also on March 16, 2010, Ronald K. Migita announced his retirement as President, Chief Executive Officer and Chairman of the Boards of CPF and the bank. Mr. Migita will remain a director of CPF and the bank.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including, residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans. As part of our recovery plan, we are significantly reducing our lending activities other than residential mortgage loans and our primary focus is to achieve targeted reductions in our loan portfolio. The non-residential loans we do make will adhere to strict underwriting standards.

Through our bank, we concentrate our lending activities in four principal areas:

(1)
Residential Mortgage Lending.  Residential mortgage loans include both fixed and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.3 million, readily marketable collateral and, until recently, a historically stable residential real estate market, credit losses on residential mortgages had been minimal during the past several years. However, changes in interest rates, the economic recession and other market factors have impacted, and future changes may continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio.

Since our August 2005 acquisition of Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. (“CPHL”), we have grown our market position in the residential mortgage origination arena in Hawaii with dedicated mortgage lending specialists on all major islands in Hawaii. Substantially all newly originated residential mortgage loans are sold in the secondary market.

(2)
Commercial Lending and Leasing.  Loans in this category consist primarily of term loans, lines of credit and equipment leases to small and middle-market businesses and professionals in the state of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk and help to reduce credit losses. As described above, we are significantly reducing lending activities in this category and are focused on achieving targeted reductions in this portfolio.

(3)
Commercial Real Estate Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as industrial, warehouse, general office, retail, health care, religious and multi-family dwellings. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve and permits consideration of liquidation of the collateral as a secondary source of repayment. Financing of commercial real estate projects are subject to a high degree of credit risk. The limited supply of land at a given commercially attractive location, the exceptionally long economic life of the assets, the long delivery time frames required for the development and construction of major projects and high interest rate sensitivity have given commercial real estate markets a long history of extreme cyclical fluctuations and volatility. As described above, we are significantly reducing lending activities in this category and are focused on achieving targeted reductions in this portfolio.

(4)
Construction Lending.  Construction lending encompasses the financing of both residential and commercial construction projects. Similar to commercial real estate lending, construction projects are subject to a high degree of credit risk given the long delivery time frames for projects. Our construction portfolio has deteriorated significantly over the past two years and we have, and will continue to, take aggressive steps to reduce our exposure to this sector.  Accordingly, we do not plan to originate any new construction loans for the foreseeable future.

As part of the directives included in the Consent Order, which is described more fully below, we plan to systematically reduce our commercial real estate and construction loan portfolios, particularly in the land development area. As noted above, we are significantly reducing lending activities in these areas and have developed and adopted a plan to reduce this portfolio. Specifically, we have established portfolio limits for each of these categories and, as we have done in the past, intend to pursue loan sale opportunities both individually and in bulk.

Beyond the lending function described above, we also offer a full array of deposit products and services including checking, savings and time deposits, cash management and internet banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank, with $3.6 billion in deposits, was the fourth-largest depository institution in the state of Hawaii at December 31, 2009.

The banking and financial services industry in the state of Hawaii generally, and in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers. Some of these competitors are much larger in total assets and capitalization and have greater access to capital markets.

In order to compete with the other financial services providers in the state of Hawaii, we principally rely upon local promotional activities, personal relationships between customers and our officers, directors and employees, and specialized services tailored to meet the needs of our customers and the communities we serve. We remain competitive by offering flexibility and superior service levels, coupled with competitive interest rates and pricing. However, the financial condition of our bank compared to some of our local competitors is a factor that many customers consider when choosing their bank.

For further discussion of factors affecting our operations see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 86% of our loan portfolio held for investment at December 31, 2009 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Our business activities are now focused primarily in Hawaii and we are winding down our California operations. Consequently, our results of operations and financial condition are impacted by the general economic trends in Hawaii, and to a lesser extent in California, particularly in the commercial and residential real estate markets. While during periods of economic strength, the real estate market and the real estate industry typically perform well, during periods of economic weakness, they typically are adversely affected. During the past several years we have incurred substantial losses on our Hawaii and mainland real estate portfolios, which have resulted in deteriorating capital ratios and increased regulatory supervision. Given the high concentration risk that exists in our loan portfolio, we expect credit costs to remain elevated through 2010.

Our Subsidiaries

Central Pacific Bank is the principal wholly-owned subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CPB Real Estate, Inc.; Citibank Properties, Inc.; CB Technology, Inc.; and CPHL.

Central Pacific Bank or its wholly-owned subsidiary, CPHL, also owns 50% of the following Hawaii limited liability corporations: Pacific Access Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC; Hawaii Resort Lending, LLC; Laulima Financial, LLC; and Pacific Portfolio, LLC.

Supervision and Regulation

Set forth below is a description of the significant elements of the laws and regulations and other regulatory matters applicable to us and our bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our bank could have a material effect on our business.

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As a bank holding company, Central Pacific Financial Corp. is regulated under the BHC Act and is subject to inspection, examination and supervision by the FRB. It is also subject to Hawaii’s Code of Financial Institutions and is subject to inspection, examination and supervision by the DFI.

The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CPF,” and we are subject to the rules of the NYSE for companies listed there.

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and the FDIC. The bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, institute a receivership, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The DFI separately holds many of the same remedial powers.

Regulatory Actions

On December 8, 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and the DFI. The following summarizes the provisions of the Consent Order, which supersedes the previous letter agreements with the FDIC and DFI, and describes the status of actions taken to date.

•
The bank must have and retain qualified management, notify the FDIC and the DFI of any changes in the bank’s Board of Directors or senior executive officers at least 30 days before the change is intended to be effective and within 60 days independently assess management and personnel needs, responsibilities, qualifications and remuneration and adopt a plan to implement any recommendations.

As mentioned above, we announced the appointment of Mr. Dean as Executive Chairman of the Boards of CPF and the bank, which appointment will become effective upon the receipt of regulatory approval. Senior management will report to Mr. Dean. In the interim pending regulatory approval, Mr. Dean will serve in an acting role in such positions. Also, Mr. Migita announced his retirement as President, Chief Executive Officer and Chairman of the Boards of CPF and the bank. Mr. Migita will remain a director of CPF and the bank.

•
The bank’s Board of Directors shall increase its participation in the bank’s affairs, including full responsibility for approving the bank’s policies and objectives, and supervising the bank’s activities.

Our Board has formed a recovery committee, chaired by Mr. Paul Kosasa, to oversee the implementation and progress of the recovery plan and to actively engage in the Company’s efforts.

•
By March 31, 2010, the bank must increase its Tier 1 capital in an amount to ensure that its leverage capital ratio is at or above 10% and thereafter maintain it at or above that ratio and must increase and maintain its total risk-based capital ratio in such an amount as to equal or exceed 12%.

The bank will not be in compliance with these minimum capital ratio requirements by March 31, 2010. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources” and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for management’s plans to improve its capital position over time with the continuation of capital raising efforts concurrent with the implementation of a recovery plan.

•
Within 60 days, the bank shall develop and adopt a plan to meet and maintain the capital requirements of the Consent Order. Such plan shall include a contingency plan in the event the bank fails to comply with the capital requirements of the Consent Order, fails to submit a capital plan acceptable to the FDIC and the DFI or fails to implement or comply with the capital plan. The contingency plan, to be implemented if the FDIC and DFI so directs, must include a plan to sell or merge the bank.

In February 2010, our Board approved and the Company adopted a plan to meet and maintain the capital requirements of the Consent Order. This plan considered the pursuit of all alternatives to improve the bank’s financial condition, including raising capital externally. As required by the Consent Order, this plan also included a contingency plan in the event we were unable to successfully implement our capital plan and failed to comply with the mandated capital requirements. While we have received interest from potential private equity investors, our Board has determined that consummation of a transaction on the terms and conditions proposed to date is not likely to occur in the near-term and have since developed and adopted an alternative recovery plan. We will continue to explore all options for raising additional capital concurrently with our implementation of the recovery plan. Further details regarding this alternative recovery plan can be found in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources” and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

•	The bank shall not pay cash dividends or make any other payments to shareholders without the prior written consent of the FDIC and the DFI.

•
The bank shall immediately charge off or collect all assets classified as “Loss” and one-half the assets classified as “Doubtful” in the joint FDIC and DFI examination report and in 120 days reduce “Doubtful” and “Substandard” assets in the examination report to not more than 75% of the bank’s Tier 1 capital and allowance for loan and lease losses (“ALLL”).

As of the date of this filing, the bank has charged off or collected all assets classified as loss and one-half of the assets classified as doubtful in the joint FDIC and DFI examination report. In addition, the bank’s doubtful and substandard assets exceeded 75% of Tier 1 capital and reserves and it is uncertain whether or not the bank will be able to achieve the levels required by the Consent Order in the near-term.

•	Within 30 days, the bank shall develop or revise, if necessary, adopt and implement the bank’s comprehensive policy for determining the appropriate level of ALLL.

In October of 2009, management reviewed and revised its policy to determine the appropriate level of ALLL. The revised ALLL policy was subsequently approved by the bank’s Board.

•	The bank shall maintain an adequate ALLL at all times and remedy any deficiency in the ALLL in the calendar quarter it is discovered.

•
The bank shall not extend additional credit to borrowers having credit that has been charged off or to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard,” except in limited circumstances.

•
Within 60 days, the bank shall develop or revise, adopt, and implement a plan to systematically reduce the amount of commercial real estate loans, particularly in the land development and construction loan areas.

Management has developed a plan wherein the total level of commercial real estate loans, including construction and land development loans, are systematically reduced through loan sales, repayments, and charge-offs. This plan, which was approved by the bank’s Board in January 2010, includes specific reduction targets for our Hawaii and mainland commercial real estate loan portfolios, as well as concentration limits as a percentage of risk-based capital and total loans outstanding. The objectives and initiatives in this plan are consistent with our recovery plan.

•	Within 60 days, the bank shall develop or revise, adopt, and implement lending and collection policies to provide additional guidance and control over the bank’s lending functions.

Management has reviewed, developed, and/or revised as warranted the bank’s lending and collection policies. All of the newly developed and revised policies were reviewed and approved by the bank’s Senior Loan Committee, which is comprised of select members of the bank’s Board and executive management. New and/or revised policies include: (1) nonaccrual loans, (2)  interest reserves/interest capitalization, (3) general lending policies addressing loan documentation, repayment terms and credit information requirements, as well as requirements for accurate risk grading and an independent loan review function, (4) loan-to-value standards, (5) commercial real estate appraisal and evaluation standards, (6) unsecured commercial loan standards, (7) commercial and retail credit authority limits, (8) insider loans policy, (9) concentrations of credit risk parameters, (10) evaluation of impaired loans, (11) identification and processing of troubled debt restructurings, and (12) management of special credits.

•	Within 60 days, the bank shall develop or revise, adopt, and implement a written liquidity and funds management policy that addresses liquidity needs and reduces reliance on non-core funding sources.

In February 2010, we revised and the Board approved the liquidity and funds management policy that addresses our liquidity needs under multiple scenarios and reduces our reliance on non-core funding sources.

•
Within 60 days, the bank shall develop or revise, adopt, and implement a written three-year strategic plan and a three-year written plan addressing retention of profits, reduction of overhead and other budget matters.

In December 2009, management developed and the Board approved a written three-year strategic plan. Consistent with the capital plan referred to above, this strategic plan considered the pursuit of all alternatives to improve the bank’s financial condition, including raising capital externally. As discussed above, while we have received interest from potential private equity investors, our Board has determined that consummation of a transaction on the terms and conditions proposed to date is not likely to occur in the near-term. We will continue to explore all options for raising additional capital concurrently with our implementation of the recovery plan. Further details regarding this recovery plan can be found in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources” and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

•
The bank shall comply with the interest rate limitations on solicitation and acceptance of brokered deposits under the FDIC’s rules and regulations and submit to the FDIC and the DFI within 60 days, a written plan to eliminate its reliance on brokered deposits.

The bank is in compliance with the interest rate limitations on solicitation and acceptance of brokered deposits mandated by the FDIC.  In addition, the liquidity plan described above includes a plan to eliminate our reliance on brokered deposits.

•	Within 30 days, the bank must eliminate or correct any violations of law.

•	Within 60 days, the bank must develop or revise and implement a written plan addressing procedures and operations in the information technology area.

In late 2009, management developed written plans responding to comments identified by the FDIC to improve the bank’s information technology function.  As required by the Consent Order, these plans included reviewing existing policies and general control procedures around certain aspects of the bank's information security function.

•	Within 60 days, the bank must revise and implement a written trust plan addressing trust operations.

In November 2009, management revised and the Board approved, a written plan addressing the bank’s trust operations function.

•	Within 30 days of the end of each quarter, the bank must provide quarterly written progress reports to the FDIC and the DFI.

Management submitted a written progress report to the FDIC and DFI on January 29, 2010.

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order. The Consent Order is filed as an exhibit to this annual report on Form 10-K as Exhibit 10.28 and the FDIC has made a copy of the Consent Order available on their website at www.fdic.gov. The contents of the FDIC website are not incorporated by reference into this filing. The Consent Order will remain in effect until modified or terminated by the FDIC and the DFI.

As noted above, the bank has fulfilled many of the requirements of the Consent Order. However, among other matters, we will not be in compliance with the capital ratio and classified assets requirements as of March 31, 2010 and do not expect to be able to comply with these requirements in the near-term. Consistent with our recovery plan and our plan to reduce our commercial real estate loan portfolios, we will continue to pursue further opportunities to reduce our classified assets by aggressively managing our loan portfolio to minimize further credit losses and maximize recoveries. Additionally, we will continue to explore all options for raising additional capital concurrently with the implementation of our recovery plan. See “Item 1A. Risk Factors” for a discussion of the potential consequences that could result from failure to comply with the requirements of the Consent Order. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a discussion of our recovery plan.

In addition, Central Pacific Financial Corp. continues to be subject to the MOU effective April 1, 2009 with the FRBSF and the DFI. The issues required to be addressed by management overlap to a large extent with those contained in the Consent Order and include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the ALLL, to reevaluate, develop and implement strategic and other plans and to increase and maintain the bank’s leverage capital ratio at or above 9%. The MOU also includes our agreement to obtain the approval of the FRBSF and the DFI for Central Pacific Financial Corp. to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our trust preferred securities. As a result of the FRBSF’s December 2009 examination of Central Pacific Financial Corp., we anticipate that it will consent to a formal enforcement order with the FRBSF. We do not expect to receive a draft of such enforcement order until after we receive the formal examination report. We are not able to determine the full extent of that order until we receive a draft of such order.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies which have not elected financial holding company status to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed under “—Capital Adequacy and Prompt Corrective Action” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See “—Community Reinvestment Act” below.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior FRB approval. CPF has not filed a declaration electing financial holding company status and has no current intention to do so.

The BHC Act, the Federal Bank Merger Act, Hawaii law and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the CRA (see “—Community Reinvestment Act” below) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Source of Strength Doctrine

FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, CPF is expected to commit resources to support our subsidiary bank, including at times when CPF may not be in a financial position to provide it. Any capital loan by a bank holding company to any of its subsidiary banks is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

We, like other bank holding companies, are required to maintain Tier 1 capital and “total risk-based capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. However, as described under “—Regulatory Actions” above, we are currently subject to higher ratios as a result of the Consent Order and MOU.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to or deemed to be in a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The following table sets forth the Company’s capital ratios, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. In addition, FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. As of December 31, 2009, the bank was subject to, and was not in compliance with, the capital directive in the Consent Order which requires that it achieve and maintain a leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12% by March 31, 2010, as mentioned above. Furthermore, the Company was also not in compliance with the minimum ratio requirement under the MOU. We do not expect to meet any of the capital ratio requirements in the near-term.

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized*
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2009:
Tier 1 risk-based capital	$334,309	9.6%	$139,064	4.0%	$208,596	6.0%
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0
Leverage capital	334,309	6.8	196,478	4.0	245,597	5.0

As of December 31, 2008:
Tier 1 risk-based capital	$466,465	10.4%	$178,693	4.0%	$268,040	6.0%
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0
Leverage capital	466,465	8.8	211,648	4.0	264,560	5.0

Central Pacific Bank
As of December 31, 2009:
Tier 1 risk-based capital	$334,193	9.6%	$138,976	4.0%	$208,464	6.0%
Total risk-based capital	379,705	10.9	277,953	8.0	347,441	10.0
Leverage capital	334,193	6.8	196,273	4.0	245,342	5.0

As of December 31, 2008:
Tier 1 risk-based capital	$449,845	10.1%	$178,323	4.0%	$267,485	6.0%
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0
Leverage capital	449,845	8.5	210,707	4.0	263,384	5.0

* Because the Company did not meet the minimum ratio requirement in the MOU and the bank was subject to the capital directive in the Consent Order, the Company and the bank were not considered to be "well-capitalized."

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

In November 2007, the U.S. banking and thrift agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks” defined as those with consolidated total assets of $250 billion or more or consolidated on-balance-sheet foreign exposures of $10 billion or more. The final rule became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. In July 2008, the agencies issued a proposed rule that would adopt the standardized approach of BIS II for credit risk, the basic indicator approach of BIS II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under BIS II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued as of December 31, 2009. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

The Company is not required to comply with BIS II and has made a determination not to apply the BIS II requirements.

On September 3, 2009, the U.S. Treasury Department (the “U.S. Treasury”) issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord. Six of the core principles relate directly to bank capital requirements. The Treasury Policy Statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement repeatedly calls for higher and stronger capital requirements for bank and non-bank financial firms known as “Tier 1 FHCs” that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk. Central Pacific Financial Corp. would not be deemed a Tier 1 FHC.

The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

Following the issuance of the Treasury Policy Statement, on December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total risk-based capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Insolvency of an Insured Depository Institution

If the FDIC were appointed the conservator or receiver of an insured depository institution such as Central Pacific Bank, upon its insolvency or in certain other events, the FDIC has the power:  (i) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (ii) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of Central Pacific Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under the EESA, the U.S. Treasury was granted the authority to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions. In addition, the U.S. Treasury was also granted the authority to inject capital in financial institutions through the purchase of equity stakes in a wide variety of banks and thrifts under a program known as the Troubled Assets Relief Program’s (“TARP”) Capital Purchase Program (the “CPP”). The primary purpose of the U.S. Treasury’s initiatives is to stabilize and provide liquidity to the U.S. financial markets.

On January 9, 2009, the U.S. Treasury approved our participation in the CPP. As a result, we issued and sold 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”) to the U.S. Treasury. We also issued to the U.S. Treasury a ten-year warrant (the “TARP Warrant”) to purchase up to 1,585,748 shares of our voting common stock at an exercise price of $12.77 per share. We sold the TARP Preferred Stock and the TARP Warrant for an aggregate purchase price of $135 million in cash. In the third quarter of 2009, CPF elected to defer payment of dividends on TARP Preferred Stock and trust preferred securities as described under “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” By deferring these payments, our ability to pay dividends with respect to common stock, subject to approval from the FRBSF, the DFI and the U.S. Treasury, is restricted until our obligations under our TARP Preferred Stock and trust preferred securities are brought current. See “Part II, Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases Of Equity Securities,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a further discussion of our participation in the TARP’s CPP.

On February 10, 2009, U.S. Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

On February 17, 2009, President Barack Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

In June 2009, the Obama administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the Obama administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability (known as “Tier 1 FHCs”) be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.

On October 22, 2009, the FRB issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Incentive Compensation Proposal also contemplates a detailed review by the FRB of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our and our subsidiaries’ ability to hire, retain and motivate key employees.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above. Separate comprehensive financial reform bills intended to address the proposals set forth by the Obama administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as described above.

Although the EESA, TARP and ARRA have helped to stabilize the financial markets in the near-term, it is not clear at this time what the long-term impact of these initiatives will be. Furthermore, other liquidity and funding initiatives of the FRB and other agencies that have been previously announced, and any additional programs that may be initiated in the future may have a significant impact on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and more importantly, the local economies in the markets that we serve.

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

As a result of the Consent Order and MOU and the terms of the TARP Preferred Stock, dividend payments require approval by our regulators and the U.S. Treasury and are restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. See “Part II, Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Dividends,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” and Note 15 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a further discussion of our dividends.

Deposit Insurance

Substantially all of the deposits of our bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 per depositor. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC also implemented the Temporary Liquidity Guarantee Program (“TLGP”) which insures all deposits held in non-interest bearing transactional accounts regardless of amount for a fee. The TLGP applies to all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. The bank has chosen to participate in the FDIC’s TLGP. These governmental actions were designed to rebuild confidence in the financial markets, increase liquidity and strengthen the financial sector.

The FDIC made several adjustments to the assessment rate during 2009, including a special assessment permitted under statutory authority granted in 2008. The assessment schedule published as of April 1, 2009 and effective for assessments on and after September 30, 2009 provides for assessment ranges, based upon risk assessment of each insured depository institution, of between $.07 and $0.775 per $100 of domestic deposits. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Results of Operation—Other Operating Expense” for a further discussion of our FDIC costs.

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The FDIC has stated that the prepayment requirement was imposed in response to a negative balance in the DIF. The FDIC did not require the bank to make this prepayment.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the Gramm-Leach-Bliley Act (“GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to nonaffiliated third parties. These limitations require notices and disclosure of privacy policies to consumers and in some circumstances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC or authorization from the U.S. Treasury. Failure to comply with these sanctions could have serious legal and reputational consequences.

Employees

At December 31, 2009, we employed 1,030 persons, 961 on a full-time basis and 69 on a part-time basis. We are not a party to any collective bargaining agreement.

Expiration of Rights Agreement

On February 25, 2009, Central Pacific Financial Corp. and Wells Fargo Bank, N.A., as successor rights agent, entered into Amendment Two (the “Amendment”) to the Rights Agreement dated as of August 26, 1998, by and between Central Pacific Financial Corp. and ChaseMellon Shareholder Services L.L.C., as rights agent (as amended, the “Rights Agreement”). The Amendment modified the final expiration date of our preferred stock purchase rights (the “Rights”) under the Rights Agreement from August 26, 2009 to March 15, 2009. The Rights expired on March 15, 2009.

Available Information

Our internet website can be found at www.centralpacificbank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found on our internet website as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Copies of the Company’s filings with the SEC may also be obtained directly from the SEC’s website at www.sec.gov. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

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

Factors That May Affect Our Business

There is substantial doubt about our ability to continue as a going concern.

We are under the Consent Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. We do not expect to meet the capital ratio requirements in the near-term future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

In addition, our customers, employees, vendors, correspondent institutions, and others with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern.  This negative reaction may lead to heightened concerns regarding our financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely. Furthermore, the existence of substantial doubt about our ability to continue as a going concern makes it highly likely that the carrying value of our intangible assets, including goodwill of $102.7 million at December 31, 2009, may be impaired as of March 31, 2010.

We have not been able to meet the capital ratio requirements of the Consent Order and our recovery plan may not be effective in improving our capital position.

The Consent Order requires the bank, among other things, to increase its Tier 1 capital to maintain a minimum leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12%, as well as develop a contingency plan if those ratios are not attained by March 31, 2010. We have been pursuing all alternatives, including raising new capital. While we received interest from potential private equity investors, our Board of Directors determined that consummation of a transaction on the terms and conditions proposed to date is not likely to occur in the near-term.

Because we do not anticipate being able to raise adequate capital to meet the capital ratio requirements in the near-term, we have commenced the implementation of a recovery plan which focuses on our bank’s core businesses and traditional markets in Hawaii. See “—Capital Resources” below and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for further information regarding the recovery plan. If we are unable to successfully implement our recovery plan or if the recovery plan is not effective in improving our capital position, our financial condition will continue to deteriorate and would negatively impact our ability to continue as a going concern.

We are subject to a number of requirements and prohibitions under the Consent Order and the MOU and may be subject to additional limitations on our business and additional regulatory actions, including a federal conservatorship or receivership for the bank, if we cannot comply with the Consent Order and the MOU or if our financial condition continues to deteriorate.

Central Pacific Bank is subject to the Consent Order which requires it to improve its capital position, asset quality, liquidity and management oversight, among other matters. In addition to the capital ratio requirements described above, the bank must, among other things, maintain an adequate allowance for loan and lease losses at all times and systematically reduce the amount of commercial real estate loans, particularly land development and construction loans. In the meantime, the condition of the bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the bank’s capital and other financial resources.

In addition, Central Pacific Financial Corp. continues to be subject to the MOU effective April 1, 2009 with the FRBSF and the DFI. The issues required to be addressed by the MOU overlap to a large extent with those contained in the Consent Order and include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, to re-evaluate, develop and implement strategic and other plans and to increase and maintain the bank’s leverage capital ratio at or above 9%. The MOU also includes our agreement to obtain the approval of the FRBSF and the DFI for Central Pacific Financial Corp. to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our trust preferred securities. As a result of the FRBSF’s December 2009 examination of Central Pacific Financial Corp., we anticipate that it will consent to a formal enforcement order with the FRBSF. We do not expect to receive a draft of such enforcement order until after we receive the formal examination report. We are not able to determine the full extent of that order until we receive a draft of such order.

As of the date of this filing, we were not in compliance with the capital ratio and classified assets requirements in the Consent Order and MOU. Should we continue to fail to comply with these requirements, or should we suffer a continued deterioration in our financial condition, we may be subject to additional limitations on our business and additional regulatory actions. Possible enforcement actions against us include the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, a federal conservatorship or receivership for the bank, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. If these events occur, Central Pacific Financial Corp. would likely suffer a complete loss of the value of its ownership interest in the bank, and we subsequently may be exposed to significant claims by our shareholders as well as our regulators.

We have incurred significant losses and cannot assure you that we will be profitable.

We incurred net losses of $313.7 million and $138.4 million for the years ended December 31, 2009 and 2008, respectively, primarily due to credit costs, including a significant provision for loan and lease losses. Although we have taken a number of steps to reduce our credit exposure, it is likely that we will continue to incur elevated credit costs through 2010, which would adversely impact our overall financial performance and results of operations.

Our Hawaii and, to a lesser extent, California commercial real estate and construction loan operations have a considerable effect on our results of operations.

The performance of our Hawaii and California commercial real estate and construction loans depends on a number of factors, including improvement of the real estate market in which we operate. As we have seen in the Hawaii and California construction and commercial real estate markets throughout 2009, the strength of the real estate market and the results of our operations could continue to be negatively affected by the economic downturn. Consensus among various economists and regulators suggest that the commercial real estate market is likely to be significantly impacted in the near-term. Although we announced on December 9, 2009 our plans to exit the West Coast market and wind down our California loan operations, we still have a sizable California loan portfolio and the performance of that portfolio continues to be subject to market conditions in California.

Declines in the market for commercial property are causing commercial borrowers to suffer losses on their projects and they may be unable to repay their loans. Defaults of these loans or further deterioration in the credit worthiness of any of these borrowers would further negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale are causing residential developers who are our borrowers to also suffer losses on their projects and encounter difficulty in repaying their loans. Since the third quarter of 2007, we have significantly increased our provision for loan and lease losses as a result of these challenging conditions. Our provision increased to $348.8 million in 2009 compared to $171.7 million in 2008 and $53.0 million in 2007 while our percentage of nonperforming assets to total loans and leases, loans held for sale and other real estate increased to 15.85% in 2009 compared to 3.52% in 2008 and 1.47% in 2007. Credit costs will likely continue to be elevated through 2010 and we cannot assure you that we will have an adequate provision to cover potential future losses. If we suffer greater losses than we are projecting, our recovery plan and the ability to improve our position will be materially adversely affected.

Difficult economic and market conditions have adversely affected our industry and continued economic slowdown in Hawaii or a worsening of current market conditions in general would result in additional adverse effects on us.

The U.S. economy entered into one of the longest economic recessions to have occurred since the Great Depression of the 1930s in December 2007. During this time, the global and U.S. economies experienced a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Dramatic declines in the housing market, along with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy resulted in decreased lending by financial institutions to their customers and to each other. The market turmoil and tightening of credit consequently led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions experienced decreased access to deposits and borrowings. The resultant economic pressure on consumers and businesses and the lack of confidence in the financial markets adversely affected our business, financial condition, results of operations and stock price.

Although general economic trends and market conditions have since stabilized to some degree, a continued economic slowdown in Hawaii or a worsening of current market conditions in general would likely result in additional adverse effects on us, including: (i) loan delinquencies may continue to increase; (ii) problem assets and foreclosures may continue to increase leading to more loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may continue to decrease; and (v) collateral for loans made by us, especially involving real estate, may continue to decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans. As further described in “Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Results of Operations—Concentrations of Credit Risk,” we have a high concentration of commercial real estate and construction loans. As a result, economic downturns, and specifically weakness in the commercial real estate market, have a significantly more adverse impact on our performance compared to many other financial institutions. Because of the high concentration risk within our portfolio, we believe credit costs will remain elevated through 2010.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 31% of our real estate loan portfolio as of December 31, 2009 was comprised of construction loans. Sixty-six percent of these construction loans were in Hawaii while 34% were located on the mainland (29% in California and 5% in Washington). Many of our construction loans are reliant upon sponsors and/or guarantor for additional support. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of the completed project. If a borrower is unable to complete a construction project or if the marketability or value of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan.

In recent periods, our construction loan portfolio has been significantly impacted by an increase in loan delinquencies and defaults, as well as declining collateral values as the commercial real estate markets in Hawaii and California have continued their downturns through 2009. Further deterioration in any of the real estate markets we are exposed to will likely damage the marketability and value of our construction projects, as well as diminish sponsor and/or guarantor capacity, and may lead to increased risk of loss. Because of our high concentration of construction loans, combined with the uncertainty surrounding many of our existing construction borrowers and projects, there is an increased risk of future credit losses (in excess of the losses we have already taken) regardless of whether the construction market improves, remains stable, or continues to deteriorate.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 86% of our loan portfolio as of December 31, 2009 was comprised of loans primarily collateralized by real estate, 79% of these loans were concentrated in Hawaii and 21% were located on the mainland (18% in California and 3% in Washington).

Deterioration of the economic environment in Hawaii, California or other markets we are exposed to, including a continued decline in the real estate market, further declines in single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Over the past two years, material declines in the value of the real estate assets securing many of our commercial real estate loans has led to significant credit losses in this portfolio. As a result of our particularly high concentration of commercial real estate and construction loans, the risk within our portfolio is higher than many financial institutions and, as a result, our portfolio is susceptible to significant credit losses during economic downturns and adverse changes in the real estate market. As stated above, because of the uncertainty surrounding many of our existing commercial real estate borrowers and commercial real estate assets, there is an increased risk of future credit losses (in excess of the losses we have already taken) regardless of whether the commercial market improves, remains stable, or continues to deteriorate.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding the continued deterioration in our financial condition, our ability to continue as a going concern, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The management of liquidity risk is critical to the management of our business and our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities’ markets, our financial condition, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, which perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our financial condition, our ability to continue as a going concern or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. As mentioned above, we have not been able to raise external capital. We rely on commercial and retail deposits, and to a lesser extent, advances from the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change.

Our line of credit with the FHLB serves as our primary outside source of liquidity. By virtue of the Consent Order, the bank is in default under its arrangement with the FHLB. Although the bank has not received any notice, the FHLB has the right to call all outstanding borrowings under this arrangement and is not obligated to make future advances. Our maximum borrowing term is limited to one year. The Federal Reserve discount window also serves as an additional outside source of liquidity. Borrowings under this arrangement are through the Federal Reserve’s secondary facility and are subject to providing additional information regarding the financial condition of the bank and reasons for the borrowing. The duration of borrowings from the Federal Reserve discount window are generally for a very short period, usually overnight. In the event that these outside sources of liquidity become unavailable to us, we will need to seek additional sources of liquidity, including selling assets. We cannot assure you that we will be able to sell assets at a level to allow us to repay borrowings or meet our liquidity needs.

In February 2009, our collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby we are required to deliver original loan documents to the FHLB for the collateral securing our advances. As a result, should the FHLB elect to call any of our outstanding borrowings, they would maintain possession of the collateral we pledged and could assume legal ownership of the assets in the event we are unable to meet our obligations.

We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

In addition, CPF must provide for its own liquidity. Substantially all of CPF’s revenues are obtained from dividends declared and paid by Central Pacific Bank, which require prior approval from the Company’s regulators including the FDIC and DFI, and are currently not legally permitted due to the deficit in retained earnings. Without this source of funds, CPF does not have sufficient funds to pay in full its own obligations, including its debt obligations. In the third quarter of 2009, CPF elected to defer payment of dividends on TARP Preferred Stock and trust preferred securities as described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” By deferring these payments and pursuant to the terms of the TARP Preferred Stock, our ability to pay dividends with respect to common stock, subject to approval from the FRBSF, the DFI and the U.S. Treasury, is restricted until our obligations under our TARP Preferred Stock and trust preferred securities are brought current. The deferral of these payments may also, among other things, require us to satisfy these obligations before they otherwise would have become due or restrict us in our commercial activities.

At December 31, 2009, Central Pacific Bank was not in compliance with certain aspects of the Consent Order and the MOU, including the elevated capital ratios required to be met by March 31, 2010. If the bank is unable to improve its capital position, in addition to the risks discussed above under “—We are subject to a number of requirements and prohibitions under the Consent Order and the MOU and may be subject to additional limitations on our business and additional regulatory actions, including a federal conservatorship or receivership for the bank, if we cannot comply with the Consent Order and the MOU or if our financial condition continues to deteriorate, it could have a negative impact on customer confidence, employee retention, our costs of funds and FDIC insurance costs, and our business, results of operations and financial conditions, generally. In addition, our bank’s ability to accept brokered deposits has been restricted, and the interest rates we may pay are constrained, both of which could impact our liquidity.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During 2009, our provision for loan and lease losses amounted to $348.8 million, compared to $171.7 million in 2008 and $53.0 million in 2007. Our current allowance may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management’s internal review of the loan portfolio.

In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Consent Order. If our assumptions prove to be incorrect, our current allowance may not be sufficient. With the volatility of the economic decline and unprecedented nature of the events in the credit and real estate markets during the latter part of 2008, we made significant adjustments to our allowance in 2008. In 2009, we made significant additional adjustments to our allowance due to our high concentration of commercial real estate and construction loans, as well as the ongoing economic downturn and the deterioration in the Hawaii and California real estate markets. We may need to make additional adjustments in our allowance for the remainder of 2010, and possibly beyond, due to the anticipated ongoing deterioration in the local and national real estate markets and economies.

In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance and there is a risk that their assumptions and conclusions may differ from ours. As a result of these external reviews, we may be required  to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge-offs based on judgments different than ours. Specifically, the Consent Order requires the bank to maintain an adequate allowance at all times and requires us to immediately charge-off all assets that our regulators classify as “loss” and one-half the assets they classify as “doubtful.” As required by the Consent Order, in the fourth quarter of 2009, we recognized $21.0 million in incremental charge-offs and a resultant increase in the provision for loan losses related to certain loans. Any further increase in our allowance or loan charge-offs could have a material adverse effect on our results of operations.

Our regulators have not approved our appointment of Mr. Dean as our Executive Chairman.

On March 16, 2010, we announced the appointment of Mr. Dean as Executive Chairman of the Boards of CPF and the bank, which appointment will become effective upon the receipt of regulatory approval. Senior management will report to Mr. Dean. In the interim pending regulatory approval, Mr. Dean will serve in an acting role in such positions. Also on March 16, 2010, Mr. Migita announced his retirement as President, Chief Executive Officer and Chairman of the Boards of CPF and the bank. Mr. Migita will remain a director of CPF and the bank. Mr. Dean’s appointment is subject to approval by our regulators and we cannot assure you that our regulators will grant their approval. If our regulators do not approve of Mr. Dean’s appointment, we will need to recruit other candidates to lead the turnaround of our company and we may not be able to do so on any given timeframe.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in Hawaii with the knowledge and experience required to successfully implement our recovery plan. The more senior the executive, the more difficult it is to locate suitable candidates in the local market. Accordingly, in many circumstances, it is necessary for us to recruit potential candidates from the mainland. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Company given its current financial condition and the existing uncertainties, particularly since in some circumstances; this would require that the employee relocate from the mainland to Hawaii, where other employment opportunities in the banking industry may be limited. In addition, in the current circumstances, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/ or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If we are not able to promptly recruit qualified personnel, which we require to conduct our operations, our business and our ability to successfully implement our recovery plan could be adversely affected.

We may experience further impairment of our goodwill, which would adversely impact our results of operations.

In 2008, we wrote off all of the remaining goodwill associated with our Commercial Real Estate reporting unit and in 2009 we wrote off $50.0 million of goodwill associated with our Hawaii Market reporting unit as it was considered to be impaired at that time. We continue to evaluate the remaining $102.7 million of goodwill assigned to our Hawaii Market reporting unit for impairment. Given the uncertainty surrounding our ability to comply with the terms of the Consent Order, there is a high likelihood that the remaining balance of our goodwill may be impaired as of March 31, 2010. Additionally, further declines in our stock price and other factors such as the performance of our Hawaii Market reporting unit will also need to be considered in our evaluation of goodwill during the first quarter of 2010.

The price of our common stock has declined significantly and is volatile.

The trading price of our common stock has declined significantly since February 2007 when our stock price traded above $40.00 per share. On March 1, 2010, the closing price of our common stock was $1.37 per share. In addition, the trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	Our ability to continue as a going concern;

•	Failure to comply with the requirements of the Consent Order with the FDIC and the DFI and the possibility of resulting action by the regulators;

•	Further deterioration of asset quality;

•	The incurrence of continuing losses;

•	Suspension of trading of our common stock on or delisting from the NYSE if we become non-compliant with continuing listing standards, including the minimum $1 price rule;

•	Removal of our common stock from certain market indices, such as the removal of our common stock from the S&P Small Cap 600;

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	Changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•	Failure to meet analysts’ revenue or earnings/losses estimates;

•	Speculation in the press or investment community;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Actions by institutional shareholders;

•	Additions or departures of key personnel;

•	Fluctuations in the stock price and operating results of our competitors;

•	Future sales of our common stock, including sales of our common stock in short sale transactions;

•	General market conditions and, in particular, developments related to market conditions for the financial services industry;

•	Proposed or adopted regulatory changes or developments;

•	Anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	Domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility over the past year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. Accordingly, the shares of our common stock that an investor purchases may trade at a price lower than that at which they were purchased. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors. Volatility in the market price of our common stock may prevent individual shareholders from being able to sell their shares when they want or at prices they find attractive.

A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of the common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and Central Pacific Bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding. Under the terms of the TARP Preferred Stock, because we have deferred dividends on the TARP Preferred Stock, our ability to pay dividends on or repurchase our common stock, subject to approval from the FRBSF and the DFI, is restricted until our obligations under our TARP Preferred Stock (as well as our trust preferred securities) are brought current. In addition, prior to the earlier of February 15, 2012 and the date on which shares of the TARP Preferred Stock have been redeemed in whole or the U.S. Treasury has transferred all of the TARP Preferred Stock it purchased under the CPP to third parties, neither Central Pacific Financial Corp. nor any subsidiary may, without consent of the U.S. Treasury, pay cash dividends on our common stock in excess of $0.10 per share or redeem, purchase or acquire any shares of common stock, other equity securities or any trust preferred securities. In any event, we would not be in a position to pay any dividends for the foreseeable future. Our Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

There is a limited trading market for our common stock and as a result, you may not be able to resell your shares at or above the price you pay for them.

Although our common stock is listed for trading on the NYSE, the volume of trading in our common stock is lower than many other companies listed on the NYSE. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given our current stock price levels, we are at risk of falling under the NYSE’s minimum $1 stock price rule, in which case, our common stock may be subject to suspension of trading and delisting from the NYSE. In the event this occurs and we are not able to cure this deficiency, it would further reduce the market liquidity of our common stock.

By deferring payments on our outstanding junior subordinated debentures, we are prohibited from paying cash dividends on or repurchasing our common stock or preferred stock or making any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures. The terms of our outstanding junior subordinated debentures prohibit us from declaring or paying cash dividends on or repurchasing our common stock or preferred stock or making any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures, while we have deferred interest thereunder.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the TARP’s CPP, while the TARP Preferred Stock is outstanding, we are prohibited from increasing quarterly cash dividends on our common stock above $0.10 per share, and from making certain repurchases of our common stock, other equity securities and the trust preferred securities without the U.S. Treasury’s consent until the earlier of February 15, 2012 and the date on which shares of the TARP Preferred Stock are redeemed in whole or the U.S. Treasury has transferred all of the TARP Preferred Stock it purchased under the CPP to third parties. Furthermore, as long as the TARP Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to our common stock, other equity securities or the trust preferred securities are prohibited until all accrued and unpaid dividends are paid on the TARP Preferred Stock, subject to certain limited exceptions. In the third quarter of 2009, we suspended the payment of cash dividends on our TARP Preferred Stock. As such, we are unable to pay dividends on our common stock unless these dividends are brought current. These restrictions, together with the potentially dilutive impact of the TARP Warrant, could have a negative effect on the value of our common stock.

The shares of TARP Preferred Stock issued to the U.S. Treasury impact net income available to our common shareholders and earnings per common share, and the TARP Warrant issued to the U.S. Treasury to purchase up to 1,585,748 shares of our voting common stock at an exercise price of $12.77 per share may be dilutive to holders of our common stock.

The dividends declared or accrued and deferred, as well as the accretion on discount on the TARP Preferred Stock issued to the U.S. Treasury, will reduce the net income available to holders of common stock and our earnings per share. The TARP Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of holders of our common stock will be diluted to the extent the TARP Warrant is exercised. Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction.

Because of our participation in the TARP’s CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP CPP, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds an investment in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $0.5 million for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers, including a new chief executive officer.

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

Our asset/liability management strategy may not be able to control our risk from changes in market interest rates and it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. From time to time, we may reposition our investment portfolio to reduce our net interest income volatility. See “Asset/Liability Management and Interest Rate Risk” included in Part II, Item 7 for a further discussion of our sensitivity to interest rate changes.

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

The soundness of our financial condition and ability to continue as a going concern may also affect our competitiveness. Customers may decide not to do business with the bank due to its financial condition and questions as to our ability to continue as a going concern. In addition, we have and continue to face additional regulatory restrictions that our competitors may not be subject to, including reducing our commercial real estate loan portfolio, improving the overall risk profile of the Company and restrictions on the amount of interest we can pay on deposit accounts, which could adversely impact our ability to compete and attract and retain customers.

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

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs. The financial condition of our bank compared to other top Hawaiian financial institutions, as well as our ability to continue as a going concern, may affect our customer’s decisions to keep their deposit accounts with us.

In addition to the Consent Order and the MOU, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the Consent Order and the MOU, we are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations.

There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRB, FDIC and DFI. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, impose fines on us or ultimately cease our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The capital that must be maintained;

•	The kinds of activities that can be engaged in;

•	The kinds and amounts of investments that can be made;

•	The locations of offices;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits.

Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.

The FRB regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Additionally, in June of 2009, the Obama administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. If enacted, the proposals would significantly alter not only how financial firms are regulated but also how they conduct their business. Changes in FRB policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

Failure of legislative and regulatory initiatives to maintain stability in the financial markets could materially and adversely affect us.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the EESA in response to the current crisis in the financial sector. The U.S. Treasury and banking regulators have implemented and are continuing to propose a number of programs under this legislation to address capital and liquidity issues in the banking system, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker dealers, implementation of programs by the FRB to provide liquidity to the commercial paper markets and other matters. Additionally, in June of 2009, the Obama administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. There can be no assurance, however, as to the actual long-term impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability that were experienced through the beginning of 2009. Although the financial markets have begun to stabilize, a failure by the EESA to maintain stabilization in the financial markets and a worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the value of our securities.

Increases in deposit insurance premiums and special FDIC assessments will decrease our future earnings.

In May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment, which was payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the FDIC previously approved. The cost of the special assessment was equal to five basis points of Central Pacific Bank’s total assets minus Tier 1 capital as of June 30, 2009 and resulted in a charge of approximately $2.5 million. On November 12, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however certain financial institutions, including our bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis.

The recent assessment increases and special assessment discussed above, along with any future assessment increases and/or special assessments applicable to the bank, may continue to increase our expenses and adversely impact our earnings.

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain investment securities held within our investment portfolio has become much less liquid over the past two years. This coupled with uncertainty surrounding the credit risk associated with the underlying collateral has caused discrepancies in valuation estimates obtained from third parties. We value some of our investments using cash flow and valuation models which include certain subjective estimates that we believe are reflective of the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairment of these assets that may result in accounting charges that could have a material adverse effect on consolidated financial statements and capital ratios.

If our investment in the FHLB is classified as other-than-temporarily impaired or as permanently impaired, our earnings and shareholders' equity could decrease.

We own common stock of the FHLB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2009 was $48.8 million based on its par value. There is no market for our FHLB common stock.

As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB common stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to the guidance of Accounting Standards Codification (“ASC”) 942-325. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On August 6, 2009, Fitch Ratings downgraded the long-term Issuer Default Ratings of CPF and Central Pacific Bank to ‘CCC’ and ‘B’, respectively, and revised the Rating Outlook for Central Pacific Bank to Negative. On September 30, 2009, Fitch Ratings also downgraded the ratings of our trust preferred securities to “CC” to reflect the deferral of dividend payments on these securities. On November 2, 2009, Fitch Ratings further downgraded the long-term Issuer Default Ratings of Central Pacific Bank to ‘CCC’. These ratings downgrade may contribute to a loss of deposits and further downgrades to us, our affiliates or our securities and could further reduce deposits and result in the loss of relationships.

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

Our bank is currently prohibited from paying dividends because of a $242.1 million deficit in its retained earnings. The bank will not be able to pay any future dividends until it has positive retained earnings. Accordingly, we will not be able to rely upon dividends from the bank for the foreseeable future.

In addition, the ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the FRBSF, the FDIC, the DFI and Hawaii law as further described under “Part I, Item 1.  Supervision and Regulation – Dividends.” As a result of the MOU, cash dividends by the bank to CPF require prior approval from the FDIC and DFI. The regulators have not permitted the bank to pay dividends to CPF since April 2009.

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

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2009. Last year, we submitted to the NYSE on July 16, 2009 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards required by NYSE Rule 303A.12. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for May 24, 2010.

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

We occupy or hold leases for approximately 50 other properties including office space for our remaining branches and residential mortgage lending subsidiary. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. In April 2010, the branch currently located at 1018 Bethel Street in downtown Honolulu will be consolidated into the Main branch at 220 S. King Street and the branch at 1600 Kapiolani Boulevard will be consolidated into the branch at 818 Keeaumoku Street. We have since received regulatory approval for these consolidations. In addition, in California, the commercial loan offices in Pasadena and Roseville will be closed at the end of March 2010. These office closures are part of the Company’s previously announced plan to exit the California market. For additional information relating to lease rental expense and commitments as of December 31, 2009, see Note 19 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data”.

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

On October 22, 2009, Central Pacific Financial Corp. held a special meeting of shareholders at which the shareholders approved (i) an amendment to its restated articles of incorporation to increase the number of authorized shares of common stock from 100 million to 185 million shares, (ii) a second amendment to its restated articles of incorporation to reduce the vote required for future amendments to the restated articles of incorporation from a two-thirds supermajority of the outstanding shares entitled to vote to a simple majority of over 50 percent and (iii) adjourning the special meeting if the company, in its discretion, elected to do so.  We had 28,756,073 shares of common stock outstanding and entitled to vote as of August 20, 2009, the record date for the special meeting.  At the special meeting, 24,787,268 shares of common stock were present in person or represented by proxy.  The following sets forth detailed information regarding the results of the voting at the special meeting:

Proposal	Votes For	Votes Against/Withheld	Abstentions
Proposal 1: Increase the authorized number of common stock from 100 million to 185 million shares	21,427,599	2,901,357	458,312
Proposal 2: Reduce the two-thirds majority to a majority for amendments to the restated articles of incorporation	21,660,548	2,894,938	231,782
Proposal 3: Adjourn the meeting	20,183,851	4,117,538	485,879

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2004 and ending December 31, 2009. The graph assumes the investment of $100 on December 31, 2004.

Indexed Total Annual Return
(as of December 31, 2009)
The following table sets forth information on the range of high and low sales prices of our common stock, as reported by the NYSE, for each full quarterly period within 2009 and 2008:

	Year Ended December 31,
	2009		2008
	High	Low	High	Low

First quarter	$10.22	$3.50	$21.92	$14.09
Second quarter	9.97	3.68	20.32	10.33
Third quarter	3.91	1.75	22.40	7.10
Fourth quarter	2.70	0.79	19.45	8.91

As of March 1, 2010, there were 4,438 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors. On January 28, 2009, CPF’s Board of Directors suspended the payment of cash dividends to preserve capital during these challenging economic times. Accordingly, no cash dividends were declared on our common shares in 2009. Dividends declared per common share for the first through fourth quarters of 2008 were $0.25, $0.25, $0.10 and $0.10, respectively.

As a result of the MOU effective April 1, 2009 and due to the terms of the TARP Preferred Stock, our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, the DFI and the U.S. Treasury and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. Central Pacific Bank, in addition to obtaining approval from the FDIC and DFI, is not permitted under Hawaii law to pay dividends except out of retained earnings. Given that the bank had an accumulated deficit of approximately $242.1 million at December 31, 2009, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank or the Company will be paying cash dividends in the foreseeable future.

See “Part I, Item 1. Business – Supervision and Regulation – Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our election to defer payments on our TARP Preferred Stock and trust preferred securities, see Notes 2 and 15 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Recent Sale of Unregistered Securities

On January 9, 2009 (the “Closing Date”), CPF sold to the U.S. Treasury (1) 135,000 shares of TARP Preferred Stock, liquidation preference of $1,000 per share, and (2) the TARP Warrant to purchase up to 1,585,748 shares of the Company’s voting common stock, no par value, at an exercise price of $12.77 per share, for an aggregate purchase price of $135 million in cash.

The securities were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the TARP Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, if, as and when declared by our Board of Directors out of funds legally available. The TARP Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Central Pacific Financial Corp. Subject to the approval of the FRB, shares of the TARP Preferred Stock are redeemable at our option at 100% of their liquidation preference, provided, however, that the shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) we have raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined below) in excess of $33,750,000 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. For purposes of the foregoing, “Qualified Equity Offering” is defined as the sale and issuance for cash by Central Pacific Financial Corp. to persons other than itself or any of its subsidiaries after the Closing Date of shares of perpetual preferred stock, common stock or any combination of such stock, that, in each case, qualify as and may be included in Tier I capital of the company at the time of issuance under the applicable risk-based capital guidelines of the FRB (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

The Securities Purchase Agreement—Standard Terms incorporated by reference therein) (the “Purchase Agreement”) pursuant to which the TARP Preferred Stock and the TARP Warrant were sold contains limitations on the payment of dividends on the common stock (including with respect to the payment of cash dividends in excess of our then current quarterly cash dividend of $0.10 per share) and on our ability to repurchase our common stock, and subjects us to certain of the executive compensation limitations included in the EESA. As a condition to the closing of the transaction, each of Messrs. Ronald K. Migita, Blenn A. Fujimoto, Curtis W. Chinn, Dean K. Hirata and Denis K. Isono, the company’s “Senior Executive Officers” as defined in the Purchase Agreement, (i) executed a waiver voluntarily waiving any claim against the U.S. Treasury or our company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP CCP as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the U.S. Treasury holds any equity or debt securities of the company acquired through the TARP CCP; and (ii) entered into a letter agreement with the company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the U.S. Treasury owns any debt or equity securities of the company acquired pursuant to the Purchase Agreement or the TARP Warrant, as necessary to comply with Section 111(b) of the EESA.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the fourth quarter of 2009.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2009. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total interest income	$242,237	$303,952	$349,877	$320,381	$263,250
Total interest expense	67,715	101,997	137,979	109,532	66,577
Net interest income	174,522	201,955	211,898	210,849	196,673
Provision for loan and lease losses	348,801	171,668	53,001	1,350	3,917
Net interest income (loss) after provision for loan and lease losses	(174,279)	30,287	158,897	209,499	192,756
Other operating income	57,413	54,808	45,804	43,156	41,002
Goodwill impairment	50,000	94,279	48,000	-	-
Other operating expense (excluding goodwill impairment)	166,876	178,543	128,556	132,163	124,772
Income (loss) before income taxes	(333,742)	(187,727)	28,145	120,492	108,986
Income taxes (benefit)	(19,995)	(49,313)	22,339	41,312	36,527
Net income (loss)	(313,747)	(138,414)	5,806	79,180	72,459

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$400,470	$475	$241	$5,933	$9,813
Investment securities (1)	924,359	751,297	881,254	898,358	925,285
Loans and leases	3,041,980	4,030,266	4,141,705	3,846,004	3,552,749
Allowance for loan and lease losses	205,279	119,878	92,049	52,280	52,936
Goodwill	102,689	152,689	244,702	298,996	303,358
Other intangible assets	45,390	39,783	39,972	43,538	47,615
Total assets	4,869,522	5,432,361	5,680,386	5,487,192	5,239,139
Core deposits (2)	2,951,119	2,805,347	2,833,317	2,860,926	2,814,435
Total deposits	3,568,916	3,911,566	4,002,719	3,844,483	3,642,244
Long-term debt	657,874	649,257	916,019	740,189	749,258
Total shareholders' equity	335,963	526,291	674,403	738,139	676,234

Per Share Data:
Basic earnings (loss) per share	$(11.03)	$(4.83)	$0.19	$2.60	$2.42
Diluted earnings (loss) per share	(11.03)	(4.83)	0.19	2.57	2.38
Cash dividends declared	-	0.70	0.98	0.88	0.73
Book value	6.82	18.32	23.45	24.04	22.22
Diluted weighted average shares outstanding (in thousands)	29,170	28,669	30,406	30,827	30,487

Financial Ratios:
Return (loss) on average assets	(5.87)%	(2.45)%	0.10%	1.50%	1.48%
Return (loss) on average shareholders' equity	(54.99)	(23.07)	0.77	11.16	11.16
Net income (loss) to average tangible shareholders' equity	(77.60)	(37.00)	1.35	21.01	22.88
Average shareholders' equity to average assets	10.67	10.61	13.58	13.45	13.29
Efficiency ratio (3)	63.52	53.93	47.80	49.67	49.59
Net interest margin (4)	3.62	4.02	4.33	4.55	4.63
Net loan charge-offs to average loans	7.03	3.42	0.33	0.05	0.05
Nonaccrual loans to total loans and leases and loans held for sale (5)	15.13	3.26	1.48	0.23	0.35
Allowance for loan and lease losses to total loans and leases	6.75	2.97	2.22	1.36	1.49
Allowance for loan and lease losses to nonaccrual loans (5)	43.41	90.43	149.57	583.61	421.77
Dividend payout ratio	N/A	N/A	515.79	33.85	30.17

(1) Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(2) Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.
(3) Efficiency ratio is derived by dividing other operating expense excluding amortization, impairment and write-down of intangible assets, goodwill, loans held for sale and foreclosed property, loss on investment transaction and loss on sale of commercial real estate loans by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions). See Item 7 –
Management's Discussion and Analysis of Financial Condition and Results of Operations – Table 5. Reconciliation to Efficiency Ratio.
(4) Computed on a taxable equivalent basis using an assumed income tax rate of 35%.
(5) Nonaccrual loans include loans held for sale.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

•	Provision for loan and lease losses of $348.8 million, $171.7 million and $53.0 million in 2009, 2008 and 2007, respectively;
•	Goodwill impairment charges of $50.0 million, $94.3 million and $48.0 million in 2009, 2008 and 2007, respectively;
•	Write down of assets of $5.0 million and $23.8 million in 2009 and 2008, respectively;
•	Valuation allowance against net deferred tax assets (“DTAs”) of $104.6 million in 2009;
•	Mortgage servicing rights impairment charge of $3.4 million in 2008;
•	Loss on counterparty financing agreement of $2.8 million in 2008;
•	Gain on ineffective portion of derivative of $3.4 million and $2.1 million in 2009 and 2008, respectively;
•	Tax contingency settlement benefits of $2.3 million in 2009 and a charge of $2.4 million in 2007;
•	Income tax benefit of $2.0 million related to true up adjustments recognized in 2007;
•	Stock option expense of $0.4 million, $2.1 million, $2.9 million and $3.5 million recognized in 2009, 2008, 2007 and 2006, respectively;
•	Executive retirement expenses of $2.4 million and $2.1 million incurred in 2008 and 2006, respectively;
•	Income tax charges of $1.2 million for income tax liability adjustments in 2006; and
•	Nonrecurring integration, severance and merger-related expenses of $5.5 million in 2005.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii.

Our products and services consist of the following:

•
Loans: Our loans consist of residential, commercial, commercial mortgage, and construction loans to small and medium-sized companies, business professionals and real estate developers. Our lending activities contribute to a key component of our revenues—interest income.

•
Deposits: We strive to provide exceptional customer service and products that meet our customers’ needs, like our Free Plus Checking, as well as our Exceptional Checking & Savings and Super Savings accounts. We also maintain a broad branch and ATM network in the state of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in the forward-looking statements. Important factors that could, among others, cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed above under “Part 1. Forward-Looking Statements and Factors that Could Affect Future Results” and “Part I, Item 1A. Risk Factors—Factors that May Affect our Business”.

Executive Overview

Fiscal 2009 was the most challenging year in our Company’s history. Our past strategy of growing our commercial real estate and construction loan portfolios resulted in, and continues to result in, substantial credit losses and has significantly weakened our financial condition. Our previous focus on these higher yielding assets allowed us to realize greater returns in years when the economy was performing well. However, because there are inherent risks associated with this type of lending, our credit risk profile was significantly higher than other financial institutions with more balanced asset mixes. As a result, the downturn in the national and local economies, and specifically the deterioration in the commercial real estate sector, had a significantly more adverse impact on our operating results than many other banks across the nation.

During 2009, we reported a net loss of $313.7 million, primarily due to high levels of non-performing assets requiring sizable loan loss provisions. Our land acquisition, development, construction, and commercial real estate portfolios have shown particular weakness. While the deterioration in our asset quality started with our mainland loan portfolio during the second half of 2007, our Hawaii portfolio has also suffered significant losses and credit weakness over the past several quarters.

Adding to our challenges were the MOUs entered into with the FRBSF, FDIC and DFI and the Consent Order with the FDIC and DFI, all of which resulted in additional regulatory supervision of our operations and financial condition.

Despite the challenges we encountered during 2009, we continued to support small businesses and home ownership in Hawaii. We ended 2009 with more Small Business Administration loans than all major Hawaii banks combined. We also originated approximately $1.9 billion in residential mortgage loans, representing an increase of 24.3% over the prior year.

We are immediately commencing implementation of a recovery plan designed to improve the Company’s financial health and capital ratios by downsizing the bank and focusing on our core businesses and traditional markets in Hawaii. The bank’s Board determined that the implementation of this recovery plan while continuing to seek new capital is in the best interest of our stakeholders. See “—Capital Resources” below and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for further information regarding the recovery plan.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part II, Item 8. Financial Statements and Supplementary Data.” The consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are under the Consent Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least minimums of 10% and 12%, respectively, by March 31, 2010. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including regulatory take-over. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed under “—Capital Resources” below and in Note 2 to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Environment

The global and U.S. economies have begun to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Emerging market economies have rebounded at a faster pace than developed economies with the U.S. economy finally posting a positive gain in gross domestic product in the third quarter of 2009.

Signs of stabilization of the financial markets and growth in the U.S. economy during the third quarter of 2009 were the result of various initiatives of the U.S. government. Initiatives such as the EESA and ARRA have thus far helped the financial markets and U.S. economy. Additionally, the FRB announced a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. Additionally, the FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in 2008 and has kept these rates at those levels throughout 2009. There is some uncertainty as to how the financial markets and U.S. economy will react once the U.S. government begins to exit the private market or if the FRB begins to tighten its monetary policy.

The majority of our operations are concentrated in the state of Hawaii, and to a lesser extent, in California and a few western states. On December 9, 2009, we announced plans to exit the West Coast market and wind down our California loan operations. Our business performance is influenced by conditions in the banking industry, macro economic conditions and the real estate market in Hawaii and California. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by declining gross state product, high unemployment and declining personal income.

General economic conditions in Hawaii continued to decline throughout 2009. Tourism remains Hawaii’s most significant economic driver and according to the Hawaii Tourism Authority (“HTA”), 6.5 million visitors visited the state in 2009. This was a decrease of 4.5% from the number of visitor arrivals in 2008. The HTA also reported that total spending by air visitors declined to $9.9 billion in 2009, a decrease of $1.3 billion, or 11.7%, from 2008. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals are expected to post a modest gain of 2.0% in 2010, with visitor spending remaining flat. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate was 6.9% in December 2009, compared to 5.5% in December 2008. Despite the increase, Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 10.0%.  DBEDT projects real personal income to remain flat in 2010 and real gross state product to grow by a modest 0.8% in 2010.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume dropped 5.7% for single-family homes and 11.8% for condominiums in 2009 from 2008. Median sales prices in 2009 for single-family homes and condominiums on Oahu were $575,000 and $302,000, respectively, representing declines of 7.9% and 7.1% from the prior year. Expectations from local real estate experts and economists are for the Hawaii real estate market to recover in late 2010. However, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure and operate as a smaller bank, we have taken and will continue to take, steps to reduce our commercial real estate and construction loan portfolios. We ceased commercial real estate lending on the mainland in April 2008, limited commercial real estate lending in Hawaii starting in January of 2009 and have not made any new construction loans in Hawaii since June 2009. In addition, as part of the recovery plan, we are significantly reducing our lending activities in commercial real estate loans and management has sold, and continues to sell, real estate dependent assets both in Hawaii and on the mainland. See “—Liquidity” for further details regarding executed loan sales.

Additional impediments for the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2010 and 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past, to cover budgeted shortfalls.

California’s economy continued to bear the brunt of one of the worst recessions since the Great Depression. In 2009, monthly job losses grew at an alarming rate, credit was scarce and real estate values continued to fall. Consumer and business spending, the core of California’s economy, also decreased in 2009. The outlook for the California economy calls for modest growth in 2010 followed by moderate growth in 2011 and good growth in 2012. The California Association of Realtors (“CAR”) reported that December 2009 unit home sales increased by 1.7% and the median price increased by 8.4% from year ago levels primarily driven by increased sales of distressed properties, historically low interest rates and incentives for home buyers. CAR forecasts California’s median sales price to fluctuate around the $300,000 level throughout the first quarter of 2010, however, uncertainty persists as to how the real estate market will fare once the U.S. government begins to reduce its influence on the real estate market. According to the California Department of Finance, average personal income is projected to have decreased by 2.2% in 2009 from 2008 and projections for 2010 call for an increase of 2.7% from 2009. Labor markets within the state remained weak in 2009 as California’s seasonally adjusted unemployment rate in December 2009 increased to 12.4% from 9.3% in the prior year and continues to be well above the national unemployment rate of 10.0%. California state government’s budget crisis is more severe than Hawaii’s. Having already issued IOUs once before to preserve cash, California’s government faces a $20 billion shortfall and is looking at further cuts in wages, furloughs and government programs.

As we have seen over the past few years, our operating results are significantly impacted by the economy in Hawaii and California and the higher risk nature of our loan portfolio. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to do not improve or continue to deteriorate, our results of operations would be negatively impacted. See “—Overview of Results of Operations—Concentrations of Credit Risk” for a further discussion on how the deteriorating real estate market, combined with the elevated concentration risk within our portfolio, has and will continue to have, a significant negative impact on our asset quality and credit losses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires that management make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made. Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented. Management has discussed the development and selection of the critical accounting estimates noted below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs.

For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential and commercial construction markets in particular. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated, which includes amounts for imprecision and uncertainty. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level.

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

In 2009, we recorded significant increases to our Allowance as the general economic conditions and real estate markets in which we operate continued to deteriorate. General predictions of the economic conditions in the markets we are exposed to indicate that further deterioration in the Hawaii or California real estate markets are probable, which would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance; any of which would require an increase in our Provision. We are unable to accurately predict future changes in the real estate market.

Additionally, when establishing our ALLL, management made certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy continued to deteriorate and real estate values declined, we found that many of the assumptions and judgments that we made needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses. Because of this and the overall volatility and uncertainty in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines as a result of their continued exposure to the real estate markets and other financial stresses.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, a range of loss estimates could reasonably have been used to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. Such agencies may require that we recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Under the Consent Order, the bank was required to immediately charge off or collect all assets classified as “loss” and one-half the assets classified as “doubtful” in the bank’s August 2009 examination report and the bank must maintain an adequate Allowance at all times. Accordingly, actual results could differ from those estimates.

To estimate the possible range of the Allowance required at December 31, 2009, and the related change in provision expense, we made assumptions regarding estimated loss rates under reasonably possible scenarios. Changes in the estimate of the Allowance and related Provision could materially affect our operating results. The determination of the Allowance requires us to make forecasts of losses that are highly uncertain and involves a high degree of judgment. Given the credit risk still present in our portfolio and our expectation of continued weakness in the commercial real estate market, we expect credit costs to remain elevated through 2010.

Loans Held for Sale

Loans held for sale consists of Hawaii residential mortgage loans, as well as Hawaii and mainland construction and commercial real estate loans. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while the Hawaii and mainland construction and commercial real estate loans are recorded at the lower of cost or fair value on an individual basis.

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

Goodwill and Other Intangible Assets

We review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Goodwill attributable to each of our reporting units is tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilize a discounted cash flow methodology for our Commercial Real Estate reporting unit and versions of the guideline company, guideline transaction and discounted cash flow methodologies for our Hawaii Market reporting unit. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we perform our goodwill impairment test during the fourth quarter of each fiscal year.

In the third quarter of 2009, we experienced a significant decline in our market capitalization which we determined was an indicator that an impairment test was required. As a result of our third quarter impairment test, we determined that goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $50.0 million. The reconciliation of the fair value estimates of our reporting units to our total market capitalization in the third quarter of 2009 included an implied control premium of 5.3%. In the fourth quarter of 2009, we experienced a further decline in our market capitalization which we again determined to be an indicator that an impairment test was required. As a result of the impairment test performed, we determined that our goodwill was not impaired. The reconciliation of the fair value estimates of our reporting units to our total market capitalization in the fourth quarter of 2009 included an implied control premium of 2.2%. We considered recent trends in our market capitalization and compared the implied control premiums as of September 30, 2009 and December 31, 2009 to observable transaction premiums for other financial institutions from publicly available data sources and concluded that they were reasonable at each period end. All remaining goodwill at December 31, 2009 is attributable to our Hawaii Market reporting unit.

Our impairment assessment of goodwill and other intangible assets involves, among other valuation methods, the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Estimating future cash flows and determining fair values of the reporting units is subject to judgments and often involves the use of significant estimates and assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors we use to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, including, but not limited to, changes in other reporting units or operating segments, future operating results could be materially impacted. However, focusing solely on the discounted cash flow method as of our most recent review during the fourth quarter of fiscal 2009, if forecasted net operating profit before tax for the Hawaii Market reporting unit was decreased by 6.0%, the estimated fair value of our Hawaii Market reporting unit utilizing that method would have continued to exceed its respective carrying value. Alternatively, based on the same information and valuation method, if we had concluded that it was appropriate to increase the discount rate we used to estimate the fair value of the Hawaii Market reporting unit by 100 basis points, its fair value would have continued to exceed its carrying value.

Because there is substantial doubt about our ability to continue as a going concern, there is a high likelihood that the remaining balance of our goodwill may be impaired as of March 31, 2010. In addition to our ability to continue as a going concern, further declines in our stock price and other factors such as the performance of our Hawaii Market reporting unit will also need to be considered in our evaluation of goodwill during the first quarter of 2010.

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings. In 2009, we established a valuation allowance against our net DTAs. See “— Overview of Results of Operations — Income Taxes” below.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data”. In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2009, we used a weighted-average discount rate of 5.9% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2009 and the amount of pension expense to be recorded in 2010. At December 31, 2008, a weighted-average discount rate of 6.6% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2008 and the amount of pension expense recorded in 2009. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would have reduced pension expense in 2009, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2010 pension expense by less than $0.1 million and year-end 2009 pension liability by $0.8 million, while a 0.25% change in the asset return rate would impact 2010 pension expense by less than $0.1 million.

Overview of Results of Operations

2009 vs. 2008 Comparison

In 2009, we recognized a net loss of $313.7 million, or $11.03 per diluted common share, compared to a net loss of $138.4 million, or $4.83 per diluted common share, in 2008. Credit costs, which includes the provision for loan and lease losses, write-downs of loans classified as held for sale, write-downs of foreclosed property and the yearly change in the reserve for unfunded loan commitments, increased by $162.6 million, or 80.8%, in 2009 over credit costs recognized in the prior year. Our operating results were also negatively impacted by a $50.0 million non-cash goodwill impairment charge and the establishment of a $104.6 million valuation allowance against our net DTAs. Our net loss on average assets and average shareholders’ equity for 2009 was 5.87% and 54.99%, respectively, compared to 2.45% and 23.07%, respectively, in 2008.

2008 vs. 2007 Comparison

In 2008, we recognized a net loss of $138.4 million, compared to net income of $5.8 million in 2007. The net loss recognized in 2008 was primarily driven by an increase in credit costs and the write off of the remaining goodwill assigned to our Commercial Real Estate reporting segment as continued weakness in the California residential construction market persisted throughout the year. Credit costs in 2008, increased by $144.3 million, or 244.4%, over credit costs recognized in 2007. The net loss recognized in 2008 was also impacted by a non-cash mortgage servicing rights impairment charge totaling $3.4 million and a $2.8 million net loss on a counterparty financing transaction with Lehman Brothers, Inc. (“LBI”).

Our diluted loss per share was $4.83 for 2008, compared to diluted earnings per share of $0.19 in 2007. We declared cash dividends of $0.70 per common share in 2008, representing a decrease of $0.28, or 28.6%, from the prior year. Loss on average assets and average shareholders’ equity for 2008 was 2.45% and 23.07%, respectively, compared to a return on average assets and average shareholders’ equity of 0.10% and 0.77%, respectively, in 2007. Our efficiency ratio was 53.93% in 2008, compared to 47.80% in 2007. See “—Table 5. Reconciliation to Efficiency Ratio” for a reconciliation of our efficiency ratio.

Net Interest Income

The following table sets forth information concerning average interest earning assets and interest-bearing liabilities and the yields and rates thereon. Table 2 presents an analysis of changes in components of net interest income between years. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, are expressed on a taxable equivalent basis using an assumed income tax rate of 35%.

Table 1.   Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2009			2008			2007
	Average	Average	Amount	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$126,200	0.18%	$233	$1,500	0.78%	$12	$3,358	5.08%	$170
Federal funds sold & securities purchased
under agreements to resell	7,144	0.13	9	4,532	1.83	83	6,065	5.04	306
Taxable investment securities (1)	851,298	4.28	36,402	692,610	5.03	34,837	733,105	4.77	34,968
Tax-exempt investment securities (1)	102,462	6.04	6,185	143,988	5.74	8,266	153,459	5.43	8,338
Loans and leases, net of unearned income (2)	3,745,964	5.38	201,573	4,209,045	6.25	263,183	4,021,094	7.68	308,720
Federal Home Loan Bank stock	48,797	-	-	48,797	0.95	464	48,797	0.60	293
Total interest earning assets	4,881,865	5.01	244,402	5,100,472	6.02	306,845	4,965,878	7.10	352,795
Nonearning assets	466,093			552,937			597,237
Total assets	$5,347,958			$5,653,409			$5,563,115

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$544,910	0.25%	$1,351	$463,776	0.19%	$860	$440,537	0.13%	$556
Savings and money market deposits	1,319,228	0.90	11,928	1,094,690	1.14	12,528	1,206,392	1.99	23,950
Time deposits under $100,000	631,482	2.45	15,446	639,794	2.91	18,618	612,793	3.83	23,450
Time deposits $100,000 and over	800,303	1.73	13,821	1,023,852	2.96	30,299	1,018,123	4.52	46,017
Short-term borrowings	187,720	0.29	548	292,466	2.24	6,563	30,640	5.28	1,616
Long-term debt	616,763	3.99	24,621	865,717	3.83	33,129	816,591	5.19	42,390
Total interest-bearing liabilities	4,100,406	1.65	67,715	4,380,295	2.33	101,997	4,125,076	3.34	137,979
Noninterest-bearing deposits	594,888			592,697			594,361
Other liabilities	72,083			70,496			78,285
Total liabilities	4,767,377			5,043,488			4,797,722
Shareholders' equity	570,544			599,861			755,310
Non-controlling interests	10,037			10,060			10,083
Total equity	580,581			609,921			765,393
Total liabilities and equity	$5,347,958			$5,653,409			$5,563,115

Net interest income			$176,687			$204,848			$214,816

Net interest margin		3.62%			4.02%			4.33%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2.  Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$973	$(752)	$221	$(94)	$(64)	$(158)
Federal funds sold	48	(122)	(74)	(77)	(146)	(223)
Taxable investment securities	7,982	(6,417)	1,565	(1,932)	1,801	(131)
Tax-exempt investment securities	(2,384)	303	(2,081)	(514)	442	(72)
Loans and leases, net of unearned income	(28,943)	(32,667)	(61,610)	14,435	(59,972)	(45,537)
Federal Home Loan Bank stock	-	(464)	(464)	-	171	171
Total interest earning assets	(22,324)	(40,119)	(62,443)	11,818	(57,768)	(45,950)

Interest-bearing liabilities
Interest-bearing demand deposits	154	337	491	30	274	304
Savings and money market deposits	2,560	(3,160)	(600)	(2,223)	(9,199)	(11,422)
Time deposits under $100,000	(242)	(2,930)	(3,172)	1,034	(5,866)	(4,832)
Time deposits $100,000 and over	(6,617)	(9,861)	(16,478)	259	(15,977)	(15,718)
Short-term borrowings	(2,346)	(3,669)	(6,015)	13,824	(8,877)	4,947
Long-term debt	(9,535)	1,027	(8,508)	2,550	(11,811)	(9,261)
Total interest-bearing liabilities	(16,026)	(18,256)	(34,282)	15,474	(51,456)	(35,982)

Net interest income	$(6,298)	$(21,863)	$(28,161)	$(3,656)	$(6,312)	$(9,968)

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $176.7 million in 2009, decreasing by $28.2 million, or 13.7%, from $204.8 million in 2008, which decreased by $10.0 million, or 4.6%, from net interest income of $214.8 million recognized in 2007. The decrease in net interest income for 2009 was the result of lower loan yields reflective of the declining interest rate environment as the 101 bp decrease in average yields earned on our interest earning assets outpaced the 68 bp decrease in average rates paid on our interest-bearing liabilities. Net interest income was also negatively impacted by the rise in our loans placed on nonaccrual status during 2009.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 82.5%, 85.8%, and 87.5% of interest income in 2009, 2008 and 2007, respectively, as well as interest earned on investment securities, which represented 17.4%, 14.0% and 12.3% of interest income, respectively. Interest income expressed on a taxable-equivalent basis of $244.4 million in 2009 decreased by $62.4 million, or 20.4%, from the $306.8 million earned in 2008, which decreased by $46.0 million, or 13.0%, from the $352.8 million earned in 2007.

As depicted in Table 2, the decrease in interest income in 2009 from the prior year was due primarily to decreases in average loan yields and average loan and lease balances, as well as our planned efforts to improve balance sheet liquidity by maintaining higher balances in lower yielding cash equivalent accounts. The 87 bp decrease in average loan yields in 2009 contributed to $32.7 million of the current year reduction in interest income, while the $463.1 million decrease in average loan and lease balances contributed to $28.9 million of the current year reduction. As the FRB kept the federal funds benchmark rate to a range of zero to 0.25% for all of 2009, loan repricings were negatively impacted. The drop in average loan and lease balances were impacted by the sale of approximately $278.2 million in loans that were originated for investment as we sought to reduce our credit risk exposure, as well as $265.7 million in loan charge-offs that occurred in 2009. We anticipate that interest income will decrease further in 2010 as we continue our efforts to systematically reduce our loan portfolio in connection with the implementation of our recovery plan.

As depicted in Table 2, the drop in interest income in 2008 from 2007 was largely due to the decrease in average yields on our loan balances, which declined by 143 bp from the prior year. The decline in interest income due to rate changes is reflective of the declining interest rate environment that existed in 2008. The decrease was also negatively impacted by the reversal of approximately $4.0 million in interest related to certain nonaccrual loans. Partially offsetting these decreases was the $188.0 million increase in average loan and lease balances in 2008, which increased interest income by $14.4 million during the period.

Interest Expense

In 2009, interest expense (expressed on a taxable-equivalent basis) of $67.7 million decreased by $34.3 million, or 33.6%, compared to $102.0 million in 2008, which decreased by $36.0 million, or 26.1%, compared to $138.0 million in 2007.

Declines in average rates paid on interest-bearing liabilities were reflective of the FRB’s notably low interest rate policy that existed throughout 2009 and contributed to the overall reduction in interest expense during the period. The average rate paid on interest-bearing liabilities decreased by 68 bp to 1.65% for 2009, compared to 2.33% in 2008. Decreases in average rates paid on time deposits $100,000 and over of 123 bp, short-term borrowings of 195 bp, savings and money market deposits of 24 bp and time deposits under $100,000 of 46 bp were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of long-term debt of $249.0 million, time deposits $100,000 and over of $223.5 million and short-term borrowings of $104.7 million also contributed to the reduction of interest expense in 2009.

In 2008, declines in average rates paid on interest-bearing liabilities, reflective of the decreasing interest rate environment experienced during the period, contributed to the overall reduction in interest expense in 2008. The average rate paid on interest-bearing liabilities decreased by 101 bp to 2.33% for 2008, compared to 3.34% in 2007. Decreases in average rates paid on time deposits $100,000 and over of 156 basis points, long-term debt of 136 basis points, savings and money market deposits of 85 basis points and short-term borrowings of 304 basis points were primary drivers to the overall decrease in interest expense. Partially offsetting the effects of the decrease in average rates was the increase in total interest-bearing liabilities, which increased by $255.2 million, or 6.2%, over the prior year as we sought to capitalize on attractive short-term borrowing rates that were available in 2008.

Net Interest Margin

Our net interest margin was 3.62%, 4.02% and 4.33% in 2009, 2008 and 2007, respectively. The decline in our net interest margin in both 2009 and 2008 can be attributed to the differences in timing of rate movements in our interest earning assets and interest-bearing liabilities. As described above, the downward repricing of our variable rate loan portfolio, higher nonaccrual loan balances and an increased emphasis on improving our balance sheet liquidity resulted in an overall decrease in yields on our interest earning assets, which outpaced deposit repricings.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3.  Components of Other Operating Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Service charges on deposit accounts	$15,458	$14,738	$14,167
Other service charges and fees	14,187	14,062	13,178
Net gain on sales of residential loans	13,582	7,717	5,389
Income from bank-owned life insurance	5,249	4,876	5,821
Income from fiduciary activities	3,759	3,921	3,566
Loan placement fees	982	814	1,079
Equity in earnings of unconsolidated subsidiaries	759	561	703
Fees on foreign exchange	584	665	721
Investment securities gains (losses)	(74)	265	(1,715)
Other than temporary impairment on securities
(net of $5,158 recognized in OCI for 2009)	(2,565)	-	-
Other	5,492	7,189	2,895
Total other operating income	$57,413	$54,808	$45,804

Total other operating income as a percentage of average assets	1.07%	0.97%	0.82%

Total other operating income of $57.4 million in 2009 increased by $2.6 million, or 4.8%, over the $54.8 million earned in 2008, which increased by $9.0 million, or 19.7%, over the $45.8 million earned in 2007.

In 2009, our wholly-owned residential mortgage subsidiary, CPHL, experienced a significant rise in refinancing and loan origination activity resulting in a considerable increase in net gain on sales of residential loans of $5.9 million, or 76.0%, over the prior year. As mortgage rates remained near historical lows throughout 2009, coupled with the U.S. government’s First Time Homebuyer Tax Credit, CPHL was able to increase its loan production volume by 24.3% in 2009. The growth experienced by CPHL over the past several years has enabled the Company to grow its market position in the residential mortgage market in Hawaii. Other operating income in 2009 also included a $3.6 million gain related to the sale of a parcel of land in 2009, lower unrealized gains on outstanding interest rate locks of $6.0 million and an other than temporary impairment (“OTTI”) charge on three non-agency collateralized mortgage obligations totaling $2.6 million. The OTTI charge resulted from our assessment that a portion of the principal and interest payments due on these securities may not be collected as a result of credit weakness in the underlying collateral.

Other income increased by $4.3 million, or 148.3%, in 2008 when compared to 2007, primarily due to higher unrealized gains on outstanding interest rate locks on residential mortgage loans totaling $2.2 million and a gain related to the ineffective portion of a cash flow hedge totaling $2.0 million. Net gain on sales of residential loans increased by $2.3 million, or 43.2%, from the prior year as CPHL experienced growth in both loan originations and refinancing activity in 2008. Investment securities gains (losses) increased by $2.0 million over the prior year primarily due to a $1.7 million loss recognized in 2007 on the repositioning of our investment portfolio as we sought to reduce net interest income volatility.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4.  Components of Other Operating Expense

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Salaries and employee benefits	$66,346	$67,019	$62,562
Legal and professional services	13,989	12,138	9,137
Net occupancy	13,415	12,764	10,408
Foreclosed asset expense	8,651	7,360	-
Amortization and impairment of other intangible assets	6,123	8,412	4,992
Equipment	6,081	5,722	5,228
Write down of assets	4,963	23,796	-
Communication expense	4,317	4,484	4,266
Computer software expense	3,428	3,446	3,360
Advertising expense	3,266	3,358	2,582
Loss on sale of commercial real estate loans	-	1,874	-
Other	36,297	28,170	26,021
Total other operating expense (excluding goodwill impairment)	166,876	178,543	128,556
Goodwill impairment	50,000	94,279	48,000
Total other operating expense	$216,876	$272,822	$176,556

Total other operating expense as a percentage of average assets	4.06%	4.83%	3.17%

Total other operating expense of $216.9 million in 2009 decreased by $55.9 million, or 20.5%, from total operating expense of $272.8 million in 2008, which increased by $96.3 million, or 54.5%, compared to 2007. Excluding goodwill impairment charges, total other operating expense as a percentage of average assets was 3.12%, 3.16% and 2.31% in 2009, 2008 and 2007, respectively.

The reduction in total operating expense in 2009 was the result of lower goodwill impairment and write down of assets charges, partially offset by an increase in FDIC insurance of $8.9 million and an increase in reserve for unfunded commitments of $3.2 million over the prior year. Given the uncertainty surrounding our ability to comply with the terms of the Consent Order, there is a high likelihood that the remaining balance of our goodwill may be impaired as of March 31, 2010. The increase in FDIC insurance expense during 2009 was attributable to higher insurance rates, as well as a special assessment charge imposed on all FDIC-insured institutions. The special assessment charge amounted to $2.5 million, or five basis points of the bank’s total assets minus Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay their estimated quarterly risk-based assessments on December 30, 2009 for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however, certain financial institutions, including our bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis. We expect FDIC insurance expense to remain elevated for the foreseeable future.

Included in other operating expenses for 2008 were $23.8 million of asset write downs and $7.4 million of foreclosed asset expense as the decline in the California real estate market continued to have an adverse effect on our asset quality. Other operating expenses in 2008 also included a $3.4 million non-cash mortgage servicing rights impairment charge as delinquency rate assumptions increased and prepayment speed assumptions accelerated driven by the surge in refinance activity as mortgage rates declined significantly during the latter part of 2008. The increase in salaries and employee benefits in 2008 was primarily attributable to $2.4 million of executive retirement expenses incurred during the year as well as an increase of $1.1 million in incentive compensation. In 2008, we also recognized a loss of $2.8 million resulting from a counterparty repurchase transaction with LBI.

A key measure of operating efficiency tracked by management is the efficiency ratio. The efficiency ratio, as used by management, differs from comparable measures calculated and presented in accordance with GAAP in that it excludes unusual or non-recurring charges, losses, credits or gains.  Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors.  Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies.  Our efficiency ratio was 63.52% in 2009, compared to 53.93% in 2008 and 47.80% in 2007. The increase in our efficiency ratio was primarily driven by the aforementioned decrease in net interest income, as well as the increase in operating expenses (excluding goodwill impairment and write down of assets charges) as described above.

The following table sets forth a reconciliation of total operating expenses as a percentage of net operating revenue to our efficiency ratio for each of the dates indicated:

Table 5. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2009	2008	2007

Total operating expenses as a percentage of net operating revenue	91.61%	105.18%	67.30%
Goodwill impairment	(21.12)	(36.35)	(18.30)
Amortization and impairment of other intangible assets	(1.21)	(1.07)	(1.20)
Foreclosed asset expense	(3.65)	(2.84)	-
Loss on commercial real estate loans	-	(0.72)	-
Write down of assets	(2.11)	(9.17)	-
Loss on counterparty financing transaction	-	(1.10)	-
Efficiency ratio	63.52%	53.93%	47.80%

Income Taxes

Income tax benefit totaled $20.0 million in 2009, compared to $49.3 million in 2008 and income tax expense of $22.3 million in 2007.

In 2009, we recorded a valuation allowance of $104.6 million against our net DTAs. Of the total valuation allowance, $101.8 million was recognized as a non-cash charge to income tax expense, while the remaining $2.8 million was charged against accumulated other comprehensive income (loss) (“AOCI”). The establishment of the valuation allowance against our DTAs was primarily based upon the Company’s recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to the Company and trends in income/loss of the Company’s earnings.

Our effective tax rate was 6.0% in 2009, 26.3% in 2008 and 79.4% in 2007. The change in the 2009 effective tax rate from the preceding year was primarily attributable to the establishment of the previously mentioned valuation allowance against our net DTAs and was partially offset by a lower goodwill impairment charge, which is not deductible for income tax purposes. The decrease in the 2008 effective tax rate from 2007 was directly attributable to the pre-tax operating loss and the goodwill impairment charge recognized in 2008 and was partially offset by an increase in tax credits recognized in 2008. Our income tax expense in 2007 includes the effects of the settlement of a tax contingency item resulting in additional income tax expense of $2.4 million and the recording of certain income tax true-up adjustments resulting in an income tax benefit of $2.0 million. We recorded net reductions in taxes (before the impact of the deferred tax valuation allowance) of approximately $1.2 million, $7.3 million and $2.8 million in 2009, 2008 and 2007, respectively, attributable to high-technology and energy tax credits. The state’s high-technology tax credit program offers tax credits for investments in high-technology companies at diminishing levels over a 5-year period. During the fourth quarter of 2008, we also recognized federal and state tax credits related to solar leases with an after-tax benefit of $4.0 million.

On November 9, 2009, President Barack Obama signed into law, the “Worker, Homeownership, and Business Assistance Act of 2009.” This act increases the carry-back periods for net operating losses allowing businesses to elect to carry-back a net operating loss from 2009 for five years instead of only two years. This new carry-back period does not apply to companies, such as ours, who received payments under TARP.

Financial Condition

Total assets of $4.9 billion at December 31, 2009 decreased by $562.8 million, or 10.4%, from the $5.4 billion at year-end 2008, while total liabilities of $4.5 billion at December 31, 2009 decreased by $372.5 million, or 7.6%, from the prior year. The decrease in total assets in 2009 was the result of elevated net charge-offs totaling $263.4 million as we recognized the losses associated with many of our problem assets, as well as management’s strategy to shrink our balance sheet in order to reduce targeted sectors of our loan portfolio to reduce credit risk and improve liquidity. Consistent with our strategy to operate as a smaller bank, we expect our total assets to continue to decline going forward.

Loan Portfolio

Our lending activities have historically been focused on commercial, commercial mortgage and construction loans to small and middle-market companies and business professionals. Our strategy for generating loans has traditionally relied upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers. Our prior strategy to grow commercial real estate, construction, and land portfolios both in Hawaii and on the mainland has resulted in substantial losses and has significantly weakened the Company’s credit risk profile. Management has taken aggressive steps to reduce our exposure to these troubled sectors and, as part of our recovery plan, we are significantly reducing our lending activities and our primary focus is to achieve targeted reductions in our loan portfolio to reduce our credit risk exposure. The non-residential loans we do make will adhere to strict underwriting standards. In addition, as stipulated in the Consent Order, the bank is prohibited from extending credit to any borrower who has a loan from the bank that has been charged off or classified as “Loss” and without the prior approval of the Board of Directors or a loan committee of the bank that has been classified as “Doubtful” or “Substandard.”

Loans and leases totaled $3.0 billion at December 31, 2009, decreasing by $988.3 million, or 24.5%, from the $4.0 billion at year-end 2008, which decreased by $111.4 million, or 2.7%, from the $4.1 billion held at year-end 2007. The decrease in our loan portfolio in 2009 was representative of our concerted effort to reduce our exposure to the real estate markets in Hawaii and California. In 2009, we sold certain Hawaii and California commercial real estate loans with a carrying value of $180.2 million and certain Hawaii residential mortgage loans with an aggregate carrying value of $98.4 million. The reduction in loans and leases was also attributable to declining loan demand from businesses as they acclimated themselves to the changing economic environment during 2009. Accordingly, our commercial, financial and agricultural loan portfolio decreased by $123.5 million, or 32.1%, from the prior year. Consistent with the objectives of our recovery plan, we will continue to pursue loan sale opportunities both individually and in bulk, which would further reduce our loan portfolio. In the residential mortgage arena in Hawaii, CPHL was able to increase its loan origination volume to $1.9 billion, up 24.3% from 2008. Substantially all of the loans originated by CPHL were sold in the secondary market.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6.  Loans by Categories

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Commercial, financial and agricultural	$260,924	$384,423	$384,983	$404,259	$579,070
Real estate:
Construction	811,895	1,124,976	1,222,214	1,139,585	677,383
Mortgage:
- residential	820,983	1,070,429	1,034,474	897,216	793,719
- commercial	970,285	1,211,896	1,237,563	1,158,755	1,269,232
Consumer	136,090	180,131	209,168	195,448	187,951
Leases	41,803	58,411	53,303	50,741	45,394
Total loans and leases	3,041,980	4,030,266	4,141,705	3,846,004	3,552,749
Allowance for loan and lease losses	(205,279)	(119,878)	(92,049)	(52,280)	(52,936)
Net loans	$2,836,701	$3,910,388	$4,049,656	$3,793,724	$3,499,813

The following table sets forth the geographic distribution of our loan portfolio and related allowance for loan and lease losses as of December 31, 2009.

Table 7. Geographic Distribution

	Hawaii	California	Washington	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$256,016	$4,908	$-	$260,924
Real estate:
Construction	536,201	235,609	40,085	811,895
Mortgage:
- residential	785,470	11,965	23,548	820,983
- commercial	729,040	237,298	3,947	970,285
Consumer	136,090	-	-	136,090
Leases	41,803	-	-	41,803
Total loans and leases	2,484,620	489,780	67,580	3,041,980
Allowance for loan and lease losses	(136,745)	(55,589)	(12,945)	(205,279)
Net loans and leases	$2,347,875	$434,191	$54,635	$2,836,701

Commercial, Financial and Agricultural

Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the state of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses are greater in this loan category relative to secured loans where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Our historical approach to commercial lending involves teams of lending and cash management personnel who focused on marketing loans, deposits and other bank services to new and existing commercial clients. However, as discussed above, we are significantly reducing our lending activities in this category.

Real Estate—Construction

Construction loans include both residential and commercial development projects. Each construction project was evaluated for economic viability. Construction loans pose higher credit risks than typical secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project.  Historically, maximum loan-to-value (“LTV”) ratios of 80% on commercial projects and 85% on residential projects were generally required; however, consistent with our recovery plan, the bank is no longer originating new construction loans and does not expect to do so in the foreseeable future.

The increase in our construction loan portfolio from 2005 through 2007 was representative of our historical focus on this segment and a real estate market that had been strong with increased development activity in all of our markets. However, beginning in the second half of 2007, some of our residential construction loans in California began exhibiting heightened levels of risk with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors, including declining real estate values. New construction lending was therefore substantially curtailed. In 2008 and 2009, real estate values continued to deteriorate in Hawaii and California, adding considerable pressure on our construction loan portfolio. As mentioned previously, in an effort to reduce our exposure to this sector, we sold portions of our construction loan portfolio, which included loans on projects in both Hawaii and California. We have also agreed to systematically reduce our construction loan portfolio in accordance with the terms of the Consent Order and, as discussed above, we are no longer originating new construction loans.

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8.  Mortgage Loan Portfolio Composition

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$716,753	40.0%	$896,631	39.0%	$841,095	37.0%	$703,172	34.2%	$638,720	31.0%
5 or more units	104,230	5.8	173,798	8.0	193,379	8.5	194,044	9.4	154,999	7.5
Commercial,
industrial and other	970,285	54.2	1,211,896	53.0	1,237,563	54.5	1,158,755	56.4	1,269,232	61.5
Total	$1,791,268	100.0%	$2,282,325	100.0%	$2,272,037	100.0%	$2,055,971	100.0%	$2,062,951	100.0%

Residential

Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences and typically do not actively seek loans on high-end residences, vacation homes and investment properties. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.3 million, readily marketable collateral and a Hawaii residential real estate market that has been relatively stable until recently, credit losses on residential mortgages have been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio. Given the current uncertainties in our local economy and increased stress within this portfolio, we have allocated additional resources and have increased our efforts to proactively identify, manage, and resolve credit quality issues.

Residential mortgage loan balances as of December 31, 2009 totaled $821.0 million, decreasing by $249.4 million, or 23.3%, over the $1.1 billion held at year-end 2008, which increased by $36.0 million, or 3.5%, over the $1.0 billion held at year-end 2007. The current year decrease was primarily the result of the aforementioned $98.4 million sale of residential mortgages as we sought to reduce the size of our overall loan portfolio and improve liquidity. As previously mentioned, residential mortgage originations remained strong throughout most of 2009 fueled by a rise in refinancing activity driven by the FRB’s actions to lower mortgage rates. Despite the increased origination volume, our residential mortgage portfolio continued to decline as substantially all of these loans were sold in the secondary market. Going forward, we expect to continue this practice and substantially all newly originated residential mortgage loans will be sold in the secondary market.

Residential mortgage loans held for sale at December 31, 2009 totaled $65.7 million, an increase of $36.0 million, or 121.2%, from the December 31, 2008 balance of $29.7 million, which decreased by $2.5 million, or 7.8%, from the December 31, 2007 balance of $32.2 million. In 2009 and 2008, we securitized certain residential mortgage loans with an outstanding principal balance of $50.1 million and $36.5 million, respectively, with a U.S. Government sponsored entity.

The downturn in Hawaii’s residential real estate market has slowed home purchase activity and, in turn, we saw a decrease in our production volume toward the latter part of 2009 and thus far through 2010.  Increasing residential mortgage rates, a further slowing of the local residential real estate market, and increased delinquencies and losses would further reduce origination activity going forward.

Commercial

Real estate mortgage loans secured by commercial properties continue to represent the largest component of our loan portfolio. Our historical policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk. Operating income risk is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels.

Since the latter part of 2007, our commercial real estate loan portfolio has been significantly impacted by an increase in loan delinquencies and defaults, as well as declining collateral values, as the commercial real estate markets in Hawaii and California have continued their downturns through 2009. Furthermore, due to the protracted market decline, the capacity of our sponsors and guarantors supporting our commercial real estate loans has been diminished. If these real estate markets do not materially rebound, we will continue to experience increased loan delinquencies and additional defaults from our commercial real estate portfolio. As maturities of our commercial real estate loans come due, given the current state of the commercial real estate market, the increased lending standards and the lack of availability of funds from financial institutions for these types of loans, we expect more borrowers to be materially and adversely impacted as their inability to refinance or to comply with the conditions or cost of financing is experienced.

We have agreed to systematically reduce our commercial real estate loan portfolio in accordance with the terms of the Consent Order and, as part of our recovery plan, are significantly reducing our lending activities in this category. We are committed to aggressively reducing this portfolio and will continue to pursue loan sale opportunities in an effort to help accomplish this. See “—Financial Condition—Loan Portfolio” above for further information about the commercial real estate loan sales that were completed during 2009.
Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9.  Consumer Loan Portfolio Composition

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$87,721	64.5%	$129,092	71.7%	$158,390	75.7%	$148,485	76.0%	$141,132	75.0%
Credit cards and other
revolving credit plans	36,665	26.9	36,445	20.2	29,259	14.0	29,932	15.3	31,308	16.7
Other	11,704	8.6	14,594	8.1	21,519	10.3	17,031	8.7	15,511	8.3
Total	$136,090	100.0%	$180,131	100.0%	$209,168	100.0%	$195,448	100.0%	$187,951	100.0%

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

Consumer loans totaled $136.1 million at December 31, 2009, decreasing by $44.0 million, or 24.4%, from 2008’s year-end balance of $180.1 million, which decreased by $29.0 million, or 13.9%, compared to the $209.2 million held at year-end 2007. Automobile loans, primarily indirect dealer loans, comprised 64.5% of consumer loans outstanding.

Total automobile loans of $87.7 million at year-end 2009 decreased by $41.4 million, or 32.0%, from 2008’s year-end balance of $129.1 million, which decreased by $29.3 million, or 18.5%, from $158.4 million at year-end 2007. Consistent with national trends, the decrease in automobile loans is reflective of the current decline in automobile purchases experienced in Hawaii as auto sales in 2009 fell to their second-lowest level in 40 years.

We have not focused significant resources on consumer lending in recent years as a few large competitors have dominated the Hawaii market. With the exception of indirect dealer loans, consumer loans are generally offered as an accommodation to existing customers. As we implement our recovery plan and refocus our efforts on our core businesses in Hawaii, we are not pursuing new loans in this category and expect further declines in our consumer loan portfolio.

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

The outstanding principal balance of loans with interest reserves was $236.1 million at December 31, 2009, compared to $629.8 million in the prior year, while remaining interest reserves was $7.2 million at December 31, 2009, compared to $21.2 million at December 31, 2008. The decrease in principal loan balances with interest reserves is consistent with the overall decrease in our construction loan portfolio and was primarily attributable to paydowns resulting from project completions and charge-offs of certain nonperforming loans.

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

The amount, terms, and conditions of the interest reserve are established when a loan is originated, although we generally have the option to demand payment if the credit profile of the borrower changes. We evaluate the viability and appropriateness of the construction project based on the project’s complexity and feasibility, the timeline, as well as the creditworthiness of the borrowers, sponsors and/or guarantors, and the value of the collateral.

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

In certain rare circumstances, we may decide to extend, renew, and/or restructure the terms of a construction or development loan. Reasons for the restructure can range from cost overruns to project delays and the restructuring can result in additional funds being advanced or an extension of the maturity date of the loan. Prior to the loan being restructured, our policy is to perform a detailed analysis to ensure that the economics of the project remain feasible and that the risks to the Company are within acceptable lending guidelines.

Concentrations of Credit Risk

As of December 31, 2009, approximately $2.6 billion, or 86% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans. We expanded these portfolios as real estate values rose along with activity in the real estate industry in 2006 and 2007. Since then, the real estate markets in both California and Hawaii have been impacted by broader economic trends, which have seen declines in real estate values and the real estate industry. Since April 2008, we have ceased originating commercial real estate loans on the mainland and our mainland personnel have focused their efforts on reducing our exposure to this sector. Similarly, we limited commercial real estate lending in Hawaii starting in January of 2009 and have not made any new construction loans in Hawaii since June 2009. As part of the recovery plan, we are significantly reducing our lending activities wiht respect to commercial real estate loans in Hawaii. We have dedicated our local resources to achieve targeted reductions in this portfolio as well. Our progress in 2009 is reflected in the reduction of our combined commercial real estate portfolio of $554.7 million.

Our high concentration of lending in the real estate industry led to rapid deterioration in our asset quality, namely elevated delinquencies and loan charge-offs reported in the past two years. Our asset quality will continue to be adversely affected even as we lower the balances in our portfolio should the real estate market remain in its depressed condition and we experience additional delinquencies and defaults.

Substantially all of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii, California and Washington. Consistent with our focus of being a Hawaii-based bank, 82% of our loan portfolio was concentrated in the Hawaii market while 18% was concentrated on the mainland (16% in California and 2% in Washington).

Our foreign credit exposure as of December 31, 2009 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 10 sets forth the maturity distribution of the loan portfolio at December 31, 2009. Table 11 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 10.  Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one through
	One year or less	five years	Over five years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$90,489	$90,350	$80,085	$260,924
Real estate - construction	578,835	218,385	14,675	811,895
Total	$669,324	$308,735	$94,760	$1,072,819

At year-end 2009, 62.4% of our commercial and construction loans had maturities of one year or less, decreasing from the prior year’s proportion of 68.2%. Meanwhile, loans in the one-through-five-years category increased to 28.8% in 2009 from 24.9% at year-end 2008, and loans in the greater-than-five-years category increased to 8.8% from 6.8%. The changes in maturities reflect the overall decrease in our construction loan portfolio, which loans generally entail shorter terms than traditional commercial loans.

Table 11.  Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one through
	five years	Over five years	Total
	(Dollars in thousands)

With fixed interest rates	$102,993	$12,544	$115,537
With variable interest rates	205,742	82,216	287,958
Total	$308,735	$94,760	$403,495

Of the loans with maturities in excess of one year at year-end 2009, 28.6% had fixed interest rates, while 71.4% had variable rates, which compares to 17.8% and 82.2%, respectively, at year-end 2008. The change in mix of fixed and variable rate loans in 2009 reflects the overall decrease in our construction loan portfolio, which is comprised mostly of variable rate loans.

In January 2008, we entered into a derivative transaction to hedge cashflows received from a portion of our then existing variable rate loan portfolio for a period of five years. During this time, we received payments equal to a fixed interest rate of 6.25% from the counterparty on a notional amount of $400 million and, in return, we paid a floating rate to the counterparty, namely our prime rate, on the same notional amount. The purpose of the derivative transaction was to minimize the risk of fluctuations in interest payments received on our variable rate loan portfolio and the transaction was designated as a cash flow hedge. On September 1, 2009, we terminated the derivative transaction with the counterparty and received proceeds equivalent to its then fair market value of $18.0 million.

Provision and Allowance for Loan and Lease Losses

As described above under “—Critical Accounting Policies and Use of Estimates,” the Provision is determined by management’s ongoing evaluation of the loan portfolio and our assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and the Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based on loss experience for the specific loan type; risks inherent in concentrations by geographic location, collateral or property type; and recent changes in loan grade and delinquencies. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends, and economic conditions and are adjusted for qualitative factors including migration and volatility risks. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties and imprecision in the estimation process. Under the Consent Order, the bank must maintain an adequate Allowance at all times.

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 12. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Average amount of loans and leases outstanding	$3,745,964	$4,209,045	$4,021,094	$3,689,979	$3,301,277

Allowance for loan and lease losses:
Balance at beginning of year	$119,878	$92,049	$52,280	$52,936	$50,703

Charge-offs:
Commercial, financial and agricultural	20,168	2,097	5,836	2,103	2,049
Real estate - construction	188,581	139,557	6,433	-	-
Real estate - mortgage - residential	16,563	383	379	-	74
Real estate - mortgage - commercial	34,156	-	-	-	-
Consumer	4,058	3,518	3,544	4,148	4,057
Leases	2,182	131	-	19	28
Total	265,708	145,686	16,192	6,270	6,208

Recoveries:
Commercial, financial and agricultural	453	295	876	2,134	1,633
Real estate - construction	450	40	7	-	-
Real estate - mortgage - residential	85	103	232	92	621
Real estate - mortgage - commercial	26	12	12	13	544
Consumer	1,294	1,397	1,831	2,017	1,715
Leases	-	-	2	8	11
Total	2,308	1,847	2,960	4,264	4,524
Net loans charged off	263,400	143,839	13,232	2,006	1,684

Provision charged to operations	348,801	171,668	53,001	1,350	3,917

Balance at end of year	$205,279	$119,878	$92,049	$52,280	$52,936

Ratios:
Allowance for loan and lease losses to loans
and leases outstanding at end of year	6.75%	2.97%	2.22%	1.36%	1.49%

Net loans charged off during year to average
loans and leases outstanding during year	7.03%	3.42%	0.33%	0.05%	0.05%

Our Allowance at December 31, 2009 totaled $205.3 million, an increase of $85.4 million, or 71.2%, from year-end 2008. When expressed as a percentage of total loans, our Allowance was 6.75% at December 31, 2009, compared to 2.97% at year-end 2008. The increase in our Allowance in 2009 was a result of the $348.8 million Provision recognized during the current year, partially offset by $263.4 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the residential and commercial construction markets in California and Hawaii. Additionally, to comply with the provisions of the Consent Order, we recognized $21.0 million ($19.4 million of construction loans, $1.2 million of commercial loans and $0.4 million of leases) in incremental charge-offs and a resultant increase in the provision for loan losses. These additional charge offs changed our previously reported net loss in our earnings report dated January 29, 2010 and were taken to reduce the value of certain doubtful and loss classified loans to amounts specified in the Consent Order. Net loan charge-offs for 2009 included charge-offs for loans transferred to held for sale of $3.6 million and to other real estate of $15.6 million. The increase in our Allowance as a percentage of total loans is consistent with the higher risk profile of our loan portfolio given the weak commercial real estate markets in Hawaii and California, as well as the weak national and regional environments and the declining local economic environment.

In light of these challenging market conditions, the increase in our Allowance as a percentage of total loans was necessary as we experienced a significant increase in nonperforming loans, downward risk grading migration in the sectors of our loan portfolio with exposure to the Hawaii and California commercial real estate markets, and a continued reduction of collateral values supporting our impaired commercial and residential construction loans. In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The increase in total nonaccrual and impaired loans combined with reduced collateral values and increases in our loan loss factors, contributed to the elevated Provision recognized in 2009. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present.

Increased risk volatility and downward risk rating migration in our loan portfolio also contributed to the increased Provision. During 2009, risk rating migration accelerated at a faster pace than originally anticipated as events within the financial markets, retrenching consumer confidence, further weakening of the Hawaii and California real estate markets, and continued job losses have resulted in heightened risk within our various commercial and commercial real estate loan portfolios. In particular, as a result of the prolonged economic downturn and continued declines in property values, we continue to experience adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios and heightened delinquencies in our residential mortgage and consumer loan portfolios. Depending on the overall performance of the local and national economies, as well as real estate markets in Hawaii and California and the accuracy of our assumptions and judgments concerning the loan portfolio, further adverse migration in our loan portfolio may continue due to the upcoming maturity of additional loans, further declines in collateral values as well as the impact pf continued financial stress upon some of our borrowers, sponsors and guarantors as they attempt to endure the downturn in the economy.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management’s risk assessment and estimated loss rate. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but may not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

Table 13. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	loans in	Allowance	loans in	Allowance	loans in	Allowance	loans in	Allowance	loans in
	for loan	each	for loan	each	for loan	each	for loan	each	for loan	each
	and lease	category to	and lease	category to	and lease	category to	and lease	category to	and lease	category to
	losses	total loans	losses	total loans	losses	total loans	losses	total loans	losses	total loans
	(Dollars in thousands)
Commercial, financial
and agricultural	$11,000	8.6%	$11,100	9.5%	$5,100	9.3%	$8,100	10.6%	$16,000	16.3%
Real estate:
Construction	114,300	26.7	71,800	27.9	60,800	29.5	19,400	29.6	8,400	19.1
Mortgage:
Residential	23,900	27.0	6,600	26.6	6,600	25.0	5,600	23.3	2,800	22.3
Commercial	44,300	31.9	19,100	30.1	10,500	29.8	9,600	30.1	16,600	35.7
Consumer	4,600	4.4	3,900	4.5	4,300	5.1	4,100	5.1	3,700	5.3
Leases	1,100	1.4	1,300	1.4	700	1.3	500	1.3	200	1.3
Unallocated	6,079	-	6,078	-	4,049	-	4,980	-	5,236	-
Total	$205,279	100.0%	$119,878	100.0%	$92,049	100.0%	$52,280	100.0%	$52,936	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2009 was consistent with that applied in 2008. The increase in the allocation amounts for certain categories was necessary in light of increased losses and the challenging economic conditions referred to previously.

The Allowance allocated to commercial loans at year-end 2009 totaled $11.0 million compared to $11.1 million at year-end 2008, representing 4.2% and 2.9% of total commercial loans, respectively.

The Allowance allocated to construction loans totaled $114.3 million, or 14.1%, of construction loans at year-end 2009, compared to $71.8 million, or 6.4%, of construction loans outstanding at year-end 2008. The increase in the amount of Allowance allocated to construction loans is directly attributable to the continued deterioration of the Hawaii and California real estate construction market and reduced collateral values securing our outstanding balances.

The Allowance allocated to residential mortgage loans increased to $23.9 million, or 2.9%, of total residential mortgage loans at December 31, 2009, compared to $6.6 million, or 0.6%, of related loans at year-end 2008. The increase in the Allowance allocated to our residential mortgage loan portfolio reflects higher delinquencies, increased strain on some of our borrowers, reduced property values and the rise in residential foreclosures in Hawaii as foreclosure rates increased by 183% in 2009 over the prior year.

Commercial mortgage loans were allocated an Allowance of $44.3 million, or 4.6%, of those loans at December 31, 2009, compared to $19.1 million, or 1.6%, of commercial mortgage loans at year-end 2008. The rise in criticized loan balances and downward risk grading migration resulting from the overall weakening in the real estate sector contributed to the increase in the allocated Allowance in 2009.

The allocated Allowance for consumer loans at December 31, 2009 increased to $4.6 million from $3.9 million in the prior year, representing 3.4% of total consumer loans in 2009, compared to 2.2% in 2008.

We also allocated an Allowance for leases of $1.1 million, or 2.6%, of total leases, compared to $1.3 million, or 2.2%, of total leases as of year-end 2008.

The unallocated portion of the Allowance of $6.1 million at December 31, 2009 remained relatively unchanged from the prior year. Given that more known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance, we believe that maintaining the unallocated portion of the Allowance at the current level is reasonable. In the event that the overall volatility of present and future economic conditions, as well as the inherent uncertainty of the estimates and assumptions incorporated into our assessments change in the future, we will evaluate and adjust the level of our unallocated Allowance.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 14. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$8,377	$1,426	$231	$3,934	$2,333
Real estate:
Construction	362,557	119,178	61,017	-	-
Mortgage:
- residential	55,603	6,162	-	5,024	5,995
- commercial	45,847	5,462	293	-	4,223
Leases	466	335	-	-	-
Total nonaccrual loans	472,850	132,563	61,541	8,958	12,551
Other real estate	26,954	11,220	-	-	-
Total nonperforming assets	499,804	143,783	61,541	8,958	12,551

Accruing loans delinquent for 90 days or more
Commercial, financial & agricultural	-	-	18	88	99
Real estate:
Construction	228	-	-	-	-
Mortgage:
- residential	2,680	582	586	364	297
- commercial	-	-	-	-	7,081
Consumer	232	488	299	457	427
Leases	152	-	-	-	2
Total accruing loans delinquent for 90 days or more	3,292	1,070	903	909	7,906

Restructured loans still accruing interest
Commercial, financial & agricultural	-	-	-	-	285
Real estate:
Construction	2,745	-	-	-	-
Mortgage:
- residential	3,565	-	-	-	-
- commercial	-	-	-	-	418
Total restructured loans still accruing interest	6,310	-	-	-	703

Total nonperforming assets, accruing loans delinquent
for 90 days or more and restructured loans still
accruing interest	$509,406	$144,853	$62,444	$9,867	$21,160

Total nonperforming assets as a percentage of loans
and leases, loans held for sale and other real estate	15.85%	3.52%	1.47%	0.23%	0.35%

Total nonperforming assets and accruing loans delinquent
for 90 days or more as a percentage of loans and
leases, loans held for sale and other real estate	15.96%	3.55%	1.49%	0.25%	0.57%

Total nonperforming assets, accruing loans delinquent for
90 days or more and restructured loans still accruing
interest as a percentage of loans and leases, loans held
for sale and other real estate	16.16%	3.55%	1.49%	0.25%	0.59%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $499.8 million at December 31, 2009, compared to $143.8 million at year-end 2008. Nonperforming assets at December 31, 2009 were comprised of $454.6 million in nonaccrual loans, $18.2 million in nonperforming loans classified as held for sale and $27.0 million in other real estate. The increase from fiscal 2008 was primarily attributable to the high level of credit risk inherent in our loan portfolio as a result of our high concentration of commercial real estate and construction loans, which were significantly impacted by the deteriorating Hawaii and mainland commercial real estate markets.

Significant additions to nonperforming assets for the year ended December 31, 2009 included the following:

Table 15. Significant Additions to Nonperforming Assets

(Dollars in thousands)	Hawaii		Mainland
Portfolio	Number of Loans	Amount	Number of Loans	Amount

Residential construction	29	$179,118	3	$16,126
Commercial construction	25	140,086	21	126,322
Residential mortgage	79	34,971	6	31,184
Commercial mortgage	8	26,700	9	44,282

Offsetting these additions were the partial and full charge-offs of $40.1 million of Hawaii residential construction loans, $36.6 million of mainland residential construction loans, $17.0 million of Hawaii commercial construction loans and $53.0 million of mainland commercial construction loans.

Loans delinquent for 90 days or more still accruing interest totaled $3.3 million at December 31, 2009, compared to $1.1 million at December 31, 2008. This increase was primarily attributable to the addition of two Hawaii residential construction loans totaling $0.2 million and 10 Hawaii residential mortgage loans totaling $2.7 million.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 16. Distribution of Investment Securities

	December 31,
	2009		2008		2007
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Government sponsored
entities debt securities	$-	$207,643	$-	$99,929	$26,844	$80,102
States and political subdivisions	500	51,485	1,984	124,390	9,643	148,138
U.S. Government sponsored entities
mortgage-backed securities	4,204	613,088	6,713	411,308	9,637	483,427
Non-agency collateralized
mortgage obligations	-	46,469	-	106,091	-	122,733
Other	-	970	-	882	-	730
Total	$4,704	$919,655	$8,697	$742,600	$46,124	$835,130

Investment securities totaled $924.4 million at December 31, 2009, increasing by $173.1 million, or 23.0%, from the $751.3 million held at December 31, 2008, which decreased by $130.0 million, or 14.7%, from the $881.3 million at year-end 2007. The increase in investment securities in 2009 was reflective of our intent to optimize returns while minimizing credit risk by investing proceeds received from our deleveraging strategy into U.S. government sponsored securities. As further described in “—Capital Resources” below and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data,” a strategy in the bank’s recovery plan is to reduce our balance sheet, which includes the sale of certain pledged investment securities.

Certain available for sale securities totaling $27.8 million were pledged as collateral under a $25.0 million collateralized borrowing with LBI. The borrowing, in the form of a repurchase agreement, was terminated as LBI filed for bankruptcy in September 2008 and was subsequently placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding. The filing of the SIPC liquidation proceeding was considered an event of default under the repurchase agreement and we subsequently recognized a loss of $2.8 million in 2008. Although we continue to pursue full recovery of the pledged collateral, there can be no assurances that the final settlement of this transaction will result in any recovery of the collateral or any claim we may have against LBI.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2009.

Table 17. Maturity Distribution of Investment Portfolio

	Carrying	Weighted
Portfolio Type and Maturity Grouping	value	average yield (1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Government sponsored entities debt securities:
Within one year	$-	-%
After one but within five years	-	-
After five but within ten years	-	-
After ten years	-	-
Total U.S. Government sponsored entities debt securities	-	-
States and political subdivisions:
Within one year	-	-
After one but within five years	500	6.28
After five but within ten years	-	-
After ten years	-	-
Total States and political subdivisions	500	6.28
U.S. Government sponsored entities mortgage-backed securities:
Within one year	-	-
After one but within five years	4,129	3.94
After five but within ten years	-	-
After ten years	75	7.03
Total U.S. Government sponsored entities mortgage-backed securities	4,204	4.00
Total held-to-maturity portfolio	$4,704	4.24%

Available-for-sale portfolio:
U.S. Government sponsored entities debt securities:
Within one year	$10,200	4.50%
After one but within five years	144,516	2.53
After five but within ten years	52,927	4.09
After ten years	-	-
Total U.S. Government sponsored entities debt securities	207,643	3.03
States and political subdivisions:
Within one year	585	4.61
After one but within five years	4,005	6.05
After five but within ten years	25,064	6.28
After ten years	21,831	6.39
Total States and political subdivisions	51,485	6.29
U.S. Government sponsored entities mortgage-backed securities:
Within one year	-	-
After one but within five years	22,205	3.97
After five but within ten years	73,482	3.79
After ten years	517,401	4.27
Total U.S. Government sponsored entities mortgage-backed securities	613,088	4.20
Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	47,439	6.05
Total Other	47,439	6.05
Total available-for-sale portfolio	$919,655	4.15%

Total investment securities	$924,359	4.15%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2009, the weighted average yield of the investment portfolio decreased by 116 bp to 4.15% from the prior year. The decrease in yield reflects the declining interest rate environment throughout 2009.

Deposits

The primary source of our funding comes from deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing quality customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of noninterest-bearing demand, interest-bearing demand and savings deposits and time deposits under $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

During 2009, our total deposits of $3.6 billion decreased by $342.7 million, or 8.8%, from total deposits of $3.9 billion at December 31, 2008, which decreased by $91.2 million, or 2.3%, over the year-end 2007 balance of $4.0 billion. The decrease in deposits in 2009 was primarily attributable to some of our government customers converting $235.7 million of time deposits into repurchase agreements, the maturity of approximately $179.8 million in brokered deposits and the maturity of high-rate promotional time deposit products. The conversion of time deposits into repurchase agreements was done at our request and we consider these repurchase agreements analogous to time deposits.

During 2009, we made a concerted effort to restructure our deposit mix by growing core deposits. Accordingly, core deposits at December 31, 2009 totaled $3.0 billion, representing an increase of $145.8 million, or 5.2%, over total core deposits at the end of 2008. Increases in noninterest-bearing demand, interest-bearing demand and savings deposits of $11.2 million, $116.1 million and $137.9 million, respectively, were partially offset by a decrease in time deposits under $100,000 of $119.5 million. Core deposits as a percentage of total deposits stood at 82.7% at December 31, 2009, compared to 71.7% in the prior year. The increase in our core deposits was fueled by strong growth in our Super Savings product, which was launched in the first half of 2009.

The table below sets forth information regarding the average deposits and the average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 90 bp in 2009, while savings and money market deposit rates decreased by 24 bp. The average rate paid on all deposits in 2009 decreased to 1.09% from 1.63% in 2008 and 2.43% in 2007. The drop in average rates paid in 2009 was attributable to the declining interest rate environment in which we, as well as other financial institutions throughout the country, operated in during 2009.

Table 18. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$594,888	-%	$592,697	-%	$594,361	-%
Interest-bearing demand deposits	544,910	0.25	463,776	0.19	440,537	0.13
Savings and money market deposits	1,319,228	0.90	1,094,690	1.14	1,206,392	1.99
Time deposits	1,431,785	2.04	1,663,646	2.94	1,630,916	4.26
Total	$3,890,811	1.09%	$3,814,809	1.63%	$3,872,206	2.43%

We expect overall deposit rates to remain suppressed in 2010 in response to the FRB’s current monetary policy of keeping interest rates low. The magnitude of rate movements in our deposit base will depend in large part on competitive pricing considerations and the level of deposit growth needed to maintain adequate liquidity.

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2009.

Table 19. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$242,429	$-	$-	$-	$242,429
Long-term debt	141,349	382,580	19,397	114,548	657,874
Pension plan obligations	2,478	4,923	4,956	25,749	38,106
Operating leases	7,562	13,004	9,692	30,687	60,945
Purchase obligations	7,060	5,877	1,073	-	14,010
Total	$400,878	$406,384	$35,118	$170,984	$1,013,364

Components of short-term borrowings and long-term debt are discussed in Notes 13 and 14, respectively, to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Operating leases represent leases on bank premises as discussed in Note 19 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data”. Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 17 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data”.

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $336.0 million at December 31, 2009, a decrease of $190.3 million, or 36.2%, from the $526.3 million at December 31, 2008, which decreased by $148.1 million, or 22.0%, from 2007. When expressed as a percentage of total assets, shareholders’ equity decreased to 6.9% at December 31, 2009, from 9.7% at December 31, 2008 and 11.9% at December 31, 2007.

On January 9, 2009, we issued $135.0 million in TARP Preferred Stock in connection with our participation in the U.S. Treasury’s TARP CPP. The TARP Preferred Stock qualifies as a component of Tier 1 capital. We began deferring dividend payments on the TARP Preferred Stock in the third quarter of 2009 as further described below.

The Company’s tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) was 1.68% at December 31, 2009, compared to 6.59% at December 31, 2008 and 7.42% at December 31, 2007. Book value per share was $6.82, $18.32 and $23.45 at year-end 2009, 2008 and 2007, respectively. The declines in our tangible common equity ratio and book value per share were the result of continued operating losses primarily driven by increased credit costs, goodwill impairment charges and the valuation allowance established against our net DTAs.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009, as well as on our TARP Preferred Stock. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures and the deferred dividends on our outstanding TARP Preferred Stock. At December 31, 2009, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $1.8 million and accrued dividends and interest on our outstanding TARP Preferred Stock was $4.3 million.

The FRB has determined that certain cumulative preferred securities having the characteristics of the trust preferred securities qualify as non-controlling interest, and are included in Tier 1 capital for bank holding companies.

Recovery Plan

Prior to the Board’s determination to immediately commence implementation of the recovery plan, we had been aggressively pursuing various available alternatives to improve our capital ratios, including raising capital and reducing assets as discussed previously. While we received interest from potential private equity investors, our Board has determined that consummation of a transaction on the terms and conditions proposed to date is not likely in the near-term.

As a result, our Board determined that the immediate implementation of our recovery plan, while continuing to seek new capital, was in the best interest of our stakeholders. The recovery plan, which was developed with the assistance of our outside advisors, is designed to improve the Company’s financial health and capital ratios by downsizing the bank and focusing on the bank’s core businesses and traditional markets in Hawaii.

Key elements of the recovery plan include, but are not limited to:

•	Aggressively manage the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries;

•	Shrink the bank’s balance sheet, including the sale of pledged securities and reducing public deposits and repurchase positions;

•	Reduce the bank's loan portfolio through paydowns, restructuring and significantly reducing lending activity, and

•	Significantly lower operating costs to align with the restructured business model.

The Company has already taken key steps toward this business model that will contribute to the efforts of the recovery plan, including:

•	Systematically reduced its loan portfolio by almost $1 billion and lowered its commercial real estate loan concentration in 2009;

•
Reduced non-core deposits by over $489 million and increased core deposits by approximately $146 million in 2009, improving the quality of the Bank’s deposit relationships and loan-to-deposit ratio to 85%, as of December 31, 2009, from 103% a year ago;

•	Announced the closing of three of four California loan offices in 2010, leaving only one commercial loan office in San Diego, as the Company exits the Mainland market;

•
Announced the consolidation of two branches in Honolulu to be completed in April, 2010, that are just a few blocks from each other, with plans to provide customers with more convenience through extended hours at both consolidated branches.

In addition to the above, see Notes 14 and 15 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for further capital preservation initiatives undertaken by management related to the suspension of dividends on common shares and TARP Preferred Stock, as well as the deferral of interest and dividend payments on the Company’s subordinated debentures and trust preferred securities.

Our Board has formed a recovery committee chaired by Mr. Paul Kosasa, a director of both CPF and the bank, to oversee the implementation and progress of the recovery plan and to actively engage in the Company’s efforts.

In addition, on March 16, 2010, we announced the appointment of Mr. Dean as Executive Chairman of the Boards of CPF and the bank, which appointment will become effective upon the receipt of regulatory approval. Senior management will report to Mr. Dean. In the interim pending regulatory approval, Mr. Dean will serve in an acting role in such positions. Also on March 16, 2010, Mr. Migita announced his retirement as President, Chief Executive Officer and Chairman of the Boards of CPF and the bank. Mr. Migita will remain a director of CPF and the bank.

While implementing the above actions will not achieve the leverage capital and Tier 1 risk-based capital mandates of 10% and 12%, respectively, by March 31, 2010 as required by the Consent Order, these actions are designed to reduce the capital needs of the bank by reducing its balance sheet and establishing a more streamlined and focused organization with a reduced infrastructure. However, there is no assurance that the recovery plan will be acceptable to our regulators, that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern.

Capital Requirements

The Consent Order requires, among other things, that the bank increase its Tier 1 capital to maintain a minimum leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12% by March 31, 2010. As of today and at December 31, 2009, the bank was not in compliance with the minimum ratios required by the Consent Order to be met by March 31, 2010.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of the TARP Preferred Stock have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on the TARP Preferred Stock and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. CPF has limited capital resources to meet these obligations. Accordingly, in the third quarter of 2009, CPF elected to defer payment of dividends on the TARP Preferred Stock and trust preferred securities (along with interest on the related junior subordinated debentures) as described above. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs; however, as a Hawaii state-chartered bank it is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2009, the bank had an accumulated retained earnings deficit of approximately $242.1 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends; therefore, we do not anticipate receiving dividends from the bank in the foreseeable future.

As of December 31, 2009, on a stand alone basis, CPF had cash available of approximately $6.9 million in order to meet its ongoing obligations. In the event that CPF is able to control its operating expenditures within normal levels, it continues to defer payments on the trust preferred securities and dividends on the TARP Preferred Stock, and there are no unanticipated cash requirements, it believes it will be able to meet its normally expected expense obligations through 2010 and the first part of 2011. However, it is anticipated that after the second quarter of 2011, CPF will require additional funds in order to continue operations. Sources of funds which may be available to CPF include independently raising additional capital or borrowing funds; however, as noted above we do not expect to be able to raise significant capital in the near-term. It is unclear whether CPF may be able to borrow funds without credit support from the bank, which may not be available. Incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRBSF and the DFI. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future to allow it to continue to operate when its current available cash is depleted.

Going Concern

We are under the Consent Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including regulatory take-over. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2009. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 20. Rate Sensitivity of Assets, Liabilities and Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$400,470	$-	$-	$-	$-	$-	$400,470
Investment securities	163,521	102,746	124,046	251,832	275,482	6,732	924,359
Loans held for sale	65,669	-	-	-	-	18,161	83,830
Loans and leases	1,075,686	234,018	337,182	618,193	324,154	452,747	3,041,980
Federal Home Loan Bank stock	-	-	-	-	-	48,797	48,797
Other assets	-	-	-	-	-	370,086	370,086
Total assets	$1,705,346	$336,764	$461,228	$870,025	$599,636	$896,523	$4,869,522

Liabilities and Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$638,328	$638,328
Interest-bearing deposits	2,213,537	239,156	323,327	140,667	13,901	-	2,930,588
Short-term borrowings	230,760	11,669	-	-	-	-	242,429
Long-term debt	283,998	15,290	50,594	282,403	25,589	-	657,874
Other liabilities	-	-	-	-	-	54,314	54,314
Equity	-	-	-	-	-	345,989	345,989
Total liabilities and equity	$2,728,295	$266,115	$373,921	$423,070	$39,490	$1,038,631	$4,869,522

Interest rate sensitivity gap	$(1,022,949)	$70,649	$87,307	$446,955	$560,146	$(142,108)	$-

Cumulative interest rate sensitivity gap	$(1,022,949)	$(952,300)	$(864,993)	$(418,038)	$142,108	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2009, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change		Estimated Net Interest Income Sensitivity
+200	bp	(1.75)%
−100	bp	(3.09)%

Table 21. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$400,470	$-	$-	$-	$-	$-	$400,470	$400,470
Weighted average interest rates	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate investments	$391,298	$135,721	$116,112	$82,617	$52,679	$139,205	$917,632	$917,700
Weighted average interest rates	3.72%	4.45%	4.54%	4.47%	4.32%	4.12%	4.09%

Variable rate investments	$1,447	$1,096	$815	$606	$452	$1,327	$5,743	$5,789
Weighted average interest rates	1.54%	1.42%	2.99%	3.71%	4.27%	3.61%	2.65%

Equity investments	$-	$-	$-	$-	$-	$984	$984	$970
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$409,320	$204,168	$124,538	$66,371	$41,210	$142,897	$988,504	$904,406
Weighted average interest rates	6.19%	6.37%	6.34%	6.11%	6.19%	5.37%	6.12%

Variable rate loans	$899,781	$333,874	$168,793	$94,093	$57,317	$112,540	$1,666,398	$1,574,718
Weighted average interest rates	4.90%	5.74%	6.54%	6.82%	7.45%	7.24%	5.59%

Federal Home Loan Bank stock	$-	$-	$-	$-	$-	$48,797	$48,797	$48,797
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total - December 31, 2009	$2,102,316	$674,859	$410,258	$243,687	$151,658	$445,750	$4,028,528	$3,852,850
Total - December 31, 2008	$2,139,656	$805,191	$406,740	$381,730	$274,107	$743,641	$4,751,065	$4,752,258

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,784,211	$-	$-	$-	$-	$-	$1,784,211	$1,784,211
Weighted average interest rates	1.18%	0.00%	0.00%	0.00%	0.00%	0.00%	1.18%

Time deposits	$991,015	$118,422	$22,986	$1,762	$12,185	$7	$1,146,377	$1,147,629
Weighted average interest rates	1.46%	2.08%	2.52%	2.09%	2.85%	2.96%	1.56%

Short-term borrowings	$242,429	$-	$-	$-	$-	$-	$242,429	$242,476
Weighted average interest rates	0.21%	0.00%	0.00%	0.00%	0.00%	0.00%	0.21%

Long-term debt	$141,634	$181,237	$201,166	$18,533	$796	$114,508	$657,874	$608,696
Weighted average interest rates	3.59%	3.32%	4.46%	4.83%	6.32%	5.68%	4.19%

Total - December 31, 2009	$3,159,289	$299,659	$224,152	$20,295	$12,981	$114,515	$3,830,891	$3,783,012
Total - December 31, 2008	$3,585,121	$196,369	$88,419	$207,679	$20,192	$115,399	$4,213,179	$4,166,482

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

The table above presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. See Note 25 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a discussion of the calculation of fair values.

Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources and decreasing our loan-to-deposit ratio from 103.0% at December 31, 2008 to 85.8% at December 31, 2009. In 2008, we completed a bulk sale of troubled California residential construction loans totaling $44.2 million. In 2009, we sold certain Hawaii and California commercial real estate loans with a carrying value of $180.2 million and Hawaii residential mortgage loans with an aggregate carrying value of $98.4 million. Future loan sales may result in additional write-downs of carrying values. No charge offs were recognized on these Hawaii residential mortgage loans. In addition to these sales, we plan to continue pursuing additional loan sales to further reduce our credit risk exposure going forward as part of our recovery plan as described under “—Capital Resources” above.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a steady source of funds during the past three years. Cash provided by operating activities totaled $131.1 million in 2009, $274.0 million in 2008 and $80.0 million in 2007. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash provided by investing activities amounted to $486.0 million in 2009, compared to cash used in investing activities of $158.1 million in 2008 and $323.3 million in 2007. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2009, net loan principal repayments accounted for $328.8 million of cash provided by investing activities, compared to net loan originations in 2008 and 2007, which resulted in cash used in investing activities of $395.1 million and $294.6 million, respectively. Net purchases of investment securities totaled $123.9 million in 2009, compared to net proceeds received from sales and maturities of investment securities of $113.5 million in 2008 and $27.8 million in 2007. Investing activities included proceeds from sales of loans originated for investment of $278.6 million in 2009 and $112.9 million in 2008, securitized residential mortgage loans of $20.8 million in 2008 and other real estate owned of $4.7 million in 2009 and $2.0 million in 2008. Investing activities in 2007 also included purchases of bank-owned life insurance policies totaling $25.0 million.

Cash used in financing activities totaled $236.5 million in 2009 and $90.3 million in 2008, compared to cash provided by financing activities of $189.8 million in 2007. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit contraction in 2009 and 2008 resulted in cash outflows of $342.7 million and $91.2 million, respectively, compared to net deposit growth in 2007 of $158.2 million. Cash flows from the issuance of long-term debt, net of repayments thereon, totaled $8.9 million of cash inflows in 2009, compared to $241.3 million of cash outflows in 2008 and $176.6 million of cash inflows in 2007. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily the issuance of preferred and common stock, dividends and stock repurchases provided $136.7 million in cash inflows in 2009 resulting mainly from our participation in the TARP CPP, compared to cash outflows of $21.3 million and $81.8 million in 2008 and 2007, respectively.

For the holding company on a stand-alone basis, the primary source of funds in 2009 was the $134.4 million of proceeds received from the issuance of the TARP Preferred Stock under the TARP CPP, which was subsequently advanced to the bank.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, continued access to these sources may not be guaranteed due to the current volatile market conditions and the Company’s and the bank’s financial positions.

The bank is a member of and maintained a $937.5 million line of credit with the FHLB as of December 31, 2009. Long-term borrowings under this arrangement totaled $549.2 million and $541.0 million at December 31, 2009 and 2008, respectively, and there were no short-term borrowings under this arrangement at the end of either year. FHLB advances outstanding at December 31, 2009 were secured by interest-bearing deposits at the FHLB of $0.3 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $121.7 million and certain real estate loans totaling $1.2 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $366.6 million was undrawn under this arrangement at December 31, 2009, however, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement. See Note 14 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term borrowings.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank is required to deliver certain original loan documents to the FHLB for the collateral securing advances. This change in collateral arrangement does not affect the level of credit available to the bank. The maximum borrowing term allowed to the bank was also reduced from two years to one year.

The bank also maintained a $108.5 million line of credit with the Federal Reserve discount window as of December 31, 2009. There were no borrowings under this arrangement at December 31, 2009, compared to $276.0 million in short-term borrowings at the end of 2008. Advances under this arrangement are secured by certain real estate loans totaling $271.7 million. At December 31, 2009, the entire $108.5 million was available to the bank for future borrowings, subject to approval of the Federal Reserve. At December 31, 2009, the bank was no longer eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. In 2009, the bank reduced its borrowing capacity with the Federal Reserve discount window primarily as a result of additional collateral requirements imposed by the Federal Reserve discount window. To mitigate some of the effects of this reduction, the bank subsequently increased its credit line with the FHLB. There was no change in the level of credit available to the bank; however, advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. See Note 13 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Proceeds from our January 2009 sale of $135.0 million of the TARP Preferred Stock under the TARP CPP provided us with additional liquidity at that time. However, following an increase in credit costs and negative credit migration during the first half of 2009, our Board of Directors and management determined that the proceeds from the issuance of the TARP Preferred Stock did not provide sufficient capital. Management does not rely on any one source of liquidity and seeks to manage availability in response to changing balance sheet needs and market conditions.

Our liquidity may be negatively impacted by an inability to access the capital markets or by unforeseen demands on cash. Over the past few years, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through 2009, making it significantly more difficult for financial institutions to obtain funds by selling loans in the secondary market or through borrowings. In addition, our ability to access capital markets has been and will continue to be impacted by our significant losses in 2009, the anticipated continued deterioration in our loan portfolio through 2010, the requirements of the Consent Order, lower credit ratings and our capital structure. Our liquidity may be further strained if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or questions as to our ability to continue as a going concern.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to further reduce our loan portfolio, improve our risk profile, increase our regulatory capital ratios, and comply with the provisions of the Consent Order.   Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by further weakness in the financial markets and industry-wide reductions in liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 24 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data”. In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued certain guidance included in ASC 860-10 which will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. The guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued certain guidance, included in ASC 942-810, which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under the guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASC is effective for interim and annual periods beginning after December 15, 2009. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk” and in Note 25 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Central Pacific Financial Corp. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company entered into a consent order dated December 8, 2009 with its primary banking regulators that among other things restricts certain operations and requires the Company to increase its leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010 and maintain such levels thereafter. Failure to increase its capital ratios in accordance with its capital plan or further declines in its capital ratios exposes Central Pacific Financial Corp. to additional restrictions and regulatory actions, including seizure of Central Pacific Bank. This situation raises substantial doubt about Central Pacific Financial Corp.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
March 16, 2010

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks	$87,897	$107,270
Interest-bearing deposits in other banks	400,470	475
Investment securities:
Held to maturity, at amortized cost (fair value of $4,804 at December 31, 2009
and $8,759 at December 31, 2008)	4,704	8,697
Available for sale, at fair value	919,655	742,600
Total investment securities	924,359	751,297

Loans held for sale	83,830	40,108
Loans and leases	3,041,980	4,030,266
Allowance for loan and lease losses	(205,279)	(119,878)
Net loans and leases	2,836,701	3,910,388

Premises and equipment	75,189	81,059
Accrued interest receivable	14,588	20,079
Investment in unconsolidated subsidiaries	17,395	15,465
Other real estate	26,954	11,220
Goodwill	102,689	152,689
Other intangible assets	45,390	39,783
Bank-owned life insurance	139,811	135,371
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	39,839	42,400
Other assets	25,613	75,960
Total assets	$4,869,522	$5,432,361

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$638,328	$627,094
Interest-bearing demand	588,396	472,269
Savings and money market	1,195,815	1,057,881
Time	1,146,377	1,754,322
Total deposits	3,568,916	3,911,566

Short-term borrowings	242,429	279,450
Long-term debt	657,874	649,257
Other liabilities	54,314	55,748
Total liabilities	4,523,533	4,896,021

Equity:
Preferred stock, no par value, authorized 1,000,000 shares, issued and outstanding
135,000 shares at December 31, 2009 and none at December 31, 2008	128,975	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
30,328,764 shares at December 31, 2009 and 28,732,259 shares at December 31, 2008	405,355	403,176
Surplus	63,075	55,963
Retained earnings (accumulated deficit)	(257,931)	63,762
Accumulated other comprehensive income (loss)	(3,511)	3,390
Total shareholders' equity	335,963	526,291
Non-controlling interest	10,026	10,049
Total equity	345,989	536,340
Total liabilities and equity	$4,869,522	$5,432,361

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$201,573	$263,183	$308,720
Interest and dividends on investment securities:
Taxable interest	36,392	34,793	34,721
Tax-exempt interest	4,020	5,373	5,420
Dividends	10	44	247
Interest on deposits in other banks	233	12	170
Interest on Federal funds sold and securities purchased under agreements to resell	9	83	306
Dividends on Federal Home Loan Bank stock	-	464	293
Total interest income	242,237	303,952	349,877

Interest expense:
Interest on deposits:
Demand	1,351	860	556
Savings and money market	11,928	12,528	23,950
Time	29,267	48,917	69,467
Interest on short-term borrowings	548	6,563	1,616
Interest on long-term debt	24,621	33,129	42,390
Total interest expense	67,715	101,997	137,979

Net interest income	174,522	201,955	211,898
Provision for loan and lease losses	348,801	171,668	53,001
Net interest income (loss) after provision for loan and lease losses	(174,279)	30,287	158,897

Other operating income:
Service charges on deposit accounts	15,458	14,738	14,167
Other service charges and fees	14,187	14,062	13,178
Net gain on sales of residential loans	13,582	7,717	5,389
Income from bank-owned life insurance	5,249	4,876	5,821
Income from fiduciary activities	3,759	3,921	3,566
Loan placement fees	982	814	1,079
Equity in earnings of unconsolidated subsidiaries	759	561	703
Fees on foreign exchange	584	665	721
Investment securities gains (losses)	(74)	265	(1,715)
Other than temporary impairment on securities (net of $5,158 recognized in OCI for 2009)	(2,565)	-	-
Other	5,492	7,189	2,895
Total other operating income	57,413	54,808	45,804

Other operating expense:
Salaries and employee benefits	66,346	67,019	62,562
Goodwill impairment	50,000	94,279	48,000
Legal and professional services	13,989	12,138	9,137
Net occupancy	13,415	12,764	10,408
Foreclosed asset expense	8,651	7,360	-
Amortization and impairment of other intangible assets	6,123	8,412	4,992
Equipment	6,081	5,722	5,228
Write down of assets	4,963	23,796	-
Communication expense	4,317	4,484	4,266
Computer software expense	3,428	3,446	3,360
Advertising expense	3,266	3,358	2,582
Loss on sale of commercial real estate loans	-	1,874	-
Other	36,297	28,170	26,021
Total other operating expense	216,876	272,822	176,556

Income (loss) before income taxes	(333,742)	(187,727)	28,145
Income taxes (benefit)	(19,995)	(49,313)	22,339
Net income (loss)	$(313,747)	$(138,414)	$5,806
Preferred stock dividends and accretion	7,946	-	-
Net income (loss) available to common shareholders	$(321,693)	$(138,414)	$5,806

Per common share data:
Basic and diluted earnings (loss) per share	$(11.03)	$(4.83)	$0.19
Cash dividends declared	-	0.70	0.98

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008 & 2007

				Retained	Accumulated
				Earnings/	Other	Non
	Preferred	Common		(Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit)	Income (Loss)	Interests	Total
		(Dollars in thousands, except per share data)

Balance at December 31, 2006	$-	$430,904	$51,756	$270,624	$(15,145)	$13,130	$751,269

Components of comprehensive income:
Net income	-	-	-	5,806	-	-	5,806
Net change in unrealized gain (loss) on investment securities,
net of taxes of $6,020	-	-	-	-	9,001	-	9,001
Minimum pension liability adjustment, net of taxes of $(50)	-	-	-	-	(70)	-	(70)
Comprehensive income							14,737
Cash dividends ($0.98 per share)	-	-	-	(29,631)	-	-	(29,631)
177,745 shares of common stock issued in conjunction with
stock option exercises and restricted stock awards	-	2,182	-	-	-	-	2,182
1,400 shares of common stock purchased by directors'
deferred compensation plan	-	(43)	-	-	-	-	(43)
2,156,000 shares of common stock repurchased	-	(30,269)	-	(24,636)	-	-	(54,905)
Cumulative effect of change in accounting principal	-	-	-	481	-	-	481
18,529 shares of common stock issued under stock plans	-	530	-	-	-	-	530
Share-based compensation	-	-	2,857	-	-	-	2,857
Tax impact of stock options exercised	-	-	56	-	-	-	56
Non-controlling interests	-	-	-	-	-	(26)	(26)
Balance at December 31, 2007	$-	$403,304	$54,669	$222,644	$(6,214)	$13,104	$687,507

Components of comprehensive loss:
Net loss	-	-	-	(138,414)	-	-	(138,414)
Net change in unrealized gain (loss) on investment securities,
net of taxes of $927	-	-	-	-	1,383	-	1,383
Net change in unrealized gain (loss) on derivatives, net of
taxes of $9,942	-	-	-	-	14,864	-	14,864
Minimum pension liability adjustment, net of taxes of $(4,442)	-	-	-	-	(6,643)	-	(6,643)
Comprehensive loss							(128,810)
Cash dividends ($0.70 per share)	-	-	-	(20,112)	-	-	(20,112)
1,000 shares of common stock issued in conjunction with
stock option exercises and restricted stock awards	-	9	-	-	-	-	9
6,362 shares of common stock purchased by directors'
deferred compensation plan	-	(94)	-	-	-	-	(94)
100,000 shares of common stock repurchased	-	(1,404)	-	(356)	-	-	(1,760)
74,612 shares of common stock issued under stock plans	-	1,361	(833)	-	-	-	528
Share-based compensation	-	-	2,087	-	-	-	2,087
Tax impact of stock options exercised	-	-	40	-	-	-	40
Acquisition of non-controlling interest	-	-	-	-	-	(3,030)	(3,030)
Non-controlling interests	-	-	-	-	-	(25)	(25)
Balance at December 31, 2008	$-	$403,176	$55,963	$63,762	$3,390	$10,049	$536,340

Components of comprehensive loss:
Net loss	-	-	-	(313,747)	-	-	(313,747)
Net change in unrealized gain (loss) on investment securities	-	-	-	-	4,808	-	4,808
Net change in unrealized gain (loss) on derivatives	-	-	-	-	(14,811)	-	(14,811)
Minimum pension liability adjustment	-	-	-	-	3,102	-	3,102
Comprehensive loss							(320,648)
Issuance of 135,000 shares of preferred stock and related
warrants, net of costs	127,653	-	6,750	-	-	-	134,403
Preferred stock dividends and accretion	1,322	-	-	(7,946)	-	-	(6,624)
1,549,486 shares of common stock issued under common
stock offerings and stock plans, net of costs	-	2,255	-	-	-	-	2,255
26,061 shares of common stock purchased by directors'
deferred compensation plan	-	(76)	-	-	-	-	(76)
Share-based compensation	-	-	362	-	-	-	362
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2009	$128,975	$405,355	$63,075	$(257,931)	$(3,511)	$10,026	$345,989

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(313,747)	$(138,414)	$5,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	348,801	171,668	53,001
Goodwill impairment	50,000	94,279	48,000
Depreciation and amortization	8,410	8,060	7,161
Gain on sale of premises and equipment	(3,612)	-	-
Amortization and impairment of other intangible assets	6,123	8,412	4,992
Write down of assets	4,963	23,796	-
Foreclosed asset expense	8,651	7,360	-
Net amortization of investment securities	3,146	1,821	2,566
Deferred income tax expense (benefit)	21,900	(17,497)	(20,973)
Share-based compensation	362	2,087	2,857
Net loss (gain) on investment securities	74	(265)	1,715
Other than temporary impairment on securities	2,565	-	-
Net gain on sales of residential loans	(13,582)	(7,717)	(5,389)
Net loss on sale of commercial real estate loans	-	1,874	-
Proceeds from sales of trading securities	-	4,986	-
Proceeds from sales of loans held for sale	1,713,391	1,406,271	965,649
Originations of loans held for sale	(1,709,681)	(1,233,736)	(971,163)
Tax benefits from share-based compensation	-	(40)	(56)
Equity in earnings of unconsolidated subsidiaries	(759)	(561)	(703)
Increase in cash surrender value of bank-owned life insurance	(5,234)	(4,892)	(5,834)
Ineffective portion of derivative	(3,365)	(2,098)	-
Loss on counterparty financing transaction	-	2,841	-
Decrease (increase) in income tax receivable	2,561	(40,912)	(3,593)
Net change in other assets and liabilities	10,099	(13,335)	(4,004)
Net cash provided by operating activities	131,066	273,988	80,032
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	312,021	471,605	815,750
Proceeds from sales of investment securities available for sale	86,205	10,735	117,714
Purchases of investment securities available for sale	(526,043)	(406,155)	(924,595)
Proceeds from maturities of and calls on investment securities held to maturity	3,939	36,899	18,975
Proceeds from sales of investment securities held to maturity	-	454	-
Net loan principal repayments (loan originations)	328,353	(395,074)	(294,597)
Purchases of loans and loan portfolios	-	-	(13,721)
Proceeds from sales of loans originated for investment	278,580	112,871	-
Proceeds from sales of securitized residential mortgage loans	-	20,838	-
Proceeds from sales of other real estate	4,749	2,000	-
Purchase of bank-owned life insurance	-	(250)	(25,000)
Proceeds from bank-owned life insurance	794	1,224	1,774
Proceeds from sale of premises and equipment	7,207	-	-
Purchases of premises and equipment	(6,135)	(6,278)	(12,660)
Distributions from unconsolidated subsidiaries	582	667	630
Contributions to unconsolidated subsidiaries	(4,228)	(880)	(7,109)
Acquisition of businesses and non-controlling interests, net of cash acquired	-	(6,738)	(468)
Net cash provided by (used in) investing activities	486,024	(158,082)	(323,307)
Cash flows from financing activities:
Net increase (decrease) in deposits	(342,650)	(91,153)	158,236
Proceeds from long-term debt	100,000	30,000	250,000
Repayments of long-term debt	(91,093)	(271,291)	(73,404)
Net increase (decrease) in short-term borrowings	(37,021)	263,450	(63,308)
Cash dividends paid on common stock	-	(20,112)	(29,631)
Cash dividends paid on preferred stock	(2,362)	-	-
Tax benefits from share-based compensation	-	40	56
Repurchases of common stock	-	(1,760)	(54,905)
Net proceeds from issuance of common stock and stock option exercises	2,255	536	2,712
Net proceeds from issuance of preferred stock and warrants	134,403	-	-
Net cash provided by (used in) financing activities	(236,468)	(90,290)	189,756
Net increase (decrease) in cash & cash equivalents	380,622	25,616	(53,519)
Cash and cash equivalents:
At beginning of year	107,745	82,129	135,648
At end of year	$488,367	$107,745	$82,129

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$71,596	$106,746	$135,702
Income taxes	1,532	13,857	38,261
Cash received during the year for:
Income taxes	48,305	3,364	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$76	$94	$43
Net reclassification of loans to other real estate	27,725	17,842	-
Net transfer of loans to loans held for sale	33,850	167,354	-
Securitization of residential mortgage loans into trading mortgage backed securities	-	4,995	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	50,146	10,936	-
Dividends accrued on preferred stock	4,262	-	-
Accretion of preferred stock discount	1,322	-	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 37 branches and approximately 100 ATMs located throughout the state of Hawaii at December 31, 2009. The bank engages in a broad range of lending activities including originating commercial loans, construction loans, commercial and residential mortgage loans and consumer loans. However, in connection with the implementation of our recovery plan, which is described more fully below, we are focused on decreasing our loan portfolio through paydowns, restructuring and significantly reducing lending activity and operating as a smaller, more streamlined institution. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

We have a 50% ownership interest in each of the following mortgage brokerage companies: Pacific Access Mortgage, LLC; Lokahi Mortgage, LLC; Gentry HomeLoans, LLC; Towne Island Mortgage, LLC; Pacific Island HomeLoans, LLC; Hawaii Resort Lending, LLC; Laulima Financial, LLC; and Pacific Portfolio, LLC. These investments are accounted for using the equity method and are included in Investment in Unconsolidated Subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in Investment in Unconsolidated Subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $1.0 million and $16.4 million, respectively, at December 31, 2009 and $0.9 million and $14.6 million, respectively, at December 31, 2008. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance and provision for loan and lease losses, reserves for unfunded commitments and deferred income tax assets and income tax expense, as well as the valuation of investment securities, goodwill and other intangible assets and the related amortization thereon, pension liability and expense and fair value of financial instruments.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2009 presentation. Such reclassifications had no effect on the Company’s reported net income or shareholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, available for sale, or held to maturity. Securities are designated as held to maturity only if we have the positive intent and ability to hold these securities to maturity. Held to maturity debt securities are reported at amortized cost. Trading securities, of which we had none at December 31, 2009 and 2008, would be reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) (“AOCI”).

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

As a member of the FHLB, the bank is required to obtain and hold a specific number of shares of capital stock of the FHLB based on the amount of outstanding FHLB advances. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Loans Held for Sale

Loans held for sale consists of Hawaii residential mortgage loans, as well as residential and commercial construction loans. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis, while mainland residential and commercial construction loans are recorded at the lower of cost or fair value on an individual basis. Net fees and costs associated with originating and acquiring residential mortgage loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

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

The Allowance is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Our methodology for determining the adequacy of the Allowance takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets in which we operate. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. Such agencies may require that we recognize additions to the Allowance based on their judgments about information available to them at the time of their examination. Under the Stipulation to the Issuance of a Consent Order (the “Consent Order”), which the Board of Directors of Central Pacific Bank agreed to with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”), we recognized $21.0 million in incremental charge-offs and a resultant increase in the provision for loan losses related to certain loans. These additional charge offs were taken to reduce the value of certain doubtful and loss classified loans to amounts specified in the Consent Order. Under the Consent Order, the bank must maintain an adequate Allowance at all times.

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

Goodwill and Other Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing their respective fair values to their carrying values. Our impairment assessment of goodwill and other intangible assets involves, among other valuation methods, the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. We reconcile the estimated fair values of our reporting units to our total market capitalization plus a control premium. Estimating future cash flows and determining fair values of the reporting units is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Absent any impairment indicators, we perform our goodwill impairment test during the fourth quarter of each fiscal year.

Other intangible assets include core deposit premiums, mortgage servicing rights, customer relationships and non-compete agreements, which are carried at the lower of amortized cost or fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Core deposit premiums are amortized on an accelerated basis over a 14-year period. Mortgage servicing rights are recorded when loans are sold with servicing rights retained, thereby creating a right to receive loan servicing fees. These rights are periodically assessed for impairment. Any such indicated impairment is recognized in income during the period in which it occurs. Mortgage servicing rights are amortized over the period of estimated net servicing income. Customer relationships and non-compete agreements are amortized on a straight-line basis over estimated useful lives of ten and five years, respectively.

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

Non-Controlling Interest

Non-controlling interest is comprised of preferred stock issued to third parties by the Company’s subsidiaries, CPB Real Estate, Inc. and Citibank Properties, Inc.

Share Based Compensation

On January 1, 2006, we adopted the provisions within ASC Topic 718 “Compensation—Stock Compensation.” Under this guidance, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards and we recognize compensation expense for all share-based payment awards on a straight-line basis over their respective vesting period. See Note 16 to the Consolidated Financial Statements for further discussion of our stock-based compensation.

Income Taxes

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

We establish income tax contingencies reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes, and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

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

Recent Accounting Pronouncements

The Fair Value Measurements and Disclosures Topic, ASC 820-10-50, defers the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. We adopted the provisions of this ASC on January 1, 2009.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. ASC 805 established principles and requirements for financial reporting concerning business combinations. ASC 805 will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. ASC 805 is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805 amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of ASC 805. We adopted the provisions of this ASC on January 1, 2009.

In December 2007, the FASB issued ASC 810, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. ASC 810 amends ARB 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, ASC 810 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. ASC 810 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We adopted the provisions of this ASC on January 1, 2009.

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We adopted the provisions of this ASC on January 1, 2009.

In May 2009, the FASB issued an accounting standard to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. This change is effective for interim and annual periods ending after June 15, 2009, and was effective for the Company as of June 30, 2009. This accounting standard was subsequently codified into ASC Topic 855 “Subsequent Events”, and the adoption of the amendment did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued ASU 2009-01, Topic 105 Generally Accepted Accounting Principles - Amendments Based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. Under this ASU, The FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. For SEC registrants, rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On September 15, 2009, the effective date of this ASU, the Codification superseded all then-existing non-SEC accounting and reporting standards unless a particular accounting or reporting standard was specifically grandfathered into the Codification as authoritative GAAP. All other non-grandfathered non-SEC accounting literature not included in the Codification is no longer authoritative. In the FASB’s view, the issuance of this ASU and the Codification does not change GAAP (except in limited instances not applicable to public nongovernmental entities).

The adoption of the pronouncements described above did not have a material impact on our consolidated financial statements.

2.	GOING CONCERN AND REGULATORY MATTERS

We continue to operate in a difficult environment, and have been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy. Deterioration in the Hawaii and California commercial real estate markets and related declines in property values in those markets have had a negative impact on our operating results for the past two years.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are under the Consent Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including regulatory take-over. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including regulatory action and the ability of management to achieve its recovery plan, which is discussed below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Regulatory Action

In December 2009, the members of the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and DFI, which requires the bank to improve its capital position, asset quality, liquidity and management oversight, among other matters. In addition to the capital ratio requirements and contingency plan development described above, the bank must also maintain an adequate allowance for loan and lease losses at all times and the amount of commercial real estate loans, particularly land development and construction loans must be reduced systematically. The bank must also obtain approval from the FDIC and DFI for the payment of cash dividends by the bank to Central Pacific Financial Corp.

In addition, Central Pacific Financial Corp. continues to be subject to the memorandum of understanding (“MOU”) effective April 1, 2009 with the Federal Reserve Bank of San Francisco (the “FRBSF”) and the DFI. The issues required to be addressed by management overlap to a large extent with those contained in the Consent Order and include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, to re-evaluate, develop and implement strategic and other plans and to increase and maintain the bank’s leverage capital ratio at or above 9%. The MOU also includes our agreement to obtain the approval of the FRBSF and the DFI for Central Pacific Financial Corp. to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our trust preferred securities. As a result of the FRBSF’s December 2009 examination of Central Pacific Financial Corp., we anticipate that we will consent to a formal enforcement order with the FRBSF. We do not expect to receive a draft of such enforcement order until after the formal examination report is received and we are not able to determine the full extent of that order until a draft of such has been received.

Recovery Plan

The Company has aggressively pursued various available alternatives to improve its capital ratios, including raising capital and reducing assets. While we received interest from potential private equity investors, our Board has determined that consummation of a transaction on the terms and conditions proposed to date is not likely in the near-term. Accordingly, our Board determined that the immediate implementation of our recovery plan, while continuing to seek new capital, is in the best interest of our stakeholders. The recovery plan, which was developed with the assistance of our outside advisors, is designed to improve the Company’s financial health and capital ratios by downsizing the bank and focusing on the bank’s core businesses and traditional markets in Hawaii.

Key elements of the recovery plan include, but are not limited to:

•	Aggressively manage the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrink the bank’s balance sheet, including the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reduce the bank's loan portfolio through paydowns, restructuring and significantly reducing lending activity, and

•	Significantly lower operating costs to align with the restructured business model.

Our Board has formed a recovery committee, chaired by Mr. Paul Kosasa, a director of both CPF and the bank, to ensure the implementation and successful execution of the recovery plan, monitor the progress of capital raising efforts, and to actively engage in the Company’s strategic initiatives.

While implementing the above actions will not achieve the leverage capital and Tier 1 risk-based capital mandates of 10% and 12%, respectively, by March 31, 2010, as required by the Consent Order, these actions are designed to reduce the capital needs of the bank by reducing its balance sheet and establishing a more streamlined and focused organization with a reduced infrastructure. However, there is no assurance that the recovery plan will be acceptable to our regulators, that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern.

Liquidity

At December 31, 2009, the Company has cash and cash equivalents of $488.4 million. We also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the Federal Home Loan Bank, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. As further discussed in Notes 13, 14, and 15, the Company’s liquidity position may be adversely affected by dividend limitations imposed on us and our access to these funding sources. Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, as discussed above, and more specifically, our ability to further reduce our loan portfolio, improve our risk profile, increase our regulatory capital ratios, and comply with the provisions of the Consent Order.

3.	BUSINESS COMBINATIONS

Hawaii HomeLoans, Inc.

Pursuant to the Agreement of Acquisition by and between Central Pacific Bank and HHL (the “Agreement”), we completed the acquisition of HHL on August 17, 2005 for approximately $8.3 million, net of cash acquired. The Agreement provides for additional purchase consideration resulting from earnout and overage provisions tied to future mortgage loan origination volumes. No payments were made in 2009 and no additional purchase consideration is due under the Agreement. During 2008 and 2007, we made earnout payments of approximately $1.4 million and $0.5 million, respectively, in accordance with the provisions of the Agreement.

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

4.	RESERVE REQUIREMENTS

Central Pacific Bank is required by the FRBSF to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2009 and 2008 was $77.2 million and $61.9 million, respectively.

5.	INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
2009
Held to Maturity
States and political subdivisions	$500	$2	$-	$502
U.S. Government sponsored entities mortgage-backed securities	4,204	98	-	4,302
Total	$4,704	$100	$-	$4,804

Available for Sale
U.S. Government sponsored entities debt securities	$207,292	$1,010	$(659)	$207,643
States and political subdivisions	51,449	375	(339)	51,485
U.S. Government sponsored entities mortgage-backed securities	600,507	14,088	(1,507)	613,088
Non-agency collateralized mortgage obligations	52,691	-	(6,222)	46,469
Other	984	-	(14)	970
Total	$912,923	$15,473	$(8,741)	$919,655

2008
Held to Maturity
States and political subdivisions	$1,984	$8	$-	$1,992
U.S. Government sponsored entities mortgage-backed securities	6,713	68	(14)	6,767
Total	$8,697	$76	$(14)	$8,759

Available for Sale
U.S. Government sponsored entities debt securities	$98,819	$1,335	$(225)	$99,929
States and political subdivisions	126,427	1,003	(3,040)	124,390
U.S. Government sponsored entities mortgage-backed securities	403,031	8,615	(338)	411,308
Non-agency collateralized mortgage obligations	111,308	-	(5,217)	106,091
Other	1,106	-	(224)	882
Total	$740,691	$10,953	$(9,044)	$742,600

The amortized cost and estimated fair value of investment securities at December 31, 2009 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$-	$-
Due after one year through five years	500	502
Mortgage-backed securities	4,204	4,302
Total	$4,704	$4,804

Available for Sale
Due in one year or less	$10,585	$10,785
Due after one year through five years	148,601	148,521
Due after five years through ten years	77,527	77,991
Due after ten years	22,028	21,831
Mortgage-backed securities	653,198	659,557
Other	984	970
Total	$912,923	$919,655

Proceeds from sales of investment securities available for sale were $86.2 million, $10.7 million and $117.7 million in 2009, 2008 and 2007, respectively, resulting in gross realized gains of $0.6 million and $0.1 million in 2009 and 2008, respectively, and gross realized losses of $0.7 million, $0.1 million and $1.7 million in 2009, 2008 and 2007, respectively. There were no gross realized gains in 2007. The basis for the cost of all securities sold was determined using the specific identification method.

Investment securities of $747.4 million and $655.6 million at December 31, 2009 and 2008, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

In 2009, we repositioned our investment portfolio to reduce the portfolio’s credit risk.  We sold $34.4 million in available for sale non-agency collateralized mortgage obligations at a weighted average price of 99.4% of book value. Proceeds of the sale were reinvested into the portfolio in AAA rated, government backed securities. As a result of the sale, we recorded a loss of $0.2 million.  In addition, we sold 60 available for sale municipal securities, totaling $51.8 million, resulting in a gain of $0.1 million. Reducing our exposure to non-agency collateralized mortgage obligations and municipal securities improves the credit risk profile of our investment portfolio.

In 2008, certain available for sale securities totaling $27.8 million were pledged as collateral under a $25.0 million collateralized borrowing with LBI. The borrowing, in the form of a repurchase agreement, was terminated as LBI filed for bankruptcy in September 2008 and was subsequently placed in a SIPC liquidation proceeding. The filing of the SIPC liquidation proceeding was considered an event of default under the repurchase agreement. In 2008, we recognized a pre-tax loss of $2.8 million, which represents the difference between the pledged amount of securities and the amount of the borrowing, as we have determined that likelihood of receiving any remuneration as an unsecured creditor of LBI is remote.

There were a total of 40 and 67 securities in an unrealized loss position at December 31, 2009 and 2008, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2009 and 2008:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At December 31, 2009:
U.S. Government sponsored entities
debt securities	$89,172	$(659)	$-	$-	$89,172	$(659)
States and political subdivisions	6,956	(197)	3,696	(142)	10,652	(339)
U.S. Government sponsored entities
mortgage-backed securities	70,213	(1,504)	55	(3)	70,268	(1,507)
Non-agency collateralized mortgage obligations	7,624	(162)	38,845	(6,060)	46,469	(6,222)
Other	-	-	970	(14)	970	(14)
Total temporarily impaired securities	$173,965	$(2,522)	$43,566	$(6,219)	$217,531	$(8,741)

At December 31, 2008:
U.S. Government sponsored entities
debt securities	$9,969	$(31)	$13,598	$(194)	$23,567	$(225)
States and political subdivisions	44,933	(3,021)	536	(19)	45,469	(3,040)
U.S. Government sponsored entities
mortgage-backed securities	7,525	(30)	18,956	(322)	26,481	(352)
Non-agency collateralized mortgage obligations	53,388	(3,343)	52,703	(1,874)	106,091	(5,217)
Other	882	(224)	-	-	882	(224)
Total temporarily impaired securities	$116,697	$(6,649)	$85,793	$(2,409)	$202,490	$(9,058)

The declines in market value were primarily attributable to a widening of credit spreads on investment securities as investors sought higher returns on investments as a result of the declining national economy. Since the Company has the ability and intent to hold all of these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. The Company’s ability to hold all of these investments until recovery is supported by the availability of secondary funding sources including borrowing arrangements with the FHLB and the Federal Reserve discount window.

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

State and Political Subdivisions

Included in the fixed income portfolio as of December 31, 2009 were $38.2 million of state and local government obligations with an overall credit rating of AA. The following table details the credit quality rating of our municipal securities portfolio as rated by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”) such as S&P, Moody’s and Fitch.

		General	Revenue
		Obligation	Bonds	Total
		(Dollars in thousands)
Ratings:
	Pre-Refunded, Escrowed to Maturity (1)	$4,295	$1,095	$5,390
	AAA	10,804	1,639	12,443
	AA	7,344	621	7,965
	A	7,422	874	8,296
	BBB	1,564	927	2,491
	Other	1,100	523	1,623
	Total	$32,529	$5,679	$38,208

(1)	Pre-refunded municipal securities are considered high credit quality as source of
	payment to the bondholder is transferred to cash and securities deposited in
	accordance with the indenture and any escrow agreement.

At December 31, 2009, there were seven municipal securities that were in an unrealized loss position less than 12 months. Of these seven securities, five municipal bonds carry an investment grade rating by at least one of the recognized rating agencies and two municipal bonds had their ratings withdrawn by at least one of the recognized rating agencies. Municipal securities in an unrealized loss position 12 months or longer at December 31, 2009 consisted of three securities. Of these three securities, one was rate A and two were rated BBB+. The unrealized losses associated with these securities were due to an increase in credit spreads as a result of a decline in credit quality of the monoline insurer and not the credit quality of the municipal issuer. Recovery of the carrying values of these securities is expected as credit spreads return to normal levels as these securities approach their maturity dates or as valuations for such securities improve as market yields change.

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

Non-Agency Collateralized Mortgage Obligations

The non-agency collateralized mortgage obligations portfolio consist of fixed rate, senior tranches of prime residential mortgage collateral. Non-agency collateralized mortgage obligations have a risk of loss when the securities exhibit high rates of delinquencies, foreclosures, as well as losses on sale of foreclosed properties.  In order to reduce risk of loss on these investments, all of our non-agency collateralized mortgage obligations contain one or more of the following forms of credit protection:

•
Cross-collateralization – Where the structure of the non-agency collateralized mortgage obligations contains more than one pool class, in which the subordination of the various classes may provide additional support to cover any losses that may occur.

•
Subordination – Where the non-agency collateralized mortgage obligations are structured such that the payments to the junior classes are subordinated to senior classes to support the cash flows to the senior classes.

The following table summarizes our non-agency collateralized mortgage obligations by underlying collateral type:

Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency (1) (2)	Current Weighted Average Credit Enhancement (1) (3)
	(Dollars in thousands)

2006	2	$40,600	$38,611	$33,269	$(5,342)	12.07%	4.88%
2005	2	14,171	14,062	13,182	(880)	4.59	3.73
2003 and prior	1	18	18	18	-	-	-
Total	5	$54,789	$52,691	$46,469	$(6,222)	10.13%	4.58%

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

The unrealized losses on our investment in non-agency collateralized mortgage obligations were caused in part by increases in credit spreads due to the decline in credit ratings on these securities. However, all of our non-agency collateralized mortgage obligations are performing and have received all principal and interest payments.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as non-agency collateralized mortgage obligations. Due to current market conditions, all of our non-agency collateralized mortgage obligations are considered to be illiquid.

During the second quarter of 2009, we identified three available for sale non-agency collateralized mortgage obligations that were considered other-than-temporarily impaired. To determine the write down on these securities, we projected cash flows for each of the non-agency collateralized mortgage obligations and discounted the cash flows at the original purchased yield. We analyzed each security’s underlying collateral, year of origination, deal structure, geographic location of loan pools, credit scores, and actual loss severity percentages, among other inputs, to assign a probability of default and loss severity for each security. These default assumptions were then used to determine the projected cash flow of these securities. If the net present value of the cash flows were less than the cost basis of the respective securities, the difference was considered credit related losses and recorded through earnings. The total OTTI on these securities as of December 31, 2009 was approximately $7.7 million, of which $2.6 million was determined to be credit related and recognized through earnings in the second quarter of 2009. The remaining $5.2 million was recognized as a component of AOCI. There were no OTTI losses associated with any of our investment securities at December 31, 2008.

The following table sets forth information regarding the changes in OTTI losses related to credit and recognized in earnings for the period indicated:

Year Ended
December 31, 2009
(Dollars in thousands)

Balance at beginning of year	$-
Additions:
Initial credit impairments	2,565
Balance at end of year	$2,565

6.	LOANS

Loans, excluding loans held for sale, consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Commercial, financial & agricultural	$260,784	$384,473
Real estate:
Construction	813,333	1,127,162
Mortgage - residential	823,274	1,073,039
Mortgage - commercial	972,537	1,215,857
Consumer	136,090	180,131
Leases	41,803	58,411
	3,047,821	4,039,073
Unearned income	(5,841)	(8,807)
Total loans and leases	$3,041,980	$4,030,266

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$1,746	$2,149
Additions	16,504	749
Repayments	(4,832)	(1,152)
Other	(411)	-
Balance, end of year	$13,007	$1,746

Impaired loans requiring an allowance for loan and lease losses at December 31, 2009 and 2008 (see Note 7 for related allowance for loan and lease losses for impaired loans) amounted to $293.2 million and $90.6 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan and lease losses amounted to $185.7 million and $82.5 million at December 31, 2009 and 2008, respectively. The average recorded investment in impaired loans was $227.4 million, $93.6 million and $13.6 million in 2009, 2008 and 2007, respectively. Interest income recognized on impaired loans was $2.1 million, $1.0 million and $1.0 million in 2009, 2008 and 2007, respectively.

Nonaccrual loans, including loans held for sale, at December 31, 2009 and 2008 totaled $472.9 million and $132.6 million, respectively. Interest income totaling $0.2 million, $0.1 million and $0.9 million was recognized on these loans in 2009, 2008 and 2007, respectively. Additional interest income of $18.4 million, $6.7 million and $2.1 million would have been recognized in 2009, 2008 and 2007, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.2 million, $0.2 million and $0.3 million was collected and recognized on charged-off loans in 2009, 2008 and 2007, respectively.

Accruing loans delinquent for 90 days or more at December 31, 2009 and 2008 totaled $3.3 million and $1.1 million, respectively.

Restructured loans included in non-performing assets at December 31, 2009 consisted of eight mainland construction and commercial real estate loans with a combined principal balance of $38.5 million, 12 Hawaii construction and commercial real estate loans with a combined principal balance of $59.8 million, one Hawaii commercial loan with a principal balance of $1.0 million and 16 Hawaii residential mortgage loans with a combined principal balance of $6.7 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to a weakening of the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $6.7 million of restructured loans still accruing interest at December 31, 2009, including one residential mortgage loan of $0.4 million that was more than 90 days delinquent. There were no restructured loans still accruing interest at December 31, 2008.

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the Allowance were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$119,878	$92,049	$52,280
Provision for loan and lease losses	348,801	171,668	53,001
	468,679	263,717	105,281

Charge-offs	(265,708)	(145,686)	(16,192)
Recoveries	2,308	1,847	2,960
Net charge-offs	(263,400)	(143,839)	(13,232)

Balance, end of year	$205,279	$119,878	$92,049

The increase in the Allowance in each of the periods presented was primarily due to increased risk volatility and downward risk rating migration in our loan portfolios with direct exposure to the real estate markets in which we serve. In 2009, risk rating migration accelerated at a faster pace than originally anticipated. In particular, we experienced adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios and heightened delinquencies in our residential mortgage and consumer loan portfolios. The increase in our Allowance for each of the periods presented was necessary in response to uncertain economic conditions present at the time and continued deterioration in the Hawaii and California real estate markets. In addition, to comply with the provisions of the Consent Order, we recognized $21.0 million in incremental charge-offs and a resultant increase in the Provision related to certain loans. These additional charge offs were taken to reduce the value of certain doubtful and loss classified loans to amounts specified in the Consent Order. We expect our credit costs to remain at elevated levels through 2010.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$19,185	$14,557	$446
Provision for loan and lease losses	32,633	17,476	14,557
Other changes	(13,465)	(12,848)	(446)
Balance, end of year	$38,353	$19,185	$14,557

The amounts of other changes represent the net transfer of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2009 and 2008, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $6.9 million and $5.2 million at December 31, 2009 and 2008, respectively.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Consent Order. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

8.	SECURITIZATIONS

In 2009 and 2008, we securitized certain residential mortgage loans with an outstanding principal balance of $50.1 million and $36.5 million, respectively, with a U.S. government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans. We recorded $0.5 million of servicing assets related to these securitizations during 2009 and 2008. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income.

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $56.2 million and $11.1 million at December 31, 2009 and 2008, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized losses of $0.5 million and unrealized gains of $0.3 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2009 and 2008, respectively. During 2008, we recognized a gain of $0.3 million on the sale of securitized mortgage-backed securities.

9.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Land	$13,726	$17,321
Office buildings and improvements	101,677	99,534
Furniture, fixtures and equipment	34,942	35,380
	150,345	152,235
Accumulated depreciation and amortization	(75,156)	(71,176)
Net premises and equipment	$75,189	$81,059

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net occupancy	$4,148	$4,034	$3,808
Equipment	4,262	4,026	3,353
Total	$8,410	$8,060	$7,161

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows:

	Year Ended December 31,
	2009			2008
	Hawaii	Commercial		Hawaii	Commercial
	Market	Real Estate	Total	Market	Real Estate	Total
	(Dollars in thousands)

Balance, beginning of period	$152,689	$-	$152,689	$150,423	$94,279	$244,702
Additions	-	-	-	2,008	-	2,008
Adjustments	-	-	-	258	-	258
Impairment charges	(50,000)	-	(50,000)	-	(94,279)	(94,279)
Balance, end of period	$102,689	$-	$102,689	$152,689	$-	$152,689

In the third quarter of 2009, we experienced a significant decline in our market capitalization which we determined was an indicator that an impairment test was required. As a result of our impairment test at September 30, 2009, we determined that the goodwill associated with our Hawaii Market reporting unit was impaired and we consequently recorded a non-cash charge of $50.0 million in the third quarter of 2009. In the fourth quarter of 2009, we experienced a further decline in our market capitalization. Despite the decline in our market capitalization, we concluded that our goodwill was not impaired as of December 31, 2009. However, given the uncertainty surrounding our ability to comply with the terms of the Consent Order, there is a high likelihood that we may conclude that our remaining goodwill balance will be impaired as of March 31, 2010.

The reconciliation of fair value estimates of our reporting units to our total market capitalization in the third and fourth quarters of 2009 included implied control premiums of 5.3% and 2.2%, respectively. We compared this implied control premium to observable transaction premiums for other financial institutions from publicly available data sources and concluded that it was reasonable.

In 2008, we also experienced a decline in our market capitalization. Accordingly, we performed an impairment test and determined that the remaining goodwill associated with our Commercial Real Estate reporting segment was impaired and we recorded a charge of $94.3 million in 2008. Following the impairment charge, there was no goodwill assigned to our Commercial Real Estate reporting segment.

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

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the periods presented:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance as of December 31, 2007	$28,750	$11,222	$-	$-	$39,972
Additions (deductions)	-	6,523	1,400	300	8,223
Impairment charge	-	(3,416)	-	-	(3,416)
Amortization	(2,674)	(2,222)	(70)	(30)	(4,996)
Balance as of December 31, 2008	$26,076	$12,107	$1,330	$270	$39,783
Additions (deductions)	-	11,730	-	-	11,730
Amortization	(2,675)	(3,248)	(140)	(60)	(6,123)
Balance as of December 31, 2009	$23,401	$20,589	$1,190	$210	$45,390

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(21,241)	$23,401	$44,642	$(18,566)	$26,076
Mortgage servicing rights	35,357	(14,768)	20,589	23,627	(11,520)	12,107
Customer relationships	1,400	(210)	1,190	1,400	(70)	1,330
Non-compete agreements	300	(90)	210	300	(30)	270
Total	$81,699	$(36,309)	$45,390	$69,969	$(30,186)	$39,783

Based on our other intangible assets held as of December 31, 2009, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2010	$2,674	$2,221	$140	$60	$5,095
2011	2,674	2,345	140	60	5,219
2012	2,674	2,057	140	60	4,931
2013	2,674	1,805	140	30	4,649
2014	2,674	1,587	140	-	4,401
Thereafter	10,031	10,574	490	-	21,095
Total	$23,401	$20,589	$1,190	$210	$45,390

At December 31, 2009, there were no events or changes in circumstances that would indicate that the assets assigned to our Hawaii Market reporting unit, which includes the entire core deposit premium, were not recoverable.

We have elected to use the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $11.7 million, $6.5 million and $1.4 million in 2009, 2008 and 2007, respectively. Amortization and impairment of the servicing rights are reported as amortization and impairment of other intangible assets in our consolidated statements of operations. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Fair market value, beginning of period	$12,107	$12,431
Fair market value, end of period	23,019	12,107
Weighted average discount rate	8.6%	9.2%
Weighted average prepayment speed assumption	12.2	15.7

At December 31, 2008, the fair value of our mortgage servicing rights was less than the related net carrying value primarily due to increased delinquency and accelerated prepayment speed assumptions, which indicated that the mortgage servicing rights was impaired. Accordingly, we recorded an impairment charge of $3.4 million in 2008 which was assigned to our Hawaii Market reportable segment. There were no indicators of impairment of the carrying value of our mortgage servicing rights in 2009.

Fair values at December 31, 2009 and 2008 reflected approximately $2.5 billion and $1.8 billion in loans serviced for others, respectively.

11.	DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCI and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain will be recognized into income over the original contract period of January 2013 using the effective yield method and we expect to reclassify $6.7 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2009, we were a party to interest rate lock and forward sale commitments on $89.9 million and $75.2 million of mortgage loans, respectively. At December 31, 2008, we were a party to interest rate lock and forward sale commitments on $388.9 million and $91.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2009	Fair Value at December 31, 2008	Fair Value at December 31, 2009	Fair Value at December 31, 2008
		(Dollars in thousands)

Interest rate contracts	Other assets	$-	$26,903	$-	$-

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets /	$1,035	$3,815	$1,217	$1,314
	other liabilities

Total derivatives		$1,035	$30,718	$1,217	$1,314

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Year Ended December 31, 2009
Interest rate contracts	$(14,811)	$810	$3,365

Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year Ended December 31, 2009
Interest rate contracts	Other operating income	$(3,568)

12.	DEPOSITS

Time deposits of $100,000 or more, including brokered deposits, totaled $0.6 billion and $1.1 billion at December 31, 2009 and 2008, respectively.

Interest expense on certificates of deposits of $100,000 or more, including brokered deposits, totaled $13.8 million, $30.3 million and $46.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Maturities of time deposits of $100,000 or more, including brokered deposits, as of December 31, 2009 were as follows (in thousands):

Three months or less	$283,677
Over three through six months	105,052
Over six through twelve months	156,783
2011	48,902
2012	10,076
2013	732
2014	4,960
Thereafter	-
Total	$610,182

At December 31, 2009 and 2008, overdrawn deposit accounts totaling $4.2 million and $7.6 million, respectively, have been reclassified as loans on the consolidated balance sheets.

13.	SHORT-TERM BORROWINGS

Federal funds purchased generally mature on the day following the date of purchase.

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days or less at December 31, 2009 were treated as financings, and the obligations to repurchase the identical securities sold were reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to our control. As of December 31, 2009, securities sold under agreements to repurchase are all with government entities at a weighted average maturity of 46 days.

At December 31, 2009, other short-term borrowings consist of the Treasury Tax and Loan balance of $2.8 million, which represents tax payments collected on behalf of the U.S. government. At December 31, 2009, our bank had additional unused borrowings available at the Federal Reserve discount window of approximately $108.5 million, subject to approval of the Federal Reserve. At December 31, 2008, other short-term borrowings consisted of borrowings of $276.0 million from the Federal Reserve discount window and the Treasury Tax and Loan balance of $2.5 million. At December 31, 2009, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. Treasury Tax and Loan balances bear market interest rates and are callable at any time. At December 31, 2008, the FRBSF borrowings bear a fixed interest rate of 0.50%. There were no short-term FHLB advances outstanding at December 31, 2009 and 2008. Interest expense on short-term FHLB advances were nil, $5.5 million and 1.5 million in 2009, 2008 and 2007, respectively.

A summary of short-term borrowings follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$-	$-	$12,000
Average amount outstanding during year	-	8,726	1,111
Highest month-end balance during year	-	35,000	25,000
Weighted average interest rate on balances
outstanding at December 31	-	-	3.00%
Weighted average interest rate during year	-	2.83%	4.88%

Securities sold under agreements to repurchase
Amount outstanding at December 31	$239,669	$1,000	$1,000
Average amount outstanding during year	129,802	1,000	1,000
Highest month-end balance during year	263,669	1,000	1,000
Weighted average interest rate on balances
outstanding at December 31	0.21%	2.00%	3.25%
Weighted average interest rate during year	0.23%	3.09%	3.65%

Other short-term borrowings
Amount outstanding at December 31	$2,760	$278,450	$3,000
Average amount outstanding during year	57,918	282,731	28,530
Highest month-end balance during year	279,725	474,656	97,825
Weighted average interest rate on balances
outstanding at December 31	0.00%	0.50%	3.59%
Weighted average interest rate during year	0.43%	2.22%	5.35%

14.	LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Federal Home Loan Bank advances	$549,625	$541,008
Subordinated debentures	108,249	108,249
Securities sold under agreement to repurchase	-	-
	$657,874	$649,257

FHLB advances outstanding at December 31, 2009 and 2008 carried weighted average interest rates of 3.55% and 4.22%, respectively. FHLB advances outstanding at December 31, 2009 were secured by interest-bearing deposits at the FHLB of $0.3 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $121.7 million and certain real estate loans totaling $1.2 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2009, our bank had additional unused FHLB advances available of approximately $366.6 million; however, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings. Interest expense on FHLB advances were $20.7 million, $25.8 million and $32.5 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, FHLB advances totaling $180.0 million were putable at the option of the FHLB on a quarterly basis. The putable advances bear fixed interest rates from 2.85% to 5.06%, with maturity dates ranging from December 2010 to November 2012.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank is required to deliver certain original loan documents to the FHLB for the collateral securing advances. This change in collateral arrangement does not affect the level of credit available to the bank. The maximum borrowing term allowed to the bank was also reduced from two years to one year.

In March 2003, we created a wholly-owned statutory trust, CPB Capital Trust I (“Trust I”). Trust I issued $15.0 million in trust preferred securities. The Trust I trust preferred securities bear an interest rate of three-month LIBOR plus 3.25%, and mature on April 7, 2033. The principal assets of Trust I are $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust I trust preferred securities. Trust I issued $0.5 million of common securities to the Company.

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II (“Trust II”) and CPB Statutory Trust III (“Trust III”). Trust II issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7 2033. The principal assets of Trust II are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. Trust II issued $0.6 million of common securities to the Company.

Trust III issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The principal assets of Trust III are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. Trust III issued $0.6 million of common securities to the Company.

In September 2004, we created a wholly-owned statutory trust, CPB Capital Trust IV (“Trust IV”). Trust IV issued $30.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust IV trust preferred securities. Trust IV issued $0.9 million of common securities to the Company.

In December 2004, we created a wholly-owned statutory trust, CPB Statutory Trust V (“Trust V”). Trust V issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust V trust preferred securities. Trust V issued $0.6 million of common securities to the Company.

The trust preferred securities, the subordinated debentures that are the assets of Trusts I, II, III, IV and V and the common securities issued by Trusts I, II, III, IV and V are redeemable in whole or in part on any January 7, April 7, July 7, or October 7 on or after April 7, 2008 for Trust I, on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. The FRB has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At December 31, 2009, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $1.8 million.

In January 2004, our statutory trusts were deconsolidated from our financial statements. This resulted in the removal of the trust preferred securities from the long-term debt category of our balance sheets and the addition of our subordinated debentures.

Securities sold under agreements to repurchase are accounted for as financing transactions, and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. The securities underlying the agreements to repurchase are reflected as assets of the Company and are held in collateral accounts with third-party custodians.

At December 31, 2009, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2010	$141,349
2011	181,347
2012	201,233
2013	18,575
2014	822
Thereafter	114,548
Total	$657,874

15.	EQUITY

On August 26, 1998, our Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) that entitled holders of common stock to receive one right for each share of common stock outstanding as of September 16, 1998. When exercisable, each right entitled the registered holder to purchase from the Company one two-hundredth (1/200th) of a share of the Company’s Junior Participating Preferred Stock, Series A, no par value per share, at a price of $37.50 per one two-hundredth (1/200th) of a share, subject to adjustment. The Rights Plan was designed to ensure that shareholders receive fair and equal treatment in the event of unsolicited or coercive attempts to acquire the Company. The Rights Plan was also intended to guard against unfair tender offers and other abusive takeover tactics. The Rights Plan was not intended to prevent an acquisition bid for the Company on terms that are fair to all shareholders. All rights expired unexercised in March 2009.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 1,200,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during 2009. Although a total of 1,100,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2009, the Company is not currently permitted to make any repurchases under the terms of the junior subordinated debentures related to the trust preferred securities as a result of the deferral of interest thereon and does not plan to do so for the foreseeable future.

In January 2009, as part of the TARP’s CPP, we issued and sold to the U.S. Treasury (i) 135,000 shares of the TARP Preferred Stock, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant (the “TARP Warrant”) to purchase up to 1,585,748 shares of the Company’s voting common stock, no par value, at an exercise price of $12.77 per share, for an aggregate purchase price of $135.0 million in cash. This capital is considered Tier 1 capital and ranks senior to common stock.

The TARP Preferred Stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. The TARP Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the shares. The TARP Preferred Stock can be redeemed at the issuer’s option after three years for the liquidation amount plus any accrued and unpaid dividends. Prior to the end of three years, the TARP Preferred Stock may be redeemed at the issuer’s option with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred stock or common stock. Redemption of the preferred stock can occur only if the stock is replaced with a similar class of capital. Dividends paid on the TARP Preferred Stock are cumulative. The TARP Warrant has a ten year term and is exercisable immediately, in whole or in part, over the term of ten years.  Any common shares issued under the exercise of the warrant are voting shares.  The terms of TARP also include certain limitations on executive compensation.

In conjunction with the issuance of the TARP Preferred Stock and TARP Warrant, the TARP Warrant was allocated a portion of the $135.0 million issuance proceeds as required by current accounting standards. The proceeds were allocated to the TARP Preferred Stock and surplus based on their relative fair values. Accordingly, the value of the TARP Warrant was determined to be $6.75 million, which was allocated from the proceeds and recorded in surplus on our consolidated balance sheet. This non-cash amount is considered a discount on the TARP Preferred Stock and is accreted against retained earnings over a five year period using the interest method and is reflected in our consolidated statement of operations as preferred stock dividends and accretion. For the year ended December 31, 2009, we recorded $1.3 million in accretion of the preferred stock discount. The warrant is included in our diluted average common shares outstanding (subject to anti-dilution).

During the third quarter of 2009, we suspended the payment of cash dividends on our outstanding TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred dividends on our outstanding TARP Preferred Stock. At December 31, 2009, accrued dividends on our outstanding TARP Preferred Stock amounted to $4.3 million.

In the past, we paid regular quarterly cash dividends on our common stock. However, on January 28, 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, the DFI and the U.S. Treasury and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Accordingly, we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. Central Pacific Bank, in addition to obtaining approval from the FDIC and DFI, and is not permitted under Hawaii law to pay dividends except out of retained earnings. Given that the bank had an accumulated deficit of approximately $242.1 million at December 31, 2009, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

On October 22, 2009, we obtained shareholder approval to amend our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100 million to 185 million shares.

16.	SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Salaries and employee benefits	$362	$2,087	$2,857
Income tax benefit	-	(836)	(1,145)
Net share-based compensation effect	$362	$1,251	$1,712

The Company’s share-based compensation arrangements are described below:

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

At December 31, 2009, 2008 and 2007, a total of 1,291,075, 1,433,348, and 1,775,829 shares, respectively, were available for future grants.

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

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected volatility	58.0%	32.0%	33.1%
Risk free interest rate	2.8%	2.8%	4.5%
Expected dividends	0.9%	5.4%	2.9%
Expected life (in years)	5.9	6.5	7.4
Weighted average fair value	$1.66	$3.47	$11.20

The following is a summary of option activity for our stock option plans for the year ended December 31, 2009:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2009	902,398	$26.48
Changes during the year:
Granted	226,788	3.33
Expired	(72,584)	29.44
Forfeited	(42,502)	24.67
Outstanding at December 31, 2009	1,014,100	21.12	5.6	$-

Vested and expected to vest at
December 31, 2009	978,007	21.17	5.6	-

Exercisable at December 31, 2009	797,850	22.30	4.8	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2009. During the year ended December 31, 2009, no stock options were exercised. During the years ended December 31, 2008 and 2007, the aggregate intrinsic value of options exercised under our stock option plans was less than $0.1 million and $2.8 million, respectively, determined as of the date of exercise.

As of December 31, 2009, the total compensation cost related to stock options granted to employees under our stock option plans but not yet recognized was approximately $0.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $2.9 million and $0.9 million, respectively.

Restricted Stock Awards

Under the 1997 and 2004 Plans, we awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the year ended December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	33,620	$34.23
Changes during the year:
Granted	50,000	2.25
Vested	(62,600)	8.56
Nonvested at December 31, 2009	21,020	34.60

Vested and expected to vest at December 31, 2009	21,020	34.60

As of December 31, 2009, there was $0.2 million of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.9 years.

Performance Shares and Stock Appreciation Rights

In 2005 and 2008, we established Long Term Incentive Plans (the “2005 LTIP” and “2008 LTIP”) that covers certain executive and senior management personnel. Awards granted under the 2005 LTIP are comprised of three components: performance shares, stock appreciation rights (“SARs”) and cash awards, while awards granted under the 2008 LTIP consists of performance shares and SARs. All performance shares and SARs awarded under both the 2005 LTIP and 2008 LTIP are granted from the 2004 Plan.

No performance shares or SARs were granted under either Long Term Incentive Plans during 2009.

Performance Shares

Performance shares granted under the 2005 LTIP vested based on achieving both performance and service conditions. Performance conditions required the achievement of stated goals including earnings per share, credit quality and efficiency ratio targets. The service condition required employees to be employed continuously with the Company through March 15, 2008. The fair value of the grant was recognized over this service period and was determined based on the market value of the stock on the grant date, multiplied by the probability of the granted shares being earned. This required us to assess the expectation over the performance period of the performance targets being achieved as well as to estimate expected pre-vested cancellations. To the extent that the actual achievement fell short of the originally determined expectation (probability), there were no adjustments to reduce the remaining compensation cost to be recognized. If, on the other hand, the actual achievement exceeded the expected achievement, then compensation cost was adjusted for the reporting period and over the remaining service period to reflect the increased expected compensation cost.

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

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the year ended December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	96,054	$18.88
Changes during the year:
Forfeited	(15,590)	18.88
Nonvested at December 31, 2009	80,464	18.88

Vested and expected to vest at December 31, 2009	52,148	18.88

As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 1.2 years.

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

As the Company’s SARs plan is a stock-settled SAR, this plan is an equity-classified award. As such, the financial and income tax accounting for this type of award is identical to that of a nonqualified stock option plan. Therefore, the grant date fair value for all SARs issued under the SARs plan is determined at the grant date using the same method as would be used for determining the fair value of a grant of a nonqualified stock option, which has historically been the Black-Scholes formula.

The fair value of SARs granted to employees was estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected volatility	-%	32.0%	31.7%
Risk free interest rate	-%	2.8%	4.5%
Expected dividends	-%	5.3%	2.8%
Expected life (in years)	-	6.5	6.5
Weighted average fair value	$-	$3.50	$10.49

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the year ended December 31, 2009:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2009	237,935	$20.74
Changes during the year:
Vested	(22,147)	35.17
Forfeited	(36,276)	19.36
Outstanding at December 31, 2009	179,512	19.24	8.2	$-

Vested and expected to vest
at December 31, 2009	120,931	19.41	8.2	-

Exercisable at December 31, 2009	-	-	-	-

As of December 31, 2009, there was $0.2 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 1.2 years.

17.	PENSION PLANS

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2009	2008
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$28,777	$29,509
Interest cost	1,844	1,804
Actuarial (gain) loss	2,392	(449)
Benefits paid	(2,135)	(2,087)
Benefit obligation at December 31	30,878	28,777

Change in plan assets
Fair value of assets at January 1	19,647	29,805
Actual return on plan assets	4,141	(9,421)
Employer contributions	500	1,350
Benefits paid	(2,135)	(2,087)
Fair value of assets at December 31	22,153	19,647
Funded status	$(8,725)	$(9,130)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(8,725)	$(9,130)
Components of accumulated other comprehensive income (loss):
Unrecognized net actuarial loss	(18,293)	(20,784)
Net amount recognized	$9,568	$11,654

Benefit obligation actuarial assumptions
Weighted average discount rate	5.9%	6.6%

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Components of net periodic cost (benefit)
Interest cost	$1,844	$1,804	$1,785
Expected return on plan assets	(1,483)	(2,298)	(2,241)
Recognized net loss	2,225	746	1,055
Net periodic cost	2,586	252	599

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain (loss)	2,491	(10,524)	(985)
Total recognized in other comprehensive income (loss)	2,491	(10,524)	(985)
Total recognized in net periodic cost and other comprehensive income (loss)	$95	$10,776	$1,584

Net periodic cost actuarial assumptions
Weighted average discount rate	6.6%	6.5%	5.9%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2010 is approximately $1.8 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2009	2008

Equity securities	53%	59%
Debt securities	39	22
Other	8	19
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of less than $0.1 million and $0.3 million at December 31, 2009 and 2008, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate. Target allocations are 48% domestic equity securities, 12% international equity securities, 35% debt securities and 5% cash investments.

The fair values of the defined benefit retirement plan as of December 31, 2009 and 2008 by asset category were as follows:

				Total as of	Total as of
	Level 1	Level 2	Level 3	Dec. 31, 2009	Dec. 31, 2008
	(Dollars in thousands)

Money market accounts	$720	$-	$-	$720	$1,055
Mutual funds	7,850	-	-	7,850	2,740
Government obligations	3,327	-	-	3,327	-
Common stocks	5,180	-	-	5,180	9,200
Preferred stocks	223	-	-	223	116
Corporate bonds and debentures	2,538	-	-	2,538	2,296
Limited partnerships	-	-	2,315	2,315	3,554
Unit investment trusts	-	-	-	-	686
Total	$19,838	$-	$2,315	$22,153	$19,647

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Limited partnerships
(Dollars in thousands)

Balance at December 31, 2008	$3,554
Realized net gains	761
Unrealized net losses	(555)
Purchases, sales, issuances and settlements, net	(1,445)
Balance at December 31, 2009	$2,315

We expect to contribute approximately $1.0 million to our defined benefit retirement plan in 2010.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2010	$2,263
2011	2,255
2012	2,246
2013	2,263
2014	2,283
2015-2019	11,560
Total	$22,870

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CBBI, we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2009	2008
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$9,587	$8,970
Service cost	104	80
Interest cost	250	187
Actuarial (gain) loss	(430)	565
Benefits paid	(2,283)	(215)
Benefit obligation at December 31	7,228	9,587

Change in plan assets
Fair value of assets at January 1	-	-
Employer contributions	213	215
Benefits paid	(213)	(215)
Fair value of assets at December 31	-	-
Funded status	$(7,228)	$(9,587)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(7,228)	$(9,587)
Components of accumulated other comprehensive income (loss):
Unrecognized transition obligation	213	251
Unamortized prior service cost	189	206
Unrecognized net actuarial gain	(616)	(183)
Net amount recognized	$(7,442)	$(9,313)

Benefit obligation actuarial assumptions
Weighted average discount rate	6.1%	5.7%
Weighted average rate of compensation increase	5.0%	5.0%

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Components of net periodic cost
Service cost	$104	$80	$256
Interest cost	250	187	533
Amortization of unrecognized transition obligation	38	19	21
Recognized prior service cost	17	18	17
Recognized net (gain) loss	3	(33)	3
Net periodic cost	412	271	830

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain (loss)	433	(597)	827
Prior service cost	-	-	-
Amortization of prior service cost	17	18	17
Transition obligation	-	-	-
Amortization of transition obligation	38	18	21
Total recognized in other comprehensive income (loss)	488	(561)	865

Total recognized in net periodic cost and other comprehensive income (loss)	$(76)	$832	$(35)

Net periodic cost actuarial assumptions
Weighted average discount rate	5.7%	6.2%	5.8%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2010 is as follows (in thousands):

Amortization of transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial gain	29

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2010.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2010	$215
2011	212
2012	210
2013	207
2014	203
2015-2019	1,019
Total	$2,066

18.	401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.7 million, $1.8 million and $1.7 million in 2009, 2008 and 2007, respectively.

We also make discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We made no profit sharing contributions in 2009 and 2008, and $1.0 million in 2007, excluding amounts paid to employees in cash.

19.	OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from 5 to 15 years.

Net rent expense for all operating leases is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Rent expense charged to net occupancy	$10,525	$10,321	$8,083
Less sublease income	(120)	(158)	(150)
Net rent expense charged to net occupancy	10,405	10,163	7,933
Rent expense charged to equipment expense	296	396	412
Total net rent expense	$10,701	$10,559	$8,345

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2009:

	Rental	Less Sublease	Net Rental
	Commitment	Rental Income	Commitment
	(Dollars in thousands)
Year ending December 31:
2010	$7,562	$(100)	$7,462
2011	6,904	(82)	6,822
2012	6,100	(27)	6,073
2013	5,170	-	5,170
2014	4,522	-	4,522
Thereafter	30,687	-	30,687
Total	$60,945	$(209)	$60,736

In conjunction with the merger of CBBI, we accrued estimated lease termination costs of $12.6 million representing the net present value of future rent payments for CBBI branches to be closed and offices to be vacated, of which $0.3 million was outstanding as of December 31, 2009. For the leases which have not yet been cancelled as of December 31, 2009, the corresponding rental commitments are included in the schedule of future minimum rental commitments above.

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2009 (in thousands):

Year ending December 31:
2010	$4,042
2011	3,343
2012	2,499
2013	1,775
2014	1,152
Thereafter	1,468
Total	$14,279

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20.	INCOME AND FRANCHISE TAXES

Components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2009:
Federal	$(38,309)	$12,915	$(25,394)
State	(3,586)	8,985	5,399
Total	$(41,895)	$21,900	$(19,995)

2008:
Federal	$(30,674)	$(4,830)	$(35,504)
State	(1,142)	(12,667)	(13,809)
Total	$(31,816)	$(17,497)	$(49,313)

2007:
Federal	$39,688	$(19,336)	$20,352
State	3,624	(1,637)	1,987
Total	$43,312	$(20,973)	$22,339

Income tax expense (benefit) for the periods presented differed from the “expected” tax expense (benefit) (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Computed "expected" tax expense (benefit)	$(116,810)	$(65,704)	$9,851
Increase (decrease) in taxes resulting from:
Goodwill impairment (not deductible for tax purposes)	17,500	32,998	16,800
Tax-exempt interest	(1,539)	(2,135)	(2,276)
Other tax-exempt income	(1,827)	(1,700)	(2,018)
Low-income housing and energy tax credits	(1,272)	(4,387)	(1,377)
State income taxes, net of Federal income tax effect, excluding impact
of deferred tax valuation allowance	(17,907)	(8,975)	1,292
Change in the beginning-of-theyear balance of the valuation allowance
for deferred tax assets allocated to income tax expense	101,836	-	-
Other	24	590	67
Total	$(19,995)	$(49,313)	$22,339

At December 31, 2009 and 2008, current Federal income taxes receivable was $37.9 million and $42.4 million, respectively. Current state income taxes receivable was $1.9 million at December 31, 2009, and current state income taxes payable was $0.1 million at December 31, 2008.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$71,777	$41,301
Accrued expenses	5,271	5,948
Employee retirement benefits	7,192	8,432
Federal and state tax credit carryforwards	21,891	14,496
Investment write-downs and write-offs	3,192	2,766
Interest on nonaccrual loans	7,602	2,871
Federal and state net operating loss carryforwards	33,109	-
Other	12,962	8,287
Total deferred tax assets	$162,996	$84,101

Deferred tax liabilities
Intangible assets	$17,295	$14,978
FHLB stock dividends received	12,345	12,345
Net unrealized gain on derivatives recognized through
accumulated other comprehensive income (loss)	3,999	9,924
Leases	6,582	6,644
Deferred gain on curtailed retirement plan	3,339	3,339
Liability on utilization of state tax credits	6,631	3,446
Other	8,211	9,085
Total deferred tax liabilities	$58,402	$59,761

Deferred tax valuation allowance	$104,594	$-

Net deferred tax assets	$-	$24,340

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $104.6 million and nil, respectively. The net change in the total valuation allowance was an increase of $104.6 million in 2009 and nil in 2008. Of the total valuation allowance recorded in 2009, $101.8 million was recognized as income tax expense while the remaining $2.8 million was charged against AOCI. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near-term if estimates of future taxable income during the carryforward period change.

At December 31, 2009, the Company has net operating loss carryforwards for Federal income tax purposes of $71.2 million, which are available to offset future Federal taxable income, if any, through 2029. The Company has net operating loss carryforwards for state income tax purposes of $198.5 million, which are available to offset future state taxable income through 2029. In addition, we have state tax credit carryforwards of $20.6 million that do not expire, and federal tax credit carryforwards of $1.3 that expire in 20 years.

In 1998, we completed a corporate reorganization that produced state franchise tax benefits. In September 2002, the State of Hawaii Department of Taxation notified us that it was disallowing the tax treatment of this reorganization. We appealed this decision and were notified in December 2002 that the Hawaii State Board of Taxation Review had denied the appeal. We subsequently filed an appeal with the Hawaii State Tax Appeals Court and in December 2006 received a ruling against its appeal. CBBI completed a similar corporate reorganization prior to the merger. In July and August 2007, the State of Hawaii Department of Taxation issued Notices of Tax Assessments disallowing the tax treatment of the CBBI reorganization. We subsequently filed an appeal with the Hawaii State Tax Appeals Court. In March 2009, we settled these tax contingencies, and recorded a tax benefit of $2.2 million.

In September 2009, we settled a tax controversy with the Internal Revenue Service related to the deductibility of certain professional fees incurred during the merger with CBBI.  The settlement of the controversy resulted in a tax benefit of $0.1 million.

At January 1, 2009, we had unrecognized tax benefits of $3.5 million which included $3.5 million of tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  As a result of the settlements described above, at December 31, 2009, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. We have concluded all U.S. Federal income tax matters for years through 2006, and all Hawaii income tax matters through 2004.  There are currently no federal or state income tax returns under examination.

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$(5,158)	$-	$-
All other unrealized gains (losses)	11,109	1,143	(240)
Unrealized holding gains on derivatives	53	14,864	-
Pension liability adjustments	(9,515)	(12,617)	(5,974)
Accumulated other comprehensive income (loss), net of tax	$(3,511)	$3,390	$(6,214)

Changes in accumulated other comprehensive income (loss), net of taxes, were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Available for sale securities:
Change in unrealized gain/loss during the period	$7,858	$1,260	$11,065
Reclassification adjustment for gain/loss included in income	(3,050)	123	(2,064)
Change in accumulated gain/loss on effective cash flow hedging derivatives	(14,811)	14,864	-
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	3,102	(6,643)	(70)
Change in accumulated other comprehensive income (loss)	$(6,901)	$9,604	$8,931

22.	EARNINGS (LOSS) PER SHARE

The table below presents the information used to compute basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income (loss)	$(313,747)	$(138,414)	$5,806
Preferred stock dividends and accretion	7,946	-	-
Net income (loss) available to common shareholders	$(321,693)	$(138,414)	$5,806

Weighted average shares outstanding - basic	29,170	28,669	30,197
Dilutive effect of employee stock options and awards	-	-	209
Weighted average shares outstanding - diluted	29,170	28,669	30,406

Basic and diluted earnings (loss) per share	$(11.03)	$(4.83)	$0.19

A total of 2,902,991, 1,293,301 and 398,210 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2009, 2008 and 2007, respectively, as their effect was antidilutive.

23.	CONTINGENT LIABILITIES AND OTHER COMMITMENTS

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

24.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Interest rate options issued on residential mortgage loans expose us to interest rate risk, which is economically hedged with forward interest rate contracts. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of operations.

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

At December 31, 2009 and 2008, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$541,825	$835,579
Standby letters of credit and financial guarantees written	39,650	59,147

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	89,943	388,934
Interest rate swaps	-	400,000
Forward interest rate contracts	75,162	91,378
Forward foreign exchange contracts	2,184	150

25.	FAIR VALUE OF ASSETS AND LIABILITIES

Disclosures about Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable, the majority of short-term borrowings and accrued interest payable.

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

	December 31, 2009		December 31, 2008
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$87,897	$87,897	$107,270	$107,270
Interest-bearing deposits in other banks	400,470	400,470	475	475
Federal funds sold	-	-	-	-
Investment securities	924,359	924,459	751,297	751,360
Net loans and leases, including loans held for sale	2,920,531	2,928,475	3,950,496	3,951,627
Accrued interest receivable	14,588	14,588	20,079	20,079

Financial liabilities
Deposits:
Noninterest-bearing deposits	638,328	638,328	627,094	627,094
Interest-bearing demand and savings deposits	1,784,211	1,784,211	1,530,150	1,530,150
Time deposits	1,146,377	1,147,629	1,754,322	1,763,388
Total deposits	3,568,916	3,570,168	3,911,566	3,920,089
Short-term borrowings	242,429	242,476	279,450	279,452
Long-term debt	657,874	608,696	649,257	593,492
Accrued interest payable (included in other liabilities)	8,980	8,980	12,861	12,861

Off-balance sheet financial instruments
Commitments to extend credit	541,825	2,709	835,579	4,178
Standby letters of credit and financial guarantees written	39,650	297	59,147	444
Interest rate options	89,943	(1,161)	388,934	3,574
Interest rate swaps	-	-	400,000	26,903
Forward interest rate contracts	75,162	979	91,378	(1,074)
Forward foreign exchange contracts	2,184	2,187	150	149

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2009
Available for sale securities:
U.S. Government sponsored entities debt securities	$-	$207,643	$-	$207,643
States and political subdivisions	-	37,707	13,778	51,485
U.S. Government sponsored entities mortgage-backed securities	-	613,088	-	613,088
Non-agency collateralized mortgage obligations	-	-	46,469	46,469
Other	970	-	-	970
Net derivatives	-	(182)	-	(182)
Total	$970	$858,256	$60,247	$919,473

December 31, 2008
Available for sale securities:
U.S. Government sponsored entities debt securities	$-	$99,929	$-	$99,929
States and political subdivisions	-	110,146	14,244	124,390
U.S. Government sponsored entities mortgage-backed securities	-	411,308	-	411,308
Non-agency collateralized mortgage obligations	-	-	106,091	106,091
Other	882	-	-	882
Net derivatives	-	29,403	-	29,403
Total	$882	$650,786	$120,335	$772,003

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non- agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2007	$14,821	$-
Principal payments received	(577)	-
Net transfers into/out of Level 3	-	106,091
Balance at December 31, 2008	$14,244	$106,091
Principal payments received	(466)	(21,481)
Realized net losses included in net loss	-	(193)
Unrealized losses due to other-than-temporary impairment
included in net loss	-	(2,565)
Unrealized net losses included in other comprehensive loss	-	(1,005)
Purchases, sales, issuances and settlements, net	-	(34,378)
Balance at December 31, 2009	$13,778	$46,469

Total unrealized net losses included in net loss related to
assets still held as of December 31, 2009	$-	$(2,565)

(1) Represents non-agency collateralized mortgage obligations previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

	Level 1	Level 2	Level 3	Total	Total Losses
	(Dollars in thousands)
December 31, 2009
Loans held for sale (1)	$-	$18,161	$-	$18,161	$4,963
Impaired loans (1)	-	440,538	-	440,538	139,838
Goodwill (2)	-	-	102,689	102,689	50,000
Other real estate (3)	-	26,954	-	26,954	7,242
					$202,043
December 31, 2008
Loans held for sale (1)	$-	$10,450	$-	$10,450	$23,796
Impaired loans (1)	-	153,909	-	153,909	83,468
Other real estate (3)	-	11,220	-	11,220	4,622
Mortgage servicing rights (4)	-	-	12,107	12,107	3,416
					$115,302

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents carrying value subsequent of write-downs for impairment.

(3) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.
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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial	Hawaii		All
	Real Estate	Market	Treasury	Others	Total
	(Dollars in thousands)
Year ended December 31, 2009:
Net interest income	$86,739	$66,939	$20,844	$-	$174,522
Intersegment net interest income (expense)	(49,969)	54,330	(13,525)	9,164	-
Provision for loan and lease losses	(304,076)	(44,725)	-	-	(348,801)
Other operating income	1,198	44,084	7,937	4,194	57,413
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(29,394)	(85,902)	(2,921)	(48,659)	(166,876)
Administrative and overhead expense allocation	(5,072)	(37,068)	(357)	42,497	-
Income taxes	16,588	6,271	(1,795)	(1,069)	19,995
Net income (loss)	$(283,986)	$(46,071)	$10,183	$6,127	$(313,747)

At December 31, 2009
Investment securities	$-	$-	$924,359	$-	$924,359
Loans (including loans held for sale)	1,475,760	1,650,050	-	-	3,125,810
Other	(113,918)	173,935	645,397	113,939	819,353
Total assets	$1,361,842	$1,823,985	$1,569,756	$113,939	$4,869,522

Year ended December 31, 2008:
Net interest income	$129,432	$77,004	$(4,481)	$-	$201,955
Intersegment net interest income (expense)	(83,506)	58,883	8,618	16,005	-
Provision for loan and lease losses	(160,600)	(11,068)	-	-	(171,668)
Other operating income	350	44,202	10,875	(619)	54,808
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(44,590)	(81,102)	(5,499)	(47,352)	(178,543)
Administrative and overhead expense allocation	(5,672)	(38,563)	(367)	44,602	-
Income taxes	63,034	(9,670)	(3,167)	(884)	49,313
Net income (loss)	$(195,831)	$39,686	$5,979	$11,752	$(138,414)

At December 31, 2008
Investment securities	$-	$-	$751,297	$-	$751,297
Loans (including loans held for sale)	2,083,543	1,986,831	-	-	4,070,374
Other	(7,136)	217,146	300,810	99,870	610,690
Total assets	$2,076,407	$2,203,977	$1,052,107	$99,870	$5,432,361

Year ended December 31, 2007:
Net interest income	$176,543	$50,810	$(15,455)	$-	$211,898
Intersegment net interest income (expense)	(111,590)	80,155	7,135	24,300	-
Provision for loan and lease losses	(44,766)	(8,235)	-	-	(53,001)
Other operating income	269	36,847	7,651	1,037	45,804
Goodwill impairment	(48,000)	-	-	-	(48,000)
Other operating expense (excluding goodwill impairment)	(11,086)	(66,179)	(2,291)	(49,000)	(128,556)
Administrative and overhead expense allocation	(7,203)	(37,190)	(721)	45,114	-
Income taxes	(636)	(16,490)	1,080	(6,293)	(22,339)
Net income (loss)	$(46,469)	$39,718	$(2,601)	$15,158	$5,806

27.	PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2009, retained earnings of the parent company, Central Pacific Financial Corp., included $239.8 million of equity in loss of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2009, accumulated deficit of the bank totaled $242.1 million.

In December 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and the DFI, as described in Note 2 above.

In addition, Central Pacific Financial Corp. continues to be subject to the MOU, as described in Note 2 above. As a result of the FRBSF’s December 2009 examination of Central Pacific Financial Corp., we anticipate that it will consent to a formal enforcement order with the FRBSF. We do not expect to receive a draft of such enforcement order until after we receive the formal examination report.  We are not able to determine the full extent of that order until we receive a draft of such order.

Section 131 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the FRB, the FDIC, the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “Agencies”) to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA’s Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution’s capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized. By virtue of the MOU and Consent Order, the Company and the bank were not considered to be well-capitalized as of December 31, 2009.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. At December 31, 2009, the Company was not in compliance with the minimum ratio requirement under the MOU and the bank was not in compliance with the minimum ratios required by the Consent Order to be met by March 31, 2010. We do not expect to meet any of the capital ratio requirements under the MOU and Consent Order in the near-term.

			Minimum required for		Minimum required
	Actual		capital adequacy purposes		to be well-capitalized*
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2009:
Tier 1 risk-based capital	$334,309	9.6%	$139,064	4.0%	$208,596	6.0%
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0
Leverage capital	334,309	6.8	196,478	4.0	245,597	5.0

As of December 31, 2008:
Tier 1 risk-based capital	$466,465	10.4%	$178,693	4.0%	$268,040	6.0%
Total risk-based capital	523,162	11.7	357,387	8.0	446,734	10.0
Leverage capital	466,465	8.8	211,648	4.0	264,560	5.0

Central Pacific Bank
As of December 31, 2009:
Tier 1 risk-based capital	$334,193	9.6%	$138,976	4.0%	$208,464	6.0%
Total risk-based capital	379,705	10.9	277,953	8.0	347,441	10.0
Leverage capital	334,193	6.8	196,273	4.0	245,342	5.0

As of December 31, 2008:
Tier 1 risk-based capital	$449,845	10.1%	$178,323	4.0%	$267,485	6.0%
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0
Leverage capital	449,845	8.5	210,707	4.0	263,384	5.0

* Because the Company did not meet the minimum ratio requirement in the MOU and the bank was subject to the capital directive in the Consent Order, the Company and the bank were not considered to be "well-capitalized."

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and cash equivalents	$6,887	$10,270
Investment securities available for sale	1,314	1,238
Investment in subsidiary bank, at equity in underlying net assets	440,757	613,917
Investment in other subsidiaries, at equity in underlying assets	527	516
Accrued interest receivable and other assets	7,921	12,702
Total assets	$457,406	$638,643

Liabilities and Shareholders' Equity
Long-term debt	$108,249	$108,249
Other liabilities	13,194	4,103
Total liabilities	121,443	112,352

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares and none at December 31, 2009 and 2008, respectively	128,975	-
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding
30,328,764 and 28,732,259 shares at December 31, 2009 and 2008, respectively	405,355	403,176
Surplus	63,075	55,963
Retained earnings (accumulated deficit)	(257,931)	63,762
Accumulated other comprehensive income (loss)	(3,511)	3,390
Total shareholders' equity	335,963	526,291

Total liabilities and shareholders' equity	$457,406	$638,643

Central Pacific Financial Corp.
Condensed Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$-	$24,900	$74,098
Dividends from other subsidiaries	8	9	38
Interest income:
Interest and dividends on investment securities	18	18	19
Interest from subsidiary banks	52	44	51
Other income	220	337	273
Total income	298	25,308	74,479

Expense:
Interest on long-term debt	3,884	6,567	8,781
Other expenses	5,984	5,614	4,378
Total expenses	9,868	12,181	13,159

Income (loss) before income taxes and equity in undistributed income
(loss) of subsidiaries	(9,570)	13,127	61,320
Income taxes (benefit)	3,121	(6,408)	(6,881)
Income (loss) before equity in undistributed income (loss) of subsidiaries	(12,691)	19,535	68,201

Equity in loss of subsidiary bank	(301,067)	(157,973)	(62,228)
Equity in undistributed income (loss) of other subsidiaries	11	24	(167)
Net income (loss)	$(313,747)	$(138,414)	$5,806

Central Pacific Financial Corp.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(313,747)	$(138,414)	$5,806
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Deferred income tax expense (benefit)	3,947	(2,009)	(1,768)
Equity in loss of subsidiary bank	301,067	157,973	62,228
Equity in undistributed (income) loss of other subsidiaries	(11)	(24)	167
Share-based compensation	86	-	130
Other, net	5,979	1,227	18,511
Net cash provided by (used in) operating activities	(2,679)	18,753	85,074

Cash flows from investing activities
Advances to subsidiaries	(135,000)	-	-
Distribution of capital by subsidiaries	-	6	1,940
Distribution from unconsolidated subsidiaries	-	15	-
Contributions to unconsolidated subsidiaries	-	(751)	(1,362)
Net cash provided by (used in) investing activities	(135,000)	(730)	578

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	134,403	-	-
Proceeds from issuance of common stock and stock option exercises, net of costs	2,255	600	2,712
Repurchases of common stock	-	(1,760)	(54,905)
Dividends paid	(2,362)	(20,112)	(29,631)
Net cash provided by (used in) financing activities	134,296	(21,272)	(81,824)

Net increase (decrease) in cash and cash equivalents	(3,383)	(3,249)	3,828

Cash and cash equivalents
At beginning of year	10,270	13,519	9,691
At end of year	$6,887	$10,270	$13,519

28.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2009:
Interest income	$66,408	$64,441	$59,410	$51,978	$242,237
Interest expense	19,935	18,381	15,958	13,441	67,715
Net interest income	46,473	46,060	43,452	38,537	174,522
Provision for loan and lease losses	26,750	74,324	142,496	105,231	348,801
Net interest income (loss) after provision
for loan and lease losses	19,723	(28,264)	(99,044)	(66,694)	(174,279)
Investment securities gains (losses)	(150)	1	(169)	244	(74)
Loss before income taxes	(2,291)	(59,483)	(173,098)	(98,870)	(333,742)
Net income (loss)	2,629	(34,442)	(183,141)	(98,793)	(313,747)
Basic and diluted earnings (loss) per share	0.03	(1.27)	(6.38)	(3.33)	(11.03)

2008:
Interest income	$81,125	$76,608	$74,486	$71,733	$303,952
Interest expense	30,268	25,224	23,902	22,603	101,997
Net interest income	50,857	51,384	50,584	49,130	201,955
Provision for loan and lease losses	34,272	87,800	22,900	26,696	171,668
Net interest income (loss) after provision
for loan and lease losses	16,585	(36,416)	27,684	22,434	30,287
Investment securities gains	-	253	12	-	265
Income (loss) before income taxes	(596)	(184,768)	1,929	(4,292)	(187,727)
Net income (loss)	1,658	(146,258)	3,041	3,145	(138,414)
Basic and diluted earnings (loss) per share	0.06	(5.10)	0.11	0.10	(4.83)

29.	SUBSEQUENT EVENTS

There were no material subsequent events that have occurred which would require recognition or disclosure in these consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report, or the Evaluation Date. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, subject to management’s completion of its assessment of internal control over financial reporting.

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

The following table provides information as of December 31, 2009 regarding securities issued under our equity compensation plans that were in effect during fiscal 2009.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,193,612	$20.84	1,291,075
Equity compensation plans not approved by security holders	—	—	—
Total	1,193,612	$20.84	1,291,075

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s Proxy Statement to be filed within 120 days of the fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a) 2.
All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.	Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant *

3.2	Bylaws of the Registrant, as amended *

4.1	Rights Agreement dated as of August 26, 1998 between Registrant and the Rights Agent (1).

4.2	Amendment One to Rights Agreement, dated as of August 26, 2008, between Registrant and the Rights Agent (2).

4.3	Statement of Issuance of Shares of Preferred or Special Classes in Series Relating to the Fixed Rate Cumulative Preferred Stock, dated as of December 31, 2008 (3).

4.4	Warrant to purchase up to 1,585,748 shares of Common Stock, issued on January 9, 2009 (3).

4.5	Amendment Two to Rights Agreement, dated as of February 25, 2009, by and between Central Pacific Financial Corp. and Wells Fargo Bank, N.A. (4).

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (4).

10.2	Split Dollar Life Insurance Plan (5) (6).

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6) (7).

10.4	The Registrant’s 1997 Stock Option Plan, as amended (6) (7).

10.5	The Registrant’s Directors’ Deferred Compensation Plan (6) (8).

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (6) (9).

Exhibit No.	Document
10.7	Amendment No. 2008-1 to the Registrant’s 2004 Stock Compensation Plan (4) (6).

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (6) (10).

10.9
Compensation Agreement, effective as of August 1, 2008, by and between the Registrant and Ronald K. Migita (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (4) (6).

10.10	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Blenn A. Fujimoto (6) (10).

10.11	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Denis K. Isono (6) (10).

10.12	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Dean K. Hirata (6) (11).

10.13	Form of Restricted Stock Award Agreement (6) (9).

10.14	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (6) (12).

10.15	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (4) (6).

10.16	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (6) (12).

10.17	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (4) (6).

10.18	The Registrant’s Long-Term Executive Incentive Plan (6) (13).

10.19	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (6).

10.20	The Registrant’s 2004 Annual Executive Incentive Plan (6) (9).

10.21	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan Dated December 31, 2008 (4) (6).

10.22	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (6) (14).

10.23	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (15).

10.24	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury (3).

10.25	Change in Control Severance Agreement dated March 11, 2008 by and between the Registrant and Denis K. Isono (4) (6).

10.26	Change in Control Severance Agreement dated March 11, 2008 by and between the Registrant and Curtis Chinn (4) (6).

10.27	Distribution Agreement, dated September 4, 2009, among Central Pacific Financial Corp., Sandler O’Neill & Partners, L.P. and RBC Capital Markets Corporation *

10.28	Consent Order with the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions *

Exhibit No.	Document
10.29	Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions *

10.30	Compensation Agreement, effective as of July 1, 2009, by and between the Registrant and Ronald K. Migita (6) *

10.31	Compensation Agreement, effective as of January 1, 2010, by and between the Registrant and Ronald K. Migita (6) *

10.32	Lending Agreement with Federal Reserve Banks effective October 15, 2006. *

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (13).

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (13).

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Certification of Chief Executive Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

99.2	Certification of Chief Financial Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

*	Filed herewith.

**	Furnished herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form-8A, filed with the Securities and Exchange Commission on September 16, 1998.

(2)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2008.

(3)	Filed as Exhibits 4.1, 4.2 and 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2009.

(4)
Filed as Exhibits 4.5, 10.1, 10.7, 10.9, 10.15, 10.17, 10.19, 10.21, 10.25 and 10.26 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(5)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)	Denotes management contract or compensation plan or arrangement.

(7)	Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(8)	Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(9)	Filed as Exhibits 10.8, 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(10)	Filed as Exhibits 10.3, 10.7 and 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(11)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on December 13, 2004.

(12)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(13)	Filed as Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2008.

(15)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2010
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ Ronald K. Migita
Ronald K. Migita Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald K. Migita	Chairman, President and Chief Executive	March 16, 2010
Ronald K. Migita	Officer (Principal Executive Officer)

/s/ Dean K. Hirata	Chief Financial Officer (Principal Financial	March 16, 2010
Dean K. Hirata	Officer and Principal Accounting Officer)

/s/ Richard J. Blangiardi	Director	March 16, 2010
Richard J. Blangiardi

/s/ Christine H. H. Camp	Director	March 16, 2010
Christine H. H. Camp

/s/ Earl E. Fry	Director	March 16, 2010
Earl E. Fry

/s/ B. Jeannie Hedberg	Director	March 16, 2010
B. Jeannie Hedberg

/s/ Dennis I. Hirota	Director	March 16, 2010
Dennis I. Hirota

/s/ Paul J. Kosasa	Director	March 16, 2010
Paul J. Kosasa

/s/ Colbert M. Matsumoto	Director	March 16, 2010
Colbert M. Matsumoto

/s/ Crystal K. Rose	Director	March 16, 2010
Crystal K. Rose

/s/ Mike K. Sayama	Director	March 16, 2010
Mike K. Sayama

/s/ Maurice H. Yamasato	Director	March 16, 2010
Maurice H. Yamasato

/s/ Dwight L. Yoshimura	Director	March 16, 2010
Dwight L. Yoshimura