Form 10-Q
period 2010-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2010-05-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of registrant’s common stock, no par value, on May 3, 2010 was 30,370,421 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2010 and December 31, 2009

Consolidated Statements of Operations Three months ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows Three months ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry; the impact of regulatory action on the Company and Central Pacific Bank; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company's stock; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy and in financial institutions in general and in particular our bank. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and due from banks	$207,015	$87,897
Interest-bearing deposits in other banks	658,337	400,470
Investment securities:
Trading, at fair value	49,491	-
Available for sale, at fair value	395,073	919,655
Held to maturity (fair value of $4,355 at March 31, 2010 and $4,804 at December 31, 2009)	4,234	4,704
Total investment securities	448,798	924,359

Loans held for sale	57,659	83,830

Loans and leases	2,844,189	3,041,980
Less allowance for loan and lease losses	211,646	205,279
Net loans and leases	2,632,543	2,836,701

Premises and equipment, net	73,349	75,189
Accrued interest receivable	12,063	14,588
Investment in unconsolidated subsidiaries	16,450	17,395
Other real estate	31,571	26,954
Goodwill	-	102,689
Other intangible assets	45,610	45,390
Bank-owned life insurance	140,841	139,811
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	38,977	39,839
Other assets	22,167	25,613
Total assets	$4,434,177	$4,869,522

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$611,840	$638,328
Interest-bearing demand	630,942	588,396
Savings and money market	1,090,159	1,195,815
Time	1,002,097	1,146,377
Total deposits	3,335,038	3,568,916

Short-term borrowings	202,074	242,429
Long-term debt	657,537	657,874
Other liabilities	57,403	54,314
Total liabilities	4,252,052	4,523,533

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares at March 31, 2010 and December 31, 2009	129,344	128,975
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
30,370,421 shares at March 31, 2010 and 30,328,764 shares at December 31, 2009	406,580	405,355
Surplus	63,359	63,075
Accumulated deficit	(420,224)	(257,931)
Accumulated other comprehensive loss	(6,954)	(3,511)
Total shareholders' equity	172,105	335,963
Non-controlling interest	10,020	10,026
Total equity	182,125	345,989
Total liabilities and equity	$4,434,177	$4,869,522

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30,
(Amounts in thousands, except per share data)	2010	2009

Interest income:
Interest and fees on loans and leases	$37,312	$56,505
Interest and dividends on investment securities:
Taxable interest	8,101	8,729
Tax-exempt interest	515	1,171
Dividends	3	3
Interest on deposits in other banks	330	-
Total interest income	46,261	66,408

Interest expense:
Interest on deposits:
Demand	258	321
Savings and money market	1,649	2,863
Time	3,981	9,894
Interest on short-term borrowings	189	238
Interest on long-term debt	5,115	6,619
Total interest expense	11,192	19,935

Net interest income	35,069	46,473
Provision for loan and lease losses	58,837	26,750
Net interest income (loss) after provision for loan and lease losses	(23,768)	19,723

Other operating income:
Service charges on deposit accounts	3,207	3,537
Other service charges and fees	3,485	3,320
Income from fiduciary activities	811	970
Equity in earnings of unconsolidated subsidiaries	29	274
Fees on foreign exchange	156	116
Investment securities gains (losses)	831	(150)
Loan placement fees	85	248
Net gain on sales of residential loans	1,945	4,009
Income from bank-owned life insurance	1,184	1,070
Other	1,031	2,290
Total other operating income	12,764	15,684

Other operating expense:
Salaries and employee benefits	14,836	16,260
Net occupancy	3,297	3,279
Equipment	1,477	1,512
Amortization of other intangible assets	1,408	1,421
Communication expense	1,212	1,139
Legal and professional services	5,650	2,716
Computer software expense	903	912
Advertising expense	839	755
Goodwill impairment	102,689	-
Foreclosed asset expense	5,532	135
Write down of assets	774	435
Other	10,598	9,134
Total other operating expense	149,215	37,698

Loss before income taxes	(160,219)	(2,291)
Income tax benefit	-	(4,920)
Net income (loss)	(160,219)	2,629
Preferred stock dividends and accretion	2,074	1,867
Net income (loss) available to common shareholders	$(162,293)	$762

Per common share data:
Basic and diluted earnings (loss) per share	$(5.36)	$0.03

Shares used in computation:
Basic shares	30,270	28,681
Diluted shares	30,270	28,692

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(160,219)	$2,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and lease losses	58,837	26,750
Depreciation and amortization	2,062	2,090
Gain on sale of premises and equipment	-	(3,612)
Goodwill impairment	102,689	-
Write down of assets	774	435
Foreclosed asset expense	5,532	135
Amortization of other intangible assets	1,408	1,421
Net amortization of investment securities	812	674
Share-based compensation	284	(437)
Net loss (gain) on investment securities	(831)	150
Deferred income tax expense	2,439	3,412
Net gain on sales of residential loans	(1,945)	(4,009)
Ineffective portion of derivatives	-	184
Proceeds from sales of loans held for sale	262,534	542,074
Originations of loans held for sale	(216,694)	(561,013)
Equity in earnings of unconsolidated subsidiaries	(29)	(274)
Increase in cash surrender value of bank-owned life insurance	(1,030)	(1,066)
Decrease (increase) in income tax receivable	862	(5,328)
Net change in other assets and liabilities	3,441	(7,105)
Net cash provided by (used in) operating activities	60,926	(2,890)

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	131,753	59,080
Proceeds from sales of investment securities available for sale	439,436	2,135
Purchases of investment securities available for sale	(98,068)	(245,902)
Proceeds from maturities of and calls on investment securities held to maturity	461	1,162
Net loan principal repayments	71,082	66,693
Proceeds from sales of loans originated for investment	37,950	98,444
Proceeds from sale of other real estate	7,664	201
Proceeds from sale of premises and equipment	-	7,207
Purchases of premises and equipment	(222)	(2,454)
Distributions from unconsolidated subsidiaries	710	553
Contributions to unconsolidated subsidiaries	(227)	-
Net cash provided by (used in) investing activities	590,539	(12,881)

Cash flows from financing activities:
Net increase (decrease) in deposits	(233,878)	91,007
Proceeds from long-term debt	50,000	-
Repayments of long-term debt	(50,284)	(25,268)
Net decrease in short-term borrowings	(40,355)	(195,976)
Cash dividends paid on preferred stock	-	(675)
Net proceeds from issuance of common stock and stock option exercises	-	50
Net proceeds from issuance of preferred stock and warrants	-	134,221
Other, net	37	36
Net cash provided by (used in) financing activities	(274,480)	3,395

Net increase (decrease) in cash and cash equivalents	376,985	(12,376)
Cash and cash equivalents at beginning of period	488,367	107,745
Cash and cash equivalents at end of period	$865,352	$95,369

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,276	$20,681
Income taxes	-	1,531
Cash received during the period for:
Income taxes	1,068	192
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$6	$23
Net reclassification of loans to other real estate	17,364	5,539
Net transfer of loans to loans held for sale	17,724	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	-	15,823
Dividends accrued on preferred stock	1,742	863
Accretion of preferred stock discount	332	329
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

There were no material subsequent events that have occurred which would require recognition or disclosure in these consolidated financial statements.

2.  GOING CONCERN AND REGULATORY MATTERS

We continue to operate in a difficult environment, and have been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy. Deterioration in the Hawaii and California commercial real estate markets and related declines in property values in those markets has had a negative impact on our operating results since the latter half of 2007.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are under a Consent Order (the “Consent Order”) that, among other things, required us to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. We were unable to meet these capital ratio requirements as of March 31, 2010. Our inability to meet the capital ratio requirements under the Consent Order, as well as further declines in our capital ratios, exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. Our inability to meet existing regulatory requirements and the uncertainty as to our ability to meet future regulatory requirements raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including regulatory action and the ability of management to achieve its recovery plan, which is discussed below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Regulatory Action

In December 2009, the members of the Board of Directors of Central Pacific Bank agreed to the Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”), which requires the bank to improve its capital position, asset quality, liquidity and management oversight, among other matters. In addition to the capital ratio requirements described above, the bank must also maintain an adequate allowance for loan and lease losses at all times, reduce doubtful and substandard assets to less than 75% of Tier 1 capital plus reserves, and systematically reduce commercial real estate loans, particularly land development and construction loans. The bank must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp.

To date, the bank has fulfilled many of the requirements of the Consent Order. However, as of the date of this filing, we were not in compliance with the leverage and total risk-based capital ratio requirements and our doubtful and substandard assets exceeded 75% of Tier 1 capital plus reserves. Consistent with our recovery plan, which is described more fully below, we will continue to pursue further opportunities to reduce our classified assets by aggressively managing our loan portfolio to minimize further credit losses and maximize recoveries. In addition, we continue to explore all options for raising additional capital concurrent with the execution of our recovery plan.  Despite these actions, we do not anticipate being in compliance with these requirements in the near-term.

In addition to the Consent Order, Central Pacific Financial Corp. continues to be subject to the memorandum of understanding (“MOU”) effective April 1, 2009 with the Federal Reserve Bank of San Francisco (the “FRBSF”) and the DFI. The issues required to be addressed by management overlap, to a large extent, with those contained in the Consent Order and include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, to re-evaluate, develop and implement strategic and other plans and to increase and maintain the bank’s leverage capital ratio at or above 9%. The MOU also includes our agreement to obtain the approval of the FRBSF and the DFI for Central Pacific Financial Corp. to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our trust preferred securities. To date, management has fulfilled many of the provisions of the MOU, however, we were not in compliance with the leverage capital ratio requirement of the MOU and have not reversed the Company’s negative financial performance as of the date of this filing. As a result of the FRBSF’s December 2009 examination of Central Pacific Financial Corp., we anticipate entering into a formal enforcement action with the FRBSF and DFI, and while we have not seen a draft of the formal enforcement action, we anticipate terms similar to the MOU and requiring compliance with the Consent Order.

Recovery Plan

As described above, we continue to pursue all available alternatives to improve our capital ratios, including raising capital and reducing assets. While we received interest from potential private equity investors in the first quarter of 2010, it is unlikely that we will be able to successfully complete an external capital raise on acceptable terms and conditions in the near-term. Accordingly, in March 2010, our Board determined that the implementation of our recovery plan, while continuing to seek new capital, was in the best interest of our stakeholders. The recovery plan was developed with the assistance of our outside advisors and is designed to improve our financial health and capital ratios by downsizing our bank and focusing on our core businesses and traditional markets in Hawaii.

Key elements of the recovery plan include, but are not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrinking the bank’s balance sheet, including the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reducing the bank’s loan portfolio through paydowns, restructuring, and significantly reducing lending activity, and

•	Significantly lowering operating costs to align with the restructured business model.

To ensure the successful execution of the recovery plan and to monitor our capital raising efforts, our Board formed a Recovery Committee in March 2010 to oversee our progress against these initiatives.

To date, we executed the following as part of this plan:

•
Sold investment securities totaling $439.4 million at a net gain of $0.8 million, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 10.1% at March 31, 2010.

•
Reduced our credit risk exposure in the non-agency MBS and municipal securities portfolios by $52.7 million and $37.3 million, respectively. Our remaining exposure in the non-agency MBS and municipal securities portfolios as of March 31, 2010 were $18 thousand and $0.8 million, respectively.

•	Reduced our total loan and lease portfolio to $2.8 billion at March 31, 2010 from $3.0 billion at December 31, 2009.

•	Improved our liquidity position with cash and cash equivalents totaling $865.4 million at March 31, 2010, compared to $488.4 million at December 31, 2009.

•	Continued to support home ownership in Hawaii by originating $234.2 million in residential mortgage loans. Substantially all of these loans were sold in the secondary market.

•	Made progress with our previously announced plans to exit the Mainland market by closing two California loan production offices.

•
Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

While we did not achieve the leverage capital and Tier 1 risk-based capital mandates of 10% and 12%, respectively, by March 31, 2010, as required by the Consent Order, the actions described above are designed to reduce our capital needs over time by reducing our balance sheet and establishing a more streamlined and focused organization with a reduced infrastructure. However, there is no assurance that the recovery plan will be acceptable to our regulators, that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern.

Liquidity

At March 31, 2010, the Company has cash and cash equivalents of $865.4 million. We also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the Federal Home Loan Bank, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. As further discussed in Notes 10 and 11, the Company’s liquidity position may be adversely affected by dividend limitations imposed on us and our access to these funding sources. Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to further reduce our loan portfolio, improve our risk profile, increase our regulatory capital ratios, and comply with the provisions of the Consent Order.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued certain guidance included in ASC 860-10 which required more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. We adopted the guidance effective January 1, 2010 and the adoption had no material impact on our consolidated financial statements.

In June 2009, the FASB issued certain guidance, included in ASC 942-810, which changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. We adopted the guidance effective January 1, 2010 and the adoption had no material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU required new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. We adopted this statement effective January 1, 2010 and the adoption had no material impact on our consolidated financial statements.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
March 31, 2010
Available for Sale
U.S. Government sponsored entities debt securities	$212,418	$714	$(314)	$212,818
States and political subdivisions	14,018	6	-	14,024
U.S. Government sponsored entities mortgage-backed securities	162,903	4,459	(148)	167,214
Non-agency collateralized mortgage obligations	18	-	-	18
Other	982	17	-	999
Total	$390,339	$5,196	$(462)	$395,073

Held to Maturity
States and political subdivisions	$500	$6	$-	$506
U.S. Government sponsored entities mortgage-backed securities	3,734	115	-	3,849
Total	$4,234	$121	$-	$4,355

December 31, 2009
Available for Sale
U.S. Government sponsored entities debt securities	$207,292	$1,010	$(659)	$207,643
States and political subdivisions	51,449	375	(339)	51,485
U.S. Government sponsored entities mortgage-backed securities	600,507	14,088	(1,507)	613,088
Non-agency collateralized mortgage obligations	52,691	-	(6,222)	46,469
Other	984	-	(14)	970
Total	$912,923	$15,473	$(8,741)	$919,655

Held to Maturity
States and political subdivisions	$500	$2	$-	$502
U.S. Government sponsored entities mortgage-backed securities	4,204	98	-	4,302
Total	$4,704	$100	$-	$4,804

The amortized cost and estimated fair value of investment securities at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$22,656	$22,753
Due after one year through five years	150,112	150,559
Due after five years through ten years	47,520	47,382
Due after ten years	6,148	6,148
Mortage-backed securities	162,921	167,232
Other	982	999
Total	$390,339	$395,073

Held to Maturity
Due after one year through five years	$500	$506
Mortage-backed securities	3,734	3,849
Total	$4,234	$4,355

Effective March 31, 2010, as part of our recovery plan, we completed the sale of certain available for sale securities during the quarter ended March 31, 2010 and received gross proceeds of $439.4 million. Gross realized gains and losses on sales of available for sale securities during the three months ended March 31, 2010 were $9.6 million and $8.8 million, respectively. Proceeds from sales of investment securities available for sale were $2.1 million for the three months ended March 31, 2009, resulting in gross realized losses of $0.2 million. There were no gross realized gains in the three months ended March 31, 2009. The basis on which the cost of all securities sold was determined using the specific identification method.

In addition to these sales, we also transferred certain securities formerly classified as available for sale to trading securities as we intend to sell these securities in the near-term as part of our recovery plan. The transfer of these securities to the trading category was accounted for at fair value and resulted in the immediate recognition of a net unrealized gain of $0.4 million.

Investment securities of $428.4 million at March 31, 2010 were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Provided below is a summary of the 12 and 40 investment securities which were in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At March 31, 2010:
U.S. Government sponsored entities
debt securities	$77,259	$(314)	$-	$-	$77,259	$(314)
U.S. Government sponsored entities
mortgage-backed securities	5,051	(147)	74	(1)	5,125	(148)
Total temporarily impaired securities	$82,310	$(461)	$74	$(1)	$82,384	$(462)

At December 31, 2009:
U.S. Government sponsored entities
debt securities	$89,172	$(659)	$-	$-	$89,172	$(659)
States and political subdivisions	6,956	(197)	3,696	(142)	10,652	(339)
U.S. Government sponsored entities
mortgage-backed securities	70,213	(1,504)	55	(3)	70,268	(1,507)
Non-agency collateralized mortgage obligations	7,624	(162)	38,845	(6,060)	46,469	(6,222)
Other	-	-	970	(14)	970	(14)
Total temporarily impaired securities	$173,965	$(2,522)	$43,566	$(6,219)	$217,531	$(8,741)

Unrealized losses for all investment securities are reviewed to determine whether the losses are deemed “other-than-temporary impairment” (“OTTI”). Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, we evaluate a number of factors including, but not limited to:

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

The declines in market value were primarily attributable to changes in interest rates and disruptions in the credit and financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider these investments to be other-than-temporarily impaired.

5.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Commercial, financial and agricultural	$253,349	$260,784
Real estate:
Construction	752,001	813,333
Mortgage - residential	772,022	823,274
Mortgage - commercial	910,053	972,537
Consumer	123,488	136,090
Leases	38,853	41,803
	2,849,766	3,047,821
Unearned income	(5,577)	(5,841)
Total loans and leases	$2,844,189	$3,041,980

Impaired loans requiring an allowance for loan and lease losses at March 31, 2010 and December 31, 2009 amounted to $277.6 million and $293.2 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan and lease losses at March 31, 2010 and December 31, 2009 amounted to $132.8 million and $185.7 million, respectively.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$205,279	$119,878
Provision for loan and lease losses	58,837	26,750
	264,116	146,628

Charge-offs	(59,968)	(24,815)
Recoveries	7,498	473
Net charge-offs	(52,470)	(24,342)
Balance, end of period	$211,646	$122,286

The increase in the Allowance in the first quarter of 2010 was primarily due to increased risk volatility and downward risk rating migration in our loan portfolios with direct exposure to the real estate markets in which we serve. In particular, we experienced adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios and heightened delinquencies in our residential mortgage and consumer loan portfolios. The increase in our Allowance for the first quarter of 2010 was necessary in response to uncertain economic conditions present at the time and continued deterioration in the Hawaii and California real estate markets. In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

7.   SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income.

All unsold mortgage-backed securities were categorized as trading or available for sale securities and were therefore recorded at their fair value of $14.1 million and $56.2 million at March 31, 2010 and December 31, 2009, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized losses of $0.1 million and $0.5 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (loss) at March 31, 2010 and December 31, 2009, respectively.

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

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed.   As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million during the quarter. As of March 31, 2010, we had no goodwill remaining on our consolidated balance sheet.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the three months ended March 31, 2010:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$23,401	$20,589	$1,190	$210	$45,390
Additions	-	1,628	-	-	1,628
Amortization	(668)	(690)	(35)	(15)	(1,408)
Balance, end of period	$22,733	$21,527	$1,155	$195	$45,610

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.6 million for the three months ended March 31, 2010, compared to $4.8 million for the three months ended March 31, 2009. Amortization of mortgage servicing rights was $0.7 million for each of the three months ended March 31, 2010 and 2009.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Fair market value, beginning of period	$23,019	$12,107
Fair market value, end of period	22,897	17,122
Weighted average discount rate	8.5%	8.6%
Weighted average prepayment speed assumption	13.2	14.4

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(21,909)	$22,733	$44,642	$(21,241)	$23,401
Mortgage servicing rights	36,985	(15,458)	21,527	35,357	(14,768)	20,589
Customer relationships	1,400	(245)	1,155	1,400	(210)	1,190
Non-compete agreements	300	(105)	195	300	(90)	210
	$83,327	$(37,717)	$45,610	$81,699	$(36,309)	$45,390

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of March 31, 2010, estimated amortization expense for the remainder of fiscal 2010, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2010 (remainder)	$2,006	$1,860	$105	$45	$4,016
2011	2,674	2,672	140	60	5,546
2012	2,674	2,321	140	60	5,195
2013	2,674	2,016	140	30	4,860
2014	2,674	1,753	140	-	4,567
2015	2,674	1,507	140	-	4,321
Thereafter	7,357	9,398	350	-	17,105
	$22,733	$21,527	$1,155	$195	$45,610

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCI and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain will be recognized into income over the original contract period of January 2013 using the effective yield method and we expect to reclassify $5.9 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2010, we were a party to interest rate lock and forward sale commitments on $84.3 million and $29.7 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009
		(Dollars in thousands)

Interest rate contracts	Other assets /	$332	$1,035	$650	$1,217
	other liabilities

Total derivatives		$332	$1,035	$650	$1,217

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Three Months Ended March 31, 2010
Interest rate contracts	$-	$1,890	$-

Three Months Ended March 31, 2009
Interest rate contracts	$16,093	$2,000	$(184)

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended March 31, 2010
Interest rate contracts	Other operating income	$219

Three Months Ended March 31, 2009
Interest rate contracts	Other operating income	$(1,694)

10.      SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At March 31, 2010, our bank maintained a $120.8 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of March 31, 2010, certain real estate loans totaling $261.3 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. Future advances under this arrangement are subject to approval of the Federal Reserve. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. As of March 31, 2010, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility.

The bank is a member of and maintained an $896.3 million line of credit with the FHLB as of March 31, 2010. Short-term and long-term borrowings under this arrangement totaled $200.0 million and $548.9 million at March 31, 2010, respectively, compared to $549.6 million of long-term borrowings at December 31, 2009. There were no short-term borrowings under this arrangement at December 31, 2009. FHLB advances outstanding at March 31, 2010 were secured by interest-bearing deposits at the FHLB of $0.9 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $287.7 million and certain real estate loans totaling $920.8 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $125.8 million was undrawn under this arrangement at March 31, 2010, however, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $2.5 million and $1.8 million at March 31, 2010 and December 31, 2009, respectively.

11.   EQUITY

Beginning in the third quarter of 2009, we suspended the payment of cash dividends on our outstanding Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”). During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred dividends on our outstanding TARP Preferred Stock. Accrued dividends on our outstanding TARP Preferred Stock were $6.0 million and $4.3 million at March 31, 2010 and December 31, 2009, respectively.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, the DFI and the U.S. Treasury and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Accordingly, we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. Central Pacific Bank, in addition to obtaining approval from the FDIC and DFI, and is not permitted under Hawaii law to pay dividends except out of retained earnings. Given that the bank had an accumulated deficit of approximately $398.5 million at March 31, 2010, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the three months ended March 31, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	1,014,100	$21.12
Changes during the period:
Expired	(25,693)	10.90
Forfeited	(6,500)	15.82
Outstanding at March 31, 2010	981,907	21.42

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the three months ended March 31, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	21,020	$34.60
Changes during the period:
Vested	(6,520)	35.83
Nonvested at March 31, 2010	14,500	34.04

Performance Shares and Stock Appreciation Rights

There was no activity related to performance shares for both the 2005 LTIP and 2008 LTIP during the three months ended March 31, 2010. No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the three months ended March 31, 2010.

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the three months ended March 31, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	179,512	$19.24
Changes during the period:
Vested	(3,799)	35.90
Outstanding at March 31, 2010	175,713	18.88

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$-	$(5,158)
All other unrealized gains	3,954	11,109
Unrealized holding gains on derivatives	(1,837)	53
Pension adjustments	(9,071)	(9,515)
Accumulated other comprehensive loss, net of tax	$(6,954)	$(3,511)

Components of comprehensive loss (net of taxes) for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Net income (loss)	$(160,219)	$2,629
Unrealized loss on investment securities	(1,997)	(5,443)
Unrealized gain (loss) on derivatives	(1,890)	1,230
Pension adjustments	444	323
Comprehensive loss	$(163,662)	$(1,261)

14.  PENSION PLANS

Central Pacific Bank, our bank subsidiary, has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Interest cost	$437	$450
Expected return on assets	(428)	(350)
Amortization of unrecognized loss	514	525
Net periodic cost	$523	$625

The fair values of the defined benefit retirement plan as of March 31, 2010 and December 31, 2009 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2010
Money market accounts	$717	$-	$-	$717
Mutual funds	7,382	-	-	7,382
Government obligations	3,334	-	-	3,334
Common stocks	5,521	-	-	5,521
Preferred stocks	254	-	-	254
Corporate bonds and debentures	2,750	-	-	2,750
Limited partnerships	-	-	2,400	2,400
	$19,958	$-	$2,400	$22,358

December 31, 2009
Money market accounts	$720	$-	$-	$720
Mutual funds	7,850	-	-	7,850
Government obligations	3,327	-	-	3,327
Common stocks	5,180	-	-	5,180
Preferred stocks	223	-	-	223
Corporate bonds and debentures	2,538	-	-	2,538
Limited partnerships	-	-	2,315	2,315
	$19,838	$-	$2,315	$22,153

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Limited partnerships
(Dollars in thousands)

Balance at December 31, 2009	$2,315
Unrealized net gains	85
Balance at March 31, 2010	$2,400

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Service cost	$11	$26
Interest cost	108	116
Amortization of unrecognized transition obligation	4	9
Amortization of prior service cost	(7)	5
Amortization of unrecognized loss	5	1
Net periodic cost	$121	$157

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at March 31, 2010 and December 31, 2009 was $130.1 million and $104.6 million, respectively. The $25.5 million increase in our valuation allowance during the first quarter of 2010 was attributable to an increase in our net deferred tax assets resulting from the net operating loss recognized in the current quarter. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS (LOSS) PER SHARE

The following table presents the information used to compute basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009

Net income (loss)	$(160,219)	$2,629
Preferred stock dividends and accretion	2,074	1,867
Net income (loss) available to common shareholders	$(162,293)	$762

Weighted average shares outstanding - basic	30,270	28,681
Dilutive effect of employee stock options and awards	-	11
Weighted average shares outstanding - diluted	30,270	28,692

Basic and diluted earnings (loss) per share	$(5.36)	$0.03

A total of 2,842,131 and 1,080,893 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2010 and 2009, respectively, as their effect was antidilutive.

17.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. The fair value of loans are not based on the notion of exit price.

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

	March 31, 2010		December 31, 2009
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$207,015	$207,015	$87,897	$87,897
Interest-bearing deposits in other banks	658,337	658,337	400,470	400,470
Investment securities	448,798	448,919	924,359	924,459
Net loans and leases, including loans held for sale	2,690,202	2,696,576	2,920,531	2,928,475
Accrued interest receivable	12,063	12,063	14,588	14,588

Financial liabilities
Deposits:
Noninterest-bearing deposits	611,840	611,840	638,328	638,328
Interest-bearing demand and savings deposits	1,721,101	1,721,101	1,784,211	1,784,211
Time deposits	1,002,097	1,002,784	1,146,377	1,147,629
Total deposits	3,335,038	3,335,725	3,568,916	3,570,168
Short-term borrowings	202,074	200,776	242,429	242,476
Long-term debt	657,537	584,118	657,874	608,696
Accrued interest payable (included in other liabilities)	8,896	8,896	8,980	8,980

Off-balance sheet financial instruments
Commitments to extend credit	490,521	2,453	541,825	2,709
Standby letters of credit and financial guarantees written	37,611	282	39,650	297
Interest rate options	84,328	(548)	89,943	(1,161)
Forward interest rate contracts	29,722	230	75,162	979
Forward foreign exchange contracts	328	328	2,184	2,187

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2010
Trading securities:
U.S. Government sponsored entities mortgage-backed securities	$49,491	$-	$49,491	$-
Available for sale securities:
U.S. Government sponsored entities debt securities	212,818	-	212,818	-
States and political subdivisions	14,024	-	341	13,683
U.S. Government sponsored entities mortgage-backed securities	167,214	-	167,214	-
Non-agency collateralized mortgage obligations	18	-	-	18
Other	999	999	-	-
Derivatives:
Interest rate contracts	(318)	-	(318)	-
Total	$444,246	$999	$429,546	$13,701

December 31, 2009
Available for sale securities:
U.S. Government sponsored entities debt securities	$207,643	$-	$207,643	$-
States and political subdivisions	51,485	-	37,707	13,778
U.S. Government sponsored entities mortgage-backed securities	613,088	-	613,088	-
Non-agency collateralized mortgage obligations	46,469	-	-	46,469
Other	970	970	-	-
Derivatives:
Interest rate contracts	(182)	-	(182)	-
Total	$919,473	$970	$858,256	$60,247

For the three months ended March 31, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at January 1, 2010	$13,778	$46,469
Principal payments received	(95)	(1,051)
Realized net losses included in net loss	-	(7,275)
Unrealized net gains included in other comprehensive income	-	6,222
Sales	-	(44,347)
Balance at March 31, 2010	$13,683	$18

Balance at January 1, 2009	$14,244	$106,091
Principal payments received	(138)	(4,188)
Unrealized net losses included in other comprehensive income	-	(11,423)
Balance at March 31, 2009	$14,106	$90,480

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2010 and December 31, 2009, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2010
Loans held for sale (1)	$27,822	$-	$27,822	$-
Impaired loans (1)	374,968	-	374,968	-
Other real estate (2)	31,571	-	31,571	-

December 31, 2009
Loans held for sale (1)	$18,161	$-	$18,161	$-
Impaired loans (1)	440,538	-	440,538	-
Goodwill (3)	102,689	-	-	102,689
Other real estate (2)	26,954	-	26,954	-

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.
Fair value is generally based upon independent market prices or appraised values of the collateral.

(3) Represents carrying value subsequent of write-downs for impairment.

In accordance with the provisions of FASB Codification Topic 350, Intangibles—Goodwill and Other, during the first quarter of 2010, the carrying amount of goodwill was considered fully impaired. Accordingly we recognized a non-cash impairment charge of $102.7 million in the first quarter of 2010 (see Note 8).

18.  SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.
	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended March 31, 2010:
Net interest income	$13,332	$16,569	$5,168	$-	$35,069
Intersegment net interest income (expense)	(9,941)	9,670	(1,716)	1,987	-
Provision for loan and lease losses	(40,300)	(18,537)	-	-	(58,837)
Other operating income	215	9,812	2,858	(121)	12,764
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(10,613)	(21,910)	(665)	(13,338)	(46,526)
Administrative and overhead expense allocation	(1,215)	(10,079)	(102)	11,396	-
Income taxes	-	-	-	-	-
Net income (loss)	$(48,522)	$(117,164)	$5,543	$(76)	$(160,219)

Three months ended March 31, 2009:
Net interest income	$24,932	$17,455	$4,086	$-	$46,473
Intersegment net interest income (expense)	(13,797)	12,850	(1,553)	2,500	-
Provision for loan and lease losses	(24,000)	(2,750)	-	-	(26,750)
Other operating income	181	10,408	1,277	3,818	15,684
Other operating expense	(5,222)	(20,222)	(803)	(11,451)	(37,698)
Administrative and overhead expense allocation	(1,197)	(8,589)	(92)	9,878	-
Income taxes	6,747	134	(681)	(1,280)	4,920
Net income (loss)	$(12,356)	$9,286	$2,234	$3,465	$2,629

At March 31, 2010:
Investment securities	$-	$-	$448,798	$-	$448,798
Loans and leases (including loans held for sale)	1,338,237	1,563,611	-	-	2,901,848
Other	(78,624)	31,952	969,004	161,199	1,083,531
Total assets	$1,259,613	$1,595,563	$1,417,802	$161,199	$4,434,177

At December 31, 2009:
Investment securities	$-	$-	$924,359	$-	$924,359
Loans and leases (including loans held for sale)	1,475,760	1,650,050	-	-	3,125,810
Other	(113,918)	173,935	645,397	113,939	819,353
Total assets	$1,361,842	$1,823,985	$1,569,756	$113,939	$4,869,522

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

Central Pacific Bank is a full-service community bank with 35 branches and approximately 100 ATMs located throughout the State of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The bank also has loan production offices in California.

On March 16, 2010, we announced the appointment of John C. Dean as Executive Chairman of the Board of CPF and Central Pacific Bank. Mr. Dean is acting in this role pending the receipt of regulatory approval. In addition to this appointment, we continue to reposition our executive management team as our Vice Chairman and Chief Financial Officer and our Executive Vice President and interim Chief Credit Officer both recently announced their resignations effective May 31, 2010 and June 30, 2010, respectively. We are currently in the process of recruiting key executives to fill these roles and assist with the implementation of our recovery plan.

Regulatory Matters

We are under the Consent Order that requires our bank to improve our capital position, asset quality, liquidity and management oversight, among other matters. Specifically, we are required to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. In addition to this capital ratio requirement, we are also required to maintain an adequate allowance for loan and lease losses at all times, reduce doubtful and substandard assets to less than 75% of Tier 1 capital plus reserves, and systematically reduce commercial real estate loans, particularly land development and construction loans. We must also obtain approval from the FDIC and the DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp.

To date, the bank has fulfilled many of the requirements of the Consent Order. However, as of the date of this filing, we were not in compliance with the leverage and total risk-based capital ratio requirements and our doubtful and substandard assets exceeded 75% of Tier 1 capital plus reserves. Consistent with our recovery plan, which is described more fully under “—Capital Resources” below, we will continue to pursue further opportunities to reduce our classified assets by aggressively managing our loan portfolio to minimize further credit losses and maximize recoveries. In addition, we continue to explore all options for raising additional capital concurrent with the execution of our recovery plan. Despite these actions, we do not anticipate being in compliance with these requirements in the near-term.

In addition to the Consent Order, Central Pacific Financial Corp. continues to be subject to the memorandum of understanding (“MOU”) effective April 1, 2009 with the FRBSF and the DFI. The issues required to be addressed by management overlap, to a large extent, with those contained in the Consent Order and include, among other matters, to review and establish more comprehensive policies and methodologies relating to the adequacy of the allowance for loan and lease losses, to re-evaluate, develop and implement strategic and other plans and to increase and maintain the bank’s leverage capital ratio at or above 9%. The MOU also includes our agreement to obtain the approval of the FRBSF and the DFI for Central Pacific Financial Corp. to increase, renew, incur or guarantee indebtedness, pay dividends and make payments on our trust preferred securities. To date, management has fulfilled many of the provisions of the MOU, however, we were not in compliance with the leverage capital ratio requirement of the MOU and have not reversed the Company’s negative financial performance as of the date of this filing. As a result of the FRBSF’s December 2009 examination of Central Pacific Financial Corp., we anticipate entering into a formal enforcement action with the FRBSF and DFI, and while we have not seen a draft of the formal enforcement action, we anticipate terms similar to the MOU and requiring compliance with the Consent Order.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are under the Consent Order that, among other things, requires us to increase and maintain our leverage and total risk-based capital ratios to at least minimums of 10% and 12%, respectively, by March 31, 2010. We were unable to meet these capital ratio requirements as of March 31, 2010. Our inability to meet the capital ratio requirements under the Consent Order, as well as further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. Our inability to meet existing regulatory requirements and the uncertainty as to our ability to meet future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed under “—Capital Resources” below and in Note 2 to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the first quarter of 2010, we increased our Allowance as the general economic conditions and real estate markets in which we operate remained weak. While general economic conditions in the markets we serve are beginning to show signs of stabilization, conditions remain challenging and may result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance, any of which would require an increase in our Provision. We are unable to accurately predict future changes in the real estate market.

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

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed. As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million during the quarter. As of March 31, 2010, we had no goodwill remaining on our consolidated balance sheet.

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings. In 2009, we established a valuation allowance against our net DTAs. Accordingly,   See “— Results of Operations — Income Taxes” below.

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

Financial Summary

Ongoing weakness in the Hawaii and California commercial real estate markets continued to have a negative impact on our operating results for the first quarter of 2010, resulting in a net loss of $160.2 million during the period. Our results for the first quarter of 2010 included a non-cash charge of $102.7 million associated with the impairment of goodwill assigned to our Hawaii Market reporting unit.  Total credit costs, which includes the provision for loan and lease losses, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in our reserve for unfunded loan commitments, totaled $66.5 million for the quarter.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $126.1 million and $180.1 million for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended
	March 31,
	2010		2009

Return (loss) on average assets	(13.25	) %	0.19%
Return (loss) on average shareholders' equity	(196.41	) %	1.70%
Return (loss) on average tangible equity	(320.04	) %	2.40%
Basic and diluted earnings (loss) per common share	$(5.36)		$0.03

Material Trends

The global and U.S. economies continue to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were the result of various initiatives of the U.S. government. Initiatives such as the EESA and ARRA have thus far helped the financial markets and U.S. economy. Additionally, the FRB implemented a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in 2008 and has kept these rates at those levels through the first quarter of 2010. There is some uncertainty as to how the financial markets and U.S. economy will react once the U.S. government begins to exit the private market or if the FRB begins to tighten its monetary policy.

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

General economic conditions in Hawaii have begun to stabilize in the first quarter of 2010. Tourism remains Hawaii’s most significant economic driver and according to the Hawaii State Department of Business, Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor expenditures are expected to post modest gains of 2.0% and 2.3%, respectively, in 2010. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate remained unchanged at 6.9% in March 2010 from December 2009 and Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 9.7%. DBEDT projects real personal income to remain flat in 2010 and real gross state product to grow by a modest 0.9% in 2010.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 32.1% for single-family homes and 36.4% for condominiums in March 2010 compared to March 2009. Median sales prices for single-family homes and condominiums on Oahu in March 2010 were $599,000 and $310,000, respectively, representing increases of 4.2% and 3.3% from the prior year. Expectations from local real estate experts and economists are for the Hawaii real estate market to show further improvement during the latter part of 2010, however, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure and operate as a smaller bank, we have taken and will continue to take, steps to reduce our commercial real estate and construction loan portfolios. We ceased commercial real estate lending on the mainland in April 2008, limited commercial real estate lending in Hawaii starting in January 2009 and have not made any new construction loans in Hawaii since June 2009. In addition, as part of the recovery plan, we are significantly reducing our lending activities in commercial real estate loans and management has sold, and continues to sell, real estate dependent assets both in Hawaii and on the mainland.

Additional impediments for the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2010 and 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past, to cover budgeted shortfalls.

The outlook for the California economy calls for modest growth in 2010 followed by moderate growth in 2011 and 2012. The California Association of Realtors (“CAR”) reported that March 2010 unit home sales increased by 2.5% and the median price increased by 20.8% from year ago levels primarily driven by increased sales of distressed properties, historically low interest rates and incentives for home buyers. CAR forecasts California’s median sales price to fluctuate around the $300,000 level throughout the first quarter of 2010, however, uncertainty persists as to how the real estate market will fare once the U.S. government begins to reduce its influence on the real estate market. According to the California Department of Finance, average personal income is projected to increase by 2.7% in 2010 from 2009. Labor markets within the state remained weak through the first quarter of 2010 as California’s seasonally adjusted unemployment rate persisted at 12.6% at March 2010 and continues to be well above the national unemployment rate of 9.7%. The California state government’s budget crisis is expected to continue. Having already issued IOUs once before to preserve cash, California’s government faces a $20 billion shortfall and is looking at further cuts in wages, furloughs and government programs.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2010 and 2009 is set forth below.
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$503,806	0.27%	$330	$4,097	0.01%	$-
Federal funds sold & securities purchased
under agreements to resell	-	-	-	379	0.27	-
Taxable investment securities (1)	808,077	4.01	8,104	771,287	4.53	8,732
Tax-exempt investment securities (1)	46,226	6.87	793	123,213	5.85	1,801
Loans and leases, net of unearned income (2)	3,047,239	4.95	37,312	4,015,766	5.69	56,505
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	4,454,145	4.22	46,539	4,963,539	5.45	67,038
Nonearning assets	383,862			514,892
Total assets	$4,838,007			$5,478,431

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$611,195	0.17%	$258	$498,548	0.26%	$321
Savings and money market deposits	1,146,801	0.58	1,649	1,186,909	0.98	2,863
Time deposits under $100,000	531,603	1.67	2,185	710,933	2.84	4,980
Time deposits $100,000 and over	626,523	1.16	1,796	937,563	2.13	4,914
Short-term borrowings	274,157	0.28	189	198,558	0.49	238
Long-term debt	657,667	3.15	5,115	632,933	4.24	6,619
Total interest-bearing liabilities	3,847,946	1.18	11,192	4,165,444	1.94	19,935
Noninterest-bearing deposits	592,118			585,731
Other liabilities	61,617			99,221
Total liabilities	4,501,681			4,850,396
Shareholders' equity	326,302			617,989
Non-controlling interests	10,024			10,046
Total equity	336,326			628,035
Total liabilities and equity	$4,838,007			$5,478,431

Net interest income			$35,347			$47,103

Net interest margin		3.20%			3.82%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $35.3 million for the first quarter of 2010, decreased by $11.8 million, or 25.0%, from the first quarter of 2009. The decrease was primarily the result of a significant reduction in average loan and lease balances as we continued our efforts to downsize our balance sheet and improve our liquidity position. The decrease in net interest income also reflects a decline in average yields earned on interest earning assets, which exceeded the decline in average rates paid on our interest-bearing liabilities and is reflective of the declining interest rate environment we currently operate in.

Interest Income

Taxable-equivalent interest income of $46.5 million for the first quarter of 2010, decreased by $20.5 million, or 30.6%, from the first quarter of 2009. The current quarter decrease in taxable-equivalent interest income was primarily attributable to the decline in average loan balances and average yields earned thereon, the increase in non-accrual loans, as well as decreases in average tax-exempt investment securities and average yields earned on taxable investment securities. Average loan balances decreased by $968.5 million in the current quarter from the first quarter of 2009, contributing to approximately $13.8 million of the current quarter interest income decline, while average loan yields decreased by 74 basis points (“bp”) in the current quarter, resulting in a reduction in interest income of approximately $7.4 million. As the Federal Reserve kept the federal funds benchmark rate to a range of zero to 0.25% through the first quarter of 2010, loan repricings were negatively impacted. The $77.0 million decrease in average tax-exempt investment securities in the first quarter of 2010 from the comparable prior year period contributed to $1.1 million of the current quarter interest income decrease while the 52 bp reduction in average yields earned on taxable investment securities contributed to $1.0 million of the interest income decrease. We anticipate that interest income will decrease going forward as we continue our efforts to reduce our loan portfolio in connection with our recovery plan.

Interest Expense

Taxable-equivalent interest expense of $11.2 million for the first quarter of 2010, decreased by $8.7 million, or 43.9%, from the comparable quarter one year ago. The decrease in interest expense during the current quarter was primarily attributable to the overall decline in average rates paid on savings and money market deposits, time deposits and long-term debt, as well as the overall decrease in average time deposit balances. The 40 bp decline in average rates on savings and money market deposits contributed to $1.2 million of the current quarter decrease in interest expense, declines of 117 bp and 97 bp in average rates on time deposits under $100,000 and time deposits $100,000 and over contributed to $2.1 million and $2.3 million of the current quarter decrease, and the 109 bp decline on average rates on long-term debt contributed to $1.7 million of the current quarter decrease. Additionally, the overall decrease in average balances of all time deposits also resulted in a decrease in interest expense of $2.9 million during the current quarter.

Net Interest Margin

Our net interest margin was 3.20% for the first quarter of 2010, compared to 3.82% for the first quarter of 2009. The compression in our net interest margin was attributable to lower yields on interest earning assets as we continued our efforts to reduce our commercial real estate loan portfolio and maximize balance sheet liquidity.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$5,479	$8,377
Real estate:
Construction	370,715	362,557
Mortgage-residential	47,501	55,603
Mortgage-commercial	38,185	45,847
Leases	398	466
Total nonaccrual loans	462,278	472,850
Other real estate	31,571	26,954
Total nonperforming assets	493,849	499,804

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	-	228
Mortgage-residential	90	2,680
Mortgage-commercial	6,509	-
Consumer	237	232
Leases	143	152
Total accruing loans delinquent for 90 days or more	6,979	3,292

Restructured loans still accruing interest:
Real estate:
Construction	-	2,745
Mortgage-residential	4,641	3,565
Total restructured loans still accruing interest	4,641	6,310

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$505,469	$509,406

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	16.84%	15.85%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	17.07%	15.96%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	17.23%	16.16%

Significant additions to nonperforming assets for the three months ended March 31, 2010 included the following:

	Hawaii		Mainland
	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Portfolio:
Commercial construction	6	$60,035	3	$17,437
Commercial mortgage	8	13,074	5	6,481
Residential mortgage	15	4,160	-	-
Residential construction	2	3,440	2	6,716

Offsetting these additions were the partial and full charge-offs of $44.4 million in loan balances, as well as $36.2 million of loan sales and sales of foreclosed properties in the first quarter of 2010 as follows:

	Three Months Ended March 31, 2009
	Hawaii	Mainland
	(Dollars in thousands)
Charge-offs:
Residential construction & other real estate	$14,013	$4,338
Commercial mortgage loans & other real estate	7,799	6,364
Commercial construction & other real estate	2,985	4,527
Residential mortgage & other real estate	2,442	-
Commercial, financial and agricultural	1,930	-

Sales:
Residential construction & other real estate	$4,979	$2,424
Commercial mortgage loans & other real estate	6,753	8,200
Commercial construction & other real estate	8,640	4,957
Residential mortgage & other real estate	262	-

Restructured loans included in non-performing assets at March 31, 2010 consisted of seven residential mortgage loans with a combined principal balance of $4.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers.

Provision and Allowance for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$205,279	$119,878

Provision for loan and lease losses	58,837	26,750

Charge-offs:
Commercial, financial and agricultural	2,158	825
Real estate:
Construction	27,974	22,614
Mortgage-residential	11,164	362
Mortgage-commercial	17,730	-
Consumer	941	1,014
Leases	1	-
Total charge-offs	59,968	24,815

Recoveries:
Commercial, financial and agricultural	1,561	87
Real estate:
Construction	5,501	52
Mortgage-residential	27	19
Mortgage-commercial	2	3
Consumer	366	312
Leases	41	-
Total recoveries	7,498	473

Net charge-offs	52,470	24,342

Balance at end of period	$211,646	$122,286

Annualized ratio of net charge-offs to average loans	6.89%	2.42%

Our Allowance at March 31, 2010 totaled $211.6 million, an increase of $6.4 million, or 3.1%, from year-end 2009. When expressed as a percentage of total loans, our Allowance was 7.44% at March 31, 2010, compared to 6.75% at year-end 2009. The increase in our Allowance was a direct result of the $58.8 million Provision recognized during the first quarter of 2010, partially offset by $52.5 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the construction and commercial real estate markets in California and Hawaii. The increase in our Allowance as a percentage of total loans is consistent with the higher risk profile of our loan portfolio given the weak commercial real estate markets in Hawaii and California, as well as the depressed national and local economies.

In light of these challenging market conditions, the increase in our Allowance as a percentage of total loans was necessary as we experienced downward risk grading migration in the sectors of our loan portfolio with exposure to the Hawaii and California commercial real estate markets, as well as a continued reduction of collateral values supporting our impaired commercial and residential construction loans. Collateral values are determined based on appraisals received from qualified valuation professionals and are obtained periodically or when indicators that property values may be impaired are present.

In accordance with generally accepted accounting principles in the United States (“GAAP”), loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Increased risk volatility and downward risk rating migration in our loan portfolio contributed to the increased Provision. Ongoing weakness in the Hawaii and California real estate markets combined with continued uncertainty in the economic environment has resulted in heightened risk within our various commercial and commercial real estate loan portfolios. In particular, as a result of the prolonged economic downturn and continued declines in property values, we continue to experience adverse migration in portions of our mainland and Hawaii construction and commercial real estate portfolios and heightened delinquencies in our residential mortgage and consumer loan portfolios. Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. We expect these challenging economic conditions to persist over the coming quarters.

Other Operating Income

Total other operating income of $12.8 million for the first quarter of 2010 decreased by $2.9 million, or 18.6%, from the comparable quarter one year ago. The decrease was primarily due to the recognition of a $3.6 million gain related to the sale of a parcel of land in the year-ago quarter and lower gains on sales of residential loans of $2.1 million as refinance activity has dropped off from the prior year. These decreases were partially offset by higher unrealized gains on outstanding interest rate locks of $1.9 million and higher gains on sales of investment securities of $1.0 million as we liquidated a significant portion of our investment portfolio in connection with our recovery plan.

Other Operating Expense

Total other operating expense for the first quarter of 2010 was $149.2 million compared to $37.7 million in the comparable quarter one year ago. The current quarter increase in other operating expense was attributable to the $102.7 million non-cash goodwill impairment charge, as well as increases in foreclosed asset expense of $5.4 million, legal and professional services of $2.9 million and FDIC insurance expense of $1.6 million. These increases were partially offset by reductions in salaries and employee benefits of $1.4 million and reserves for unfunded commitments of $0.9 million.

Income Taxes

In third quarter of 2009, we established a valuation allowance against our net DTAs. The establishment of the valuation allowance against our net DTAs was based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings. At March 31, 2010, our valuation allowance totaled $130.1 million.

As a result of the establishment of the valuation allowance, we did not recognize any income tax benefit in the first quarter of 2010 and our effective tax rate was 0%, compared to a tax benefit of $4.9 million and an effective tax rate of 214.8% in the first quarter of 2009. The effective tax rate for the first quarter of 2009 was impacted by the recognition of tax benefits from federal and state tax credits of $0.7 million, tax exempt income of $0.8 million and a $2.2 million state tax contingency settlement in the first quarter of 2009. The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to the total tax benefit during periods in which the Company is near break-even or experiencing a pre-tax loss.

Financial Condition

Total assets at March 31, 2010 were $4.4 billion, compared to $4.9 billion at December 31, 2009.

Loans and Leases

Loans and leases, net of unearned income, of $2.8 billion at March 31, 2010, decreased by $197.8 million, or 6.5% from December 31, 2009. The decrease was primarily due to a reduction in the mainland loan portfolio totaling $87.9 million and a reduction in the Hawaii construction and commercial real estate loan portfolio totaling $71.5 million.  The decreases in these portfolios reflect $36.1 million in loan sales, transfers to loans held for sale totaling $17.7 million, transfers to other real estate owned totaling $15.2 million, as well as paydowns and chargeoffs totaling $90.4 million.

Hawaii Construction and Commercial Real Estate Loans

At March 31, 2010, Hawaii construction and commercial real estate loans (excluding owner-occupied loans) totaled $853.5 million, Hawaii construction and commercial real estate loans held for sale totaled $15.1 million, and Hawaii construction and commercial real estate foreclosed properties totaled $1.4 million. Our total exposure to this sector decreased by $75.7 million from December 31, 2009, primarily due to loan sales of $28.1 million, chargeoffs and write-downs of $40.2 million and sales of foreclosed properties totaling $5.0 million.

Hawaii construction and commercial real estate loans (excluding owner-occupied loans) represented 30.0% and 30.7% of total loans and leases at March 31, 2010, and December 31, 2009, respectively. Of the $853.5 million balance in the Hawaii construction and commercial real estate portfolios, the Allowance established for these loans was $74.2 million at March 31, 2010, or 8.7%, of the total outstanding balance.

Nonperforming assets related to this sector totaled $291.7 million at March 31, 2010, or 6.58%, of total assets. This balance was comprised of 65 loans totaling $275.2 million at March 31, 2010, three loans held for sale totaling $15.1 million and one foreclosed property totaling $1.4 million. Nonperforming assets related to this sector totaled $276.9 million at December 31, 2009.

Mainland Commercial Real Estate and Construction Loans

At March 31, 2010, mainland construction and commercial real estate loans (excluding owner-occupied loans) totaled $595.0 million, mainland construction and commercial real estate loans held for sale totaled $12.7 million, and mainland construction and commercial real estate foreclosed properties totaled $28.3 million. This portfolio consisted of $424.8 million in California and $170.2 million in other Western states. Our total exposure to this sector decreased by $71.2 million from December 31, 2009, primarily due to sales of portfolio loans totaling $15.2 million, chargeoffs and write-downs of $19.8 million, sales of  loans held for sale totaling $7.2 million, sales of foreclosed properties totaling $2.4 million and paydowns.

Mainland construction and commercial real estate loans (excluding owner-occupied loans) represented 20.9% and 22.4% of total loans and leases at March 31, 2010, and December 31, 2009, respectively. Of the $595.0 million balance in the mainland construction and commercial real estate portfolio, the allowance for loan and lease losses established for these loans was $80.6 million at March 31, 2010, or 13.5%, of the total outstanding balance.

Nonperforming assets related to this sector totaled $165.6 million at March 31, 2010, or 3.73%, of total assets. This balance was comprised of 33 loans totaling $124.6 million, four loans held for sale totaling $12.7 million, and 11 foreclosed properties totaling $28.3 million. Nonperforming assets related to this sector totaled $183.3 million at December 31, 2009.

Deposits

Total deposits of $3.3 billion at March 31, 2010 reflected a decrease of $233.9 million, or 6.6%, from December 31, 2009. Core deposits, which we define to be demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.9 billion at March 31, 2010 and decreased by $77.5 million from December 31, 2009.  Interest-bearing demand deposits increased during the current quarter by $42.5 million, while noninterest-bearing demand deposits, savings and money market deposits, and time deposits decreased during the first quarter by $26.5 million, $105.7 million, and $144.3 million, respectively.

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $172.1 million at March 31, 2010, compared to $336.0 million at December 31, 2009 and our tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) was 0.42% at March 31, 2010 compared to 1.68% at December 31, 2009. The decline in total shareholders’ equity was the result of continued operating losses primarily driven by increased credit costs and the goodwill impairment charge.

Total shareholders’ equity includes $129.3 million of TARP Preferred Stock issued in connection with our participation in the U.S. Treasury’s TARP CPP. The TARP Preferred Stock qualifies as a component of Tier 1 capital. We began deferring dividend payments on the TARP Preferred Stock in the third quarter of 2009 and accrued dividends and interest on our outstanding TARP Preferred Stock was $6.0 million at March 31, 2010.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At March 31, 2010, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $2.5 million.

The FRB has determined that certain cumulative preferred securities having the characteristics of the trust preferred securities qualify as non-controlling interest, and are included in Tier 1 capital for bank holding companies.

Recovery Plan

We continue to pursue all available alternatives to improve our capital ratios, including raising capital and reducing assets. While we received interest from potential private equity investors in the first quarter of 2010, it is unlikely that we will be able to successfully complete an external capital raise on acceptable terms and conditions in the near-term. Accordingly, in March 2010, our Board determined that the implementation of our recovery plan, while continuing to seek new capital, was in the best interest of our stakeholders. The recovery plan was developed with the assistance of our outside advisors and is designed to improve our financial health and capital ratios by downsizing our bank and focusing on our core businesses and traditional markets in Hawaii.

Key elements of the recovery plan include, but are not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrinking the bank’s balance sheet, including the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reducing the bank’s loan portfolio through paydowns, restructuring, and significantly reducing lending activity, and

•	Significantly lowering operating costs to align with the restructured business model.

To ensure the successful execution of the recovery plan and monitor the progress of our capital raising efforts, our Board formed a recovery committee in March 2010 to oversee the Company’s progress against these initiatives.

To date, the Company executed the following as part of this plan:

•
Sold investment securities totaling $439.4 million at a net gain of $0.8 million, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 10.1% at March 31, 2010.

•
Reduced our credit risk exposure in the non-agency MBS and municipal securities portfolios by $52.7 million and $37.3 million, respectively.  Our remaining exposure in the non-agency MBS and municipal securities portfolios as of March 31, 2010 were $18 thousand and $0.8 million, respectively.

•	Reduced our total loan and lease portfolio to $2.8 billion at March 31, 2010 from $3.0 billion at December 31, 2009.

•	Improved our liquidity position with cash and cash equivalents totaling $865.4 million at March 31, 2010, compared to $488.4 million at December 31, 2009.

•	Continued to support home ownership in Hawaii by originating $234.2 million in residential mortgage loans. Substantially all of these loans were sold in the secondary market.

•	Made progress with our previously announced plans to exit the Mainland market by closing two California loan production offices.

•
Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

While we did not achieve the leverage capital and Tier 1 risk-based capital mandates of 10% and 12%, respectively, by March 31, 2010, as required by the Consent Order, the actions described above are designed to reduce our  capital needs over time by reducing our balance sheet and establishing a more streamlined and focused organization with a reduced infrastructure. However, there is no assurance that the recovery plan will be acceptable to our regulators, that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of the TARP Preferred Stock have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on the TARP Preferred Stock and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. CPF has limited capital resources to meet these obligations. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs; however, as a Hawaii state-chartered bank it is prohibited from declaring or paying dividends greater than its retained earnings. As of March 31, 2010, the bank had an accumulated retained earnings deficit of approximately $398.5 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends; therefore, we do not anticipate receiving dividends from the bank in the foreseeable future.

As of March 31, 2010, on a stand alone basis, CPF had cash available of approximately $5.6 million in order to meet its ongoing obligations. Assuming CPF is able to control its operating expenditures within normal levels, it continues to defer payments on its trust preferred securities and dividends on its TARP Preferred Stock, and there are no unanticipated cash requirements, we believe CPF will be able to meet its normally expected expense obligations through 2010 and the first quarter of 2011. However, starting in the second quarter of 2011, we anticipate that CPF will require additional funds in order to continue meeting its financial obligations. Sources of funds which may be available to CPF include independently raising additional capital or borrowing funds; however, as noted above we do not expect to be able to raise significant capital in the near-term. It is unclear whether CPF may be able to borrow funds without credit support from the bank, which may not be available. Incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRBSF and the DFI. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future to allow it to continue to meet its financial obligations when its current available cash is depleted.

Capital Ratios

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

The following table sets forth the Company’s capital ratios, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. In addition, FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. As of March 31, 2010, the bank was subject to, and was not in compliance with, the capital directive in the Consent Order which requires that it achieve and maintain a leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12% by March 31, 2010. Furthermore, the Company was also not in compliance with the minimum ratio requirement under the MOU. We do not expect to meet any of the capital ratio requirements in the near-term.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized *
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At March 31, 2010:
Leverage capital	$278,187	5.8%	$192,449	4.0%	$240,561	5.0%
Tier 1 risk-based capital	278,187	9.0	123,709	4.0	185,564	6.0
Total risk-based capital	319,087	10.3	247,418	8.0	309,273	10.0

At December 31, 2009:
Leverage capital	$334,309	6.8%	$196,478	4.0%	$245,597	5.0%
Tier 1 risk-based capital	334,309	9.6	139,064	4.0	208,596	6.0
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0

Central Pacific Bank
At March 31, 2010:
Leverage capital	$282,095	5.9%	$192,412	4.0%	$240,515	5.0%
Tier 1 risk-based capital	282,095	9.1	123,634	4.0	185,451	6.0
Total risk-based capital	322,968	10.5	247,268	8.0	309,085	10.0

At December 31, 2009:
Leverage capital	$449,845	8.5%	$210,707	4.0%	$263,384	5.0%
Tier 1 risk-based capital	449,845	10.1	178,323	4.0	267,485	6.0
Total risk-based capital	506,427	11.4	356,646	8.0	445,808	10.0

* Because the Company did not meet the minimum ratio requirement in the MOU and the bank was subject to the capital directive in the Consent Order, the Company and the bank were not considered to be "well-capitalized."

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to ensure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources by maintaining core deposits and decreasing our loan-to-deposit ratio to 85.3% at March 31, 2010 from 95.4% at March 31, 2009, as well as liquidating $439.4 million of investment securities in the first quarter of 2010. Furthermore, we also intend to pursue the possibility of additional loan sales (both individually and in bulk), however, no formal plan has been finalized and specific loans have not yet been identified for sale.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB-Seattle, secured repurchase agreements, federal funds borrowings and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these alternative funding sources, access to these sources is not guaranteed due to the current volatile market conditions and our financial position.

The bank is a member of and maintained an $896.3 million line of credit with the FHLB as of March 31, 2010. Short-term and long-term borrowings under this arrangement totaled $200.0 million and $548.9 million at March 31, 2010, respectively, compared to $549.6 million of long-term borrowings at December 31, 2009. There were no short-term borrowings under this arrangement at December 31, 2009. FHLB advances outstanding at March 31, 2010 were secured by interest-bearing deposits at the FHLB of $0.9 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $287.7 million and certain real estate loans totaling $920.8 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $125.8 million was undrawn under this arrangement at March 31, 2010, however, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement.

The bank also maintained a $120.8 million line of credit with the Federal Reserve discount window as of March 31, 2010. There were no borrowings under this arrangement at March 31, 2010 and December 31, 2009. As of March 31, 2010, a dvances under this arrangement are secured by certain real estate loans totaling $261.3 million. At March 31, 2010, the entire $120.8 million was available to the bank for future borrowings, subject to approval of the Federal Reserve. At March 31, 2010, the bank was not eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings.

Our liquidity may be negatively impacted by an inability to access the capital markets or by unforeseen demands on cash. Over the past few years, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through the first quarter of 2010, making it significantly more difficult for financial institutions to obtain funds by selling loans in the secondary market or through borrowings. In addition, our ability to access capital markets has been and will continue to be impacted by our significant losses, the anticipated continued deterioration in our loan portfolio through 2010, the requirements of the Consent Order, lower credit ratings and our capital structure. Our liquidity may be further strained if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or questions as to our ability to continue as a going concern.

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

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our contractual obligations since December 31, 2009.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2010 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the SEC.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 7, 2010	/s/ John C. Dean
John C. Dean
Acting Executive Chairman

Date: May 7, 2010	/s/ Dean K. Hirata
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