Form 10-Q
period 2010-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2010-08-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of registrant’s common stock, no par value, on August 2, 2010 was 30,368,553 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2010 and December 31, 2009

Consolidated Statements of Operations Three and six months ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows Six months ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of legislation affecting the banking industry (including the Dodd-Frank Wall Street Reform and Consumer Protection Act); the impact of regulatory action on the Company and Central Pacific Bank; the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; adverse conditions in the public debt market, the stock market or other capital markets, including any adverse changes in the price of the Company's stock; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy and in financial institutions in general and in particular our bank. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and due from banks	$107,314	$87,897
Interest-bearing deposits in other banks	809,359	400,470
Investment securities:
Trading, at fair value	23,909	-
Available for sale, at fair value	403,141	919,655
Held to maturity (fair value of $3,868 at June 30, 2010 and $4,804 at December 31, 2009)	3,731	4,704
Total investment securities	430,781	924,359

Loans held for sale	72,726	83,830

Loans and leases	2,625,432	3,041,980
Less allowance for loan and lease losses	201,959	205,279
Net loans and leases	2,423,473	2,836,701

Premises and equipment, net	72,112	75,189
Accrued interest receivable	11,416	14,588
Investment in unconsolidated subsidiaries	15,830	17,395
Other real estate	38,042	26,954
Goodwill	-	102,689
Other intangible assets	45,362	45,390
Bank-owned life insurance	140,526	139,811
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	38,977	39,839
Other assets	24,628	25,613
Total assets	$4,279,343	$4,869,522

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$605,927	$638,328
Interest-bearing demand	591,258	588,396
Savings and money market	1,063,638	1,195,815
Time	947,751	1,146,377
Total deposits	3,208,574	3,568,916

Short-term borrowings	201,708	242,429
Long-term debt	642,202	657,874
Other liabilities	60,316	54,314
Total liabilities	4,112,800	4,523,533

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares at June 30, 2010 and December 31, 2009	129,714	128,975
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
30,370,553 shares at June 30, 2010 and 30,328,764 shares at December 31, 2009	406,580	405,355
Surplus	62,843	63,075
Accumulated deficit	(438,425)	(257,931)
Accumulated other comprehensive loss	(4,184)	(3,511)
Total shareholders' equity	156,528	335,963
Non-controlling interest	10,015	10,026
Total equity	166,543	345,989
Total liabilities and equity	$4,279,343	$4,869,522

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009

Interest income:
Interest and fees on loans and leases	$35,788	$54,218	$73,100	$110,723
Interest and dividends on investment securities:
Taxable interest	3,653	9,058	11,754	17,787
Tax-exempt interest	190	1,146	705	2,317
Dividends	2	2	5	5
Interest on deposits in other banks	467	11	797	11
Interest on Federal funds sold and securities purchased under agreements to resell	-	6	-	6
Total interest income	40,100	64,441	86,361	130,849

Interest expense:
Interest on deposits:
Demand	250	355	508	676
Savings and money market	1,487	3,414	3,136	6,277
Time	3,808	8,219	7,789	18,113
Interest on short-term borrowings	306	34	495	272
Interest on long-term debt	5,053	6,359	10,168	12,978
Total interest expense	10,904	18,381	22,096	38,316

Net interest income	29,196	46,060	64,265	92,533
Provision for loan and lease losses	20,412	74,324	79,249	101,074
Net interest income (loss) after provision for loan and lease losses	8,784	(28,264)	(14,984)	(8,541)

Other operating income:
Service charges on deposit accounts	2,982	3,948	6,189	7,485
Other service charges and fees	3,850	3,584	7,335	6,904
Income from fiduciary activities	811	999	1,622	1,969
Equity in earnings of unconsolidated subsidiaries	102	205	131	479
Fees on foreign exchange	175	145	331	261
Investment securities gains (losses)	-	1	831	(149)
Other than temporary impairment on securities
(net of $7,888 recognized in other comprehensive loss for 2009)	-	(2,565)	-	(2,565)
Loan placement fees	92	312	177	560
Net gain on sales of residential loans	1,332	4,539	3,277	8,548
Income from bank-owned life insurance	1,890	1,514	3,074	2,584
Other	1,503	1,917	2,534	4,207
Total other operating income	12,737	14,599	25,501	30,283

Other operating expense:
Salaries and employee benefits	14,408	17,684	29,244	33,944
Net occupancy	3,310	3,101	6,607	6,380
Equipment	1,305	1,562	2,782	3,074
Amortization of other intangible assets	1,581	1,550	2,989	2,971
Communication expense	846	975	2,058	2,114
Legal and professional services	5,416	2,846	11,066	5,562
Computer software expense	873	840	1,776	1,752
Advertising expense	764	713	1,603	1,468
Goodwill impairment	-	-	102,689	-
Foreclosed asset expense	403	2,294	5,935	2,429
Write down of assets	166	904	940	1,339
Other	8,554	13,349	19,152	22,483
Total other operating expense	37,626	45,818	186,841	83,516

Loss before income taxes	(16,105)	(59,483)	(176,324)	(61,774)
Income tax benefit	-	(25,041)	-	(29,961)
Net loss	(16,105)	(34,442)	(176,324)	(31,813)
Preferred stock dividends and accretion	2,096	1,999	4,170	3,866
Net loss available to common shareholders	$(18,201)	$(36,441)	$(180,494)	$(35,679)

Per common share data:
Basic and diluted loss per share	$(0.60)	$(1.27)	$(5.96)	$(1.24)

Shares used in computation:
Basic and diluted shares	30,307	28,687	30,288	28,684

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(176,324)	$(31,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan and lease losses	79,249	101,074
Depreciation and amortization	3,933	4,251
Gain on sale of premises and equipment	-	(3,612)
Goodwill impairment	102,689	-
Write down of assets	940	1,339
Foreclosed asset expense	5,935	2,429
Amortization of other intangible assets	2,989	2,971
Net amortization of investment securities	1,001	1,580
Share-based compensation	(232)	(164)
Net loss (gain) on investment securities	(831)	149
Net change in trading securities	25,217	-
Other than temporary impairment on securities	-	2,565
Deferred income tax expense (benefit)	2,439	(24,815)
Net gain on sales of residential loans	(3,277)	(8,548)
Ineffective portion of derivatives	-	(2,106)
Proceeds from sales of loans held for sale	481,093	1,056,794
Originations of loans held for sale	(440,278)	(1,087,734)
Equity in earnings of unconsolidated subsidiaries	(131)	(479)
Increase in cash surrender value of bank-owned life insurance	(2,784)	(2,574)
Decrease (increase) in income tax receivable	862	(11,043)
Net change in other assets and liabilities	889	5,893
Net cash provided by operating activities	83,379	6,157
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	203,337	117,283
Proceeds from sales of investment securities available for sale	439,435	7,241
Purchases of investment securities available for sale	(173,558)	(391,916)
Proceeds from maturities of and calls on investment securities held to maturity	954	1,839
Net loan principal repayments	218,976	112,591
Proceeds from sales of loans originated for investment	56,605	107,244
Proceeds from sale of other real estate	14,040	1,406
Proceeds from bank-owned life insurance	2,069	-
Proceeds from sale of premises and equipment	-	7,207
Purchases of premises and equipment	(856)	(3,930)
Distributions from unconsolidated subsidiaries	714	562
Contributions to unconsolidated subsidiaries	(227)	(3,548)
Net cash provided by (used in) investing activities	761,489	(44,021)
Cash flows from financing activities:
Net increase (decrease) in deposits	(360,342)	54,958
Proceeds from long-term debt	50,000	-
Repayments of long-term debt	(65,572)	(40,540)
Net decrease in short-term borrowings	(40,721)	(12,295)
Cash dividends paid on preferred stock	-	(2,362)
Net proceeds from issuance of common stock and stock option exercises	-	85
Net proceeds from issuance of preferred stock and warrants	-	134,256
Other, net	73	73
Net cash provided by (used in) financing activities	(416,562)	134,175

Net increase in cash and cash equivalents	428,306	96,311
Cash and cash equivalents at beginning of period	488,367	107,745
Cash and cash equivalents at end of period	$916,673	$204,056

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,921	$39,690
Income taxes	-	1,532
Cash received during the period for:
Income taxes	1,068	2,492
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$6	$42
Net reclassification of loans to other real estate	26,788	9,761
Net transfer of loans to loans held for sale	26,434	5,152
Net transfer of investment securities available for sale to trading	49,126	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	-	50,146
Dividends accrued on preferred stock	3,504	844
Accretion of preferred stock discount	666	660
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

2.  GOING CONCERN AND REGULATORY MATTERS

We continue to operate in a difficult environment and have been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy. Deterioration in the Hawaii and California commercial real estate markets and related declines in property values in those markets has had a negative impact on our operating results since the latter half of 2007.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are under a Consent Order (the “Consent Order”) that, among other things, required us to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. We were unable to meet these capital ratio requirements as of March 31, 2010 and as of the date of this filing. Our inability to meet the capital ratio requirements under the Consent Order, as well as further declines in our capital ratios, exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. Our inability to meet existing regulatory requirements and the uncertainty as to our ability to meet future regulatory requirements raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including regulatory action and the ability of management to achieve its recovery plan, which is discussed below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Regulatory Matters

In December 2009, the members of the Board of Directors of Central Pacific Bank agreed to the Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”), which requires the bank to improve its capital position, asset quality, liquidity and management oversight, among other matters. In addition to the capital ratio requirements described above, the bank must also maintain an adequate allowance for loan and lease losses at all times, reduce doubtful and substandard assets to less than 75% of Tier 1 capital plus reserves, and systematically reduce commercial real estate loans, particularly land development and construction loans. The bank must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp. (“CPF”).

To date, the bank has fulfilled many of the requirements of the Consent Order. However, as described above, we were not in compliance with the leverage and total risk-based capital ratio requirements as of the date of this filing. Consistent with our recovery plan, which is described more fully below, we are actively pursuing initiatives to reduce the capital needs of our bank and are exploring all options for raising additional capital.

In addition to the Consent Order, on July 2, 2010, Central Pacific Financial Corp. entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI. For the most part, the Agreement continues and formalizes the terms of the Memorandum of Understanding (“MOU”) that the Company entered into on April 1, 2009 with the FRBSF and DFI, and the Agreement supersedes the MOU in its entirety.  Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we must submit to the FRBSF an acceptable capital plan and cash flow projections within 60 days. The Agreement is included in a Form 8-K which we filed on July 9, 2010, with the U.S. Securities and Exchange Commission.

On July 21, 2010, a major financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for further discussion of the Dodd-Frank Act.

Recovery Plan

In March 2010, we began implementing a recovery plan designed to improve our financial health and capital ratios by downsizing our bank and focusing on our core businesses and traditional markets in Hawaii.

In addition to seeking to raise capital externally, key elements of the recovery plan include, but are not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrinking the bank’s balance sheet, including through the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reducing the bank’s loan portfolio through paydowns, restructuring, and reducing lending activity, and

•	Lowering operating costs to align with the restructured business model.

To ensure the successful execution of the recovery plan and to monitor our capital raising efforts, our Board formed a Recovery Committee in March 2010.

To date, we have executed the following as part of this plan:

•	Reduced our doubtful and substandard assets as a percentage of Tier 1 capital plus reserves to 73.5%.

•
Sold investment securities totaling $462.6 million at a net gain of $1.1 million, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 10.1% at June 30, 2010.

•
Reduced our credit risk exposure in the non-agency MBS and municipal securities portfolios by $52.7 million and $37.3 million, respectively. Our remaining exposure in the non-agency MBS and municipal securities portfolios as of June 30, 2010 were $17 thousand and $0.8 million, respectively.

•	Reduced our total loan and lease portfolio to $2.6 billion at June 30, 2010 from $3.0 billion at December 31, 2009.

•	Improved our liquidity position with cash and cash equivalents totaling $916.7 million at June 30, 2010, compared to $488.4 million at December 31, 2009.

•	Made progress with our previously announced plans to exit the Mainland market by closing two California loan production offices.

•
Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

While we have not achieved the March 31, 2010 leverage capital and Tier 1 risk-based capital mandates required by the Consent Order of 10% and 12%, respectively, the actions described above are designed to reduce our capital needs over time by reducing our credit risk exposure and establishing a more streamlined and focused organization with a reduced infrastructure, while we continue to seek new capital. However, there is no assurance that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern. If we fail to obtain new capital on a timely basis, we will likely experience further regulatory action. Further regulatory action could result in the Company’s loss of ownership of the bank or its assets, which could result in a loss of the entire value of our common stock.

Liquidity

At June 30, 2010, the Company has cash and cash equivalents of $916.7 million. We also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the Federal Home Loan Bank, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. As further discussed in Notes 10 and 11, the Company’s liquidity position may be adversely affected by dividend limitations imposed on us and our access to these funding sources.

At June 30, 2010, on a stand alone basis, CPF had approximately $4.0 million of cash available to meet its ongoing obligations.  It is unclear whether CPF may be able to borrow funds without credit support from Central Pacific Bank, which may not be available.  Incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRBSF and the DFI.  Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future to allow it to continue to meet its financial obligations when its current cash is depleted.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to further reduce our loan portfolio, improve our risk profile, increase our regulatory capital ratios, and comply with the provisions of the Consent Order.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued certain guidance included in ASC 860-10 which required more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. We adopted the guidance effective January 1, 2010 and the adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued certain guidance, included in ASC 942-810, which changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. We adopted the guidance effective January 1, 2010 and the adoption did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU required new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. We adopted this statement effective January 1, 2010 and the adoption did not have a material impact on our consolidated financial statements.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
June 30, 2010
Available for Sale
U.S. Government sponsored entities debt securities	$202,546	$1,858	$-	$204,404
States and political subdivisions	13,918	1	-	13,919
U.S. Government sponsored entities mortgage-backed securities	176,957	6,891	-	183,848
Non-agency collateralized mortgage obligations	17	-	-	17
Other	994	-	(41)	953
Total	$394,432	$8,750	$(41)	$403,141

Held to Maturity
States and political subdivisions	$500	$4	$-	$504
U.S. Government sponsored entities mortgage-backed securities	3,231	133	-	3,364
Total	$3,731	$137	$-	$3,868

December 31, 2009
Available for Sale
U.S. Government sponsored entities debt securities	$207,292	$1,010	$(659)	$207,643
States and political subdivisions	51,449	375	(339)	51,485
U.S. Government sponsored entities mortgage-backed securities	600,507	14,088	(1,507)	613,088
Non-agency collateralized mortgage obligations	52,691	-	(6,222)	46,469
Other	984	-	(14)	970
Total	$912,923	$15,473	$(8,741)	$919,655

Held to Maturity
States and political subdivisions	$500	$2	$-	$502
U.S. Government sponsored entities mortgage-backed securities	4,204	98	-	4,302
Total	$4,704	$100	$-	$4,804

The amortized cost and estimated fair value of investment securities at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$12,616	$12,625
Due after one year through five years	160,266	161,616
Due after five years through ten years	38,268	38,768
Due after ten years	5,314	5,314
Mortage-backed securities	176,957	183,848
Other	1,011	970
Total	$394,432	$403,141

Held to Maturity
Due after one year through five years	$500	$504
Mortage-backed securities	3,231	3,364
Total	$3,731	$3,868

As part of our recovery plan, we completed the sale of certain available for sale investment securities during the first quarter of 2010 and received gross proceeds of $439.4 million. Gross realized gains and losses on the sales of the available for sale investment securities were $9.6 million and $8.8 million, respectively. We did not sell any available for sale investment securities during the second quarter of 2010. Proceeds from sales of available for sale investment securities were $5.1 million and $7.2 million for the three and six months ended June 30, 2009, respectively, resulting in gross realized gains of less than $0.1 million during the three and six months ended June 30, 2009, no gross realized losses during the three months ended June 30, 2009 and gross realized losses of $0.2 million in the six months ended June 30, 2009. The basis on which the cost of all securities sold was determined using the specific identification method.

In addition to these sales, in the first quarter of 2010, we transferred certain securities formerly classified as available for sale to trading securities as we intended to sell these securities in the near-term as part of our recovery plan. In the second quarter of 2010, we sold $23.2 million of these trading securities. Gross realized gains and losses on the sale of these securities were $0.4 million and $0.1 million, respectively. The transfer of these securities to the trading category was accounted for at fair value and resulted in the recognition of a net unrealized gain of $0.4 million during the six months ended June 30, 2010. As of June 30, 2010, we have $23.9 million in trading securities remaining.

Investment securities of $370.5 million at June 30, 2010 were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

Provided below is a summary of the two and forty investment securities which were in an unrealized loss position at June 30, 2010 and December 31, 2009, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At June 30, 2010:
Other	$953	$(41)	$17	$-	$970	$(41)

At December 31, 2009:
U.S. Government sponsored entities
debt securities	$89,172	$(659)	$-	$-	$89,172	$(659)
States and political subdivisions	6,956	(197)	3,696	(142)	10,652	(339)
U.S. Government sponsored entities
mortgage-backed securities	70,213	(1,504)	55	(3)	70,268	(1,507)
Non-agency collateralized mortgage obligations	7,624	(162)	38,845	(6,060)	46,469	(6,222)
Other	-	-	970	(14)	970	(14)
Total temporarily impaired securities	$173,965	$(2,522)	$43,566	$(6,219)	$217,531	$(8,741)

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

5.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Commercial, financial and agricultural	$244,923	$260,784
Real estate:
Construction	597,109	813,333
Mortgage - residential	732,604	823,274
Mortgage - commercial	904,716	972,537
Consumer	116,195	136,090
Leases	34,885	41,803
	2,630,432	3,047,821
Unearned income	(5,000)	(5,841)
Total loans and leases	$2,625,432	$3,041,980

Impaired loans requiring an allowance for loan and lease losses at June 30, 2010 and December 31, 2009 amounted to $280.7 million and $293.2 million, respectively, and included all nonaccrual and restructured loans greater than $0.5 million. Impaired loans not requiring an allowance for loan and lease losses at June 30, 2010 and December 31, 2009 amounted to $112.2 million and $185.7 million, respectively.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$211,646	$122,286	$205,279	$119,878
Provision for loan and lease losses	20,412	74,324	79,249	101,074
	232,058	196,610	284,528	220,952

Charge-offs	(30,742)	(30,943)	(90,710)	(55,758)
Recoveries	643	404	8,141	877
Net charge-offs	(30,099)	(30,539)	(82,569)	(54,881)
Balance, end of period	$201,959	$166,071	$201,959	$166,071

The decrease in the Allowance in the second quarter and first half of 2010 was a direct result of $30.1 million and $82.6 million in net loan charge-offs, offset by the $20.4 million and $79.2 million provision for loan and lease losses (the “Provision”), respectively. The decrease in the Provision was primarily attributable to slower negative credit migration, reduced exposure to the construction and development sectors in California and Hawaii, and minimal changes experienced during the quarter in recognized property values securing many of the Company’s real estate loans.

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

All unsold mortgage-backed securities were categorized as trading or available for sale securities and were therefore recorded at their fair value of $10.3 million and $56.2 million at June 30, 2010 and December 31, 2009, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and unrealized losses of $0.5 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive loss (“AOCL”) at June 30, 2010 and December 31, 2009, respectively.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

Prior to March 31, 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis. Additionally, we performed an impairment assessment of goodwill and evaluate our other intangible assets whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we performed our annual goodwill impairment test during the fourth quarter of each fiscal year.

Our impairment assessment of goodwill and other intangible assets involved the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. We reconciled the estimated fair values of our reporting units to our total market capitalization plus a control premium. Estimating future cash flows and determining fair values of the reporting units was judgmental and often involved the use of significant estimates and assumptions. These estimates and assumptions could have had a significant impact on whether or not an impairment charge was recognized and also the magnitude of the impairment charge.

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed.  As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million during the quarter. As of June 30, 2010, we had no goodwill remaining on our consolidated balance sheet.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the six months ended June 30, 2010:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$23,401	$20,589	$1,190	$210	$45,390
Additions	-	2,961	-	-	2,961
Amortization	(1,337)	(1,552)	(70)	(30)	(2,989)
Balance, end of period	$22,064	$21,998	$1,120	$180	$45,362

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.4 million and $3.0 million for the three and six months ended June 30, 2010, respectively, compared to $3.1 million and $7.9 million for the three and six months ended June 30, 2009, respectively. Amortization of mortgage servicing rights was $0.9 million and $1.6 million for the three and six months ended June 30, 2010, respectively, compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2009, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)

Fair market value, beginning of period	$23,019	$12,107
Fair market value, end of period	22,144	21,225
Weighted average discount rate	8.5%	8.6%
Weighted average prepayment speed assumption	14.1	12.4

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(22,578)	$22,064	$44,642	$(21,241)	$23,401
Mortgage servicing rights	38,318	(16,320)	21,998	35,357	(14,768)	20,589
Customer relationships	1,400	(280)	1,120	1,400	(210)	1,190
Non-compete agreements	300	(120)	180	300	(90)	210
	$84,660	$(39,298)	$45,362	$81,699	$(36,309)	$45,390

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of June 30, 2010, estimated amortization expense for the remainder of fiscal 2010, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2010 (remainder)	$1,337	$967	$70	$30	$2,404
2011	2,674	2,678	140	60	5,552
2012	2,674	2,223	140	60	5,097
2013	2,674	1,825	140	30	4,669
2014	2,674	1,519	140	-	4,333
2015	2,674	1,252	140	-	4,066
Thereafter	7,357	11,534	350	-	19,241
	$22,064	$21,998	$1,120	$180	$45,362

9.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCL, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCL and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain will be recognized into income over the original contract period of January 2013 using the effective yield method and we expect to reclassify $5.0 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2010, we were a party to interest rate lock and forward sale commitments on $92.4 million and $48.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009
(Dollars in thousands)

Interest rate contracts	Other assets /
	other liabilities	$1,202	$1,035	$1,200	$1,217

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Three Months Ended June 30, 2010
Interest rate contracts	$-	$1,721	$-

Three Months Ended June 30, 2009
Interest rate contracts	(8,763)	(3,786)	2,290

Six Months Ended June 30, 2010
Interest rate contracts	-	3,611	-

Six Months Ended June 30, 2009
Interest rate contracts	(7,533)	(1,794)	2,106

Amounts recognized in AOCL are net of income taxes. Amounts reclassified from AOCL into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended June 30, 2010
Interest rate contracts	Other operating income	$873

Three Months Ended June 30, 2009
Interest rate contracts	Other operating income	(803)

Six Months Ended June 30, 2010
Interest rate contracts	Other operating income	1,092

Six Months Ended June 30, 2009
Interest rate contracts	Other operating income	(2,497)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At June 30, 2010, our bank maintained an $89.4 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of June 30, 2010, certain real estate loans totaling $198.0 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. Future advances under this arrangement are subject to approval of the Federal Reserve. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. As of June 30, 2010, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility.

The bank is a member of and maintained an $886.4 million line of credit with the Federal Home Loan Bank of Seattle (“FHLB”) as of June 30, 2010. Short-term and long-term borrowings under this arrangement totaled $200.0 million and $533.6 million at June 30, 2010, respectively, compared to $549.6 million of long-term borrowings at December 31, 2009. There were no short-term borrowings under this arrangement at December 31, 2009. FHLB advances outstanding at June 30, 2010 were secured by interest-bearing deposits at the FHLB of $0.5 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $263.3 million and certain real estate loans totaling $663.1 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $152.8 million was undrawn under this arrangement at June 30, 2010. However, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement or take action against the assets securing these borrowings.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at four consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $3.4 million and $1.8 million at June 30, 2010 and December 31, 2009, respectively.

11.   EQUITY

Beginning in the third quarter of 2009, we suspended the payment of cash dividends on our outstanding Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”). During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred dividends on our outstanding TARP Preferred Stock. Accrued dividends on our outstanding TARP Preferred Stock were $7.8 million and $4.3 million at June 30, 2010 and December 31, 2009, respectively.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and U.S. Treasury, and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Accordingly, we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of approximately $412.4 million at June 30, 2010, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.   SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the six months ended June 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	1,014,100	$21.12
Changes during the period:
Expired	(108,608)	19.54
Forfeited	(30,830)	16.02
Outstanding at June 30, 2010	874,662	21.50

Restricted Stock Awards

The table below presents the activity of restricted stock awards for the six months ended June 30, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	21,020	$34.60
Changes during the period:
Granted	200,000	1.97
Vested	(11,020)	35.86
Nonvested at June 30, 2010	210,000	3.46

Performance Shares and Stock Appreciation Rights

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the six months ended June 30, 2010.

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the six months ended June 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	80,464	$18.88
Changes during the period:
Forfeited	(23,924)	18.88
Outstanding at June 30, 2010	56,540	18.88

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the six months ended June 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	179,512	$19.24
Changes during the period:
Vested	(3,799)	35.90
Forfeited	(58,821)	18.88
Outstanding at June 30, 2010	116,892	18.88

13.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$-	$(5,158)
All other unrealized gains	7,929	11,109
Unrealized holding gains (losses) on derivatives	(3,558)	53
Pension adjustments	(8,555)	(9,515)
Accumulated other comprehensive loss, net of tax	$(4,184)	$(3,511)

Components of comprehensive loss (net of taxes) for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net loss	$(16,105)	$(34,442)	$(176,324)	$(31,813)
Unrealized gain (loss) on investment securities	3,975	1,896	1,978	(3,547)
Unrealized loss on derivatives	(1,721)	(8,763)	(3,611)	(7,533)
Pension adjustments	516	324	960	647
Comprehensive loss	$(13,335)	$(40,985)	$(176,997)	$(42,246)

14.   PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Interest cost	$437	$450	$874	$900
Expected return on assets	(428)	(350)	(856)	(700)
Amortization of unrecognized loss	514	525	1,028	1,050
Net periodic cost	$523	$625	$1,046	$1,250

The fair values of the defined benefit retirement plan as of June 30, 2010 and December 31, 2009 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2010
Money market accounts	$448	$-	$-	$448
Mutual funds	6,611	-	-	6,611
Government obligations	3,489	-	-	3,489
Common stocks	4,863	-	-	4,863
Preferred stocks	188	-	-	188
Corporate bonds and debentures	2,740	-	-	2,740
Limited partnerships	-	-	2,398	2,398
	$18,339	$-	$2,398	$20,737

December 31, 2009
Money market accounts	$720	$-	$-	$720
Mutual funds	7,850	-	-	7,850
Government obligations	3,327	-	-	3,327
Common stocks	5,180	-	-	5,180
Preferred stocks	223	-	-	223
Corporate bonds and debentures	2,538	-	-	2,538
Limited partnerships	-	-	2,315	2,315
	$19,838	$-	$2,315	$22,153

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Limited partnerships
(Dollars in thousands)

Balance at December 31, 2009	$2,315
Realized net gains	6
Unrealized net gains	89
Sales	(12)
Balance at June 30, 2010	$2,398

Central Pacific Bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of Central Pacific Bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$7	$26	$18	$52
Interest cost	108	116	216	232
Amortization of unrecognized transition obligation	4	9	8	18
Amortization of prior service cost	(7)	5	(14)	10
Amortization of unrecognized loss	5	1	10	2
Net periodic cost	$117	$157	$238	$314

15.   INCOME TAXES

The valuation allowance for net deferred tax assets at June 30, 2010 and December 31, 2009 was $137.2 million and $104.6 million, respectively. The $32.6 million increase in our valuation allowance during the first half of 2010 was attributable to an increase in our net deferred tax assets resulting from the net operating loss recognized in the first half of 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.   LOSS PER SHARE

The following table presents the information used to compute basic and diluted loss per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net loss	$(16,105)	$(34,442)	$(176,324)	$(31,813)
Preferred stock dividends and accretion	2,096	1,999	4,170	3,866
Net loss available to common shareholders	$(18,201)	$(36,441)	$(180,494)	$(35,679)

Weighted average shares outstanding - basic and diluted	30,307	28,687	30,288	28,684

Basic and diluted loss per share	$(0.60)	$(1.27)	$(5.96)	$(1.24)

A total of 2,847,641 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2010, as their effect was antidilutive, compared to 2,953,291 for the three and six months ended June 30, 2009.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is based on the higher of the discounted value of contractual cash flows or its carrying value. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	June 30, 2010		December 31, 2009
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$107,314	$107,314	$87,897	$87,897
Interest-bearing deposits in other banks	809,359	809,359	400,470	400,470
Investment securities	430,781	430,918	924,359	924,459
Net loans and leases, including loans held for sale	2,496,199	2,453,609	2,920,531	2,928,475
Accrued interest receivable	11,416	11,416	14,588	14,588

Financial liabilities
Deposits:
Noninterest-bearing deposits	605,927	605,927	638,328	638,328
Interest-bearing demand and savings deposits	1,654,896	1,654,896	1,784,211	1,784,211
Time deposits	947,751	951,187	1,146,377	1,147,629
Total deposits	3,208,574	3,212,010	3,568,916	3,570,168
Short-term borrowings	201,708	200,977	242,429	242,476
Long-term debt	642,202	570,915	657,874	608,696
Accrued interest payable (included in other liabilities)	9,155	9,155	8,980	8,980

Off-balance sheet financial instruments
Commitments to extend credit	462,349	2,312	541,825	2,709
Standby letters of credit and financial guarantees written	19,055	143	39,650	297
Interest rate options	92,391	941	89,943	(1,161)
Forward interest rate contracts	48,173	(939)	75,162	979
Forward foreign exchange contracts	-	-	2,184	2,187

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2010
Trading securities:
U.S. Government sponsored entities mortgage-backed securities	$23,909	$-	$23,909	$-
Available for sale securities:
U.S. Government sponsored entities debt securities	204,404	-	204,404	-
States and political subdivisions	13,919	-	336	13,583
U.S. Government sponsored entities mortgage-backed securities	183,848	-	183,848	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	953	953	-	-
Derivatives:
Interest rate contracts	2	-	2	-
Total	$427,052	$953	$412,499	$13,600

December 31, 2009
Available for sale securities:
U.S. Government sponsored entities debt securities	$207,643	$-	$207,643	$-
States and political subdivisions	51,485	-	37,707	13,778
U.S. Government sponsored entities mortgage-backed securities	613,088	-	613,088	-
Non-agency collateralized mortgage obligations	46,469	-	-	46,469
Other	970	970	-	-
Derivatives:
Interest rate contracts	(182)	-	(182)	-
Total	$919,473	$970	$858,256	$60,247

For the six months ended June 30, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(195)	(1,052)
Realized net losses included in net loss	-	(7,275)
Unrealized net gains included in other comprehensive loss	-	6,222
Sales	-	(44,347)
Balance at June 30, 2010	$13,583	$17

Balance at December 31, 2008	$14,244	$106,091
Principal payments received	(269)	(19,657)
Unrealized net losses included in other comprehensive loss	-	(4,923)
Balance at June 30, 2009	$13,975	$81,511

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2010 and December 31, 2009, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
June 30, 2010
Loans held for sale (1)	$29,053	$-	$29,053	$-
Impaired loans (1)	357,189	-	357,189	-
Other real estate (2)	38,042	-	38,042	-

December 31, 2009
Loans held for sale (1)	$18,161	$-	$18,161	$-
Impaired loans (1)	440,538	-	440,538	-
Goodwill (3)	102,689	-	-	102,689
Other real estate (2)	26,954	-	26,954	-

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

In accordance with the provisions of FASB Codification Topic 350, Intangibles—Goodwill and Other, during the first quarter of 2010, the carrying amount of goodwill was considered fully impaired. Accordingly, we recognized a non-cash impairment charge of $102.7 million in the first quarter of 2010 (see Note 8). As of June 30, 2010, we had no goodwill remaining on our consolidated balance sheet.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended June 30, 2010:
Net interest income	$12,279	$16,491	$426	$-	$29,196
Intersegment net interest income (expense)	(8,271)	8,158	1,276	(1,163)	-
Provision for loan and lease losses	(1,800)	(18,612)	-	-	(20,412)
Other operating income	254	9,838	2,662	(17)	12,737
Other operating expense	(4,371)	(20,565)	(352)	(12,338)	(37,626)
Administrative and overhead expense allocation	(1,195)	(10,178)	(114)	11,487	-
Income taxes	-	-	-	-	-
Net income (loss)	$(3,104)	$(14,868)	$3,898	$(2,031)	$(16,105)

Three months ended June 30, 2009:
Net interest income	$24,155	$16,473	$5,432	$-	$46,060
Intersegment net interest income (expense)	(12,402)	14,659	(3,473)	1,216	-
Provision for loan and lease losses	(62,200)	(12,124)	-	-	(74,324)
Other operating income	320	12,475	1,712	92	14,599
Other operating expense	(8,884)	(24,364)	(1,123)	(11,447)	(45,818)
Administrative and overhead expense allocation	(1,216)	(8,961)	(87)	10,264	-
Income taxes	21,140	4,125	(531)	307	25,041
Net income (loss)	$(39,087)	$2,283	$1,930	$432	$(34,442)

Six months ended June 30, 2010:
Net interest income	$25,611	$33,060	$5,594	$-	$64,265
Intersegment net interest income (expense)	(18,212)	17,828	(440)	824	-
Provision for loan and lease losses	(42,100)	(37,149)	-	-	(79,249)
Other operating income	469	19,650	5,520	(138)	25,501
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(14,984)	(42,475)	(1,017)	(25,676)	(84,152)
Administrative and overhead expense allocation	(2,410)	(20,257)	(216)	22,883	-
Income taxes	-	-	-	-	-
Net income (loss)	$(51,626)	$(132,032)	$9,441	$(2,107)	$(176,324)

Six months ended June 30, 2009:
Net interest income	$49,087	$33,928	$9,518	$-	$92,533
Intersegment net interest income (expense)	(26,199)	27,509	(5,026)	3,716	-
Provision for loan and lease losses	(86,200)	(14,874)	-	-	(101,074)
Other operating income	501	22,883	2,989	3,910	30,283
Other operating expense	(14,106)	(44,586)	(1,926)	(22,898)	(83,516)
Administrative and overhead expense allocation	(2,413)	(17,550)	(179)	20,142	-
Income taxes	27,887	4,259	(1,212)	(973)	29,961
Net income (loss)	$(51,443)	$11,569	$4,164	$3,897	$(31,813)

At June 30, 2010:
Investment securities	$-	$-	$430,781	$-	$430,781
Loans and leases (including loans held for sale)	1,098,806	1,599,352	-	-	2,698,158
Other	(54,732)	21,234	1,074,116	109,786	1,150,404
Total assets	$1,044,074	$1,620,586	$1,504,897	$109,786	$4,279,343

At December 31, 2009:
Investment securities	$-	$-	$924,359	$-	$924,359
Loans and leases (including loans held for sale)	1,475,760	1,650,050	-	-	3,125,810
Other	(113,918)	173,935	645,397	113,939	819,353
Total assets	$1,361,842	$1,823,985	$1,569,756	$113,939	$4,869,522

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

Central Pacific Bank is a full-service community bank with 35 branches and more than 120 ATMs located throughout the State of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The bank also has a loan production office in California.

Regulatory Matters

We are under the Consent Order that requires our bank to improve our capital position, asset quality, liquidity and management oversight, among other matters. Specifically, we were required to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. In addition to these capital ratio requirements, we are also required to maintain an adequate allowance for loan and lease losses at all times, reduce doubtful and substandard assets to less than 75% of Tier 1 capital plus reserves, and systematically reduce commercial real estate loans, particularly land development and construction loans. We must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp.

To date, the bank has fulfilled many of the requirements of the Consent Order. However, as of the date of this filing, we were not in compliance with the leverage and total risk-based capital ratio requirements. Consistent with our recovery plan, which is described more fully under “—Capital Resources” below, we are actively pursuing initiatives to reduce the capital needs of our bank and are exploring all options for raising additional capital. Despite these actions, we cannot determine when we will be in compliance with this requirement.

In addition to the Consent Order, on July 2, 2010, Central Pacific Financial Corp. entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI. For the most part, the Agreement continues and formalizes the terms of the Memorandum of Understanding (“MOU”) that the Company entered into on April 1, 2009 with the FRBSF and DFI, and the Agreement supersedes the MOU in its entirety.  Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we must submit to the FRBSF an acceptable capital plan and cash flow projections within 60 days. The Agreement is included in a Form 8-K which we filed on July 9, 2010, with the U.S. Securities and Exchange Commission.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act contains numerous provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation.” The Dodd-Frank Act includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. At the federal level, the FDIC will continue to examine us for compliance with such laws.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (the “DIF”) and increase the floor of the size of the DIF.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•
Require the FDIC and FRB to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Increase the authority of the Federal Reserve to examine us and any of our non-bank subsidiaries.

•	Authorize the FDIC to assess the cost of examinations (the FDIC does not currently assess fees for examining Central Pacific Bank).

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are under the Consent Order that, among other things, required us to increase and maintain our leverage and total risk-based capital ratios to at least minimums of 10% and 12%, respectively, by March 31, 2010. We were unable to meet these capital ratio requirements as of March 31, 2010 and as of the date of this filing. Our inability to meet the capital ratio requirements under the Consent Order, as well as further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory take-over. Our inability to meet existing regulatory requirements and the uncertainty as to our ability to meet future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed under “—Capital Resources” below and in Note 2 to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While general economic conditions in the markets we serve are beginning to show signs of stabilization, conditions remain challenging and may result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance, any of which would require an increase in our Provision. We are unable to accurately predict future changes in the real estate market or its impact on our Provision.

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

Goodwill and Other Intangible Assets

Prior to March 31, 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis. Additionally, we performed an impairment assessment of goodwill and evaluate our other intangible assets whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Goodwill attributable to each of our reporting units was tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilized a discounted cash flow methodology for our Commercial Real Estate reporting unit and versions of the guideline company, guideline transaction and discounted cash flow methodologies for our Hawaii Market reporting unit. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have resulted in impairments to goodwill. Absent any impairment indicators, we performed our goodwill impairment test during the fourth quarter of each fiscal year.

Our impairment assessment of goodwill and other intangible assets involves, among other valuation methods, the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Estimating future cash flows and determining fair values of the reporting units is subject to judgments and often involves the use of significant estimates and assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors we used to perform a goodwill impairment test depended on a number of conditions, including uncertainty about future events and cash flows. All such factors were interdependent and, therefore, did not change in isolation. Accordingly, our accounting estimates may have materially changed from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, including, but not limited to, changes in other reporting units or operating segments, future operating results could be materially impacted.

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed. As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. As of June 30, 2010, we had no goodwill remaining on our consolidated balance sheet.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information, credit quality indicators and information related to loans modified in a troubled debt restructuring. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

Financial Summary

During the second quarter of 2010, we reported a net loss of $16.1 million, or $0.60 per diluted share, compared to a net loss of $160.2 million, or $5.36 per diluted share, reported in the first quarter of 2010 and a net loss of $34.4 million, or $1.27 per diluted share, reported in the second quarter of 2009. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in our reserve for unfunded loan commitments, decreased to $21.8 million for the quarter, compared to $66.5 million in the first quarter of 2010 and $79.9 million in the second quarter of 2009. The net loss for the first half of 2010 was $176.3 million, compared to a net loss of $31.8 million for the comparable prior year period. As described above, the net loss recognized for the first quarter and first half of 2010 included a non-cash goodwill impairment charge of $102.7 million.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $23.8 million and $74.6 million for the three and six months ended June 30, 2010, respectively, and $179.4 million and $179.7 million for the comparable prior year periods.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009

Loss on average assets	(1.50	) %	(2.51	) %	(7.73	) %	(1.16	) %
Loss on average shareholders' equity	(41.67)		(20.88)		(146.95)		(9.96)
Loss on average tangible equity	(49.25)		(28.67)		(213.29)		(13.85)
Basic and diluted loss per common share	$(0.60)		$(1.27)		$(5.96)		$(1.24)

Material Trends

The global and U.S. economies continue to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were the result of various initiatives of the U.S. government. Initiatives such as the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act have thus far helped the financial markets and U.S. economy. Additionally, the Federal Reserve Bank (the “FRB”) implemented a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in 2008 and has kept these rates at those levels through the second quarter of 2010. There is some uncertainty as to how the financial markets and U.S. economy will react once the U.S. government begins to exit the private market or if the FRB begins to tighten its monetary policy.

The majority of our operations are concentrated in the state of Hawaii, and to a lesser extent, in California and a few western states. Our business performance is significantly influenced by conditions in the banking industry, macro economic conditions and the real estate markets in Hawaii and California. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by declining gross state product, high unemployment and declining personal income.

General economic conditions in Hawaii have begun to stabilize in the first half of 2010. Tourism remains Hawaii’s most significant economic driver and according to the Hawaii State Department of Business, Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor expenditures are expected to post gains of 2.6% and 4.9%, respectively, in 2010 as compared to 2009. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate declined for the third consecutive month to 6.3% in June 2010 from 6.9% in March 2010 and Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 9.5%. DBEDT projects real personal income and real gross state product to grow by a modest 0.2% and 1.1%, respectively, in 2010.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 32.5% for single-family homes and 46.0% for condominiums for the six months ended June 2010 compared to the six months ended June 2009. Median sales price for single-family homes on Oahu for the six months ended June 2010 was $585,000, representing an increase of 2.6% from the prior year. Median sales price for condominiums on Oahu for the six months ended June 2010 remained unchanged from the prior year at $305,000. Expectations from local real estate experts and economists are for the Hawaii real estate market to show improvement during the latter part of 2010, however, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure and operate as a smaller bank, we have taken and will continue to take, steps to reduce our commercial real estate and construction loan portfolios. We ceased commercial real estate lending on the mainland in April 2008, limited commercial real estate lending in Hawaii starting in January 2009 and have not made any new construction loans in Hawaii since June 2009. In addition, as part of the recovery plan, we are significantly reducing our lending activities in commercial real estate loans and management has sold, and continues to sell, real estate secured assets both in Hawaii and on the mainland.

Additional impediments for the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2010 and 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past.

The outlook for the California economy calls for modest growth in 2010 followed by moderate growth in 2011 and 2012. The California Association of Realtors (“CAR”) reported that June 2010 unit home sales decreased by 4.2%, while the median sales price increased by 13.6% from year ago levels. CAR forecasts sales to be lower in the second half of 2010 due to the absence of government stimulus, however, they should remain above the long-run average and be significantly higher than the trough in 2007 when sales bottomed out. CAR also anticipates home prices to continue to post modest gains due in large part to the lean inventory of homes for sale in many regions of the state and historically low interest rates. According to the California Department of Finance, average personal income is projected to increase by 2.7% in 2010 from 2009. Labor markets within the state remained weak through the first half of 2010 as California’s seasonally adjusted unemployment rate persisted at 12.3% at June 2010 and continues to be well above the national unemployment rate of 9.5%. The California state government’s budget crisis is expected to continue. Having already issued IOUs once before to preserve cash, California’s government faces a $20 billion shortfall and is looking at further cuts in wages, furloughs and government programs.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2010 and 2009 is set forth below.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$738,766	0.25%	$467	$66,158	0.07%	$11
Federal funds sold & securities purchased
under agreements to resell	-	-	-	17,181	0.13	6
Taxable investment securities (1)	419,827	3.48	3,655	840,598	4.31	9,060
Tax-exempt investment securities (1)	14,459	8.05	292	118,863	5.94	1,764
Loans and leases, net of unearned income (2)	2,822,967	5.08	35,788	3,862,201	5.63	54,218
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	4,044,816	3.98	40,202	4,953,798	5.26	65,059
Nonearning assets	247,518			533,688
Total assets	$4,292,334			$5,487,486

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$604,983	0.17%	$250	$540,416	0.26%	$355
Savings and money market deposits	1,075,028	0.55	1,487	1,345,028	1.02	3,414
Time deposits under $100,000	535,227	1.61	2,149	668,096	2.62	4,364
Time deposits $100,000 and over	425,938	1.56	1,659	942,322	1.64	3,855
Short-term borrowings	202,191	0.61	306	52,895	0.25	34
Long-term debt	649,910	3.12	5,053	615,944	4.14	6,359
Total interest-bearing liabilities	3,493,277	1.25	10,904	4,164,701	1.77	18,381
Noninterest-bearing deposits	568,140			583,265
Other liabilities	66,308			69,526
Total liabilities	4,127,725			4,817,492
Shareholders' equity	154,592			659,954
Non-controlling interests	10,017			10,040
Total equity	164,609			669,994
Total liabilities and equity	$4,292,334			$5,487,486

Net interest income			$29,298			$46,678

Net interest margin		2.90%			3.77%

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$621,935	0.26%	$797	$35,299	0.06%	$11
Federal funds sold & securities purchased
under agreements to resell	-	-	-	8,827	0.13	6
Taxable investment securities (1)	612,880	3.84	11,759	806,133	4.41	17,792
Tax-exempt investment securities (1)	30,255	7.17	1,085	121,026	5.89	3,565
Loans and leases, net of unearned income (2)	2,934,483	5.01	73,100	3,938,559	5.66	110,723
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	4,248,350	4.11	86,741	4,958,641	5.36	132,097
Nonearning assets	315,313			524,343
Total assets	$4,563,663			$5,482,984

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$608,072	0.17%	$508	$519,598	0.26%	$676
Savings and money market deposits	1,110,717	0.57	3,136	1,266,405	1.00	6,277
Time deposits under $100,000	533,425	1.64	4,334	689,396	2.73	9,344
Time deposits $100,000 and over	525,676	1.33	3,455	939,956	1.88	8,769
Short-term borrowings	237,974	0.42	495	125,324	0.44	272
Long-term debt	653,767	3.14	10,168	624,391	4.19	12,978
Total interest-bearing liabilities	3,669,631	1.21	22,096	4,165,070	1.86	38,316
Noninterest-bearing deposits	580,062			584,491
Other liabilities	63,976			84,293
Total liabilities	4,313,669			4,833,854
Shareholders' equity	239,973			639,087
Non-controlling interests	10,021			10,043
Total equity	249,994			649,130
Total liabilities and equity	$4,563,663			$5,482,984

Net interest income			$64,645			$93,781

Net interest margin		3.06%			3.80%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $29.3 million for the second quarter of 2010, decreased by $17.4 million, or 37.2%, from the second quarter of 2009, while taxable-equivalent net interest income for the first half of 2010 declined by $29.1 million, or 31.1%, to $64.6 million from the comparable prior year period. The decrease was primarily the result of a significant reduction in average loans and leases and investment securities as we continued our efforts to downsize our balance sheet and improve our liquidity position. The decrease in net interest income also reflects a decline in average yields earned on interest earning assets, which exceeded the decline in average rates paid on our interest-bearing liabilities. The decrease in average yields earned on our interest earning assets was directly attributable to the declining interest rate environment, reductions in our higher yielding commercial real estate loan portfolios, and our decision to maintain significant balances in lower yielding cash and cash equivalent accounts.

Interest Income

Taxable-equivalent interest income of $40.2 million for the second quarter of 2010 decreased by $24.9 million, or 38.2%, from the second quarter of 2009, while taxable-equivalent interest income of $86.7 million for the first half of 2010 decreased by $45.4 million, or 34.3%, from the comparable prior year period. The current quarter decrease was primarily attributable to the significant decline in average loans and leases and average yields earned thereon as described above, the significant increase in nonaccrual loans, and the decrease in average taxable investment securities and average yields earned thereon. Average loans and leases decreased by $1.0 billion in the current quarter compared to the second quarter of 2009, contributing to approximately $14.6 million of the current quarter interest income decline, while average yields earned on loans and leases decreased by 55 basis points (“bp”) in the current quarter, resulting in a reduction in interest income of approximately $5.3 million. The $420.8 million decrease in average taxable investment securities in the second quarter of 2010 from the comparable prior year period contributed to $4.5 million of the current quarter interest income decrease, while the 83 bp reduction in average yields earned on taxable investment securities contributed to $1.7 million of the interest income decrease.

Consistent with the above, the year-to-date decrease in taxable-equivalent interest income was primarily attributable to the significant decline in average loans and leases and average yields earned thereon, the significant increase in nonaccrual loans, and the decrease in average taxable investment securities and average yields earned thereon. During the first half of 2010, average loans and leases decreased by $1.0 billion from the first half of 2009, reducing interest income by approximately $28.4 million during the period, while average yields earned on loans and leases decreased by 65 bp, resulting in a reduction in interest income of approximately $12.8 million. Average taxable investment securities for the first half of 2010 decreased by $193.3 million from the comparable prior year period, contributing to $4.3 million of the year-to-date interest income decrease, while the 57 bp reduction in average yields earned on taxable investment securities contributed to $2.3 million of the interest income decrease. We anticipate that interest income will continue to decrease going forward as we continue our efforts to reduce our credit risk exposure in connection with our recovery plan.

Interest Expense

Interest expense of $10.9 million for the second quarter of 2010 decreased by $7.5 million, or 40.7%, from the comparable prior year quarter, while interest expense of $22.1 million for the first half of 2010 decreased by $16.2 million, or 42.3%, from the comparable prior year period. The decrease in interest expense during the current quarter and first half of 2010 was primarily attributable to the overall decline in average rates paid on savings and money market deposits, time deposits and long-term debt, and an overall decrease in average savings and money market and time deposit balances.

The 47 bp decline in average rates on savings and money market deposits contributed to $1.6 million of the current quarter decrease in interest expense, the 101 bp decline in average rates on time deposits under $100,000 contributed to $1.7 million of the current quarter decrease, and the 102 bp decline on average rates on long-term debt contributed to $1.6 million of the current quarter decrease. Additionally, the overall decrease in average balances of savings and money market and all time deposits also resulted in a decrease in interest expense of $0.7 million and $3.0 million, respectively, during the current quarter.

For the first half of 2010, interest expense decreased by $16.2 million, or 42.3%, from the first half of 2009. The 43 bp decline in average rates on savings and money market deposits contributed to $2.7 million of the decrease in interest expense, declines of 109 bp and 55 bp in average rates on time deposits under $100,000 and time deposits $100,000 and over contributed to $3.8 million and $2.6 million, respectively, of the decrease in interest expense, and the 105 bp decline on average rates on long-term debt contributed to $3.3 million of the decrease in interest expense from the comparable prior year period. Additionally, the overall decrease in average balances of savings and money market and all time deposits also resulted in a decrease in interest expense of $0.8 million and $6.0 million, respectively, compared to the first half of 2009.

Net Interest Margin

Our net interest margin was 2.90% for the second quarter of 2010, compared to 3.77% for the second quarter of 2009, while our net interest margin for the first half of 2010 was 3.06%, compared to 3.80% for the comparable prior year period. The sequential-quarter and year-over-year compression in our net interest margin was attributable to lower yields on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate loan portfolio to improve our credit risk profile and our efforts to maximize balance sheet liquidity by maintaining elevated levels of lower yielding cash and cash equivalent accounts. Additionally, in conjunction with our recovery plan, we sold available for sale securities for gross proceeds of $439.4 million during the latter part of March 2010. Because a significant amount of these proceeds were held as cash and cash equivalents throughout the second quarter, our net interest margin for the second quarter of 2010 was adversely impacted by these March 2010 securities sales.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$4,529	$8,377
Real estate:
Construction	340,076	362,557
Mortgage-residential	50,690	55,603
Mortgage-commercial	33,671	45,847
Leases	197	466
Total nonaccrual loans	429,163	472,850
Other real estate	38,042	26,954
Total nonperforming assets	467,205	499,804

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	50	-
Real estate:
Construction	-	228
Mortgage-residential	1,621	2,680
Consumer	231	232
Leases	-	152
Total accruing loans delinquent for 90 days or more	1,902	3,292

Restructured loans still accruing interest:
Real estate:
Construction	-	2,745
Mortgage-residential	9,632	3,565
Total restructured loans still accruing interest	9,632	6,310

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$478,739	$509,406

Total nonperforming assets as a percentage of loans and
leases, loans held for sale and other real estate	17.07%	15.85%

Total nonperforming assets and accruing loans delinquent for
90 days or more as a percentage of loans and leases, loans
held for sale and other real estate	17.14%	15.96%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	17.50%	16.16%

Non-performing assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $467.2 million at June 30, 2010, compared to $499.8 million at fiscal 2009 year-end.  The decrease from fiscal 2009 was primarily attributable to net charge-offs and write-downs of $59.5 million, paydowns of $58.1 million, and sales of loans and foreclosed properties of $50.5 million. Offsetting these decreases were the following additions to non-performing assets: 11 Hawaii construction and development loans totaling $71.6 million, five mainland construction and development loans totaling $24.2 million, 55 residential mortgage loans totaling $18.5 million, eight Hawaii commercial mortgage loans totaling $13.8 million, and five mainland commercial mortgage loans totaling $6.5 million.

Restructured loans included in non-performing assets at June 30, 2010 consisted of 14 Hawaii construction and commercial real estate loans with a combined principal balance of $56.5 million, nine mainland construction and commercial real estate loans with a combined principal balance of $40.4 million, and 41 residential mortgage loans with a combined principal balance of $17.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $10.3 million of restructured loans still accruing interest at June 30, 2010, including one residential mortgage loan of $0.7 million that was more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

A discussion of our accounting policy regarding the Allowance and Provision is contained in the Critical Accounting Policies section of this report. The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$211,646	$122,286	$205,279	$119,878

Provision for loan and lease losses	20,412	74,324	79,249	101,074

Charge-offs:
Commercial, financial and agricultural	3,823	5,057	5,981	5,882
Real estate:
Construction	20,800	18,020	48,774	40,634
Mortgage-residential	4,059	4,545	15,223	4,907
Mortgage-commercial	1,462	2,375	19,192	2,375
Consumer	598	946	1,539	1,960
Leases	-	-	1	-
Total charge-offs	30,742	30,943	90,710	55,758

Recoveries:
Commercial, financial and agricultural	179	55	1,740	142
Real estate:
Construction	107	-	5,608	52
Mortgage-residential	48	35	75	54
Mortgage-commercial	12	2	14	5
Consumer	297	312	663	624
Leases	-	-	41	-
Total recoveries	643	404	8,141	877

Net charge-offs	30,099	30,539	82,569	54,881

Balance at end of period	$201,959	$166,071	$201,959	$166,071

Annualized ratio of net charge-offs to average loans	4.26%	3.16%	5.63%	2.79%

Our Allowance at June 30, 2010 totaled $202.0 million, a decrease of $3.3 million, or 1.6%, from year-end 2009. The decrease in our Allowance was a direct result of the $82.6 million in net loan charge-offs during the six-month period, concentrated primarily on loans with direct exposure to the construction and commercial real estate markets in California and Hawaii, offset by the $79.2 million Provision recognized during the first half of 2010.

Our Provision was $20.4 million during the second quarter of 2010, compared to $58.8 million in the first quarter of 2010 and $74.3 million in the second quarter of 2009. The decrease was primarily attributable to slower negative credit migration, reduced exposure to the construction and development sectors in Hawaii and California, and minimal changes experienced during the quarter in recognized property values securing many of the Company’s real estate loans.

Despite the overall decrease in our Allowance, the current quarter improvement in nonperforming assets, lower charge-offs, and the recognition of a lower Provision, our Allowance as a percentage of total loans increased to 7.69% at June 30, 2010 from 6.75% at year-end 2009. We believe this increase was necessary to appropriately reserve for the credit risk still inherent in our portfolio.

We continue to experience downward, albeit slower, risk grading migration in certain sectors of our loan portfolio with exposure to the Hawaii and California commercial real estate markets. While we have begun to see a few preliminary signs of stabilization in the overall economy, uncertainty still exists and there continues to be heightened risk within our various commercial real estate loan portfolios.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen preliminary signs of improvement, we expect these challenging economic conditions to persist over the coming quarters.

Other Operating Income

Total other operating income of $12.7 million for the second quarter of 2010 decreased by $1.9 million, or 12.8%, from the comparable prior year quarter. The decrease was primarily due to lower gains on sales of residential mortgage loans of $3.2 million as refinance activity has declined from the prior year, a non-cash gain related to the ineffective portion of a cash flow hedge of $2.3 million recorded in the year-ago quarter, and lower service charges on deposit accounts of $1.0 million. These decreases were partially offset by an other-than-temporary impairment (“OTTI”) charge on three non-agency collateralized mortgage obligations totaling $2.6 million recorded in the year-ago quarter and higher unrealized gains on outstanding interest rate locks of $1.7 million.

For the six months ended June 20, 2010, total other operating income of $25.5 million decreased by $4.8 million, or 15.8%, over the comparable prior year period. The decrease was primarily due to lower net gains on sales of residential mortgage loans of $5.3 million and lower service charges on deposit accounts of $1.3 million. Other operating income for the first half of 2009 included a $3.6 million gain related to the sale of a parcel of land and non-cash gains related to the ineffective portion of a cash flow hedge of $2.1 million, partially offset by the aforementioned OTTI charge on three non-agency collateralized mortgage obligations totaling $2.6 million.

Other Operating Expense

Total other operating expense for the second quarter of 2010 was $37.6 million compared to $45.8 million in the comparable prior year quarter. The current quarter decrease was primarily attributable to decreases in credit-related charges (which includes write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $4.3 million, salaries and employee benefits of $3.3 million, and FDIC insurance expense of $1.8 million, partially offset by an increase in legal and professional services of $2.6 million. The year-over-year decrease in FDIC insurance expense was due to a special assessment charge imposed on all FDIC-insured institutions during the second quarter of 2009 totaling $2.5 million.

For the six months ended June 30, 2010, other operating expense of $186.8 million increased by $103.3 million, or 123.7%, over the comparable prior year period. The increase was primarily due to the $102.7 million non-cash goodwill impairment charge and an increase in legal and professional services of $5.5 million, partially offset by reductions in salaries and employee benefits of $4.7 million.

Income Taxes

In third quarter of 2009, we established a full valuation allowance against our net DTAs. The establishment of the valuation allowance was based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings. At June 30, 2010, our valuation allowance totaled $137.2 million, compared to $130.1 million at March 31, 2010 and $104.6 million at December 31, 2009.

As a result of the establishment of the valuation allowance, our effective tax rate was 0% during the second quarter and first half of 2010 as we did not recognize any income tax benefit. During the second quarter of 2009, our effective tax rate was 42.1% and we recognized an income tax benefit of $25.0 million. During the first half of 2009, our effective tax rate was 48.5% and we recognized an income tax benefit of $30.0 million. The effective tax rate for the second quarter and first half of 2009 was impacted by the recognition of tax benefits from federal and state tax credits of $0.7 million and $1.4 million, and tax exempt income of $1.0 million and $1.8 million, respectively. The effective tax rate for the first half of 2009 was also impacted by the settlement of a state tax contingency in the first quarter of 2009 which provided a tax benefit of $2.2 million. The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to our overall effective tax rate during periods in which the Company is near break-even or experiencing a pre-tax loss.

Financial Condition

Total assets at June 30, 2010 were $4.3 billion, compared to $4.9 billion at December 31, 2009.

Loans and Leases

Loans and leases, net of unearned income, of $2.6 billion at June 30, 2010, decreased by $416.5 million, or 13.7%, from December 31, 2009. The decrease was primarily due to a reduction in the mainland loan portfolio totaling $141.6 million and a reduction in the Hawaii construction and commercial real estate loan portfolio totaling $178.1 million.  The decreases in these portfolios reflect $48.7 million in loan sales, transfers to loans held for sale totaling $26.4 million, transfers to other real estate owned totaling $19.7 million, as well as paydowns and net charge-offs totaling $224.9 million.

Construction and Development Loans

At June 30, 2010, the construction and development loan portfolio (excluding owner-occupied loans) totaled $589.9 million, or 22.5%, of the total loan portfolio. Of this amount, $386.5 million were located in Hawaii and $203.4 million were located on the Mainland. This portfolio decreased by $231.5 million from December 31, 2009.

The allowance for loan and lease losses allocated for these loans was $90.4 million at June 30, 2010, or 15.3%, of the total outstanding balance. Of this amount, $59.0 million related to construction and development loans in Hawaii and $31.4 million related to construction and development loans on the Mainland.

Nonperforming construction and development assets in Hawaii totaled $254.5 million at June 30, 2010, or 5.9%, of total assets. At June 30, 2010, this balance was comprised of portfolio loans totaling $227.9 million, loans held for sale totaling $23.4 million and foreclosed properties totaling $3.2 million. Nonperforming assets related to this sector totaled $268.6 million at December 31, 2009.

Nonperforming construction and development assets on the Mainland totaled $117.3 million at June 30, 2010, or 2.7%, of total assets. At June 30, 2010, this balance was comprised of portfolio loans totaling $87.1 million and foreclosed properties totaling $30.2 million. Nonperforming assets related to this sector totaled $143.8 million at December 31, 2009.

Deposits

Total deposits of $3.2 billion at June 30, 2010 reflected a decrease of $360.3 million, or 10.1%, from December 31, 2009. Core deposits, which we define to be demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.8 billion at June 30, 2010 and decreased by $159.7 million from December 31, 2009.  Interest-bearing demand deposits increased during the first half of 2010 by $2.9 million, while noninterest-bearing demand deposits, savings and money market deposits, and time deposits decreased during the first half of 2010 by $32.4 million, $132.2 million, and $198.6 million, respectively.

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $156.5 million at June 30, 2010, compared to $336.0 million at December 31, 2009 and our tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) was 0.08% at June 30, 2010 compared to 1.68% at December 31, 2009. The decline in total shareholders’ equity was the result of continued operating losses primarily driven by increased credit costs and the aforementioned goodwill impairment charge.

Total shareholders’ equity includes $129.7 million of TARP Preferred Stock issued in connection with our participation in the U.S. Treasury’s TARP Capital Purchase Program. The TARP Preferred Stock qualifies as a component of Tier 1 capital. We began deferring dividend payments on the TARP Preferred Stock in the third quarter of 2009 and accrued dividends on our outstanding TARP Preferred Stock was $7.8 million at June 30, 2010.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at four consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At June 30, 2010, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $3.4 million.

In the past, the FRB has permitted certain cumulative preferred securities having the characteristics of trust preferred securities to qualify as Tier 1 capital for bank holding companies. This treatment is expected to continue under the Dodd-Frank Act for our existing cumulative preferred securities. However, the Dodd-Frank Act will prohibit us from treating any such securities issued after May 19, 2010 as Tier 1 capital.

Recovery Plan

In March 2010, we began implementing a recovery plan designed to improve our financial health and capital ratios by downsizing our bank and focusing on our core businesses and traditional markets in Hawaii.

In addition to seeking to raise capital externally, key elements of the recovery plan include, but are not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrinking the bank’s balance sheet, including through the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reducing the bank’s loan portfolio through paydowns, restructuring, and reducing lending activity, and

•	Lowering operating costs to align with the restructured business model.

To ensure the successful execution of the recovery plan and to monitor our capital raising efforts, our Board formed a Recovery Committee in March 2010.

To date, we have executed the following as part of this plan:

•	Reduced our doubtful and substandard assets as a percentage of Tier 1 capital plus reserves to 73.5%.

•
Sold investment securities totaling $462.6 million at a net gain of $1.1 million, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 10.1% at June 30, 2010.

•
Reduced our credit risk exposure in the non-agency MBS and municipal securities portfolios by $52.7 million and $37.3 million, respectively. Our remaining exposure in the non-agency MBS and municipal securities portfolios as of June 30, 2010 were $17 thousand and $0.8 million, respectively.

•	Reduced our total loan and lease portfolio to $2.6 billion at June 30, 2010 from $3.0 billion at December 31, 2009.

•	Improved our liquidity position with cash and cash equivalents totaling $916.7 million at June 30, 2010, compared to $488.4 million at December 31, 2009.

•	Made progress with our previously announced plans to exit the Mainland market by closing two California loan production offices.

•
Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

While we have not achieved the March 31, 2010 leverage capital and Tier 1 risk-based capital mandates required by the Consent Order of 10% and 12%, respectively, the actions described above are designed to reduce our capital needs over time by reducing our credit risk exposure and establishing a more streamlined and focused organization with a reduced infrastructure, while we continue to seek new capital. However, there is no assurance that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern. If we fail to obtain new capital on a timely basis, we will likely experience further regulatory action. Further regulatory action could result in the Company’s loss of ownership of the bank or its assets, which could result in a loss of the entire value of our common stock.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of the TARP Preferred Stock have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on the TARP Preferred Stock and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. CPF has limited capital resources to meet these obligations. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs; however, as a Hawaii state-chartered bank, it is prohibited from declaring or paying dividends greater than its retained earnings. As of June 30, 2010, the bank had an accumulated deficit of approximately $412.4 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends; therefore, we do not anticipate receiving dividends from the bank in the foreseeable future.

As of June 30, 2010, on a stand alone basis, CPF had approximately $4.0 million of cash available to meet its ongoing obligations. Assuming CPF is able to control its operating expenditures within normal levels, it continues to defer payments on its trust preferred securities and dividends on its TARP Preferred Stock, and there are no unanticipated cash requirements, we believe CPF will be able to meet its normally expected expense obligations through the end of 2010. However, starting in the first quarter of 2011, we anticipate that CPF will require additional funds in order to continue meeting its financial obligations. Sources of funds that may be available to CPF include independently raising additional capital or borrowing funds. It is unclear whether CPF may be able to borrow funds without credit support from the bank, which may not be available. Incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRBSF and DFI. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future to allow it to continue to meet its financial obligations when its current available cash is depleted.

Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table sets forth the Company’s capital ratios, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. In addition, FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. As of June 30, 2010, the bank was subject to, and was not in compliance with, the capital directive in the Consent Order which requires that it achieve and maintain a leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12% by March 31, 2010. We are uncertain when, or if, we will be able to meet these capital ratio requirements.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized *
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At June 30, 2010:
Leverage capital	$259,073	6.1%	$170,779	4.0%	$213,474	5.0%
Tier 1 risk-based capital	259,073	9.1	114,105	4.0	171,157	6.0
Total risk-based capital	296,893	10.4	228,209	8.0	285,262	10.0

At December 31, 2009:
Leverage capital	$334,309	6.8%	$196,478	4.0%	$245,597	5.0%
Tier 1 risk-based capital	334,309	9.6	139,064	4.0	208,596	6.0
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0

Central Pacific Bank
At June 30, 2010:
Leverage capital	$267,486	6.3%	$170,703	4.0%	$213,379	5.0%
Tier 1 risk-based capital	267,486	9.4	114,044	4.0	171,066	6.0
Total risk-based capital	305,287	10.7	228,088	8.0	285,110	10.0

At December 31, 2009:
Leverage capital	$334,193	6.8%	$196,273	4.0%	$245,342	5.0%
Tier 1 risk-based capital	334,193	9.6	138,976	4.0	208,464	6.0
Total risk-based capital	379,705	10.9	277,953	8.0	347,441	10.0

* Because the Company was subject to the capital directives of the Consent Order, the Company and the bank were not considered to be "well-capitalized."

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to ensure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources by maintaining core deposits and decreasing our loan-to-deposit ratio to 81.8% at June 30, 2010 from 85.2% at December 31, 2009, as well as liquidating $462.6 million of investment securities in the first half of 2010. Furthermore, we also intend to pursue the possibility of additional loan sales (both individually and in bulk), however, no formal plan has been finalized and specific loans have not yet been identified for sale.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements, federal funds borrowings and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these alternative funding sources, access to these sources is not guaranteed due to the current volatile market conditions and our financial position.

The bank is a member of and maintained an $886.4 million line of credit with the FHLB as of June 30, 2010. Short-term and long-term borrowings under this arrangement totaled $200.0 million and $533.6 million at June 30, 2010, respectively, compared to $549.6 million of long-term borrowings at December 31, 2009. There were no short-term borrowings under this arrangement at December 31, 2009. FHLB advances outstanding at June 30, 2010 were secured by interest-bearing deposits at the FHLB of $0.5 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $263.3 million and certain real estate loans totaling $663.1 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $152.8 million was undrawn under this arrangement at June 30, 2010. However, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement or take action against the assets securing these borrowings.

The bank also maintained an $89.4 million line of credit with the Federal Reserve discount window as of June 30, 2010. There were no borrowings under this arrangement at June 30, 2010 and December 31, 2009. As of June 30, 2010, advances under this arrangement are secured by certain real estate loans totaling $198.0 million. At June 30, 2010, the entire $89.4 million was available to the bank for future borrowings, subject to approval of the Federal Reserve. At June 30, 2010, the bank was not eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings.

Our liquidity may be negatively impacted by an inability to access the capital markets or by unforeseen demands on cash. Over the past few years, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through the first half of 2010, making it significantly more difficult for financial institutions to obtain funds by selling loans in the secondary market or through borrowings. In addition, our ability to access capital markets has been and will continue to be impacted by our significant losses, the anticipated continued deterioration in our loan portfolio through 2010, the requirements of the Consent Order, lower credit ratings and our capital structure. Our liquidity may be further strained if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or questions as to our ability to continue as a going concern.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2010 would not result in a fluctuation of NII that would exceed the established policy limits.

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

We are subject to a number of requirements and prohibitions under the Consent Order and the Agreement, require substantial additional capital and may be subject to additional limitations on our business and additional regulatory actions, including a federal conservatorship or receivership for the bank, if we cannot comply with the Consent Order and the Agreement or if our financial condition continues to deteriorate.

Central Pacific Bank is subject to the Consent Order which requires it to improve its capital position, asset quality, liquidity and management oversight, among other matters. The bank was required to increase its Tier 1 capital to maintain a minimum leverage capital ratio and total risk-based capital ratio of at least 10% and 12%, respectively, by March 31, 2010. In addition, the bank must, among other things, maintain an adequate allowance for loan and lease losses at all times and systematically reduce the amount of commercial real estate loans, particularly land development and construction loans. In the meantime, the condition of the bank’s loan portfolio may continue to deteriorate and thus continue to deplete the bank’s capital and other financial resources.

Central Pacific Financial Corp. is subject to the Agreement with the FRBSF and DFI dated July 2, 2010, which supersedes the MOU dated April 1, 2009 in its entirety with such regulators. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The Agreement requires that the Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we must submit to the FRBSF an acceptable capital plan and cash flow projections within 60 days.

As of the date of this filing, we were not in compliance with the capital ratio requirements in the Consent Order. As of June 30, 2010 we would have required $159.3 million of additional capital to be in compliance with such ratios. A change in the financial condition of the bank after June 30, 2010 would change the amount of capital required to comply with these ratios. We believe we must raise substantial additional capital in order to remain in business. If we continue to fail to comply with these requirements or suffer a continued deterioration in our financial condition, we may be subject to additional limitations on our business and additional regulatory actions.  Possible enforcement actions against us include the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, a federal conservatorship or receivership for the bank, a sale or transfer of bank assets, the termination of insurance for deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. If these events occur, Central Pacific Financial Corp. would likely suffer a complete loss of the value of its ownership interest in the bank and our shareholders would likely suffer a complete loss of the value of their shares.

Raising additional capital would substantially dilute existing shareholders and will likely have an adverse affect on the market price of our common stock.

As described above, we need to raise a substantial amount of capital to meet the capital directives of the Consent Order and to ensure that we continue as a going concern. If we successfully raise the capital we seek through the issuance of additional shares of common stock or other securities, the ownership interest of current investors and our earnings per share will be substantially diluted. As a result of the potential sale of a large number of common shares and given the fact that we may need to issue these shares at prices less than their current values, the market price of our common stock could decline significantly and current shareholders may only have a minimal stake in our Company.

In addition to the Consent Order and the Agreement, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the Consent Order and the Agreement, we are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations, including the Dodd-Frank Act.

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

In particular, President Obama signed the Dodd-Frank Act into law on July 21, 2010. The Dodd-Frank Act provides for a comprehensive overhaul of the financial services industry within the United States. While the full effects of the legislation on us cannot yet be determined, it could result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in Hawaii with the knowledge and experience required to successfully implement our recovery plan. The more senior the executive, the more difficult it is to locate suitable candidates in the local market. Accordingly, in many circumstances, it is necessary for us to recruit potential candidates from the mainland. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Company given its current financial condition and the existing uncertainties, particularly since in some circumstances; this would require that the employee relocate from the mainland to Hawaii, where other employment opportunities in the banking industry may be limited. In addition, in the current circumstances, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If we are not able to promptly recruit qualified personnel, which we require to conduct our operations, our business and our ability to successfully implement our recovery plan could be adversely affected.

On June 23, 2010, we received regulatory approval for the appointment of John C. Dean as Executive Chairman of the Board of Central Pacific Financial Corp. and Central Pacific Bank from the FDIC, FRB, and DFI. However, as of the date of this filing, we are still seeking regulatory approval for potential candidates to fill the positions of Chief Financial Officer and Chief Credit Officer and we are unable to determine when, or if, we will be able to do so.

The recent turnover in key positions in our finance and credit departments and our focus on ongoing capital raising efforts could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated by management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and depend on the sufficiency of the personnel involved in those functions.  There has been recent turnover in key positions in our finance and credit departments as part of the implementation of our Recovery Plan and we currently do not have a named chief financial officer or chief credit officer.  In addition, we continue to focus on our ongoing capital raising efforts.  The new personnel and the lack of a named chief financial officer and chief credit officer, as well as the demands that our capital raising efforts place on our key personnel, could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 6, 2010	/s/ John C. Dean
John C. Dean
Executive Chairman

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