Form 10-Q
period 2010-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2010-11-05
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of registrant’s common stock, no par value, on November 2, 2010 was 30,364,809 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2010 and December 31, 2009

Consolidated Statements of Operations Three and nine months ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows Nine months ended September 30, 2010 and 2009

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and due from banks	$72,109	$87,897
Interest-bearing deposits in other banks	852,306	400,470
Investment securities:
Trading, at fair value	22,237	-
Available for sale, at fair value	579,969	919,655
Held to maturity (fair value of $3,420 at September 30, 2010 and $4,804 at December 31, 2009)	3,298	4,704
Total investment securities	605,504	924,359

Loans held for sale	54,842	83,830

Loans and leases	2,367,320	3,041,980
Less allowance for loan and lease losses	217,602	205,279
Net loans and leases	2,149,718	2,836,701

Premises and equipment, net	71,144	75,189
Accrued interest receivable	11,323	14,588
Investment in unconsolidated subsidiaries	15,413	17,395
Other real estate	51,958	26,954
Goodwill	-	102,689
Other intangible assets	44,774	45,390
Bank-owned life insurance	141,587	139,811
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	39,757	39,839
Other assets	14,009	25,613
Total assets	$4,173,241	$4,869,522

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$590,064	$638,328
Interest-bearing demand	631,842	588,396
Savings and money market	1,076,213	1,195,815
Time	889,214	1,146,377
Total deposits	3,187,333	3,568,916

Short-term borrowings	201,674	242,429
Long-term debt	616,869	657,874
Other liabilities	76,850	54,314
Total liabilities	4,082,726	4,523,533

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
135,000 shares at September 30, 2010 and December 31, 2009	130,086	128,975
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
30,364,680 shares at September 30, 2010 and 30,328,764 shares at December 31, 2009	406,291	405,355
Surplus	63,183	63,075
Accumulated deficit	(513,088)	(257,931)
Accumulated other comprehensive loss	(5,966)	(3,511)
Total shareholders' equity	80,506	335,963
Non-controlling interest	10,009	10,026
Total equity	90,515	345,989
Total liabilities and equity	$4,173,241	$4,869,522

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans and leases	$33,456	$48,594	$106,556	$159,317
Interest and dividends on investment securities:
Taxable interest	3,885	9,768	15,639	27,555
Tax-exempt interest	184	937	889	3,254
Dividends	3	2	8	7
Interest on deposits in other banks	510	106	1,307	117
Interest on Federal funds sold and securities purchased under agreements to resell	-	3	-	9
Total interest income	38,038	59,410	124,399	190,259

Interest expense:
Interest on deposits:
Demand	181	364	689	1,040
Savings and money market	1,323	3,250	4,459	9,527
Time	3,666	6,218	11,455	24,331
Interest on short-term borrowings	387	144	882	416
Interest on long-term debt	5,112	5,982	15,280	18,960
Total interest expense	10,669	15,958	32,765	54,274

Net interest income	27,369	43,452	91,634	135,985
Provision for loan and lease losses	79,893	142,496	159,142	243,570
Net interest income (loss) after provision for loan and lease losses	(52,524)	(99,044)	(67,508)	(107,585)

Other operating income:
Service charges on deposit accounts	2,793	4,052	8,982	11,537
Other service charges and fees	4,110	3,549	11,445	10,453
Income from fiduciary activities	751	874	2,373	2,843
Equity in earnings of unconsolidated subsidiaries	197	134	328	613
Fees on foreign exchange	171	170	502	431
Investment securities gains (losses)	-	(169)	831	(318)
Other than temporary impairment on securities (net of $7,323 recognized
in other comprehensive loss for the nine months ended 2009)	-	-	-	(2,565)
Loan placement fees	130	188	307	748
Net gain on sales of residential loans	2,036	3,060	5,313	11,608
Income from bank-owned life insurance	1,062	1,599	4,136	4,183
Other	400	1,982	2,934	6,189
Total other operating income	11,650	15,439	37,151	45,722

Other operating expense:
Salaries and employee benefits	14,370	16,582	43,614	50,526
Net occupancy	3,196	3,260	9,803	9,640
Equipment	1,333	1,497	4,115	4,571
Amortization of other intangible assets	2,215	1,582	5,204	4,553
Communication expense	1,041	1,087	3,099	3,201
Legal and professional services	3,267	2,957	14,333	8,519
Computer software expense	856	818	2,632	2,570
Advertising expense	574	948	2,177	2,416
Goodwill impairment	-	50,000	102,689	50,000
Foreclosed asset expense	(1,017)	5,523	4,918	7,952
Write down of assets	-	-	940	1,339
Other	5,835	5,239	24,987	27,722
Total other operating expense	31,670	89,493	218,511	173,009

Loss before income taxes	(72,544)	(173,098)	(248,868)	(234,872)
Income tax expense (benefit)	-	10,043	-	(19,918)
Net loss	(72,544)	(183,141)	(248,868)	(214,954)
Preferred stock dividends and accretion	2,119	2,030	6,289	5,896
Net loss available to common shareholders	$(74,663)	$(185,171)	$(255,157)	$(220,850)

Per common share data:
Basic and diluted loss per share	$(2.46)	$(6.38)	$(8.42)	$(7.67)

Shares used in computation:
Basic and diluted shares	30,309	29,030	30,295	28,801

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(248,868)	$(214,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan and lease losses	159,142	243,570
Depreciation and amortization	5,798	6,322
Gain on sale of premises and equipment	-	(3,612)
Goodwill impairment	102,689	50,000
Write down of assets	940	1,339
Foreclosed asset expense	4,918	7,952
Amortization of other intangible assets	5,204	4,553
Net amortization of investment securities	1,563	2,341
Share-based compensation	108	125
Net loss (gain) on investment securities	(831)	318
Net change in trading securities	26,889	-
Other than temporary impairment on securities	-	2,565
Deferred income tax expense	2,439	17,057
Net gain on sales of residential loans	(5,313)	(11,608)
Ineffective portion of derivatives	-	(3,364)
Proceeds from sales of loans held for sale	753,986	1,410,480
Originations of loans held for sale	(680,091)	(1,392,232)
Equity in earnings of unconsolidated subsidiaries	(328)	(613)
Increase in cash surrender value of bank-owned life insurance	(3,845)	(4,180)
Decrease (increase) in income tax receivable	82	(24,357)
Net change in other assets and liabilities	24,620	11,993
Net cash provided by operating activities	149,102	103,695
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	229,657	191,121
Proceeds from sales of investment securities available for sale	439,435	43,672
Purchases of investment securities available for sale	(378,686)	(416,769)
Proceeds from maturities of and calls on investment securities held to maturity	1,380	3,324
Net loan principal repayments	253,358	204,445
Proceeds from sales of loans originated for investment	187,445	112,444
Proceeds from sale of other real estate	16,636	1,406
Proceeds from bank-owned life insurance	2,069	794
Proceeds from sale of premises and equipment	-	7,207
Purchases of premises and equipment	(1,753)	(5,369)
Distributions from unconsolidated subsidiaries	724	573
Contributions to unconsolidated subsidiaries	(227)	(4,228)
Net cash provided by investing activities	750,038	138,620
Cash flows from financing activities:
Net decrease in deposits	(381,583)	(50,635)
Proceeds from long-term debt	50,000	-
Repayments of long-term debt	(90,864)	(90,815)
Net decrease in short-term borrowings	(40,755)	(26,643)
Cash dividends paid on preferred stock	-	(2,362)
Net proceeds from issuance of common stock and stock option exercises	-	3,196
Net proceeds from issuance of preferred stock and warrants	-	134,256
Other, net	110	109
Net cash used in financing activities	(463,092)	(32,894)

Net increase in cash and cash equivalents	436,048	209,421
Cash and cash equivalents at beginning of period	488,367	107,745
Cash and cash equivalents at end of period	$924,415	$317,166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,739	$57,797
Income taxes	-	1,532
Cash received during the period for:
Income taxes	1,068	14,035
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$6	$60
Net reclassification of loans to other real estate	44,298	17,910
Net transfer of loans to loans held for sale	39,594	26,559
Net transfer of investment securities available for sale to trading	49,126	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	-	50,146
Dividends accrued on preferred stock	5,288	2,531
Accretion of preferred stock discount	1,001	991
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

Regulatory Matters

In December 2009, the members of the Board of Directors of Central Pacific Bank agreed to the Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”), which requires the bank to improve its capital position, asset quality, liquidity and management oversight, among other matters. In addition to the capital ratio requirements described above, the bank must also maintain an adequate allowance for loan and lease losses at all times and systematically reduce our commercial real estate loans, particularly land development and construction loans. The bank must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp. (“CPF”).

While the bank continues to work toward full compliance with the Consent Order, we were not in compliance with a number of requirements, including the leverage and total risk-based capital ratio requirements referred to above. Consistent with our recovery plan, which is described more fully below, we are actively pursuing initiatives to reduce the capital needs of our bank and continue to make progress in our capital raising efforts. On November 4, 2010, we entered into definitive agreements with two investors with respect to an investment in our common stock as further described under Note 19 – Subsequent Events. We are also diligently attempting to comply with the remaining provisions of the Consent Order.

In addition to the Consent Order, on July 2, 2010, CPF entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI. For the most part, the Agreement continues and formalizes the terms of the Memorandum of Understanding (“MOU”) that the Company entered into on April 1, 2009 with the FRBSF and DFI, and the Agreement supersedes the MOU in its entirety. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection. The Agreement is included in a Form 8-K which we filed on July 9, 2010, with the U.S. Securities and Exchange Commission.

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

In addition to seeking to raise capital externally, key elements of the recovery plan include, but are not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrinking the bank’s balance sheet, including through the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reducing the bank’s loan portfolio through paydowns, restructurings, and note sales, and

•	Lowering operating costs.

To monitor the execution of the recovery plan and our capital raising efforts, our Board formed a Recovery Committee in March 2010.

To date, we have executed the following as part of this plan:

•	Reduced our nonperforming assets from $499.8 million at December 31, 2009 to $372.7 million at September 30, 2010.

•
Sold investment securities totaling $462.6 million at a net gain of $1.1 million, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 14.5% at September 30, 2010.

•
Reduced our credit risk exposure in the non-agency MBS and municipal securities portfolios by $52.7 million and $37.7 million, respectively. Our remaining exposure in the non-agency MBS and municipal securities portfolios as of September 30, 2010 were $17 thousand and $0.5 million, respectively.

•
Reduced our total loan and lease portfolio to $2.4 billion at September 30, 2010 from $3.0 billion at December 31, 2009. During the third quarter of 2010, we completed a sale of Mainland commercial real estate and construction loans with an aggregate book value of $124.1 million, of which $41.2 million were nonperforming at the time of the sale.

•
Maintained an allowance for loan and lease losses (the “Allowance”) adequate to cover credit losses inherent in the loan portfolio as of September 30, 2010. Our Allowance as a percentage of total loans increased to 9.19% at September 30, 2010 from 6.75% at December 31, 2009. Our Allowance as a percentage of nonperforming assets increased to 58.39% at September 30, 2010 from 41.07% at December 31, 2009.

•	Improved our liquidity position with cash and cash equivalents totaling $924.4 million at September 30, 2010, compared to $488.4 million at December 31, 2009.

•	Made progress with our previously announced plans to significantly reduce our exposure to the Mainland market by closing two California loan production offices.

•
Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

The actions described above are designed to reduce our capital needs over time by reducing our credit risk exposure and establishing a more streamlined and focused organization with a reduced infrastructure, while we continue to seek new capital. However, there is no assurance that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern. Receipt of a substantial amount of new capital is critical to our recovery. Without this new capital on a timely basis, we will likely experience further regulatory action, including the possibility of being placed in receivership. This would result in the Company’s loss of ownership of the bank or its assets, which is likely to result in a loss of the entire value of our common stock. While we have entered into investment agreements with two Lead Investors as described under Note 19 below, there is no assurance that we will be able to satisfy all the closing conditions in the investment agreements and successfully complete the capital raise.

Liquidity

At September 30, 2010, the Company has cash and cash equivalents of $924.4 million. We also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the Federal Home Loan Bank, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. As further discussed in Notes 10 and 11, the Company’s liquidity position may be adversely affected by dividend limitations imposed on us and our access to these funding sources.

At September 30, 2010, on a stand alone basis, CPF had approximately $4.0 million of cash available to meet its ongoing obligations. Assuming CPF is able to control its operating expenditures within normal levels, it continues to defer payments on its trust preferred securities and dividends on its TARP Preferred Stock, and there are no unanticipated cash requirements, we believe CPF will be able to meet its normally expected expense obligations through the end of 2010. It is unclear whether CPF may be able to borrow funds without credit support from Central Pacific Bank, which may not be available. Incurring, renewing or guarantying indebtedness by CPF requires the advance approval of the FRBSF and DFI. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future to allow it to continue to meet its financial obligations when its current cash is depleted.

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

In June 2009, the FASB issued certain guidance included in ASC 942-810 which changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. We adopted the guidance effective January 1, 2010 and the adoption did not have a material impact on our consolidated financial statements.

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

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
September 30, 2010
Available for Sale
U.S. Government sponsored entities debt securities	$207,572	$1,453	$-	$209,025
States and political subdivisions	12,705	-	-	12,705
U.S. Government sponsored entities mortgage-backed securities	351,403	6,677	(870)	357,210
Non-agency collateralized mortgage obligations	17	-	-	17
Other	989	23	-	1,012
Total	$572,686	$8,153	$(870)	$579,969

Held to Maturity
States and political subdivisions	$500	$8	$-	$508
U.S. Government sponsored entities mortgage-backed securities	2,798	114	-	2,912
Total	$3,298	$122	$-	$3,420

December 31, 2009
Available for Sale
U.S. Government sponsored entities debt securities	$207,292	$1,010	$(659)	$207,643
States and political subdivisions	51,449	375	(339)	51,485
U.S. Government sponsored entities mortgage-backed securities	600,507	14,088	(1,507)	613,088
Non-agency collateralized mortgage obligations	52,691	-	(6,222)	46,469
Other	984	-	(14)	970
Total	$912,923	$15,473	$(8,741)	$919,655

Held to Maturity
States and political subdivisions	$500	$2	$-	$502
U.S. Government sponsored entities mortgage-backed securities	4,204	98	-	4,302
Total	$4,704	$100	$-	$4,804

The amortized cost and estimated fair value of investment securities at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$12,577	$12,590
Due after one year through five years	185,897	187,156
Due after five years through ten years	16,503	16,684
Due after ten years	5,300	5,300
Mortage-backed securities	351,403	357,210
Other	1,006	1,029
Total	$572,686	$579,969

Held to Maturity
Due after one year through five years	$500	$508
Mortage-backed securities	2,798	2,912
Total	$3,298	$3,420

As part of our recovery plan, we completed the sale of certain available for sale investment securities during the first quarter of 2010 and received gross proceeds of $439.4 million. Gross realized gains and losses on the sales of the available for sale investment securities were $9.6 million and $8.8 million, respectively. We did not sell any available for sale investment securities during the second and third quarters of 2010. Proceeds from sales of available for sale investment securities were $36.4 million and $43.7 million for the three and nine months ended September 30, 2009, respectively. Gross realized gains and losses during the three months ended September 30, 2009 were $0.3 million and $0.4 million, respectively, while gross realized gains and losses during the nine months ended September 30, 2009 were $0.3 million and $0.6 million, respectively. The basis on which the cost of all securities sold was determined using the specific identification method.

In addition to these sales, in the first quarter of 2010, we transferred certain securities formerly classified as available for sale to trading securities as we intended to sell these securities in the near-term as part of our recovery plan. In the second quarter of 2010, we sold $23.2 million of these trading securities. We did not sell any trading securities in the third quarter of 2010. Gross realized gains and losses on the sale of these securities were $0.4 million and $0.1 million, respectively. The transfer of these securities to the trading category was accounted for at fair value and resulted in the recognition of a net unrealized gain of $0.4 million during the nine months ended September 30, 2010. As of September 30, 2010, we have $22.2 million in trading securities remaining.

Investment securities of $542.5 million and $747.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the five and forty investment securities which were in an unrealized loss position at September 30, 2010 and December 31, 2009, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2010:
U.S. Government sponsored entities
mortgage-backed securities	$75,420	$(870)	$-	$-	$75,420	$(870)
Other	-	-	17	-	17	-
Total temporarily impaired securities	$75,420	$(870)	$17	$-	$75,437	$(870)

At December 31, 2009:
U.S. Government sponsored entities
debt securities	$89,172	$(659)	$-	$-	$89,172	$(659)
States and political subdivisions	6,956	(197)	3,696	(142)	10,652	(339)
U.S. Government sponsored entities
mortgage-backed securities	70,213	(1,504)	55	(3)	70,268	(1,507)
Non-agency collateralized mortgage obligations	7,624	(162)	38,845	(6,060)	46,469	(6,222)
Other	-	-	970	(14)	970	(14)
Total temporarily impaired securities	$173,965	$(2,522)	$43,566	$(6,219)	$217,531	$(8,741)

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

5.   LOANS AND LEASES

Loans, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Commercial, financial and agricultural	$227,660	$260,784
Real estate:
Construction	465,188	813,333
Mortgage - residential	748,518	823,274
Mortgage - commercial	785,965	972,537
Consumer	112,553	136,090
Leases	31,466	41,803
	2,371,350	3,047,821
Unearned income	(4,030)	(5,841)
Total loans and leases	$2,367,320	$3,041,980

Impaired loans requiring an allowance for loan and lease losses at September 30, 2010 and December 31, 2009 amounted to $227.1 million and $293.2 million, respectively, and included all nonaccrual loans greater than $0.5 million and all loans modified in a troubled debt restructuring. Impaired loans not requiring an allowance for loan and lease losses at September 30, 2010 and December 31, 2009 amounted to $94.8 million and $185.7 million, respectively.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$201,959	$166,071	$205,279	$119,878
Provision for loan and lease losses	79,893	142,496	159,142	243,570
	281,852	308,567	364,421	363,448

Charge-offs	(79,047)	(104,153)	(169,757)	(159,911)
Recoveries	14,797	500	22,938	1,377
Net charge-offs	(64,250)	(103,653)	(146,819)	(158,534)
Balance, end of period	$217,602	$204,914	$217,602	$204,914

The increase in the Allowance in the third quarter and first nine months of 2010 was a direct result of the $79.9 million and $159.1 million provision for loan and lease losses (the “Provision”), respectively, offset by $64.3 million and $146.8 million in net loan charge-offs, respectively. The Provision for the third quarter of 2010 reflects an increase to the Allowance related to our commercial and residential mortgage portfolios at September 30, 2010, which was made after considering various factors, including the risk characteristics inherent in these portfolios, our outlook for economic and market factors, and input from our regulators.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $10.4 million and $56.2 million at September 30, 2010 and December 31, 2009, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.4 million and unrealized losses of $0.5 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive loss (“AOCL”) at September 30, 2010 and December 31, 2009, respectively.

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

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed. As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million during that quarter. As of September 30, 2010, we had no goodwill remaining on our consolidated balance sheet.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the nine months ended September 30, 2010:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$23,401	$20,589	$1,190	$210	$45,390
Additions	-	4,588	-	-	4,588
Amortization	(2,005)	(3,049)	(105)	(45)	(5,204)
Balance, end of period	$21,396	$22,128	$1,085	$165	$44,774

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.6 million and $4.6 million for the three and nine months ended September 30, 2010, respectively, compared to $1.8 million and $9.7 million for the three and nine months ended September 30, 2009, respectively. Amortization of mortgage servicing rights was $1.5 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, compared to $0.9 million and $2.4 million for the three and nine months ended September 30, 2009, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Fair market value, beginning of period	$23,019	$12,107
Fair market value, end of period	22,228	19,633
Weighted average discount rate	8.5%	8.6%
Weighted average prepayment speed assumption	13.8	14.7

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(23,246)	$21,396	$44,642	$(21,241)	$23,401
Mortgage servicing rights	39,945	(17,817)	22,128	35,357	(14,768)	20,589
Customer relationships	1,400	(315)	1,085	1,400	(210)	1,190
Non-compete agreements	300	(135)	165	300	(90)	210
	$86,287	$(41,513)	$44,774	$81,699	$(36,309)	$45,390

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of September 30, 2010, estimated amortization expense for the remainder of fiscal 2010, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2010 (remainder)	$669	$502	$35	$15	$1,221
2011	2,674	4,281	140	60	7,155
2012	2,674	3,531	140	60	6,405
2013	2,674	2,898	140	30	5,742
2014	2,674	2,417	140	-	5,231
2015	2,674	1,996	140	-	4,810
Thereafter	7,357	6,503	350	-	14,210
	$21,396	$22,128	$1,085	$165	$44,774

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCL and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain will be recognized into income over the original contract period of January 2013 using the effective yield method and we expect to reclassify $4.1 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2010, we were a party to interest rate lock and forward sale commitments on $159.7 million and $48.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Fair Value at September 30, 2010	Fair Value at December 31, 2009
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$ 502	$ 1,035	$ 653	$ 1,217

The following table presents the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Three Months Ended September 30, 2010
Interest rate contracts	$-	$1,652	$-

Three Months Ended September 30, 2009
Interest rate contracts	182	647	1,258

Nine Months Ended September 30, 2010
Interest rate contracts	-	5,263	-

Nine Months Ended September 30, 2009
Interest rate contracts	(7,350)	(1,147)	5,461

Amounts recognized in AOCL are net of income taxes. Amounts reclassified from AOCL into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Three Months Ended September 30, 2010
Interest rate contracts	Other operating income	$(154)

Three Months Ended September 30, 2009
Interest rate contracts	Other operating income	238

Nine Months Ended September 30, 2010
Interest rate contracts	Other operating income	938

Nine Months Ended September 30, 2009
Interest rate contracts	Other operating income	(2,260)

10.      SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At September 30, 2010, our bank maintained a $112.9 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of September 30, 2010, certain real estate loans totaling $241.9 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. Future advances under this arrangement are subject to approval of the Federal Reserve. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. As of September 30, 2010, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility.

The bank is a member of and maintained a $983.8 million line of credit with the Federal Home Loan Bank of Seattle (“FHLB”) as of September 30, 2010. Short-term and long-term borrowings under this arrangement totaled $200.0 million and $508.3 million at September 30, 2010, respectively, compared to $549.6 million of long-term borrowings at December 31, 2009. There were no short-term borrowings under this arrangement at December 31, 2009. FHLB advances outstanding at September 30, 2010 were secured by interest-bearing deposits at the FHLB of $0.2 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $443.9 million and certain real estate loans totaling $601.0 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $275.5 million was undrawn under this arrangement at September 30, 2010. The FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement or take action against the assets securing these borrowings.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at five consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $4.2 million and $1.8 million at September 30, 2010 and December 31, 2009, respectively.

11.   EQUITY

Beginning in the third quarter of 2009, we suspended the payment of cash dividends on our outstanding Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”). During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred dividends on our outstanding TARP Preferred Stock. Accrued dividends on our outstanding TARP Preferred Stock were $9.6 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and U.S. Treasury, and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Accordingly, we do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $483.3 million at September 30, 2010, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the nine months ended September 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	1,014,100	$21.12
Changes during the period:
Expired	(106,972)	19.29
Forfeited	(38,170)	17.37
Outstanding at September 30, 2010	868,958	21.51

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	21,020	$34.60
Changes during the period:
Granted	275,000	1.83
Vested	(8,520)	34.27
Forfeited	(6,500)	33.83
Nonvested at September 30, 2010	281,000	2.56

Performance Shares and Stock Appreciation Rights

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the nine months ended September 30, 2010.

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the nine months ended September 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	80,464	$18.88
Changes during the period:
Forfeited	(27,101)	18.88
Outstanding at September 30, 2010	53,363	18.88

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the nine months ended September 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2010	179,512	$19.24
Changes during the period:
Vested	(3,799)	35.90
Forfeited	(58,821)	18.88
Outstanding at September 30, 2010	116,892	18.88

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$-	$(5,158)
All other unrealized gains	7,283	11,109
Unrealized holding gains (losses) on derivatives	(5,210)	53
Pension adjustments	(8,039)	(9,515)
Accumulated other comprehensive loss, net of tax	$(5,966)	$(3,511)

Components of comprehensive loss (net of taxes) for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net loss	$(72,544)	$(183,141)	$(248,868)	$(214,954)
Unrealized gain (loss) on investment securities	(646)	7,372	1,332	3,825
Unrealized loss on derivatives	(1,652)	(5,329)	(5,263)	(12,862)
Pension adjustments	516	72	1,476	1,619
Comprehensive loss	$(74,326)	$(181,026)	$(251,323)	$(222,372)

14.  PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Interest cost	$437	$450	$1,311	$1,350
Expected return on assets	(428)	(350)	(1,284)	(1,050)
Amortization of unrecognized loss	514	525	1,542	1,575
Net periodic cost	$523	$625	$1,569	$1,875

The fair values of the defined benefit retirement plan as of September 30, 2010 and December 31, 2009 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2010
Money market accounts	$579	$-	$-	$579
Mutual funds	7,013	-	-	7,013
Government obligations	-	3,413	-	3,413
Common stocks	4,966	-	-	4,966
Preferred stocks	431	-	-	431
Corporate bonds and debentures	-	3,661	-	3,661
Limited partnerships	-	2,148	-	2,148
	$12,989	$9,222	$-	$22,211

December 31, 2009
Money market accounts	$720	$-	$-	$720
Mutual funds	7,850	-	-	7,850
Government obligations	-	3,327	-	3,327
Common stocks	5,180	-	-	5,180
Preferred stocks	223	-	-	223
Corporate bonds and debentures	-	2,538	-	2,538
Limited partnerships	-	2,315	-	2,315
	$13,973	$8,180	$-	$22,153

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$-	$26	$18	$78
Interest cost	108	116	324	348
Amortization of unrecognized transition obligation	4	9	12	27
Amortization of prior service cost	(7)	5	(21)	15
Amortization of unrecognized loss	5	1	15	3
Net periodic cost	$110	$157	$348	$471

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at September 30, 2010 and December 31, 2009 was $167.5 million and $104.6 million, respectively. The $62.9 million increase in our valuation allowance during the first nine months of 2010 was attributable to an increase in our net deferred tax assets resulting from the net operating loss recognized in the first nine months of 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  LOSS PER SHARE

The following table presents the information used to compute basic and diluted loss per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net loss	$(72,544)	$(183,141)	$(248,868)	$(214,954)
Preferred stock dividends and accretion	2,119	2,030	6,289	5,896
Net loss available to common shareholders	$(74,663)	$(185,171)	$(255,157)	$(220,850)

Weighted average shares outstanding - basic and diluted	30,309	29,030	30,295	28,801

Basic and diluted loss per share	$(2.46)	$(6.38)	$(8.42)	$(7.67)

A total of 2,909,760 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2010, as their effect was antidilutive, compared to 2,932,659 for the three and nine months ended September 30, 2009.

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

	September 30, 2010		December 31, 2009
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$72,109	$72,109	$87,897	$87,897
Interest-bearing deposits in other banks	852,306	852,306	400,470	400,470
Investment securities	605,504	605,626	924,359	924,459
Net loans and leases, including loans held for sale	2,204,560	2,146,973	2,920,531	2,928,475
Accrued interest receivable	11,323	11,323	14,588	14,588

Financial liabilities
Deposits:
Noninterest-bearing deposits	590,064	590,064	638,328	638,328
Interest-bearing demand and savings deposits	1,708,055	1,708,055	1,784,211	1,784,211
Time deposits	889,214	892,956	1,146,377	1,147,629
Total deposits	3,187,333	3,191,075	3,568,916	3,570,168
Short-term borrowings	201,674	201,228	242,429	242,476
Long-term debt	616,869	547,824	657,874	608,696
Accrued interest payable (included in other liabilities)	10,006	10,006	8,980	8,980

Off-balance sheet financial instruments
Commitments to extend credit	463,765	2,319	541,825	2,709
Standby letters of credit and financial guarantees written	17,423	131	39,650	297
Interest rate options	159,677	(8)	89,943	(1,161)
Forward interest rate contracts	48,390	(143)	75,162	979
Forward foreign exchange contracts	-	-	2,184	2,187

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2010
Trading securities:
U.S. Government sponsored entities mortgage-backed securities	$22,237	$-	$22,237	$-
Available for sale securities:
U.S. Government sponsored entities debt securities	209,025	-	209,025	-
States and political subdivisions	12,705	-	-	12,705
U.S. Government sponsored entities mortgage-backed securities	357,210	-	357,210	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,012	1,012	-	-
Derivatives:
Interest rate contracts	(151)	-	(151)	-
Total	$602,055	$1,012	$588,321	$12,722

December 31, 2009
Available for sale securities:
U.S. Government sponsored entities debt securities	$207,643	$-	$207,643	$-
States and political subdivisions	51,485	-	37,707	13,778
U.S. Government sponsored entities mortgage-backed securities	613,088	-	613,088	-
Non-agency collateralized mortgage obligations	46,469	-	-	46,469
Other	970	970	-	-
Derivatives:
Interest rate contracts	(182)	-	(182)	-
Total	$919,473	$970	$858,256	$60,247

For the nine months ended September 30, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(1,073)	(1,052)
Realized net losses included in net loss	-	(7,275)
Unrealized net gains included in other comprehensive loss	-	6,222
Sales	-	(44,347)
Balance at September 30, 2010	$12,705	$17

Balance at December 31, 2008	$14,244	$106,091
Principal payments received	(353)	(35,888)
Unrealized net losses included in other comprehensive loss	-	(4,635)
Balance at September 30, 2009	$13,891	$65,568

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2010 and December 31, 2009, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2010
Loans held for sale (1)	$7,083	$-	$7,083	$-
Impaired loans (1)	282,273	-	282,273	-
Other real estate (2)	51,958	-	51,958	-

December 31, 2009
Loans held for sale (1)	$18,161	$-	$18,161	$-
Impaired loans (1)	440,538	-	440,538	-
Goodwill (3)	102,689	-	-	102,689
Other real estate (2)	26,954	-	26,954	-

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.
Fair value is generally based upon independent market prices or appraised values of the collateral.

(3) Represents carrying value subsequent to write-downs for impairment.

In accordance with the provisions of FASB Codification Topic 350, Intangibles—Goodwill and Other, during the first quarter of 2010, the carrying amount of goodwill was considered fully impaired. Accordingly, we recognized a non-cash impairment charge of $102.7 million in the first quarter of 2010 (see Note 8). As of September 30, 2010, we had no goodwill remaining on our consolidated balance sheet.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended September 30, 2010:
Net interest income	$9,868	$17,001	$500	$-	$27,369
Intersegment net interest income (expense)	(6,958)	6,740	773	(555)	-
Provision for loan and lease losses	(64,316)	(15,577)	-	-	(79,893)
Other operating income	228	9,633	1,587	202	11,650
Other operating expense	294	(19,782)	(337)	(11,845)	(31,670)
Administrative and overhead expense allocation	(1,637)	(10,013)	(102)	11,752	-
Income taxes	-	-	-	-	-
Net income (loss)	$(62,521)	$(11,998)	$2,421	$(446)	$(72,544)

Three months ended September 30, 2009:
Net interest income	$20,790	$16,680	$5,982	$-	$43,452
Intersegment net interest income (expense)	(12,337)	14,451	(5,857)	3,743	-
Provision for loan and lease losses	(128,900)	(13,596)	-	-	(142,496)
Other operating income	232	11,948	3,167	92	15,439
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(6,203)	(21,381)	(815)	(11,094)	(39,493)
Administrative and overhead expense allocation	(1,241)	(8,884)	(81)	10,206	-
Income taxes	(11,299)	2,012	(583)	(173)	(10,043)
Net income (loss)	$(138,958)	$(48,770)	$1,813	$2,774	$(183,141)

Nine months ended September 30, 2010:
Net interest income	$35,479	$50,061	$6,094	$-	$91,634
Intersegment net interest income (expense)	(25,170)	24,568	333	269	-
Provision for loan and lease losses	(106,416)	(52,726)	-	-	(159,142)
Other operating income	697	29,283	7,107	64	37,151
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(14,690)	(62,257)	(1,354)	(37,521)	(115,822)
Administrative and overhead expense allocation	(4,047)	(30,270)	(318)	34,635	-
Income taxes	-	-	-	-	-
Net income (loss)	$(114,147)	$(144,030)	$11,862	$(2,553)	$(248,868)

Nine months ended September 30, 2009:
Net interest income	$69,877	$50,608	$15,500	$-	$135,985
Intersegment net interest income (expense)	(38,536)	41,960	(10,883)	7,459	-
Provision for loan and lease losses	(215,100)	(28,470)	-	-	(243,570)
Other operating income	733	34,831	6,156	4,002	45,722
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(20,309)	(65,967)	(2,741)	(33,992)	(123,009)
Administrative and overhead expense allocation	(3,654)	(26,434)	(260)	30,348	-
Income taxes	16,588	6,271	(1,795)	(1,146)	19,918
Net income (loss)	$(190,401)	$(37,201)	$5,977	$6,671	$(214,954)

At September 30, 2010:
Investment securities	$-	$-	$605,504	$-	$605,504
Loans and leases (including loans held for sale)	839,695	1,582,467	-	-	2,422,162
Other	(44,279)	6,887	1,087,139	95,828	1,145,575
Total assets	$795,416	$1,589,354	$1,692,643	$95,828	$4,173,241

At December 31, 2009:
Investment securities	$-	$-	$924,359	$-	$924,359
Loans and leases (including loans held for sale)	1,475,760	1,650,050	-	-	3,125,810
Other	(113,918)	173,935	645,397	113,939	819,353
Total assets	$1,361,842	$1,823,985	$1,569,756	$113,939	$4,869,522

19.  SUBSEQUENT EVENTS

We evaluated the effects of events that have occurred subsequent to September 30, 2010 and identified the following transactions warranting disclosure:

On November 1, 2010, we sold a property with an aggregate carrying value of $12.0 million for total net proceeds of $19.6 million. Accordingly, a gain of $7.6 millon will be recognized in connection with the sale during the fourth quarter of 2010.

On November 4, 2010, we announced that CPF has entered into definitive agreements with affiliates of The Carlyle Group and Anchorage Capital Group, L.L.C. (collectively, the “Lead Investors”) pursuant to which each Lead Investor agreed to invest approximately $98 million in common stock of the Company. This investment is part of an expected aggregate $325 million capital raise by the Company from institutional and other investors. The closing of each Lead Investor’s investment is conditioned upon the Company raising the remaining $130 million from other investors and exchanging its TARP preferred stock for common stock and amending its TARP warrant on specified terms. The closing is further conditioned on, among other things, receipt of requisite regulatory approvals and the Company’s receipt of approval from the NYSE to issue the common stock in the capital raise in reliance on the shareholder approval exception set forth in Section 312.05 of the NYSE listed company manual (or, in the event that the NYSE does not provide such approval, receipt of shareholder approval of the issuance of common stock in the capital raise). The Company also plans to conduct a $20 million rights offering after the closing of the capital raise that will allow current shareholders or their transferees to purchase shares of common stock at the same purchase price per share as the Lead Investors. There is no assurance that we will be able to satisfy all the closing conditions and successfully complete the capital raise.

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

Central Pacific Bank is a full-service community bank with 35 branches and more than 120 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The bank also has a loan production office in California.  As part of our recovery plan, which is described more fully under “—Capital Resources” below, we plan to significantly reduce our exposure to the Mainland.

Recent Events

On November 4, 2010, we announced that CPF has entered into definitive agreements with affiliates of The Carlyle Group and Anchorage Capital Group, L.L.C. (collectively, the “Lead Investors”) pursuant to which each Lead Investor agreed to invest approximately $98 million in common stock of the Company. This investment is part of an expected aggregate $325 million capital raise by the Company from institutional and other investors. The closing of each Lead Investor’s investment is conditioned upon the Company raising the remaining $130 million from other investors and exchanging its TARP preferred stock for common stock and amending its TARP warrant on specified terms. The closing is further conditioned on, among other things, receipt of requisite regulatory approvals and the Company’s receipt of approval from the NYSE to issue the common stock in the capital raise in reliance on the shareholder approval exception set forth in Section 312.05 of the NYSE listed company manual (or, in the event that the NYSE does not provide such approval, receipt of shareholder approval of the issuance of common stock in the capital raise). The Company also plans to conduct a $20 million rights offering after the closing of the capital raise that will allow current shareholders or their transferees to purchase shares of common stock at the same purchase price per share as the Lead Investors. There is no assurance that we will be able to satisfy all the closing conditions and successfully complete the capital raise.

Regulatory Matters

We are under the Consent Order that requires our bank to improve our capital position, asset quality, liquidity and management oversight, among other matters. Specifically, we were required to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. In addition to these capital ratio requirements, we are also required to maintain an adequate allowance for loan and lease losses at all times and systematically reduce our commercial real estate loans, particularly land development and construction loans. We must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp.

While the bank continues to work toward full compliance with the Consent Order, we were not in compliance with a number of requirements, including the leverage and total risk-based capital ratio requirements referred to above. Consistent with our recovery plan, we are actively pursuing initiatives to reduce the capital needs of our bank and continue to make progress in our capital raising efforts as described above. We are also diligently attempting to comply with the remaining provisions of the Consent Order.

In addition to the Consent Order, on July 2, 2010, CPF entered into a Written Agreement (the “Agreement”) with the FRBSF and DFI. For the most part, the Agreement continues and formalizes the terms of the Memorandum of Understanding (“MOU”) that the Company entered into on April 1, 2009 with the FRBSF and DFI, and the Agreement supersedes the MOU in its entirety. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection. The Agreement is included in a Form 8-K which we filed on July 9, 2010, with the U.S. Securities and Exchange Commission.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (the “Allowance”) at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential construction market. In addition, various regulatory agencies, as an integral part of their examination, periodically review our Allowance and may provide input with respect to the methodology or judgments we utilize to estimate the Allowance. After considering these factors, an overall required Allowance is calculated. Based on our estimate of the level of Allowance required, a provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level.

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

While general economic conditions in some of the markets we serve are beginning to show signs of stabilization, conditions remain challenging and may result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance, any of which would require an increase in our Provision. We are unable to accurately predict future changes in the real estate market or its impact on our Provision.

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

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed. As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. As of September 30, 2010, we had no goodwill remaining on our consolidated balance sheet.

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

Financial Summary

During the third quarter of 2010, we reported a net loss of $72.5 million, or $2.46 per diluted share, compared to a net loss of $16.1 million, or $0.60 per diluted share, reported in the second quarter of 2010 and a net loss of $183.1 million, or $6.38 per diluted share, reported in the third quarter of 2009. The net loss for the third quarter of 2010 included a provision for loan and lease losses of $79.9 million, compared to $20.4 million in the second quarter of 2010 and $142.5 million in the third quarter of 2009.  The current quarter’s Provision reflects an increase to the Allowance at September 30, 2010 related to our commercial and residential mortgage portfolios.

The net loss for the first nine months of 2010 was $248.9 million, compared to a net loss of $215.0 million for the comparable prior year period. The net loss recognized for the first nine months of 2010 included a non-cash goodwill impairment charge of $102.7 million.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $23.1 million and $57.3 million for the three and nine months ended September 30, 2010, respectively, and $178.1 million and $179.2 million for the comparable prior year periods.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009

Loss on average assets	(6.84	) %	(13.59	) %	(7.45	) %	(5.26	) %
Loss on average shareholders' equity	(192.08)		(121.43)		(158.00)		(45.71)
Loss on average tangible equity	(226.71)		(172.29)		(217.23)		(63.99)
Basic and diluted loss per common share	$(2.46)		$(6.38)		$(8.42)		$(7.67)

Material Trends

The global and U.S. economies continue to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were partly attributable to various initiatives of the U.S. government. Initiatives such as the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act have thus far helped the financial markets and U.S. economy. Additionally, the FRB implemented a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in 2008 and has kept these rates at those levels through the third quarter of 2010. There is some uncertainty as to how the financial markets and U.S. economy will react once the U.S. government begins to exit the private market or if the FRB begins to tighten its monetary policy.

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

Hawaii’s economy is expected to continue seeing more signs of stabilization for the remainder of 2010 and modest growth in 2011, according to the Hawaii State Department of Business, Economic Development & Tourism (“DBEDT”). Tourism remains Hawaii’s most significant economic driver. DBEDT reported total visitor arrivals and visitor expenditures are expected to post gains of 4.6% and 8.2%, respectively, in 2010 as compared to 2009. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate remained unchanged from June 2010 to September 2010 at 6.3% and Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 9.6%. DBEDT projects real personal income and real gross state product to grow by a modest 0.3% and 1.2%, respectively, in 2010.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 20.4% for single-family homes and 21.4% for condominiums for the nine months ended September 2010 compared to the nine months ended September 2009. The median sales price for single-family homes on Oahu for the nine months ended September 2010 was $599,000, representing an increase of 4.2% from the prior year. The median sales price for condominiums on Oahu for the nine months ended September 2010 remained unchanged from the prior year at $305,000. Expectations from local real estate experts and economists are for the Hawaii real estate market to show improvement during the remainder of 2010, however, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain sectors of our commercial real estate and construction loan portfolios. We ceased commercial real estate lending on the Mainland in April 2008, limited commercial real estate lending in Hawaii starting in January 2009 and have not made any new construction loans in Hawaii since June 2009. In addition, as part of the recovery plan, we continue to look for opportunities to sell certain real estate secured assets both in Hawaii and on the Mainland.

Potential impediments to recovery in the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2010 and 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past.

The California Association of Realtors (“CAR”) reported that September 2010 unit home sales were down 12.2% from the same period a year ago, while the median sales price increased by 4.5% from year ago levels. Labor markets within the state remained weak through the first nine months of 2010 as California’s seasonally adjusted unemployment rate persisted at 12.4% at September 2010 and continues to be well above the national unemployment rate of 9.6%. The California state government’s budget crisis is expected to continue. Having already issued IOUs once before to preserve cash, California’s government faces a $20 billion shortfall and is looking at further cuts in wages, furloughs and government programs.

As we have seen over the past few years, our operating results are significantly impacted by the economy in Hawaii and California and the higher risk nature of our loan portfolio. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to do not improve or continue to deteriorate, our results of operations would be negatively impacted. Credit losses have had a significant negative impact on our capital ratios and if our losses continue and we are not successful in raising substantial new capital, we will be undercapitalized.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2010 and 2009 is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$793,014	0.25%	$510	$166,365	0.25%	$106
Federal funds sold & securities purchased
under agreements to resell	-	-	-	10,978	0.13	3
Taxable investment securities (1)	499,863	3.11	3,888	924,659	4.23	9,770
Tax-exempt investment securities (1)	13,820	8.19	283	93,661	6.15	1,441
Loans and leases, net of unearned income (2)	2,642,538	5.03	33,456	3,672,714	5.26	48,594
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,998,032	3.79	38,137	4,917,174	4.85	59,914
Nonearning assets	244,465			471,748
Total assets	$4,242,497			$5,388,922

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$611,027	0.12%	$181	$553,218	0.26%	$364
Savings and money market deposits	1,062,900	0.49	1,323	1,443,260	0.89	3,250
Time deposits under $100,000	522,688	1.57	2,069	595,792	2.28	3,429
Time deposits $100,000 and over	405,379	1.56	1,597	684,272	1.62	2,789
Short-term borrowings	201,907	0.76	387	257,079	0.22	144
Long-term debt	632,482	3.21	5,112	592,041	4.01	5,982
Total interest-bearing liabilities	3,436,383	1.23	10,669	4,125,662	1.53	15,958
Noninterest-bearing deposits	574,309			587,002
Other liabilities	70,725			62,955
Total liabilities	4,081,417			4,775,619
Shareholders' equity	151,068			603,268
Non-controlling interests	10,012			10,035
Total equity	161,080			613,303
Total liabilities and equity	$4,242,497			$5,388,922

Net interest income			$27,468			$43,956

Net interest margin		2.74%			3.56%

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$679,588	0.26%	$1,307	$79,468	0.20%	$117
Federal funds sold & securities purchased
under agreements to resell	-	-	-	9,552	0.13	9
Taxable investment securities (1)	574,793	3.63	15,647	846,076	4.34	27,562
Tax-exempt investment securities (1)	24,717	7.38	1,368	111,804	5.97	5,006
Loans and leases, net of unearned income (2)	2,836,099	5.02	106,556	3,848,970	5.53	159,317
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	4,163,994	4.01	124,878	4,944,667	5.19	192,011
Nonearning assets	291,438			506,618
Total assets	$4,455,432			$5,451,285

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$609,068	0.15%	$689	$530,928	0.26%	$1,040
Savings and money market deposits	1,094,603	0.54	4,459	1,326,005	0.96	9,527
Time deposits under $100,000	529,807	1.62	6,403	657,852	2.60	12,773
Time deposits $100,000 and over	485,136	1.39	5,052	853,791	1.81	11,558
Short-term borrowings	225,820	0.52	882	169,725	0.33	416
Long-term debt	646,594	3.16	15,280	613,489	4.13	18,960
Total interest-bearing liabilities	3,591,028	1.22	32,765	4,151,790	1.75	54,274
Noninterest-bearing deposits	578,123			585,337
Other liabilities	66,251			77,102
Total liabilities	4,235,402			4,814,229
Shareholders' equity	210,012			627,016
Non-controlling interests	10,018			10,040
Total equity	220,030			637,056
Total liabilities and equity	$4,455,432			$5,451,285

Net interest income			$92,113			$137,737

Net interest margin		2.95%			3.72%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $27.5 million for the third quarter of 2010, decreased by $16.5 million, or 37.5%, from the third quarter of 2009, while taxable-equivalent net interest income for the first nine months of 2010 declined by $45.6 million, or 33.1%, to $92.1 million from the comparable prior year period. The decrease was primarily the result of a significant reduction in average loans and leases and investment securities as we continued our efforts to reduce our credit risk exposure, downsize our balance sheet and improve our liquidity position. The decrease in net interest income also reflects a decline in average yields earned on interest earning assets, which exceeded the decline in average rates paid on our interest-bearing liabilities. The decrease in average yields earned on our interest earning assets was directly attributable to the declining interest rate environment, reductions in our higher yielding commercial real estate loan portfolios, and our decision to maximize liquidity by maintaining significant balances in lower yielding cash and cash equivalent accounts.

Interest Income

Taxable-equivalent interest income of $38.1 million for the third quarter of 2010 decreased by $21.8 million, or 36.3%, from the third quarter of 2009, while taxable-equivalent interest income of $124.9 million for the first nine months of 2010 decreased by $67.1 million, or 35.0%, from the comparable prior year period. The current quarter decrease was primarily attributable to a significant decline in average loans and leases and investment securities and the average yields earned thereon as described above. Average loans and leases decreased by $1.0 billion in the current quarter compared to the third quarter of 2009, contributing to approximately $13.5 million of the current quarter interest income decline, while average yields earned on loans and leases decreased by 23 basis points (“bp”) in the current quarter, resulting in lower interest income of approximately $2.1 million. The $424.8 million decrease in average taxable investment securities in the third quarter of 2010 from the comparable prior year period contributed to $4.5 million of the current quarter decrease, while the 112 bp reduction in average yields earned on taxable investment securities contributed to $2.6 million of the decrease.

Consistent with the above, the year-to-date decrease in taxable-equivalent interest income was primarily attributable to a significant decline in average loans and leases and investment securities and the average yields earned thereon. In addition, higher nonaccrual loan balances further contributed to the year-to-date decrease. During the first nine months of 2010, average loans and leases decreased by $1.0 billion from the first nine months of 2009, reducing interest income by approximately $42.0 million during the period, while average yields earned on loans and leases decreased by 51 bp, resulting in a reduction in interest income of approximately $14.7 million. Average taxable investment securities for the first nine months of 2010 decreased by $271.3 million from the comparable prior year period, contributing to $8.8 million of the year-to-date interest income decrease, while the 71 bp reduction in average yields earned on taxable investment securities contributed to $4.5 million of the interest income decrease.

Interest Expense

Interest expense of $10.7 million for the third quarter of 2010 decreased by $5.3 million, or 33.1%, from the comparable prior year quarter, while interest expense of $32.8 million for the first nine months of 2010 decreased by $21.5 million, or 39.6%, from the comparable prior year period. The decrease in interest expense during the current quarter and first nine months of 2010 was primarily attributable to the overall decline in average rates paid on savings and money market deposits, time deposits and long-term debt, and an overall decrease in average savings and money market and time deposit balances.

The 40 bp decline in average rates on savings and money market deposits contributed to $1.4 million of the current quarter decrease in interest expense, the 71 bp decline in average rates on time deposits under $100,000 contributed to $1.1 million of the current quarter decrease, and the 80 bp decline on average rates on long-term debt contributed to $1.2 million of the current quarter decrease. Additionally, the overall decrease in average balances of savings and money market and all time deposits also resulted in a decrease in interest expense of $0.8 million and $1.5 million, respectively, during the current quarter.

For the first nine months of 2010, interest expense decreased by $21.5 million, or 39.6%, from the first nine months of 2009. The 42 bp decline in average rates on savings and money market deposits contributed to $4.2 million of the decrease in interest expense, declines of 98 bp and 42 bp in average rates on time deposits under $100,000 and time deposits $100,000 and over contributed to $4.8 million and $2.7 million, respectively, of the decrease in interest expense, and the 97 bp decline on average rates on long-term debt contributed to $4.5 million of the decrease in interest expense from the comparable prior year period. Additionally, the overall decrease in average balances of savings and money market and all time deposits also resulted in a decrease in interest expense of $1.7 million and $7.5 million, respectively, compared to the first nine months of 2009.

Net Interest Margin

Our net interest margin was 2.74% for the third quarter of 2010, compared to 3.56% for the third quarter of 2009, while our net interest margin for the first nine months of 2010 was 2.95%, compared to 3.72% for the comparable prior year period. As described above, the sequential-quarter and year-over-year compression in our net interest margin was attributable to lower yields on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate loan portfolio to improve our credit risk profile and our efforts to maximize balance sheet liquidity by maintaining elevated levels of lower yielding cash and cash equivalent accounts. Additionally, in conjunction with our recovery plan, we sold available for sale securities for gross proceeds of $439.4 million during the latter part of March 2010. Because a significant amount of these proceeds were held as cash and cash equivalents throughout the second and third quarters, our net interest margin for the third quarter and first nine months of 2010 was adversely impacted by these securities sales.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,901	$8,377
Real estate:
Construction	245,675	362,557
Mortgage-residential	45,936	55,603
Mortgage-commercial	25,102	45,847
Leases	97	466
Total nonaccrual loans	320,711	472,850
Other real estate	51,958	26,954
Total nonperforming assets	372,669	499,804

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	98	-
Real estate:
Construction	240	228
Mortgage-residential	580	2,680
Consumer	209	232
Leases	-	152
Total accruing loans delinquent for 90 days or more	1,127	3,292

Restructured loans still accruing interest:
Real estate:
Construction	-	2,745
Mortgage-residential	13,335	3,565
Consumer	334	-
Total restructured loans still accruing interest	13,669	6,310

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$387,465	$509,406

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	15.06%	15.85%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for
sale and other real estate	15.11%	15.96%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	15.66%	16.16%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $372.7 million at September 30, 2010, compared to $499.8 million at December 31, 2009. The decrease from fiscal 2009 was primarily attributable to sales of loans and foreclosed properties of $113.9 million, paydowns of $109.5 million and charge-offs and write-downs of $102.6 million. Offsetting these decreases were the following significant additions to nonperforming assets: Hawaii construction and development loans totaling $93.3 million, Mainland construction and development loans totaling $40.7 million, Hawaii residential mortgage loans totaling $27.2 million, Mainland commercial mortgage loans totaling $22.3 million, and Hawaii commercial mortgage loans totaling $17.7 million.

Restructured loans included in nonperforming assets at September 30, 2010 consisted of 10 Hawaii construction and commercial real estate loans with a combined principal balance of $37.8 million, four Mainland construction and commercial real estate loans with a combined principal balance of $8.2 million, and 62 Hawaii residential mortgage loans with a combined principal balance of $24.7 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $13.7 million of restructured loans still accruing interest at September 30, 2010, including one residential mortgage loan of $58 thousand that was more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$201,959	$166,071	$205,279	$119,878

Provision for loan and lease losses	79,893	142,496	159,142	243,570

Charge-offs:
Commercial, financial and agricultural	963	11,830	6,944	17,712
Real estate:
Construction	52,481	73,253	101,255	113,887
Mortgage-residential	4,122	8,682	19,345	13,589
Mortgage-commercial	20,819	7,736	40,011	10,111
Consumer	662	1,256	2,201	3,216
Leases	-	1,396	1	1,396
Total charge-offs	79,047	104,153	169,757	159,911

Recoveries:
Commercial, financial and agricultural	277	142	2,017	284
Real estate:
Construction	6,018	-	11,626	53
Mortgage-residential	143	4	218	58
Mortgage-commercial	8,010	2	8,024	7
Consumer	302	352	965	975
Leases	47	-	88	-
Total recoveries	14,797	500	22,938	1,377

Net charge-offs	64,250	103,653	146,819	158,534

Balance at end of period	$217,602	$204,914	$217,602	$204,914

Annualized ratio of net charge-offs to average loans	9.73%	11.29%	6.90%	5.49%

Our Allowance at September 30, 2010 totaled $217.6 million, an increase of $12.3 million, or 6.0%, from year-end 2009. The increase in our Allowance was a direct result of the $159.1 million Provision recognized during the first nine months of 2010, offset by $146.8 million in net loan charge-offs during the nine-month period, concentrated primarily on loans with direct exposure to the construction and commercial real estate markets in California and Hawaii.

Our Provision was $79.9 million during the third quarter of 2010, compared to $20.4 million in the second quarter of 2010 and $142.5 million in the third quarter of 2009.

As previously discussed, the current quarter’s Provision reflects an increase to the Allowance related to our commercial and residential mortgage loan portfolios at September 30, 2010. During the quarter, we adjusted the general reserve factors used to calculate the Allowance for our commercial mortgage portfolios both in Hawaii and on the Mainland, as well as our residential mortgage loan portfolio, including the owner occupied, investor, and home equity segments. Our decision to increase the general reserves established for these loan categories were made after considering various quantitative and qualitative factors. These considerations included, but were not limited to, our recent loss history, a revised assessment of projected national and local economic and market conditions, the potential negative impact that the weak commercial and residential real estate markets may have on these portfolios, and input from our regulators. The application of higher general reserve factors resulted in an increase to the Allowance attributable to our residential mortgage and commercial mortgage portfolios of $20.6 million and $17.3 million, respectively.

At September 30, 2010, our Allowance as a percentage of our total loan portfolio increased significantly from 6.75% at December 31, 2009 to 9.19% at September 30, 2010. Similarly, our Allowance as a percentage of our nonperforming assets also increased significantly from 41.07% at December 31, 2009 to 58.39% at September 30, 2010.

Despite the sequential quarter decrease in our nonperforming assets and our belief that we have begun to see initial signs of stabilization in the overall economy and the commercial real estate markets in Hawaii and on the Mainland, the increase to both of these ratios was deemed appropriate to reflect the potential risk still inherent in our loan portfolio as evidenced by the increased charge-off activity that we experienced during the third quarter of 2010, the fact that we continue to experience downward, albeit slower, negative credit migration, and to consider the risk of further declines in property values securing our commercial and residential mortgage loans.

Various regulatory agencies periodically perform independent reviews of our Allowance and our Allowance methodology. Because we remain under a Consent Order, these agencies may require us to increase our Allowance based on their judgments about information available to them at the time of their examination.

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

Other Operating Income

Total other operating income of $11.7 million for the third quarter of 2010 decreased by $3.8 million, or 24.5%, from the third quarter of 2009. The decrease was primarily due to a non-cash gain related to the ineffective portion of a cash flow hedge of $1.3 million recorded in the year-ago quarter, lower service charges on deposit accounts of $1.3 million, lower gains on sales of residential mortgage loans of $1.0 million as refinance activity has declined from the prior year, and lower income from bank-owned life insurance of $0.5 million. These decreases were partially offset by higher loan servicing fees of $0.7 million.

For the nine months ended September 30, 2010, total other operating income of $37.2 million decreased by $8.6 million, or 18.7%, over the comparable prior year period. The decrease was primarily due to lower net gains on sales of residential mortgage loans of $6.3 million, lower service charges on deposit accounts of $2.6 million, and a $3.6 million gain related to the sale of a parcel of land and $3.4 million in non-cash gains related to the ineffective portion of a cash flow hedge recorded in the first nine months of 2009. These decreases were partially offset by higher unrealized gains on outstanding interest rate locks of $3.2 million and an OTTI charge on three non-agency collateralized mortgage obligations of $2.6 million recorded in the first nine months of 2009.

Other Operating Expense

Total other operating expense for the third quarter of 2010 was $31.7 million, compared to $89.5 million in the third quarter of 2009. The decrease was primarily attributable to the $50.0 million non-cash goodwill impairment charge recorded in the third quarter of 2009, and decreases in credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) and salaries and employee benefits of $6.3 million and $2.2 million, respectively.

For the nine months ended September 30, 2010, other operating expense of $218.5 million increased by $45.5 million, or 26.3%, over the comparable prior year period. The increase was primarily due to a higher non-cash goodwill impairment charge of $102.7 million recorded in the first nine months of 2010 compared to the $50.0 million non-cash goodwill impairment charge recorded in the first nine months of 2009 and an increase in legal and professional services of $5.8 million, partially offset by reductions in salaries and employee benefits of $6.9 million and lower credit-related charges of $5.7 million.

Income Taxes

In third quarter of 2009, we established a full valuation allowance against our net DTAs. The establishment of the valuation allowance was based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings. At September 30, 2010, our valuation allowance totaled $167.5 million, compared to $104.6 million at December 31, 2009.

As a result of the establishment of the valuation allowance, our effective tax rate was 0% during the third quarter and first nine months of 2010 as we did not recognize any income tax benefit. During the third quarter of 2009, our effective tax rate was -5.8% and we recognized an income tax expense of $10.0 million. During the first nine months of 2009, our effective tax rate was 8.5% and we recognized an income tax benefit of $19.9 million. The effective tax rate for the third quarter and first nine months of 2009 was impacted by a non-cash charge related to the establishment of a valuation allowance of $61.4 million against our net DTAs as described above, the settlement of a state tax contingency in the first quarter of 2009 which provided a tax benefit of $2.2 million, as well as the disproportionate recognition of federal and state tax credits and the generation of tax-exempt income. The Company earns a tax benefit from tax credits and tax exempt income irrespective of the level of pre-tax income. This results in a favorable impact to our overall effective tax rate during periods in which the Company is near break-even or experiencing a pre-tax loss.

Financial Condition

Total assets at September 30, 2010 were $4.2 billion, compared to $4.9 billion at December 31, 2009.

Loans and Leases

Loans and leases, net of unearned income, of $2.4 billion at September 30, 2010, decreased by $674.7 million, or 22.2%, from December 31, 2009. The decrease was primarily due to a reduction in the Mainland loan portfolio totaling $339.6 million and a reduction in the Hawaii construction and commercial real estate loan portfolio totaling $245.6 million. The decreases in these portfolios reflect a sale of Mainland commercial real estate and construction loans in September 2010 with an aggregate book value of $124.1 million, of which $41.2 million were nonperforming at the time of the sale, $56.6 million in additional loan sales, transfers to loans held for sale totaling $39.6 million, transfers to other real estate owned totaling $44.3 million, as well as net charge-offs of $146.8 million and paydowns of $276.6 million.

Construction and Development Loans

At September 30, 2010, the construction and development loan portfolio (excluding owner-occupied loans) totaled $454.5 million, or 19.2% of the total loan portfolio. Of this amount, $331.0 million were located in Hawaii and $123.5 million were located on the Mainland. This portfolio decreased by $366.9 million from December 31, 2009.

The allowance for loan and lease losses allocated for these loans was $87.5 million at September 30, 2010, or 19.2% of the total outstanding balance. Of this amount, $65.3 million related to construction and development loans in Hawaii and $22.2 million related to construction and development loans on the Mainland.

Nonperforming construction and development assets in Hawaii totaled $201.2 million at September 30, 2010, or 4.8% of total assets. At September 30, 2010, this balance was comprised of portfolio loans totaling $183.9 million and foreclosed properties totaling $17.3 million. Nonperforming assets related to this sector totaled $268.6 million at December 31, 2009.

Nonperforming construction and development assets on the Mainland totaled $89.9 million at September 30, 2010, or 2.2% of total assets. At September 30, 2010, this balance was comprised of portfolio loans totaling $60.0 million and foreclosed properties totaling $29.9 million. Nonperforming assets related to this sector totaled $143.8 million at December 31, 2009.

Deposits

Total deposits of $3.2 billion at September 30, 2010 reflected a decrease of $381.6 million, or 10.7%, from December 31, 2009. The decrease was primarily attributable to a $257.2 million decrease in time deposits, largely due to a planned reduction in government owned accounts as part of our recovery plan initiative to downsize our bank. Besides the decrease in time deposits, noninterest-bearing demand deposits and savings and money market deposits also decreased during the first nine months of 2010 by $48.3 million and $119.6 million, respectively. Interest-bearing demand deposits increased during the first nine months of 2010 by $43.4 million. Core deposits, which we define to be demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.8 billion at September 30, 2010 and decreased by $149.5 million from December 31, 2009.

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $80.5 million at September 30, 2010, compared to $336.0 million at December 31, 2009. The decline in total shareholders’ equity was the result of continued operating losses primarily driven by increased credit costs and the aforementioned goodwill impairment charge.

Total shareholders’ equity includes $130.1 million of TARP Preferred Stock issued in connection with our participation in the U.S. Treasury’s TARP Capital Purchase Program. The TARP Preferred Stock qualifies as a component of Tier 1 capital. We began deferring dividend payments on the TARP Preferred Stock in the third quarter of 2009 and accrued dividends on our outstanding TARP Preferred Stock was $9.6 million at September 30, 2010.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at five consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At September 30, 2010, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $4.2 million.

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

In addition to seeking to raise capital externally, key elements of the recovery plan include, but are not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries,

•	Shrinking the bank’s balance sheet, including through the sale of pledged securities and reducing public deposits and repurchase positions,

•	Reducing the bank’s loan portfolio through paydowns, restructurings, and note sales, and

•	Lowering operating costs.

To monitor the execution of the recovery plan and our capital raising efforts, our Board formed a Recovery Committee in March 2010.

To date, we have executed the following as part of this plan:

•	Reduced our nonperforming assets from $499.8 million at December 31, 2009 to $372.7 million at September 30, 2010.

•
Sold investment securities totaling $462.6 million at a net gain of $1.1 million, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 14.5% at September 30, 2010.

•
Reduced our credit risk exposure in the non-agency MBS and municipal securities portfolios by $52.7 million and $37.7 million, respectively. Our remaining exposure in the non-agency MBS and municipal securities portfolios as of September 30, 2010 were $17 thousand and $0.5 million, respectively.

•
Reduced our total loan and lease portfolio to $2.4 billion at September 30, 2010 from $3.0 billion at December 31, 2009. During the third quarter of 2010, we completed a sale of Mainland commercial real estate and construction loans with an aggregate book value of $124.1 million, of which $41.2 million were nonperforming at the time of the sale.

•
Maintained an Allowance adequate to cover credit losses inherent in the loan portfolio as of September 30, 2010. Our Allowance as a percentage of total loans increased to 9.19% at September 30, 2010 from 6.75% at December 31, 2009. Our Allowance as a percentage of nonperforming assets increased to 58.39% at September 30, 2010 from 41.07% at December 31, 2009.

•	Improved our liquidity position with cash and cash equivalents totaling $924.4 million at September 30, 2010, compared to $488.4 million at December 31, 2009.

•	Made progress with our previously announced plans to significantly reduce our exposure to the Mainland market by closing two California loan production offices.

•
Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

The actions described above are designed to reduce our capital needs over time by reducing our credit risk exposure and establishing a more streamlined and focused organization with a reduced infrastructure, while we continue to seek new capital. However, there is no assurance that we will be able to successfully implement this recovery plan or that the elements contemplated by the recovery plan are sufficient to ensure that we will continue operating as a going concern. Receipt of a substantial amount of new capital is critical to our recovery. Without this new capital on a timely basis, we will likely experience further regulatory action, including the possibility of being placed in receivership. This would result in the Company’s loss of ownership of the bank or its assets, which is likely to result in a loss of the entire value of our common stock. While we have entered into investment agreements with two Lead Investors as described under “—Recent Events” above, there is no assurance that we will be able to satisfy all the closing conditions in the investment agreements and successfully complete the capital raise.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. All of the funds CPF received from the sale of the TARP Preferred Stock have been contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on the TARP Preferred Stock and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. CPF has limited capital resources to meet these obligations. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs; however, as a Hawaii state-chartered bank, it is prohibited from declaring or paying dividends greater than its retained earnings. As of September 30, 2010, the bank had an accumulated deficit of $483.3 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends; therefore, we do not anticipate receiving dividends from the bank in the foreseeable future.

As of September 30, 2010, on a stand alone basis, CPF had approximately $4.0 million of cash available to meet its ongoing obligations. Assuming CPF is able to control its operating expenditures within normal levels, it continues to defer payments on its trust preferred securities and dividends on its TARP Preferred Stock, and there are no unanticipated cash requirements, we believe CPF will be able to meet its normally expected expense obligations through the end of 2010. However, during the first half of 2011, CPF may require additional funds in order to continue meeting its financial obligations. While we have entered into investment agreements with two Lead Investors as described under “—Recent Events” above, there is no assurance that we will be able to satisfy all the closing conditions in the investment agreements and successfully complete the capital raise on a timely basis or at all. Sources of funds that may be available to CPF include the sale of equity securities or borrowing. Given our efforts to obtain additional capital, in the short term, the sale of equity securities other than through a recapitalization may not be practical. It is unclear whether CPF may be able to borrow funds from third parties without credit support from the bank, which may not be available. CPF cannot incur additional indebtedness without the advance approval of the FRBSF and DFI. If CPF is not able to raise additional capital to meet its cash needs, management will seek approval from its regulators to obtain temporary financial support from the bank. No agreement as to any such support has yet been obtained. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt in the future to allow it to continue to meet its financial obligations when its current available cash is depleted.

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

The following table sets forth the Company’s capital ratios, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. In addition, FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital and total risk-based capital ratios were below the levels required for a “well capitalized” regulatory designation. In addition, as of the date of this filing, the bank was subject to, and was not in compliance with, the capital directive in the Consent Order which requires that it achieve and maintain a leverage capital ratio of at least 10% and a total risk-based capital ratio of at least 12% by March 31, 2010. We are uncertain when, or if, we will be able to meet these capital ratio requirements. While the $325 million capital raise contemplated by the investment agreements with the Lead Investors would be sufficient to raise our capital to meet these capital ratio requirements as of September 30, 2010, there is no assurance that we will be able to satisfy all the closing conditions in the investment agreements and successfully complete the capital raise.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At September 30, 2010:
Leverage capital	$185,287	4.4%	$168,710	4.0%	$210,887	5.0%
Tier 1 risk-based capital	185,287	7.2	102,520	4.0	153,779	6.0
Total risk-based capital	219,702	8.6	205,039	8.0	256,299	10.0

At December 31, 2009:
Leverage capital	$334,309	6.8%	$196,478	4.0%	$245,597	5.0%
Tier 1 risk-based capital	334,309	9.6	139,064	4.0	208,596	6.0
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0

Central Pacific Bank
At September 30, 2010:
Leverage capital	$197,001	4.7%	$168,657	4.0%	$210,821	5.0%
Tier 1 risk-based capital	197,001	7.7	102,474	4.0	153,711	6.0
Total risk-based capital	231,391	9.0	204,947	8.0	256,184	10.0

At December 31, 2009:
Leverage capital	$334,193	6.8%	$196,273	4.0%	$245,342	5.0%
Tier 1 risk-based capital	334,193	9.6	138,976	4.0	208,464	6.0
Total risk-based capital	379,705	10.9	277,953	8.0	347,441	10.0

Liquidity and Borrowing Arrangements

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to ensure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources by maintaining core deposits and decreasing our loan-to-deposit ratio to 74.3% at September 30, 2010 from 85.2% at December 31, 2009, as well as liquidating $462.6 million of investment securities in the first nine months of 2010. Furthermore, we also intend to pursue the possibility of additional loan sales (both individually and in bulk), however, no formal plan has been finalized and specific loans have not yet been identified for sale.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements, federal funds borrowings and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these alternative funding sources, access to these sources is not guaranteed due to the current volatile market conditions, our financial position, and the terms of the respective agreements with such sources, as discussed below.

The bank is a member of and maintained a $983.8 million line of credit with the FHLB as of September 30, 2010. Short-term and long-term borrowings under this arrangement totaled $200.0 million and $508.3 million at September 30, 2010, respectively, compared to $549.6 million of long-term borrowings at December 31, 2009. The bank has maintained the $200.0 million in short-term borrowings since March 2010. There were no short-term borrowings under this arrangement at December 31, 2009. FHLB advances outstanding at September 30, 2010 were secured by interest-bearing deposits at the FHLB of $0.2 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $443.9 million and certain real estate loans totaling $601.0 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $275.5 million was undrawn under this arrangement at September 30, 2010. However, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement or take action against the assets securing these borrowings.

The bank also maintained a $112.9 million line of credit with the Federal Reserve discount window as of September 30, 2010. There were no borrowings under this arrangement at September 30, 2010 and December 31, 2009. As of September 30, 2010, advances under this arrangement are secured by certain real estate loans totaling $241.9 million. At September 30, 2010, the entire $112.9 million was potentially available to the bank for future borrowings; however, the Federal Reserve has the right to decline to make advances under this line of credit. At September 30, 2010, the bank was not eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings.

At December 31, 2009, short-term borrowings consisted primarily of $239.7 million in securities sold under agreement to repurchase with government entities. In March 2010, as part of the recovery plan initiative to shrink the balance sheet, all securities sold under agreement to repurchase were paid-off and closed. The balance of securities sold under agreement to repurchase has remained at zero from March 31, 2010 through September 30, 2010.

Our liquidity may be negatively impacted by an inability to access the capital markets or by unforeseen demands on cash. Over the past few years, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through the first nine months of 2010, making it significantly more difficult for financial institutions to obtain funds by selling loans in the secondary market or through borrowings. In addition, our ability to access capital markets has been and will continue to be impacted by our significant losses, the anticipated continued deterioration in our loan portfolio through 2010, the requirements of the Consent Order, lower credit ratings and our capital structure. Our liquidity may be further strained if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or questions as to our ability to continue as a going concern.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to further reduce our loan portfolio, improve our risk profile, increase our regulatory capital ratios, raise additional capital, and comply with the provisions of the Consent Order. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by further weakness in the financial markets and industry-wide reductions in liquidity.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2010 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Central Pacific Financial Corp. is subject to the Agreement with the FRBSF and DFI dated July 2, 2010, which supersedes the MOU dated April 1, 2009 in its entirety with such regulators. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The Agreement requires that the Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection.

As of the date of this filing, we were not in compliance with a number of requirements of the Consent Order, including the leverage and total risk-based capital ratio requirements of 10.0% and 12.0%, respectively. As of September 30, 2010 we would have required $224.9 million of additional capital to be in compliance with such ratios. A change in the financial condition of the bank after September 30, 2010 would change the amount of capital required to comply with these ratios. While the $325 million capital raise contemplated by the investment agreements with the Lead Investors would be sufficient to raise our capital to meet these capital ratio requirements as of September 30, 2010, there is no assurance that we will be able to satisfy all the closing conditions in the investment agreements and successfully complete the capital raise. We must raise substantial additional capital in order to remain in business. If we fail to consummate the capital raise or suffer a continued deterioration in our financial condition, we may be subject to additional limitations on our business and additional regulatory actions. Possible enforcement actions against us include the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, a federal conservatorship or receivership for the bank, a sale or transfer of bank assets, the termination of insurance for deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. If these events occur, Central Pacific Financial Corp. would likely suffer a complete loss of the value of its ownership interest in the bank and our shareholders would likely suffer a complete loss of the value of their shares.

The proposed investment by the two Lead Investors are subject to numerous conditions which may not be satisfied.

The investments contemplated by the definitive agreements with the Lead Investors are subject to numerous conditions, many of which are outside of our control and may not be satisfied. The closing of each Lead Investor’s investment is conditioned upon the Company raising the remaining $130 million (of an expected aggregate $325 million capital raise) from other investors and exchanging its TARP preferred stock for common stock and amending its TARP warrant on specified terms. We may not secure sufficient investments from other investors to meet the remaining $130 million due to our financial condition, market conditions or otherwise. While the Company is in discussions with the Treasury regarding the terms of the exchange of its TARP preferred stock, there is no assurance that the Treasury will agree to the terms of the exchange or, if the terms are modified to be acceptable to the Treasury, that such modified terms will be acceptable to the Lead Investors. The closing is further conditioned on, among other things, receipt of requisite regulatory approvals and the Company’s receipt of approval from the NYSE to issue the common stock in the capital raise in reliance on the shareholder approval exception set forth in Section 312.05 of the NYSE listed company manual (or, in the event that the NYSE does not provide such approval, receipt of shareholder approval of the issuance of common stock in the capital raise). We cannot assure you that these conditions will be satisfied timely or at all. If we fail to consummate the capital raise, we may not be able to continue as a going concern, we may file for bankruptcy and the bank may be placed into FDIC receivership.

Raising additional capital would substantially dilute existing shareholders and will likely have an adverse affect on the market price of our common stock.

As described above, we need to raise a substantial amount of capital to meet the capital directives of the Consent Order and to ensure that we continue as a going concern and have entered into definitive agreements with two Lead Investors. If we successfully consummate the planned $325 million capital raise, the ownership interest of current investors and our earnings per share will be substantially diluted. As a result of the potential sale of a large number of common shares and given the fact that we would need to issue these shares at prices significantly less than their recent trading price, the market price of our common stock could decline significantly and current shareholders would have only a minimal stake in our Company.

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

Our Allowance may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During the first nine months of 2010, our Provision amounted to $159.1 million, compared to $348.8 million in 2009 and $171.7 million in 2008. Our current Allowance may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the Allowance;

•	Results of examinations of our loan portfolios by regulatory agencies; and

•	Management’s internal review of the loan portfolio.

In determining the size of the Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Consent Order. If our assumptions prove to be incorrect, our current Allowance may not be sufficient. Because of the uncertainty in the economy and volatility in the credit and real estate markets, we made significant adjustments to our Allowance starting in 2008. In 2009 and thus far through 2010, we continued to make significant additional adjustments to our Allowance due to our high concentration of commercial real estate and construction loans, as well as the ongoing economic downturn and the deterioration in the Hawaii and California real estate markets. We may need to make additional adjustments in our Allowance for the remainder of 2010, and possibly beyond, due to the anticipated ongoing deterioration in the local and national real estate markets and economies.

In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our Allowance and may communicate with us concerning the methodology or judgments that we have raised in determining the Allowance. As a result of this input, we may be required to assign different grades to specific credits, increase our Provision, and/or recognize further loan charge-offs. Specifically, the Consent Order requires the bank to maintain an adequate allowance for loan and lease losses at all times. During the third quarter of 2010, we increased our Allowance related to our commercial and residential mortgage portfolios after considering various factors, including input from our regulators. To ensure that we maintain an adequate Allowance at all times in accordance with the Consent Order, we may be required to record additional adjustments based on information available to our regulators at the time of their examinations. Any further increase in our Allowance or loan charge-offs could have a material adverse effect on our results of operations.

CPF has limited cash resources.

As of September 30, 2010, on a stand alone basis, CPF had approximately $4.0 million of cash available to meet its ongoing obligations. Assuming CPF is able to control its operating expenditures within normal levels, it continues to defer payments on its trust preferred securities and dividends on its TARP Preferred Stock, and there are no unanticipated cash requirements, we believe CPF will be able to meet its normally expected expense obligations through the end of 2010. However, during the first half of 2011, CPF may require additional funds in order to continue meeting its financial obligations. While we have entered into investment agreements with two Lead Investors as described above, there is no assurance that we will be able to satisfy all the closing conditions in the investment agreements and successfully complete the capital raise on a timely basis or at all. Sources of funds that may be available to CPF include the sale of equity securities or borrowing. Given the Company's efforts to obtain additional capital, in the short term, the sale of equity securities other than through a recapitalization may not be practical. It is unclear whether CPF may be able to borrow funds from third parties without credit support from the bank, which may not be available. CPF cannot incur additional indebtedness without the advance approval of the FRBSF and DFI. If CPF is not able to raise additional capital to meet its cash needs, management will seek approval from its regulators to obtain temporary financial support from the bank. No agreement as to any such support has yet been obtained. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt to allow it to continue to meet its financial obligations when its current available cash is depleted. If CPF cannot obtain funds to meet its obligations, it would be required to curtail its operations, including its efforts to obtain additional capital, and may have to consider liquidation, a sale of the bank, or other actions to deal with its obligations. If this were to occur, it is likely that the shareholders of CPF would suffer a loss of their entire investment in the Company.

The FHLB has entered into a consent order with the Federal Housing Finance Agency. If our investment in the FHLB is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholder’s equity could decrease.

We own stock in the FHLB. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost and fair value of our FHLB stock was $48.8 million as of September 30, 2010.

On October 25, 2010, the FHLB entered into a consent order with the Federal Housing Finance Agency (the “FHFA”), which requires the FHLB to take certain specified actions related to its business and operations. Following the filing of the FHLB’s second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission, and once the FHLB reaches and maintains certain thresholds, the bank may begin repurchasing member capital stock at par. Further, the FHLB may again be in position to redeem certain capital stock from members and begin paying dividends once the FHLB:

•	achieves and maintains certain other financial and operational metrics;

•
remediates certain concerns regarding its oversight and management, asset improvement program, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	returns to a “safe and sound” condition as determined by the FHFA.

Any stock repurchases, redemptions and dividend payments will be subject to FHFA approval. There continues to be a risk that the FHLB may not be permitted to redeem capital stock from members and begin paying dividends in the future, and that our investment in FHLB stock could be impaired at some time in the future. If this occurs, our earnings and stockholders’ equity would be negatively impacted.

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

On June 23, 2010, we received regulatory approval for the appointment of John C. Dean as Executive Chairman of the Board of Central Pacific Financial Corp. and Central Pacific Bank from the FDIC, FRB, and DFI. On August 23, 2010, we received regulatory approval for the appointment of Lawrence D. Rodriguez as Chief Financial Officer of Central Pacific Financial Corp. and Central Pacific Bank from the FDIC, FRB, and DFI. In June 2010, we hired R. William Wilson as Executive Vice President of Special Credits to assist us with the reduction of problem assets and other credit risk management functions. As of the date of this filing, we are operating without a named Chief Executive Officer and Chief Credit Officer and are unable to determine when, or if, we will be able to fill these positions. Mr. Dean is currently serving as the acting Chief Executive Officer and Chief Credit Officer for the Company.

The recent turnover in key positions in our finance and credit departments could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated by management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and depend on the sufficiency of the personnel involved in those functions. There has been recent turnover in key positions in our finance and credit departments as part of the implementation of our recovery plan. The fact that we have new finance and credit personnel could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 5, 2010	/s/ John C. Dean
John C. Dean
Executive Chairman

/s/ Lawrence D. Rodriguez
Lawrence D. Rodriguez
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