Form 10-K
period 2010-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2011-02-09
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $42,804,000. As of February 3, 2011, the number of shares of common stock of the registrant outstanding was 1,527,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART 1

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to our proposed recapitalization, regulatory actions, business plans, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•                  the effect of and our failure to timely comply with all of the requirements of the Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”), the Written Agreement (the “FRB Agreement “) with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI, the contemplated Memorandum of Understanding with the FDIC and the DFI (the “MOU”) described below and any further regulatory actions;

•                  our ability to complete the planned recapitalization of the Company including the $325 million capital raise through a private placement offering (the “Private Placement”);

•                  our ability to execute on our recovery plan;

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

•                  the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), other regulatory reform, including but not limited to government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions;

•                  the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•                  our ability to operate as a going concern and the potential adverse reaction of our customers, employees, vendors, and community;

•                  the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”);

•                  inflation, interest rate, securities market and monetary fluctuations;

•                  movements in interest rates;

•                  negative trends in our market capitalization and adverse changes in the price of the Company’s common shares;

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

Through our bank and its subsidiaries, we offer full-service commercial banking with 34 bank branches and 120 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 27 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and one branch on the island of Kauai. We also have an office in California. As part of our recovery plan, we are no longer originating new loans on the mainland and this office is solely focused on servicing our existing mainland lending relationships. Our bank’s deposits are insured by the FDIC up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies on a foundation of locally generated deposits. For financial reporting purposes, we have the following four reportable segments: (1) Commercial Real Estate, (2) Hawaii Market, (3) Treasury, and (4) Other. For further information about our reporting segments, including information about the assets and operating results of each, see “Note 26 – Segment Information” in the accompanying consolidated financial statements.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See “—Supervision and Regulation—Regulatory Agencies” below for information about the Consent Order, FRB Agreement and the contemplated MOU to which we are subject and the remainder of “—Supervision and Regulation” below for other information about the regulation of our holding company and bank.

On June 23, 2010, we received regulatory approval for the appointment of John C. Dean as Executive Chairman of the Board of CPF and the bank from the FDIC, FRB, and DFI. On August 23, 2010, we received regulatory approval for the appointment of Lawrence D. Rodriguez as Chief Financial Officer of CPF and the bank from the FDIC, FRB, and DFI. In June 2010, we hired R. William Wilson as Executive Vice President of Special Credits to assist us with the reduction of problem assets and other credit risk management functions. On November 23, 2010, we appointed A. Catherine Ngo as Chief Administrative Officer and Executive Vice President of the Company and the bank. Currently, we are operating without a named Chief Executive Officer and Chief Credit Officer. Mr. Dean is currently serving as the acting Chief Executive Officer and Chief Credit Officer for the Company.

Since December 2009, our bank has been subject to the Consent Order that requires our bank to improve our capital position, asset quality, liquidity and management oversight, among other matters. Specifically, we were required to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. In addition to these capital ratio requirements, we are also required to maintain an adequate allowance for loan and lease losses at all times and systematically reduce our commercial real estate loans, particularly land development and construction loans. We must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp.

During the past three months, we completed a number of key milestones as we pursued our previously announced plans to raise $325 million of new capital through the Private Placement. We entered into definitive agreements in November 2010 (which were later amended) with affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C (“Anchorage” and, together with Carlyle, the “Lead Investors”) pursuant to which each lead investor agreed to invest approximately $98.6 million in our common stock at a purchase price of $10.00 per share (after giving effect to the reverse stock split referred to below). In December 2010, we entered into separate subscription agreements with additional investors, including certain of our directors and officers and their affiliates, pursuant to which the additional investors have agreed to invest an aggregate of approximately $127.8 million in our common stock, which together with the investments of the Lead Investors, would aggregate to the $325 million of new capital that we are seeking, at a purchase price of $10.00 per share (after giving effect to the reverse stock split). We expect to enter into additional subscription agreements and amendments to the investment agreements and certain existing subscription agreements to finalize allocations of the $325 million capital raise in anticipation of satisfying all closing conditions. As a result of these amendments and new subscription agreements, we expect that each lead investor will be investing approximately $94.6 million and the other investors will invest the remaining amount of approximately $135.8 million.

In December 2010, the U.S. Treasury (the “Treasury”) agreed to exchange our Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”) purchased by the Treasury under the Troubled Assets Relief Program (“TARP”) and accrued and unpaid dividends thereon for approximately $56.1 million in our common stock (the “TARP Exchange”), subject to the execution of a definitive exchange agreement. The number of shares in the TARP Exchange will be based on the same per share purchase price as payable by the Lead Investors and the additional investors in the Private Placement. The Company and Treasury also agreed to amend the ten-year warrant to purchase shares of common stock (the “TARP Warrant”) issued to the Treasury in connection with the Treasury’s investment in the TARP Preferred Stock to, among other things, reduce the exercise price to the same per share purchase price in the Private Placement. The closings of the Private Placement and TARP Exchange are conditional upon one another, along with the receipt of requisite regulatory approvals and other customary closing conditions. We expect to complete the Private Placement and TARP Exchange in February 2011, assuming the satisfaction of all remaining conditions to closing. Assuming completion of the Private Placement, our regulatory capital ratios are expected to exceed the minimum levels required by the Consent Order. However, we cannot provide absolute assurance that all remaining closing conditions will be satisfied timely or at all. If we do not complete the Private Placement on a timely basis, we will be unable to comply with the capital ratio requirements in the Consent Order and may be subject to the regulatory restrictions described below.

In anticipation of the completion of the Private Placement and TARP Exchange, we effected a 1-for-20 reverse split on February 2, 2011. The reverse stock split was previously approved by our shareholders at the shareholder meeting on May 24, 2010. No fractional shares of common stock were issued as a result of the reverse stock split. For each holder of common stock, the number of shares held prior to the effectiveness of the reverse stock split were divided by twenty and, if the resulting number was not a whole number, then such number was rounded up to the next nearest whole number. Except as otherwise specified, the share and per share amounts included in this filing have been restated to give effect to this reverse stock split. For more information on the reverse stock split, please see our proxy statement for the 2010 shareholders meeting filed with the SEC.

As previously announced and as part of the recapitalization, we also intend to commence a rights offering following the closing of the Private Placement and TARP Exchange whereby shareholders of record as of the close of business on the trading day immediately preceding the closing date will receive transferable rights to purchase newly issued shares of our common stock at a purchase price of $10.00 per share (after giving effect to the reverse stock split). The rights will provide for the purchase of up to $20.0 million of the Company’s common stock by holders of such rights.

Assuming the Private Placement and TARP Exchange are completed, we will be subject to certain ongoing obligations under the Investment Agreements with the Lead Investors, the subscription agreements with the additional investors and the exchange agreement with the Treasury as described below. Each lead investor will be entitled to a Board seat so long as it owns, together with its affiliates, 10% or more of our common stock and to an observer to the Board so long as it owns, together with its affiliates, 5% or more of our common stock. The Treasury will be entitled to an observer to the Board so long as it owns, together with its affiliates, 5% or more of common stock (treating the warrant it holds on an as exercised basis). Each lead investor and the additional investors are also entitled to certain preemptive rights in connection with certain equity issuances by CPF. Each lead investor, the additional investors and the Treasury will also have the benefit of certain registration rights under their respective agreements with us. Additionally, the Company agreed to provide the investors certain indemnities under the agreements. The summaries of the various agreements mentioned above are qualified by reference to the full text of those agreements. For additional information on the Investment Agreements and amendments thereto and the subscription agreements, see the Company’s Current Reports on Form 8-K, filed previously.

Although the bank expects to be in compliance with the capital ratio requirements in the Consent Order following the completion of the Private Placement, it currently is not and following such completion will not be in compliance with a number of other requirements of the Consent Order and FRB Agreement. We cannot assure you whether or when we will be in full compliance with all of the remaining requirements in the Consent Order and FRB Agreement or whether or when the Consent Order and FRB Agreement will be lifted or terminated. Even if lifted or terminated, we may still be subject to memoranda of understanding or other agreements with regulators that restrict our activities or that continue to impose capital ratio requirements. The requirements and restrictions of the Consent Order are judicially enforceable and the Company or bank’s failure to comply with such requirements and restrictions may subject the Company and bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

In addition to the Consent Order, on July 2, 2010, CPF entered into the FRB Agreement with the FRBSF and DFI which supersedes in its entirety the terms of the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the FRB Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The FRB Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection.

On January 28, 2011, the bank received a form of Memorandum of Understanding (the “MOU”) from the FDIC and DFI relating to the Bank Secrecy Act (the “BSA”). Under the draft MOU, the bank will be required to (i) fully comply with the BSA and anti-money laundering requirements, (ii) implement a plan to ensure such compliance, including improving and maintaining an adequate system of internal controls, bolstering policies on customer due diligence, providing for comprehensive independent testing to validate compliance, and maintaining an adequate compliance staff, (iii) correct all deficiencies identified by our regulators and (iv) provide them with progress reports. We expect the MOU to become effective by the end of February 2011.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including, residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans.

Through our bank, we concentrate our lending activities in four principal areas:

(1) Residential Mortgage Lending.  Residential mortgage loans include both fixed and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.4 million, marketable collateral and, until the past several years, a historically stable residential real estate market, credit losses on residential mortgages had been minimal during the past several years. However, changes in interest rates, the economic recession and other market factors have impacted, and future changes may continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio.

Since our August 2005 acquisition of Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, Inc. (“CPHL”), we have grown our market position in the residential mortgage origination arena in Hawaii with dedicated mortgage lending specialists on all major islands in Hawaii. The majority of our residential mortgage loan originations are sold in the secondary market.

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

(4) Construction Lending.  Construction lending encompasses the financing of both residential and commercial construction projects. Similar to commercial real estate lending, construction projects are subject to a high degree of credit risk given the long delivery time frames for projects. Our construction portfolio has deteriorated significantly since the latter part of 2007 and we have, and will continue to, take aggressive steps to reduce our exposure to this sector.

As part of the directives included in the Consent Order, we have systematically reduced our commercial real estate and construction loan portfolios over the past several quarters, particularly in the land development area.

Beyond the lending function described above, we also offer a full array of deposit products and services including checking, savings and time deposits, cash management and internet banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank, was the fourth-largest depository institution in the state of Hawaii at September 30, 2010.

The banking and financial services industry in the state of Hawaii generally, and in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers. Some of these competitors are much larger in total assets and capitalization, have greater access to capital markets and/or have maintained stronger performance than us in the downturn in the economy.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 84% of our loan portfolio held for investment at December 31, 2010 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Our business activities are now focused primarily in Hawaii and we are no longer originating new loans out of the mainland. Consequently, our results of operations and financial condition are impacted by the general economic trends in Hawaii, and to a lesser extent in California, particularly in the commercial and residential real estate markets. During periods of economic strength, the real estate market and the real estate industry typically perform well, during periods of economic weakness, they typically are adversely affected.

Our Subsidiaries

Central Pacific Bank is the principal wholly-owned subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CPB Real Estate, Inc.; Citibank Properties, Inc.; CB Technology, Inc.; and CPHL.

Central Pacific Bank or its wholly-owned subsidiary, CPHL, also owns 50% of the following Hawaii limited liability companies: Pacific Access Mortgage, LLC; Gentry HomeLoans, LLC; and Towne Island Mortgage, LLC.

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

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and FDIC. The bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, institute a receivership, and ultimately to terminate its deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter. The DFI separately holds many of the same remedial powers.

Regulatory Actions

As previously discussed, on December 8, 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and DFI, which required our bank to improve its capital position, asset quality, liquidity and management oversight, among other matters.  In addition to the capital ratio requirements described above, our bank must also maintain an adequate allowance for loan and lease losses at all times and systematically reduce our commercial real estate loans, particularly land development and construction loans.  Our bank must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from our bank to CPF.

The Consent Order was filed as an exhibit to the 2009 annual report on Form 10-K as Exhibit 10.28 and the FDIC has made a copy of the Consent Order available on their website at www.fdic.gov. The contents of the FDIC website are not incorporated by reference into this filing. The Consent Order will remain in effect until modified or terminated by the FDIC and DFI.

Although the bank expects to be in compliance with the capital ratio requirements in the Consent Order following the completion of the Private Placement, it currently is not and following completion of the Private Placement will not be in compliance with a number of requirements. See “Item 1A. Risk Factors” for a discussion of the potential consequences that could result from failure to comply with the requirements of the Consent Order. See Note 2 of the accompanying consolidated financial statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a discussion of our recovery plan.

In addition to the Consent Order, on July 2, 2010, CPF entered into the FRB Agreement with the FRBSF and DFI which supersedes in its entirety the terms of the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the FRB Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The FRB Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection. The FRB Agreement is included in a Form 8-K which we filed on July 9, 2010, with the SEC.

In addition, we expect to also be subject to the MOU by the end of February 2011 as further described above.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies which have not elected financial holding company status to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. We have not elected financial holding company status and are currently not eligible for such status. As a result of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

Affiliate Transactions

Transactions between our subsidiary bank, on the one hand, and CPF and its other subsidiaries, on the other hand, are regulated by the FRB. These regulations limited the types and amounts of transactions (including loans due and extensions of credit from our subsidiary bank) that may take place and generally require those transactions to be on an arm’s length basis. These regulations generally do not apply to transactions between a U.S. bank subsidiary and its subsidiaries. In general, these regulations require that any extensions of credit must be secured by designated amounts of specified collateral and must be limited, as to any one of CPF or its non-bank subsidiaries, to 10% of our subsidiary bank’s capital stock and surplus, and, as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of our subsidiary bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. It also requires, commencing in July 2011, that derivative transactions under which a bank (or a subsidiary) has credit exposure to an affiliate will be treated as covered transactions, with the term “credit exposure” to be defined by the FRB under its existing rulemaking authority.

Source of Strength Doctrine

FRB policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codifies this policy as a statutory requirement. Such support may be required by the FRB at times when we might otherwise determine not to provide it. Any capital loan by a bank holding company to any of its subsidiary banks is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The FDIC and DFI have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers depending on type:

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

•                  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

We, like other bank holding companies, are required to maintain Tier 1 capital and “total risk-based capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. However, as described under “—Regulatory Actions” above, we are currently subject to higher ratios as a result of the Consent Order and FRB Agreement.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have received the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-based capital measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDICIA establishes five capital categories for FDIC-insured banks: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital category will depend upon how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under FDICIA, a depository institution is deemed to be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to or deemed to be in a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The following table sets forth the Company’s capital ratios, as well as the minimum requirements to be deemed adequately capitalized applicable generally to all financial institutions as of the dates indicated. As of December 31, 2010, the bank was subject to, and was not in compliance with, the capital directive in the Consent Order which required that it achieve and maintain a leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12% by March 31, 2010, as mentioned above.

			Minimum required to be		Minimum required
	Actual		adequately capitalized		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Company
As of December 31, 2010:
Tier 1 risk-based capital	$180,626	7.6%	$94,544	4.0%	$141,815	6.0%
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0
Leverage capital	180,626	4.4	163,454	4.0	204,318	5.0

As of December 31, 2009:
Tier 1 risk-based capital	$334,309	9.6%	$139,064	4.0%	$208,596	6.0%
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0
Leverage capital	334,309	6.8	196,478	4.0	245,597	5.0

Central Pacific Bank
As of December 31, 2010:
Tier 1 risk-based capital	$197,626	8.4%	$94,592	4.0%	$141,888	6.0%
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0
Leverage capital	197,626	4.8	163,500	4.0	204,376	5.0

As of December 31, 2009:
Tier 1 risk-based capital	$334,193	9.6%	$138,976	4.0%	$208,464	6.0%
Total risk-based capital	379,705	10.9	277,953	8.0	347,441	10.0
Leverage capital	334,193	6.8	196,273	4.0	245,342	5.0

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“Basel II”). In December, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. bank agencies and fully phased-in, will require bank holdings companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

In November 2007, the U.S. banking and thrift agencies adopted a definitive final rule for implementing Basel II in the United States that would apply only to internationally active banking organizations, or “core banks” defined as those with consolidated total assets of $250 billion or more or consolidated on-balance-sheet foreign exposures of $10 billion or more. The final rule became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. In July 2008, the agencies issued a proposed rule that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. The Company is not required to comply with Basel II and has made a determination not to apply the Basel II requirements.

On September 3, 2009, the Treasury issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord. Six of the core principles relate directly to bank capital requirements. The Treasury Policy Statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and effect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement repeatedly calls for higher and stronger capital requirements for bank and non-bank financial firms known as “Tier 1 FHCs” that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk. Central Pacific Financial Corp. would not be deemed a Tier 1 FHC.

The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for implementation of reforms by December 31, 2012, although it is possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

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

Final provisions to the Basel Committee’s proposal are expected to be implemented by December 31, 2012. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under EESA, the Treasury was granted the authority to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions. In addition, the Treasury was also granted the authority to inject capital in financial institutions through the purchase of equity stakes in a wide variety of banks and thrifts under a program known as the TARP’s Capital Purchase Program (the “CPP”). The primary purpose of the Treasury’s initiatives is to stabilize and provide liquidity to the U.S. financial markets.

On February 10, 2009, Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under EESA. The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

On February 17, 2009, President Barack Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

In June 2009, the Obama administration proposed a wide range of regulatory reforms that could potentially have significant effects on the financial services industry in the United States. Significant aspects of the Obama administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability (known as “Tier 1 FHCs”) be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act includes the following provisions that, among other things:

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. At the federal level, the FDIC will continue to examine us for compliance with such laws.

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

•                  Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to our debt and equity instruments issued before May 19, 2010, as we are grandfathered under an exception for depositary institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

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

Although the EESA, TARP and ARRA have helped to stabilize the financial markets, it is not clear at this time what the long-term impact of these initiatives will be. Furthermore, other liquidity and funding initiatives of the FRB and other agencies that have been previously announced, and any additional programs that may be initiated in the future may have a significant impact on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and more importantly, the local economies in the markets that we serve.

Dividends

We are incorporated in Hawaii and are governed by Hawaii law. As a bank holding company, our ability to pay dividends is affected by the ability of our bank subsidiary to pay dividends to us. Under Hawaii law, the ability of our subsidiary bank to pay dividends or make other capital distributions to us is subject to the Hawaii state law that prohibits a state-chartered bank from declaring or paying dividends greater than its retained earnings. As of December 31, 2010, the bank had an accumulated deficit of $483.9 million. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

As a result of the FRB Agreement and the terms of our trust preferred securities and the TARP Preferred Stock, dividend payments require approval by our regulators and the Treasury and are restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Assuming the completion of the Private Placement, we will seek regulatory approval to pay all deferred payments under our trust preferred securities. In addition, the TARP Preferred Stock and all accrued and unpaid dividends thereon will be exchanged into common stock assuming the completion of the TARP Exchange. However, under our exchange agreement with the Treasury, any dividend payments will continue to require the approval of the Treasury until the earlier of January 9, 2012 and such time as the Treasury ceases to own any of our or our affiliates’ securities. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Dividends” for a further discussion of our dividends.

Deposit Insurance

Substantially all of the deposits of our bank subsidiary are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

Pursuant to EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 per depositor. EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC also implemented the Temporary Liquidity Guarantee Program (“TLGP”) which insured all deposits held in non-interest bearing transactional accounts regardless of amount for a fee. The TLGP applied to all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. The bank chose to participate in the FDIC’s TLGP, however, this program expired on December 31, 2010.

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The FDIC stated that the prepayment requirement was a result of a negative balance in the DIF. The bank did not make this prepayment as the FDIC did not require it to do so. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forego this increase under a new DIF restoration plan adopted in October 2010.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Treasury has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC or authorization from the Treasury. Failure to comply with these sanctions could have serious legal and reputational consequences.

Employees

At December 31, 2010, we employed 921 persons, 838 on a full-time basis and 83 on a part-time basis. We are not a party to any collective bargaining agreement.

Protection of Net Operating Losses

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits in the future would be significantly limited if we experience an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative increase in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect of our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). There is no guarantee, however, that the Tax Benefits Preservation Plan will prevent the Company from experiencing an ownership change. Adoption of the Tax Benefits Preservation Plan was required by our agreements with the Lead Investors.

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we intend to propose the amendment for shareholder approval. The Protective Charter Amendment also does not guarantee that we will not experience an ownership change.

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

Also posted on our website and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics. Within the time period required by the SEC and NYSE, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Risk Factors That May Affect Our Business

We must raise substantial additional capital in a short period of time in order to remain in business.

Although we have entered into various agreements with respect to the proposed recapitalization of the Company, the Company has not been in compliance with the Consent Order nor its capital directive since March 2010. The financial condition of the bank and the Company has deteriorated significantly since that time and on December 31, 2010, the Company’s shareholders’ equity totaled only $66.1 million and the Company’s net tangible equity per common share and book value per common share were negative. It is essential that we close the Private Placement (or another similar financing) in a short period of time. If we fail to do so, it is possible that our capital would continue to deteriorate and we would suffer additional regulatory actions, including a potential federal conservatorship or receivership for the bank, or a requirement that we sell or transfer our assets or take other action which would likely result in a complete loss of the value of CPF’s ownership interest in the bank and a complete loss of the value of the shares held by our shareholders. More information with respect to the status of the recapitalization and the terms and provisions of the agreements entered into in connection therewith is contained in the “Business – General” section of this filing.

We are subject to a number of requirements and prohibitions under regulatory orders imposed on us and we cannot assure you whether or when such orders will be lifted.

The bank has been subject to the Consent Order since December 9, 2009, which requires it to improve its capital position, asset quality, liquidity and management oversight, among other matters. The bank was required to increase its Tier 1 capital to maintain a minimum leverage capital ratio and total risk-based capital ratio of at least 10% and 12%, respectively, by March 31, 2010. In addition, the Consent Order requires the bank to, among other things, maintain an adequate allowance for loan and lease losses at all times and systematically reduce the amount of commercial real estate loans, particularly land development and construction loans.

In addition, the Company is subject to the FRB Agreement with the FRBSF and DFI dated July 2, 2010, which supersedes in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the FRB Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The FRB Agreement requires that the Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

Besides the Consent Order and the FRB Agreement, we also expect to be subject to the MOU by the end of February 2011.

As of the date of this filing, we were not in compliance with a number of requirements of the Consent Order, including the leverage and total risk-based capital ratio requirements of 10.0% and 12.0%, respectively. Although we expect to be in compliance with these capital ratio requirements assuming the completion of the Private Placement, the Private Placement remains subject to certain closing conditions, including receipt of requisite regulatory approvals and other customary conditions. We must raise the additional capital contemplated by the Private Placement in a short period of time in order to remain in business. In addition, we will not be in compliance with a number of other requirements in the Consent Order even assuming the Private Placement is completed.

Completion of the Private Placement is subject to various closing conditions which may not be satisfied.

Completion of the Private Placement is subject to various conditions, certain of which are outside of our control, and may not be satisfied. The remaining closing conditions to the Private Placement include receipt of requisite regulatory approvals and other customary closing conditions. We cannot assure you that all conditions will be satisfied timely or at all. If we fail to consummate the Private Placement, we may not be able to continue as a going concern, we may file for bankruptcy and the bank may be placed into FDIC receivership.

We have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have incurred significant losses over the past few years, including net losses of $251.0 million for the year ended December 31, 2010, $313.7 million for the year ended December 31, 2009 and $138.4 million for the year ended December 31, 2008, primarily due to credit costs, including a significant provision for loan and lease losses. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2010, we still had $302.8 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will return to profitability in the near term or at all even if we complete our recapitalization.

If the Private Placement and the TARP Exchange are completed, our existing shareholders’ interests will be substantially diluted and the market price of our common stock may decrease to a level at or below the purchase price in the Private Placement.

As described above, we expect to complete the Private Placement and the TARP Exchange, assuming the satisfaction of the remaining conditions. Because a large number of common shares is contemplated to be issued in the Private Placement and the TARP Exchange at a price that is significantly less than the recent trading price of our common shares, the ownership interest of existing shareholders and our earnings per share will be substantially diluted and the market price of our common stock may decrease to a level at or below the purchase price in the Private Placement.

Assuming the completion of the Private Placement and TARP Exchange, subsequent resales of our common shares in the public market may cause the market price of our common shares to fall.

We plan to issue a large number of common shares to the investors in the Private Placement and to the Treasury in the TARP Exchange. Carlyle and Anchorage will have certain registration rights with respect to the common shares held by them following a one-year lock-up period provided in their respective investment agreements. The other investors will have certain registration rights with respect to the common shares purchased by them in the Private Placement until six months following the completion of the Private Placement. In addition, in connection with the planned TARP Exchange, we will provide the Treasury with certain registration rights with respect to the common shares issued to the Treasury in the TARP Exchange. The registration rights for Carlyle and Anchorage will allow them to sell their common shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and the registration rights for the other investors allow them to sell their common shares before their holding period under Rule 144 expires. The market value of our common shares could decline as a result of sales by the investors from time to time of a substantial amount of the common shares held by them.

We may suffer substantial losses due to our agreements to indemnify investors in the Private Placement against a broad range of potential claims.

In our agreements with the investors in the Private Placement, we agreed to indemnify the investors for a broad range of claims, including losses resulting from the inaccuracy or breach of representations or warranties made by us in such agreements and the breach by us to perform our covenants contained in such agreements, even if the Private Placement is not completed. While these indemnities are subject to various limitations, if claims were successfully brought against us, it could potentially result in significant losses for the Company.

Assuming the completion of the Private Placement, Carlyle and Anchorage will become substantial holders of our common shares.

Assuming the completion of the Private Placement, Carlyle and Anchorage will each become holders of approximately 24% of our outstanding common shares and each will have a representative and an observer on our and the bank’s Board of Directors. Although Carlyle and Anchorage each entered into certain passivity agreements with the FRB in connection with their proposed investments in us, Carlyle and Anchorage each will have substantial influence over our corporate policy and business strategy. In addition, Carlyle and Anchorage will each have pre-emptive rights to maintain their percentage ownership of our common shares in the event of certain issuances of securities by us. In pursuing their economic interests, Carlyle and Anchorage may have interests that are different from the interests of our other shareholders.

Even if the Private Placement is completed, the proceeds received may not be sufficient to satisfy our capital and liquidity needs in the future or to satisfy changing regulatory requirements, and we may need to raise additional capital.

Assuming the Private Placement is completed, the proceeds will be used to strengthen our capital base as required by the Consent Order. As mentioned above, our capital ratios are expected to exceed the levels required by the Consent Order upon completion of the Private Placement and is expected to be at “well-capitalized” levels for regulatory purposes. However, despite the anticipated increase in our capital base, if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if our operations or financial condition continues to deteriorate or fails to improve, particularly in the residential and commercial real estate markets where our business is located, we may need to raise additional capital. Factors affecting whether we would need to raise additional capital include, among others, additional provisions for loan and lease losses and loan charge-offs, changing requirements of regulators and other risks discussed in this “Risk Factors” section. If we had to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. In addition, any additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common shares.

There is substantial doubt about our ability to continue as a going concern.

We are subject to the Consent Order and FRB Agreement which impose a number of requirements as described above and will be subject to the MOU by the end of February 2011. Although we expect to be in compliance with the capital ratio requirements of the Consent Order assuming the completion of the Private Placement, the Private Placement remains subject to certain closing conditions, including receipt of requisite regulatory approvals and other customary conditions. Furthermore, even if we do successfully complete the Private Placement, there is no assurance that the proceeds received from the Private Placement will be sufficient to satisfy our future capital and liquidity needs as described above. In addition, we will not be in compliance with a number of other requirements in the Consent Order even assuming the Private Placement is completed. Accordingly, the potential uncertainty that exists as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

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

CPF has limited cash resources.

As of December 31, 2010, on a stand alone basis, CPF had approximately $6.0 million of cash available to meet its ongoing obligations. Assuming CPF is able to control its operating expenditures within normal levels, it continues to defer payments on its trust preferred securities and dividends on its TARP Preferred Stock, and there are no unanticipated cash requirements, we believe CPF would be able to meet its normally expected expense obligations through the first half of 2011. Assuming the Private Placement is completed, CPF will retain a portion of the proceeds to fund its ongoing obligations. However, if we do not timely complete the Private Placement and TARP Exchange, CPF will require additional funds in order to continue meeting its financial obligations past the first half of 2011. While we expect the Private Placement and the TARP Exchange to be completed in February 2011, there is no assurance that we will be able to satisfy all of the remaining closing conditions in the investment agreements and the exchange agreement timely. Sources of funds that may be available to CPF include the sale of equity securities or borrowing. Given the Company’s efforts to obtain additional capital, in the short term, the sale of equity securities other than through a recapitalization may not be practical. It is unclear whether CPF may be able to borrow funds from third parties without credit support from the bank, which may not be available. CPF cannot incur additional indebtedness without the advance approval of the FRBSF and DFI. If CPF is not able to raise additional capital to meet its cash needs, management will seek approval from its regulators to obtain temporary financial support from the bank. No agreement as to any such support has yet been obtained. Accordingly, there are no assurances that CPF will be able to obtain funding from the issuance of equity or debt to allow it to continue to meet its financial obligations when its current available cash is depleted. If CPF cannot obtain funds to meet its obligations, it would be required to curtail its operations, including its efforts to obtain additional capital, and may have to consider liquidation, a sale of the bank, or other actions to deal with its obligations. If this were to occur, it is likely that the shareholders of CPF would suffer a loss of their entire investment in the Company.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted.

We have generated significant net operating losses (“NOLs”) as a result of our recent losses. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

We do not anticipate that our planned recapitalization, including the Private Placement, the TARP Exchange or the rights offering will cause an “ownership change” within the meaning of Section 382. In addition, in order to reduce the likelihood that future transactions in our common shares will result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common shares. To further protect our tax benefits, on January 26, 2011, our board approved the proposed Protective Charter Amendment which we intend to submit for shareholder approval at our annual meeting of shareholders on April 27, 2011. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

Because of our participation in the TARP and under the terms of our exchange agreement with the Treasury, we are subject to restrictions on compensation paid to our executives, which may make it difficult to attract and retain key members of management.

Pursuant to the terms of the TARP CPP, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury owns any debt or equity securities acquired pursuant to TARP. These standards generally apply to our five most highly compensated senior executive officers, including our Executive Chairman and Chief Financial Officer, and/or certain of these restrictions also apply up to the next 20 most highly compensated senior executives. The standards include, among other things:

•                  ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•                  a required clawback of any bonus or incentive compensation paid to a senior executive officer and the next twenty most highly compensated employees based on materially inaccurate financial statements or any other materially inaccurate financial performance metric criteria;

•                  a prohibition on making golden parachute payments to senior executive officers and the next five most highly compensated employees;

•                  an agreement not to deduct for tax purposes annual compensation in excess of $500,000 for each senior executive officer; and

•                  limitations on bonuses and incentive compensation.

We depend on the services of existing management to carry out our business strategy and our recovery plan which we began implementing in March 2010 to improve our financial health and capital ratios. In addition, our success depends in large part on our ability to attract and retain other key employees, in particular, a Chief Executive Officer, which is currently an open position. See “—We may not be able to attract and retain skilled people” below. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial condition and prospects. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and make it more difficult to attract suitable candidates to serve as executive officers.

We are also obligated to comply with any subsequent amendments to these restrictions for so long as we remain subject to such restrictions.

Our Hawaii and, to a lesser extent, California commercial real estate and construction loan operations have a considerable effect on our results of operations.

The performance of our Hawaii and California commercial real estate and construction loans depends on a number of factors, including improvement of the real estate market in which we operate. As we have seen in the Hawaii and California construction and commercial real estate markets since the latter part of 2007, the strength of the real estate market and the results of our operations could continue to be negatively affected by the economic downturn. While we are no longer originating new loans out of our Mainland operations, we still have a sizable California loan portfolio and the performance of that portfolio continues to be subject to market conditions in California.

Declines in the market for commercial property are causing commercial borrowers to suffer losses on their projects and they may be unable to repay their loans. Defaults of these loans or further deterioration in the credit worthiness of any of these borrowers would further negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale are causing residential developers who are our borrowers to also suffer losses on their projects and encounter difficulty in repaying their loans. Since the third quarter of 2007, we have significantly increased our provision for loan and lease losses as a result of these challenging conditions. During the year ended December 31, 2010, our provision for loan and lease losses amounted to $159.5 million, compared to $348.8 million in 2009 and $171.7 million in 2008, while our percentage of nonperforming assets to total loans and leases, loans held for sale and other real estate was 13.18% for the year ended December 31, 2010, compared to 15.85% in 2009 and 3.52% in 2008. Credit costs were elevated through 2010 and we cannot assure you that we will have an adequate provision for loan and lease losses to cover future losses. If we suffer greater losses than we are projecting, our recovery plan and the ability to improve our position will be materially adversely affected.

Difficult economic and market conditions have adversely affected our industry and continued economic slowdown in Hawaii or a worsening of current market conditions in general would result in additional adverse effects on us.

The U.S. economy entered into one of the longest economic recessions to have occurred since the Great Depression of the 1930’s in December 2007. During this time, the global and U.S. economies experienced a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Dramatic declines in the housing market, along with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy resulted in decreased lending by financial institutions to their customers and to each other. The market turmoil and tightening of credit consequently led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions experienced decreased access to deposits and borrowings. The resultant economic pressure on consumers and businesses and the lack of confidence in the financial markets adversely affected our business, financial condition, results of operations and stock price.

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

A large number of our commercial real estate and construction loan portfolios both in Hawaii and on the mainland contributed to substantial credit losses and has significantly weakened our financial condition. Our previous focus on these higher yielding assets allowed us to realize greater returns in years when the economy was performing well. However, because there are inherent risks associated with this type of lending, our credit risk profile was significantly higher than other financial institutions with more balanced asset mixes. As a result, our high concentration of commercial real estate and construction loans, combined with the aforementioned deterioration in these sectors caused by the economic downturn, had and may continue to have a significantly more adverse impact on our operating results than many other banks across the nation. Although we have taken a number of steps to reduce our credit risk exposure over the past several quarters, we still had $302.8 million in nonperforming assets at December 31, 2010. If our borrowers continue to experience financial difficulty, or if property values securing our real estate loans decline further, we will continue to incur elevated credit costs due to the composition of our loan portfolio even if market conditions stabilize or improve.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. During the year ended December 31, 2010, our provision for loan and lease losses amounted to $159.5 million, compared to $348.8 million in 2009 and $171.7 million in 2008. Our current allowance for loan and lease losses may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management, makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

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

In determining the size of the allowance for loan and lease losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Consent Order and other regulator input. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient. Because of the uncertainty in the economy, volatility in the credit and real estate markets, including specifically, the deterioration in the Hawaii and California real estate markets and our high concentration of commercial real estate and construction loans, we made significant adjustments to our allowance for loan and lease losses in 2008, 2009 and 2010 and may need to make additional adjustments in the future. In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge-offs. Specifically, the Consent Order requires the bank to maintain an adequate allowance for loan and lease losses at all times. To ensure that we maintain an adequate allowance for loan and lease losses at all times in accordance with the Consent Order, we may be required to record additional adjustments based on information available to our regulators at the time of their examinations.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by the current economic environment which may, among other things, impact our ability to satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding the continued deterioration in our financial condition, our ability to continue as a going concern, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the recent turmoil faced by banking organizations and the credit markets.

The management of liquidity risk is critical to the management of our business and our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities’ markets, our financial condition, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, which perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our past and future financial condition, our ability to continue as a going concern or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

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

Our line of credit with the FHLB serves as our primary outside source of liquidity. By virtue of the Consent Order, the bank is in default under its arrangement with the FHLB. Although the bank has not received any notice, the FHLB has the right to call all outstanding borrowings under this arrangement and is not obligated to make future advances. Our maximum borrowing term is limited to two years. The Federal Reserve discount window also serves as an additional outside source of liquidity. Borrowings under this arrangement are through the Federal Reserve’s secondary facility and are subject to providing additional information regarding the financial condition of the bank and reasons for the borrowing. The duration of borrowings from the Federal Reserve discount window are generally for a very short period, usually overnight. In the event that these outside sources of liquidity become unavailable to us, we will need to seek additional sources of liquidity, including selling assets. We cannot assure you that we will be able to sell assets at a level to allow us to repay borrowings or meet our liquidity needs.

In February 2009, our collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby we are required to deliver certain original loan documents to the FHLB for the collateral securing our advances. In December 2010, the FHLB expanded the physical possession arrangement to require copies of all loan documents for the collateral securing advances. As a result, should the FHLB elect to call any of our outstanding borrowings, they would maintain possession of the collateral we pledged and could assume legal ownership of the assets in the event we are unable to meet our obligations.

We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market, or operational considerations that we may not be able to control.

In addition, the bank’s ability to accept brokered deposits has been restricted, and the interest rates we may pay are constrained, both of which could impact our liquidity.

In addition to the Consent Order, the FRB Agreement and the MOU, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the Consent Order, the FRB Agreement and the contemplated MOU, we are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.

There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRBSF, FDIC and DFI and may be subject to the rules and regulations promulgated by the Consumer Financial Protection Bureau which was recently created pursuant to the Dodd-Frank Act. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, impose fines on us or ultimately cease our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

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

In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. See the sections captioned “Legislative Initiatives” and “Supervision and Regulation” in Item 1. Business for further discussion of these regulations.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in Hawaii with the knowledge and experience required to successfully implement our recovery plan. The more senior the executive, the more difficult it is to locate suitable candidates in the local market. Accordingly, in many circumstances, it is necessary for us to recruit potential candidates from the mainland. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Company given its financial condition and the current regulatory environment, particularly since in some circumstances, this would require that the employee relocate from the mainland to Hawaii, where other employment opportunities in the banking industry may be limited. In addition, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If we are not able to promptly recruit qualified personnel, which we require to conduct our operations, our business and our ability to successfully implement our recovery plan could be adversely affected.

Currently, we are operating without a named Chief Executive Officer and Chief Credit Officer and are unable to determine when, or if, we will be able to fill these positions. Mr. Dean is currently serving as the acting Chief Executive Officer and Chief Credit Officer for the Company.

The recent turnover in key positions in our finance and credit departments could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated by management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and depend on the sufficiency of the personnel involved in those functions. There has been recent turnover in key positions in our finance and credit departments as part of the implementation of our recovery plan. As further discussed in “Part I, Item 1. Business,” we have also experienced significant turnover on our executive management team during fiscal 2010, including the appointments of a new Executive Chairman of the Board in June 2010 and a new Chief Financial Officer in August 2010. Also, as referred to above, we are currently operating without a named Chief Credit Officer. The recent changes to our executive management team, combined with the turnover within our finance and credit departments, could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 17% of our real estate loan portfolio as of December 31, 2010 was comprised of construction loans. Seventy-three percent of these construction loans were in Hawaii while 27% were located on the mainland. Many of our construction loans are reliant upon sponsors and/or guarantors for additional support. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of a completed project or the conversion of the construction loan into a term loan. If a borrower is unable to complete a construction project or if the marketability or value of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan.

In recent periods, our construction loan portfolio has been significantly impacted by an increase in loan delinquencies and defaults, as well as declining collateral values resulting from the downturn in the commercial real estate markets in Hawaii and California and the significant negative impact this had on our borrowers, guarantors, and many of the projects securing our construction loans. Even if economic conditions stabilize or improve, our construction loan portfolio may continue to experience material credit losses due to our high concentration of loans with exposure to this sector, combined with the continuing uncertainty surrounding many of the projects securing our existing construction loans and the diminished capacity of many of our construction borrowers and guarantors.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to, including California.

Approximately 84% of our loan portfolio as of December 31, 2010 was comprised of loans primarily collateralized by real estate, with the majority of these loans concentrated in Hawaii.

Deterioration of the economic environment in Hawaii, California or other markets we are exposed to, including a continued decline or worsening declines in the real estate market and single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Over the past three years, material declines in the value of the real estate assets securing many of our commercial real estate loans has led to significant credit losses in this portfolio. As a result of our particularly high concentration of commercial real estate and construction loans, the risk within our portfolio is higher than many financial institutions and, as a result, our portfolio had been and remains particularly susceptible to significant credit losses during economic downturns and adverse changes in the real estate market. Because of our high concentration of loans secured by real estate (the majority of which were originated several years ago), it is possible that we will continue to experience elevated levels of credit losses and higher Provisions even if the overall real estate market stabilizes or improves due to the continuing uncertainty surrounding many of the specific real estate assets securing our loans and the weakened financial condition of many of our commercial real estate borrowers and guarantors.

The FHLB has entered into a consent order with the Federal Housing Finance Agency. If our investment in the FHLB is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholder’s equity could decrease.

We own stock in the FHLB. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost and fair value of our FHLB stock was $48.8 million as of December 31, 2010.

On October 25, 2010, the FHLB entered into a consent order with the Federal Housing Finance Agency (the “FHFA”), which requires the FHLB to take certain specified actions related to its business and operations. Following the filing of the FHLB’s second quarter 2011 quarterly report on Form 10-Q with the SEC, and once the FHLB reaches and maintains certain thresholds, the bank may begin repurchasing member capital stock at par. Further, the FHLB may again be in position to redeem certain capital stock from members and begin paying dividends once the FHLB:

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

•                  international disorder and instability in domestic and foreign financial markets; and

•                  governmental actions.

Our asset/liability management strategy may not be able to control our risk from changes in market interest rates and it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. From time to time, we may reposition our assets and liabilities to reduce our net interest income volatility.

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

The soundness of our financial condition and our ability to continue as a going concern may also affect our competitiveness. Customers may decide not to do business with the bank due to its financial condition. In addition, we have and continue to face additional regulatory restrictions that our competitors may not be subject to, including reducing our commercial real estate loan portfolio, improving the overall risk profile of the Company and restrictions on the amount of interest we can pay on deposit accounts, which could adversely impact our ability to compete and attract and retain customers.

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

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for the bank’s customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When the bank’s customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs. The bank’s financial condition compared to other top Hawaiian financial institutions, as well as our ability to continue as a going concern, may affect our customer’s decisions to keep their deposit accounts with us.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

Increases in deposit insurance premiums and special FDIC assessments will decrease our future earnings.

In May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. The assessment, which was payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the FDIC previously approved. The cost of the special assessment was equal to five basis points of the bank’s total assets minus Tier 1 capital as of June 30, 2009 and resulted in a charge of approximately $2.5 million. On November 17, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however certain financial institutions, including the bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011, however in October 2010, the FDIC adopted a new DIF restoration plan pursuant to which the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions.

The recent assessment increases and special assessment discussed above, along with any future assessment increases and/or special assessments applicable to the bank, may continue to increase our expenses and adversely impact our earnings.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we have to offer higher rates of interest then we currently offer on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain investment securities held within our investment portfolio was impacted by the economic downturn over the past three years. Coupled with uncertainty surrounding the credit risk associated with the underlying collateral, this has caused discrepancies in valuation estimates obtained from third parties. We value some of our investments using cash flow and valuation models which include certain subjective estimates that we believe reflect the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairment of these assets that may result in accounting charges that could have a material adverse effect on our consolidated financial statements and capital ratios.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On March 18, 2010, Fitch Ratings downgraded the long-term Issuer Default Rating of the Company and the bank to CC from CCC. On November 9, 2010, Fitch Ratings put the ratings of the Company and the bank on Rating Watch Evolving following the Company’s announcement of its $325 million capital raising initiative.

We rely on dividends from our subsidiaries for most of our revenue.

Because we are a holding company with no significant operations other than our bank, we depend upon dividends from our bank for a substantial portion of our revenues.

In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits the bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $483.9 million at December 31, 2010, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future. Please see “— CPF has limited cash resources” above for risks on our holding company liquidity while CPF does not have access to dividends from the bank. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

We are subject to various legal claims and litigation.

From time to time, customers and others that we do business with make claims and take legal action against us for various business occurrences, including the performance of our fiduciary responsibilities. Regardless of whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.  Even if these claims and legal actions do not result in a financial liability or reputational damage, defending these claims and actions have resulted in, and will continue to result in, increased legal and professional services costs, which adds to our noninterest expense and negatively impacts our operating results.

Risk Factors Related to Our Common Stock

The market price of our common shares has declined significantly and is volatile.

The trading price of our common shares has declined significantly since February 2007 when our stock price traded above $800.00 per share (after giving effect to the 1-for-20 reverse stock split). The trading price of our common shares may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common shares. Among the factors that could affect our stock price are:

•                  failure to comply with all of the requirements of the Consent Order, the FRB Agreement and the contemplated MOU, and the possibility of resulting action by the regulators;

•                  the completion or the failure to complete the Private Placement;

•                  the per share purchase price in the Private Placement;

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

•                  future sales of our common shares, including sales of our common shares in short sale transactions;

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

The stock market and, in particular, the market for financial institution stocks, have experienced significant volatility over the past few years. In addition, the trading volume in our common shares may fluctuate more than usual and cause significant price variations to occur. Accordingly, the common shares that you purchase may trade at a price lower than that at which they were purchased. Volatility in the market price of our common shares may prevent individual shareholders from being able to sell their shares when they want or at prices they find attractive.

A significant decline in our stock price could result in substantial losses for shareholders and could lead to costly and disruptive securities litigation.

Our common shares are equity and therefore are subordinate to our subsidiaries’ indebtedness and preferred stock.

Our common shares are equity interests and do not constitute indebtedness. As such, common shares will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2010, we had $105.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $5.1 million. Additionally, holders of common shares are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. Our Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common shares with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common shares, then the rights of holders of our common shares or the market price of our common shares could be adversely affected.

There is a limited trading market for our common shares and as a result, you may not be able to resell your shares at or above the price you pay for them.

Although our common shares are listed for trading on the NYSE, the volume of trading in our common shares is lower than many other companies listed on the NYSE. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

Our common shares are not insured and you could lose the value of your entire investment.

An investment in our common shares is not a deposit and is not insured against loss by the government.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2010. Last year, we submitted to the NYSE on June 23, 2010 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards required by NYSE Rule 303A.12. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 27, 2011.

ITEM 2.          PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to portions of the land our Moiliili branch office and operations center are located. The remaining lands on which the Moiliili branch office and operations center are located are leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches and residential mortgage lending subsidiary. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2010, see Note 19 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

No matters were submitted to our shareholders for a vote during the fourth quarter of 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2005 and ending December 31, 2010. The graph assumes the investment of $100 on December 31, 2005.

Indexed Total Annual Return

(as of December 31, 2010)

The following table sets forth information on the range of high and low sales prices of our common stock (adjusted for the 1-for-20 reverse stock split), as reported by the NYSE, for each full quarterly period within 2010 and 2009:

	Year Ended December 31,
	2010		2009
	High	Low	High	Low

First quarter	$45.40	$20.80	$204.40	$70.00
Second quarter	77.60	30.00	199.40	73.60
Third quarter	36.40	26.00	78.20	35.00
Fourth quarter	31.80	23.20	54.00	15.80

As of January 26, 2011, there were 4,041 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors. On January 28, 2009, CPF’s Board of Directors suspended the payment of cash dividends to preserve capital during these challenging economic times. Accordingly, no cash dividends were declared on our common shares in 2010 and 2009. Dividends by CPF require the approval of the FRB, DFI and Treasury. Dividends by the bank require the approval of the FDIC and DFI.

As a result of the FRB Agreement effective July 2, 2010 and due to the terms of our trust preferred securities and the TARP Preferred Stock, our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and Treasury and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current. Assuming the completion of the Private Placement, we will seek regulatory approval to pay all deferred payments under our trust preferred securities.  In addition, the TARP Preferred Stock and all accrued and unpaid dividends thereon will be exchanged into common stock assuming the completion of the TARP Exchange.  Under our exchange agreement with the Treasury, any dividend payment will continue to require the approval of the Treasury until the earlier of January 9, 2012 and such time as the Treasury ceases to own any of our or our affiliates’ securities. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. Central Pacific Bank, in addition to obtaining approval from the FDIC and DFI, is not permitted under Hawaii law to pay dividends except out of retained earnings. Given that the bank had an accumulated deficit of $483.9 million at December 31, 2010, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank or the Company will be paying cash dividends in the foreseeable future.

See “Part I, Item 1. Business – Supervision and Regulation – Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our election to defer payments on our TARP Preferred Stock and trust preferred securities, see Notes 2 and 15 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Sale of Unregistered Securities

On January 9, 2009 (the “Closing Date”), CPF sold to the Treasury (1) 135,000 shares of TARP Preferred Stock, liquidation preference of $1,000 per share, and (2) the TARP Warrant to purchase up to 79,288 shares (after giving effect to the reverse stock split) of the Company’s voting common stock, no par value, at an exercise price of $255.40 per share, for an aggregate purchase price of $135.0 million in cash. The securities were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the TARP Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, if, as and when declared by our Board of Directors out of funds legally available. The TARP Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Central Pacific Financial Corp. As part of our recapitalization, we expect to complete the TARP Exchange and convert the TARP Preferred Stock held by the Treasury and all accrued and unpaid dividends thereon for shares of our common stock assuming the satisfaction of all closing conditions as described above under “Business – General”.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the fourth quarter of 2010.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2010. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2010		2009		2008		2007	2006
	(Dollars in thousands, except per share data)
Statement of Operation Data:
Total interest income	$160,754		$242,237		$303,952		$349,877	$320,381
Total interest expense	42,101		67,715		101,997		137,979	109,532
Net interest income	118,653		174,522		201,955		211,898	210,849
Provision for loan and lease losses	159,548		348,801		171,668		53,001	1,350
Net interest income (loss) after provision for loan and lease losses	(40,895)		(174,279)		30,287		158,897	209,499
Other operating income	57,036		57,413		54,808		45,804	43,156
Goodwill impairment	102,689		50,000		94,279		48,000	-
Other operating expense (excluding goodwill impairment)	164,405		166,876		178,543		128,556	132,163
Income (loss) before income taxes	(250,953)		(333,742)		(187,727)		28,145	120,492
Income taxes (benefit)	-		(19,995)		(49,313)		22,339	41,312
Net income (loss)	(250,953)		(313,747)		(138,414)		5,806	79,180

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$729,014		$400,470		$475		$241	$5,933
Investment securities (1)	705,345		924,359		751,297		881,254	898,358
Loans and leases	2,169,444		3,041,980		4,030,266		4,141,705	3,846,004
Allowance for loan and lease losses	192,854		205,279		119,878		92,049	52,280
Goodwill	-		102,689		152,689		244,702	298,996
Other intangible assets	44,639		45,390		39,783		39,972	43,538
Total assets	3,938,051		4,869,522		5,432,361		5,680,386	5,487,192
Core deposits (2)	2,796,144		2,951,119		2,805,347		2,833,317	2,860,926
Total deposits	3,132,947		3,568,916		3,911,566		4,002,719	3,844,483
Long-term debt	459,803		657,874		649,257		916,019	740,189
Total shareholders’ equity	66,052		335,963		526,291		674,403	738,139

Per Share Data:
Basic earnings (loss) per share	$(171.13)		$(220.56)		$(96.56)		$3.85	$51.90
Diluted earnings (loss) per share	(171.13)		(220.56)		(96.56)		3.82	51.37
Cash dividends declared	-		-		14.00		19.60	17.60
Book value	(42.18)		136.50		366.34		469.04	480.73
Diluted weighted average shares outstanding (in thousands)	1,516		1,459		1,433		1,520	1,541

Financial Ratios:
Return (loss) on average assets	(5.74	) %	(5.87	) %	(2.45	) %	0.10%	1.50%
Return (loss) on average shareholders’ equity	(140.73)		(54.99)		(23.07)		0.77	11.16
Net income (loss) to average tangible shareholders’ equity	(193.24)		(77.60)		(37.00)		1.35	21.01
Average shareholders’ equity to average assets	4.08		10.67		10.61		13.58	13.45
Efficiency ratio (3)	82.83		63.52		53.93		47.80	49.67
Net interest margin (4)	2.91		3.62		4.02		4.33	4.55
Net loan charge-offs to average loans	6.33		7.03		3.42		0.33	0.05
Nonaccrual loans to total loans and leases and loans held for sale (5)	10.96		15.13		3.26		1.48	0.23
Allowance for loan and lease losses to total loans and leases	8.89		6.75		2.97		2.22	1.36
Allowance for loan and lease losses to nonaccrual loans (5)	78.62		43.41		90.43		149.57	583.61
Dividend payout ratio	N/A		N/A		N/A		515.79	33.85

_________________________________________________

(1)  Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)  Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)  Efficiency ratio is derived by dividing other operating expense excluding amortization, impairment and write-down of intangible assets, goodwill, loans held for sale and foreclosed property, loss on early extinguishment of debt, loss on investment transaction and loss on sale of commercial real estate loans by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions). See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 5. Reconciliation to Efficiency Ratio.

(4)  Computed on a taxable equivalent basis using an assumed income tax rate of 35%.

(5)  Nonaccrual loans include loans held for sale.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

•                  Gain on sale of property of $7.7 million and $3.6 million in 2010 and 2009, respectively;

•                  Provision for loan and lease losses of $159.5 million, $348.8 million, $171.7 million and $53.0 million in 2010, 2009, 2008 and 2007, respectively;

•                  Goodwill impairment charges of $102.7 million, $50.0 million, $94.3 million and $48.0 million in 2010, 2009, 2008 and 2007, respectively;

•                  Write down of assets of $1.5 million, $5.0 million and $23.8 million in 2010, 2009 and 2008, respectively;

•                  Valuation allowance against net deferred tax assets (“DTAs”) of $178.8 million and $104.6 million in 2010 and 2009, respectively;

•                  Loss on early extinguishment of debt of $5.7 million in 2010;

•                  Mortgage servicing rights impairment charge of $3.4 million in 2008;

•                  Loss on counterparty financing agreement of $2.8 million in 2008;

•                  Gain on ineffective portion of derivative of $3.4 million and $2.1 million in 2009 and 2008, respectively;

•                  Tax contingency settlement benefits of $2.3 million in 2009, and a charge of $2.4 million in 2007;

•                  Income tax benefit of $2.0 million related to true up adjustments recognized in 2007;

•                  Stock option expense of $0.4 million, $0.4 million, $2.1 million, $2.9 million and $3.5 million recognized in 2010, 2009, 2008, 2007 and 2006, respectively;

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

Our products and services consist primarily of the following:

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

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in the forward-looking statements. Important factors that could, among others, cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed above under “Part 1. Forward-Looking Statements and Factors that Could Affect Future Results” and “Part I, Item 1A. Risk Factors—Factors that May Affect our Business.”

Executive Overview

Fiscal 2010 was another challenging year in our Company’s history. Our high concentration of commercial real estate and construction loans both in Hawaii and on the mainland contributed to substantial credit losses and has significantly weakened our financial condition. Our previous focus on these higher yielding assets allowed us to realize greater returns in years when the economy was performing well. However, because there are inherent risks associated with this type of lending, our credit risk profile was significantly higher than other financial institutions with more balanced asset mixes. As a result, the downturn in the national and local economies that started in the second half of 2007 and continued into 2010, and specifically the deterioration in the commercial real estate sector, had a significantly more adverse impact on our operating results than many other banks across the nation.

During 2010, we reported a net loss of $251 million, primarily due to continued high levels of non-performing assets requiring sizable loan loss provisions and a non-cash goodwill impairment charge of $102.7 million related to the remaining goodwill associated with our Hawaii Market reporting unit. Our land acquisition, development, construction, and commercial real estate portfolios have shown particular weakness. While the deterioration in our asset quality started with our mainland loan portfolio during the second half of 2007, our Hawaii portfolio has also suffered significant losses and credit weakness over the past two years.

Adding to our challenges were the FRB Agreement entered into with the FRBSF and DFI and the Consent Order with the FDIC and DFI, all of which resulted in additional regulatory supervision of our operations and financial condition.  In addition, we expect to be subject to the MOU by the end of February 2011.

In March 2010, we implemented a recovery plan designed to improve the Company’s financial health and capital ratios. See “—Capital Resources” below and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for further information regarding the recovery plan.

During the past three months, we completed a number of key milestones as we pursued our previously announced plans to raise $325 million of new capital through the Private Placement. We entered into definitive agreements in November 2010 (which were later amended) with affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C (“Anchorage” and, together with Carlyle, the “Lead Investors”) pursuant to which each lead investor agreed to invest approximately $98.6 million in our common stock at a purchase price of $10.00 per share (after giving effect to the reverse stock split). In December 2010, we entered into separate subscription agreements with additional investors, including certain of our directors and officers and their affiliates, pursuant to which the additional investors have agreed to invest an aggregate of approximately $127.8 million in our common stock, which together with the investments of the Lead Investors, would aggregate to the $325 million of new capital that we are seeking, at a purchase price of $10.00 per share (after giving effect to the reverse stock split). We expect to enter into additional subscription agreements and amendments to the investment agreements and certain existing subscription agreements to finalize allocations of the $325 million capital raise in anticipation of satisfying all closing conditions. As a result of these amendments and new subscription agreements, we expect that each lead investor will be investing approximately $94.6 million and the other investors will invest the remaining amount of approximately $135.8 million.

In December 2010, the U.S. Treasury (the “Treasury”) agreed to exchange our Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”) purchased by the Treasury under the Troubled Assets Relief Program (“TARP”) and accrued and unpaid dividends thereon for approximately $55.8 million in our common stock (the “TARP Exchange”), subject to the execution of a definitive exchange agreement. The number of shares in the TARP Exchange will be based on the same per share purchase price as payable by the Lead Investors and the additional investors in the Private Placement. The Company and Treasury also agreed to amend the ten-year warrant to purchase shares of common stock (the “TARP Warrant”) issued to the Treasury in connection with the Treasury’s investment in the TARP Preferred Stock to, among other things, reduce the exercise price to the same per share purchase price in the Private Placement. The closings of the Private Placement and TARP Exchange are conditional upon one another, along with the receipt of requisite regulatory approvals and other customary closing conditions. We expect to complete the Private Placement and the TARP Exchange in February 2011, assuming the satisfaction of all remaining conditions to closing. Assuming completion of the Private Placement, our regulatory capital ratios are expected to exceed the minimum levels required by the Consent Order.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part II, Item 8. Financial Statements and Supplementary Data.” The consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are subject to the Consent Order which imposes a number of requirements as described above. Although we expect to be in compliance with the capital ratio requirements of the Consent Order assuming the completion of the Private Placement, the Private Placement remains subject to certain closing conditions, including receipt of requisite regulatory approvals and other customary conditions.  Furthermore, even if we do successfully complete the Private Placement, there is no assurance that the proceeds received from the Private Placement will be sufficient to satisfy our future capital and liquidity needs as described above. In addition, we will not be in compliance with a number of other requirements in the Consent Order even assuming the Private Placement is completed. Accordingly, the uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed under “—Capital Resources” below and in Note 2 to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Environment

The global and U.S. economies continue to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were partly attributable to various initiatives of the U.S. government. Initiatives such as the EESA and ARRA have thus far helped the financial markets and U.S. economy. Additionally, the FRB implemented a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in December 2008 and kept these targets and rates at those levels until increasing the discount rate to 0.75% in February 2010.  In November 2010, the FRB announced an initiative, known as QE2, to purchase an additional $600 million of assets.

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

General economic conditions in Hawaii showed encouraging signs of improvement in 2010. Tourism remains Hawaii’s most significant economic driver and according to the Hawaii Tourism Authority (“HTA”), 7.0 million visitors visited the state in 2010. This was an increase of 7.7% from the number of visitor arrivals in 2009. The HTA also reported that total spending by air visitors increased to $11.5 billion in 2010, an increase of $1.5 billion, or 14.8%, from 2009. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 4.1% and 8.4% in 2011, respectively. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate improved to 6.4% in December 2010, compared to 6.8% in December 2009. In addition, Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 9.4%. DBEDT projects real personal income and real gross state product to grow by a modest 1.0% and 1.8%, respectively, in 2011.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 13.4% for single-family homes and 10.3% for condominiums in 2010 from 2009. The median sales price in 2010 for single-family homes on Oahu was $593,000 representing an increase of 3.1% from the prior year. The median sales price for condominiums on Oahu remained unchanged from 2009 at $305,000. Expectations from local real estate experts and economists are for the Hawaii real estate market to show improvement in 2011, however, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios.

Potential impediments to recovery in the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past.

California recovered modestly in 2010 from the worst recession since the Great Depression. In 2010, personal income grew but these gains and many others like them paled in comparison to the losses incurred during the recession. The outlook for the California economy calls for moderate growth in 2011 followed by better, but subpar, growth in 2012, and another step toward normal growth rates in 2013. The California Association of Realtors (“CAR”) reported that for 2010 as a whole, unit home sales decreased by 9.5% from 2009, however, the statewide median price increased by 1.6% to $303,000, from the $275,000 recorded in 2009. CAR anticipates 2011 to be a transition year, moving further toward stabilization, and forecasts California’s annual sales and median sales price to increase 2% to 502,000 and $312,500, respectively. According to the California Department of Finance, average personal income is projected to have increased by 2.7% in 2010 from 2009 and projections for 2011 call for an increase of 3.8% from 2010. Labor markets within the state remained weak in 2010 as California’s seasonally adjusted unemployment rate in December 2010 increased slightly to 12.5% from 12.3% in the prior year, and continues to be well above the national unemployment rate of 9.4%. California state government’s budget crisis is more severe than Hawaii’s. Having already issued IOUs once before to preserve cash, California’s government faces a $25.4 billion shortfall and is looking at further cuts in wages, furloughs and government programs. Although we are not making new loans in California, our existing loan portfolio continues to have significant exposure to its markets.

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

In 2010, we recorded a Provision of $159.5 million and increased our Allowance, as a percentage of total loans and leases, to 8.89% at December 31, 2010 from 6.75% at December 31, 2009, as the general economic conditions and real estate markets in which we operate continued to deteriorate. Although general economic trends and market conditions have since stabilized to some degree, further deterioration in the Hawaii or California real estate markets would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance; any of which would require an increase in our Provision. Even if economic conditions improve or stay the same, it is possible that we may continue to experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans as further discussed above.

Additionally, when establishing our Allowance, management made certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy began to deteriorate in the second half of 2007 and real estate values declined, we found that many of the assumptions and judgments that we made at the time needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses. Because of this and the overall volatility and uncertainty in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines or fails as a result of their continued exposure to the real estate markets and other financial stresses.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, we use our historical loss experience adjusted for current conditions to determine the Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. Such agencies may require that we recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.  Accordingly, actual results could differ from those estimates.

To estimate the possible range of the Allowance required at December 31, 2010, and the related change in the Provision, we made assumptions regarding estimated loss rates under reasonably possible scenarios. Changes in the estimate of the Allowance and related Provision could materially affect our operating results. The determination of the Allowance requires us to make estimates of losses that are highly uncertain and involves a high degree of judgment.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of Hawaii and mainland construction and commercial real estate loans net of applicable selling costs on our consolidated balance sheets.

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2010 and 2009, this reserve totaled $5.0 million and $0.2 million, respectively, and is included in other liabilities on our consolidated balance sheets.

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined than an impairment test was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of our first quarter impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. As of December 31, 2010, we had no goodwill remaining on our consolidated balance sheet.

Prior to March 31, 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis. Additionally, we performed an impairment assessment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. Goodwill attributable to each of our reporting units was tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilized a discounted cash flow methodology for our Commercial Real Estate reporting unit and versions of the guideline company, guideline transaction and discounted cash flow methodologies for our Hawaii Market reporting unit. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we performed our goodwill impairment test during the fourth quarter of each fiscal year.

Our impairment assessment of goodwill and other intangible assets involved, among other valuation methods, the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. Estimating future cash flows and determining fair values of the reporting units is subject to judgments and often involves the use of significant estimates and assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors we used to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors were interdependent and, therefore, did not change in isolation. Accordingly, our accounting estimates may have materially changed from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occurred in future periods, including, but not limited to, changes in other reporting units or operating segments, future operating results could have been materially impacted.

Deferred Tax Assets and Tax Contingencies

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In 2009, we established a valuation allowance against our net DTAs. See “— Overview of Results of Operations — Income Taxes” below.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2010, we used a weighted-average discount rate of 5.1% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2010 and the amount of pension expense to be recorded in 2011. At December 31, 2009, a weighted-average discount rate of 5.9% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2009 and the amount of pension expense recorded in 2010. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would have reduced pension expense in 2010, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2011 pension expense by less than $0.1 million and year-end 2010 pension liability by $0.9 million, while a 0.25% change in the asset return rate would impact 2011 pension expense by less than $0.1 million.

Overview of Results of Operations

2010 vs. 2009 Comparison

In 2010, we recognized a net loss of $251.0 million, or $171.13 per diluted common share, compared to a net loss of $313.7 million, or $220.56 per diluted common share, in 2009. Credit costs, which includes the provision for loan and lease losses, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded loan commitments, decreased by $195.0 million, or 53.6%, from $364.1 million in 2009 to $169.1 million in 2010. Our operating results were negatively impacted by a decrease in net interest income of $55.9 million in 2010 over net interest income recognized in the prior year. In addition, we recognized a $102.7 million non-cash goodwill impairment charge in 2010, compared to $50.0 million in 2009. Our net loss on average assets and average shareholders’ equity for 2010 was 5.74% and 140.73%, respectively, compared to 5.87% and 54.99%, respectively, in 2009.

2009 vs. 2008 Comparison

In 2009, we recognized a net loss of $313.7 million, compared to a net loss of $138.4 million in 2008. Credit costs increased by $162.6 million, or 80.8%, in 2009 over credit costs recognized in 2008. Our 2009 operating results were also negatively impacted by a $50.0 million non-cash goodwill impairment charge and the establishment of a $104.6 million valuation allowance against our net DTAs. Our net loss on average assets and average shareholders’ equity for 2009 was 5.87% and 54.99%, respectively, compared to 2.45% and 23.07%, respectively, in 2008.

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

Table 1.   Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2010			2009			2008
		Average			Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$726,346	0.26%	$1,862	$126,200	0.18%	$233	$1,500	0.78%	$12
Federal funds sold & securities purchased under agreements to resell	-	-	-	7,144	0.13	9	4,532	1.83	83
Taxable investment securities (1)	586,719	3.36	19,710	851,298	4.28	36,402	692,610	5.03	34,837
Tax-exempt investment securities (1)	21,803	7.54	1,643	102,462	6.04	6,185	143,988	5.74	8,266
Loans and leases, net of unearned income (2)	2,716,090	5.09	138,114	3,745,964	5.38	201,573	4,209,045	6.25	263,183
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-	48,797	0.95	464
Total interest earning assets	4,099,755	3.94	161,329	4,881,865	5.01	244,402	5,100,472	6.02	306,845
Nonearning assets	268,504			466,093			552,937
Total assets	$4,368,259			$5,347,958			$5,653,409

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$619,070	0.14%	$885	$544,910	0.25%	$1,351	$463,776	0.19%	$860
Savings and money market deposits	1,092,378	0.50	5,514	1,319,228	0.90	11,928	1,094,690	1.14	12,528
Time deposits under $100,000	515,264	1.57	8,077	631,482	2.45	15,446	639,794	2.91	18,618
Time deposits $100,000 and over	450,371	1.40	6,313	800,303	1.73	13,821	1,023,852	2.96	30,299
Short-term borrowings	219,823	0.54	1,177	187,720	0.29	548	292,466	2.24	6,563
Long-term debt	634,217	3.17	20,135	616,763	3.99	24,621	865,717	3.83	33,129
Total interest-bearing liabilities	3,531,123	1.19	42,101	4,100,406	1.65	67,715	4,380,295	2.33	101,997
Noninterest-bearing deposits	581,857			594,888			592,697
Other liabilities	66,943			72,083			70,496
Total liabilities	4,179,923			4,767,377			5,043,488
Shareholders’ equity	178,321			570,544			599,861
Non-controlling interests	10,015			10,037			10,060
Total equity	188,336			580,581			609,921
Total liabilities and equity	$4,368,259			$5,347,958			$5,653,409

Net interest income			$119,228			$176,687			$204,848

Net interest margin		2.91%			3.62%			4.02%

______________________________________

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Table 2.  Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:			Due to Change In:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$1,080	$549	$1,629	$973	$(752)	$221
Federal funds sold	(9)	-	(9)	48	(122)	(74)
Taxable investment securities	(11,324)	(5,368)	(16,692)	7,982	(6,417)	1,565
Tax-exempt investment securities	(4,872)	330	(4,542)	(2,384)	303	(2,081)
Loans and leases, net of unearned income	(55,418)	(8,041)	(63,459)	(28,943)	(32,667)	(61,610)
Federal Home Loan Bank stock	-	-	-	-	(464)	(464)
Total interest earning assets	(70,543)	(12,530)	(83,073)	(22,324)	(40,119)	(62,443)

Interest-bearing liabilities
Interest-bearing demand deposits	185	(651)	(466)	154	337	491
Savings and money market deposits	(2,042)	(4,372)	(6,414)	2,560	(3,160)	(600)
Time deposits under $100,000	(2,847)	(4,522)	(7,369)	(242)	(2,930)	(3,172)
Time deposits $100,000 and over	(6,054)	(1,454)	(7,508)	(6,617)	(9,861)	(16,478)
Short-term borrowings	93	536	629	(2,346)	(3,669)	(6,015)
Long-term debt	696	(5,182)	(4,486)	(9,535)	1,027	(8,508)
Total interest-bearing liabilities	(9,969)	(15,645)	(25,614)	(16,026)	(18,256)	(34,282)

Net interest income	$(60,574)	$3,115	$(57,459)	$(6,298)	$(21,863)	$(28,161)

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $119.2 million in 2010, decreasing by $57.5 million, or 32.5%, from $176.7 million in 2009, which decreased by $28.2 million, or 13.7%, from net interest income of $204.8 million recognized in 2008. The decrease in net interest income for 2010 was primarily the result of a significant reduction in average loans and leases and investment securities as we continued our efforts to reduce our credit risk exposure, downsize our balance sheet and improve our liquidity position. The decrease in net interest income also reflects a 107 basis points (“bp”) decline in average yields earned on our interest earning assets, which outpaced the 46 bp decrease in average rates paid on our interest-bearing liabilities. The decrease in average yields earned on our interest earning assets was directly attributable to the declining interest rate environment, reductions in our higher yielding commercial real estate loan portfolios, and our decision to maximize liquidity by maintaining significant balances in lower yielding cash and cash equivalent accounts.

In December 2010, we paid down long-term borrowings at the FHLB totaling $106.0 million with a weighted average interest rate of 4.78%. Prepaying these long-term borrowings resulted in the recognition of a one-time loss on the early extinguishment of debt totaling $5.7 million.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 85.6%, 82.5% and 85.8% of interest income in 2010, 2009 and 2008, respectively, as well as interest earned on investment securities, which represented 13.2%, 17.4% and 14.0% of interest income, respectively. Interest income expressed on a taxable-equivalent basis of $161.3 million in 2010 decreased by $83.1 million, or 34.0%, from the $244.4 million earned in 2009, which decreased by $62.4 million, or 20.4%, from the $306.8 million earned in 2008.

As depicted in Table 2, the decrease in interest income in 2010 from the prior year was due primarily to significant decreases in average loan and lease and investment securities balances and the average loan yields earned thereon. The $1.0 billion decrease in average loan and lease balances contributed to $55.4 million of the current year reduction in interest income, while the 29 bp decrease in average loan yields in 2010 contributed to $10.9 million of the current year reduction. The drop in average loan and lease balances were impacted by the sale of approximately $193.4 million in loans that were originated for investment as we sought to reduce our credit risk exposure, as well as $200.0 million in loan charge-offs that occurred in 2010. The $264.6 million decrease in average taxable investment securities contributed to $11.3 million of the current year reduction in interest income, while the 92 bp decrease in average taxable investment securities yields in 2010 contributed to $7.8 million of the current year reduction. The $80.7 million decrease in average tax-exempt investment securities contributed to $4.9 million of the current year reduction in interest income. We anticipate that interest income will increase in 2011 if we close the Private Placement and are able to begin to deploy our excess cash and cash equivalents into higher yielding assets.

As depicted in Table 2, the drop in interest income in 2009 from 2008 was largely due to decreases in average loan yields and average loan and lease balances, as well as our planned efforts to improve balance sheet liquidity by maintaining higher balances in lower yielding cash equivalent accounts. In addition, higher nonaccrual loan balances further contributed to the decrease in 2009 from 2008. The 87 bp decrease in average loan yields in 2009 contributed to $32.7 million of the reduction in interest income, while the $463.1 million decrease in average loan and lease balances contributed to $28.9 million of the reduction. As the FRB kept the federal funds benchmark rate to a range of zero to 0.25% for all of 2009, loan repricings were negatively impacted. The drop in average loan and lease balances were impacted by the sale of approximately $278.2 million in loans that were originated for investment as we sought to reduce our credit risk exposure, as well as $265.7 million in loan charge-offs that occurred in 2009.

Interest Expense

In 2010, interest expense of $42.1 million decreased by $25.6 million, or 37.8%, compared to $67.7 million in 2009, which decreased by $34.3 million, or 33.6%, compared to $102.0 million in 2008.

Declines in average rates paid on interest-bearing liabilities were reflective of the FRB’s notably low interest rate policy that existed throughout 2010 and 2009 and contributed to the overall reduction in interest expense during the periods. In 2010, the average rate paid on interest-bearing liabilities decreased by 46 bp to 1.19% for 2010, compared to 1.65% in 2009. Decreases in average rates paid on savings and money market deposits of 40 bp, time deposits under $100,000 of 88 bp, time deposits $100,000 and over of 33 bp, and long-term borrowings of 82 bp were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of savings and money market of $226.9 million, time deposits under $100,000 of $116.2 million, and time deposits $100,000 and over of $349.9 million also contributed to the reduction of interest expense in 2010.

In 2009, the average rate paid on interest-bearing liabilities decreased by 68 bp to 1.65%, compared to 2.33% in 2008. Decreases in average rates paid on time deposits $100,000 and over of 123 bp, short-term borrowings of 195 bp, savings and money market deposits of 24 bp and time deposits under $100,000 of 46 bp were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of long-term debt of $249.0 million, time deposits $100,000 and over of $223.5 million and short-term borrowings of $104.7 million also contributed to the reduction of interest expense in 2009.

Net Interest Margin

Our net interest margin was 2.91%, 3.62% and 4.02% in 2010, 2009 and 2008, respectively. As described above, the decline in our net interest margin in both 2010 and 2009 can be attributed to lower yields on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate portfolio to improve our credit risk profile and our efforts to maximize balance sheet liquidity by maintaining elevated levels of lower yielding cash and cash equivalent accounts. Additionally, in conjunction with our recovery plan, we sold available for sale securities for gross proceeds of $439.4 million during the latter part of March 2010. Because a significant amount of these proceeds were held as cash and cash equivalents throughout the remainder of the year, our net interest margin was adversely impacted by the change in the character of these assets.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3.  Components of Other Operating Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Other service charges and fees	$15,418	$14,187	$14,062
Service charges on deposit accounts	11,831	15,458	14,738
Net gain on sales of residential loans	8,468	13,582	7,717
Gain on sale of property	7,698	3,612	-
Income from bank-owned life insurance	4,809	5,249	4,876
Income from fiduciary activities	3,204	3,759	3,921
Investment securities gains (losses)	831	(74)	265
Fees on foreign exchange	659	584	665
Equity in earnings of unconsolidated subsidiaries	468	759	561
Loan placement fees	391	982	814
Other than temporary impairment on securities
(net of $5,158 recognized in OCI for 2009)	-	(2,565)	-
Other	3,259	1,880	7,189
Total other operating income	$57,036	$57,413	$54,808

Total other operating income as a percentage of average assets	1.31%	1.07%	0.97%

Total other operating income of $57.0 million in 2010 decreased by $0.4 million, or 0.7%, over the $57.4 million earned in 2009, which increased by $2.6 million, or 4.8%, over the $54.8 million earned in 2008.

In 2010, we recorded lower gains on sales of residential loans of $5.1 million as refinance activity declined from the prior year record activity, lower service charges on deposit accounts of $3.6 million, and lower non-cash gains related to the ineffective portion of a cash flow hedge of $3.4 million.  Offsetting these decreases were higher unrealized gains on outstanding interest rate locks of $4.4 million, a higher gain on sale of property of $4.1 million, and higher other service charges and fees of $1.2 million, compared to 2009. In addition, in 2009 we recorded an other than temporary impairment (“OTTI”) charge on three non-agency collateralized mortgage obligations of $2.6 million.

In 2009, our wholly-owned residential mortgage subsidiary, CPHL, experienced a significant rise in refinancing and loan origination activity resulting in a considerable increase in net gain on sales of residential loans of $5.9 million, or 76.0%, over 2008. As mortgage rates remained near historical lows throughout 2009, coupled with the U.S. government’s First Time Homebuyer Tax Credit, CPHL was able to increase its loan production volume by 24.3% in 2009 over 2008. The growth experienced by CPHL over the past several years has enabled the Company to grow its market position in the residential mortgage market in Hawaii. Other operating income in 2009 also included a $3.6 million gain related to the sale of a parcel of land in 2009, lower unrealized gains on outstanding interest rate locks of $6.0 million when compared to 2008, and the aforementioned OTTI charge on three non-agency collateralized mortgage obligations totaling $2.6 million.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4.  Components of Other Operating Expense

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries and employee benefits	$56,613	$66,346	$67,019
Legal and professional services	17,755	13,989	12,138
Net occupancy	13,650	13,415	12,764
Foreclosed asset expense	9,067	8,651	7,360
Amortization and impairment of other intangible assets	7,061	6,123	8,412
Loss on early extinguishment of debt	5,685	-	-
Equipment	5,337	6,081	5,722
Communication expense	3,985	4,317	4,484
Computer software expense	3,625	3,428	3,446
Advertising expense	2,531	3,266	3,358
Write down of assets	1,460	4,963	23,796
Loss on sale of commercial real estate loans	-	-	1,874
Other	37,636	36,297	28,170
Total other operating expense (excluding goodwill impairment)	164,405	166,876	178,543
Goodwill impairment	102,689	50,000	94,279
Total other operating expense	$267,094	$216,876	$272,822

Total other operating expense as a percentage of average assets	6.11%	4.06%	4.83%

Total other operating expense of $267.1 million in 2010 increased by $50.2 million, or 23.2%, from total operating expense of $216.9 million in 2009, which decreased by $55.9 million, or 20.5%, compared to 2008. Excluding goodwill impairment charges, total other operating expense as a percentage of average assets was 3.76%, 3.12% and 3.16% in 2010, 2009 and 2008, respectively.

The increase in total other operating expense in 2010, compared to 2009, was the result of a higher goodwill impairment charge of $102.7 million in 2010, compared to $50.0 million in 2009, higher reserves for repurchased loans of $6.3 million, a nonrecurring loss on the early extinguishment of debt of $5.7 million, and higher legal and professional services expense of $3.8 million, partially offset by lower salaries and employee benefits of $9.7 million and lower credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and reserves on unfunded commitments) of $5.8 million.

The reduction in total operating expense in 2009, compared to 2008, was the result of lower goodwill impairment and write down of assets charges, partially offset by an increase in FDIC insurance of $8.9 million and an increase in reserve for unfunded commitments of $3.2 million over the prior year. The increase in FDIC insurance expense during 2009 was attributable to higher insurance rates, as well as a special assessment charge imposed on all FDIC-insured institutions. The special assessment charge amounted to $2.5 million, or five basis points of the bank’s total assets minus Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay their estimated quarterly risk-based assessments on December 30, 2009 for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however, certain financial institutions, including our bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. We expect FDIC insurance expense to remain elevated for the foreseeable future.

A key measure of operating efficiency tracked by management is the efficiency ratio. The efficiency ratio, as used by management, differs from comparable measures calculated and presented in accordance with GAAP in that it excludes unusual or non-recurring charges, losses, credits or gains. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Despite a current year decrease in other operating expenses (excluding goodwill impairment, write down of assets charges, and loss on early extinguishment of debt), our efficiency ratio increased to 82.83% in 2010, compared to 63.52% in 2009 and 53.93% in 2008. The increase in our efficiency ratio was primarily driven by the aforementioned decrease in net interest income.

The following table sets forth a reconciliation of total operating expenses as a percentage of net operating revenue to our efficiency ratio for each of the dates indicated:

Table 5. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2010	2009	2008

Total operating expenses as a percentage of net operating revenue	152.24%	91.61%	105.18%
Goodwill impairment	(58.53)	(21.12)	(36.35)
Amortization and impairment of other intangible assets	(1.64)	(1.21)	(1.07)
Foreclosed asset expense	(5.17)	(3.65)	(2.84)
Loss on commercial real estate loans	-	-	(0.72)
Write down of assets	(0.83)	(2.11)	(9.17)
Loss on counterparty financing transaction	-	-	(1.10)
Loss on early extinguishment of debt	(3.24)	-	-
Efficiency ratio	82.83%	63.52%	53.93%

Income Taxes

We did not recognize any income tax benefit in 2010, compared to $20.0 million in 2009 and $49.3 million in 2008, as we had a full valuation allowance established against our net DTAs throughout the year. A full valuation allowance was established against our net DTAs during the third quarter of 2009 primarily based upon the Company’s recent NOLs and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to the Company and trends in income/loss of the Company’s earnings.

In 2010, we increased our valuation allowance against our net DTAs by $74.2 million, or 71.0% to $178.8 million at December 31, 2010 from $104.6 million at December 31, 2009. Of the total increase to the valuation allowance, $70.5 million was recognized as a non-cash charge to income tax expense, while the remaining $3.7 million was charged against accumulated other comprehensive income (loss) (“AOCI”).

In 2009, we recorded a valuation allowance of $104.6 million against our net DTAs. Of the total valuation allowance, $101.8 million was recognized as a non-cash charge to income tax expense, while the remaining $2.8 million was charged against AOCI.

Our effective tax rate was 0% in 2010, 6.0% in 2009 and 26.3% in 2008. The Company continues to recognize a full valuation allowance against its net deferred tax assets, which resulted in no income tax benefit and a 0% effective tax rate in 2010. The change in the 2009 effective tax rate from 2008 was primarily attributable to the establishment of the previously mentioned valuation allowance against our net DTAs and was partially offset by a lower goodwill impairment charge, which is not deductible for income tax purposes.

Financial Condition

Total assets of $3.9 billion at December 31, 2010 decreased by $931.5 million, or 19.1%, from the $4.9 billion at year-end 2009, while total liabilities of $3.9 billion at December 31, 2010 decreased by $661.5 million, or 14.6%, from the prior year. The decrease in total assets in 2010 was the result of elevated loan charge-offs totaling $200.0 million as we recognized the losses associated with many of our problem assets, as well as management’s strategy to shrink our balance sheet in order to reduce targeted sectors of our loan portfolio to reduce credit risk and improve liquidity. In addition, we recorded a non-cash impairment charge of $102.7 million for the remaining goodwill associated with our Hawaii Market reporting unit.

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

Loans and leases totaled $2.2 billion at December 31, 2010, decreasing by $872.5 million, or 28.7%, from the $3.0 billion at year-end 2009, which decreased by $988.3 million, or 24.5%, from the $4.0 billion held at year-end 2008. The decrease in our loan portfolio in 2010 was representative of our concerted effort to reduce our exposure to certain sectors of the real estate markets in Hawaii and California. In 2010, we sold certain Hawaii and California commercial real estate and construction loans with a carrying value of $193.4 million. The reduction in loans and leases was also attributable to charge-offs during the year totaling $200.0 million, transfers to loans held for sale and other real estate during the year totaling $142.2 million, and declining loan demand from businesses as they continued to acclimate themselves to the changing economic environment during 2010. Accordingly, our construction and commercial mortgage loan portfolios decreased by $498.1 million, or 61.4%, and $210.0 million, or 21.6%, respectively, from the prior year.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6.  Loans by Categories

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Commercial, financial and agricultural	$207,980	$260,924	$384,423	$384,983	$404,259
Real estate:
Construction	313,785	811,895	1,124,976	1,222,214	1,139,585
Mortgage:
- residential	746,261	820,983	1,070,429	1,034,474	897,216
- commercial	760,306	970,285	1,211,896	1,237,563	1,158,755
Consumer	112,949	136,090	180,131	209,168	195,448
Leases	28,163	41,803	58,411	53,303	50,741
Total loans and leases	2,169,444	3,041,980	4,030,266	4,141,705	3,846,004
Allowance for loan and lease losses	(192,854)	(205,279)	(119,878)	(92,049)	(52,280)
Net loans	$1,976,590	$2,836,701	$3,910,388	$4,049,656	$3,793,724

The following table sets forth the geographic distribution of our loan portfolio and related allowance for loan and lease losses as of December 31, 2010.

Table 7.  Geographic Distribution

	Hawaii	California	Washington	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$204,385	$3,595	$-	$207,980
Real estate:
Construction	230,263	81,596	1,926	313,785
Mortgage:
- residential	741,372	4,889	-	746,261
- commercial	642,277	118,029	-	760,306
Consumer	112,949	-	-	112,949
Leases	28,163	-	-	28,163
Total loans and leases	1,959,409	208,109	1,926	2,169,444
Allowance for loan and lease losses	(176,341)	(16,398)	(115)	(192,854)
Net loans and leases	$1,783,068	$191,711	$1,811	$1,976,590

Commercial, Financial and Agricultural

Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals located in the state of Hawaii. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses could be greater in this loan category relative to secured loans where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Our historical approach to commercial lending involves teams of lending and cash management personnel who focused on relationship development including loans, deposits and other bank services to new and existing commercial clients.

Real Estate—Construction

Construction loans include both residential and commercial development projects. Each construction project is evaluated for economic viability. Construction loans pose higher credit risks than typical secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project and market risk at the time construction is complete.

The increase in our construction loan portfolio from 2005 through 2007 was representative of our historical focus on this segment and a real estate market that had been strong with increased development activity in all of our markets. However, beginning in the second half of 2007, some of our residential construction loans in California began exhibiting heightened levels of risk with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors, including declining real estate values. New construction lending was therefore substantially curtailed. In 2008, 2009 and 2010, real estate values continued to deteriorate in Hawaii and California, adding considerable pressure on our construction loan portfolio. As mentioned previously, in an effort to reduce our exposure to this sector and also because the Consent Order requires us to systematically reduce our construction loan portfolio, we sold portions of our construction loan portfolio, which included loans on projects in both Hawaii and California.

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8.  Mortgage Loan Portfolio Composition

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential:
1-4 units	$692,515	46.0%	$716,753	40.0%	$896,631	39.0%	$841,095	37.0%	$703,172	34.2%
5 or more units	53,746	3.6	104,230	5.8	173,798	8.0	193,379	8.5	194,044	9.4
Commercial, industrial and other	760,306	50.4	970,285	54.2	1,211,896	53.0	1,237,563	54.5	1,158,755	56.4
Total	$1,506,567	100.0%	$1,791,268	100.0%	$2,282,325	100.0%	$2,272,037	100.0%	$2,055,971	100.0%

Residential

Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences.  While our residential mortgage portfolio contains outstanding balances in the high-end, vacation, and investment property categories, we have not actively sought to originate these types of loans over the past several years. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.4 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable until recently, credit losses on residential mortgages had been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio. Given the current uncertainties in our local economy and increased stress within this portfolio, we have allocated additional resources and have increased our efforts to proactively identify, manage, and resolve credit quality issues.

Residential mortgage loan balances as of December 31, 2010 totaled $746.3 million, decreasing by $74.7 million, or 9.1%, over the $821.0 million held at year-end 2009, which decreased by $249.4 million, or 23.3%, over the $1.1 billion held at year-end 2008. The current year decrease was primarily the result of $23.0 million in transfers to other real estate and $21.0 million in loan charge-offs. As previously mentioned, residential mortgage originations remained strong throughout most of 2010 fueled by a rise in refinancing activity driven by the FRB’s actions to lower mortgage rates. Despite the strong origination volume, our residential mortgage portfolio continued to decline as the majority of these loans were sold in the secondary market.

Residential mortgage loans held for sale at December 31, 2010 totaled $34.4 million, a decrease of $31.3 million, or 47.5%, from the December 31, 2009 balance of $65.7 million, which increased by $36.0 million, or 121.2%, from the December 31, 2008 balance of $29.7 million. In 2009 and 2008, we securitized certain residential mortgage loans with an outstanding principal balance of $50.1 million and $36.5 million, respectively, with a U.S. Government sponsored entity. In 2010, we did not securitize any residential mortgage loans.

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

Since the latter part of 2007, our commercial real estate loan portfolio has been significantly impacted by an increase in loan delinquencies and defaults, as well as declining collateral values in Hawaii and California. Furthermore, the financial capacity of many of our sponsors and guarantors supporting our commercial real estate loans has been diminished. If these real estate markets deteriorate further or fail to improve, we could experience increased loan delinquencies and additional defaults from our commercial real estate portfolio.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9.  Consumer Loan Portfolio Composition

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$66,955	59.2%	$87,721	64.5%	$129,092	71.7%	$158,390	75.7%	$148,485	76.0%
Other revolving credit plans	34,396	30.5	36,665	26.9	36,445	20.2	29,259	14.0	29,932	15.3
Other	11,598	10.3	11,704	8.6	14,594	8.1	21,519	10.3	17,031	8.7
Total	$112,949	100.0%	$136,090	100.0%	$180,131	100.0%	$209,168	100.0%	$195,448	100.0%

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

Consumer loans totaled $112.9 million at December 31, 2010, decreasing by $23.2 million, or 17.0%, from 2009’s year-end balance of $136.1 million, which decreased by $44.0 million, or 24.4%, compared to the $180.1 million held at year-end 2008. Automobile loans, primarily indirect dealer loans, comprised 59.2% of consumer loans outstanding.

Total automobile loans of $67.0 million at year-end 2010 decreased by $20.7 million, or 23.7%, from 2009’s year-end balance of $87.7 million, which decreased by $41.4 million, or 32.0%, from $129.1 million at year-end 2008. Consistent with national trends, the decrease in automobile loans over the past few years is reflective of the decline in automobile purchases experienced in Hawaii.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $263.3 million at December 31, 2010, compared to $236.1 million in the prior year, while remaining interest reserves was $2.9 million at December 31, 2010, compared to $7.2 million at December 31, 2009.  Our remaining interest reserves have decreased considerably over the past few years and as of December 31, 2010, only represented 1.1% of the principal balance of loans with interest reserves.  The decrease in our level of interest reserves is a direct result of our reduced construction lending activity.

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

Our process for determining that construction projects are moving as planned are detailed in our lending policies and guidelines. Prior to approving a loan, the Company and borrower generally agree on a construction budget, a pro forma monthly disbursement schedule, and sales/leaseback assumptions. As each project progresses, the projections are measured against actual disbursements and sales/lease results to determine if the project is on track and performing as planned.

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

•                  Verification that the work completed is in conformance with plans and specifications and items for which disbursement is requested are within budget; and

•                  Determination that there continues to be satisfactory project progress.

In certain rare circumstances, we may decide to extend, renew, and/or restructure the terms of a construction loan. Reasons for the restructure can range from cost overruns to project delays and the restructuring can result in additional funds being advanced or an extension of the maturity date of the loan. Prior to the loan being restructured, our policy is to perform a detailed analysis to ensure that the economics of the project remain feasible and that the risks to the Company are within acceptable lending guidelines.

Concentrations of Credit Risk

As of December 31, 2010, approximately $1.8 billion, or 84% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans. We grew these portfolios as real estate values rose along with activity in the real estate industry in 2006 and 2007. Since then, the real estate markets in both California and Hawaii have been impacted by broader economic trends, which resulted in sharp declines in real estate values beginning in the latter part of 2007.

Our high concentration of lending in the real estate industry led to rapid deterioration in our asset quality, namely elevated delinquencies and loan charge-offs, which led to the recognition of significant credit costs starting in third quarter of 2007 and continuing through 2010.

As the real estate market continued to deteriorate, we ceased originating commercial real estate loans on the mainland starting in April 2008 and our mainland personnel focused their efforts on reducing our exposure to this sector. Similarly, we reduced commercial real estate lending in Hawaii and stopped originating new construction loans in Hawaii. In addition to reducing our exposure to the mainland, we also made a concerted effort to achieve targeted reductions in certain sectors of our Hawaii commercial real estate portfolio. During fiscal 2010, we reduced our construction and commercial real estate loan portfolios by $708.1 million.

Substantially all of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii, California and Washington. Consistent with our focus of being a Hawaii-based bank, 90% of our loan portfolio was concentrated in the Hawaii market while 10% was concentrated on the mainland (10% in California and less than 1% in Washington).

Our foreign credit exposure as of December 31, 2010 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 10 sets forth the maturity distribution of the loan portfolio at December 31, 2010. Table 11 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 10.  Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$65,942	$62,807	$79,231	$207,980
Real estate - construction	255,563	46,588	11,634	313,785
Total	$321,505	$109,395	$90,865	$521,765

At year-end 2010, 61.6% of our commercial and construction loans had maturities of one year or less, decreasing from the prior year’s proportion of 62.4%, and loans in the one-through-five-years category decreased to 21.0% in 2010 from 28.8% at year-end 2009. Meanwhile, loans in the greater-than-five-years category increased to 17.4% from 8.8% due to the aforementioned decreases in the shorter maturity categories.

Table 11.  Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one
	through	Over five
	five years	years	Total
	(Dollars in thousands)

With fixed interest rates	$46,701	$23,054	$69,755
With variable interest rates	62,694	67,811	130,505
Total	$109,395	$90,865	$200,260

Of the loans with maturities in excess of one year at year-end 2010, 34.8% had fixed interest rates, while 65.2% had variable rates, which compares to 28.6% and 71.4%, respectively, at year-end 2009. The change in mix of fixed and variable rate loans in 2010 reflects the overall decrease in our construction loan portfolio, which is comprised mostly of variable rate loans.

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

Provision and Allowance for Loan and Lease Losses

As described above under “—Critical Accounting Policies and Use of Estimates,” the Provision is determined by management’s ongoing evaluation of the loan portfolio and our assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

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

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 12. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Average amount of loans outstanding	$2,716,090	$3,745,964	$4,209,045	$4,021,094	$3,689,979

Allowance for loan and lease losses:
Balance at beginning of year	$205,279	$119,878	$92,049	$52,280	$52,936

Charge-offs:
Commercial, financial and agricultural	7,550	20,168	2,097	5,836	2,103
Real estate - construction	126,829	188,581	139,557	6,433	-
Real estate - mortgage - residential	21,042	16,563	383	379	-
Real estate - mortgage - commercial	41,280	34,156	-	-	-
Consumer	3,242	4,058	3,518	3,544	4,148
Leases	19	2,182	131	-	19
Total	199,962	265,708	145,686	16,192	6,270

Recoveries:
Commercial, financial and agricultural	2,421	453	295	876	2,134
Real estate - construction	13,902	450	40	7	-
Real estate - mortgage - residential	1,016	85	103	232	92
Real estate - mortgage - commercial	9,303	26	12	12	13
Consumer	1,259	1,294	1,397	1,831	2,017
Leases	88	-	-	2	8
Total	27,989	2,308	1,847	2,960	4,264
Net loans charged off	171,973	263,400	143,839	13,232	2,006

Provision charged to operations	159,548	348,801	171,668	53,001	1,350

Balance at end of year	$192,854	$205,279	$119,878	$92,049	$52,280

Ratios:
Allowance for loan and lease losses to loans and leases outstanding at end of year	8.89%	6.75%	2.97%	2.22%	1.36%

Net loans charged off during year to average loans and leases outstanding during year	6.33%	7.03%	3.42%	0.33%	0.05%

Our Allowance at December 31, 2010 totaled $192.9 million, which represented a decrease of $12.4 million, or 6.1%, from year-end 2009. Despite the decrease, when expressed as a percentage of total loans, our Allowance increased to 8.89% at December 31, 2010, from 6.75% at year-end 2009. The decrease in our Allowance during 2010 was a result of $172.0 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the residential and commercial construction markets in California and Hawaii, offset by the $159.5 million Provision recognized during the current year. During 2010, we adjusted the general reserve factors used to calculate the Allowance for our commercial mortgage portfolios both in Hawaii and on the mainland, as well our residential mortgage loan portfolio, including the owner occupied, investor, and home equity segments. Our decision to increase the general reserves established for these loan categories were made after considering various quantitative and qualitative factors. These considerations included, but were not limited to, our recent loss history, a revised assessment of projected national and local economic and market conditions, the potential negative impact that the weak commercial and residential real estate markets may have on these portfolios, and input from our regulators.

The increase in our Allowance as a percentage of total loans and leases from year-end 2009 to year-end 2010 is consistent with the increased risk profile of our loan portfolio given the deterioration we saw in the commercial real estate markets in Hawaii and California, as well as the uncertainty existing in the national and local economic environments. Similarly, our Allowance as a percentage of our nonperforming assets also increased significantly from 41.07% at December 31, 2009 to 63.69% at December 31, 2010.

Despite the current year decrease in our nonperforming assets from $499.8 million at year-end 2009 to $302.8 million at year-end 2010 and our belief that we have begun to see initial signs of stabilization in the overall economy and the commercial real estate markets in Hawaii and on the mainland, the increase in our Allowance as a percentage of both our total loans and nonperforming assets was deemed appropriate to reflect the potential risk still inherent in our loan portfolio as evidenced by the increased charge-off activity that we experienced during 2010, the fact that we continue to experience downward, albeit slower, negative credit migration, and to consider the risk of further declines in property values securing our commercial and residential mortgage loans.

Various regulatory agencies periodically perform independent reviews of our Allowance and our Allowance methodology. Based on their reviews, these agencies may require us to increase our Allowance based on their judgments about information available to them at the time of their examination.

Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen preliminary signs of stabilization, we cannot determine when, or if, the challenging market conditions that we experienced over the past three years will improve and whether or not the recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management’s risk assessment and estimated loss rate.  During fiscal 2010, we enhanced our existing methodology for computing general reserves to include a more granular segmentation of our loan categories with recognition of specific risk characteristics by loan type, risk migration history and geography.  While our overall ALLL methodology did not change from previous periods, we believe the application of our existing methodology to a more detailed segmentation of our loan portfolio improves the quality of our ALLL calculation to better reflect the risks inherent in each of our loan categories.

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

Table 13. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
	for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
	and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)

Commercial, financial and agricultural	$13,400	9.6%	$11,000	8.6%	$11,100	9.5%	$5,100	9.3%	$8,100	10.6%
Real estate:
Construction	76,600	14.5	114,300	26.7	71,800	27.9	60,800	29.5	19,400	29.6
Mortgage:
Residential	31,800	34.4	23,900	27.0	6,600	26.6	6,600	25.0	5,600	23.3
Commercial	64,300	35.0	44,300	31.9	19,100	30.1	10,500	29.8	9,600	30.1
Consumer	3,200	5.2	4,600	4.4	3,900	4.5	4,300	5.1	4,100	5.1
Leases	1,600	1.3	1,100	1.4	1,300	1.4	700	1.3	500	1.3
Unallocated	1,954	-	6,079	-	6,078	-	4,049	-	4,980	-
Total	$192,854	100.0%	$205,279	100.0%	$119,878	100.0%	$92,049	100.0%	$52,280	100.0%

The increase in the allocation amounts for certain loan categories as noted above was necessary in light of increased losses and the challenging economic conditions referred to previously.

The Allowance allocated to commercial loans at year-end 2010 totaled $13.4 million, compared to $11.0 million at year-end 2009, representing 6.4% and 4.2% of total commercial loans, respectively.

The Allowance allocated to construction loans totaled $76.6 million, or 24.4%, of construction loans at year-end 2010, compared to $114.3 million, or 14.1%, of construction loans outstanding at year-end 2009. The decrease in the ending Allowance amount was primarily due to net charge-offs recorded during 2010 and the significant decrease in the construction loan portfolio. The increase in the Allowance, as a percentage of construction loans, is directly attributable to the elevated risk still inherent in this portfolio resulting from the recent deterioration of the Hawaii and California real estate construction markets and the reduced collateral values securing our outstanding balances.

The Allowance allocated to our residential mortgage loans increased to $31.8 million, or 4.3%, of total residential mortgage loans at December 31, 2010, compared to $23.9 million, or 2.9%, of related loans at year-end 2009. The increase in the Allowance allocated to our residential mortgage loan portfolio reflects the increased risk characteristics inherent in this loan category, including our owner occupied, investor, and home equity portfolios. During the year, we experienced higher delinquencies, increased strain on some of our borrowers, and continued pressure on property values, as well as a rise in residential foreclosures in Hawaii.

Commercial mortgage loans were allocated an Allowance of $64.3 million, or 8.5%, of those loans at December 31, 2010, compared to $44.3 million, or 4.6%, of commercial mortgage loans at year-end 2009. An overall rise in criticized loan balances and downward risk grading migration resulting from the depressed real estate sector, as well as the uncertainty that still exists in the national and local economies which led to an increase in the amount of Allowance allocated to this category during the year.

The allocated Allowance for consumer loans at December 31, 2010 decreased to $3.2 million from $4.6 million in the prior year, representing 2.8% of total consumer loans in 2010, compared to 3.4% in 2009.

We also allocated an Allowance for leases of $1.6 million, or 5.7%, of total leases, compared to $1.1 million, or 2.6%, of total leases as of year-end 2009.

We decreased the unallocated portion of the Allowance to $2.0 million at December 31, 2010, compared to $6.1 million at December 31, 2009. Given that more known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance, we believe that maintaining the unallocated portion of the Allowance at the current level is reasonable. In the event that the overall volatility of present and future economic conditions, as well as the inherent uncertainty of the estimates and assumptions incorporated into our assessments change in the future, we will evaluate and, if necessary, adjust the level of our unallocated Allowance.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 14. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$982	$8,377	$1,426	$231	$3,934
Real estate:
Construction	182,073	362,557	119,178	61,017	-
Mortgage:
- residential	47,560	55,603	6,162	-	5,024
- commercial	14,464	45,847	5,462	293	-
Consumer	225	-	-	-	-
Leases	-	466	335	-	-
Total nonaccrual loans	245,304	472,850	132,563	61,541	8,958
Other real estate	57,507	26,954	11,220	-	-
Total nonperforming assets	302,811	499,804	143,783	61,541	8,958

Accruing loans delinquent for 90 days or more
Commercial, financial & agricultural	-	-	-	18	88
Real estate:
Construction	6,550	228	-	-	-
Mortgage:
- residential	1,800	2,680	582	586	364
Consumer	181	232	488	299	457
Leases	-	152	-	-	-
Total accruing loans delinquent for 90 days or more	8,531	3,292	1,070	903	909

Restructured loans still accruing interest
Real estate:
Construction	-	2,745	-	-	-
Mortgage:
- residential	13,401	3,565	-	-	-
Total restructured loans still accruing interest	13,401	6,310	-	-	-

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$324,743	$509,406	$144,853	$62,444	$9,867

Total nonperforming assets as a percentage of loans and leases, loans held for sale and other real estate	13.18%	15.85%	3.52%	1.47%	0.23%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale and other real estate	13.56%	15.96%	3.55%	1.49%	0.25%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases, loans held for sale and other real estate	14.14%	16.16%	3.55%	1.49%	0.25%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $302.8 million at December 31, 2010, compared to $499.8 million at year-end 2009. Nonperforming assets at December 31, 2010 were comprised of $210.0 million in nonaccrual loans, $35.3 million in nonperforming loans classified as held for sale and $57.5 million in other real estate.

The decrease in 2010 was partially attributable to sales of $134.6 million in loans and property including $34.0 million in Hawaii construction and development loans, $12.8 million in Hawaii construction and development foreclosed properties, $6.8 million in Hawaii commercial mortgage loans, $5.6 million in Hawaii residential mortgage foreclosed properties, $25.3 million in mainland construction and development loans, $5.0 million in mainland construction and development loans held for sale, $12.0 million in mainland construction and development foreclosed properties, $24.8 million in mainland commercial mortgage loans, and $8.3 million in mainland commercial mortgage loans held for sale.

Also contributing to the decrease were partial and full charge-offs of $125.3 million in loans, including $73.8 million in Hawaii construction and development loans, $9.2 million in Hawaii commercial mortgage loans, $5.6 million in Hawaii residential mortgage loans, $2.4 million in Hawaii commercial loans, $23.6 million in mainland construction and development loans, and $10.7 million in mainland commercial mortgage loans and write-downs of loans held for sale and foreclosed properties totaling $7.6 million.

Offsetting these decreases were additions of $96.1 million in Hawaii construction and development loans, $42.2 million in Hawaii residential mortgage loans, $21.3 million in Hawaii commercial mortgage loans, $3.1 million in Hawaii commercial loans, $40.7 million in mainland construction and development loans, and $25.3 million in mainland commercial mortgage loans.

Loans delinquent for 90 days or more still accruing interest totaled $8.5 million at December 31, 2010, compared to $3.3 million at December 31, 2009.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 15. Distribution of Investment Securities

	December 31,
	2010		2009		2008
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Government sponsored entities debt securities	$-	$201,855	$-	$207,643	$-	$99,929
States and political subdivisions	500	12,619	500	51,485	1,984	124,390
U.S. Government sponsored entities mortgage-backed securities	2,328	486,964	4,204	613,088	6,713	411,308
Non-agency collateralized mortgage obligations	-	17	-	46,469	-	106,091
Other	-	1,062	-	970	-	882
Total	$2,828	$702,517	$4,704	$919,655	$8,697	$742,600

Investment securities totaled $705.3 million at December 31, 2010, decreasing by $219.0 million, or 23.7%, from the $924.4 million held at December 31, 2009, which increased by $173.1 million, or 23.0%, from the $751.3 million at year-end 2008.

In the first quarter of 2010, as part of our recovery plan, we completed the sale of certain available for sale investment securities and received gross proceeds of $439.4 million. Gross realized gains and losses on the sales of the available for sale investment securities were $9.6 million and $8.8 million, respectively. We did not sell any available for sale investment securities during the second, third or fourth quarters of 2010. The basis on which the cost of all securities sold was determined using the specific identification method.

In addition to these sales, in the first quarter of 2010, we transferred certain securities formerly classified as available for sale to trading securities as we intended to sell these securities in the near-term as part of our recovery plan. In the second quarter of 2010, we sold $23.2 million of these trading securities and in the fourth quarter of 2010, we sold the remaining $21.6 million of securities classified as trading. Gross realized gains and losses on the sale of these securities were $0.8 million and $0.1 million, respectively. The transfer of these securities to the trading category was accounted for at fair value.

The net decrease in investment securities in 2010 was reflective of our intent to strengthen our liquidity position and reduce our balance sheet in connection with our recovery plan as further described in “—Capital Resources” below and Note 2 of the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2010.

Table 16. Maturity Distribution of Investment Portfolio

		Weighted
	Carrying	average
Portfolio Type and Maturity Grouping	value	yield (1)
	(Dollar in thousands)
Held-to-maturity portfolio:
States and political subdivisions:
Within one year	$-	-%
After one but within five years	500	6.28
After five but within ten years	-	-
After ten years	-	-
Total States and political subdivisions	500	6.28

U.S. Government sponsored entities mortgage-backed securities:
Within one year	-	-
After one but within five years	2,289	3.87
After five but within ten years	-	-
After ten years	39	6.79
Total U.S. Government sponsored entities mortgage-backed securities	2,328	3.92

Total held-to-maturity portfolio	$2,828	4.34%

Available-for-sale portfolio:
U.S. Government sponsored entities debt securities:
Within one year	$12,542	0.47%
After one but within five years	174,253	1.97
After five but within ten years	15,060	3.75
After ten years	-	-
Total U.S. Government sponsored entities debt securities	201,855	2.01

States and political subdivisions:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	7,338	7.58
After ten years	5,281	7.92
Total States and political subdivisions	12,619	7.72

U.S. Government sponsored entities mortgage-backed securities:
Within one year	2,360	4.48
After one but within five years	10,612	3.81
After five but within ten years	117,077	2.58
After ten years	356,915	3.01
Total U.S. Government sponsored entities mortgage-backed securities	486,964	2.93

Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	1,079	6.07
Total Other	1,079	6.07

Total available-for-sale portfolio	$702,517	2.76%

Total investment securities	$705,345	2.77%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2010, the weighted average yield of the investment portfolio decreased by 138 bp to 2.77% from the prior year. The decrease in yield reflects the declining interest rate environment throughout 2010.

Deposits

The primary source of our funding comes from deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing quality customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of non-interest bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits less than $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

During 2010, our total deposits of $3.1 billion decreased by $436.0 million, or 12.2%, from total deposits of $3.6 billion at December 31, 2009, which decreased by $342.7 million, or 8.8%, over the year-end 2008 balance of $3.9 billion. The decrease in deposits in 2010 was primarily attributable to a $354.5 million decrease in time deposits, largely due to a planned reduction in government owned accounts as part of our recovery plan initiative to downsize our bank.

Our core deposits of $2.8 billion at December 31, 2010, decreased by $155.0 million, or 5.3%, from $3.0 billion at December 31, 2009, which increased by $145.8 million or 5.2% from December 31, 2008. Core deposits as a percentage of total deposits stood at 89.2% at December 31, 2010, compared to 82.7% at December 31, 2009, and 71.7% at December 31, 2008. The increase in our core deposits as a percentage of total deposits reflects our efforts to improve the composition of our deposit base by placing a greater emphasis on demand and savings accounts and a reduced reliance on time deposits.

The table below sets forth information regarding the average deposits and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 55 bp in 2010, while savings and money market and interest-bearing demand deposit rates decreased by 40 bp and 9 bp, respectively. The average rate paid on all deposits in 2010 decreased to 0.64% from 1.09% in 2009 and 1.63% in 2008. The drop in average rates paid in 2010 was attributable to the declining interest rate environment in which we, as well as other financial institutions throughout the country, operated in during 2010.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$581,857	-%	$594,888	-%	$592,697	-%
Interest-bearing demand deposits	619,070	0.14	544,910	0.25	463,776	0.19
Savings and money market deposits	1,092,378	0.50	1,319,228	0.90	1,094,690	1.14
Time deposits	965,635	1.49	1,431,785	2.04	1,663,646	2.94
Total	$3,258,940	0.64%	$3,890,811	1.09%	$3,814,809	1.63%

We expect overall deposit rates to remain suppressed in 2011 in response to the FRB’s current monetary policy of keeping interest rates low.  In addition to the external interest rate environment, the overall direction of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts as part of the Dodd-Frank Act as further described in “Item 1A. Risk Factors.”

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2010.

Table 18. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$202,480	$-	$-	$-	$202,480
Long-term debt	181,010	163,771	1,077	113,945	459,803
Pension plan obligations	2,546	5,094	5,120	28,628	41,388
Operating leases	8,089	13,752	10,448	30,132	62,421
Purchase obligations	6,228	3,246	1,096	-	10,570
Total	$400,353	$185,863	$17,741	$172,705	$776,662

Components of short-term borrowings and long-term debt are discussed in Notes 13 and 14, respectively, to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Operating leases represent leases on bank premises as discussed in Note 19 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Purchase obligations represent other contractual obligations to purchase goods or services at specified terms over a period in excess of one year including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 17 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $66.1 million at December 31, 2010, a decrease of $269.9 million, or 80.3%, from the $336.0 million at December 31, 2009, which decreased by $190.3 million, or 36.2%, from 2008. When expressed as a percentage of total assets, shareholders’ equity decreased to 1.7% at December 31, 2010, from 6.9% at December 31, 2009 and 9.7% at December 31, 2008.

On January 9, 2009, we issued $135.0 million in TARP Preferred Stock in connection with our participation in the Treasury’s TARP CPP. The TARP Preferred Stock qualifies as a component of Tier 1 capital. We began deferring dividend payments on the TARP Preferred Stock in the third quarter of 2009 as further described below.

Our tangible common equity ratio (defined as average tangible equity less preferred stock divided by average assets less average intangible assets) was (2.20)% at December 31, 2010, compared to 1.68% at December 31, 2009 and 6.59% at December 31, 2008. Our book value per share was $(42.18), $136.50 and $366.34 at year-end 2010, 2009 and 2008, respectively. The declines in our tangible common equity ratio and book value per share were the result of continued operating losses primarily driven by increased credit costs, goodwill impairment charges and the valuation allowance established against our net DTAs.

As part of our recapitalization plan, we executed agreements under which we intend to sell $325 million in common stock in the Private Placement and consummate the TARP Exchange.  For further information, see the “Business — General” section above.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009, as well as on our TARP Preferred Stock. During the deferral period, which currently stands at six consecutive quarters, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures and the deferred dividends on our outstanding TARP Preferred Stock. At December 31, 2010, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $5.1 million and accrued dividends and interest on our outstanding TARP Preferred Stock was $11.4 million. Assuming the completion of the Private Placement, we will seek regulatory approval to pay all deferred payments under our trust preferred securities.

The FRB has determined that certain cumulative preferred securities having the characteristics of the trust preferred securities qualify as non-controlling interest, and are included in CPF’s Tier 1 capital.

Recovery Plan

As previously discussed, in an effort to improve our overall financial health and meet the conditions of the Consent Order and the FRB Agreement, we have been aggressively pursuing all available alternatives to improve our capital ratios, including raising a substantial amount of new capital and reducing assets, as part of a recovery plan that was first adopted and implemented in March 2010.  Further details about our recovery plan and the progress we have made to date can be found in Note 2 of accompanying consolidated financial statements under the caption “Recovery Plan.”

Capital Requirements

The Consent Order required, among other things, that the bank increase its Tier 1 capital to maintain a minimum leverage capital ratio of at least 10% and total risk-based capital ratio of at least 12% by March 31, 2010. As of March 31, 2010 and at December 31, 2010, the bank was not in compliance with the minimum ratios required by the Consent Order.

Assuming completion of the Private Placement in February 2011, our capital ratios are expected to exceed the minimum levels required by the Consent Order.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. All of the funds CPF received from the sale of the TARP Preferred Stock were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, as well as dividends on the TARP Preferred Stock and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. CPF has limited capital resources to meet these obligations. As described above, CPF deferred the payment of dividends on our TARP Preferred Stock and trust preferred securities (along with interest on the related junior subordinated debentures) beginning in the third quarter of 2009. CPF has not received dividends from the bank since September 2008 and does not anticipate receiving dividends from the bank in the foreseeable future. For further information, see “Dividends — Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

As of December 31, 2010, on a stand alone basis, CPF had an available cash balance of approximately $6.0 million in order to meet its ongoing obligations. Assuming the Private Placement is completed, CPF will retain a portion of the proceeds to fund its ongoing obligations.  While we expect these transactions to close in February of 2011, there is no assurance that we will be able to satisfy all of the remaining closing requirements on a timely basis.  If we do not complete the Private Placement on a timely basis, CPF will need additional funds to continue meeting its financial obligations sometime during the second half of 2011.  If this were to occur, CPF will seek approval from its regulators to obtain temporary financial support from the bank.  No agreement as to any such support has yet been obtained.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2010. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 19. Rate Sensitivity of Assets, Liabilities and Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$729,014	$-	$-	$-	$-	$-	$729,014
Investment securities	126,709	69,033	102,208	187,414	216,996	2,985	705,345
Loans held for sale	34,448	-	-	-	-	35,300	69,748
Loans and leases	682,390	211,114	281,358	449,471	335,767	209,344	2,169,444
Federal Home Loan Bank stock	-	-	-	-	-	48,797	48,797
Other assets	-	-	-	-	-	215,703	215,703
Total assets	$1,572,561	$280,147	$383,566	$636,885	$552,763	$512,129	$3,938,051

Liabilities and Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$611,744	$611,744
Interest-bearing deposits	1,916,365	239,521	238,287	101,442	25,588	-	2,521,203
Short-term borrowings	202,480	-	-	-	-	-	202,480
Long-term debt	308,753	221	30,460	113,662	6,707	-	459,803
Other liabilities	-	-	-	-	-	66,766	66,766
Equity	-	-	-	-	-	76,055	76,055
Total liabilities and equity	$2,427,598	$239,742	$268,747	$215,104	$32,295	$754,565	$3,938,051

Interest rate sensitivity gap	$(855,037)	$40,405	$114,819	$421,781	$520,468	$(242,436)	$-

Cumulative interest rate sensitivity gap	$(855,037)	$(814,632)	$(699,813)	$(278,032)	$242,436	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2010, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	4.67%
–100bp	(3.73)%

Table 20. Interest Rate Sensitivity

	Expected Maturity Within
								Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$729,014	$-	$-	$-	$-	$-	$729,014	$729,014
Weighted average interest rates	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%

Fixed rate investments	$293,671	$100,056	$87,357	$57,626	$43,865	$117,089	$699,664	$699,591
Weighted average interest rates	2.51%	3.03%	2.96%	2.92%	2.87%	2.97%	2.78%

Variable rate investments	$910	$738	$597	$483	$391	$1,505	$4,624	$4,777
Weighted average interest rates	1.49%	0.83%	2.48%	3.72%	4.28%	3.27%	2.56%

Equity investments	$-	$-	$-	$-	$-	$1,057	$1,057	$1,062
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$276,483	$161,743	$92,586	$62,360	$41,514	$178,978	$813,664	$680,479
Weighted average interest rates	6.05%	5.86%	5.73%	5.72%	5.66%	5.56%	5.83%

Variable rate loans	$604,588	$227,736	$123,285	$76,340	$49,863	$99,072	$1,180,884	$1,060,477
Weighted average interest rates	5.18%	5.20%	6.12%	6.43%	7.13%	7.05%	5.60%

Federal Home Loan Bank stock	$-	$-	$-	$-	$-	$48,797	$48,797	$48,797
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total - December 31, 2010	$1,904,666	$490,273	$303,825	$196,809	$135,633	$446,498	$3,477,704	$3,224,197
Total - December 31, 2009	$2,102,316	$674,859	$410,258	$243,687	$151,658	$445,750	$4,028,528	$3,852,850

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,729,361	$-	$-	$-	$-	$-	$1,729,361	$1,729,361
Weighted average interest rates	0.38%	0.00%	0.00%	0.00%	0.00%	0.00%	0.38%

Time deposits	$664,519	$79,312	$22,423	$11,513	$14,063	$12	$791,842	$793,333
Weighted average interest rates	1.21%	1.87%	1.75%	2.81%	2.64%	1.07%	1.34%

Short-term borrowings	$202,480	$-	$-	$-	$-	$-	$202,480	$202,351
Weighted average interest rates	0.58%	0.00%	0.00%	0.00%	0.00%	0.00%	0.58%

Long-term debt	$181,185	$150,804	$12,857	$590	$446	$113,921	$459,803	$407,175
Weighted average interest rates	2.29%	3.08%	4.72%	6.50%	6.62%	5.62%	3.45%

Total - December 31, 2010	$2,777,545	$230,116	$35,280	$12,103	$14,509	$113,933	$3,183,486	$3,132,220
Total - December 31, 2009	$3,159,289	$299,659	$224,152	$20,295	$12,981	$114,515	$3,830,891	$3,783,012

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources and decreasing our loan-to-deposit ratio from 85.2% at December 31, 2009 to 69.2% at December 31, 2010. In 2009, we sold certain Hawaii and California commercial real estate and construction loans with a carrying value of $180.2 million and Hawaii residential mortgage loans with an aggregate carrying value of $98.4 million. In 2010, we sold certain Hawaii and California commercial real estate and construction loans with a carrying value of $193.4 million.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a steady source of funds during the past three years. Cash provided by operating activities totaled $224.2 million in 2010, $131.1 million in 2009 and $274.0 million in 2008.  The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash provided by investing activities amounted to $752.9 million and $486.0 million in 2010 and 2009, respectively, compared to cash used in investing activities of $158.1 million in 2008. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2010 and 2009, net loan principal repayments accounted for $345.4 million and $328.4 million, respectively, of cash provided by investing activities, compared to net loan originations in 2008, which resulted in cash used in investing activities of $395.1 million. Net proceeds received from sales and maturities of investment securities totaled $164.2 million in 2010 and $113.5 million in 2008, compared to net purchases of investment securities of $123.9 million in 2009. Investing activities included proceeds from sales of loans originated for investment of $193.4 million in 2010, $278.6 million in 2009, and $112.9 million in 2008, securitized residential mortgage loans of $20.8 million in 2008, and other real estate of $29.5 million in 2010, $4.7 million in 2009, and $2.0 million in 2008. Investing activities in 2010 and 2009 also included proceeds from the sale of premises and equipment of $19.7 million and $7.2 million, respectively.

Cash used in financing activities totaled $674.7 million in 2010, $236.5 million in 2009 and $90.3 million in 2008. Deposit activities, borrowings and capital transactions represent the major components of financing activities. Net deposit contraction in 2010, 2009 and 2008 resulted in cash outflows of $436.0 million, $342.7 million and $91.2 million, respectively. Net cash outflows from long-term debt totaled $197.9 million in 2010, compared to $8.9 million of cash inflows in 2009 and $241.3 million of cash outflows in 2008. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily the issuance of preferred and common stock, dividends and stock repurchases totaled $0.9 million in cash outflows in 2010, compared to $134.3 million in cash inflows in 2009 resulting mainly from our participation in the TARP CPP and cash outflows of $21.3 million 2008.

For the holding company on a stand-alone basis, the primary source of funds in 2009 was the $134.4 million of proceeds received from the issuance of the TARP Preferred Stock under the TARP CPP, which was subsequently advanced to the bank.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, continued access to these sources may not be guaranteed due to the current volatile market conditions and the Company’s and bank’s financial positions.

The bank is a member of and maintained a $1.0 billion line of credit with the FHLB as of December 31, 2010. At December 31, 2010, short-term and long-term borrowings under this arrangement totaled $200.0 million and $351.3 million, respectively, compared to $549.2 million in long-term borrowings at December 31, 2009. The bank has maintained the $200.0 million in short-term borrowings since March 2010. There were no short-term borrowings at December 31, 2009. FHLB advances outstanding at December 31, 2010 were secured by interest-bearing deposits at the FHLB of $1.6 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $464.4 million and certain real estate loans totaling $309.6 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2010, our bank had additional unused FHLB advances available of approximately $101.8 million, however, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings under this arrangement.

As previously mentioned, in December 2010, the bank paid down long-term borrowings at the FHLB totaling $106.0 million with a weighted average interest rate of 4.78%. Prepaying these long-term borrowings resulted in the recognition of a one-time charge on the early extinguishment of debt totaling $5.7 million. See Note 14 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term borrowings.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank is required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. These changes in the collateral arrangement do not affect the level of credit available to the bank. At December 31, 2010, the maximum borrowing term allowed to the bank by the FHLB was two years, and the bank has a credit line of 25% of total assets.

The bank also maintained a $45.0 million line of credit with the Federal Reserve discount window as of December 31, 2010. There were no borrowings under this arrangement at December 31, 2010 and 2009. Advances under this arrangement are secured by certain real estate loans totaling $166.2 million. At December 31, 2010, the entire $45.0 million was available to the bank for future borrowings; however, the Federal Reserve has a right to decline to make advances under this line of credit. At December 31, 2010, the bank was not eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. See Note 13 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Our liquidity may be negatively impacted by unforeseen demands on cash. Over the past few years, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued through 2010. While market conditions have begun to show signs of improvement, it is still difficult for financial institutions to obtain funds by selling loans in the secondary market or through borrowings. Our liquidity may be further strained if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or questions as to our ability to continue as a going concern.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to complete our planned recapitalization, improve our risk profile, improve our financial results, and comply with the provisions of the Consent Order. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by further weakness in the financial markets and industry-wide reductions in liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 24 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

Impact of New Accounting Standards

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (“TDRs”) in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferral will allow the FASB to complete its deliberations on what constitutes a TDR, and to coordinate the effective dates of the new disclosures about TDRs for public entities in ASU 2010-20 and the guidance for determining what constitutes a TDR. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Central Pacific Financial Corp. will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company entered into a consent order dated December 8, 2009 with its primary banking regulators that among other things restricts certain operations and requires the Company to increase its leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010 and maintain such levels thereafter. The Company failed to meet the aforementioned capital ratio requirements as well as other requirements of the consent order. This situation raises substantial doubt about Central Pacific Financial Corp.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Honolulu, Hawaii

February 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Honolulu, Hawaii

February 9, 2011

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

	(Dollars in thousands)
Assets
Cash and due from banks	$61,725	$87,897
Interest-bearing deposits in other banks	729,014	400,470
Investment securities:
Available for sale, at fair value	702,517	919,655
Held to maturity, at amortized cost (fair value of $2,913 at December 31, 2010 and $4,804 at December 31, 2009)	2,828	4,704

Total investment securities	705,345	924,359

Loans held for sale	69,748	83,830
Loans and leases	2,169,444	3,041,980
Allowance for loan and lease losses	(192,854)	(205,279)

Net loans and leases	1,976,590	2,836,701

Premises and equipment, net	57,390	75,189
Accrued interest receivable	11,279	14,588
Investment in unconsolidated subsidiaries	14,856	17,395
Other real estate	57,507	26,954
Goodwill	-	102,689
Other intangible assets	44,639	45,390
Bank-owned life insurance	142,296	139,811
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	2,223	39,839
Other assets	16,642	25,613

Total assets	$3,938,051	$4,869,522

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$611,744	$638,328
Interest-bearing demand	639,548	588,396
Savings and money market	1,089,813	1,195,815
Time	791,842	1,146,377

Total deposits	3,132,947	3,568,916

Short-term borrowings	202,480	242,429
Long-term debt	459,803	657,874
Other liabilities	66,766	54,314

Total liabilities	3,861,996	4,523,533

Equity:
Preferred stock, no par value, authorized 1,000,000 shares, issued and outstanding 135,000 shares at December 31, 2010 and 2009	130,458	128,975
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 1,527,000 shares at December 31, 2010 and 1,516,439 shares at December 31, 2009	404,167	405,355
Surplus	63,308	63,075
Accumulated deficit	(517,316)	(257,931)
Accumulated other comprehensive loss	(14,565)	(3,511)

Total shareholders’ equity	66,052	335,963
Non-controlling interest	10,003	10,026

Total equity	76,055	345,989

Total liabilities and equity	$3,938,051	$4,869,522

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$138,114	$201,573	$263,183
Interest and dividends on investment securities:
Taxable interest	19,699	36,392	34,793
Tax-exempt interest	1,068	4,020	5,373
Dividends	11	10	44
Interest on deposits in other banks	1,862	233	12
Interest on Federal funds sold and securities purchased under agreements to resell	-	9	83
Dividends on Federal Home Loan Bank stock	-	-	464
Total interest income	160,754	242,237	303,952

Interest expense:
Interest on deposits:
Demand	885	1,351	860
Savings and money market	5,514	11,928	12,528
Time	14,390	29,267	48,917
Interest on short-term borrowings	1,177	548	6,563
Interest on long-term debt	20,135	24,621	33,129
Total interest expense	42,101	67,715	101,997

Net interest income	118,653	174,522	201,955
Provision for loan and lease losses	159,548	348,801	171,668
Net interest income (loss) after provision for loan and lease losses	(40,895)	(174,279)	30,287

Other operating income:
Other service charges and fees	15,418	14,187	14,062
Service charges on deposit accounts	11,831	15,458	14,738
Net gain on sales of residential loans	8,468	13,582	7,717
Gain on sale of premises and equipment	7,698	3,612	-
Income from bank-owned life insurance	4,809	5,249	4,876
Income from fiduciary activities	3,204	3,759	3,921
Investment securities gains (losses)	831	(74)	265
Fees on foreign exchange	659	584	665
Equity in earnings of unconsolidated subsidiaries	468	759	561
Loan placement fees	391	982	814
Other than temporary impairment on securities (net of $5,158 recognized in other comprehensive loss for 2009)	-	(2,565)	-
Other	3,259	1,880	7,189
Total other operating income	57,036	57,413	54,808

Other operating expense:
Goodwill impairment	102,689	50,000	94,279
Salaries and employee benefits	56,613	66,346	67,019
Legal and professional services	17,755	13,989	12,138
Net occupancy	13,650	13,415	12,764
Foreclosed asset expense	9,067	8,651	7,360
Amortization and impairment of other intangible assets	7,061	6,123	8,412
Loss on early extinguishment of debt	5,685	-	-
Equipment	5,337	6,081	5,722
Communication expense	3,985	4,317	4,484
Computer software expense	3,625	3,428	3,446
Advertising expense	2,531	3,266	3,358
Write down of assets	1,460	4,963	23,796
Loss on sale of commercial real estate loans	-	-	1,874
Other	37,636	36,297	28,170
Total other operating expense	267,094	216,876	272,822

Loss before income taxes	(250,953)	(333,742)	(187,727)
Income tax benefit	-	(19,995)	(49,313)
Net loss	$(250,953)	$(313,747)	$(138,414)
Preferred stock dividends and accretion	8,432	7,946	-
Net loss available to common shareholders	$(259,385)	$(321,693)	$(138,414)

Per common share data:
Basic and diluted loss per share	$(171.13)	$(220.56)	$(96.56)
Cash dividends declared	-	-	14.00

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2010, 2009 & 2008

				Retained	Accumulated
				Earnings/	Other	Non
	Preferred	Common		(Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit)	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2007	$-	$403,304	$54,669	$222,644	$(6,214)	$13,104	$687,507

Components of comprehensive loss:
Net loss	-	-	-	(138,414)	-	-	(138,414)
Net change in unrealized gain (loss) on investment securities, net of taxes of $927	-	-	-	-	1,383	-	1,383
Net change in unrealized gain (loss) on derivatives, net of taxes of $9,942	-	-	-	-	14,864	-	14,864
Minimum pension liability adjustment, net of taxes of $(4,442)	-	-	-	-	(6,643)	-	(6,643)
Comprehensive loss							(128,810)
Cash dividends ($14.00 per share)	-	-	-	(20,112)	-	-	(20,112)
50 shares of common stock issued in conjunction with stock option exercises and restricted stock awards	-	9	-	-	-	-	9
319 shares of common stock purchased by directors’ deferred compensation plan	-	(94)	-	-	-	-	(94)
5,000 shares of common stock repurchased	-	(1,404)	-	(356)	-	-	(1,760)
3,731 shares of common stock issued under stock plans	-	1,361	(833)	-	-	-	528
Share-based compensation	-	-	2,087	-	-	-	2,087
Tax impact of stock options exercised	-	-	40	-	-	-	40
Acquisition of non-controlling interest	-	-	-	-	-	(3,030)	(3,030)
Non-controlling interests	-	-	-	-	-	(25)	(25)
Balance at December 31, 2008	$-	$403,176	$55,963	$63,762	$3,390	$10,049	$536,340

Components of comprehensive loss:
Net loss	-	-	-	(313,747)	-	-	(313,747)
Net change in unrealized gain (loss) on investment securities	-	-	-	-	4,808	-	4,808
Net change in unrealized gain (loss) on derivatives	-	-	-	-	(14,811)	-	(14,811)
Minimum pension liability adjustment	-	-	-	-	3,102	-	3,102
Comprehensive loss							(320,648)
Issuance of 135,000 shares of preferred stock and related warrants, net of costs	127,653	-	6,750	-	-	-	134,403
Preferred stock dividends and accretion	1,322	-	-	(7,946)	-	-	(6,624)
77,475 shares of common stock issued under common stock offerings and stock plans, net of costs	-	2,255	-	-	-	-	2,255
1,304 shares of common stock purchased by directors’ deferred compensation plan	-	(76)	-	-	-	-	(76)
Share-based compensation	-	-	362	-	-	-	362
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2009	$128,975	$405,355	$63,075	$(257,931)	$(3,511)	$10,026	$345,989

Components of comprehensive loss:
Net loss	-	-	-	(250,953)	-	-	(250,953)
Net change in unrealized gain (loss) on investment securities	-	-	-	-	(2,966)	-	(2,966)
Net change in unrealized gain (loss) on derivatives	-	-	-	-	(7,377)	-	(7,377)
Minimum pension liability adjustment	-	-	-	-	(711)	-	(711)
Comprehensive loss							(262,007)
Preferred stock dividends and accretion	1,483	-	-	(8,432)	-	-	(6,949)
Common stock offerings and stock plan costs	-	(1,182)	-	-	-	-	(1,182)
201 shares of common stock purchased by directors’ deferred compensation plan	-	(6)	-	-	-	-	(6)
Share-based compensation	-	-	233	-	-	-	233
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2010	$130,458	$404,167	$63,308	$(517,316)	$(14,565)	$10,003	$76,055

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(250,953)	$(313,747)	$(138,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan and lease losses	159,548	348,801	171,668
Goodwill impairment	102,689	50,000	94,279
Depreciation and amortization	7,737	8,410	8,060
Gain on sale of premises and equipment	(7,698)	(3,612)	-
Amortization and impairment of other intangible assets	7,061	6,123	8,412
Write down of assets	1,460	4,963	23,796
Write down of other real estate, net of gain on sale	6,317	8,651	7,360
Net amortization of investment securities	2,802	3,146	1,821
Deferred income tax expense (benefit)	-	21,900	(17,497)
Share-based compensation	233	362	2,087
Net loss (gain) on investment securities	(831)	74	(265)
Net change in trading securities	49,126	-	4,986
Other than temporary impairment on securities	-	2,565	-
Net gain on sales of residential loans	(8,468)	(13,582)	(7,717)
Net loss on sale of commercial real estate loans	-	-	1,874
Proceeds from sales of loans held for sale	1,069,104	1,713,391	1,406,271
Originations of loans held for sale	(955,291)	(1,709,681)	(1,233,736)
Tax benefits from share-based compensation	-	-	(40)
Equity in earnings of unconsolidated subsidiaries	(468)	(759)	(561)
Increase in cash surrender value of bank-owned life insurance	(4,554)	(5,234)	(4,892)
Ineffective portion of derivative	-	(3,365)	(2,098)
Loss on counterparty financing transaction	-	-	2,841
Decrease (increase) in income tax receivable	37,616	2,561	(40,912)
Net change in other assets and liabilities	6,003	10,099	(13,335)
Net cash provided by operating activities	221,433	131,066	273,988

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	333,005	312,021	471,605
Proceeds from sales of investment securities available for sale	439,403	86,205	10,735
Purchases of investment securities available for sale	(610,081)	(526,043)	(406,155)
Proceeds from maturities of and calls on investment securities held to maturity	1,843	3,939	36,899
Proceeds from sales of investment securities held to maturity	-	-	454
Net loan principal repayments (loan originations)	347,252	328,353	(395,074)
Proceeds from sales of loans originated for investment	193,390	278,580	112,871
Proceeds from sales of securitized residential mortgage loans	-	-	20,838
Proceeds from sales of other real estate	30,394	4,749	2,000
Purchase of bank-owned life insurance	-	-	(250)
Proceeds from bank-owned life insurance	2,069	794	1,224
Proceeds from sale of premises and equipment	19,715	7,207	-
Purchases of premises and equipment	(1,954)	(6,135)	(6,278)
Distributions from unconsolidated subsidiaries	726	582	667
Contributions to unconsolidated subsidiaries	(136)	(4,228)	(880)
Acquisition of businesses and non-controlling interests, net of cash acquired	-	-	(6,738)
Net cash provided by (used in) investing activities	755,626	486,024	(158,082)

Cash flows from financing activities:
Net decrease in deposits	(435,969)	(342,650)	(91,153)
Proceeds from long-term debt	50,000	100,000	30,000
Repayments of long-term debt	(247,893)	(91,093)	(271,291)
Net increase (decrease) in short-term borrowings	(39,949)	(37,021)	263,450
Cash dividends paid on common stock	-	-	(20,112)
Cash dividends paid on preferred stock	-	(2,362)	-
Tax benefits from share-based compensation	-	-	40
Repurchases of common stock	-	-	(1,760)
Net proceeds from issuance of common stock and stock option exercises	(1,023)	2,255	536
Net proceeds from issuance of preferred stock and warrants	-	134,403	-
Other, net	147	-	-
Net cash used in financing activities	(674,687)	(236,468)	(90,290)

Net increase in cash and cash equivalents	302,372	380,622	25,616

Cash and cash equivalents:
At beginning of year	488,367	107,745	82,129
At end of year	$790,739	$488,367	$107,745

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$41,553	$71,596	$106,746
Income taxes	-	1,532	13,857
Cash received during the year for:
Income taxes	37,993	48,305	3,364
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$6	$76	$94
Net reclassification of loans to other real estate	67,264	27,725	17,842
Net transfer of loans to loans held for sale	74,894	33,850	167,354
Net transfer of investment securities available for sale to trading	49,126	-	-
Securitization of residential mortgage loans into trading mortgage backed securities	-	-	4,995
Securitization of residential mortgage loans into available for sale mortgage backed securities	-	50,146	10,936
Dividends accrued on preferred stock	7,096	4,262	-
Accretion of preferred stock discount	1,336	1,322	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

1.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 34 branches and 120 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

We have the following four reportable segments: (1) Commercial Real Estate, (2) Hawaii Market, (3)  Treasury, and (4) Other. The Commercial Real Estate segment includes construction and real estate development lending in the markets we serve. The Hawaii Market segment includes retail branch offices, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services and retail brokerage services, and provides for a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others category includes activities such as electronic banking, data processing and management of bank owned properties. For further information, see Note 26.

We have been subject to the Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”) and the Written Agreement (the “FRB Agreement”) with the Federal Reserve Bank of San Francisco (“FRBSF”) since December 2009 and July 2010, respectfully.  On January 28, 2011, we also received a form of Memorandum of Understanding from the FDIC and the DFI (the “MOU”) which our regulators are requiring the bank to enter into related to our compliance with the Bank Secrecy Act and anti-money laundering requirements.  For further information regarding the Consent Order, the FRB Agreement and the MOU, please refer to Note 2 under the caption “Regulatory Action.”

In an effort to improve our overall financial position and meet the conditions of the Consent Order and the FRB Agreement, we have been aggressively pursuing all available alternatives to improve our capital ratios, including raising a substantial amount of new capital and reducing assets, as part of a recovery plan that was first adopted and implemented in March 2010.  Further details about our recovery plan and the progress we have made to date can be found in Note 2 under the caption “Recovery Plan.”

With respect to our capital raising efforts, we completed a number of key milestones during the past three months as we pursued our previously announced plans to raise $325 million of new capital through a private placement offering (the “Private Placement”). Specifically, we entered into definitive agreements in November 2010 (which were later amended) with affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C (“Anchorage” and, together with Carlyle, the “Lead Investors”) pursuant to which each lead investor agreed to invest approximately $98.6 million in our common stock at a purchase price of $10.00 per share (after giving effect to the reverse stock split referred to below). In December 2010, we entered into separate subscription agreements with additional investors, including certain of our directors and officers and their affiliates, pursuant to which the additional investors have agreed to invest an aggregate of approximately $127.8 million in our common stock, which together with the investments of the Lead Investors, would aggregate to the $325 million of new capital that we are seeking, at a purchase price of $10.00 per share (after giving effect to the reverse stock split). We expect to enter into additional subscription agreements and amendments to the investment agreements and certain existing subscription agreements to finalize allocations of the $325 million capital raise in anticipation of satisfying all closing conditions. As a result of these amendments and new subscription agreements, we expect that each lead investor will be investing approximately $94.6 million and the other investors will invest the remaining amount of approximately $135.8 million.

In December 2010, the U.S. Treasury (the “Treasury”) agreed to exchange our Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”) purchased by the Treasury under the Troubled Assets Relief Program (“TARP”) and accrued and unpaid dividends thereon for approximately $55.8 million in our common stock (the “TARP Exchange”), subject to the execution of a definitive exchange agreement. The number of shares in the TARP Exchange will be based on the same per share purchase price as payable by the Lead Investors and the additional investors in the Private Placement. The Company and Treasury also agreed to amend the ten-year warrant to purchase shares of common stock (the “TARP Warrant”) issued to the Treasury in connection with the Treasury’s investment in the TARP Preferred Stock to, among other things, reduce the exercise price to the same per share purchase price in the Private Placement. The closings of the Private Placement and TARP Exchange are conditional upon one another, along with the receipt of requisite regulatory approvals and other customary closing conditions. We expect to complete the Private Placement and the TARP Exchange in February 2011, assuming the satisfaction of all remaining conditions to closing. Assuming completion of the Private Placement, our regulatory capital ratios are expected to exceed the minimum levels required by the Consent Order. However, we cannot provide absolute assurance that all remaining closing conditions will be satisfied timely or at all. If we do not complete the Private Placement on a timely basis, we will be unable to comply with the capital ratio requirements in the Consent Order and may be subject to the regulatory restrictions described in Note 2 under the heading “Regulatory Action.”

In anticipation of the completion of the Private Placement and the TARP Exchange, we effected a 1-for-20 reverse split on February 2, 2011. The reverse stock split was previously approved by our shareholders at the shareholder meeting on May 24, 2010. No fractional shares of common stock were issued as a result of the reverse stock split. For each holder of common stock, the number of shares held prior to the effectiveness of the reverse stock split were divided by twenty and, if the resulting number was not a whole number, then such number was rounded up to the next nearest whole number. Except as otherwise specified, the share and per share amounts included herein have been restated to give effect to this reverse stock split. For more information on the reverse stock split, please see our proxy statement for the 2010 shareholders meeting filed with the Securities and Exchange Commission (the “SEC”)

As previously announced and as part of the recapitalization, we also intend to commence a rights offering following the closing of the Private Placement and TARP Exchange whereby shareholders of record as of the close of business on the trading day immediately preceding the closing date will receive transferable rights to purchase newly issued shares of our common stock at a purchase price of $10.00 per share (after giving effect to the reverse stock split). The rights will provide for the purchase of up to $20.0 million of the Company’s common stock by holders of such rights.

Assuming the Private Placement and the TARP Exchange are completed, we will be subject to certain ongoing obligations under the Investment Agreements with the Lead Investors, the subscription agreements with the additional investors and the exchange agreement with the Treasury as described below.  Each Lead Investor will be entitled to a Board seat so long as it owns, together with its affiliates, 10% or more of our common stock and to an observer to the Board so long as it owns, together with its affiliates, 5% or more of our common stock.  The Treasury will be entitled to an observer to the Board so long as it owns, together with its affiliates, 5% or more of common stock (treating the warrant it holds on an as exercised basis).  Each Lead Investor and the additional investors are also entitled to certain preemptive rights in connection with certain equity issuances by CPF.  Each Lead Investor, the additional investors and the Treasury will also have the benefit of certain registration rights under their respective agreements with us.  Additionally, the Company agreed to provide the investors certain indemnities under the agreements.  The summaries of the various agreements mentioned above are qualified by reference to the full text of those agreements.

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

We have a 50% ownership interest in each of the following mortgage brokerage companies: Pacific Access Mortgage, LLC; Gentry HomeLoans, LLC; and Towne Island Mortgage, LLC. These investments are accounted for using the equity method and are included in investment in unconsolidated subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.7 million and $14.2 million, respectively, at December 31, 2010 and $1.0 million and $16.4 million, respectively, at December 31, 2009. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for loan and lease losses, reserves for unfunded commitments, residential mortgage repurchase reserves and deferred income tax assets and income tax expense, as well as the valuation of investment securities, other intangible assets and the related amortization thereon, pension liability and the fair value of certain financial instruments.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2010 presentation. Such reclassifications had no effect on the Company’s reported net loss or shareholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, available for sale, or held to maturity. Securities are designated as held to maturity only if we have the positive intent and ability to hold these securities to maturity. Held to maturity debt securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) (“AOCI”).

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

As a member of the Federal Home Loan Bank of Seattle (“FHLB”), the bank is required to obtain and hold a specific number of shares of capital stock of the FHLB based on the amount of outstanding FHLB advances. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Loans Held for Sale

Loans held for sale consists of Hawaii residential mortgage loans, as well as residential and commercial construction loans. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis, while mainland residential and commercial construction loans are recorded at the lower of cost or fair value on an individual basis. Net fees and costs associated with originating and acquiring residential mortgage loans held for sale are deferred and included in the basis for determining the gain or loss on sales of loans held for sale.

Loans originated with the intent to be held in our portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan’s transfer to the held for sale account, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the allowance for loan and lease losses.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2010 and 2009, this reserve totaled $5.0 million $0.2 million, respectively, and is included in other liabilities on our consolidated balance sheets.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is established through provisions for loan and lease losses (the “Provision”) charged against income. Loans, to the extent deemed uncollectible, are charged off against the Allowance and all interest previously accrued but not collected is reversed against current period interest income. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

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

Our process for determining the reserve for unfunded commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. Reserves for unfunded commitments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.  The reserve for unfunded commitments totaled $5.6 million and $6.9 million at December 31, 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets

Prior to March 31, 2010 when we wrote off all remaining goodwill on our balance sheet, goodwill was tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing their respective fair values to their carrying values. Our impairment assessment of goodwill and other intangible assets involves, among other valuation methods, the estimation of future cash flows and the fair value of reporting units to which goodwill is allocated. We reconcile the estimated fair values of our reporting units to our total market capitalization plus a control premium. Estimating future cash flows and determining fair values of the reporting units is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Absent any impairment indicators, we performed our goodwill impairment test during the fourth quarter of each fiscal year.  See Note 10 for further information regarding the $102.7 million impairment charge that we recorded during the first quarter of 2010 to write-off all remaining goodwill on our balance sheet.

Other intangible assets include core deposit premiums, mortgage servicing rights, customer relationships and non-compete agreements, which are carried at the lower of amortized cost or fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Core deposit premiums are amortized on an accelerated basis over a 14-year period. Mortgage servicing rights are recorded when loans are sold with servicing rights retained, thereby creating a right to receive loan servicing fees. These rights are assessed for impairment on a quarterly basis. Any such indicated impairment is recognized in income during the period in which it occurs. Mortgage servicing rights are amortized over the period of estimated net servicing income. Customer relationships and non-compete agreements are amortized on a straight-line basis over estimated useful lives of ten and five years, respectively.

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

Share Based Compensation

On January 1, 2006, we adopted the provisions within ASC Topic 718, Compensation—Stock Compensation. Under this guidance, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards and we recognize compensation expense for all share-based payment awards on a straight-line basis over their respective vesting period. See Note 16 for further discussion of our stock-based compensation.

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

We establish income tax contingency reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes, and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

Forward Foreign Exchange Contracts

We are periodically a party to a limited amount of forward foreign exchange contracts to satisfy customer requirements for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange.

Derivatives and Hedging Activities

We recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the fair value of an identified asset or liability (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an identified asset or liability (“cash flow hedge”) or (3) a transaction not qualifying for hedge accounting (“free standing derivative”). For a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability, attributable to the hedged risk, are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative, to the extent that it is effective, is recorded in other comprehensive income (loss) (“OCI”). These changes in fair value are subsequently reclassified to net income in the same period(s) that the hedged transaction affects net income in the same financial statement category as the hedged item. For free standing derivatives, changes in fair values are reported in current period other operating income.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued certain guidance included in the Accounting Standards Codification (the “ASC”) 860-10 which required more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. We adopted the guidance effective January 1, 2010.

In June 2009, the FASB issued certain guidance included in ASC 942-810 which changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. We adopted the guidance effective January 1, 2010.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU required new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. We adopted this statement effective January 1, 2010.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information, credit quality indicators and information related to loans modified in a troubled debt restructuring. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted this statement effective December 31, 2010.

The adoption of the pronouncements described above did not have a material impact on our consolidated financial statements.

2.                                    GOING CONCERN AND REGULATORY MATTERS

While we have begun to see initial signs of improvement in the overall economy and our credit risk profile during the fourth quarter of 2010, we continue to operate in a difficult environment, and have been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy that began in the latter part of 2007. Deterioration in the Hawaii and California commercial real estate markets and related declines in property values in those markets over the past three years has led to the recognition of significant credit costs, which negatively impacted our operating results, capital position and overall financial health.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Although our regulatory capital ratios are expected to exceed the minimum levels required by the Consent Order assuming completion of the Private Placement, we currently are not in full compliance with certain requirements of the Consent Order or the FRB Agreement, which are described more fully below. Failure to meet the existing requirements under the Consent Order or the FRB Agreement exposes us to additional restrictions and regulatory actions, including regulatory take-over. Although we expect to complete the Private Placement in February 2011, assuming the satisfaction of all remaining conditions to closing, there is still uncertainty as to our ability to meet existing or future regulatory requirements, which raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including regulatory action, the actual completion of the Private Placement and the ability of management to achieve the remaining objectives in its recovery plan, which is discussed below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

At December 31, 2010, the Company had cash and cash equivalents of $790.7 million. We also have potential access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. As further discussed in Notes 13, 14, and 15, the Company’s liquidity position may be adversely affected by dividend limitations imposed on us and our access to these funding sources. Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, as discussed below, and more specifically, our ability to further reduce our loan portfolio, improve our risk profile, improve our financial performance, and comply with the provisions of the Consent Order.

Regulatory Action

Since December 2009, our bank has been subject to the Consent Order that requires our bank to improve our capital position, asset quality, liquidity and management oversight, among other matters. Specifically, we were required to increase and maintain our leverage and total risk-based capital ratios to at least 10% and 12%, respectively, by March 31, 2010. In addition to these capital ratio requirements, we are also required to maintain an adequate allowance for loan and lease losses at all times and systematically reduce our commercial real estate loans, particularly land development and construction loans. We must also obtain approval from the FDIC and DFI before paying cash dividends or making other payments from the bank to Central Pacific Financial Corp. The Consent Order was filed as an exhibit to the 2009 annual report on Form 10-K as Exhibit 10.28 and the FDIC has made a copy of the Consent Order available on their website at www.fdic.gov.

In addition to the Consent Order, on July 2, 2010, Central Pacific Financial Corp. entered into the FRB Agreement with the FRBSF and DFI which supersedes in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the FRB Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through its non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The FRB Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection. The FRB Agreement is included in a Form 8-K which we filed on July 9, 2010, with the U.S. Securities and Exchange Commission (“SEC”).

Although the bank expects to be in compliance with the capital ratio requirements in the Consent Order following the completion of the Private Placement, we currently are not and will not at such completion be in compliance with a number of other requirements in the Consent Order. We cannot assure you whether or when the bank will be in full compliance or whether or when the Consent Order and FRB Agreement will be lifted or terminated. Even if lifted or terminated, we may still be subject to memoranda of understanding or other agreements with regulators that restrict our activities or that continue to impose capital requirements. The requirements and restrictions of the Consent Order are judicially enforceable and the Company or bank’s failure to comply with such requirements and restrictions may subject the Company and bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

On January 28, 2011, the bank received a form of Memorandum of Understanding (the “MOU”) from the FDIC and DFI relating to the Bank Secrecy Act (the “BSA”). Under the draft MOU, the bank will be required to (i) fully comply with the BSA and anti-money laundering requirements, (ii) implement a plan to ensure such compliance, including improving and maintaining an adequate system of internal controls, bolstering policies on customer due diligence, providing for comprehensive independent testing to validate compliance, and maintaining an adequate compliance staff, (iii) correct all deficiencies identified by our regulators and (iv) provide them with progress reports. We expect the MOU to become effective by the end of February 2011.

Recovery Plan

As previously discussed, we have been aggressively pursuing all available alternatives to improve our capital ratios, including raising capital and reducing assets, as part of a recovery plan that was first adopted and implemented in March 2010. The recovery plan, which was developed with the assistance of our outside advisors, was designed to improve our financial health by completing a significant recapitalization, aggressively reducing our credit risk exposure and focusing on our core businesses and traditional markets in Hawaii.

In addition to recapitalizing our Company, key elements of the recovery plan included, but were not limited to:

•                  Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries;

•                  Shrinking the bank’s balance sheet, including the sale of pledged securities and reducing public deposits and repurchase positions;

•                  Reducing the bank’s loan portfolio through paydowns and restructurings; and

•                  Lowering operating costs to align with the restructured business model.

Throughout 2010 and thus far through 2011, we accomplished several significant milestones that will contribute to the efforts of the recovery plan, including:

•                  In November 2010, we entered into definitive agreements with the Lead Investors (which were later amended) pursuant to which each lead investor agreed to invest approximately $98.6 million of the contemplated $325 milion capital raise.

•                  In December 2010, we entered into separate subscription agreements with additional investors, including certain directors and officers of the Company and their affiliates, pursuant to which the additional investors have agreed to invest an aggregate of approximately $127.8 million, which together with the investments of the Lead Investors, would aggregate to the $325 million of new capital that we are seeking. We expect to enter into additional subscription agreements and amendments to the investment agreements and certain existing subscription agreements to finalize allocations of the $325 million capital raise in anticipation of satisfying all closing conditions. As a result of these amendments and new subscription agreements, we expect that each lead investor will be investing approximately $94.6 million and the other investors will invest the remaining amount of approximately $135.8 million.

•                  In December 2010, the Treasury agreed to exchange our TARP Preferred Stock and accrued and unpaid dividends thereon for approximately $56.1 million of our common stock, subject to the execution of a definitive exchange agreement. The closings of the capital raise and the TARP Exchange are conditional upon one another, along with the receipt of requisite regulatory approvals and other customary closing conditions.

•                  Assuming completion of the Private Placement, our regulatory capital ratios are expected to exceed the minimum amounts required by the Consent Order.

•                  Reduced our nonperforming assets from $499.8 million at December 31, 2009 to $302.8 million at December 31, 2010.

•                  Sold investment securities totaling $484.2 million at a net gain of $1.5 million during fiscal 2010, which reduced our total investment securities as a percentage of total assets from 19.0% at December 31, 2009 to 17.9% at December 31, 2010.

•                  Reduced our credit risk exposure in the non-agency mortgage-backed-securities (“MBS”) and municipal securities portfolios by $52.7 million and $37.7 million, respectively. Our remaining exposure to the non-agency MBS and municipal securities portfolios as of December 31, 2010 were $17 thousand and $0.5 million, respectively.

•                  Reduced our total loan and lease portfolio to $2.2 billion at December 31, 2010 from $3.0 billion at December 31, 2009. More importantly, we reduced our troubled construction and development loan portfolio (excluding owner-occupied loans) by approximately $500.9 million over this same period from $800.8 million, or 26.3%, of our total loan portfolio at December 31, 2009 to $299.9 million, or 13.8%, of our total loan portfolio, at December 31, 2010.

•                  Maintained an Allowance as a percentage of total loans and leases of 8.9% at December 31, 2010, compared to 6.7% at December 31, 2009. We also increased our Allowance as a percentage of nonperforming assets to 63.7% at December 31, 2010 from 41.1% at December 31, 2009.

•                  Improved our liquidity position with cash and cash equivalents totaling $790.7 million at December 31, 2010, compared to $488.4 million at December 31, 2009. We also reduced our loan-to-deposit ratio to 69.2% at December 31, 2010 from 85.2% at December 31, 2009.

•                  Paid down long-term borrowings at the FHLB totaling $106.0 million with a weighted average interest rate of 4.78%. This prepayment led to the recognition of a one-time charge on the early extinguishment of debt totaling $5.7 million.

•                  Made progress with our previously announced plans to wind down activities on the mainland by closing two California loan production offices.

•                  Initiated steps to reduce operating costs through personnel reductions and completed the previously announced consolidation of two retail branch locations in Honolulu within close proximity of each other.

•                  Recognized a gain of $7.7 million in November 2010 upon completion of the sale of a non-strategic real estate holding.

In addition to the above, see Notes 14 and 15 for further capital preservation initiatives undertaken by management related to the suspension of dividends on common shares and TARP Preferred Stock, as well as the deferral of interest and dividend payments on the Company’s subordinated debentures and trust preferred securities.

The actions described above are designed to improve the overall financial position of our bank. However, there is no assurance that we will be able to successfully implement the remaining aspects of our recovery plan or that the remaining elements contemplated by the recovery plan will be acceptable to our regulators.

3.                                    BUSINESS COMBINATIONS

Hawaii HomeLoans, Inc.

Pursuant to the Agreement of Acquisition by and between Central Pacific Bank and HHL (the “Acquisition Agreement”), we completed the acquisition of HHL on August 17, 2005 for approximately $8.3 million, net of cash acquired. The Acquisition Agreement provides for additional purchase consideration resulting from earnout and overage provisions tied to future mortgage loan origination volumes. During 2008, we made an earnout payment of approximately $1.4 million, in accordance with the provisions of the Acquisition Agreement. No payments were made in 2010 and 2009, and no additional purchase consideration is due under the Acquisition Agreement.

Pacific Islands Financial Management LLC

On July 1, 2008 (the “acquisition date”), we completed the acquisition of certain assets of PIFM, a Hawaii based investment advisory firm that managed money for private clients, corporate accounts and various retirement plans. The acquisition is expected to enhance our asset management operations by providing access to new customers and greater resources.

At the acquisition date, we paid $2.2 million (the “purchase price”) in cash to purchase the assets of PIFM. Additional cash consideration of up to $2.1 million may be paid five years from the date of acquisition as a result of earnout provisions tied to revenue growth during the five year period immediately following the acquisition date.

The acquisition was accounted for using the purchase accounting method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the acquisition date. No liabilities were assumed in the acquisition. As a result of the acquisition, we recognized certain identifiable intangible assets including customer relationships of $1.4 million and non-compete agreements of $0.3 million, which are amortized on a straight-line basis over their estimated useful lives of ten and five years, respectively. The excess of the purchase price over the amounts assigned to the assets acquired of $0.5 million was recognized as goodwill and was assigned to our Hawaii Market reportable segment.

Pro forma results of operations have not been presented for the acquisition of PIFM because the effects of the acquisition were not material to our consolidated financial statements.

4.                                    RESERVE REQUIREMENTS

Central Pacific Bank is required by the FRBSF to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2010 and 2009 was $54.4 million and $77.2 million, respectively.

5.                                    INVESTMENT SECURITIES

A summary of investment securities is as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
2010
Held to Maturity:
States and political subdivisions	$500	$4	$-	$504
U.S. Government sponsored entities mortgage-backed securities	2,328	81	-	2,409
Total	$2,828	$85	$-	$2,913

Available for Sale:
U.S. Government sponsored entities debt securities	$202,192	$306	$(643)	$201,855
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	483,647	6,653	(3,336)	486,964
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,057	5	-	1,062
Total	$699,532	$6,964	$(3,979)	$702,517

2009
Held to Maturity:
States and political subdivisions	$500	$2	$-	$502
U.S. Government sponsored entities mortgage-backed securities	4,204	98	-	4,302
Total	$4,704	$100	$-	$4,804

Available for Sale:
U.S. Government sponsored entities debt securities	$207,292	$1,010	$(659)	$207,643
States and political subdivisions	51,449	375	(339)	51,485
U.S. Government sponsored entities mortgage-backed securities	600,507	14,088	(1,507)	613,088
Non-agency collateralized mortgage obligations	52,691	-	(6,222)	46,469
Other	984	-	(14)	970
Total	$912,923	$15,473	$(8,741)	$919,655

The amortized cost and estimated fair value of investment securities at December 31, 2010 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Due in one year or less	$-	$-
Due after one year through five years	500	504
Mortgage-backed securities	2,328	2,409
Total	$2,828	$2,913

Available for Sale
Due in one year or less	$12,536	$12,542
Due after one year through five years	174,655	174,253
Due after five years through ten years	22,339	22,398
Due after ten years	5,281	5,281
Mortgage-backed securities	483,647	486,964
Other	1,074	1,079
Total	$699,532	$702,517

Proceeds from sales of investment securities available for sale were $439.4 million, $86.2 million and $10.7 million in 2010, 2009 and 2008, respectively, resulting in gross realized gains of $9.6 million, $0.6 million and $0.1 million in 2010, 2009 and 2008, respectively, and gross realized losses of $8.8 million, $0.7 million, and $0.1 million in 2010, 2009 and 2008, respectively. The basis for the cost of all securities sold was determined using the specific identification method.

In the first quarter of 2010, we transferred certain securities formerly classified as available for sale to trading securities as we intended to sell these securities in the near-term as part of our recovery plan. In the second quarter of 2010, we sold $23.2 million of these trading securities and in the fourth quarter of 2010, we sold the remaining $21.6 million of securities classified as trading. Gross realized gains and losses on the sale of these securities were $0.8 million and $0.1 million, respectively. The transfer of these securities to the trading category was accounted for at fair value.

Investment securities of $613.5 million and $747.4 million at December 31, 2010 and 2009, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

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

There were a total of 18 and 40 securities in an unrealized loss position at December 31, 2010 and 2009, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2010 and 2009:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At December 31, 2010:
U.S. Government sponsored entities debt securities	$83,973	$(643)	$-	$-	$83,973	$(643)
U.S. Government sponsored entities mortgage-backed securities	194,756	(3,336)	-	-	194,756	(3,336)
Non-agency collateralized mortgage obligations	17	-	-	-	17	-
Total temporarily impaired securities	$278,746	$(3,979)	$-	$-	$278,746	$(3,979)

At December 31, 2009:
U.S. Government sponsored entities debt securities	$89,172	$(659)	$-	$-	$89,172	$(659)
States and political subdivisions	6,956	(197)	3,696	(142)	10,652	(339)
U.S. Government sponsored entities mortgage-backed securities	70,213	(1,504)	55	(3)	70,268	(1,507)
Non-agency collateralized mortgage obligations	7,624	(162)	38,845	(6,060)	46,469	(6,222)
Other	-	-	970	(14)	970	(14)
Total temporarily impaired securities	$173,965	$(2,522)	$43,566	$(6,219)	$217,531	$(8,741)

The declines in market value were primarily attributable to changes in interest rates and not credit quality.

U.S. Government Sponsored Entities Debt Securities

The unrealized losses on our investment in debt securities issued by U.S. Government sponsored entities were caused by increases in current market interest rates. All debt securities issued by U.S. Government sponsored entities are rated AAA according to Standard & Poor’s (“S&P”) and/or Moody’s. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the current par value.

State and Political Subdivisions

Included in the fixed income portfolio as of December 31, 2010 was one state and local government general obligation of $0.5 million with a credit rating of A1. At December 31, 2010, the municipal security was in an unrealized gain position.

At December 31, 2009, there were seven municipal securities that were in an unrealized loss position less than 12 months. Of these seven securities, five municipal bonds carried an investment grade rating by at least one of the recognized rating agencies and two municipal bonds had their ratings withdrawn by at least one of the recognized rating agencies. Municipal securities in an unrealized loss position 12 months or longer at December 31, 2009 consisted of three securities. Of these three securities, one was rated A and two were rated BBB+. The unrealized losses associated with these securities were due to an increase in credit spreads as a result of a decline in credit quality of the monoline insurer and not the credit quality of the municipal issuer. These securities were subsequently sold in 2010.

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

Non-Agency Collateralized Mortgage Obligations

As of December 31, 2010, there was one non-agency collateralized mortgage obligation that was securitized in 1991 with an unpaid principal balance, amortized cost and estimated fair value of $17 thousand, and an unrealized loss of $300.

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

The declines in market value were primarily attributable to changes in interest rates and disruptions in the credit and financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider our investments to be other-than-temporarily impaired.

During 2009, we identified three available for sale non-agency collateralized mortgage obligations that were considered other-than-temporarily impaired. The total OTTI on these securities as of December 31, 2009 was approximately $7.7 million, of which $2.6 million was determined to be credit related and recognized through earnings in 2009. The remaining $5.2 million was recognized as a component of AOCI.

6.                                    LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Commercial, financial & agricultural	$207,900	$260,784
Real estate:
Construction	314,530	813,333
Mortgage - residential	747,870	823,274
Mortgage - commercial	761,710	972,537
Consumer	112,950	136,090
Leases	28,163	41,803
	2,173,123	3,047,821
Unearned income	(3,679)	(5,841)
Total loans and leases	$2,169,444	$3,041,980

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Balance, beginning of year	$13,007	$1,746
Additions	3,543	16,504
Repayments	(10,108)	(4,832)
Other	(468)	(411)
Balance, end of year	$5,974	$13,007

The following table presents the balance in the Allowance and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$81	$18,197	$89	$1,158	$-	$-	$19,525

Loans:
Loans individually evaluated for impairment	485	144,956	61,589	18,004	-	-	225,034

Impaired loans requiring an allowance for loan and lease losses at December 31, 2010 and 2009 (see Note 7 for related allowance for loan and lease losses for impaired loans) amounted to $119.8 million and $293.2 million, respectively, and included all nonaccrual loans greater than $0.5 million and all loans modified in a troubled debt restructuring. Impaired loans, many of which have been reduced to the estimated fair value of the underlying collateral, not requiring an allowance for loan and lease losses amounted to $105.2 million and $185.7 million at December 31, 2010 and 2009, respectively. The average recorded investment in impaired loans was $369.1 million, $227.4 million and $93.6 million in 2010, 2009 and 2008, respectively. Interest income recognized on impaired loans was $2.1 million, $2.1 million and $1.0 million in 2010, 2009 and 2008, respectively.

The following table presents loans individually evaluated for impairment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
		(Dollars in thousands)
With no related allowance recorded:
Real estate:
Construction	$112,675	$85,571	$-
Mortgage - residential	66,203	58,333	-
Mortgage - commercial	10,917	10,917	-
With an allowance recorded:
Commercial, financial & agricultural	1,184	485	81
Real estate:
Construction	104,429	59,384	18,197
Mortgage - residential	3,681	3,256	89
Mortgage - commercial	7,746	7,088	1,158
Total	$306,835	$225,034	$19,525

Nonaccrual loans, including loans held for sale, at December 31, 2010 and 2009 totaled $245.3 million and $472.9 million, respectively. Interest income totaling $0.4 million, $0.2 million and $0.1 million was recognized on these loans in 2010, 2009 and 2008, respectively. Additional interest income of $18.6 million, $18.4 million and $6.7 million would have been recognized in 2010, 2009 and 2008, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.3 million, $0.2 million and $0.2 million was collected and recognized on charged-off loans in 2010, 2009 and 2008, respectively.

Accruing loans delinquent for 90 days or more at December 31, 2010 and 2009 totaled $8.5 million and $3.3 million, respectively.

The following table presents the recorded investment in nonaccrual loans and accruing loans delinquent for 90 days or more as of December 31, 2010:

	Nonaccrual	Accruing loans delinquent for 90 days or more
	(Dollars in thousands)

Commercial, financial & agricultural	$982	$-
Real estate:
Construction	182,073	6,550
Mortgage - residential	47,560	1,800
Mortgage - commercial	14,464	-
Consumer	225	181
Total	$245,304	$8,531

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)

Commercial, financial & agricultural	$495	$252	$-	$982	$1,729	$206,251	$207,980
Real estate:
Construction	12,551	118	6,550	182,073	201,292	112,493	313,785
Mortgage - residential	4,183	7,494	1,800	47,560	61,037	685,224	746,261
Mortgage - commercial	273	3,169	-	14,464	17,906	742,400	760,306
Consumer	620	444	181	225	1,470	111,479	112,949
Leases	100	-	-	-	100	28,063	28,163
Total	$18,222	$11,477	$8,531	$245,304	$283,534	$1,885,910	$2,169,444

Restructured loans included in nonperforming assets at December 31, 2010 consisted of eight Hawaii construction and commercial real estate loans with a combined principal balance of $39.3 million, 75 Hawaii residential mortgage loans with a combined principal balance of $29.5 million, one mainland construction and commercial real estate loan with a principal balance of $1.5 million, and one Hawaii commercial loan with a principal balance of $0.5 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to a weakening of the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $14.2 million of restructured loans still accruing interest at December 31, 2010, including two residential mortgage loans totaling $0.8 million that were more than 90 days delinquent. At December 31, 2009, there were $6.7 million of restructured loans still accruing interest, including one residential mortgage loan of $0.4 million that was more than 90 days delinquent.

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes loans and leases with an outstanding balance greater than $0.5 million or $1.0 million, depending on loan type, and non-homogeneous loans and leases, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans and leases classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard. Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimate loss is deferred until its more exact status may be determined.

Loss. Loans and leases classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loans and leases. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Unearned Income	Total
	(Dollars in thousands)
Commercial, financial & agricultural	$109,619	$22,529	$19,370	$-	$-	$56,382	$(80)	$207,980
Real estate:
Construction	44,488	41,330	215,187	5,789	-	7,736	745	313,785
Mortgage - residential	70,747	17,475	55,533	-	-	604,115	1,609	746,261
Mortgage - commercial	557,511	67,639	97,871	2,883	-	35,806	1,404	760,306
Consumer	5,778	307	769	-	14	106,082	1	112,949
Leases	21,761	4,039	2,363	-	-	-	-	28,163
Total	$809,904	$153,319	$391,093	$8,672	$14	$810,121	$3,679	$2,169,444

At December 31, 2010, we do not have loans defined as subprime.

7.         ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the Allowance were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$205,279	$119,878	$92,049
Provision for loan and lease losses	159,548	348,801	171,668
	364,827	468,679	263,717

Charge-offs	(199,962)	(265,708)	(145,686)
Recoveries	27,989	2,308	1,847
Net charge-offs	(171,973)	(263,400)	(143,839)

Balance, end of year	$192,854	$205,279	$119,878

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Activity in the Allowance by category for the year ended December 31, 2010 was as follows:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)

Beginning balance	$11,000	$114,300	$23,900	$44,300	$4,600	$1,100	$6,079	$205,279
Provision for loan and lease losses	7,529	75,227	27,926	51,977	583	431	(4,125)	159,548
Charge-offs	(7,550)	(126,829)	(21,042)	(41,280)	(3,242)	(19)	-	(199,962)
Recoveries	2,421	13,902	1,016	9,303	1,259	88	-	27,989

Net charge-offs	(5,129)	(112,927)	(20,026)	(31,977)	(1,983)	69	-	(171,973)

Ending balance	$13,400	$76,600	$31,800	$64,300	$3,200	$1,600	$1,954	$192,854

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$38,353	$19,185	$14,557
Provision for loan and lease losses	18,249	32,633	17,476
Other changes	(37,077)	(13,465)	(12,848)
Balance, end of year	$19,525	$38,353	$19,185

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2010 and 2009, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Consent Order and other regulatory input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

8.         SECURITIZATIONS

In 2010, we did not securitize any residential mortgage loans. In 2009, we securitized certain residential mortgage loans with an outstanding principal balance of $50.1 million with a U.S. government sponsored entity. After the securitizations, we continued to hold mortgage-backed securities and service the residential mortgage loans. We recorded $0.5 million of servicing assets related to these securitizations during 2009. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets were determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income.

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $10.0 million and $56.2 million at December 31, 2010 and 2009, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $34 thousand and unrealized losses of $0.5 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2010 and 2009, respectively.

9.         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Land	$9,006	$13,726
Office buildings and improvements	89,537	101,677
Furniture, fixtures and equipment	33,323	34,942
	131,866	150,345
Accumulated depreciation and amortization	(74,476)	(75,156)
Net premises and equipment	$57,390	$75,189

In November 2010, we recognized a gain of $7.7 million upon completion of the sale of an office building in Honolulu, Hawaii.

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net occupancy	$3,988	$4,148	$4,034
Equipment	3,749	4,262	4,026
Total	$7,737	$8,410	$8,060

10.       GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million during that quarter. As of December 31, 2010, we had no goodwill remaining on our consolidated balance sheet.

In 2009, we also experienced a significant decline in our market capitalization. Accordingly, we performed an impairment test and determined that the goodwill associated with our Hawaii Market reporting unit was partially impaired and we recorded a charge of $50.0 million in 2009.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the periods presented:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance as of December 31, 2008	$26,076	$12,107	$1,330	$270	$39,783
Additions	-	11,730	-	-	11,730
Amortization	(2,675)	(3,248)	(140)	(60)	(6,123)
Balance as of December 31, 2009	$23,401	$20,589	$1,190	$210	$45,390
Additions	-	6,310	-	-	6,310
Amortization	(2,674)	(4,187)	(140)	(60)	(7,061)
Balance as of December 31, 2010	$20,727	$22,712	$1,050	$150	$44,639

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(23,915)	$20,727	$44,642	$(21,241)	$23,401
Mortgage servicing rights	41,667	(18,955)	22,712	35,357	(14,768)	20,589
Customer relationships	1,400	(350)	1,050	1,400	(210)	1,190
Non-compete agreements	300	(150)	150	300	(90)	210
Total	$88,009	$(43,370)	$44,639	$81,699	$(36,309)	$45,390

Based on our other intangible assets held as of December 31, 2010, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2011	$2,674	$2,957	$140	$60	$ 5,831
2012	2,674	3,033	140	60	5,907
2013	2,674	2,610	140	30	5,454
2014	2,674	2,252	140	-	5,066
2015	2,674	1,929	140	-	4,743
Thereafter	7,357	9,931	350	-	17,638
Total	$20,727	$22,712	$1,050	$150	$44,639

At December 31, 2010, there were no events or changes in circumstances that would indicate that the assets assigned to our Hawaii Market reporting unit, which includes the entire core deposit premium, were not recoverable.

We have elected to use the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $6.3 million, $11.7 million and $6.5 million in 2010, 2009 and 2008, respectively. Amortization and impairment of the servicing rights are reported as amortization and impairment of other intangible assets in our consolidated statements of operations. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Fair market value, beginning of period	$23,019	$12,107
Fair market value, end of period	23,709	23,019
Weighted average discount rate	8.5%	8.6%
Weighted average prepayment speed assumption	13.8	12.2

Fair values at December 31, 2010 and 2009 reflected approximately $2.7 billion and $2.5 billion in loans serviced for others, respectively.

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCI and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain will be recognized into income over the original contract period of January 2013 using the effective yield method and we expect to reclassify $3.2 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2010, we were a party to interest rate lock and forward sale commitments on $64.0 million and $40.7 million of mortgage loans, respectively. At December 31, 2009, we were a party to interest rate lock and forward sale commitments on $89.9 million and $75.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2010	Fair Value at December 31, 2009	Fair Value at December 31, 2010	Fair Value at December 31, 2009
		(Dollars in thousands)

Interest rate contracts	Other assets /	$1,035	$1,035	$523	$1,217
	other liabilities

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Year Ended December 31, 2010
Interest rate contracts	$-	$6,720	$-

Year Ended December 31, 2009
Interest rate contracts	$(14,811)	$810	$3,365

Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year Ended December 31, 2010
Interest rate contracts	Other operating income	$790

Year Ended December 31, 2009
Interest rate contracts	Other operating income	$(3,568)

12.       DEPOSITS

Time deposits of $100,000 or more totaled $336.8 million and $610.2 million at December 31, 2010 and 2009, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $6.3 million, $13.8 million and $30.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2010 were as follows (in thousands):

Three months or less	$75,261
Over three through six months	105,967
Over six through twelve months	105,419
2012	33,463
2013	7,769
2014	4,153
2015	4,770
Thereafter	-
Total	$336,802

At December 31, 2010 and 2009, overdrawn deposit accounts totaling $0.8 million and $4.2 million, respectively, have been reclassified as loans on the consolidated balance sheets.

13.                            SHORT-TERM BORROWINGS

Federal funds purchased generally mature on the day following the date of purchase.

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days or less are treated as financings, and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to our control. At December 31, 2010, we had no securities sold under agreements to repurchase. At December 31, 2009, we had $239.7 million in securities sold under agreements to repurchase.

At December 31, 2010, other short-term borrowings consist of short-term FHLB advances of $200.0 million and the Treasury Tax and Loan balance of $2.5 million, which represents tax payments collected on behalf of the U.S. government. At December 31, 2010, the short-term FHLB advances bear an adjustable interest rate of 0.58%. The rate adjusts on a quarterly basis to the three month LIBOR rate plus a spread of 0.28%. Treasury Tax and Loan balances bear market interest rates and are callable at any time. At December 31, 2010, our bank had additional unused borrowings available at the Federal Reserve discount window of $45.0 million, subject to approval of the Federal Reserve. At December 31, 2010, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but still maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility. All terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. At December 31, 2009, other short-term borrowings consisted of the Treasury Tax and Loan balance of $2.8 million. There were no short-term FHLB advances outstanding at December 31, 2009. Interest expense on short-term FHLB advances were $1.1 million, nil and $5.5 million in 2010, 2009 and 2008, respectively.

A summary of short-term borrowings follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Federal funds purchased
Amount outstanding at December 31	$-	$-	$-
Average amount outstanding during year	-	-	8,726
Highest month-end balance during year	-	-	35,000
Weighted average interest rate on balances outstanding at December 31	-	-	-
Weighted average interest rate during year	-	-	2.83%

Securities sold under agreements to repurchase
Amount outstanding at December 31	$-	$239,669	$1,000
Average amount outstanding during year	52,214	129,802	1,000
Highest month-end balance during year	236,669	263,669	1,000
Weighted average interest rate on balances outstanding at December 31	-	0.21%	2.00%
Weighted average interest rate during year	0.21%	0.23%	3.09%

Other short-term borrowings
Amount outstanding at December 31	$202,480	$2,760	$278,450
Average amount outstanding during year	167,608	57,918	282,731
Highest month-end balance during year	202,480	279,725	474,656
Weighted average interest rate on balances outstanding at December 31	0.58%	0.00%	0.50%
Weighted average interest rate during year	0.64%	0.43%	2.22%

14.          LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

FHLB advances	$351,554	$549,625
Subordinated debentures	108,249	108,249
	$459,803	$657,874

FHLB Advances

FHLB advances outstanding at December 31, 2010 and 2009 carried weighted average interest rates of 2.75% and 3.55%, respectively. FHLB advances outstanding at December 31, 2010 were secured by interest-bearing deposits at the FHLB of $1.6 million, our bank’s holdings of FHLB stock, other unencumbered investment securities with a fair value of $464.4 million and certain real estate loans totaling $309.6 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2010, our bank had additional unused FHLB advances available of approximately $101.8 million; however, the FHLB has no obligation to make future advances to the bank. Although the bank has not received any notice from the FHLB, the bank is in default under this arrangement by virtue of the Consent Order and the FHLB has the right to call all outstanding borrowings. Interest expense on FHLB advances were $17.0 million, $20.7 million and $25.8 million in 2010, 2009 and 2008, respectively.

At December 31, 2010, FHLB advances totaling $130.0 million were putable at the option of the FHLB on a quarterly basis. The putable advances bear fixed interest rates from 2.85% to 5.06%, with maturity dates ranging from February 2011 to November 2012.

In December 2010, the bank completed a balance sheet repositioning in which it prepaid long-term FHLB advances with a weighted average interest rate of 4.78% totaling $106.7 million and, as a result, recognized a charge of $5.7 million on the early extinguishment of this debt.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank is required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. These changes in the collateral arrangement do not affect the level of credit available to the bank. At December 31, 2010, the maximum borrowing term allowed to the bank by the FHLB was two years, and the bank has a credit line of 25% of total assets.

Subordinated Debentures

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

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II (“Trust II”) and CPB Statutory Trust III (“Trust III”). Trust II issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7, 2033. The principal assets of Trust II are $20.6 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. Trust II issued $0.6 million of common securities to the Company.

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

The trust preferred securities, the subordinated debentures that are the assets of Trusts I, II, III, IV and V and the common securities issued by Trusts I, II, III, IV and V are redeemable in whole or in part on any January 7, April 7, July 7, or October 7 on or after April 7, 2008 for Trust I, on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. The Federal Reserve System (“FRB”) has determined that certain cumulative preferred securities having the characteristics of the Securities qualify as minority interest, and are included in Tier 1 capital for bank holding companies.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at six consecutive quarters, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $5.1 million and $1.8 million at December 31, 2010 and 2009, respectively. Assuming the completion of the Private Placement, we will seek regulatory approval to pay all deferred payments under our trust preferred securities.

Securities sold under agreements to repurchase are accounted for as financing transactions, and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. The securities underlying the agreements to repurchase are reflected as assets of the Company and are held in collateral accounts with third-party custodians.

At December 31, 2010, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2011	$181,010
2012	150,872
2013	12,899
2014	615
2015	462
Thereafter	113,945
Total	$459,803

15.                            EQUITY

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 60,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during 2010 and 2009. Although a total of 55,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2010, the Company is not currently permitted to make any repurchases under the terms of the junior subordinated debentures related to the trust preferred securities as a result of the deferral of interest thereon, and does not plan to do so for the foreseeable future.

In January 2009, as part of the TARP’s Capital Repurchase Program (“CPP”), we issued and sold to the Treasury (i) 135,000 shares of the TARP Preferred Stock, having a liquidation preference of $1,000 per share and (ii) the TARP Warrant to purchase up to 79,288 shares of the Company’s voting common stock, no par value, at an exercise price of $255.40 per share, for an aggregate purchase price of $135.0 million in cash. This capital is considered Tier 1 capital and ranks senior to common stock.

The TARP Preferred Stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. The TARP Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the shares. The TARP Preferred Stock can be redeemed at the issuer’s option after three years for the liquidation amount plus any accrued and unpaid dividends. Prior to the end of three years, the TARP Preferred Stock may be redeemed at the issuer’s option with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred stock or common stock. Redemption of the preferred stock can occur only if the stock is replaced with a similar class of capital. Dividends paid on the TARP Preferred Stock are cumulative. The TARP Warrant has a ten year term and is exercisable immediately, in whole or in part, over the term of ten years. Any common shares issued under the exercise of the TARP Warrant are voting shares. The terms of TARP also include certain limitations on executive compensation.

In conjunction with the issuance of the TARP Preferred Stock and TARP Warrant, the TARP Warrant was allocated a portion of the $135.0 million issuance proceeds as required by current accounting standards. The proceeds were allocated to the TARP Preferred Stock and surplus based on their relative fair values. Accordingly, the value of the TARP Warrant was determined to be $6.75 million, which was allocated from the proceeds and recorded in surplus on our consolidated balance sheet. This non-cash amount is considered a discount on the TARP Preferred Stock and is accreted against retained earnings over a five year period using the interest method and is reflected in our consolidated statement of operations as preferred stock dividends and accretion. For the years ended December 31, 2010 and 2009, we recorded $1.3 million in accretion of the preferred stock discount. The TARP Warrant is included in our diluted average common shares outstanding (subject to anti-dilution).

During the third quarter of 2009, we suspended the payment of cash dividends on our outstanding TARP Preferred Stock. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred dividends on our outstanding TARP Preferred Stock. At December 31, 2010 and 2009, accrued dividends on our outstanding TARP Preferred Stock amounted to $11.4 million and $4.3 million, respectively.

As previously mentioned, as part of our planned recapitalization, we expect to complete the TARP Exchange, whereby we exchange all of our TARP Preferred Stock and accrued and unpaid dividends thereon for our common stock, assuming the satisfaction of all closing conditions.

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits.  Our use of the tax benefits in the future would be significantly limited if we experience an “ownership change” for U.S. federal income tax purposes.  In general, an “ownership change” will occur if there is a cumulative increase in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect of our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent.  Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment.  The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”).  Adoption of the Tax Benefits Preservation Plan was required by our agreements with the Lead Investors.

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”).  At our annual meeting of shareholders on April 27, 2011, we intend to propose the amendment for shareholder approval.  There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In the past, we paid regular quarterly cash dividends on our common stock. However, on January 28, 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and Treasury, and is restricted until our obligations under our trust preferred securities and TARP Preferred Stock are brought current.  Assuming the completion of the Private Placement and the TARP Exchange, we will seek regulatory approval to pay all deferred payments under our trust preferred securities.  In addition, the TARP Preferred Stock and all accrued and unpaid dividends thereon will be exchanged into common stock assuming the completion of the TARP exchange.  However, under our exchange agreement with the Treasury, any dividend payment will continue to require the approval of the Treasury until the earlier of January 9, 2012 and such time as the Treasury ceases to own any of our or our affiliates’ securities. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $483.9 million at December 31, 2010, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

16.                            SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries and employee benefits	$374	$362	$2,087
Income tax benefit	-	-	(836)
Net share-based compensation effect	$374	$362	$1,251

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

In September 2004, we adopted and our shareholders approved the 2004 Stock Compensation Plan (“2004 Plan”) making available 1,500,000 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options will be granted under the 1997 Plan. Optionees may exercise outstanding options granted pursuant to the 1997 Plan until the expiration of the respective options in accordance with the original terms of the 1997 Plan. In May 2007, the 2004 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. To satisfy share issuances pursuant to the share-based compensation programs, we issue new shares from the 2004 Plan.  At December 31, 2010, after giving effect to the reverse stock split, shares authorized under the 2004 Plan were 1,402,589.

At December 31, 2010, 2009 and 2008, a total of 57,758, 64,554 and 71,668 shares, respectively, were available for future grants.

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

Risk-free interest rate—The risk-free interest rate for periods within the contractual life of the option is based on the Treasury yield curve in effect at the time of grant.

Expected dividend—The expected dividend assumption is based on our current expectations about its anticipated dividend policy.

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	-%	58.0%	32.0%
Risk free interest rate	-%	2.8%	2.8%
Expected dividends	-%	0.9%	5.4%
Expected life (in years)	-	5.9	6.5
Weighted average fair value	$-	$33.20	$69.40

No stock options were granted during 2010.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2010:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 1, 2010	50,705	$422.40
Changes during the year:
Expired	(6,660)	381.00
Forfeited	(2,192)	357.60
Outstanding at December 31, 2010	41,853	432.40	4.9	$-

Vested and expected to vest at
December 31, 2010	39,747	436.00	4.8	-

Exercisable at December 31, 2010	34,091	465.20	4.3	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2010. During the years ended December 31, 2010 and 2009, no stock options were exercised. During the year ended December 31, 2008, the aggregate intrinsic value of options exercised under our stock option plans was less than $0.1 million determined as of the date of exercise.

As of December 31, 2010, the total compensation cost related to stock options granted to employees under our stock option plans but not yet recognized was approximately $0.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.1 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.2 million and $2.9 million, respectively.

Restricted Stock Awards

Under the 1997 and 2004 Plans, we awarded restricted stock awards to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards for the year ended December 31, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	1,051	$692.00
Changes during the year:
Granted	13,750	36.60
Forfeited	(325)	676.60
Vested	(14,176)	56.20
Nonvested at December 31, 2010	300	718.00

Vested and expected to vest at December 31, 2010	300	718.00

As of December 31, 2010, there was $47 thousand of total unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.2 years.

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

No performance shares or SARs were granted under either Long Term Incentive Plans during 2010.

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

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the year ended December 31, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	4,024	$377.60
Changes during the year:
Forfeited	(1,585)	377.60
Nonvested at December 31, 2010	2,439	377.60

Vested and expected to vest at December 31, 2010	1,572	377.60

As of December 31, 2010, there was $39 thousand of total unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 0.2 years.

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

The fair value of SARs granted to employees was estimated using the Black-Scholes option pricing formula with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected volatility	-%	-%	32.0%
Risk free interest rate	-%	-%	2.8%
Expected dividends	-%	-%	5.3%
Expected life (in years)	-	-	6.5
Weighted average fair value	$-	$-	$70.00

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the year ended December 31, 2010:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at January 1, 2010	8,976	$384.80
Changes during the year:
Vested	(190)	718.00
Forfeited	(4,179)	377.60
Outstanding at December 31, 2010	4,607	377.60	7.2	$-

Vested and expected to vest at December 31, 2010	3,072	377.60	7.2	-

Exercisable at December 31, 2010	-	-	-	-

As of December 31, 2010, there was $14 thousand of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of 0.2 years.

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2010	2009
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$30,878	$28,777
Interest cost	1,790	1,844
Actuarial loss	3,150	2,392
Benefits paid	(2,185)	(2,135)
Benefit obligation at December 31	33,633	30,878

Change in plan assets
Fair value of assets at January 1	22,153	19,647
Actual return on plan assets	2,484	4,141
Employer contributions	768	500
Benefits paid	(2,185)	(2,135)
Fair value of assets at December 31	23,220	22,153
Funded status	$(10,413)	$(8,725)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(10,413)	$(8,725)
Components of accumulated other comprehensive income (loss):
Unrecognized net actuarial loss	(18,707)	(18,293)
Net amount recognized	$8,294	$9,568

Benefit obligation actuarial assumptions
Weighted average discount rate	5.1%	5.9%

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Components of net periodic cost
Interest cost	$1,790	$1,844	$1,804
Expected return on plan assets	(1,710)	(1,483)	(2,298)
Recognized net loss	1,962	2,225	746
Net periodic cost	2,042	2,586	252

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain (loss)	(414)	2,491	(10,524)
Total recognized in other comprehensive income (loss)	(414)	2,491	(10,524)
Total recognized in net periodic cost and other comprehensive income (loss)	$2,456	$95	$10,776

Net periodic cost actuarial assumptions
Weighted average discount rate	5.9%	6.6%	6.5%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2011 is approximately $2.2 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2010	2009

Equity securities	49%	53%
Debt securities	44	39
Other	7	8
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of $50 thousand and $43 thousand at December 31, 2010 and 2009, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2010 and 2009 by asset category were as follows:

				Total as of	Total as of
	Level 1	Level 2	Level 3	Dec. 31, 2010	Dec. 31, 2009
	(Dollars in thousands)

Money market accounts	$724	$-	$-	$724	$720
Mutual funds	7,425	-	-	7,425	7,850
Government obligations	-	3,535	-	3,535	3,327
Common stocks	5,317	-	-	5,317	5,180
Preferred stocks	554	-	-	554	223
Corporate bonds and debentures	-	3,482	-	3,482	2,538
Limited partnership	-	2,183	-	2,183	2,315
Total	$14,020	$9,200	$-	$23,220	$22,153

We expect to contribute approximately $1.5 million to our defined benefit retirement plan in 2011.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2011	$2,331
2012	2,329
2013	2,344
2014	2,361
2015	2,351
2016-2020	11,721
Total	$23,437

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. (“CBBI”), we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2010	2009
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$7,215	$9,587
Service cost	42	104
Interest cost	435	250
Actuarial (gain) loss	278	(441)
Benefits paid	(215)	(2,285)
Benefit obligation at December 31	7,755	7,215

Change in plan assets
Fair value of assets at January 1	-	-
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of assets at December 31	-	-
Funded status	$(7,755)	$(7,215)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(7,755)	$(7,215)
Components of accumulated other comprehensive income (loss):
Unrecognized transition obligation	(216)	(233)
Unamortized prior service cost	(172)	(189)
Unrecognized net actuarial gain	320	627
Net amount recognized	$(7,687)	$(7,420)

Benefit obligation actuarial assumptions
Weighted average discount rate	5.4%	6.1%
Weighted average rate of compensation increase	5.0%	5.0%

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Components of net periodic cost
Service cost	$42	$104	$80
Interest cost	435	250	187
Amortization of unrecognized transition obligation	17	17	19
Recognized prior service cost	17	18	18
Recognized net (gain) loss	(29)	3	(33)
Net periodic cost	482	392	271

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain (loss)	(307)	444	(597)
Amortization of prior service cost	17	17	18
Amortization of transition obligation	17	18	18
Total recognized in other comprehensive income (loss)	(273)	479	(561)

Total recognized in net periodic cost and other comprehensive income (loss)	$755	$(87)	$832

Net periodic cost actuarial assumptions
Weighted average discount rate	6.1%	5.7%	6.2%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2011 is as follows (in thousands):

Amortization of transition obligation	$17
Amortization of prior service cost	17
Amortization of net actuarial gain	17

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2011.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2011	$215
2012	212
2013	209
2014	206
2015	202
2016-2020	1,806
Total	$2,850

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

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.4 million, $1.7 million and $1.8 million in 2010, 2009 and 2008, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2010, 2009 and 2008.

19.                            OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Rent expense charged to net occupancy	$10,195	$10,525	$10,321
Less sublease income	(92)	(120)	(158)
Net rent expense charged to net occupancy	10,103	10,405	10,163
Rent expense charged to equipment expense	191	296	396
Total net rent expense	$10,294	$10,701	$10,559

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2010:

		Less
	Rental	Sublease	Net Rental
	Commitment	Rental Income	Commitment
	(Dollars in thousands)
Year ending December 31:
2011	$8,089	$(82)	$8,007
2012	7,305	(27)	7,278
2013	6,447	-	6,447
2014	5,752	-	5,752
2015	4,696	-	4,696
Thereafter	30,132	-	30,132
Total	$62,421	$(109)	$62,312

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2010 (in thousands):

Year ending December 31:
2011	$3,330
2012	3,083
2013	2,603
2014	2,019
2015	1,373
Thereafter	1,101
Total	$13,509

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20.                               INCOME AND FRANCHISE TAXES

Components of income tax benefit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
2010:
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

2009:
Federal	$(38,309)	$12,915	$(25,394)
State	(3,586)	8,985	5,399
Total	$(41,895)	$21,900	$(19,995)

2008:
Federal	$(30,674)	$(4,830)	$(35,504)
State	(1,142)	(12,667)	(13,809)
Total	$(31,816)	$(17,497)	$(49,313)

Income tax benefit for the periods presented differed from the “expected” tax benefit (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Computed “expected” tax benefit	$(87,834)	$(116,810)	$(65,704)
Increase (decrease) in taxes resulting from:
Goodwill impairment (not deductible for tax purposes)	35,941	17,500	32,998
Tax-exempt interest	(420)	(1,539)	(2,135)
Other tax-exempt income	(1,669)	(1,827)	(1,700)
Low-income housing and energy tax credits	(8,023)	(1,272)	(4,387)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	(8,724)	(17,907)	(8,975)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	70,506	101,836	-
Other	223	24	590
Total	$-	$(19,995)	$(49,313)

At December 31, 2010, current Federal income taxes payable was $0.3 million. At December 31, 2009, current Federal income taxes receivable was $37.9 million. Current state income taxes receivable was $2.2 million and $1.9 million at December 31, 2010 and 2009, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$67,406	$71,777
Accrued expenses	5,151	5,271
Employee retirement benefits	8,015	7,192
Federal and state tax credit carryforwards	31,851	21,891
Investment write-downs and write-offs	3,429	3,192
Interest on nonaccrual loans	7,471	7,602
Federal and state net operating loss carryforwards	96,777	33,109
Other	15,441	12,962
Total deferred tax assets	$235,541	$162,996

Deferred tax liabilities
Intangible assets	$17,232	$17,295
FHLB stock dividends received	12,345	12,345
Net unrealized gain on derivatives recognized through AOCI	3,249	3,999
Leases	5,528	6,582
Deferred gain on curtailed retirement plan	3,339	3,339
Liability on utilization of state tax credits	6,860	6,631
Other	8,156	8,211
Total deferred tax liabilities	$56,709	$58,402

Deferred tax valuation allowance	$178,832	$104,594

Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $178.8 million and $104.6 million, respectively. The net change in the total valuation allowance was an increase of $74.2 million and $104.6 million in 2010 and 2009, respectively. Of the total valuation allowance recorded in 2010, $70.5 million was recognized as income tax expense while the remaining $3.7 million was charged against AOCI, compared to $101.8 million recognized as income tax expense and $2.8 million charged against AOCI in 2009. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

At December 31, 2010, the Company had net operating loss carryforwards for Federal income tax purposes of $212.6 million, which are available to offset future Federal taxable income, if any, through 2030. At December 31, 2010, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $301.4 million and $40.9 million, respectively, which are available to offset future state taxable income through 2030. In addition, we have state tax credit carryforwards of $22.6 million that do not expire, and federal tax credit carryforwards of $9.3 million, of which $7.6 million expire in 20 years, and $1.7 million do not expire.

As further described in Note 15, to help protect the Company’s tax benefits, the Company implemented the Tax Benefits Preservation Plan on November 23, 2011 and the Protective Charter Amendment on January 26, 2011.

At December 31, 2010, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. We have concluded all U.S. Federal income tax matters for years through 2005, and all Hawaii income tax matters through 2004.

21.                            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of AOCI, net of taxes, were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$-	$(5,158)	$-
All other unrealized gains	2,985	11,109	1,143
Unrealized holding gains (losses) on derivatives	(7,324)	53	14,864
Pension liability adjustments	(10,226)	(9,515)	(12,617)
Accumulated other comprehensive income (loss), net of tax	$(14,565)	$(3,511)	$3,390

Changes in AOCI, net of taxes, were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for sale securities:
Change in unrealized gain/loss during the period	$(5,357)	$7,858	$1,260
Reclassification adjustment for gain/loss included in net loss	2,391	(3,050)	123
Change in accumulated gain/loss on effective cash flow hedging derivatives	(7,377)	(14,811)	14,864
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(711)	3,102	(6,643)
Change in accumulated other comprehensive income (loss)	$(11,054)	$(6,901)	$9,604

22.                            LOSS PER SHARE

The table below presents the information used to compute basic and diluted loss per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net loss	$(250,953)	$(313,747)	$(138,414)
Preferred stock dividends and accretion	8,432	7,946	-
Net loss available to common shareholders	$(259,385)	$(321,693)	$(138,414)

Weighted average shares outstanding - basic and diluted	1,516	1,459	1,433

Basic and diluted loss per share	$ (171.13)	$ (220.56)	$ (96.56)

A total of 128,677, 145,152 and 64,666 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2010, 2009 and 2008, respectively, as their effect was antidilutive.

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

At December 31, 2010 and 2009, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$415,005	$541,825
Standby letters of credit and financial guarantees written	11,056	39,650

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	63,994	89,943
Forward interest rate contracts	40,658	75,162
Forward foreign exchange contracts	1,889	2,184

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

	December 31, 2010		December 31, 2009
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)

Financial assets
Cash and due from banks	$61,725	$61,725	$87,897	$87,897
Interest-bearing deposits in other banks	729,014	729,014	400,470	400,470
Investment securities	705,345	705,430	924,359	924,459
Net loans and leases, including loans held for sale	2,046,338	1,985,261	2,920,531	2,928,475
Accrued interest receivable	11,279	11,279	14,588	14,588

Financial liabilities
Deposits:
Noninterest-bearing deposits	611,744	611,744	638,328	638,328
Interest-bearing demand and savings deposits	1,729,361	1,729,361	1,784,211	1,784,211
Time deposits	791,842	793,333	1,146,377	1,147,629
Total deposits	3,132,947	3,134,438	3,568,916	3,570,168
Short-term borrowings	202,480	202,351	242,429	242,476
Long-term debt	459,803	407,175	657,874	608,696
Accrued interest payable (included in other liabilities)	9,528	9,528	8,980	8,980

Off-balance sheet financial instruments
Commitments to extend credit	415,005	2,075	541,825	2,709
Standby letters of credit and financial guarantees written	11,056	83	39,650	297
Interest rate options	63,994	(170)	89,943	(1,161)
Forward interest rate contracts	40,658	682	75,162	979
Forward foreign exchange contracts	1,889	1,891	2,184	2,187

Fair Value Measurements

We group our financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•                  Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•                  Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•                  Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that requires the use of significant judgment or estimation.

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

December 31, 2010
Available for sale securities:
U.S. Government sponsored entities debt securities	$201,855	$-	$201,855	$-
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	486,964	-	486,964	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,062	1,062	-	-
Derivatives:
Interest rate contracts	512	-	512	-
Total	$703,029	$1,062	$689,331	$12,636

December 31, 2009
Available for sale securities:
U.S. Government sponsored entities debt securities	$207,643	$-	$207,643	$-
States and political subdivisions	51,485	-	37,707	13,778
U.S. Government sponsored entities mortgage-backed securities	613,088	-	613,088	-
Non-agency collateralized mortgage obligations	46,469	-	-	46,469
Other	970	970	-	-
Derivatives:
Interest rate contracts	(182)	-	(182)	-
Total	$919,473	$970	$858,256	$60,247

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non- agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2008	$14,244	$106,091
Principal payments received	(466)	(21,481)
Realized net losses included in net loss	-	(193)
Unrealized losses due to other-than-temporary impairment included in net loss	-	(2,565)
Unrealized net losses included in other comprehensive loss	-	(1,005)
Purchases, sales, issuances and settlements, net	-	(34,378)
Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(1,159)	(1,052)
Realized net losses included in net loss	-	(7,275)
Unrealized net losses included in other comprehensive loss	-	6,222
Purchases, sales, issuances and settlements, net	-	(44,347)
Balance at December 31, 2010	$12,619	$17

Total unrealized net losses included in net loss related to assets still held as of December 31, 2010	$-	$-

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

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
		(Dollars in thousands)
December 31, 2010
Loans held for sale (1)	$35,300	$-	$35,300	$-	$1,460
Impaired loans (1)	205,509	-	205,509	-	150,503
Goodwill (2)	-	-	-	-	102,689
Other real estate (3)	57,507	-	57,507	-	7,256
					$261,908
December 31, 2009
Loans held for sale (1)	$18,161	$-	$18,161	$-	$4,963
Impaired loans (1)	440,538	-	440,538	-	139,838
Goodwill (2)	102,689	-	-	102,689	50,000
Other real estate (3)	26,954	-	26,954	-	7,242
					$202,043

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

26.                            SEGMENT INFORMATION

We have four reportable segments as follows: (1) Commercial Real Estate, (2) Hawaii Market, (3) Treasury, (4) Other. The segments reported are consistent with internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

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

Intersegment net interest income (expense) was allocated to each segment based upon a funds transfer pricing process that assigns costs of funds to assets and earnings credits to liabilities based on market interest rates that reflect interest rate sensitivity and maturity characteristics. All administrative and overhead expenses are allocated to the segments at cost. Cash, investment securities, loans and leases and their related balances are allocated to the segment responsible for acquisition and maintenance of those assets. Segment assets also include all premises and equipment used directly in segment operations.

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2010:
Net interest income	$43,632	$68,049	$6,972	$-	$118,653
Intersegment net interest income (expense)	(30,446)	34,084	569	(4,207)	-
Provision for loan and lease losses	(116,416)	(43,132)	-	-	(159,548)
Other operating income	1,007	39,938	8,236	7,855	57,036
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(22,182)	(85,078)	(8,059)	(49,086)	(164,405)
Administrative and overhead expense allocation	(5,021)	(40,689)	(426)	46,136	-
Net income (loss)	$(129,426)	$(129,517)	$7,292	$698	$(250,953)

At December 31, 2010
Investment securities	$-	$-	$705,345	$-	$705,345
Loans and leases (including loans held for sale)	699,344	1,539,848	-	-	2,239,192
Other	(49,396)	6,228	958,665	78,017	993,514
Total assets	$649,948	$1,546,076	$1,664,010	$78,017	$3,938,051

Year ended December 31, 2009:
Net interest income	$86,739	$66,939	$20,844	$-	$174,522
Intersegment net interest income (expense)	(49,969)	54,330	(13,525)	9,164	-
Provision for loan and lease losses	(304,076)	(44,725)	-	-	(348,801)
Other operating income	1,198	44,084	7,937	4,194	57,413
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(29,394)	(85,902)	(2,921)	(48,659)	(166,876)
Administrative and overhead expense allocation	(5,072)	(37,068)	(357)	42,497	-
Income taxes	16,588	6,271	(1,795)	(1,069)	19,995
Net income (loss)	$(283,986)	$(46,071)	$10,183	$6,127	$(313,747)

At December 31, 2009
Investment securities	$-	$-	$924,359	$-	$924,359
Loans and leases (including loans held for sale)	1,475,760	1,650,050	-	-	3,125,810
Other	(113,918)	173,935	645,397	113,939	819,353
Total assets	$1,361,842	$1,823,985	$1,569,756	$113,939	$4,869,522

Year ended December 31, 2008:
Net interest income	$129,432	$77,004	$(4,481)	$-	$201,955
Intersegment net interest income (expense)	(83,506)	58,883	8,618	16,005	-
Provision for loan and lease losses	(160,600)	(11,068)	-	-	(171,668)
Other operating income	350	44,202	10,875	(619)	54,808
Goodwill impairment	(94,279)	-	-	-	(94,279)
Other operating expense (excluding goodwill impairment)	(44,590)	(81,102)	(5,499)	(47,352)	(178,543)
Administrative and overhead expense allocation	(5,672)	(38,563)	(367)	44,602	-
Income taxes	63,034	(9,670)	(3,167)	(884)	49,313
Net income (loss)	$(195,831)	$39,686	$5,979	$11,752	$(138,414)

27.                            PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2010, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $481.6 million of equity in loss of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2010, the bank had an accumulated deficit of $483.9 million.  For further information, see Note15.

In December 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and DFI, as described in Note 2.

In addition to the Consent Order, in July 2010, Central Pacific Financial Corp. entered into the FRB Agreement with the FRBSF, as described in Note 2.

The bank will also become subject to the contemplated MOU, which we expect to become effective by the end of February 2011, as described in Note 2.

Section 131 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the FRB, FDIC, the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “Agencies”) to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA’s Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution’s capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. At December 31, 2010, the Company was not in compliance with the minimum ratios required by the Consent Order to be met by March 31, 2010.

			Minimum required to be		Minimum required
	Actual		adequately capitalized		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2010:
Tier 1 risk-based capital	$180,626	7.6%	$94,544	4.0%	$141,815	6.0%
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0
Leverage capital	180,626	4.4	163,454	4.0	204,318	5.0

As of December 31, 2009:
Tier 1 risk-based capital	$334,309	9.6%	$139,064	4.0%	$208,596	6.0%
Total risk-based capital	379,848	10.9	278,128	8.0	347,660	10.0
Leverage capital	334,309	6.8	196,478	4.0	245,597	5.0

Central Pacific Bank
As of December 31, 2010:
Tier 1 risk-based capital	$197,626	8.4%	$94,592	4.0%	$141,888	6.0%
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0
Leverage capital	197,626	4.8	163,500	4.0	204,376	5.0

As of December 31, 2009:
Tier 1 risk-based capital	$334,193	9.6%	$138,976	4.0%	$208,464	6.0%
Total risk-based capital	379,705	10.9	277,953	8.0	347,441	10.0
Leverage capital	334,193	6.8	196,273	4.0	245,342	5.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.

Condensed Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and cash equivalents	$6,000	$6,887
Investment securities available for sale	1,062	1,314
Investment in subsidiary bank, at equity in underlying net assets	188,047	440,757
Investment in other subsidiaries, at equity in underlying assets	527	527
Accrued interest receivable and other assets	6,793	7,921
Total assets	$202,429	$457,406

Liabilities and Shareholders’ Equity
Long-term debt	$108,249	$108,249
Other liabilities	28,128	13,194
Total liabilities	136,377	121,443

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 135,000 shares at December 31, 2010 and 2009	130,458	128,975
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 1,527,000 and 1,516,439 shares at December 31, 2010 and 2009, respectively	404,167	405,355
Surplus	63,308	63,075
Accumulated deficit	(517,316)	(257,931)
Accumulated other comprehensive loss	(14,565)	(3,511)
Total shareholders’ equity	66,052	335,963

Total liabilities and shareholders’ equity	$202,429	$457,406

Central Pacific Financial Corp.

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$-	$-	$24,900
Dividends from other subsidiaries	-	8	9
Interest income:
Interest and dividends on investment securities	11	18	18
Interest from subsidiary banks	12	52	44
Other income	107	220	337
Total income	130	298	25,308

Expense:
Interest on long-term debt	3,324	3,884	6,567
Other expenses	6,039	5,984	5,614
Total expenses	9,363	9,868	12,181

Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	(9,233)	(9,570)	13,127
Income tax expense (benefit)	-	3,121	(6,408)
Income (loss) before equity in undistributed income (loss) of subsidiaries	(9,233)	(12,691)	19,535

Equity in loss of subsidiary bank	(241,720)	(301,067)	(157,973)
Equity in undistributed income of other subsidiaries	-	11	24
Net loss	$(250,953)	$(313,747)	$(138,414)

Central Pacific Financial Corp.

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(250,953)	$(313,747)	$(138,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(73)	3,947	(2,009)
Equity in loss of subsidiary bank	241,720	301,067	157,973
Equity in undistributed income of other subsidiaries	-	(11)	(24)
Share-based compensation	56	86	-
Other, net	8,904	5,979	1,227
Net cash provided by (used in) operating activities	(346)	(2,679)	18,753

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	335	-	-
Advances to subsidiaries	-	(135,000)	-
Distribution of capital by subsidiaries	-	-	6
Distribution from unconsolidated subsidiaries	-	-	15
Contributions to unconsolidated subsidiaries	-	-	(751)
Net cash provided by (used in) investing activities	335	(135,000)	(730)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	134,403	-
Net proceeds from issuance of common stock and stock option exercises, net of costs	(1,023)	2,255	600
Repurchases of common stock	-	-	(1,760)
Dividends paid	-	(2,362)	(20,112)
Other, net	147	-	-
Net cash provided by (used in) financing activities	(876)	134,296	(21,272)

Net decrease in cash and cash equivalents	(887)	(3,383)	(3,249)

Cash and cash equivalents
At beginning of year	6,887	10,270	13,519
At end of year	$6,000	$6,887	$10,270

28.                            UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2010:
Interest income	$46,261	$40,100	$38,038	$36,355	$160,754
Interest expense	11,192	10,904	10,669	9,336	42,101
Net interest income	35,069	29,196	27,369	27,019	118,653
Provision for loan and lease losses	58,837	20,412	79,893	406	159,548
Net interest income (loss) after provision for loan and lease losses	(23,768)	8,784	(52,524)	26,613	(40,895)
Investment securities gains	831	-	-	-	831
Loss before income taxes	(160,219)	(16,105)	(72,544)	(2,085)	(250,953)
Net loss	(160,219)	(16,105)	(72,544)	(2,085)	(250,953)
Basic and diluted loss per share	(107.23)	(12.01)	(49.27)	(2.78)	(171.13)

2009:
Interest income	$66,408	$64,441	$59,410	$51,978	$242,237
Interest expense	19,935	18,381	15,958	13,441	67,715
Net interest income	46,473	46,060	43,452	38,537	174,522
Provision for loan and lease losses	26,750	74,324	142,496	105,231	348,801
Net interest income (loss) after provision for loan and lease losses	19,723	(28,264)	(99,044)	(66,694)	(174,279)
Investment securities gains (losses)	(150)	1	(169)	244	(74)
Loss before income taxes	(2,291)	(59,483)	(173,098)	(98,870)	(333,742)
Net income (loss)	2,629	(34,442)	(183,141)	(98,793)	(313,747)
Basic and diluted earnings (loss) per share	0.53	(25.41)	(127.57)	(66.64)	(220.56)

29.                            SUBSEQUENT EVENTS

As further discussed in Note 1, we effected a 1-for-20 reverse split on February 2, 2011. Except as otherwise specified, the share and per share amounts included herein have been restated to give effect to this reverse stock split.

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

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2010. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s 2011 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s 2011 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s 2011 Proxy Statement.

The following table provides information as of December 31, 2010 regarding securities issued under our equity compensation plans that were in effect during fiscal 2010.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	46,460	$426.97	57,758
Equity compensation plans not approved by security holders	—	—	—
Total	46,460	$426.97	57,758

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s 2011 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity and Comprehensive Loss for the Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a) 2.               All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.               Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1).

3.2	Bylaws of the Registrant, as amended (2).

4.1	Statement of Issuance of Shares of Preferred or Special Classes in Series Relating to the Fixed Rate Cumulative Preferred Stock, dated as of December 31, 2008 (3).

4.2	Warrant to purchase up to 79,288 shares of Common Stock, issued on January 9, 2009 (3).

4.3

Tax Benefits Preservation Plan, dated as of November 23, 2010, between the Registrant and Wells Fargo Bank, National Association, which includes the Form of Certificate of Designation for the Junior Participating Preferred Stock, Series C, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Rights as Exhibit C (4).

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (5).

10.2	Split Dollar Life Insurance Plan (6) (7).

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (7) (8).

10.4	The Registrant’s 1997 Stock Option Plan, as amended (7) (8).

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7) (9).

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (7) (10).

10.7	Amendment No. 2008-1 to the Registrant’s 2004 Stock Compensation Plan (5) (7).

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (7) (11).

10.9	Form of Restricted Stock Award Agreement (7) (10).

10.10	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (7) (12).

10.11	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (5) (7).

10.12	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (7) (12).

10.13	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (5) (7).

10.14	The Registrant’s Long-Term Executive Incentive Plan (7) (13).

Exhibit No.	Document
10.15	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (5) (7).

10.16	The Registrant’s 2004 Annual Executive Incentive Plan (7) (10).

10.17	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (5) (7).

10.18	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (7) (14).

10.19	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (15).

10.20	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Registrant and the Treasury (3).

10.21	Distribution Agreement, dated September 4, 2009, among the Registrant, Sandler O’Neill & Partners, L.P. and RBC Capital Markets Corporation (2).

10.22	Consent Order with the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions (2).

10.23	Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions (2).

10.24	Compensation Agreement, effective as of July 1, 2009, by and between the Registrant and Ronald K. Migita (2) (7).

10.25	Compensation Agreement, effective as of January 1, 2010, by and between the Registrant and Ronald K. Migita (2) (7).

10.26	Lending Agreement with Federal Reserve Banks effective October 15, 2006 (2).

10.27	Compensation Agreement with John C. Dean dated May 24, 2010 (7) (16).

10.28	Restricted Stock Unit Agreement with John C. Dean dated May 24, 2010 (7) (16).

10.29	Written Agreement by and among the Registrant, Federal Reserve Bank of San Francisco and Hawaii Division of Financial Institutions dated July 2, 2010 (17).

10.30	Compensation Agreement with Lawrence D. Rodriguez dated August 27, 2010 (7) (18).

10.31	Restricted Stock Unit Agreement with Lawrence D. Rodriguez dated August 27, 2010 (7) (18).

10.32	Investment Agreement, dated November 4, 2010, between the Registrant and Carlyle Financial Services Harbor, L.P. (19).

10.33	Investment Agreement, dated November 4, 2010, between the Registrant and ACMO-CPF, L.L.C. (19).

Exhibit No.	Document
10.34	Employment Agreement with A. Catherine Ngo dated November 23, 2010 (7) (20).

10.35	Amendment dated December 30, 2010 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (21).

10.36	Amendment dated December 30, 2010 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (21).

10.37	Form of Subscription Agreement by and between the Registrant and private placement investors (22).

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (13).

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (13).

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Certification of Chief Executive Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

99.2	Certification of Chief Financial Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

*                                         Filed herewith.

**                                  Furnished herewith.

(1)                               Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

(2)                               Filed as Exhibits 3.2, 10.27, 10.28, 10.29, 10.30, 10.31 and 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

(3)                               Filed as Exhibits 4.1, 4.2 and 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2009.

(4)                               Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(5)                               Filed as Exhibits 10.1, 10.7, 10.15, 10.17, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(6)                               Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(7)                               Denotes management contract or compensation plan or arrangement.

(8)                               Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(9)                               Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(10)                        Filed as Exhibits 10.8, 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(11)                        Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

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

(16)                        Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2010.

(17)                        Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2010.

(18)                        Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010.

(19)                        Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.

(20)                        Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(21)                        Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010.

(22)                        Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2011
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ John C. Dean
John C. Dean Executive Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Dean	Executive Chairman	February 9, 2011
John C. Dean

/s/ Lawrence D. Rodriguez	Executive Vice President and Chief Financial	February 9, 2011
Lawrence D. Rodriguez	Officer

/s/ Richard J. Blangiardi	Director	February 9, 2011
Richard J. Blangiardi

/s/ Christine H. H. Camp	Director	February 9, 2011
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 9, 2011
Earl E. Fry

/s/ B. Jeannie Hedberg	Director	February 9, 2011
B. Jeannie Hedberg

/s/ Paul J. Kosasa	Director	February 9, 2011
Paul J. Kosasa

/s/ Colbert M. Matsumoto	Director	February 9, 2011
Colbert M. Matsumoto

/s/ Ronald K. Migita	Director	February 9, 2011
Ronald K. Migita

/s/ Crystal K. Rose	Director	February 9, 2011
Crystal K. Rose

/s/ Mike K. Sayama	Director	February 9, 2011
Mike K. Sayama

/s/ Maurice H. Yamasato	Director	February 9, 2011
Maurice H. Yamasato

/s/ Dwight L. Yoshimura	Director	February 9, 2011
Dwight L. Yoshimura