Form 10-Q
period 2011-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2011-05-13
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of registrant’s common stock, no par value, on April 29, 2011 was 39,649,510 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2011 and December 31, 2010

Consolidated Statements of Operations Three months ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows Three months ended March 31, 2011 and 2010

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of regulatory actions on the Company including the Bank MOU (as defined below) which replaced the Consent Order (as defined below) by the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions and the BSA MOU (as defined below); the impact of legislation affecting the banking industry (including the Emergency Economic Stabilization Act of 2008 and the Dodd-Frank Wall Street Reform and Consumer Protection Act); the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; volatility in the financial markets and uncertainties concerning the availability of debt or equity financing; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of  levels of consumer and business confidence in the state of the economy and in financial institutions in general and in particular our bank. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year. The Company does not update any of its forward-looking statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$63,687	$61,725
Interest-bearing deposits in other banks	537,495	729,014
Investment securities:
Available for sale, at fair value	1,076,181	702,517
Held to maturity (fair value of $2,009 at March 31, 2011 and $2,913 at December 31, 2010)	1,943	2,828
Total investment securities	1,078,124	705,345

Loans held for sale	54,093	69,748

Loans and leases	2,067,302	2,169,444
Less allowance for loan and lease losses	178,010	192,854
Net loans and leases	1,889,292	1,976,590

Premises and equipment, net	55,977	57,390
Accrued interest receivable	11,461	11,279
Investment in unconsolidated subsidiaries	13,950	14,856
Other real estate	56,601	57,507
Other intangible assets	44,498	44,639
Bank-owned life insurance	142,000	142,296
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	2,353	2,223
Other assets	15,070	16,642
Total assets	$4,013,398	$3,938,051

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$678,007	$611,744
Interest-bearing demand	528,533	639,548
Savings and money market	1,120,272	1,089,813
Time	818,651	791,842
Total deposits	3,145,463	3,132,947

Short-term borrowings	1,423	202,480
Long-term debt	409,299	459,803
Other liabilities	62,231	66,766
Total liabilities	3,618,416	3,861,996

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
none at March 31, 2011 and 135,000 shares at December 31, 2010	-	130,458
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
39,649,052 shares at March 31, 2011 and 1,527,000 shares at December 31, 2010	764,463	404,167
Surplus	63,436	63,308
Accumulated deficit	(428,780)	(517,316)
Accumulated other comprehensive loss	(14,135)	(14,565)
Total shareholders' equity	384,984	66,052
Non-controlling interest	9,998	10,003
Total equity	394,982	76,055
Total liabilities and equity	$4,013,398	$3,938,051

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2011	2010

Interest income:
Interest and fees on loans and leases	$28,566	$37,312
Interest and dividends on investment securities:
Taxable interest	5,221	8,101
Tax-exempt interest	184	515
Dividends	3	3
Interest on deposits in other banks	389	330
Total interest income	34,363	46,261
Interest expense:
Interest on deposits:
Demand	132	258
Savings and money market	732	1,649
Time	2,377	3,981
Interest on short-term borrowings	204	189
Interest on long-term debt	2,717	5,115
Total interest expense	6,162	11,192
Net interest income	28,201	35,069
Provision (credit) for loan and lease losses	(1,575)	58,837
Net interest income (loss) after provision for loan and lease losses	29,776	(23,768)

Other operating income:
Service charges on deposit accounts	2,614	3,207
Other service charges and fees	4,058	3,485
Income from fiduciary activities	761	811
Equity in earnings of unconsolidated subsidiaries	127	29
Fees on foreign exchange	137	156
Investment securities gains	-	831
Loan placement fees	102	85
Net gain on sales of residential loans	2,198	1,945
Income from bank-owned life insurance	1,190	1,184
Other	1,313	1,031
Total other operating income	12,500	12,764
Other operating expense:
Salaries and employee benefits	15,033	14,836
Net occupancy	3,358	3,297
Equipment	1,130	1,477
Amortization of other intangible assets	1,547	1,408
Communication expense	881	1,212
Legal and professional services	2,460	5,650
Computer software expense	883	903
Advertising expense	836	839
Goodwill impairment	-	102,689
Foreclosed asset expense	2,242	5,532
Write down of assets	1,565	774
Other	7,702	10,598
Total other operating expense	37,637	149,215

Income (loss) before income taxes	4,639	(160,219)
Income tax expense	-	-
Net income (loss)	4,639	(160,219)
Preferred stock dividends, accretion of discount and conversion of preferred stock to common stock	(83,897)	2,074
Net income (loss) available to common shareholders	$88,536	$(162,293)

Per common share data:
Basic earnings (loss) per share	$4.59	$(107.23)
Diluted earnings (loss) per share	4.58	(107.23)
Shares used in computation:
Basic shares	19,301	1,513
Diluted shares	19,321	1,513
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$4,639	$(160,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(1,575)	58,837
Depreciation and amortization	1,757	2,062
Goodwill impairment	-	102,689
Write down of assets	1,565	774
Write down of other real estate, net of gain on sale	534	5,532
Amortization of other intangible assets	1,547	1,408
Net amortization of investment securities	1,433	812
Share-based compensation	128	284
Net gain on investment securities	-	(831)
Deferred income tax expense	-	2,439
Net gain on sales of residential loans	(2,198)	(1,945)
Proceeds from sales of loans held for sale	196,043	262,534
Originations of loans held for sale	(179,824)	(216,694)
Equity in earnings of unconsolidated subsidiaries	(127)	(29)
Increase in cash surrender value of bank-owned life insurance	(1,190)	(1,030)
Decrease (increase) in income tax receivable	(130)	862
Net change in other assets and liabilities	1,843	3,441
Net cash provided by operating activities	24,445	60,926
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	114,515	131,753
Proceeds from sales of investment securities available for sale	-	439,436
Purchases of investment securities available for sale	(488,616)	(98,068)
Proceeds from maturities of and calls on investment securities held to maturity	880	461
Net loan principal repayments	82,376	71,082
Proceeds from sales of loans originated for investment	-	37,950
Proceeds from sale of other real estate	6,948	7,664
Proceeds from bank-owned life insurance	158	-
Purchases of premises and equipment	(344)	(222)
Distributions from unconsolidated subsidiaries	523	710
Contributions to unconsolidated subsidiaries	-	(227)
Net cash provided by (used in) investing activities	(283,560)	590,539
Cash flows from financing activities:
Net increase (decrease) in deposits	12,516	(233,878)
Proceeds from long-term debt	-	50,000
Repayments of long-term debt	(50,218)	(50,284)
Net decrease in short-term borrowings	(201,057)	(40,355)
Net proceeds from issuance of common stock and stock option exercises	308,317	-
Other, net	-	37
Net cash provided by (used in) financing activities	69,558	(274,480)
Net increase (decrease) in cash and cash equivalents	(189,557)	376,985
Cash and cash equivalents at beginning of period	790,739	488,367
Cash and cash equivalents at end of period	$601,182	$865,352

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,365	$11,276
Income taxes	7	-
Cash received during the period for:
Income taxes	-	1,068
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$16	$6
Net reclassification of loans to other real estate	6,575	17,364
Net transfer of loans to loans held for sale	-	17,724
Dividends accrued on preferred stock	969	1,742
Accretion of preferred stock discount	204	332
Preferred stock and accrued unpaid dividends converted to common stock	142,988	-
Common stock received in exchange for preferred stock and accrued unpaid dividends	56,201	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

As discussed in our 2010 Form 10-K and our independent auditor’s report dated February 9, 2011, at the time of the filing of our 2010 Form 10-K, there was substantial doubt about our ability to continue as a going concern. Since the filing of our 2010 Form 10-K, we have completed a number of significant milestones as part of our recovery plan. Upon completion of these milestones, which are described more fully below, substantial doubt about our ability to continue as a going concern no longer exists as of the end of the period covered by this report.

2.  REGULATORY MATTERS AND RECOVERY PLAN PROGRESS

While economic conditions have shown recent signs of stabilization and we successfully completed our capital raise and recapitalization, we continue to operate in a difficult environment. Deterioration in the Hawaii and California commercial real estate markets and related declines in property values in those markets has negatively impacted our operating results since the latter half of 2007.

Regulatory Matters

In May 2011, the members of the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”), effective May 5, 2011, which replaced the Consent Order (the “Consent Order”) the Board of Directors of the bank agreed to with the FDIC and DFI in December 2009. The termination of the Consent Order was effective May 11, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to Central Pacific Financial Corp. (“CPF”), among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition, on July 2, 2010, we entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI. For the most part, the Agreement continues and formalizes the terms of the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI, and the Agreement supersedes that Memorandum of Understanding in its entirety. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order and any other supervisory action taken by the bank’s regulators. Additionally, we were required to submit to the FRBSF an acceptable capital plan and cash flow projection.

In February 2011, we also entered into a Memorandum of Understanding (the “BSA MOU”) with the FDIC and DFI relating to the Bank Secrecy Act (the “BSA”). Under the BSA MOU, we are required to (i) fully comply with the BSA and anti-money laundering requirements, (ii) implement a plan to ensure such compliance, including improving and maintaining an adequate system of internal controls, bolstering policies on customer due diligence, providing for comprehensive independent testing to validate compliance and maintaining an adequate compliance staff, (iii) correct all deficiencies identified by our regulators and (iv) provide them with progress reports.

The requirements and restrictions of the Bank MOU, the Agreement and the BSA MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirement; and the enforcement of such actions through injunctions or restraining orders.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and focusing on our core businesses and traditional markets in Hawaii.

As of March 31, 2011, we have accomplished a number of key milestones in our recovery plan, including:

•
On February 18, 2011, we successfully completed a $325 million capital raise from accredited investors in a private placement (the “Private Placement”). Concurrently with the completion of the Private Placement, we exchanged our TARP preferred stock and accrued and unpaid dividends thereon for common stock (the “TARP Exchange”).

•
Significantly improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of March 31, 2011 to 21.34%, 22.67%, and 12.64%, respectively, from 7.64%, 8.98%, and 4.42%, respectively, as of December 31, 2010.  The Company’s capital ratios currently exceed the minimum levels previously required by the Consent Order and the minimum level required by the Bank MOU and are above the levels required for a “well-capitalized” regulatory designation.

•	We reported net income in the first quarter of 2011 of $4.6 million, compared to net losses in the first and fourth quarters of 2010 of $160.2 million and $2.1 million, respectively.

•	We reduced nonperforming assets by $18.0 million to $284.9 million at March 31, 2011 from $302.8 million at December 31, 2010 primarily through loan pay downs and charge-offs.

•
We reduced our construction and development loan portfolio (excluding owner-occupied loans) by approximately $41.7 million, or 13.9%, from $299.9 million at December 31, 2010. Construction and development loans (excluding owner-occupied loans) as a percentage of our total loan portfolio was 12.5% at March 31, 2011, compared to 13.8% at December 31, 2010.

•
We had an allowance for loan and lease losses as a percentage of total loans and leases of 8.61% at March 31, 2011, compared to 8.89% at December 31, 2010. In addition, we had an allowance for loan and lease losses as a percentage of nonperforming assets of 62.49% at March 31, 2011, compared to 63.69% at December 31, 2010.

•	We had cash and cash equivalents totaling $601.2 million at March 31, 2011, compared to $790.7 million at December 31, 2010.

•	We reduced total outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) to $301.0 million at March 31, 2011 from $551.3 million at December 31, 2010.

•	On May 9, 2011, we announced that our rights offering is fully subscribed. Total gross proceeds to us from the rights offering will be approximately $20 million.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information, credit quality indicators and information related to loans modified in a troubled debt restructuring. We adopted this ASU effective January 1, 2011 and the adoption of this statement did not have a material impact on our consolidated financial statements.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
March 31, 2011
Available for Sale
U.S. Government sponsored entities debt securities	$331,345	$249	$(1,050)	$330,544
States and political subdivisions	12,530	-	-	12,530
U.S. Government sponsored entities mortgage-backed securities	727,303	7,563	(2,804)	732,062
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,008	20	-	1,028
Total	$1,072,203	$7,832	$(3,854)	$1,076,181

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$1,943	$66	$-	$2,009

December 31, 2010
Available for Sale
U.S. Government sponsored entities debt securities	$202,192	$306	$(643)	$201,855
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	483,647	6,653	(3,336)	486,964
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,057	5	-	1,062
Total	$699,532	$6,964	$(3,979)	$702,517

Held to Maturity
States and political subdivisions	$500	$4	$-	$504
U.S. Government sponsored entities mortgage-backed securities	2,328	81	-	2,409
Total	$2,828	$85	$-	$2,913

The amortized cost and estimated fair value of investment securities at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due after one year through five years	$331,345	$330,544
Due after five years through ten years	7,270	7,270
Due after ten years	5,260	5,260
Mortage-backed securities	727,303	732,062
Other	1,025	1,045
Total	$1,072,203	$1,076,181

Held to Maturity
Mortage-backed securities	$1,943	$2,009

There were no sales of available for sale securities during the first quarter of 2011. As part of our recovery plan, we sold certain available for sale investment securities during the first quarter of 2010 and received gross proceeds of $439.4 million. Gross realized gains and losses on the sales of the available for sale investment securities during the three months ended March 31, 2010 were $9.6 million and $8.8 million, respectively. The basis on which the cost of all securities sold was determined using the specific identification method.

Investment securities of $579.5 million and $613.5 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 28 and 18 investment securities which were in an unrealized loss position at March 31, 2011 and December 31, 2010, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At March 31, 2011:
U.S. Government sponsored entities
debt securities	$210,122	$(1,050)	$-	$-	$210,122	$(1,050)
U.S. Government sponsored entities
mortgage-backed securities	248,194	(2,804)	-	-	248,194	(2,804)
Total temporarily impaired securities	$458,316	$(3,854)	$-	$-	$458,316	$(3,854)

At December 31, 2010:
U.S. Government sponsored entities
debt securities	$83,973	$(643)	$-	$-	$83,973	$(643)
U.S. Government sponsored entities
mortgage-backed securities	194,756	(3,336)	-	-	194,756	(3,336)
Non-agency collateralized mortgage obligations	17	-	-	-	17	-
Total temporarily impaired securities	$278,746	$(3,979)	$-	$-	$278,746	$(3,979)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Commercial, financial and agricultural	$183,079	$207,900
Real estate:
Construction	272,739	314,530
Mortgage - residential	741,057	747,870
Mortgage - commercial	737,249	761,710
Consumer	111,172	112,950
Leases	25,281	28,163
	2,070,577	2,173,123
Unearned income	(3,275)	(3,679)
Total loans and leases	$2,067,302	$2,169,444

During the three months ended March 31, 2011, we did not transfer any loans to the held-for-sale category. In addition, no loans were sold or purchased during the three months ended March 31, 2011. During the three months ended March 31, 2010, we transferred loans with a carrying value of $17.7 million, all of which were non-performing, to the held-for-sale category and sold loans with a carrying value of $7.3 million. In addition, no loans were purchased during the three months ended March 31, 2010.

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of March 31, 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$94	$10,015	$56	$162	$-	$-	$10,327
Collectively evaluated for impairment	11,006	49,085	30,744	68,838	2,500	1,500	163,673
	11,100	59,100	30,800	69,000	2,500	1,500	174,000
Unallocated							4,010
Total ending balance	$11,100	$59,100	$30,800	$69,000	$2,500	$1,500	$178,010

Loans and leases:
Individually evaluated for impairment	$447	$133,645	$59,582	$15,577	$-	$-	$209,251
Collectively evaluated for impairment	182,632	139,094	681,475	721,672	111,172	25,281	1,861,326
	183,079	272,739	741,057	737,249	111,172	25,281	2,070,577
Unearned income							(3,275)
Total ending balance	$183,079	$272,739	$741,057	$737,249	$111,172	$25,281	$2,067,302

Impaired loans requiring an allowance for loan and lease losses at March 31, 2011 and December 31, 2010 amounted to $105.2 million and $119.8 million, respectively, and included all nonaccrual loans greater than $0.5 million and all loans modified in a troubled debt restructuring. Impaired loans, many of which have been reduced to the estimated fair value of the underlying collateral, not requiring an allowance for loan and lease losses amounted to $104.1 million and $105.2 million at March 31, 2011 and December 31, 2010, respectively. The average recorded investment in impaired loans was $220.0 million during the three months ended March 31, 2011. Interest income recognized on impaired loans was $0.3 million during the three months ended March 31, 2011.

The following table presents by class, loans individually evaluated for impairment as of March 31, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
March 31, 2011
With no related allowance recorded:
Real estate:
Construction	$130,530	$83,141	$-
Mortgage - residential	67,439	58,782	-
Mortgage - commercial	13,578	13,257	-
With an allowance recorded:
Commercial, financial & agricultural	1,146	447	94
Real estate:
Construction	86,673	50,504	10,015
Mortgage - residential	1,263	800	56
Mortgage - commercial	2,853	2,320	162
Total	$303,482	$209,251	$10,327

December 31, 2010
With no related allowance recorded:
Real estate:
Construction	$112,675	$85,571	$-
Mortgage - residential	66,203	58,333	-
Mortgage - commercial	10,917	10,917	-
With an allowance recorded:
Commercial, financial & agricultural	1,184	485	81
Real estate:
Construction	104,429	59,384	18,197
Mortgage - residential	3,681	3,256	89
Mortgage - commercial	7,746	7,088	1,158
Total	$306,835	$225,034	$19,525

The following table presents by class, the recorded investment in nonaccrual loans and accruing loans delinquent for 90 days or more as of March 31, 2011 and December 31, 2010:

	Nonaccrual	Accruing loans delinquent for 90 days or more
	(Dollars in thousands)
March 31, 2011
Commercial, financial & agricultural	$805	$-
Real estate:
Construction	167,541	-
Mortgage - residential	47,859	427
Mortgage - commercial	12,046	-
Consumer	-	13
Leases	-	66
Total	$228,251	$506

December 31, 2010
Commercial, financial & agricultural	$982	$-
Real estate:
Construction	182,073	6,550
Mortgage - residential	47,560	1,800
Mortgage - commercial	14,464	-
Consumer	225	181
Total	$245,304	$8,531

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of March 31, 2011 and December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans & Leases Not Past Due	Total
	(Dollars in thousands)
March 31, 2011
Commercial, financial & agricultural	$47	$129	$-	$805	$981	$182,109	$183,090
Real estate:
Construction	199	-	-	167,541	167,740	104,589	272,329
Mortgage - residential	8,100	1,053	427	47,859	57,439	682,133	739,572
Mortgage - commercial	1,262	3,155	-	12,046	16,463	719,395	735,858
Consumer	445	333	13	-	791	110,381	111,172
Leases	312	-	66	-	378	24,903	25,281
Total	$10,365	$4,670	$506	$228,251	$243,792	$1,823,510	$2,067,302

December 31, 2010
Commercial, financial & agricultural	$495	$252	$-	$982	$1,729	$206,251	$207,980
Real estate:
Construction	12,551	118	6,550	182,073	201,292	112,493	313,785
Mortgage - residential	4,183	7,494	1,800	47,560	61,037	685,224	746,261
Mortgage - commercial	273	3,169	-	14,464	17,906	742,400	760,306
Consumer	620	444	181	225	1,470	111,479	112,949
Leases	100	-	-	-	100	28,063	28,163
Total	$18,222	$11,477	$8,531	$245,304	$283,534	$1,885,910	$2,169,444

Restructured loans included in nonperforming assets at March 31, 2011 consisted of eight Hawaii construction and development loans with a combined principal balance of $39.3 million, 78 Hawaii residential mortgage loans with a combined principal balance of $31.3 million, one Mainland construction and development loan with a principal balance of $1.4 million and one Hawaii commercial loan with a principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $12.4 million of restructured loans still accruing interest at March 31, 2011, none of which were more than 90 days delinquent. At December 31, 2010, there were $14.2 million of restructured loans still accruing interest, including two residential mortgage loans totaling $0.8 million that were more than 90 days delinquent.

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of March 31, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Unearned Income	Total
	(Dollars in thousands)
March 31, 2011
Commercial, financial
& agricultural	$101,385	$14,484	$13,552	$-	$-	$53,658	$(11)	$183,090
Real estate:
Construction	33,644	31,589	201,396	-	-	6,110	410	272,329
Mortgage - residential	75,450	12,889	54,143	-	-	598,575	1,485	739,572
Mortgage - commercial	543,717	71,048	86,724	-	-	35,760	1,391	735,858
Consumer	4,768	-	306	-	-	106,098	-	111,172
Leases	19,355	3,800	2,126	-	-	-	-	25,281
Total	$778,319	$133,810	$358,247	$-	$-	$800,201	$3,275	$2,067,302

December 31, 2010
Commercial, financial
& agricultural	$109,619	$22,529	$19,370	$-	$-	$56,382	$(80)	$207,980
Real estate:
Construction	44,488	41,330	215,187	5,789	-	7,736	745	313,785
Mortgage - residential	70,747	17,475	55,533	-	-	604,115	1,609	746,261
Mortgage - commercial	557,511	67,639	97,871	2,883	-	35,806	1,404	760,306
Consumer	5,778	307	769	-	14	106,082	1	112,949
Leases	21,761	4,039	2,363	-	-	-	-	28,163
Total	$809,904	$153,319	$391,093	$8,672	$14	$810,121	$3,679	$2,169,444

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2011 and December 31, 2010, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Balance, beginning of period	$192,854	$205,279
Provision (credit) for loan and lease losses	(1,575)	58,837
	191,279	264,116
Charge-offs	(18,131)	(59,968)
Recoveries	4,862	7,498
Net charge-offs	(13,269)	(52,470)
Balance, end of period	$178,010	$211,646

Our provision for loan and lease losses (the “Provision”) was a credit of $1.6 million in the first quarter of 2011, compared to a charge of $58.8 million in the first quarter of 2010. The year-over-year decrease in both our Provision and Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in both nonperforming assets and net charge-offs.

The following table presents by class, the activity in the Allowance for the three months ended March 31, 2011:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)

Beginning balance	$13,400	$76,600	$31,800	$64,300	$3,200	$1,600	$1,954	$192,854
Provision (credit) for loan
and lease losses	(1,326)	(7,008)	336	4,887	(420)	(100)	2,056	(1,575)
	12,074	69,592	32,136	69,187	2,780	1,500	4,010	191,279
Charge-offs	(1,406)	(13,858)	(2,036)	(226)	(605)	-	-	(18,131)
Recoveries	432	3,366	700	39	325	-	-	4,862
Net charge-offs	(974)	(10,492)	(1,336)	(187)	(280)	-	-	(13,269)
Ending balance	$11,100	$59,100	$30,800	$69,000	$2,500	$1,500	$4,010	$178,010

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements and input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience increases to our Provision.

7.   SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values at the time of securitization. The fair value of the servicing assets was determined using a discounted cash flow model based on market value assumptions at the time of securitization and is amortized in proportion to and over the period of net servicing income.

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $9.7 million and $10.0 million at March 31, 2011 and December 31, 2010, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $26 thousand and $34 thousand on unsold mortgage-backed securities were recorded in accumulated other comprehensive loss (“AOCL”) at March 31, 2011 and December 31, 2010, respectively.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

We review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill and evaluate our other intangible assets whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill. Absent any impairment indicators, we perform our annual goodwill impairment test during the fourth quarter of each fiscal year.

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

During the first quarter of 2010, we determined that an impairment test was required because of the uncertainty regarding our ability to continue as a going concern combined with the fact that our market capitalization remained depressed. As a result of our impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million during that quarter. As of March 31, 2011, we had no goodwill remaining on our consolidated balance sheet.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the three months ended March 31, 2011:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$20,727	$22,712	$1,050	$150	$44,639
Additions	-	1,406	-	-	1,406
Amortization	(669)	(828)	(35)	(15)	(1,547)
Balance, end of period	$20,058	$23,290	$1,015	$135	$44,498

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.4 million for the three months ended March 31, 2011, compared to $1.6 million for the three months ended March 31, 2010. Amortization of mortgage servicing rights was $0.8 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Fair market value, beginning of period	$23,709	$23,019
Fair market value, end of period	24,316	22,897
Weighted average discount rate	8.5%	8.5%
Weighted average prepayment speed assumption	14.2	13.2

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(24,584)	$20,058	$44,642	$(23,915)	$20,727
Mortgage servicing rights	43,073	(19,783)	23,290	41,667	(18,955)	22,712
Customer relationships	1,400	(385)	1,015	1,400	(350)	1,050
Non-compete agreements	300	(165)	135	300	(150)	150
Total	$89,415	$(44,917)	$44,498	$88,009	$(43,370)	$44,639

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of March 31, 2011, estimated amortization expense for the remainder of fiscal 2011, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2011 (remainder)	$2,006	$2,160	$105	$45	$4,316
2012	2,674	3,119	140	60	5,993
2013	2,674	2,705	140	30	5,549
2014	2,674	2,351	140	-	5,165
2015	2,674	2,014	140	-	4,828
2016	2,674	1,709	140	-	4,523
Thereafter	4,682	9,232	210	-	14,124
	$20,058	$23,290	$1,015	$135	$44,498

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCL and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain is being recognized into income over the original contract period through January 2013 using the effective yield method and we expect to reclassify $2.7 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2011, we were a party to interest rate lock and forward sale commitments on $50.5 million and $20.6 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at December 31, 2010	Fair Value at March 31, 2011	Fair Value at December 31, 2010
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$230	$1,035	$251	$523

The following table presents the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain Reclassified from AOCL into Earnings (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative (Ineffective Portion)
	(Dollars in thousands)
Three Months Ended March 31, 2011
Interest rate contracts	$-	$1,116	$-

Three Months Ended March 31, 2010
Interest rate contracts	$-	$1,890	$-

Amounts recognized in AOCL are net of income taxes. Amounts reclassified from AOCL into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended March 31, 2011
Interest rate contracts	Other operating income	$279

Three Months Ended March 31, 2010
Interest rate contracts	Other operating income	$219

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At March 31, 2011, our bank maintained a $31.9 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of March 31, 2011, certain commercial real estate loans totaling $125.5 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. Future advances under this arrangement are subject to approval of the Federal Reserve. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. Since September 2009, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility.

The bank is a member of and maintained a $732.1 million line of credit with the FHLB as of March 31, 2011. Long-term borrowings under this arrangement totaled $301.1 million at March 31, 2011, compared to $200.0 million and $351.3 million of short-term and long-term borrowings, respectively, at December 31, 2010. There were no short-term borrowings under this arrangement at March 31, 2011. FHLB advances outstanding at March 31, 2011 were secured by investment securities with a fair value of $340.9 million and certain real estate loans totaling $602.9 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $431.0 million was undrawn under this arrangement at March 31, 2011. The FHLB has no obligation to make future advances to the bank.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at seven consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $5.9 million and $5.1 million at March 31, 2011 and December 31, 2010, respectively. With the recent completion of the Private Placement, we plan to seek regulatory approval to pay all deferred payments under our trust preferred securities.

11.   EQUITY

During the first quarter of 2011, we completed the following transactions as part of our recapitalization:

•
on February 2, 2011, we effected a one-for-twenty reverse stock split of our Common Stock (the “Reverse Stock Split”). Except as otherwise specified, the share and per share amounts for historical periods have been restated to give the effect to the Reverse Stock Split;

•
on February 18, 2011, we completed the $325 million Private Placement with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (together with Carlyle, the “Lead Investors”) pursuant to investment agreements with each of the Lead Investors and (2) various other investors, including certain of our directors and officers, pursuant to subscription agreements with each of such investors; and

•
concurrently with the closing of the Private Placement, we completed the TARP Exchange of 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, no par value per share and liquidation preference $1,000 per share, held by the United States Department of the Treasury (the “Treasury”), and accrued and unpaid dividends thereon for 5,620,117 common shares. We also amended the warrant held by the Treasury (the “Amended TARP Warrant”) to, among other things, reduce the exercise price from $255.40 per share to $10 per share. The warrant grants the Treasury the right to purchase 79,288 Common Shares, subject to adjustment.

The TARP Exchange resulted in a non-cash increase in net income available to common shareholders of $85.1 million as the book value of the preferred stock plus accrued and unpaid dividends was greater than the estimated fair value of the common stock issued to the Treasury of $56.2 million and the fair value of the Amended TARP Warrant at the time of the TARP Exchange. This accounting treatment had no effect on our total shareholders’ equity or our regulatory capital position.

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. If the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through March 31, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $0.5 million recorded in other noninterest income.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and Treasury, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $478.1 million at March 31, 2011, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

There was no activity related to stock options for the Company’s stock option plans during the three months ended March 31, 2011.

Restricted Stock Awards and Units

There was no activity related to restricted stock awards and units during the three months ended March 31, 2011.

Performance Shares and Stock Appreciation Rights

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the three months ended March 31, 2011.

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the three months ended March 31, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	2,442	$377.60
Changes during the period:
Vested	(531)	377.60
Forfeited	(1,911)	377.60
Outstanding at March 31, 2011	-

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the three months ended March 31, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	4,608	$377.60
Changes during the period:
Forfeited	(4,608)	377.60
Outstanding at March 31, 2011	-

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Unrealized gain on available for sale investment securities	$3,976	$2,985
Unrealized loss on derivatives	(8,440)	(7,324)
Pension adjustments	(9,671)	(10,226)
Accumulated other comprehensive loss, net of tax	$(14,135)	$(14,565)

Components of comprehensive income (loss), net of taxes, for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Net income (loss)	$4,639	$(160,219)
Unrealized gain (loss) on investment securities	991	(1,997)
Unrealized loss on derivatives	(1,116)	(1,890)
Pension adjustments	555	444
Comprehensive income (loss)	$5,069	$(163,662)

14.  PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Interest cost	$417	$437
Expected return on assets	(457)	(428)
Amortization of unrecognized loss	550	514
Net periodic cost	$510	$523

The fair values of the defined benefit retirement plan as of March 31, 2011 and December 31, 2010 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2011
Money market accounts	$747	$-	$-	$747
Mutual funds	7,457	-	-	7,457
Government obligations	-	4,144	-	4,144
Common stocks	5,773	-	-	5,773
Preferred stocks	546	-	-	546
Corporate bonds and debentures	-	4,110	-	4,110
Limited partnerships	-	1,138	-	1,138
Total	$14,523	$9,392	$-	$23,915

December 31, 2010
Money market accounts	$724	$-	$-	$724
Mutual funds	7,425	-	-	7,425
Government obligations	-	3,535	-	3,535
Common stocks	5,317	-	-	5,317
Preferred stocks	554	-	-	554
Corporate bonds and debentures	-	3,482	-	3,482
Limited partnerships	-	2,183	-	2,183
Total	$14,020	$9,200	$-	$23,220

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Service cost	$-	$11
Interest cost	103	108
Amortization of unrecognized transition obligation	4	4
Amortization of prior service cost	5	(7)
Amortization of unrecognized (gain) loss	(4)	5
Net periodic cost	$108	$121

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at March 31, 2011 and December 31, 2010 was $177.8 million and $178.8 million, respectively. The $1.0 million decrease in our valuation allowance during the first quarter of 2011 was attributable to a decrease in our net deferred tax assets resulting from the net operating income recognized in the first quarter of 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS (LOSS) PER SHARE

The following table presents the information used to compute basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share data)

Net income (loss)	$4,639	$(160,219)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	(83,897)	2,074
Net income (loss) available to common shareholders	$88,536	$(162,293)

Weighted average shares outstanding - basic	19,301	1,513
Dilutive effect of Treasury warrants	20	-
Weighted average shares outstanding - diluted	19,321	1,513

Basic earnings (loss) per share	$4.59	$(107.23)
Diluted earnings (loss) per share	$4.58	$(107.23)

A total of 41,934 and 142,107 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2011 and 2010, respectively, as their effect was antidilutive.

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

	March 31, 2011		December 31, 2010
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$63,687	$63,687	$61,725	$61,725
Interest-bearing deposits in other banks	537,495	537,495	729,014	729,014
Investment securities	1,078,124	1,078,190	705,345	705,430
Net loans and leases, including loans held for sale	1,943,385	1,872,273	2,046,338	1,985,261
Accrued interest receivable	11,461	11,461	11,279	11,279

Financial liabilities
Deposits:
Noninterest-bearing deposits	678,007	678,007	611,744	611,744
Interest-bearing demand and savings deposits	1,648,805	1,648,805	1,729,361	1,729,361
Time deposits	818,651	822,934	791,842	793,333
Total deposits	3,145,463	3,149,746	3,132,947	3,134,438
Short-term borrowings	1,423	1,423	202,480	202,351
Long-term debt	409,299	340,847	459,803	407,175
Accrued interest payable (included in other liabilities)	9,325	9,325	9,528	9,528

Off-balance sheet financial instruments
Commitments to extend credit	410,775	2,054	415,005	2,075
Standby letters of credit and financial guarantees written	16,955	127	11,056	83
Interest rate options	50,516	33	63,994	(170
Forward interest rate contracts	20,587	(53)	40,658	682
Forward foreign exchange contracts	-	-	1,889	1,891

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$330,544	$-	$330,544	$-
States and political subdivisions	12,530	-	-	12,530
U.S. Government sponsored entities mortgage-backed securities	732,062	-	732,062	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,028	1,028	-	-
Derivatives:
Interest rate contracts	(20)	-	(20)	-
Amended TARP Warrant	(1,187)	-	(1,187)	-
Total	$1,074,974	$1,028	$1,061,399	$12,547

December 31, 2010
Available for sale securities:
U.S. Government sponsored entities debt securities	$201,855	$-	$201,855	$-
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	486,964	-	486,964	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,062	1,062	-	-
Derivatives:
Interest rate contracts	512	-	512	-
Total	$703,029	$1,062	$689,331	$12,636

For the three months ended March 31, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2010	$12,619	$17
Principal payments received	(89)	-
Balance at March 31, 2011	$12,530	$17

Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(95)	(1,051)
Realized net losses included in net loss	-	(7,275)
Unrealized net gains included in other comprehensive loss	-	6,222
Sales	-	(44,347)
Balance at March 31, 2010	$13,683	$18

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2011
Loans held for sale (1)	$33,665	$-	$33,665	$-
Impaired loans (1)	198,924	-	198,924	-
Other real estate (2)	56,601	-	56,601	-

December 31, 2010
Loans held for sale (1)	$35,300	$-	$35,300	$-
Impaired loans (1)	205,509	-	205,509	-
Other real estate (2)	57,507	-	57,507	-

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended March 31, 2011:
Net interest income	$7,741	$16,683	$3,777	$-	$28,201
Intersegment net interest income (expense)	(4,801)	15,227	(1,223)	(9,203)	-
Credit for loan and lease losses	1,200	375	-	-	1,575
Other operating income	268	10,107	1,639	486	12,500
Other operating expense	(4,428)	(21,018)	(89)	(12,102)	(37,637)
Administrative and overhead expense allocation	(939)	(10,763)	(125)	11,827	-
Income taxes	-	-	-	-	-
Net income (loss)	$(959)	$10,611	$3,979	$(8,992)	$4,639

Three months ended March 31, 2010:
Net interest income	$13,332	$16,569	$5,168	$-	$35,069
Intersegment net interest income (expense)	(9,941)	9,670	(1,716)	1,987	-
Provision for loan and lease losses	(40,300)	(18,537)	-	-	(58,837)
Other operating income	215	9,812	2,858	(121)	12,764
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(10,613)	(21,910)	(665)	(13,338)	(46,526)
Administrative and overhead expense allocation	(1,215)	(10,079)	(102)	11,396	-
Income taxes	-	-	-	-	-
Net income (loss)	$(48,522)	$(117,164)	$5,543	$(76)	$(160,219)

At March 31, 2011:
Investment securities	$-	$-	$1,078,124	$-	$1,078,124
Loans and leases (including loans held for sale)	642,023	1,479,372	-	-	2,121,395
Other	(39,219)	6,162	772,826	74,110	813,879
Total assets	$602,804	$1,485,534	$1,850,950	$74,110	$4,013,398

At December 31, 2010:
Investment securities	$-	$-	$705,345	$-	$705,345
Loans and leases (including loans held for sale)	699,344	1,539,848	-	-	2,239,192
Other	(49,396)	6,228	958,665	78,017	993,514
Total assets	$649,948	$1,546,076	$1,664,010	$78,017	$3,938,051

19.  LEGAL PROCEEDINGS

Overdraft Litigation

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, vs. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserts claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs seek declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. We are unable at this time to estimate the possible loss or range of possible loss that may result from this lawsuit.

Other Litigation

We are involved in other legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

20.  SUBSEQUENT EVENTS

We evaluated the effects of events that have occurred subsequent to March 31, 2011 and identified the following transactions warranting disclosure:

On April 11, 2011, we commenced a common stock rights offering of up to $20 million (the “Rights Offering”). Shareholders of record as of close of business on February 17, 2011 received at no charge transferable rights to purchase up to 2,000,000 newly-issued common shares in the Rights Offering at $10 per share. The Rights Offering expired on May 6, 2011, and on May 9, 2011 we announced that our Rights Offering is fully subscribed. We expect to issue approximately 2,000,000 common shares to subscribing rights holders following the completion of the over-subscription allocation procedure. Total gross proceeds to us from the Rights Offering will be approximately $20 million.

On April 12, 2011, we announced that the registration statement registering the common shares issued to certain investors in the Private Placement was declared effective by the SEC. The registration statement covers the offer and sale by certain selling shareholders of up to 18,487,715 shares of common stock, no par value per share, which includes 79,288 shares underlying a warrant issued to the Treasury. The Company will not receive any proceeds from the sale of common shares by any selling shareholder.

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

Central Pacific Bank is a full-service community bank with 34 branches and 120 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The bank also has a loan production office in California.  As part of our recovery plan, which is described more fully under “—Capital Resources” below, we plan to continue to reduce our exposure to the Mainland.

Recent Events

On February 2, 2011, we effected a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”).

On February 18, 2011, we completed a capital raise of $325 million in a private placement (the “Private Placement”) with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (“Anchorage” and, together with Carlyle, the “Lead Investors”) pursuant to investment agreements with each of the Lead Investors (collectively, the “Investment Agreements”) and (2) various other investors, including certain of our directors and officers (the “Additional Investors” and, together with the Lead Investors, the “Investors”), pursuant to subscription agreements with each of such investors.

Concurrently with the closing of the Private Placement, we completed the exchange (the “TARP Exchange”) of 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, no par value per share and liquidation preference $1,000 per share (the “TARP Preferred Stock”), held by the United States Department of the Treasury (the “Treasury”), and accrued and unpaid dividends thereon for 5,620,117 common shares. We also amended the warrant held by the Treasury to, among other things, reflect an exercise price of $10 per share. The warrant grants the Treasury the right to purchase 79,288 common shares, subject to adjustment.

On April 11, 2011, we commenced a common stock rights offering of up to $20 million (the “Rights Offering”). Shareholders of record as of close of business on February 17, 2011 received at no charge transferable rights to purchase up to 2,000,000 newly-issued common shares in the Rights Offering at $10 per share. The Rights Offering expired on May 6, 2011, and on May 9, 2011 we announced that the Rights Offering is fully subscribed. We expect to issue approximately 2,000,000 common shares to subscribing rights holders following the completion of the over-subscription allocation procedure. Total gross proceeds to us from the Rights Offering will be approximately $20 million.

On April 12, 2011, we announced that the registration statement registering the common shares issued to certain investors in the Private Placement was declared effective by the U.S. Securities and Exchange Commission (“SEC”). The registration statement covers the offer and sale by certain selling shareholders of up to 18,487,715 shares of common stock, no par value per share, which includes 79,288 shares underlying a warrant issued to the Treasury. The Company will not receive any proceeds from the sale of common shares by any selling shareholder.

On April 20, 2011, following regulatory approval, we announced appointments of Crystal K. Rose as Chair of the Board of Directors of CPF and Central Pacific Bank (“CPB”) and John C. Dean, former Executive Chairman of CPF and CPB, as President and Chief Executive Officer (“CEO”) of CPF and CPB. Mr. Dean continues to serve as a director of both the CPF and CPB boards.

The Reverse Stock Split, Private Placement, TARP Exchange and Rights Offering are all part of our previously announced recapitalization plan.

Regulatory Matters

In May 2011, the members of the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”), effective May 5, 2011, which replaced the Consent Order (the “Consent Order”) the Board of Directors of the bank agreed to with the FDIC and DFI in December 2009. The termination of the Consent Order was effective May 11, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to CPF, among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition, the Company is also subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which supersedes in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Agreement requires that our Board of Directors fully utilize the Company's financial and managerial resources to ensure that the bank complies with the Consent Order and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

On February 9, 2011, the bank entered into a Memorandum of Understanding (the “BSA MOU”) with the FDIC and DFI relating to the Bank Secrecy Act (the “BSA”). Under the BSA MOU, the bank is required to (i) fully comply with the BSA and anti-money laundering requirements, (ii) implement a plan to ensure such compliance, including improving and maintaining an adequate system of internal controls, bolstering policies on customer due diligence, providing for comprehensive independent testing to validate compliance, and maintaining an adequate compliance staff, (iii) correct all deficiencies identified by our regulators and (iv) provide them with progress reports.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU, the Agreement or the BSA MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios requirements. The requirements and restrictions of the Bank MOU, the Agreement and the BSA MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

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

•
Require the FDIC and Federal Reserve System (“FRB”) to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs.

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

Our policy is to charge a loan off in the period in which the loan is deemed to be uncollectible. We consider a loan to be uncollectible when it is probable that a loss has been incurred and the Company can make a reasonable estimate of the loss. In these instances, the likelihood of and/or timeframe for recovery of the amount due is uncertain, weak, or protracted.

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

In the first quarter of 2011, we recorded a credit to the Provision of $1.6 million. We had an Allowance, as a percentage of total loans and leases, of 8.61% at March 31, 2011, compared to 8.89% at December 31, 2010. Although general economic trends and market conditions have shown signs of stabilization to some degree, it is possible that the Hawaii or California real estate markets could begin to deteriorate further. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance; any of which would require an increase in our Provision. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

Additionally, when establishing our Allowance, management made certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy began to deteriorate in the second half of 2007 and real estate values declined, we found that many of the assumptions and judgments that we made at the time needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses. Because of the potential volatility that exists in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines or fails as a result of their continued exposure to the real estate markets and other financial stresses.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At March 31, 2011 and December 31, 2010, this reserve totaled $5.6 million and $5.0 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through March 31, 2011 were approximately $3.1 billion and $2.7 billion, respectively. Outstanding balances for agency and non-agency (estimated) for vintages 2005 through 2011 as of March 31, 2011 were $2.3 billion and $1.7 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of March 31, 2011 total approximately $85.6 million.

The repurchase loss liability is estimated by origination year to capture certain characteristics of each vintage, e.g., economic and housing market conditions, mortgage loan defaults, underwriting standards, etc. Expected repurchases by vintage are based on estimates of current and future investor demand, which are further derived from economic factors, investor demand strategies and other external conditions. To the extent that repurchase demands are made by investors, we may be able to appeal such repurchase demands. However, our appeals success may be affected by the reasons for repurchase demands, the quality of the demands, and our appeals strategies. Loss rate estimates include assumptions about the quality of the sold portfolio, as well as economic and other external factors.

Currently, repurchase demands relate primarily to 2007 and 2008 vintages, during which, debt-to-income ratios and loan-to-values tended to be higher, as the GSEs relaxed enforcement of underwriting standards for conforming loans. During 2010, we experienced an increase in repurchase activity for these older vintage loans, as measured by the number of investor file requests, repurchase demands, and actual repurchases. We believe the increase in repurchase activity relates to continued weak economic conditions as investors continued to experience elevated levels of defaulted loans.

Loans repurchased during the three months ended March 31, 2011 totaled approximately $0.6 million.

The reasons for repurchases have varied, from misrepresentation to income and documentation errors. Due to the limited amount of historical repurchase activity, we continue to analyze repurchase data for emerging material trends. The number of repurchase requests by vintage and investor type, as well as appeals and repurchases are depicted in table below.

Repurchase Demands, Appeals, Repurchases [1]
Three months ended March 31, 2011

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	1	-	-	1	-	-	-	-
2006	-	-	-	-	-	-	-	-
2007	-	-	-	-	2	-	-	2
2008	3	1	-	2	4	-	-	4
2009	2	-	-	2	-	-	-	-
2010	7	3	-	4	-	-	-	-
2011	-	-	-	-	-	-	-	-
Total	13	4	-	9	6	-	-	6

[1] Based on repurchase requests received between January 1, 2011 and March 31, 2011.

The reserve for residential mortgage loan repurchase losses of $5.6 million at March 31, 2011, represents our best estimate of the probable loss that we may incur for various representations and warranties in our loan sales contracts with investors. This represents an increase of $0.6 million from December 31, 2010, which was necessary in our estimation, due to the increase in repurchase activity, and uncertainty and risk around future activity and losses. The table below shows changes in the repurchase losses liability since initial establishment.

	Three Months Ended		Year Ended December 31,
	March 31, 2011	March 31, 2010	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$5,014	$183	$183	$22	$-
Change in estimate	573	-	6,071	161	22
Utilizations	-	-	(1,240)	-	-
Balance, end of period	$5,587	$183	$5,014	$183	$22

Our ability to predict repurchase losses is adversely impacted by the lack of significant historical precedent, as well as the lack of access to the servicing records of loans sold to non-agencies. Additionally, repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans, adding difficulty to the estimation process and requiring considerable management judgment. To the extent that future investor repurchase demand and appeals success differ from past experience, we could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined than an impairment test was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of our first quarter impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. As of March 31, 2011, we had no goodwill remaining on our consolidated balance sheet.

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

An increase in the discount rate or asset return rate would reduce pension expense in 2011, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2011 pension expense by less than $0.1 million and year-end 2010 pension liability by $0.9 million, while a 0.25% change in the asset return rate would impact 2011 pension expense by less than $0.1 million.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides additional guidance related to determining whether a creditor has granted a concession, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20. This ASU is effective for the Company's reporting period ending September 30, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Financial Summary

During the first quarter of 2011, we reported net income of $4.6 million, or $4.58 per diluted share, compared to a net loss of $160.2 million, or $107.23 per diluted share, reported in the first quarter of 2010. Our net income per diluted share of $4.58 includes the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange. Excluding this one-time adjustment, which did not impact our reported net income of $4.6 million, our net income per diluted share for the first quarter of 2011 was $0.18. See Note 11 to the consolidated financial statements for more information. Credit costs, which includes the provision for loan and lease losses, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded commitments, totaled $1.9 million in the first quarter of 2011, compared to $66.6 million in the prior year quarter. The net loss in the first quarter of 2010 included a non-cash charge of $102.7 million associated with the impairment of goodwill assigned to our Hawaii Market reporting unit.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $21.6 million and $126.1 million for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31,
	2011		2010

Return (loss) on average assets	0.47%		(13.25	) %
Return (loss) on average shareholders' equity	9.34		(196.41)
Return (loss) on average tangible equity	10.48		(320.04)
Basic earnings (loss) per common share	$4.59	*	$(107.23)
Diluted earnings (loss) per common share	4.58	*	(107.23)

* Includes the impact of a one-time accounting adjustment totaling $85.1 million related to the TARP Exchange. Excluding this one-time adjustment, our basic and diluted earnings per share was $0.18 for the three months ended March 31, 2011.

Material Trends

The global and U.S. economies continue to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were partly attributable to various initiatives of the U.S. government. Initiatives such as the Emergency Economic Stabilization Act (“EESA”) and the American Recovery and Reinvestment Act (“ARRA”) have thus far helped the financial markets and U.S. economy. Additionally, the Federal Reserve System (“FRB”) implemented a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in December 2008 and kept these rates at those levels until increasing the discount rate to 0.75% in February 2010. In November 2010, the FRB announced an initiative, known as QE2, to purchase an additional $600 billion in assets.

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

Hawaii’s economy is expected to see modest improvement during 2011, according to the Hawaii State Department of Business, Economic Development & Tourism (“DBEDT”). Tourism remains Hawaii’s most significant economic driver and according to the Hawaii Tourism Authority (“HTA”), total visitor arrivals and visitor expenditures increased by 9.1% and 16.9%, respectively, for the first three months of 2011 compared to the same period in 2010. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate remained unchanged from December 2010 to March 2011 at 6.3% and Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 8.8%. DBEDT projects real personal income and real gross state product to grow by a modest 1.0% and 1.8%, respectively, in 2011.

On March 11, 2011, a massive earthquake triggered a giant tsunami that devastated northeastern Japan. According to the HTA, visitor arrivals and expenditures from Japan accounted for approximately 17.4% and 16.9%, respectively of the total visitor arrivals and expenditures in 2010. Japanese visitor arrivals and expenditures in March 2011 were down 17.9% and 4.2%, respectively, compared to March 2010, due to flight suspensions and trip cancellations following the earthquake and tsunami. At this time, we are not able to predict the impact these natural disasters will have on the Hawaii visitor industry or the Hawaii economy. However, it is likely, at least in the near-term, that the number of Japanese visitors will decline due to these events.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased 2.4% for single-family homes and 8.1% for condominiums for the three months ended March 2011 compared to the three months ended March 2010. The median sales price for single-family homes on Oahu for the three months ended March 2011 was $548,500, representing a decrease of 8.6% from the prior year. The median sales price for condominiums on Oahu for the three months ended March 2011 was $315,000, representing an increase of 1.6% from the prior year. Expectations from local real estate experts and economists are for the Hawaii real estate market to show improvement in 2011, however, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios.

Potential impediments to recovery in the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past.

The outlook for the California economy calls for moderate growth in 2011 followed by better, but subpar, growth in 2012, and another step toward normal growth rates in 2013. The California Association of Realtors (“CAR”) reported that March 2011 unit home sales were up 1.5% from the same period a year ago, while the median sales price decreased by 4.9% from year ago levels to $300,900. CAR anticipates 2011 to be a transition year, moving further toward stabilization, and forecasts California’s annual sales and median sales price to increase 2% to 502,000 units and $312,500, respectively. Labor markets within the state remained weak through the first three months of 2011 as California’s seasonally adjusted unemployment rate persisted at 12.0% at March 2011 and continues to be well above the national unemployment rate of 8.8%. California state government’s budget crisis is more severe than Hawaii’s. Having already issued IOUs once before to preserve cash, California’s government faces a $25.4 billion shortfall and is looking at further cuts in wages, furloughs and government programs. Although we are not making new loans in California, our existing loan portfolio continues to have significant exposure to its markets.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2011 and 2010 is set forth below.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$617,944	0.26%	$389	$503,806	0.27%	$330
Taxable investment securities (1)	890,759	2.35	5,224	808,077	4.01	8,104
Tax-exempt investment securities (1)	12,979	8.67	282	46,226	6.87	793
Loans and leases, net of unearned income (2)	2,189,603	5.27	28,566	3,047,239	4.95	37,312
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,760,082	3.70	34,461	4,454,145	4.22	46,539
Nonearning assets	210,217			383,862
Total assets	$3,970,299			$4,838,007

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$529,405	0.10%	$132	$611,195	0.17%	$258
Savings and money market deposits	1,107,546	0.27	732	1,146,801	0.58	1,649
Time deposits under $100,000	441,461	1.25	1,366	531,603	1.67	2,185
Time deposits $100,000 and over	334,170	1.23	1,011	626,523	1.16	1,796
Short-term borrowings	139,707	0.59	204	274,157	0.28	189
Long-term debt	440,094	2.50	2,717	657,667	3.15	5,115
Total interest-bearing liabilities	2,992,383	0.84	6,162	3,847,946	1.18	11,192
Noninterest-bearing deposits	678,865			592,118
Other liabilities	90,423			61,617
Total liabilities	3,761,671			4,501,681
Shareholders' equity	198,627			326,302
Non-controlling interests	10,001			10,024
Total equity	208,628			336,326
Total liabilities and equity	$3,970,299			$4,838,007

Net interest income			$28,299			$35,347

Net interest margin		3.03%			3.20%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $28.3 million for the first quarter of 2011, decreased by $7.0 million, or 19.9%, from the first quarter of 2010. The decrease was primarily the result of a significant reduction in average loans and leases as we continued our efforts to reduce our credit risk exposure, downsize our balance sheet and improve our liquidity position. The decrease in net interest income also reflects a 52 basis points (“bp”) decline in average yields earned on interest earning assets, which outpaced the 34 bp decline in average rates paid on our interest-bearing liabilities. The decrease in average yields earned on our interest earning assets was directly attributable to the declining interest rate environment, reductions in our higher yielding commercial real estate loan portfolios, and our decision to maximize liquidity by maintaining significant balances in lower yielding cash and cash equivalent accounts.

Interest Income

Taxable-equivalent interest income of $34.5 million for the first quarter of 2011 decreased by $12.1 million, or 26.0%, from the first quarter of 2010. The current quarter decrease was primarily attributable to a significant decline in average loans and leases and investment securities and the average yields earned thereon as described above. Average loans and leases decreased by $857.6 million in the current quarter compared to the first quarter of 2010, contributing to approximately $10.6 million of the current quarter interest income decline, while average yields earned on loans and leases increased by 32 bp in the current quarter, offsetting the decline of interest income by approximately $2.4 million. Although average taxable investment securities increased by $82.7 million in the first quarter of 2011 from the comparable prior year period, average yields earned on taxable investment securities declined by 166 bp, contributing to $3.4 million of the decrease in interest income.

Interest Expense

Interest expense of $6.2 million for the first quarter of 2011 decreased by $5.0 million, or 44.9%, from the comparable prior year quarter. The decrease in interest expense during the current quarter was primarily attributable to the overall decline in both average balances and rates paid on savings and money market deposits, time deposits less than $100,000 and long-term debt. The 31 bp decline in average rates on savings and money market deposits contributed to $0.9 million of the current quarter decrease in interest expense, the 42 bp decline in average rates on time deposits under $100,000 contributed to $0.6 million of the current quarter decrease, and the 65 bp decline on average rates on long-term debt contributed to $1.1 million of the current quarter decrease. Additionally, the overall decrease in average balances of all time deposits and long-term debt also resulted in a decrease in interest expense of $1.2 million and $1.7 million, respectively, during the current quarter.

Net Interest Margin

Our net interest margin was 3.03% for the first quarter of 2011, compared to 3.20% for the first quarter of 2010. As described above, the compression in our net interest margin was attributable to lower yields on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate loan portfolio to improve our credit risk profile and our efforts to maximize balance sheet liquidity by maintaining elevated levels of lower yielding cash and cash equivalent accounts. Additionally, as part of our recovery plan, we sold available for sale securities for gross proceeds of $439.4 million during the latter part of March 2010. A significant amount of these proceeds were held as cash and cash equivalents until the first quarter of 2011, when we began to redeploy some of our excess liquidity into higher yielding investment securities.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$805	$982
Real estate:
Construction	167,541	182,073
Mortgage-residential	47,859	47,560
Mortgage-commercial	12,046	14,464
Consumer	-	225
Total nonaccrual loans	228,251	245,304
Other real estate	56,601	57,507
Total nonperforming assets	284,852	302,811

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	-	6,550
Mortgage-residential	427	1,800
Consumer	13	181
Leases	66	-
Total accruing loans delinquent for 90 days or more	506	8,531

Restructured loans still accruing interest:
Real estate:
Mortgage-residential	12,410	13,401
Total restructured loans still accruing interest	12,410	13,401

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$297,768	$324,743

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	13.08%	13.18%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	13.10%	13.56%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	13.67%	14.14%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $284.9 million at March 31, 2011, compared to $302.8 million at December 31, 2010. The decrease from fiscal 2010 was primarily attributable to paydowns of $26.1 million, charge-offs and write-downs of $13.0 million and sales of foreclosed properties of $6.9 million. Offsetting these decreases were the following significant additions to nonperforming assets: Hawaii residential mortgage loans and foreclosed properties of $11.4 million, Hawaii construction and development loans totaling $9.2 million, Mainland commercial mortgage loans totaling $3.5 million and Mainland construction and development loans totaling $2.6 million.

Restructured loans included in nonperforming assets at March 31, 2011 consisted of eight Hawaii construction and development loans with a combined principal balance of $39.3 million, 78 Hawaii residential mortgage loans with a combined principal balance of $31.3 million, one Mainland construction and development loan with a principal balance of $1.4 million and one Hawaii commercial loan with a principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $12.4 million of restructured loans still accruing interest at March 31, 2011, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$192,854	$205,279

Provision (credit) for loan and lease losses	(1,575)	58,837

Charge-offs:
Commercial, financial and agricultural	1,406	2,158
Real estate:
Construction	13,858	27,974
Mortgage-residential	2,036	11,164
Mortgage-commercial	226	17,730
Consumer	605	941
Leases	-	1
Total charge-offs	18,131	59,968

Recoveries:
Commercial, financial and agricultural	432	1,561
Real estate:
Construction	3,366	5,501
Mortgage-residential	700	27
Mortgage-commercial	39	2
Consumer	325	366
Leases	-	41
Total recoveries	4,862	7,498

Net charge-offs	13,269	52,470

Balance at end of period	$178,010	$211,646

Annualized ratio of net charge-offs to average loans	2.42%	6.89%

Our Allowance at March 31, 2011 totaled $178.0 million, a decrease of $14.8 million, or 7.7%, from year-end 2010. The decrease in our Allowance was a direct result of $13.3 million in net loan charge-offs.

Our Provision was a credit of $1.6 million during the first quarter of 2011, compared to a charge of $58.8 million in the first quarter of 2010. The decrease was due to continued improvement in our credit risk profile as evidenced by further declines in nonperforming assets and net charge-offs during the first quarter of 2011, compared to the comparable quarter one year ago.

Our Allowance as a percentage of our total loan portfolio decreased from 8.89% at December 31, 2010 to 8.61% at March 31, 2011. Similarly, our Allowance as a percentage of our nonperforming assets also decreased from 63.69% at December 31, 2010 to 62.49% at March 31, 2011.

The decreases to both of these ratios are consistent with the sequential quarter decrease in our nonperforming assets and net loan charge-off activity and our belief that we have begun to see initial signs of stabilization in the overall economy and the commercial real estate markets both in Hawaii and on the Mainland.

Various regulatory agencies periodically perform independent reviews of our Allowance and our Allowance methodology. Because we remain under the Bank MOU, these agencies may require us to increase our Allowance based on their judgments about information available to them at the time of their examination.

Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration is possible due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen preliminary signs of stabilization, we cannot determine when, or if, the challenging economic conditions that we experienced over the past three years will improve and whether or not recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Other Operating Income

Total other operating income of $12.5 million for the first quarter of 2011 decreased by $0.3 million, or 2.1%, from the comparable prior year period. The decrease was primarily due to lower gains on sales of investment securities of $0.8 million, partially offset by slight increases in other non-interest income items. A $0.6 million decrease in service charges on deposit accounts was offset by a $0.6 million decrease in other service charges and fees.

Other Operating Expense

Total other operating expense for the first quarter of 2011 was $37.6 million, compared to $149.2 million in the comparable prior year period. The decrease was primarily attributable to the $102.7 million non-cash goodwill impairment charge recorded in the first quarter of 2010, lower credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $4.2 million and lower legal and professional services of $3.2 million.

Income Taxes

We did not recognize any income tax expense in the first quarter of 2011 or 2010, as we continue to recognize a full valuation allowance against our net DTAs. In the third quarter of 2009, we established a full valuation allowance against our net DTAs. The establishment of the valuation allowance was primarily based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings.

In the first quarter of 2011, we decreased our valuation allowance against our net DTAs by $1.0 million to $177.8 million at March 31, 2011 from $178.8 million at December 31, 2010. Of the total decrease to the valuation allowance, $0.8 million was recognized as a non-cash credit to income tax expense, while the remaining $0.2 million was credited against accumulated other comprehensive loss (“AOCL”).

Financial Condition

Total assets at March 31, 2011 were $4.0 billion, compared to $3.9 billion at December 31, 2010.

Loans and Leases

Loans and leases, net of unearned income, of $2.1 billion at March 31, 2011, decreased by $102.1 million, or 4.7%, from December 31, 2010. The decrease was primarily due to net reductions in the Hawaii construction and commercial real estate loan portfolios totaling $58.3 million, Hawaii commercial loan portfolio totaling $24.9 million and Hawaii residential mortgage loan portfolio totaling $6.7 million. The decreases in these portfolios reflect transfers to other real estate totaling $6.3 million, net charge-offs of $13.3 million and paydowns.

Construction and Development Loans

At March 31, 2011, the construction and development loan portfolio (excluding owner-occupied loans) totaled $258.2 million, or 12.5% of the total loan portfolio. Of this amount, $165.0 million were located in Hawaii and $93.2 million were located on the Mainland. This portfolio decreased by $41.7 million from December 31, 2010.

The allowance for loan and lease losses allocated for these loans was $53.9 million at March 31, 2011, or 20.9% of the total outstanding balance. Of this amount, $39.4 million related to construction and development loans in Hawaii and $14.5 million related to construction and development loans on the Mainland.

Nonperforming construction and development assets in Hawaii totaled $145.2 million at March 31, 2011, or 3.6% of total assets. At March 31, 2011, this balance was comprised of portfolio loans totaling $93.5 million, loans classified as held for sale totaling $29.3 million and foreclosed properties totaling $22.4 million. Nonperforming assets related to this sector totaled $159.3 million at December 31, 2010.

Nonperforming construction and development assets on the Mainland totaled $71.7 million at March 31, 2011, or 1.8% of total assets. At March 31, 2011, this balance was comprised of portfolio loans totaling $36.8 million, loans classified as held for sale totaling $4.4 million and foreclosed properties totaling $30.5 million. Nonperforming assets related to this sector totaled $72.1 million at December 31, 2010.

Deposits

Total deposits of $3.1 billion at March 31, 2011 reflected an increase of $12.5 million, or 0.4%, from December 31, 2010. The increase was primarily attributable to increases in non-interest bearing demand deposits, savings and money market deposits and time deposits of $66.3 million, $30.5 million and $26.8 million, respectively. These increases were partially offset by a decrease in interest-bearing demand deposits of $111.0 million, due primarily to the expiration of the Transaction Account Guarantee Program on December 31, 2010 resulting in some customers transferring balances from interest-bearing demand deposits to non-interest bearing demand deposits to remain fully insured under FDIC deposit insurance. Also contributing to the decrease in interest-bearing demand deposits was a transfer of approximately $35.0 million in government deposits from interest-bearing demand deposits to time deposits in March 2011.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.7 billion at March 31, 2011 and decreased by $48.6 million from December 31, 2010. The decrease was due primarily to the aforementioned transfer of government deposits.

Capital Resources

Common Stock

Shareholders’ equity totaled $385.0 million at March 31, 2011, compared to $66.1 million at December 31, 2010. The increase in total shareholders’ equity was the direct result of the completion of the Private Placement and TARP Exchange.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at seven consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At March 31, 2011, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $5.9 million. With the recent completion of the Private Placement, we plan to seek regulatory approval to pay all deferred payments under our trust preferred securities.

The FRB has determined that certain cumulative preferred securities having the characteristics of trust preferred securities to qualify as non-controlling interest, and are included in CPF’s Tier 1 capital.

Recovery Plan

As previously discussed, in an effort to improve our overall financial health and meet the conditions of the Consent Order and the Agreement, we adopted and implemented a recovery plan in March 2010. Further details about our recovery plan and the progress we have made to date can be found in Note 2 of the accompanying consolidated financial statements under the caption “Recovery Plan Progress.”

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. The majority of the funds that we received upon completion of the Private Placement were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, including payments on its outstanding trust preferred securities. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. However, as a Hawaii state-chartered bank, it is prohibited from declaring or paying dividends greater than its retained earnings. As of March 31, 2011, the bank had an accumulated deficit of $478.1 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends; therefore, we do not anticipate receiving dividends from the bank in the foreseeable future. On a stand alone basis, CPF had approximately $30.7 million of cash available to meet its ongoing obligations as of March 31, 2011.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital and total risk-based capital ratios as of March 31, 2011 were above the levels required for a “well capitalized” regulatory designation and the bank is currently in compliance with the previous capital directive in the Consent Order which required that it achieve and maintain a leverage capital ratio of at least 10% and a total risk-based capital ratio of at least 12% and with the Bank MOU which requires that it maintain a leverage capital ratio of at least 8%.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At March 31, 2011:
Leverage capital	$499,542	12.6%	$158,121	4.0%	$197,651	5.0%
Tier 1 risk-based capital	499,542	21.3	93,651	4.0	140,477	6.0
Total risk-based capital	530,719	22.7	187,303	8.0	234,128	10.0

At December 31, 2010:
Leverage capital	$180,626	4.4%	$163,454	4.0%	$204,318	5.0%
Tier 1 risk-based capital	180,626	7.6	94,544	4.0	141,815	6.0
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0

Central Pacific Bank
At March 31, 2011:
Leverage capital	$486,750	12.3%	$158,170	4.0%	$197,712	5.0%
Tier 1 risk-based capital	486,750	20.8	93,700	4.0	140,550	6.0
Total risk-based capital	517,933	22.1	187,400	8.0	234,250	10.0

At December 31, 2010:
Leverage capital	$197,626	4.8%	$163,500	4.0%	$204,376	5.0%
Tier 1 risk-based capital	197,626	8.4	94,592	4.0	141,888	6.0
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0

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

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements, federal funds borrowings and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these alternative funding sources, access to these sources is not guaranteed due to the current market conditions, our financial position, and the terms of the respective agreements with such sources, as discussed below.

The bank is a member of and maintained a $732.1 million line of credit with the FHLB as of March 31, 2011. At March 31, 2011, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $301.1 million. At December 31, 2010, we had $200.0 million of short-term borrowings outstanding and our long-term borrowings totaled $351.3 million. In March 2011, the $200.0 million in short-term borrowings matured and were paid off. As of March 31, 2011, approximately $431.0 million was undrawn under this arrangement. The FHLB has no obligation to make future advances to the bank.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, as of March 31, 2011, all FHLB advances outstanding were secured by investment securities with a fair value of $340.9 million and certain real estate loans totaling $602.9 million.

Besides its line of credit with the FHLB, the bank also maintained a $31.9 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at March 31, 2011 and December 31, 2010. Advances under this arrangement would have been secured by certain commercial real estate loans with a carrying value of $125.5 million at March 31, 2011.

As of March 31, 2011, the entire $31.9 million line amount was available to the bank for future borrowings; however, the Federal Reserve has the right to decline to make advances under this line of credit. Since September 2009, the bank was no longer eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank. However, future advances will have higher borrowing costs under the secondary facility. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to improve our credit risk profile, maintain our capital base, and comply with the provisions of our agreements with regulators. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our contractual obligations since December 31, 2010.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2011 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Overdraft Litigation

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, vs. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserts claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs seek declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. We are unable at this time to estimate the possible loss or range of possible loss that may result from this lawsuit.

Item 1A. Risk Factors

The following risk factor has been updated from the risk factor previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC.

We are subject to a number of requirements and prohibitions under regulatory actions and we cannot assure you whether or when such requirements and prohibitions will be terminated.

In May 2011, the members of the Board of Directors of the bank entered into the Bank MOU with the FDIC and DFI, which replaced the Consent Order. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to CPF, among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition, the Company is subject to the Agreement with the FRBSF and DFI dated July 2, 2010, which supersedes in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Agreement requires that the Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Consent Order and any other supervisory action. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

Besides the Bank MOU and the Agreement, we are also subject to the BSA MOU.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Agreement, the Bank MOU and the BSA MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios requirements. The requirements and restrictions of the Agreement, the Bank MOU and the BSA MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

Item 6. Exhibits

Exhibit No.	Document

10.1	Memorandum of Understanding, dated May 5, 2011, with the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 12, 2011	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: May 12, 2011	/s/ Lawrence D. Rodriguez
Lawrence D. Rodriguez
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

10.1	Memorandum of Understanding, dated May 5, 2011, with the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002