Form 10-Q
period 2011-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2011-08-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of registrant’s common stock, no par value, on August 1, 2011 was 41,738,830 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2011 and December 31, 2010

Consolidated Statements of Operations Three and six months ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows Six months ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes”, “plans”, “intends”, “expects”, “anticipates”, “forecasts” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of regulatory actions on the Company including the Bank MOU (as defined below) which replaced the Consent Order (as defined below) by the Federal Deposit Insurance Corporation and the Hawaii Division of Financial Institutions and the BSA MOU (as defined below); the impact of legislation affecting the banking industry (including the Emergency Economic Stabilization Act of 2008 and the Dodd-Frank Wall Street Reform and Consumer Protection Act); the impact of competitive products, services, pricing, and other competitive forces; movements in interest rates; loan delinquency rates and changes in asset quality; volatility in the financial markets and uncertainties concerning the availability of debt or equity financing; and a general deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and continued deterioration of the real estate market, as well as the impact of levels of consumer and business confidence in the state of the economy and in financial institutions in general and in particular our bank. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and the Company’s Form 10-Q for the last fiscal quarter. The Company does not update any of its forward-looking statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$68,986	$61,725
Interest-bearing deposits in other banks	384,477	729,014
Investment securities:
Available for sale, at fair value	1,400,380	702,517
Held to maturity (fair value of $1,631 at June 30, 2011 and $2,913 at December 31, 2010)	1,578	2,828
Total investment securities	1,401,958	705,345

Loans held for sale	22,290	69,748

Loans and leases	2,046,747	2,169,444
Less allowance for loan and lease losses	166,934	192,854
Net loans and leases	1,879,813	1,976,590

Premises and equipment, net	54,702	57,390
Accrued interest receivable	11,711	11,279
Investment in unconsolidated subsidiaries	13,477	14,856
Other real estate	42,863	57,507
Other intangible assets	43,526	44,639
Bank-owned life insurance	142,980	142,296
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	2,400	2,223
Other assets	13,753	16,642
Total assets	$4,131,733	$3,938,051

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$687,468	$611,744
Interest-bearing demand	521,047	639,548
Savings and money market	1,115,339	1,089,813
Time	906,466	791,842
Total deposits	3,230,320	3,132,947

Short-term borrowings	1,385	202,480
Long-term debt	409,076	459,803
Other liabilities	57,178	66,766
Total liabilities	3,697,959	3,861,996

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
none at June 30, 2011 and 135,000 shares at December 31, 2010	-	130,458
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
41,738,830 shares at June 30, 2011 and 1,527,000 shares at December 31, 2010	784,207	404,167
Surplus	64,350	63,308
Accumulated deficit	(420,569)	(517,316)
Accumulated other comprehensive loss	(4,206)	(14,565)
Total shareholders' equity	423,782	66,052
Non-controlling interest	9,992	10,003
Total equity	433,774	76,055
Total liabilities and equity	$4,131,733	$3,938,051

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2011	2010	2011	2010

Interest income:
Interest and fees on loans and leases	$26,464	$35,788	$55,030	$73,100
Interest and dividends on investment securities:
Taxable interest	7,241	3,653	12,462	11,754
Tax-exempt interest	179	190	363	705
Dividends	-	2	3	5
Interest on deposits in other banks	300	467	689	797
Total interest income	34,184	40,100	68,547	86,361

Interest expense:
Interest on deposits:
Demand	161	250	293	508
Savings and money market	500	1,487	1,232	3,136
Time	1,902	3,808	4,279	7,789
Interest on short-term borrowings	-	306	204	495
Interest on long-term debt	2,642	5,053	5,359	10,168
Total interest expense	5,205	10,904	11,367	22,096

Net interest income	28,979	29,196	57,180	64,265
Provision (credit) for loan and lease losses	(8,784)	20,412	(10,359)	79,249
Net interest income (loss) after provision for loan and lease losses	37,763	8,784	67,539	(14,984)

Other operating income:
Service charges on deposit accounts	2,449	2,982	5,063	6,189
Other service charges and fees	4,444	3,850	8,502	7,335
Income from fiduciary activities	739	811	1,500	1,622
Equity in earnings of unconsolidated subsidiaries	38	102	165	131
Fees on foreign exchange	149	175	286	331
Investment securities gains	261	-	261	831
Loan placement fees	82	92	184	177
Net gain on sales of residential loans	1,005	1,332	3,203	3,277
Income from bank-owned life insurance	980	1,890	2,170	3,074
Other	790	1,503	2,103	2,534
Total other operating income	10,937	12,737	23,437	25,501

Other operating expense:
Salaries and employee benefits	15,442	14,408	30,475	29,244
Net occupancy	3,410	3,310	6,768	6,607
Equipment	1,154	1,305	2,284	2,782
Amortization of other intangible assets	1,629	1,581	3,176	2,989
Communication expense	922	846	1,803	2,058
Legal and professional services	3,592	5,416	6,052	11,066
Computer software expense	929	873	1,812	1,776
Advertising expense	830	764	1,666	1,603
Goodwill impairment	-	-	-	102,689
Foreclosed asset expense	(791)	403	1,451	5,935
Write down of assets	3,090	166	4,655	940
Other	10,282	8,554	17,984	19,152
Total other operating expense	40,489	37,626	78,126	186,841

Income (loss) before income taxes	8,211	(16,105)	12,850	(176,324)
Income tax expense	-	-	-	-
Net income (loss)	8,211	(16,105)	12,850	(176,324)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	2,096	(83,897)	4,170
Net income (loss) available to common shareholders	$8,211	$(18,201)	$96,747	$(180,494)

Per common share data:
Basic earnings (loss) per share	$0.20	$(12.01)	$3.22	$(119.18)
Diluted earnings (loss) per share	0.20	(12.01)	3.15	(119.18)

Shares used in computation:
Basic shares	40,700	1,515	30,059	1,514
Diluted shares	41,078	1,515	30,733	1,514

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$12,850	$(176,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(10,359)	79,249
Depreciation and amortization	3,472	3,933
Goodwill impairment	-	102,689
Write down of assets	4,655	940
Write down of other real estate, net of gain on sale	(1,599)	5,935
Amortization of other intangible assets	3,176	2,989
Net amortization of investment securities	3,137	1,001
Share-based compensation	1,042	(232)
Net gain on investment securities	(261)	(831)
Net change in trading securities	-	25,217
Deferred income tax expense	-	2,439
Net gain on sales of residential loans	(3,203)	(3,277)
Proceeds from sales of loans held for sale	307,958	481,093
Originations of loans held for sale	(292,597)	(440,278)
Equity in earnings of unconsolidated subsidiaries	(165)	(131)
Increase in cash surrender value of bank-owned life insurance	(842)	(2,784)
Decrease (increase) in income tax receivable	(177)	862
Net change in other assets and liabilities	644	889
Net cash provided by operating activities	27,731	83,379

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	182,915	203,337
Proceeds from sales of investment securities available for sale	5,324	439,435
Purchases of investment securities available for sale	(877,800)	(173,558)
Proceeds from maturities of and calls on investment securities held to maturity	1,240	954
Net loan principal repayments	102,598	218,976
Proceeds from sales of loans originated for investment	26,721	56,605
Proceeds from sale of other real estate	24,724	14,040
Proceeds from bank-owned life insurance	158	2,069
Purchases of premises and equipment	(784)	(856)
Distributions from unconsolidated subsidiaries	523	714
Contributions to unconsolidated subsidiaries	-	(227)
Net cash provided by (used in) investing activities	(534,381)	761,489

Cash flows from financing activities:
Net increase (decrease) in deposits	97,373	(360,342)
Proceeds from long-term debt	-	50,000
Repayments of long-term debt	(50,441)	(65,572)
Net decrease in short-term borrowings	(201,095)	(40,721)
Net proceeds from issuance of common stock and stock option exercises	323,537	-
Other, net	-	73
Net cash provided by (used in) financing activities	169,374	(416,562)

Net increase (decrease) in cash and cash equivalents	(337,276)	428,306
Cash and cash equivalents at beginning of period	790,739	488,367
Cash and cash equivalents at end of period	$453,463	$916,673

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,543	$21,921
Income taxes	8	-
Cash received during the period for:
Income taxes	-	1,068
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$16	$6
Net reclassification of loans to other real estate	8,481	26,788
Net transfer of loans to loans held for sale	1,256	26,434
Net transfer of investment securities available for sale to trading	-	49,126
Dividends accrued on preferred stock	969	3,504
Accretion of preferred stock discount	204	666
Preferred stock and accrued unpaid dividends converted to common stock	142,988	-
Common stock received in exchange for preferred stock and accrued unpaid dividends	56,201	-

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

As discussed in our 2010 Form 10-K and our independent auditor’s report dated February 9, 2011, at the time of the filing of our 2010 Form 10-K, there was substantial doubt about our ability to continue as a going concern. Since the filing of our 2010 Form 10-K, we have completed a number of significant milestones as part of our recovery plan, including the completion of a $325 million capital raise in February 2011 (the “Private Placement”) and a $20 million common stock rights offering. Upon completion of these milestones, which are described more fully in Note 11, there is no longer substantial doubt about our ability to continue as a going concern.

2.  REGULATORY MATTERS

In May 2011, the regulatory Consent Order (the “Consent Order”) that Central Pacific Bank (“the bank” or “our bank”) entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to Central Pacific Financial Corp. (“CPF”), among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition to the Bank MOU, the Company continues to be subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

On February 9, 2011, the bank entered into a separate Memorandum of Understanding (the “BSA MOU”) with the FDIC and DFI relating to compliance with the Bank Secrecy Act (the “BSA”). Under the BSA MOU, we are required to (i) fully comply with the BSA and anti-money laundering requirements, (ii) implement a plan to ensure such compliance, including improving and maintaining an adequate system of internal controls, bolstering policies on customer due diligence, providing for comprehensive independent testing to validate compliance and maintaining an adequate compliance staff, (iii) correct all deficiencies identified by our regulators and (iv) provide them with progress reports.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU, the Agreement or the BSA MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios requirements. The requirements and restrictions of the Bank MOU, the Agreement and the BSA MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order, the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirement; and the enforcement of such actions through injunctions or restraining orders.

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

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
June 30, 2011
Available for Sale
U.S. Government sponsored entities debt securities	$382,777	$2,033	$(30)	$384,780
States and political subdivisions	12,443	-	-	12,443
U.S. Government sponsored entities mortgage-backed securities	990,018	13,344	(1,216)	1,002,146
Non-agency collateralized mortgage obligations	17	-	-	17
Other	972	22	-	994
Total	$1,386,227	$15,399	$(1,246)	$1,400,380

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$1,578	$53	$-	$1,631

December 31, 2010
Available for Sale
U.S. Government sponsored entities debt securities	$202,192	$306	$(643)	$201,855
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	483,647	6,653	(3,336)	486,964
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,057	5	-	1,062
Total	$699,532	$6,964	$(3,979)	$702,517

Held to Maturity
States and political subdivisions	$500	$4	$-	$504
U.S. Government sponsored entities mortgage-backed securities	2,328	81	-	2,409
Total	$2,828	$85	$-	$2,913

The amortized cost and estimated fair value of investment securities at June 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$15,197	$15,213
Due after one year through five years	373,315	375,302
Due after five years through ten years	1,467	1,467
Due after ten years	5,241	5,241
Mortage-backed securities	990,018	1,002,146
Other	989	1,011
Total	$1,386,227	$1,400,380

Held to Maturity
Mortage-backed securities	$1,578	$1,631

We sold certain available for sale investment securities during the three months ended June 30, 2011 for gross proceeds of $5.3 million. We did not sell any available for sale securities during the first quarter of 2011. Gross realized gains and losses on the sales of the available for sale investment securities during the three months ended June 30, 2011 were $0.3 million and nil, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

As part of our recovery plan, we sold certain available for sale investment securities during the first half of 2010 for gross proceeds of $439.4 million. We did not sell any available for sale investment securities during the second quarter of 2010. Gross realized gains and losses on the sales of the available for sale investment securities during the six months ended June 30, 2010 were $9.6 million and $8.8 million, respectively.

Investment securities of $861.1 million and $613.5 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 11 and 18 investment securities which were in an unrealized loss position at June 30, 2011 and December 31, 2010, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At June 30, 2011:
U.S. Government sponsored entities
debt securities	$29,812	$(30)	$-	$-	$29,812	$(30)
U.S. Government sponsored entities
mortgage-backed securities	167,111	(1,216)	-	-	167,111	(1,216)
Total temporarily impaired securities	$196,923	$(1,246)	$-	$-	$196,923	$(1,246)

At December 31, 2010:
U.S. Government sponsored entities
debt securities	$83,973	$(643)	$-	$-	$83,973	$(643)
U.S. Government sponsored entities
mortgage-backed securities	194,756	(3,336)	-	-	194,756	(3,336)
Non-agency collateralized mortgage obligations	17	-	-	-	17	-
Total temporarily impaired securities	$278,746	$(3,979)	$-	$-	$278,746	$(3,979)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Commercial, financial and agricultural	$198,007	$207,900
Real estate:
Construction	241,753	314,530
Mortgage - residential	761,998	747,870
Mortgage - commercial	714,306	761,710
Consumer	110,946	112,950
Leases	22,535	28,163
	2,049,545	2,173,123
Unearned income	(2,798)	(3,679)
Total loans and leases	$2,046,747	$2,169,444

During the six months ended June 30, 2011, we transferred one loan, which was non-performing, with a carrying value of $1.3 million, to the held-for-sale category. No loans were purchased during the six months ended June 30, 2011. During the six months ended June 30, 2010, we transferred loans with a carrying value of $26.4 million, to the held-for-sale category and sold portfolio loans with a carrying value of $49.3 million. No loans were purchased during the six months ended June 30, 2010.

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of June 30, 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$105	$5,926	$5	$596	$-	$-	$6,632
Collectively evaluated for impairment	12,522	46,564	28,421	65,037	2,971	787	156,302
	12,627	52,490	28,426	65,633	2,971	787	162,934
Unallocated							4,000
Total ending balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$166,934

Loans and leases:
Individually evaluated for impairment	$356	$129,269	$59,289	$18,137	$-	$-	$207,051
Collectively evaluated for impairment	197,651	112,484	702,709	696,169	110,946	22,535	1,842,494
	198,007	241,753	761,998	714,306	110,946	22,535	2,049,545
Unearned income	96	(286)	(1,249)	(1,359)	-	-	(2,798)
Total ending balance	$198,103	$241,467	$760,749	$712,947	$110,946	$22,535	$2,046,747

The following table presents by class, loans individually evaluated for impairment as of June 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
June 30, 2011
With no related allowance recorded:
Real estate:
Construction	$105,063	$81,076	$-
Mortgage - residential	67,419	59,208	-
Mortgage - commercial	8,640	8,640	-
Total impaired loans with no related allowance recorded	181,122	148,924	-
With an allowance recorded:
Commercial, financial & agricultural	1,055	356	105
Real estate:
Construction	92,854	48,193	5,926
Mortgage - residential	81	81	5
Mortgage - commercial	11,223	9,497	596
Total impaired loans with an allowance recorded	105,213	58,127	6,632
Total	$286,335	$207,051	$6,632

December 31, 2010
With no related allowance recorded:
Real estate:
Construction	$112,675	$85,571	$-
Mortgage - residential	66,203	58,333	-
Mortgage - commercial	10,917	10,917	-
Total impaired loans with no related allowance recorded	189,795	154,821	-
With an allowance recorded:
Commercial, financial & agricultural	1,184	485	81
Real estate:
Construction	104,429	59,384	18,197
Mortgage - residential	3,681	3,256	89
Mortgage - commercial	7,746	7,088	1,158
Total impaired loans with an allowance recorded	117,040	70,213	19,525
Total	$306,835	$225,034	$19,525

The average recorded investment in impaired loans was $206.6 million and $214.2 million during the three and six months ended June 30, 2011, respectively. Interest income recognized on impaired loans was $0.3 million and $0.6 million during the three and six months ended June 30, 2011, respectively.

The following table presents by class, the recorded investment in nonaccrual loans and accruing loans delinquent for 90 days or more as of June 30, 2011 and December 31, 2010:

	Nonaccrual	Accruing loans delinquent for 90 days or more
	(Dollars in thousands)
June 30, 2011
Commercial, financial & agricultural	$578	$-
Real estate:
Construction	129,275	-
Mortgage - residential	58,204	-
Mortgage - commercial	18,428	-
Consumer	-	4
Total	$206,485	$4

December 31, 2010
Commercial, financial & agricultural	$982	$-
Real estate:
Construction	182,073	6,550
Mortgage - residential	47,560	1,800
Mortgage - commercial	14,464	-
Consumer	225	181
Total	$245,304	$8,531

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of June 30, 2011 and December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans & Leases Not Past Due	Total
	(Dollars in thousands)
June 30, 2011
Commercial, financial & agricultural	$197	$274	$-	$578	$1,049	$197,054	$198,103
Real estate:
Construction	-	127	-	129,275	129,402	112,065	241,467
Mortgage - residential	181	1,424	-	58,204	59,809	700,940	760,749
Mortgage - commercial	-	719	-	18,428	19,147	693,800	712,947
Consumer	429	109	4	-	542	110,404	110,946
Leases	2	10	-	-	12	22,523	22,535
Total	$809	$2,663	$4	$206,485	$209,961	$1,836,786	$2,046,747

December 31, 2010
Commercial, financial & agricultural	$495	$252	$-	$982	$1,729	$206,251	$207,980
Real estate:
Construction	12,551	118	6,550	182,073	201,292	112,493	313,785
Mortgage - residential	4,183	7,494	1,800	47,560	61,037	685,224	746,261
Mortgage - commercial	273	3,169	-	14,464	17,906	742,400	760,306
Consumer	620	444	181	225	1,470	111,479	112,949
Leases	100	-	-	-	100	28,063	28,163
Total	$18,222	$11,477	$8,531	$245,304	$283,534	$1,885,910	$2,169,444

Restructured loans included in nonperforming assets at June 30, 2011 consisted of 116 Hawaii residential mortgage loans with a combined principal balance of $47.6 million, seven Hawaii construction and development loans with a combined principal balance of $37.2 million, and one Hawaii commercial loan with a principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $1.8 million of restructured loans still accruing interest at June 30, 2011, none of which were more than 90 days delinquent. At December 31, 2010, there were $14.2 million of restructured loans still accruing interest, including two residential mortgage loans totaling $0.8 million that were more than 90 days delinquent.

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of June 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
June 30, 2011
Commercial, financial
& agricultural	$113,027	$8,987	$16,876	$-	$-	$59,117	$(96)	$198,103
Real estate:
Construction	55,501	14,085	166,080	-	-	6,087	286	241,467
Mortgage - residential	67,987	11,705	64,016	-	-	618,290	1,249	760,749
Mortgage - commercial	536,163	84,146	58,634	-	-	35,363	1,359	712,947
Consumer	4,310	214	69	-	-	106,353	-	110,946
Leases	20,142	575	1,818	-	-	-	-	22,535
Total	$797,130	$119,712	$307,493	$-	$-	$825,210	$2,798	$2,046,747

December 31, 2010
Commercial, financial
& agricultural	$109,619	$22,529	$19,370	$-	$-	$56,382	$(80)	$207,980
Real estate:
Construction	44,488	41,330	215,187	5,789	-	7,736	745	313,785
Mortgage - residential	70,747	17,475	55,533	-	-	604,115	1,609	746,261
Mortgage - commercial	557,511	67,639	97,871	2,883	-	35,806	1,404	760,306
Consumer	5,778	307	769	-	14	106,082	1	112,949
Leases	21,761	4,039	2,363	-	-	-	-	28,163
Total	$809,904	$153,319	$391,093	$8,672	$14	$810,121	$3,679	$2,169,444

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2011 and December 31, 2010, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the allowance for loan and lease losses (the “Allowance”) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Balance, beginning of period	$178,010	$211,646	$192,854	$205,279
Provision (credit) for loan and lease losses	(8,784)	20,412	(10,359)	79,249
	169,226	232,058	182,495	284,528

Charge-offs	(6,194)	(30,742)	(24,325)	(90,710)
Recoveries	3,902	643	8,764	8,141
Net charge-offs	(2,292)	(30,099)	(15,561)	(82,569)
Balance, end of period	$166,934	$201,959	$166,934	$201,959

Our provision for loan and lease losses (the “Provision”) was a credit of $8.8 million and $10.4 million in the second quarter and first half of 2011, respectively, compared to a charge of $20.4 million and $79.2 million in the second quarter and first half of 2010, respectively. The decrease in both our Provision and Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in both nonperforming assets and net charge-offs.

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2011
Beginning balance	$11,134	$59,078	$30,823	$68,991	$2,451	$1,533	$4,000	$178,010
Provision (credit) for loan
and lease losses	1,094	(6,137)	(1,365)	(2,482)	852	(746)	-	(8,784)
	12,228	52,941	29,458	66,509	3,303	787	4,000	169,226
Charge-offs	(455)	(3,000)	(1,263)	(879)	(597)	-	-	(6,194)
Recoveries	854	2,549	231	3	265	-	-	3,902
Net charge-offs	399	(451)	(1,032)	(876)	(332)	-	-	(2,292)
Ending balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$4,000	$166,934

Six Months Ended June 30, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan
and lease losses	(224)	(13,123)	(1,036)	2,388	428	(792)	2,000	(10,359)
	13,202	63,433	30,794	66,696	3,583	787	4,000	182,495
Charge-offs	(1,861)	(16,858)	(3,299)	(1,105)	(1,202)	-	-	(24,325)
Recoveries	1,286	5,915	931	42	590	-	-	8,764
Net charge-offs	(575)	(10,943)	(2,368)	(1,063)	(612)	-	-	(15,561)
Ending balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$4,000	$166,934

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $9.8 million and $10.0 million at June 30, 2011 and December 31, 2010, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.3 million and $34 thousand on unsold mortgage-backed securities were recorded in accumulated other comprehensive loss (“AOCL”) at June 30, 2011 and December 31, 2010, respectively.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2010, we determined that an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, we had no goodwill remaining on our consolidated balance sheet.

Prior to the first quarter of 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis and performed additional assessments on a quarterly basis whenever indicators of impairment were evident. Goodwill attributable to each of our reporting units was tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilized a discounted cash flow methodology for our Commercial Real Estate reporting unit and versions of the guideline company, guideline transaction and discounted cash flow methodologies for our Hawaii Market reporting unit. Absent any impairment indicators, we performed our annual goodwill impairment tests during the fourth quarter of each fiscal year.

Similar to our process for evaluating our goodwill for impairment, we also perform an impairment assessment of our other intangible assets whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable.

Our impairment assessment of goodwill and other intangible assets involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors we use to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, including, but not limited to, changes in other reporting units or operating segments, future operating results could be materially impacted.

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the six months ended June 30, 2011:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$20,727	$22,712	$1,050	$150	$44,639
Additions	-	2,063	-	-	2,063
Amortization	(1,337)	(1,739)	(70)	(30)	(3,176)
Balance, end of period	$19,390	$23,036	$980	$120	$43,526

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.7 million and $2.1 million for the three and six months ended June 30, 2011, respectively, compared to $1.4 million and $3.0 million for the three and six months ended June 30, 2010, respectively. Amortization of mortgage servicing rights was $0.9 million and $1.7 million for the three and six months ended June 30, 2011, respectively, compared to $0.9 million and $1.6 million for the three and six months ended June 30, 2010, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)

Fair market value, beginning of period	$23,709	$23,019
Fair market value, end of period	23,190	22,144
Weighted average discount rate	8.5%	8.5%
Weighted average prepayment speed assumption	14.5	14.1

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(25,252)	$19,390	$44,642	$(23,915)	$20,727
Mortgage servicing rights	43,730	(20,694)	23,036	41,667	(18,955)	22,712
Customer relationships	1,400	(420)	980	1,400	(350)	1,050
Non-compete agreements	300	(180)	120	300	(150)	150
	$90,072	$(46,546)	$43,526	$88,009	$(43,370)	$44,639

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of June 30, 2011, estimated amortization expense for the remainder of fiscal 2011, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2011 (remainder)	$1,337	$1,081	$70	$30	$2,518
2012	2,674	2,777	140	60	5,651
2013	2,674	2,283	140	30	5,127
2014	2,674	1,913	140	-	4,727
2015	2,674	1,594	140	-	4,408
2016	2,674	1,323	140	-	4,137
Thereafter	4,683	12,065	210	-	16,958
	$19,390	$23,036	$980	$120	$43,526

9.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCL, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCL and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain is being recognized into income over the original contract period through January 2013 using the effective yield method and we expect to reclassify $2.2 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2011, we were a party to interest rate lock and forward sale commitments on $33.4 million and $17.8 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at June 30, 2011	Fair Value at December 31, 2010	Fair Value at June 30, 2011	Fair Value at December 31, 2010
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$160	$1,035	$285	$523

The following table presents the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCL into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended June 30, 2011
Interest rate contracts	$801

Three Months Ended June 30, 2010
Interest rate contracts	1,721

Six Months Ended June 30, 2011
Interest rate contracts	1,917

Six Months Ended June 30, 2010
Interest rate contracts	3,611

Amounts recognized in AOCL are net of income taxes. Amounts reclassified from AOCL into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended June 30, 2011
Interest rate contracts	Other operating income	$(106)

Three Months Ended June 30, 2010
Interest rate contracts	Other operating income	873

Six Months Ended June 30, 2011
Interest rate contracts	Other operating income	173

Six Months Ended June 30, 2010
Interest rate contracts	Other operating income	1,092

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At June 30, 2011, our bank maintained a $30.9 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of June 30, 2011, certain commercial real estate loans totaling $123.8 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. Future advances under this arrangement are subject to approval of the Federal Reserve. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings. Since September 2009, our bank was no longer eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank; however, future advances will have higher borrowing costs under the secondary facility.

The bank is a member of and maintained a $646.7 million line of credit with the FHLB as of June 30, 2011. Long-term borrowings under this arrangement totaled $300.8 million at June 30, 2011, compared to $200.0 million and $351.3 million of short-term and long-term borrowings, respectively, at December 31, 2010. There were no short-term borrowings under this arrangement at June 30, 2011. FHLB advances outstanding at June 30, 2011 were secured by investment securities with a fair value of $320.6 million and certain real estate loans totaling $576.3 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $345.9 million was undrawn under this arrangement at June 30, 2011. The FHLB has no obligation to make future advances to the bank.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at eight consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $6.7 million and $5.1 million at June 30, 2011 and December 31, 2010, respectively. With the recent completion of our recapitalization, we may seek regulatory approval to pay all deferred payments under our trust preferred securities.

11.   EQUITY

As previously announced, we completed a number of significant transactions as part of our recapitalization during the first half of 2011, including:

•
on February 2, 2011, we effected a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specified, the share and per share amounts for historical periods have been restated to give the effect to the Reverse Stock Split;

•
on February 18, 2011, we completed the Private Placement with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (together with Carlyle, the “Lead Investors”) pursuant to investment agreements with each of the Lead Investors and (2) various other investors, including certain of our directors and officers, pursuant to subscription agreements with each of such investors;

•
concurrently with the closing of the Private Placement, we completed the TARP Exchange of 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, no par value per share and liquidation preference $1,000 per share, held by the United States Department of the Treasury (the “Treasury”), and accrued and unpaid dividends thereon for 5,620,117 common shares. We also amended the warrant held by the Treasury (the “Amended TARP Warrant”) to, among other things, reduce the exercise price from $255.40 per share to $10 per share. The warrant grants the Treasury the right to purchase 79,288 common shares, subject to adjustment; and

•
on May 6, 2011, we completed a $20 million common stock rights offering which allowed shareholders of record as of the close of business on February 17, 2011 or their transferees to purchase newly issued common shares at $10.00 per share.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through March 31, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $0.5 million recorded in other noninterest income during the first quarter of 2011.  From March 31, 2011 through June 30, 2011, this instrument’s estimated fair value decreased further, which resulted in the recognition of an additional $0.5 million recorded in other noninterest income during the second quarter of 2011.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from this offering. The Treasury continues to hold 2,770,117 shares of our common stock and a warrant to purchase 79,288 shares of our common stock.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and Treasury, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $468.0 million at June 30, 2011, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the six months ended June 30, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	41,934	$432.17
Changes during the period:
Forfeited	(113)	79.00
Outstanding at June 30, 2011	41,821	433.12

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2011:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	300	$718.00
Changes during the period:
Granted	1,022,341	14.70
Vested	(21,128)	14.27
Forfeited	(4,050)	14.71
Nonvested at June 30, 2011	997,463	14.92

Performance Shares and Stock Appreciation Rights

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the six months ended June 30, 2011.

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the six months ended June 30, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	2,442	$377.60
Changes during the period:
Vested	(531)	377.60
Forfeited	(1,911)	377.60
Outstanding at June 30, 2011	-

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the six months ended June 30, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	4,608	$377.60
Changes during the period:
Forfeited	(4,608)	377.60
Outstanding at June 30, 2011	-

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, were as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Unrealized gain on available for sale investment securities	$14,153	$2,985
Unrealized loss on derivatives	(9,242)	(7,324)
Pension adjustments	(9,117)	(10,226)
Accumulated other comprehensive loss, net of tax	$(4,206)	$(14,565)

Components of comprehensive income (loss), net of taxes, for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income (loss)	$8,211	$(16,105)	$12,850	$(176,324)
Unrealized gain on investment securities	10,177	3,975	11,168	1,978
Unrealized loss on derivatives	(802)	(1,721)	(1,918)	(3,611)
Pension adjustments	554	516	1,109	960
Comprehensive income (loss)	$18,140	$(13,335)	$23,209	$(176,997)

14.  PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Interest cost	$417	$437	$834	$874
Expected return on assets	(457)	(428)	(914)	(856)
Amortization of unrecognized loss	550	514	1,100	1,028
Net periodic cost	$510	$523	$1,020	$1,046

The fair values of the defined benefit retirement plan as of June 30, 2011 and December 31, 2010 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2011
Money market accounts	$627	$-	$-	$627
Mutual funds	7,493	-	-	7,493
Government obligations	-	4,211	-	4,211
Common stocks	5,724	-	-	5,724
Preferred stocks	589	-	-	589
Corporate bonds and debentures	-	4,154	-	4,154
Limited partnerships	-	1,170	-	1,170
	$14,433	$9,535	$-	$23,968

December 31, 2010
Money market accounts	$724	$-	$-	$724
Mutual funds	7,425	-	-	7,425
Government obligations	-	3,535	-	3,535
Common stocks	5,317	-	-	5,317
Preferred stocks	554	-	-	554
Corporate bonds and debentures	-	3,482	-	3,482
Limited partnerships	-	2,183	-	2,183
	$14,020	$9,200	$-	$23,220

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$-	$7	$-	$18
Interest cost	103	108	206	216
Amortization of unrecognized transition obligation	4	4	8	8
Amortization of prior service cost	5	(7)	10	(14)
Amortization of unrecognized (gain) loss	(4)	5	(8)	10
Net periodic cost	$108	$117	$216	$238

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at June 30, 2011 and December 31, 2010 was $172.4 million and $178.8 million, respectively. The $6.4 million decrease in our valuation allowance during the first half of 2011 was attributable to a decrease in our net deferred tax assets resulting from the net operating income recognized in the first half of 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS (LOSS) PER SHARE

The following table presents the information used to compute basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss)	$8,211	$(16,105)	$12,850	$(176,324)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	2,096	(83,897)	4,170
Net income (loss) available to common shareholders	$8,211	$(18,201)	$96,747	$(180,494)

Weighted average shares outstanding - basic	40,700	1,515	30,059	1,514
Dilutive effect of employee stock options and awards	349	-	648	-
Dilutive effect of deferred salary restricted stock units	3	-	2	-
Dilutive effect of Treasury warrants	26	-	24	-
Weighted average shares outstanding - diluted	41,078	1,515	30,733	1,514

Basic earnings (loss) per share	$0.20	$(12.01)	$3.22	$(119.18)
Diluted earnings (loss) per share	$0.20	$(12.01)	$3.15	$(119.18)

A total of 41,821 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2011, as their effect was antidilutive, compared to 142,382 for the three and six months ended June 30, 2010.

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

	June 30, 2011		December 31, 2010
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$68,986	$68,986	$61,725	$61,725
Interest-bearing deposits in other banks	384,477	384,477	729,014	729,014
Investment securities	1,401,958	1,402,011	705,345	705,430
Net loans and leases, including loans held for sale	1,902,103	1,825,194	2,046,338	1,985,261
Accrued interest receivable	11,711	11,711	11,279	11,279

Financial liabilities
Deposits:
Noninterest-bearing deposits	687,468	687,468	611,744	611,744
Interest-bearing demand and savings deposits	1,636,386	1,636,386	1,729,361	1,729,361
Time deposits	906,466	906,708	791,842	793,333
Total deposits	3,230,320	3,230,562	3,132,947	3,134,438
Short-term borrowings	1,385	1,385	202,480	202,351
Long-term debt	409,076	332,619	459,803	407,175
Accrued interest payable (included in other liabilities)	9,352	9,352	9,528	9,528

Off-balance sheet financial instruments
Commitments to extend credit	441,800	2,209	415,005	2,075
Standby letters of credit and financial guarantees written	12,863	96	11,056	83
Interest rate options	33,428	(114)	63,994	(170)
Forward interest rate contracts	17,820	(12)	40,658	682
Forward foreign exchange contracts	-	-	1,889	1,891

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$384,780	$-	$384,780	$-
States and political subdivisions	12,443	-	-	12,443
U.S. Government sponsored entities mortgage-backed securities	1,002,146	-	1,002,146	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	994	994	-	-
Derivatives:
Interest rate contracts	(126)	-	(126)	-
Amended TARP Warrant	(753)	-	(753)	-
Total	$1,399,501	$994	$1,386,047	$12,460

December 31, 2010
Available for sale securities:
U.S. Government sponsored entities debt securities	$201,855	$-	$201,855	$-
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	486,964	-	486,964	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,062	1,062	-	-
Derivatives:
Interest rate contracts	512	-	512	-
Total	$703,029	$1,062	$689,331	$12,636

For the six months ended June 30, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non- agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2010	$12,619	$17
Principal payments received	(176)	-
Balance at June 30, 2011	$12,443	$17

Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(195)	(1,052)
Realized net losses included in net loss	-	(7,275)
Unrealized net gains included in other comprehensive loss	-	6,222
Sales	-	(44,347)
Balance at June 30, 2010	$13,583	$17

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2011
Impaired loans (1)	$200,419	$-	$200,419	$-
Other real estate (2)	42,863	-	42,863	-

December 31, 2010
Loans held for sale (1)	$35,300	$-	$35,300	$-
Impaired loans (1)	205,509	-	205,509	-
Other real estate (2)	57,507	-	57,507	-

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended June 30, 2011:
Net interest income	$6,578	$16,727	$5,674	$-	$28,979
Intersegment net interest income (expense)	(4,339)	15,423	(5,074)	(6,010)	-
Credit (provision) for loan and lease losses	20,411	(11,627)	-	-	8,784
Other operating income	224	8,668	1,704	341	10,937
Other operating expense	(4,073)	(22,387)	(138)	(13,891)	(40,489)
Administrative and overhead expense allocation	(984)	(12,066)	(127)	13,177	-
Net income (loss)	$17,817	$(5,262)	$2,039	$(6,383)	$8,211

Three months ended June 30, 2010:
Net interest income	$12,279	$16,491	$426	$-	$29,196
Intersegment net interest income (expense)	(8,271)	8,158	1,276	(1,163)	-
Provision for loan and lease losses	(1,800)	(18,612)	-	-	(20,412)
Other operating income	254	9,838	2,662	(17)	12,737
Other operating expense	(4,371)	(20,565)	(352)	(12,338)	(37,626)
Administrative and overhead expense allocation	(1,195)	(10,178)	(114)	11,487	-
Net income (loss)	$(3,104)	$(14,868)	$3,898	$(2,031)	$(16,105)

Six months ended June 30, 2011:
Net interest income	$14,319	$33,410	$9,451	$-	$57,180
Intersegment net interest income (expense)	(9,140)	30,650	(6,297)	(15,213)	-
Credit (provision) for loan and lease losses	21,611	(11,252)	-	-	10,359
Other operating income	492	18,775	3,343	827	23,437
Other operating expense	(8,501)	(43,405)	(227)	(25,993)	(78,126)
Administrative and overhead expense allocation	(1,923)	(22,829)	(252)	25,004	-
Net income (loss)	$16,858	$5,349	$6,018	$(15,375)	$12,850

Six months ended June 30, 2010:
Net interest income	$25,611	$33,060	$5,594	$-	$64,265
Intersegment net interest income (expense)	(18,212)	17,828	(440)	824	-
Provision for loan and lease losses	(42,100)	(37,149)	-	-	(79,249)
Other operating income	469	19,650	5,520	(138)	25,501
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(14,984)	(42,475)	(1,017)	(25,676)	(84,152)
Administrative and overhead expense allocation	(2,410)	(20,257)	(216)	22,883	-
Net income (loss)	$(51,626)	$(132,032)	$9,441	$(2,107)	$(176,324)

At June 30, 2011:
Investment securities	$-	$-	$1,401,958	$-	$1,401,958
Loans and leases (including loans held for sale)	565,875	1,503,162	-	-	2,069,037
Other	(69,796)	32,833	624,934	72,767	660,738
Total assets	$496,079	$1,535,995	$2,026,892	$72,767	$4,131,733

At December 31, 2010:
Investment securities	$-	$-	$705,345	$-	$705,345
Loans and leases (including loans held for sale)	699,344	1,539,848	-	-	2,239,192
Other	(49,396)	6,228	958,665	78,017	993,514
Total assets	$649,948	$1,546,076	$1,664,010	$78,017	$3,938,051

19.  LEGAL PROCEEDINGS

Overdraft Litigation

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, v. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserts claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs seek declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. As of the date of this filing, we are in discussions with the plaintiffs to resolve the matter and the parties have agreed to perform additional diligence in an attempt to reach an acceptable outcome. Because this diligence is ongoing, at this time, we are not able to estimate the amount of costs or a reasonable range of potential costs that the Company may need to incur to resolve this matter.

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

Recent Events

On April 12, 2011, we announced that the registration statement registering the common shares issued to certain investors in our $325 million capital raise completed in February 2011 (the “Private Placement”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”). The registration statement covers the offer and sale by certain selling shareholders of up to 18,487,715 shares of common stock, no par value per share, which includes 79,288 shares underlying a warrant issued to the United States Department of the Treasury (the “Treasury”). The Company will not receive any proceeds from the sale of common shares by any selling shareholder.

On April 20, 2011, following regulatory approval, we announced the appointments of Crystal K. Rose as Chair of the Board of Directors of CPF and Central Pacific Bank (“CPB”) and John C. Dean, former Executive Chairman of CPF and CPB, as President and Chief Executive Officer (“CEO”) of CPF and CPB. Mr. Dean continues to serve as a director of both the CPF and CPB boards.

In May 2011, we completed our previously announced rights offering (the “Rights Offering”) totaling approximately $20 million whereby shareholders of record as of close of business on February 17, 2011, and their transferees purchased approximately 2,000,000 newly-issued common shares following the expiration of the offering on May 6, 2011 at the same price per share paid by the investors in the Private Placement. The Rights Offering was part of our recapitalization plan.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from this offering. The Treasury continues to hold 2,770,117 shares of our common stock and a warrant to purchase 79,288 shares of our common stock.

Regulatory Matters

In May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to CPF, among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition to the Bank MOU, the Company continues to be subject to a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Agreement requires that our Board of Directors fully utilize the Company's financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

On February 9, 2011, the bank entered into a separate Memorandum of Understanding (the “BSA MOU”) with the FDIC and DFI relating to compliance with the Bank Secrecy Act (the “BSA”). Under the BSA MOU, the bank is required to (i) fully comply with the BSA and anti-money laundering requirements, (ii) implement a plan to ensure such compliance, including improving and maintaining an adequate system of internal controls, bolstering policies on customer due diligence, providing for comprehensive independent testing to validate compliance, and maintaining an adequate compliance staff, (iii) correct all deficiencies identified by our regulators and (iv) provide them with progress reports.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU, the Agreement and the BSA MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios requirements. The requirements and restrictions of the Bank MOU, the Agreement and the BSA MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

Legislative Matters

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

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to our debt and equity instruments issued before May 19, 2010, as we are grandfathered under an exception for depositary institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Although some rules under the Dodd-Frank Act have become effective, many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

As of June 30, 2011, we have accomplished a number of key milestones in our recovery plan, including:

•
On February 18, 2011, we successfully completed the $325 million Private Placement. Concurrently with the completion of the Private Placement, we exchanged our TARP preferred stock and accrued and unpaid dividends thereon for common stock (the “TARP Exchange”).

•	On May 6, 2011, we sucessfully completed the $20 million Rights Offering.

•	The Consent Order was lifted and replaced with the Bank MOU.

•
We significantly improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of June 30, 2011 to 22.48%, 23.80%, and 13.13%, respectively, from 7.64%, 8.98%, and 4.42%, respectively, as of December 31, 2010. Our capital ratios currently exceed the minimum level required by the Bank MOU and are above the levels required for a “well-capitalized” regulatory designation.

•	We reported two consecutive profitable quarters with net income of $8.2 million and $4.6 million in the second and first quarters of 2011, respectively.

•	We reduced our nonperforming assets by $53.5 million to $249.3 million at June 30, 2011 from $302.8 million at December 31, 2010.

•
We reduced our construction and development loan portfolio (excluding owner-occupied loans) as of June 30, 2011 to $226.5 million, or 11.1% of our total loan portfolio. At December 31, 2010, this portfolio totaled $299.9 million, or 13.8% of our total loan portfolio.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 8.16% at June 30, 2011, compared to 8.89% at December 31, 2010. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 66.95% at June 30, 2011, compared to 63.69% at December 31, 2010.

•	We reduced total outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) to $301.0 million at June 30, 2011 from $551.3 million at December 31, 2010.

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

In the second quarter of 2011, we recorded a credit to the Provision of $8.8 million. We had an Allowance, as a percentage of total loans and leases, of 8.16% at June 30, 2011, compared to 8.89% at December 31, 2010. Although our credit risk profile has improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain.  Accordingly, it is possible that the Hawaii or California real estate markets could begin to deteriorate further. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance; any of which would require an increase in our Provision. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

Additionally, when establishing our Allowance, we made certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy began to deteriorate in the second half of 2007 and real estate values declined, we found that many of the assumptions and judgments that we made at the time needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses in fiscal 2008, 2009, and 2010. Because of the potential volatility that still exists in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines or fails as a result of their continued exposure to the real estate markets and other financial stresses.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At June 30, 2011 and December 31, 2010, this reserve totaled $6.7 million and $5.0 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through June 30, 2011 were approximately $3.1 billion and $2.8 billion, respectively. Outstanding balances for agency and non-agency (estimated) for vintages 2005 through 2011 as of June 30, 2011 were $2.3 billion and $1.7 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of June 30, 2011 total approximately $95.5 million.

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

Loans repurchased during the three and six months ended June 30, 2011 totaled approximately $4.2 million and $4.8 million, respectively.

The reasons for repurchases have varied, from misrepresentation to income and documentation errors. Due to the limited amount of historical repurchase activity, we continue to analyze repurchase data for emerging material trends. The number of repurchase requests by vintage and investor type, as well as appeals and repurchases are depicted in table below.

Repurchase Demands, Appeals, Repurchases [1]
Six months ended June 30, 2011

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	3	-	1	2	-	-	-	-
2006	2	-	-	2	-	-	-	-
2007	-	-	-	-	4	-	2	2
2008	6	1	-	5	7	-	2	5
2009	5	-	1	4	-	-	-	-
2010	9	3	1	5	-	-	-	-
2011	3	2	-	1	-	-	-	-
Total	28	6	3	19	11	-	4	7

[1] Based on repurchase requests received between January 1, 2011 and June 30, 2011.

The reserve for residential mortgage loan repurchase losses of $6.7 million at June 30, 2011, represents our best estimate of the probable loss that we may incur for various representations and warranties in our loan sales contracts with investors. This represents an increase of $1.7 million from December 31, 2010, which was necessary in our estimation, due to the increase in repurchase activity, and uncertainty and risk around future activity and losses. The table below shows changes in the repurchase losses liability since initial establishment.

	Six Months Ended June 30,		Year Ended December 31,
	2011	2010	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$5,014	$183	$183	$22	$-
Change in estimate	2,840	150	6,071	161	22
Utilizations	(1,198)	-	(1,240)	-	-
Balance, end of period	$6,656	$333	$5,014	$183	$22

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

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined that an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, we had no goodwill remaining on our consolidated balance sheet.

Prior to the first quarter of 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis and performed additional assessments on a quarterly basis whenever indicators of impairment were evident. Goodwill attributable to each of our reporting units was tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilized a discounted cash flow methodology for our Commercial Real Estate reporting unit and versions of the guideline company, guideline transaction and discounted cash flow methodologies for our Hawaii Market reporting unit. Absent any impairment indicators, we performed our annual goodwill impairment tests during the fourth quarter of each fiscal year.

Similar to our process for evaluating our goodwill for impairment, we also perform an impairment assessment of our other intangible assets whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable.

Our impairment assessment of goodwill and other intangible assets involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors we use to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, including, but not limited to, changes in other reporting units or operating segments, future operating results could be materially impacted.

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

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This ASU is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for the Company’s reporting period beginning on January 1, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for the Company’s reporting period beginning on January 1, 2012, with retrospective application required. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Financial Summary

During the second quarter of 2011, we reported net income of $8.2 million, or $0.20 per diluted share, compared to a net loss of $16.1 million, or $12.01 per diluted share, reported in the second quarter of 2010. Net income for the first half of 2011 was $12.9 million, or $3.15 per diluted share, compared to a net loss of $176.3 million, or $119.18 per diluted share for the first half of 2010. Our net income per diluted share for the first half of 2011 of $3.15 includes the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange. Excluding this one-time adjustment, which did not impact our reported net income of $12.9 million, our net income per diluted share for the first half of 2011 was $0.38. See Note 11 to the consolidated financial statements for more information. The net loss in the first half of 2010 included a non-cash goodwill impairment charge of $102.7 million.

Our net income in the first and second quarters of 2011 was driven by continued improvement in our asset quality, which resulted in a significant reduction in our total credit costs. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded commitments, were reduced from a charge of $21.8 million and $88.3 million in the three and six months ended June 30, 2010, respectively, to credits of $6.4 million and $4.5 million in the three and six months ended June 30, 2011, respectively.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $20.9 million and $21.3 million for the three and six months ended June 30, 2011, respectively, and $23.8 million and $74.6 million for the comparable prior year periods.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011		2010

Return (loss) on average assets	0.81%	(1.50	) %	0.64%		(7.73	) %
Return (loss) on average shareholders' equity	8.08	(41.67)		8.48		(146.95)
Return (loss) on average tangible equity	8.52	(49.25)		9.12		(213.29)
Basic earnings (loss) per common share	$0.20	$(12.01)		$3.22	*	$(119.18)
Diluted earnings (loss) per common share	0.20	(12.01)		3.15	*	(119.18)

* Includes the impact of a one-time accounting adjustment totaling $85.1 million related to the TARP Exchange. Excluding this one-time adjustment, our basic and diluted earnings per share was $0.39 and $0.38 for the six months ended June 30, 2011, respectively.

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

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including weak consumer confidence and increased volatility in both energy prices and the capital markets. In addition, growing government indebtedness, a large budget deficit, and recent concerns over the federal debt ceiling have exacerbated the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next 10 years. Notwithstanding the passage of this legislation, a risk remains that major rating agencies could reduce the ratings of U.S. Treasury securities if the legislation is not deemed sufficient to address the country’s growing debt burden. While the potential effects of a U.S. downgrade are not yet well understood, it could raise borrowing costs and adversely impact the mortgage and housing markets.

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

Hawaii’s economy continues to show signs of recovery and is expected to see modest improvement during the remainder of 2011 and stronger growth in 2012, according to the Hawaii State Department of Business, Economic Development & Tourism (“DBEDT”). Tourism remains Hawaii’s most significant economic driver and according to the Hawaii Tourism Authority (“HTA”), total visitor arrivals and visitor expenditures increased by 4.7% and 18.4%, respectively, for the first half of 2011 compared to the same period in 2010. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate declined from 6.3% in December 2010 to 6.0% in June 2011 and Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 9.2%. DBEDT projects real personal income and real gross state product to grow by a modest 1.0% and 1.6%, respectively, in 2011.

On March 11, 2011, a massive earthquake triggered a giant tsunami that devastated northeastern Japan. According to the HTA, visitor arrivals and expenditures from Japan accounted for approximately 17.4% and 16.9%, respectively of the total visitor arrivals and expenditures in 2010. Japanese visitor arrivals and expenditures in the second quarter of 2011 were down 20.1% and 5.3%, respectively, compared to the same period in 2010, due to flight suspensions and trip cancellations following the earthquake and tsunami. Despite the negative impact of the earthquake and tsunami on Japanese travel to Hawaii, DBEDT projects that overall visitor arrivals will increase by 3.8% for 2011, a rate similar to its previous forecast conducted before the Japan earthquake. This forecast reflects the decline of Japanese arrivals, tempered by an increase in arrivals from the U.S. mainland and other international markets, especially visitors from Canada.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased 7.0% for single-family homes and 2.6% for condominiums for the six months ended June 2011 compared to the six months ended June 2010. The median sales price for single-family homes on Oahu for the six months ended June 2011 was $570,000, representing a decrease of 2.6% from the prior year. The median sales price for condominiums on Oahu for the six months ended June 2011 was $304,500, representing a decrease of 0.2% from the prior year. Expectations from local real estate experts and economists are for the Hawaii real estate market to show improvement in the second half of 2011, however, there is no assurance that this will occur. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios.

Potential impediments to recovery in the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past.

California, along with the rest of the nation, appears to be in the midst of a modest, drawn-out recovery. After ending 2010 with some momentum, positive economic signs continued during the early months of 2011. However, during the second quarter of 2011, weak real estate market conditions, depressed construction activity, and public sector fiscal problems continued to dampen economic growth. In addition, unrest in oil producing nations and the earthquake and tsunami that struck Japan resulted in more uncertainty for California’s outlook. The California Association of Realtors (“CAR”) reported that June 2011 unit home sales were down 3.6% from the same period a year ago, while the median sales price decreased by 5.9% from year ago levels to $295,300. CAR anticipates 2011 to be a transition year, moving further toward stabilization, and forecasts California’s annual sales and median sales price to increase 2% to 502,000 units and $312,500, respectively. Labor markets within the state remained weak through the first half of 2011 as California’s seasonally adjusted unemployment rate increased to 11.8% at June 2011 and continues to be well above the national unemployment rate of 9.2%. California state government’s budget crisis is more severe than Hawaii’s. Having already issued IOUs once before to preserve cash, California’s government faces a $25.4 billion shortfall and is looking at further cuts in wages, furloughs and government programs. Although we are not making new loans in California, our existing loan portfolio continues to have significant exposure to its markets.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2011 and 2010 is set forth below.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$471,173	0.26%	$300	$738,766	0.25%	$467
Taxable investment securities (1)	1,205,762	2.40	7,241	419,827	3.48	3,655
Tax-exempt investment securities (1)	12,480	8.92	276	14,459	8.05	292
Loans and leases, net of unearned income (2)	2,094,555	5.06	26,464	2,822,967	5.08	35,788
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,832,767	3.58	34,281	4,044,816	3.98	40,202
Nonearning assets	214,354			247,518
Total assets	$4,047,121			$4,292,334

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$535,057	0.12%	$161	$604,983	0.17%	$250
Savings and money market deposits	1,113,800	0.18	500	1,075,028	0.55	1,487
Time deposits under $100,000	402,721	1.03	1,037	535,227	1.61	2,149
Time deposits $100,000 and over	438,971	0.79	865	425,938	1.56	1,659
Short-term borrowings	1,730	-	-	202,191	0.61	306
Long-term debt	409,152	2.59	2,642	649,910	3.12	5,053
Total interest-bearing liabilities	2,901,431	0.72	5,205	3,493,277	1.25	10,904
Noninterest-bearing deposits	663,119			568,140
Other liabilities	66,195			66,308
Total liabilities	3,630,745			4,127,725
Shareholders' equity	406,381			154,592
Non-controlling interests	9,995			10,017
Total equity	416,376			164,609
Total liabilities and equity	$4,047,121			$4,292,334

Net interest income			$29,076			$29,298

Net interest margin		3.04%			2.90%

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$544,153	0.26%	$689	$621,935	0.26%	$797
Taxable investment securities (1)	1,049,131	2.38	12,465	612,880	3.84	11,759
Tax-exempt investment securities (1)	12,728	8.79	559	30,255	7.17	1,085
Loans and leases, net of unearned income (2)	2,141,816	5.17	55,030	2,934,483	5.01	73,100
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,796,625	3.64	68,743	4,248,350	4.11	86,741
Nonearning assets	212,298			315,313
Total assets	$4,008,923			$4,563,663

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$532,246	0.11%	$293	$608,072	0.17%	$508
Savings and money market deposits	1,110,691	0.22	1,232	1,110,717	0.57	3,136
Time deposits under $100,000	421,984	1.15	2,403	533,425	1.64	4,334
Time deposits $100,000 and over	386,860	0.98	1,876	525,676	1.33	3,455
Short-term borrowings	70,338	0.59	204	237,974	0.42	495
Long-term debt	424,537	2.55	5,359	653,767	3.14	10,168
Total interest-bearing liabilities	2,946,656	0.78	11,367	3,669,631	1.21	22,096
Noninterest-bearing deposits	670,949			580,062
Other liabilities	78,242			63,976
Total liabilities	3,695,847			4,313,669
Shareholders' equity	303,078			239,973
Non-controlling interests	9,998			10,021
Total equity	313,076			249,994
Total liabilities and equity	$4,008,923			$4,563,663

Net interest income			$57,376			$64,645

Net interest margin		3.04%			3.06%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $29.1 million for the second quarter of 2011, decreased by $0.2 million, or 0.8%, from the second quarter of 2010, while taxable-equivalent net interest income for the first half of 2011 decreased by $7.3 million, or 11.2%, to $57.4 million from the comparable prior year period. The decrease in net interest income for the current quarter and first half of 2011 was primarily attributable to a significant reduction in average loans and leases as we continued our efforts to improve our credit risk profile by reducing our exposure to certain sectors of the construction and commercial real estate sectors. Partially offsetting this reduction was an increase in average taxable investment securities and a decrease in average interest-bearing liabilities as we continue to redeploy a portion of our excess liquidity into higher yielding investment securities and reduce our overall funding costs. The decrease in net interest income for the current quarter also reflects a 40 basis point (“bp”) decline in average yields earned on interest earning assets over the comparable prior year period and a 53 bp decline in average rates paid on our interest-bearing liabilities. The decrease in net interest income for the first half of 2011 reflects a 47 bp decline in average yields earned on interest earning assets over the comparable prior year period, which exceeded the 43 bp decline in average rates paid on our interest-bearing liabilities. The decrease in average yields earned on our interest earning assets was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

Interest Income

Taxable-equivalent interest income of $34.3 million for the second quarter of 2011 decreased by $5.9 million, or 14.7%, from the second quarter of 2010. The current quarter decrease was primarily attributable to a significant decline in average loans and leases, partially offset by an increase in average taxable investment securities as described above. Average loans and leases decreased by $728.4 million in the current quarter compared to the second quarter of 2010, contributing to approximately $9.3 million of the current quarter interest income decline, while average taxable investment securities increased by $785.9 million in the current quarter compared to the second quarter of 2010, offsetting the decline of interest income by approximately $6.8 million. Average yields earned on taxable investment securities decreased by 108 bp in the current quarter, contributing to approximately $1.1 million of the current quarter interest income decline.

Consistent with the above, the year-to-date decrease in taxable-equivalent interest income was primarily attributable to a significant decline in average loans and leases, partially offset by an increase in average taxable investment securities. During the first half of 2011, average loans and leases decreased by $792.7 million from the first half of 2010, reducing interest income by approximately $19.9 million during the period, while average taxable investment securities increased by $436.3 million, offsetting the decline of interest income by approximately $8.4 million. Average yields earned on taxable investment securities for the first half of 2011 decreased by 146 bp, resulting in a reduction in interest income of approximately $4.5 million, while average yields on loans and leases increased by 16 bp, offsetting the decline in interest income by approximately $2.3 million.

Interest Expense

Interest expense of $5.2 million for the second quarter of 2011 decreased by $5.7 million, or 52.3%, from the comparable prior year quarter. The decrease in interest expense during the current quarter was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The 37 bp decline in average rates on savings and money market deposits contributed to $1.0 million of the current quarter decrease in interest expense, the 58 bp decline in average rates on time deposits under $100,000 contributed to $0.8 million of the current quarter decrease, the 77 bp decline in average rates on time deposits $100,000 and over contributed to $0.8 million of the current quarter decrease, the 61 bp decline on average rates on short-term borrowings contributed to $0.3 million of the current quarter decrease and the 53 bp decline on average rates on long-term debt contributed to $0.9 million of the current quarter decrease. Additionally, the current quarter decrease in average balances of all time deposits, short-term borrowings and long-term debt also resulted in lower interest expense of $0.5 million, $0.3 million and $1.9 million, respectively.

For the first half of 2011, interest expense decreased by $10.7 million, or 48.6%, from the first half of 2010. The 35 bp decline in average rates on savings and money market deposits contributed to $1.9 million of the decrease in interest expense, declines of 49 bp and 35 bp in average rates on time deposits under $100,000 and time deposits $100,000 and over contributed to $1.3 million and $0.9 million, respectively, of the decrease in interest expense, and the 59 bp decline on average rates on long-term debt contributed to $1.9 million of the decrease in interest expense from the comparable prior year period. Additionally, the overall decrease in average balances of all time deposits, short-term borrowings and long-term debt also resulted in a decrease in interest expense of $1.8 million, $0.4 million and $3.6 million, respectively, compared to the first half of 2010.

Net Interest Margin

Our net interest margin was 3.04% for the second quarter of 2011, compared to 2.90% in the comparable year-ago quarter. As described above, the increase was primarily attributable to the redeployment of a portion of our excess liquidity into higher yielding investment securities and an overall reduction in our funding costs.

Our net interest margin for the first half of 2011 was 3.04% compared to 3.06% in the comparable year-ago period.  The year-over-year compression was primarily due to lower yields on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate loan portfolio to improve our credit risk profile and our efforts to maximize balance sheet liquidity by maintaining elevated levels of lower yielding cash and cash equivalent accounts through the first quarter of 2011. Additionally, as part of our recovery plan, we sold available for sale securities for gross proceeds of $439.4 million during the latter part of March 2010. A significant amount of these proceeds were held as cash and cash equivalents until the first quarter of 2011.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$578	$982
Real estate:
Construction	129,275	182,073
Mortgage-residential	58,204	47,560
Mortgage-commercial	18,428	14,464
Consumer	-	225
Total nonaccrual loans	206,485	245,304
Other real estate	42,863	57,507
Total nonperforming assets	249,348	302,811

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	-	6,550
Mortgage-residential	-	1,800
Consumer	4	181
Total accruing loans delinquent for 90 days or more	4	8,531

Restructured loans still accruing interest:
Real estate:
Mortgage-residential	1,813	13,401
Total restructured loans still accruing interest	1,813	13,401

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$251,165	$324,743

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	11.81%	13.18%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	11.81%	13.56%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	11.89%	14.14%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $249.3 million at June 30, 2011, compared to $302.8 million at December 31, 2010. The decrease from fiscal 2010 was primarily attributable to sales of nonperforming loans classified as held for sale and foreclosed properties of $27.6 million and $24.7 million, respectively, paydowns of $46.5 million and charge-offs and write-downs of $17.0 million. Offsetting these decreases were the following significant additions to nonperforming assets: Hawaii residential mortgage loans and foreclosed properties of $27.6 million, Hawaii construction and development loans totaling $18.9 million, Mainland commercial mortgage loans totaling $6.8 million, Hawaii commercial mortgage loans totaling $3.5 million and Mainland construction and development loans totaling $2.6 million.

Restructured loans included in nonperforming assets at June 30, 2011 consisted of 116 Hawaii residential mortgage loans with a combined principal balance of $47.6 million, seven Hawaii construction and development loans with a combined principal balance of $37.2 million, and one Hawaii commercial loan with a principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $1.8 million of restructured loans still accruing interest at June 30, 2011, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$178,010	$211,646	$192,854	$205,279

Provision (credit) for loan and lease losses	(8,784)	20,412	(10,359)	79,249

Charge-offs:
Commercial, financial and agricultural	455	3,823	1,861	5,981
Real estate:
Construction	3,000	20,800	16,858	48,774
Mortgage-residential	1,263	4,059	3,299	15,223
Mortgage-commercial	879	1,462	1,105	19,192
Consumer	597	598	1,202	1,539
Leases	-	-	-	1
Total charge-offs	6,194	30,742	24,325	90,710

Recoveries:
Commercial, financial and agricultural	854	179	1,286	1,740
Real estate:
Construction	2,549	107	5,915	5,608
Mortgage-residential	231	48	931	75
Mortgage-commercial	3	12	42	14
Consumer	265	297	590	663
Leases	-	-	-	41
Total recoveries	3,902	643	8,764	8,141

Net charge-offs	2,292	30,099	15,561	82,569

Balance at end of period	$166,934	$201,959	$166,934	$201,959

Annualized ratio of net charge-offs to average loans	0.44%	4.26%	1.45%	5.63%

Our Allowance at June 30, 2011 totaled $166.9 million, a decrease of $25.9 million, or 13.4%, from year-end 2010. The decrease in our Allowance was a direct result of $15.6 million in net loan charge-offs and a credit to the Provision of $10.4 million.

Our Provision was a credit of $8.8 million during the second quarter of 2011, compared to a charge of $20.4 million in the second quarter of 2010. The decrease was due to continued improvement in our credit risk profile as evidenced by further declines in nonperforming assets and net charge-offs during the second quarter of 2011, compared to the comparable prior year quarter.

Our Allowance as a percentage of our total loan portfolio decreased from 8.89% at December 31, 2010 to 8.16% at June 30, 2011. Our Allowance as a percentage of our nonperforming assets increased from 63.69% at December 31, 2010 to 66.95% at June 30, 2011.

The decrease in the Allowance is consistent with the sequential quarter decrease in our nonperforming assets, lower net loan charge-off activity, and is consistent with our belief that we have begun to see signs of stabilization in certain sectors of our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the Mainland.

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

Other Operating Income

Total other operating income of $10.9 million for the second quarter of 2011 decreased by $1.8 million, or 14.1%, from the comparable prior year period. The decrease was primarily due to lower unrealized gains on outstanding interest rate locks of $1.0 million and lower income from bank-owned life insurance of $0.9 million.

For the six months ended June 30, 2011, total other operating income of $23.4 million decreased by $2.1 million, or 8.1%, over the comparable prior year period. The decrease was primarily due to lower service charges on deposit accounts of $1.1 million, lower unrealized gains on outstanding interest rate locks of $0.9 million, lower income from bank-owned life insurance of $0.9 million and lower gains on trading securities of $0.7 million. These decreases were partially offset by higher other service charges and fees of $1.2 million and a non-cash gain on the change in fair value of a derivative liability of $1.0 million.

Other Operating Expense

Total other operating expense for the second quarter of 2011 was $40.5 million, compared to $37.6 million in the comparable prior year period. The increase was primarily attributable to a higher provision for repurchased residential mortgage loans of $2.1 million, higher credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $1.2 million and higher salaries and employee benefits of $1.0 million. These increases were partially offset by lower legal and professional services of $1.8 million.

For the six months ended June 30, 2011, other operating expense of $78.1 million decreased by $108.7 million, or 58.2%, from the comparable prior year period. The decrease was primarily attributable to the $102.7 million non-cash goodwill impairment charge recorded in the first quarter of 2010, lower legal and professional services of $5.0 million and lower credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $3.0 million. These decreases were partially offset by a higher provision for repurchased residential mortgage loans of $2.7 million and higher salaries and employee benefits of $1.2 million.

Income Taxes

We did not recognize any income tax expense in the first half of 2011 or 2010, as we continue to recognize a full valuation allowance against our net DTAs, which was first established in the third quarter of 2009. The establishment of the valuation allowance was primarily based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings.

In the second quarter of 2011, we decreased our valuation allowance against our net DTAs by $6.4 million to $172.4 million at June 30, 2011 from $178.8 million at December 31, 2010. Of the total decrease to the valuation allowance, $2.2 million was recognized as a non-cash credit to income tax expense, while the remaining $4.2 million was credited against accumulated other comprehensive loss (“AOCL”).

Financial Condition

Total assets at June 30, 2011 were $4.1 billion, compared to $3.9 billion at December 31, 2010.

Loans and Leases

Loans and leases, net of unearned income, of $2.0 billion at June 30, 2011, decreased by $122.7 million, or 5.7%, from December 31, 2010. The decrease was primarily due to net reductions in the construction and development, commercial mortgage and commercial loan portfolios totaling $72.3 million, $47.4 million and $9.9 million, respectively, partially offset by a net increase in the residential mortgage portfolio of $14.5 million. The net decreases in these portfolios reflect transfers to other real estate totaling $8.5 million, net charge-offs of $15.6 million and paydowns.

Construction and Development Loans

At June 30, 2011, the construction and development loan portfolio (excluding owner-occupied loans) totaled $226.5 million, or 11.1% of the total loan portfolio. Of this amount, $140.1 million were located in Hawaii and $86.4 million were located on the Mainland. This portfolio decreased by $73.5 million from December 31, 2010.

The allowance for loan and lease losses allocated for these loans was $41.6 million at June 30, 2011, or 18.4% of the total outstanding balance. Of this amount, $31.1 million related to construction and development loans in Hawaii and $10.5 million related to construction and development loans on the Mainland.

Nonperforming construction and development assets in Hawaii totaled $107.7 million at June 30, 2011, or 2.6% of total assets. At June 30, 2011, this balance was comprised of portfolio loans totaling $93.0 million and foreclosed properties totaling $14.7 million. Nonperforming assets related to this sector totaled $159.3 million at December 31, 2010.

Nonperforming construction and development assets on the Mainland totaled $57.4 million at June 30, 2011, or 1.4% of total assets. At June 30, 2011, this balance was comprised of portfolio loans totaling $33.6 million and foreclosed properties totaling $23.8 million. Nonperforming assets related to this sector totaled $72.1 million at December 31, 2010.

Deposits

Total deposits of $3.2 billion at June 30, 2011 reflected an increase of $97.4 million, or 3.1%, from December 31, 2010. The increase was primarily attributable to increases in non-interest bearing demand deposits, savings and money market deposits and time deposits of $75.7 million, $25.5 million and $114.6 million, respectively. These increases were partially offset by a decrease in interest-bearing demand deposits of $118.5 million. The decrease in our interest-bearing demand deposits was primarily due to the expiration of the Transaction Account Guarantee Program on December 31, 2010, which resulted in some of our customers transferring balances from interest-bearing demand deposits to non-interest bearing demand deposits to remain fully insured by the FDIC. Also contributing to the decrease in interest-bearing demand deposits was a transfer of approximately $35.0 million in government deposits from interest-bearing demand deposits to time deposits in March 2011.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.7 billion at June 30, 2011 and decreased by $82.7 million from December 31, 2010. The decrease was primarily due to the aforementioned expiration of the Transaction Account Guarantee Program and transfer of government deposits.

Capital Resources

Common Stock

Shareholders’ equity totaled $423.8 million at June 30, 2011, compared to $66.1 million at December 31, 2010. The increase in total shareholders’ equity was a direct result of the completion of the aforementioned Private Placement, TARP Exchange and Rights Offering.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at eight consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At June 30, 2011, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $6.7 million. With the recent completion of our recapitalization, we may seek regulatory approval to pay all deferred payments under our trust preferred securities.

The FRB has determined that certain cumulative preferred securities having the characteristics of trust preferred securities to qualify as non-controlling interest, and are included in CPF’s Tier 1 capital.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. The majority of the funds that we received upon completion of the Private Placement were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, including payments on its outstanding trust preferred securities. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. However, as a Hawaii state-chartered bank, it is prohibited from declaring or paying dividends greater than its retained earnings. As of June 30, 2011, the bank had an accumulated deficit of $468.0 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends.  As a result, we do not anticipate receiving dividends from the bank in the foreseeable future. On a stand alone basis, as of June 30, 2011, CPF had approximately $46.4 million of cash available to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of June 30, 2011 were above the levels required for a “well capitalized” regulatory designation and the bank is currently in compliance with the Bank MOU which requires that it maintain a leverage capital ratio of at least 8%.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At June 30, 2011:
Leverage capital	$528,096	13.1%	$160,909	4.0%	$201,136	5.0%
Tier 1 risk-based capital	528,096	22.5	93,982	4.0	140,973	6.0
Total risk-based capital	559,240	23.8	187,964	8.0	234,955	10.0

At December 31, 2010:
Leverage capital	$180,626	4.4%	$163,454	4.0%	$204,318	5.0%
Tier 1 risk-based capital	180,626	7.6	94,544	4.0	141,815	6.0
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0

Central Pacific Bank
At June 30, 2011:
Leverage capital	$496,556	12.3%	$160,966	4.0%	$201,208	5.0%
Tier 1 risk-based capital	496,556	21.1	94,052	4.0	141,078	6.0
Total risk-based capital	527,712	22.4	188,103	8.0	235,129	10.0

At December 31, 2010:
Leverage capital	$197,626	4.8%	$163,500	4.0%	$204,376	5.0%
Tier 1 risk-based capital	197,626	8.4	94,592	4.0	141,888	6.0
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0

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

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements, federal funds borrowings and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these alternative funding sources, access to these sources is not guaranteed and may be influenced by market conditions, our financial position, and the terms of the respective agreements with such sources, as discussed below.

The bank is a member of and maintained a $646.7 million line of credit with the FHLB as of June 30, 2011. At June 30, 2011, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $300.8 million. At December 31, 2010, we had $200.0 million of short-term borrowings outstanding and our long-term borrowings totaled $351.3 million. In March 2011, the $200.0 million in short-term borrowings matured and were paid off. As of June 30, 2011, approximately $345.9 million was undrawn under this arrangement. The FHLB has no obligation to make future advances to the bank.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, as of June 30, 2011, all outstanding FHLB advances were secured by investment securities with a fair value of $320.6 million and certain real estate loans totaling $576.3 million.

Besides its line of credit with the FHLB, the bank also maintained a $30.9 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at June 30, 2011 and December 31, 2010. Advances under this arrangement would have been secured by certain commercial real estate loans with a carrying value of $123.8 million at June 30, 2011.

As of June 30, 2011, the entire $30.9 million line amount was available to the bank for future borrowings; however, the Federal Reserve has the right to decline to make advances under this line of credit. Since September 2009, the bank was no longer eligible to access the Federal Reserve’s primary credit facility but maintained access to its secondary facility. There was no change in the level of credit available to the bank. However, future advances will have higher borrowing costs under the secondary facility. Furthermore, all terms and maturities of advances under this arrangement are at the discretion of the Federal Reserve and are generally limited to overnight borrowings.

Our ability to maintain adequate levels of liquidity is dependent on us continuing to execute our recovery plan, and more specifically, our ability to continue to improve our credit risk profile, maintain our capital base, and comply with the provisions of our agreements with regulators. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2011 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Overdraft Litigation

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, v. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserts claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs seek declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. As of the date of this filing, we are in discussions with the plaintiffs to resolve the matter and the parties have agreed to perform additional diligence in an attempt to reach an acceptable outcome. Because this diligence is ongoing, at this time, we are not able to estimate the amount of costs or a reasonable range of potential costs that the Company may need to incur to resolve this matter.

Item 1A. Risk Factors

The following risk factors have been updated from the risk factor previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC.

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

In addition, the Company continues to be subject to the Agreement with the FRBSF and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Agreement requires that the Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

Besides the Bank MOU and the Agreement, we are also subject to the BSA MOU.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU, the Agreement and the BSA MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios requirements. The requirements and restrictions of the Bank MOU , the Agreement and the BSA MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

Despite recent signs of stabilization, uncertainty about the global and U.S. economies could have an adverse effect on us.

Although general economic trends and market conditions have shown initial signs of stabilization, concerns about the global and U.S. economies still remain, including weak consumer confidence and increased volatility in both energy prices and the capital markets. In addition, growing government indebtedness, a large budget deficit, and recent concerns over the federal debt ceiling have exacerbated the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next 10 years. Notwithstanding the passage of this legislation, a risk remains that major rating agencies could reduce the ratings of U.S. Treasury securities if the legislation is not deemed sufficient to address the country’s growing debt burden. While the potential effects of a U.S. downgrade are not yet well understood, it could raise borrowing costs and adversely impact the mortgage and housing markets, any of which could have one or more of the following adverse impacts on us: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On February 23, 2011, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank from CC to B- and removed the Company and the bank from Rating Watch Evolving. On May 20, 2011, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank to B+ from B- and assigned a Positive Rating Outlook. However, our ratings may not improve further and may be downgraded in the future if there are adverse developments concerning our business.

The transferability of our common shares is limited as a result of the Tax Benefits Preservation Plan and the Protective Charter Amendment.

We have generated significant net operating losses (“NOLs”) as a result of our recent losses. In order to reduce the likelihood that future transactions in our common shares will result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common shares. To further protect our NOLs, we filed the Protective Charter Amendment on May 2, 2011 to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or cause the beneficial ownership of a Threshold Holder to increase. The Protective Charter Amendment expires on the earliest of (i) May 2, 2014, (ii) such time as the Board of Directors determines the Protective Charter Amendment is no longer necessary for the preservation of our tax benefits and (iii) the date the Board of Directors determines that the Protective Charter Amendment is no longer in our and our shareholders' best interest.

The Tax Benefits Preservation Plan and the Protective Charter Amendment have the effect of limiting transferability of our common shares because they may make it more difficult and more expensive to acquire our common shares under the circumstances described above and, in the case of the Protective Charter Amendment, prohibit certain acquisitions of our common shares as described above. A shareholder's ability to dispose of our common shares is therefore limited by reducing the class of potential acquirers for such common shares.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 8, 2011	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: August 8, 2011	/s/ Lawrence D. Rodriguez
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