Form 10-Q
period 2011-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2011-11-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of registrant’s common stock, no par value, on November 1, 2011 was 41,749,116 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2011 and December 31, 2010

Consolidated Statements of Operations Three and nine months ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows Nine months ended September 30, 2011 and 2010

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$68,508	$61,725
Interest-bearing deposits in other banks	231,353	729,014
Investment securities:
Available for sale, at fair value	1,466,970	702,517
Held to maturity (fair value of $1,287 at September 30, 2011 and $2,913 at December 31, 2010)	1,250	2,828
Total investment securities	1,468,220	705,345

Loans held for sale	43,839	69,748

Loans and leases	2,059,435	2,169,444
Less allowance for loan and lease losses	143,430	192,854
Net loans and leases	1,916,005	1,976,590

Premises and equipment, net	52,505	57,390
Accrued interest receivable	12,055	11,279
Investment in unconsolidated subsidiaries	13,051	14,856
Other real estate	62,720	57,507
Other intangible assets	42,367	44,639
Bank-owned life insurance	143,845	142,296
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	2,402	2,223
Other assets	13,491	16,642
Total assets	$4,119,158	$3,938,051

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$681,619	$611,744
Interest-bearing demand	565,635	639,548
Savings and money market	1,121,969	1,089,813
Time	978,810	791,842
Total deposits	3,348,033	3,132,947

Short-term borrowings	1,224	202,480
Long-term debt	258,347	459,803
Other liabilities	60,699	66,766
Total liabilities	3,668,303	3,861,996

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
none at September 30, 2011 and 135,000 shares at December 31, 2010	-	130,458
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
41,749,116 shares at September 30, 2011 and 1,527,000 shares at December 31, 2010	784,172	404,167
Surplus	65,479	63,308
Accumulated deficit	(408,943)	(517,316)
Accumulated other comprehensive income (loss)	161	(14,565)
Total shareholders' equity	440,869	66,052
Non-controlling interest	9,986	10,003
Total equity	450,855	76,055
Total liabilities and equity	$4,119,158	$3,938,051

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$25,962	$33,456	$80,992	$106,556
Interest and dividends on investment securities:
Taxable interest	7,918	3,885	20,380	15,639
Tax-exempt interest	186	184	549	889
Dividends	5	3	8	8
Interest on deposits in other banks	259	510	948	1,307
Total interest income	34,330	38,038	102,877	124,399

Interest expense:
Interest on deposits:
Demand	113	181	406	689
Savings and money market	459	1,323	1,691	4,459
Time	1,499	3,666	5,778	11,455
Interest on short-term borrowings	-	387	204	882
Interest on long-term debt	2,430	5,112	7,789	15,280
Total interest expense	4,501	10,669	15,868	32,765

Net interest income	29,829	27,369	87,009	91,634
Provision (credit) for loan and lease losses	(19,116)	79,893	(29,475)	159,142
Net interest income (loss) after provision for loan and lease losses	48,945	(52,524)	116,484	(67,508)

Other operating income:
Service charges on deposit accounts	2,501	2,793	7,564	8,982
Other service charges and fees	4,451	4,110	12,953	11,445
Income from fiduciary activities	636	751	2,136	2,373
Equity in earnings of unconsolidated subsidiaries	136	197	301	328
Fees on foreign exchange	198	171	484	502
Investment securities gains	-	-	261	831
Loan placement fees	164	130	348	307
Net gain on sales of residential loans	1,177	2,036	4,380	5,313
Income from bank-owned life insurance	866	1,062	3,036	4,136
Other	1,380	400	3,483	2,934
Total other operating income	11,509	11,650	34,946	37,151

Other operating expense:
Salaries and employee benefits	15,856	14,370	46,331	43,614
Net occupancy	3,466	3,196	10,234	9,803
Equipment	1,348	1,333	3,632	4,115
Amortization of other intangible assets	1,709	2,215	4,885	5,204
Communication expense	828	1,041	2,631	3,099
Legal and professional services	2,846	3,267	8,898	14,333
Computer software expense	894	856	2,706	2,632
Advertising expense	842	574	2,508	2,177
Goodwill impairment	-	-	-	102,689
Foreclosed asset expense	1,281	(1,017)	2,732	4,918
Write down of assets	(31)	-	4,624	940
Loss on early extinguishment of debt	6,234	-	6,234	-
Other	13,555	5,835	31,539	24,987
Total other operating expense	48,828	31,670	126,954	218,511

Income (loss) before income taxes	11,626	(72,544)	24,476	(248,868)
Income tax expense	-	-	-	-
Net income (loss)	11,626	(72,544)	24,476	(248,868)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	2,119	(83,897)	6,289
Net income (loss) available to common shareholders	$11,626	$(74,663)	$108,373	$(255,157)

Per common share data:
Basic earnings (loss) per share	$0.28	$(49.27)	$3.19	$(168.45)
Diluted earnings (loss) per share	0.28	(49.27)	3.16	(168.45)

Shares used in computation:
Basic shares	41,625	1,515	33,957	1,515
Diluted shares	41,672	1,515	34,272	1,515
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$24,476	$(248,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(29,475)	159,142
Depreciation and amortization	5,591	5,798
Goodwill impairment	-	102,689
Write down of assets	4,624	940
Write down of other real estate, net of gain on sale	(1,220)	3,119
Amortization of other intangible assets	4,885	5,204
Net amortization of investment securities	5,630	1,563
Share-based compensation	2,171	108
Net gain on investment securities	(261)	(831)
Net change in trading securities	-	26,889
Deferred income tax expense	-	2,439
Net gain on sales of residential loans	(4,380)	(5,313)
Proceeds from sales of loans held for sale	417,745	753,986
Originations of loans held for sale	(422,756)	(680,091)
Equity in earnings of unconsolidated subsidiaries	(301)	(328)
Increase in cash surrender value of bank-owned life insurance	(1,708)	(3,845)
Net change in other assets and liabilities	4,603	24,702
Net cash provided by operating activities	9,624	147,303

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	267,762	229,657
Proceeds from sales of investment securities available for sale	5,324	439,435
Purchases of investment securities available for sale	(1,027,233)	(378,686)
Proceeds from maturities of and calls on investment securities held to maturity	1,565	1,380
Net loan principal repayments	55,815	255,618
Proceeds from sales of loans originated for investment	26,721	187,445
Proceeds from sale of other real estate	34,233	16,175
Proceeds from bank-owned life insurance	158	2,069
Purchases of premises and equipment	(706)	(1,753)
Distributions from unconsolidated subsidiaries	522	724
Contributions to unconsolidated subsidiaries	-	(227)
Net cash provided by (used in) investing activities	(635,839)	751,837

Cash flows from financing activities:
Net increase (decrease) in deposits	215,086	(381,583)
Proceeds from long-term debt	-	50,000
Repayments of long-term debt	(201,170)	(90,864)
Net decrease in short-term borrowings	(201,256)	(40,755)
Net proceeds from issuance of common stock and stock option exercises	322,677	-
Other, net	-	110
Net cash provided by (used in) financing activities	135,337	(463,092)

Net increase (decrease) in cash and cash equivalents	(490,878)	436,048
Cash and cash equivalents at beginning of period	790,739	488,367
Cash and cash equivalents at end of period	$299,861	$924,415

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,055	$31,739
Income taxes	8	-
Cash received during the period for:
Income taxes	-	1,068
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$16	$6
Net reclassification of loans to other real estate	38,226	44,298
Net transfer of loans to loans held for sale	1,225	39,594
Net transfer of investment securities available for sale to trading	-	49,126
Dividends accrued on preferred stock	969	5,288
Accretion of preferred stock discount	204	1,001
Preferred stock and accrued unpaid dividends converted to common stock	142,988	-
Common stock received in exchange for preferred stock and accrued unpaid dividends	56,201	-

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information, credit quality indicators and information related to loans modified in a troubled debt restructuring (“TDR”). We adopted this ASU effective January 1, 2011 and the adoption of this statement did not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides additional guidance related to determining whether a creditor has granted a concession, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. We adopted this ASU in the Company's reporting period ended September 30, 2011, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
September 30, 2011
Available for Sale
U.S. Government sponsored entities debt securities	$389,506	$2,826	$(99)	$392,233
States and political subdivisions	12,355	-	-	12,355
U.S. Government sponsored entities mortgage-backed securities	1,045,487	17,420	(1,460)	1,061,447
Other	975	-	(40)	935
Total	$1,448,323	$20,246	$(1,599)	$1,466,970

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$1,250	$37	$-	$1,287

December 31, 2010
Available for Sale
U.S. Government sponsored entities debt securities	$202,192	$306	$(643)	$201,855
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	483,647	6,653	(3,336)	486,964
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,057	5	-	1,062
Total	$699,532	$6,964	$(3,979)	$702,517

Held to Maturity
States and political subdivisions	$500	$4	$-	$504
U.S. Government sponsored entities mortgage-backed securities	2,328	81	-	2,409
Total	$2,828	$85	$-	$2,913

The amortized cost and estimated fair value of investment securities at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$40,155	$40,269
Due after one year through five years	342,947	345,623
Due after five years through ten years	13,537	13,474
Due after ten years	5,222	5,222
Mortage-backed securities	1,045,487	1,061,447
Other	975	935
Total	$1,448,323	$1,466,970

Held to Maturity
Mortage-backed securities	$1,250	$1,287

We sold certain available for sale investment securities during the nine months ended September 30, 2011 for gross proceeds of $5.3 million. We did not sell any available for sale securities during the third quarter of 2011. Gross realized gains and losses on the sales of the available for sale investment securities during the nine months ended September 30, 2011 were $0.3 million and nil, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

As part of our recovery plan, we sold certain available for sale investment securities during the nine months ended September 30, 2010 for gross proceeds of $439.4 million. We did not sell any available for sale investment securities during the third quarter of 2010. Gross realized gains and losses on the sales of the available for sale investment securities during the nine months ended September 30, 2010 were $9.6 million and $8.8 million, respectively.

Investment securities of $883.4 million and $613.5 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 16 and 18 investment securities which were in an unrealized loss position at September 30, 2011 and December 31, 2010, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2011:
U.S. Government sponsored entities
debt securities	$26,983	$(99)	$-	$-	$26,983	$(99)
U.S. Government sponsored entities
mortgage-backed securities	226,729	(1,460)	-	-	226,729	(1,460)
Other	935	(40)	-	-	935	(40)
Total temporarily impaired securities	$254,647	$(1,599)	$-	$-	$254,647	$(1,599)

At December 31, 2010:
U.S. Government sponsored entities
debt securities	$83,973	$(643)	$-	$-	$83,973	$(643)
U.S. Government sponsored entities
mortgage-backed securities	194,756	(3,336)	-	-	194,756	(3,336)
Non-agency collateralized mortgage obligations	17	-	-	-	17	-
Total temporarily impaired securities	$278,746	$(3,979)	$-	$-	$278,746	$(3,979)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Commercial, financial and agricultural	$179,542	$207,900
Real estate:
Construction	196,213	314,530
Mortgage - residential	857,629	747,870
Mortgage - commercial	698,800	761,710
Consumer	109,201	112,950
Leases	20,051	28,163
	2,061,436	2,173,123
Unearned income	(2,001)	(3,679)
Total loans and leases	$2,059,435	$2,169,444

During the nine months ended September 30, 2011, we transferred one loan, which was non-performing, with a carrying value of $1.3 million, to the held-for-sale category. No portfolio loans were sold or purchased during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we transferred loans with a carrying value of $39.6 million, to the held-for-sale category and sold portfolio loans with a carrying value of $180.2 million. No loans were purchased during the nine months ended September 30, 2010.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of September 30, 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$53	$1,951	$-	$414	$-	$-	$2,418
Collectively evaluated for impairment	6,950	36,874	31,056	58,694	2,768	670	137,012
	7,003	38,825	31,056	59,108	2,768	670	139,430
Unallocated							4,000
Total ending balance	$7,003	$38,825	$31,056	$59,108	$2,768	$670	$143,430

Loans and leases:
Individually evaluated for impairment	$318	$91,045	$58,610	$15,140	$-	$-	$165,113
Collectively evaluated for impairment	179,224	105,168	799,019	683,660	109,201	20,051	1,896,323
	179,542	196,213	857,629	698,800	109,201	20,051	2,061,436
Unearned income	98	(110)	(675)	(1,314)	-	-	(2,001)
Total ending balance	$179,640	$196,103	$856,954	$697,486	$109,201	$20,051	$2,059,435

The following table presents by class, impaired loans as of September 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
September 30, 2011
Impaired loans with no related allowance recorded:
Real estate:
Construction	$116,502	$66,394	$-
Mortgage - residential	65,946	58,610	-
Mortgage - commercial	9,954	9,640	-
Total impaired loans with no related allowance recorded	192,402	134,644	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	1,017	318	53
Real estate:
Construction	33,216	24,651	1,951
Mortgage - commercial	7,105	5,500	414
Total impaired loans with an allowance recorded	41,338	30,469	2,418
Total	$233,740	$165,113	$2,418

December 31, 2010
Impaired loans with no related allowance recorded:
Real estate:
Construction	$112,675	$85,571	$-
Mortgage - residential	66,203	58,333	-
Mortgage - commercial	10,917	10,917	-
Total impaired loans with no related allowance recorded	189,795	154,821	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	1,184	485	81
Real estate:
Construction	104,429	59,384	18,197
Mortgage - residential	3,681	3,256	89
Mortgage - commercial	7,746	7,088	1,158
Total impaired loans with an allowance recorded	117,040	70,213	19,525
Total	$306,835	$225,034	$19,525

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of September 30, 2011 and December 31, 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2011
Commercial, financial & agricultural	$3,724	$-	$4,830	$-
Real estate:
Construction	111,017	133	127,971	771
Mortgage - residential	51,484	130	50,024	335
Mortgage - commercial	24,574	172	24,380	556
Total	$190,799	$435	$207,205	$1,662

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of September 30, 2011 and December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
September 30, 2011
Commercial, financial & agricultural	$388	$334	$-	$654	$1,376	$178,264	$179,640
Real estate:
Construction	-	715	-	90,369	91,084	105,019	196,103
Mortgage - residential	139	855	405	56,108	57,507	799,447	856,954
Mortgage - commercial	1,155	-	-	13,472	14,627	682,859	697,486
Consumer	408	74	9	-	491	108,710	109,201
Leases	-	-	-	-	-	20,051	20,051
Total	$2,090	$1,978	$414	$160,603	$165,085	$1,894,350	$2,059,435

December 31, 2010
Commercial, financial & agricultural	$495	$252	$-	$982	$1,729	$206,251	$207,980
Real estate:
Construction	12,551	118	6,550	182,073	201,292	112,493	313,785
Mortgage - residential	4,183	7,494	1,800	47,560	61,037	685,224	746,261
Mortgage - commercial	273	3,169	-	14,464	17,906	742,400	760,306
Consumer	620	444	181	225	1,470	111,479	112,949
Leases	100	-	-	-	100	28,063	28,163
Total	$18,222	$11,477	$8,531	$245,304	$283,534	$1,885,910	$2,169,444

Modifications

TDRs included in nonperforming assets at September 30, 2011 consisted of 101 Hawaii residential mortgage loans with a combined principal balance of $41.3 million, eight Hawaii construction and development loans with a combined principal balance of $36.1 million, and one Hawaii commercial loan with a principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $2.9 million of TDRs still accruing interest at September 30, 2011, none of which were more than 90 days delinquent. At December 31, 2010, there were $14.2 million of TDRs still accruing interest, including two residential mortgage loans totaling $0.8 million that were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material affect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and nine months ended September 30, 2011.

The following table presents by class, information related to loans modified in a TDR during the three months and nine months ended September 30, 2011:

	Number of Contracts	Recorded Investment (as of period end)	Additional Partial Charge-offs
	(Dollars in thousands)
Three months ended September 30, 2011
Real estate:
Mortgage - residential	9	$2,954	$-

Nine months ended September 30, 2011
Real estate:
Construction	2	$10,593	$-
Mortgage - residential	26	9,635	447
Total	28	$20,228	$447

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate:
Construction	-	$-	1	$5,332
Mortgage - residential	1	347	37	13,503
Total	1	$347	38	$18,835

Credit Quality Indicators

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of September 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
September 30, 2011
Commercial, financial
& agricultural	$109,988	$2,278	$15,930	$-	$-	$51,346	$(98)	$179,640
Real estate:
Construction	54,807	13,301	122,353	-	-	5,752	110	196,103
Mortgage - residential	66,849	7,478	62,115	-	-	721,187	675	856,954
Mortgage - commercial	540,786	68,917	57,024	-	-	32,073	1,314	697,486
Consumer	4,993	199	63	-	-	103,946	-	109,201
Leases	18,036	464	1,551	-	-	-	-	20,051
Total	$795,459	$92,637	$259,036	$-	$-	$914,304	$2,001	$2,059,435

December 31, 2010
Commercial, financial
& agricultural	$109,619	$22,529	$19,370	$-	$-	$56,382	$(80)	$207,980
Real estate:
Construction	44,488	41,330	215,187	5,789	-	7,736	745	313,785
Mortgage - residential	70,747	17,475	55,533	-	-	604,115	1,609	746,261
Mortgage - commercial	557,511	67,639	97,871	2,883	-	35,806	1,404	760,306
Consumer	5,778	307	769	-	14	106,082	1	112,949
Leases	21,761	4,039	2,363	-	-	-	-	28,163
Total	$809,904	$153,319	$391,093	$8,672	$14	$810,121	$3,679	$2,169,444

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2011 and December 31, 2010, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Balance, beginning of period	$166,934	$201,959	$192,854	$205,279
Provision (credit) for loan and lease losses	(19,116)	79,893	(29,475)	159,142
	147,818	281,852	163,379	364,421

Charge-offs	(5,943)	(79,047)	(30,268)	(169,757)
Recoveries	1,555	14,797	10,319	22,938
Net charge-offs	(4,388)	(64,250)	(19,949)	(146,819)
Balance, end of period	$143,430	$217,602	$143,430	$217,602

Our Provision was a credit of $19.1 million and $29.5 million in the three  and nine months ended September 30, 2011, respectively, compared to a charge of $79.9 million and $159.1 million in the three and nine months ended September 30, 2010, respectively. The decrease in both our Provision and Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in nonperforming assets and lower levels of net charge-offs.

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended September 30, 2011
Beginning balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$4,000	$166,934
Provision (credit) for loan and lease losses	(5,618)	(9,720)	2,888	(6,560)	1	(107)	-	(19,116)
	7,009	42,770	31,314	59,073	2,972	680	4,000	147,818
Charge-offs	(385)	(4,431)	(447)	(193)	(477)	(10)	-	(5,943)
Recoveries	379	486	189	228	273	-	-	1,555
Net charge-offs	(6)	(3,945)	(258)	35	(204)	(10)	-	(4,388)
Ending balance	$7,003	$38,825	$31,056	$59,108	$2,768	$670	$4,000	$143,430

Nine Months Ended September 30, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan and lease losses	(5,842)	(22,843)	1,852	(4,172)	429	(899)	2,000	(29,475)
	7,584	53,713	33,682	60,136	3,584	680	4,000	163,379
Charge-offs	(2,246)	(21,289)	(3,746)	(1,298)	(1,679)	(10)	-	(30,268)
Recoveries	1,665	6,401	1,120	270	863	-	-	10,319
Net charge-offs	(581)	(14,888)	(2,626)	(1,028)	(816)	(10)	-	(19,949)
Ending balance	$7,003	$38,825	$31,056	$59,108	$2,768	$670	$4,000	$143,430

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $10.0 million at September 30, 2011 and December 31, 2010. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.6 million and $34 thousand on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2011 and December 31, 2010, respectively.

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

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the nine months ended September 30, 2011:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$20,727	$22,712	$1,050	$150	$44,639
Additions	-	2,613	-	-	2,613
Amortization	(2,006)	(2,729)	(105)	(45)	(4,885)
Balance, end of period	$18,721	$22,596	$945	$105	$42,367

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.5 million and $2.6 million for the three and nine months ended September 30, 2011, respectively, compared to $1.6 million and $4.6 million for the three and nine months ended September 30, 2010, respectively. Amortization of mortgage servicing rights was $1.0 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, compared to $1.5 million and $3.0 million for the three and nine months ended September 30, 2010, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Fair market value, beginning of period	$23,709	$23,019
Fair market value, end of period	22,616	22,228
Weighted average discount rate	8.5%	8.5%
Weighted average prepayment speed assumption	13.6	13.8

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(25,921)	$18,721	$44,642	$(23,915)	$20,727
Mortgage servicing rights	44,280	(21,684)	22,596	41,667	(18,955)	22,712
Customer relationships	1,400	(455)	945	1,400	(350)	1,050
Non-compete agreements	300	(195)	105	300	(150)	150
	$90,622	$(48,255)	$42,367	$88,009	$(43,370)	$44,639

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of September 30, 2011, estimated amortization expense for the remainder of fiscal 2011, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2011 (remainder)	$669	$1,105	$35	$15	$1,824
2012	2,674	3,833	140	60	6,707
2013	2,674	3,207	140	30	6,051
2014	2,674	2,626	140	-	5,440
2015	2,674	2,188	140	-	5,002
2016	2,674	1,846	140	-	4,660
Thereafter	4,682	7,791	210	-	12,683
	$18,721	$22,596	$945	$105	$42,367

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCI and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain is being recognized into income over the original contract period through January 2013 using the effective yield method and we expect to reclassify $1.6 million of this gain into earnings within the next 12 months.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2011, we were a party to interest rate lock and forward sale commitments on $148.8 million and $30.1 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2011	Fair Value at December 31, 2010	Fair Value at September 30, 2011	Fair Value at December 31, 2010
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$1,175	$1,035	$641	$523

The following table presents the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended September 30, 2011
Interest rate contracts	$680

Three Months Ended September 30, 2010
Interest rate contracts	1,652

Nine Months Ended September 30, 2011
Interest rate contracts	2,598

Nine Months Ended September 30, 2010
Interest rate contracts	5,263

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended September 30, 2011
Interest rate contracts	Other operating income	$660

Three Months Ended September 30, 2010
Interest rate contracts	Other operating income	(154)

Nine Months Ended September 30, 2011
Interest rate contracts	Other operating income	833

Nine Months Ended September 30, 2010
Interest rate contracts	Other operating income	938

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At September 30, 2011, our bank maintained a $66.3 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of September 30, 2011, certain commercial and commercial real estate loans totaling $116.9 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

The bank is a member of and maintained a $599.6 million line of credit with the FHLB as of September 30, 2011. Long-term borrowings under this arrangement totaled $150.1 million at September 30, 2011, compared to $200.0 million and $351.3 million of short-term and long-term borrowings, respectively, at December 31, 2010. There were no short-term borrowings under this arrangement at September 30, 2011.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. In September 2011, the FHLB removed the physical possession requirement and replaced it with a listing arrangement whereby the bank now only needs to provide the FHLB with a monthly list of pledged assets that will be used to secure all advances. FHLB advances outstanding at September 30, 2011 were secured by investment securities with a fair value of $291.6 million and certain real estate loans totaling $544.8 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Approximately $449.5 million was undrawn under this arrangement at September 30, 2011.

During the third quarter of 2011, the bank prepaid long-term FHLB advances with a weighted average interest rate of 4.36% totaling $120.5 million and, as a result, recognized a charge of $6.2 million on the early extinguishment of this debt.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at nine consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $7.6 million and $5.1 million at September 30, 2011 and December 31, 2010, respectively.

11.   EQUITY

As previously announced, we completed a number of significant transactions as part of our recapitalization, including:

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

•
concurrently with the closing of the Private Placement, we completed the exchange of 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, no par value per share and liquidation preference $1,000 per share, held by the United States Department of the Treasury (the “Treasury”), and accrued and unpaid dividends thereon for 5,620,117 common shares (the “TARP Exchange”). We also amended the warrant held by the Treasury (the “Amended TARP Warrant”) to, among other things, reduce the exercise price from $255.40 per share to $10 per share. The warrant grants the Treasury the right to purchase 79,288 common shares, subject to adjustment; and

•
on May 6, 2011, we completed a $20 million common stock rights offering which allowed shareholders of record as of the close of business on February 17, 2011 or their transferees to purchase newly issued common shares at $10.00 per share.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through September 30, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $0.2 million and $1.2 million recorded in other noninterest income during the three months and nine months ended September 30, 2011, respectively.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from this offering. The Treasury continues to hold 2,770,117 shares of our common stock and a warrant to purchase 79,288 shares of our common stock.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF, DFI and Treasury, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $455.2 million at September 30, 2011, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the nine months ended September 30, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	41,934	$432.17
Changes during the period:
Forfeited	(210)	182.46
Outstanding at September 30, 2011	41,724	433.42

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2011:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	300	$718.00
Changes during the period:
Granted	1,059,194	14.61
Vested	(41,477)	13.10
Forfeited	(4,050)	14.71
Nonvested at September 30, 2011	1,013,967	14.87

Performance Shares and Stock Appreciation Rights

No performance shares or SARs were granted under the 2005 LTIP and 2008 LTIP during the nine months ended September 30, 2011.

The table below presents activity of performance shares under both the 2005 LTIP and 2008 LTIP for the nine months ended September 30, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	2,442	$377.60
Changes during the period:
Vested	(531)	377.60
Forfeited	(1,911)	377.60
Outstanding at September 30, 2011	-

The table below presents activity of SARs under both the 2005 LTIP and 2008 LTIP for the nine months ended September 30, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	4,608	$377.60
Changes during the period:
Forfeited	(4,608)	377.60
Outstanding at September 30, 2011	-

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Unrealized gain on available for sale investment securities	$18,647	$2,985
Unrealized loss on derivatives	(9,922)	(7,324)
Pension adjustments	(8,564)	(10,226)
Accumulated other comprehensive income (loss), net of tax	$161	$(14,565)

Components of comprehensive income (loss), net of taxes, for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income (loss)	$11,626	$(72,544)	$24,476	$(248,868)
Unrealized gain (loss) on investment securities	4,494	(646)	15,662	1,332
Unrealized loss on derivatives	(680)	(1,652)	(2,598)	(5,263)
Pension adjustments	553	516	1,662	1,476
Comprehensive income (loss)	$15,993	$(74,326)	$39,202	$(251,323)

14.  PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Interest cost	$417	$437	$1,251	$1,311
Expected return on assets	(457)	(428)	(1,371)	(1,284)
Amortization of unrecognized loss	550	514	1,650	1,542
Net periodic cost	$510	$523	$1,530	$1,569

The fair values of the defined benefit retirement plan as of September 30, 2011 and December 31, 2010 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2011
Money market accounts	$1,818	$-	$-	$1,818
Mutual funds	7,174	-	-	7,174
Government obligations	-	3,344	-	3,344
Common stocks	4,766	-	-	4,766
Preferred stocks	196	-	-	196
Corporate bonds and debentures	-	2,823	-	2,823
Limited partnerships	-	1,109	-	1,109
	$13,954	$7,276	$-	$21,230

December 31, 2010
Money market accounts	$724	$-	$-	$724
Mutual funds	7,425	-	-	7,425
Government obligations	-	3,535	-	3,535
Common stocks	5,317	-	-	5,317
Preferred stocks	554	-	-	554
Corporate bonds and debentures	-	3,482	-	3,482
Limited partnerships	-	2,183	-	2,183
	$14,020	$9,200	$-	$23,220

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$-	$-	$-	$18
Interest cost	103	108	309	324
Amortization of unrecognized transition obligation	4	4	12	12
Amortization of prior service cost	5	(7)	15	(21)
Amortization of unrecognized (gain) loss	(4)	5	(12)	15
Net periodic cost	$108	$110	$324	$348

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at September 30, 2011 and December 31, 2010 was $167.0 million and $178.8 million, respectively. The $11.8 million decrease in our valuation allowance during the first nine months of 2011 was attributable to a decrease in our net deferred tax assets resulting from the net operating income recognized in the first nine months of 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS (LOSS) PER SHARE

The following table presents the information used to compute basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss)	$11,626	$(72,544)	$24,476	$(248,868)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	2,119	(83,897)	6,289
Net income (loss) available to common shareholders	$11,626	$(74,663)	$108,373	$(255,157)

Weighted average shares outstanding - basic	41,625	1,515	33,957	1,515
Dilutive effect of employee stock options and awards	14	-	286	-
Dilutive effect of deferred salary restricted stock units	19	-	7	-
Dilutive effect of Treasury warrants	14	-	22	-
Weighted average shares outstanding - diluted	41,672	1,515	34,272	1,515

Basic earnings (loss) per share	$0.28	$(49.27)	$3.19	$(168.45)
Diluted earnings (loss) per share	$0.28	$(49.27)	$3.16	$(168.45)

A total of 41,724 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2011, as their effect was antidilutive, compared to 145,488 for the three and nine months ended September 30, 2010.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	September 30, 2011		December 31, 2010
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$68,508	$68,508	$61,725	$61,725
Interest-bearing deposits in other banks	231,353	231,353	729,014	729,014
Investment securities	1,468,220	1,468,257	705,345	705,430
Net loans and leases, including loans held for sale	1,959,844	1,887,345	2,046,338	1,985,261
Accrued interest receivable	12,055	12,055	11,279	11,279

Financial liabilities
Deposits:
Noninterest-bearing deposits	681,619	681,619	611,744	611,744
Interest-bearing demand and savings deposits	1,687,604	1,687,604	1,729,361	1,729,361
Time deposits	978,810	982,531	791,842	793,333
Total deposits	3,348,033	3,351,754	3,132,947	3,134,438
Short-term borrowings	1,224	1,224	202,480	202,351
Long-term debt	258,347	188,018	459,803	407,175
Accrued interest payable (included in other liabilities)	9,341	9,341	9,528	9,528

Off-balance sheet financial instruments
Commitments to extend credit	488,145	2,441	415,005	2,075
Standby letters of credit and financial guarantees written	12,101	91	11,056	83
Interest rate options	148,759	985	63,994	(170
Forward interest rate contracts	30,061	(450)	40,658	682
Forward foreign exchange contracts	-	-	1,889	1,891

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$392,233	$-	$392,233	$-
States and political subdivisions	12,355	-	-	12,355
U.S. Government sponsored entities mortgage-backed securities	1,061,447	-	1,061,447	-
Other	935	935	-	-
Derivatives:
Interest rate contracts	535	-	535	-
Amended TARP Warrant	(520)	-	(520)	-
Total	$1,466,985	$935	$1,453,695	$12,355

December 31, 2010
Available for sale securities:
U.S. Government sponsored entities debt securities	$201,855	$-	$201,855	$-
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	486,964	-	486,964	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,062	1,062	-	-
Derivatives:
Interest rate contracts	512	-	512	-
Total	$703,029	$1,062	$689,331	$12,636

For the nine months ended September 30, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non- agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2010	$12,619	$17
Principal payments received	(264)	(17)
Balance at September 30, 2011	$12,355	$-

Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(1,073)	(1,052)
Realized net losses included in net loss	-	(7,275)
Unrealized net gains included in other comprehensive loss	-	6,222
Sales	-	(44,347)
Balance at September 30, 2010	$12,705	$17

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2011
Impaired loans (1)	$162,695	$-	$162,695	$-
Other real estate (2)	62,720	-	62,720	-

December 31, 2010
Loans held for sale (1)	$35,300	$-	$35,300	$-
Impaired loans (1)	205,509	-	205,509	-
Other real estate (2)	57,507	-	57,507	-

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Commercial	Hawaii
	Real Estate	Market	Treasury	All Others	Total
	(Dollars in thousands)

Three months ended September 30, 2011:
Net interest income	$5,951	$17,521	$6,357	$-	$29,829
Intersegment net interest income (expense)	(3,560)	15,367	(7,409)	(4,398)	-
Credit (provision) for loan and lease losses	14,961	4,155	-	-	19,116
Other operating income	221	9,703	1,365	220	11,509
Other operating expense	(2,006)	(25,260)	(6,536)	(15,026)	(48,828)
Administrative and overhead expense allocation	(1,236)	(13,830)	(165)	15,231	-
Net income (loss)	$14,331	$7,656	$(6,388)	$(3,973)	$11,626

Three months ended September 30, 2010:
Net interest income	$9,868	$17,001	$500	$-	$27,369
Intersegment net interest income (expense)	(6,958)	6,740	773	(555)	-
Provision for loan and lease losses	(64,316)	(15,577)	-	-	(79,893)
Other operating income	228	9,633	1,587	202	11,650
Other operating expense	294	(19,782)	(337)	(11,845)	(31,670)
Administrative and overhead expense allocation	(1,637)	(10,013)	(102)	11,752	-
Net income (loss)	$(62,521)	$(11,998)	$2,421	$(446)	$(72,544)

Nine months ended September 30, 2011:
Net interest income	$20,270	$50,931	$15,808	$-	$87,009
Intersegment net interest income (expense)	(12,700)	46,017	(13,706)	(19,611)	-
Credit (provision) for loan and lease losses	36,572	(7,097)	-	-	29,475
Other operating income	713	28,478	4,708	1,047	34,946
Other operating expense	(10,507)	(68,665)	(6,763)	(41,019)	(126,954)
Administrative and overhead expense allocation	(3,159)	(36,659)	(417)	40,235	-
Net income (loss)	$31,189	$13,005	$(370)	$(19,348)	$24,476

Nine months ended September 30, 2010:
Net interest income	$35,479	$50,061	$6,094	$-	$91,634
Intersegment net interest income (expense)	(25,170)	24,568	333	269	-
Provision for loan and lease losses	(106,416)	(52,726)	-	-	(159,142)
Other operating income	697	29,283	7,107	64	37,151
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(14,690)	(62,257)	(1,354)	(37,521)	(115,822)
Administrative and overhead expense allocation	(4,047)	(30,270)	(318)	34,635	-
Net income (loss)	$(114,147)	$(144,030)	$11,862	$(2,553)	$(248,868)

At September 30, 2011:
Investment securities	$-	$-	$1,468,220	$-	$1,468,220
Loans and leases (including loans held for sale)	502,470	1,600,804	-	-	2,103,274
Other	2,685	(336)	474,918	70,397	547,664
Total assets	$505,155	$1,600,468	$1,943,138	$70,397	$4,119,158

At December 31, 2010:
Investment securities	$-	$-	$705,345	$-	$705,345
Loans and leases (including loans held for sale)	699,344	1,539,848	-	-	2,239,192
Other	(49,396)	6,228	958,665	78,017	993,514
Total assets	$649,948	$1,546,076	$1,664,010	$78,017	$3,938,051

19.  LEGAL PROCEEDINGS

Overdraft Litigation

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, v. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserted claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs sought declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. In October 2011, through a mediation process, the Company reached a tentative settlement with the plaintiffs. The tentative settlement, which remains subject to court approval, provides for a payment of $1.2 million into a class settlement fund, the proceeds of which will be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company and the bank. As of September 30, 2011, the $1.2 million tentative settlement amount was fully accrued for by the Company.

Other Litigation

We are involved in other legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

20.  SUBSEQUENT EVENTS

In October 2011, the Company reached a $1.2 million tentative settlement of a class action lawsuit, as described in Note 19. As of September 30, 2011, the $1.2 million tentative settlement amount was fully accrued for by the Company.

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

Central Pacific Bank is a full-service community bank with 34 branches and 120 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans. The bank also has a loan production office in California. As part of our recovery plan, which is described more fully below, our primary focus is to serve our customers in our core Hawaii Market and we continue to take steps to reduce our exposure to the Mainland.

On September 28, 2011, we announced the appointment of Denis K. Isono as Executive Vice President and Chief Financial Officer (“CFO”), which was effective October 1, 2011. Mr. Isono replaced Larry D. Rodriguez, who will remain an employee until November 30, 2011 and will be retained by us as a consultant thereafter.

Regulatory Matters

As previously reported, in May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to CPF, among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

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

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations operate under the Dodd-Frank Act, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations, the implications of which cannot now be fully foreseen. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to our debt and equity instruments issued before May 19, 2010, as we are grandfathered under an exception for depositary institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Although some rules under the Dodd-Frank Act have become effective, many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

During the first nine months of 2011, we have accomplished a number of key milestones in our recovery plan, including:

•
On February 18, 2011, we successfully completed a $325 million capital raise (the “Private Placement”). Concurrently with the completion of the Private Placement, we exchanged our TARP preferred stock and accrued and unpaid dividends thereon for common stock (the “TARP Exchange”).

•	On May 6, 2011, we successfully completed a $20 million Rights Offering (the “Rights Offering”).

•	In May 2011, the Consent Order was lifted and replaced with the Bank MOU.

•
We significantly improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of September 30, 2011 to 22.63%, 23.94%, and 13.19%, respectively, from 7.64%, 8.98%, and 4.42%, respectively, as of December 31, 2010. Our capital ratios currently exceed the minimum level required by the Bank MOU and are above the levels required for a “well-capitalized” regulatory designation.

•	We reported three consecutive profitable quarters with net income of $4.6 million, $8.2 million and $11.6 million in the first, second and third quarters of 2011, respectively.

•	We reduced our nonperforming assets by $79.5 million to $223.3 million at September 30, 2011 from $302.8 million at December 31, 2010.

•
We reduced our construction and development loan portfolio (excluding owner-occupied loans) as of September 30, 2011 to $181.3 million, or 8.8% of our total loan portfolio. At December 31, 2010, this portfolio totaled $299.9 million, or 13.8% of our total loan portfolio.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 6.96% at September 30, 2011, compared to 8.89% at December 31, 2010. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 64.23% at September 30, 2011, compared to 63.69% at December 31, 2010.

•	We reduced total outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) to $150.1 million at September 30, 2011 from $551.3 million at December 31, 2010.

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

In the third quarter of 2011, we recorded a credit to the Provision of $19.1 million. We had an Allowance as a percentage of total loans and leases of 6.96% at September 30, 2011, compared to 8.89% at December 31, 2010. Although our credit risk profile has improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could begin to deteriorate further. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

Additionally, when establishing our Allowance, we make certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy began to deteriorate in the second half of 2007 and real estate values declined, we found that many of the assumptions and judgments that we made at the time needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses in fiscal 2008, 2009, and 2010. Because of the potential volatility that still exists in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines as a result of their continued exposure to the real estate markets and other financial stresses.

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

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) Hawaii and Mainland construction and commercial real estate loans that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while the Hawaii and Mainland construction and commercial real estate loans are recorded at the lower of cost or fair value on an individual basis.

When a construction or commercial real estate loan is transferred to the held for sale category, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the Allowance. In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of operations in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in our consolidated statement of operations in other operating expense.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At September 30, 2011 and December 31, 2010, this reserve totaled $7.0 million and $5.0 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through September 30, 2011 were approximately $3.2 billion and $2.9 billion, respectively. Outstanding balances for agency and non-agency (estimated) for vintages 2005 through 2011 as of September 30, 2011 were $2.6 billion and $1.5 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of September 30, 2011 total approximately $90.4 million.

The repurchase loss liability is estimated by origination year to capture certain characteristics of each vintage. To the extent that repurchase demands are made by investors, we may be able to rebut such repurchase demands. However, our appeals success may be affected by the reasons for repurchase demands, the quality of the demands, and our appeals strategies. Repurchase and loss estimates are stratified by vintage, based on actual experience and certain assumptions relative to potential investor demand volume, appeals success rates, and losses recognized on successful repurchase demands.

Loans repurchased during the three and nine months ended September 30, 2011 totaled approximately $6.5 million and $11.3 million, respectively. During 2011, we experienced an increase in repurchase activity across all vintages, as measured by the number of investor file requests, repurchase demands and actual repurchases. The reasons for repurchases have varied from misrepresentation to underwriting and documentation errors. Due to the limited amount of historical repurchase activity, we continue to analyze repurchase data for emerging material trends. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Nine months ended September 30, 2011

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	5	-	4	1	4	1	3	-
2006	4	1	3	-	1	1	-	-
2007	2	-	1	1	5	1	3	1
2008	15	3	4	8	9	1	7	1
2009	7	4	3	-	-	-	-	-
2010	9	3	6	-	-	-	-	-
2011	7	3	1	3	-	-	-	-
Total	49	14	22	13	19	4	13	2

[1] Based on repurchase requests received between January 1, 2011 and September 30, 2011.

The reserve for residential mortgage loan repurchase losses of $7.0 million at September 30, 2011 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents an increase of $2.0 million from December 31, 2010. The table below shows changes in the repurchase losses liability since initial establishment.

	Nine Months Ended		Year Ended December 31,
	September 30, 2011	September 30, 2010	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$5,014	$183	$183	$22	$-
Change in estimate	4,191	893	6,071	161	22
Utilizations	(2,227)	-	(1,240)	-	-
Balance, end of period	$6,978	$1,076	$5,014	$183	$22

Our capacity to estimate repurchase losses is advancing as we record additional experience. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process, thus requiring considerable management judgment. To the extent that future investor repurchase demand and appeals success differ from past experience, we could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined that an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, no goodwill remains on our consolidated balance sheet.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This ASU is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Financial Summary

During the third quarter of 2011, we reported net income of $11.6 million, or $0.28 per diluted share, compared to a net loss of $72.5 million, or $49.27 per diluted share, reported in the third quarter of 2010. Net income for the first nine months of 2011 was $24.5 million, or $3.16 per diluted share, compared to a net loss of $248.9 million, or $168.45 per diluted share for the first nine months of 2010. Our net income per diluted share for the first nine months of 2011 of $3.16 includes the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange. Excluding this one-time adjustment, which did not impact our reported net income of $24.5 million, our net income per diluted share for the first nine months of 2011 was $0.68. See Note 11 to the consolidated financial statements for more information. The net loss in the first nine months of 2010 included a non-cash goodwill impairment charge of $102.7 million.

Our net income in the three and nine months ended September 30, 2011 was driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded commitments, were reduced from a charge of $76.2 million and $164.5 million in the three and nine months ended September 30, 2010, respectively, to credits of $18.2 million and $22.6 million in the three and nine months ended September 30, 2011, respectively. Partially offsetting the significant reduction in our credit costs were the following charges to noninterest expense incurred during the third quarter of 2011: (1) recognized a loss on the early extinguishment of certain long-term borrowings with the FHLB totaling $6.2 million, (2) unconditionally promised to contribute $5.0 million to the Central Pacific Bank Foundation to continue our longstanding commitment to support our local communities and (3) established a $1.2 million accrual to settle a class action lawsuit related to our practices for assessing overdraft fees.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $20.2 million and $20.9 million for the three and nine months ended September 30, 2011, respectively, and $23.1 million and $57.3 million for the comparable prior year periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011		2010

Return (loss) on average assets	1.12%	(6.84	) %	0.81%		(7.45	) %
Return (loss) on average shareholders' equity	10.80	(192.08)		9.43		(158.00)
Return (loss) on average tangible equity	11.33	(226.71)		10.04		(217.23)
Basic earnings (loss) per common share	$0.28	$(49.27)		$3.19	*	$(168.45)
Diluted earnings (loss) per common share	0.28	(49.27)		3.16	*	(168.45)

* Includes the impact of a one-time accounting adjustment totaling $85.1 million related to the TARP Exchange. Excluding this one-time adjustment, our basic and diluted earnings per share was $0.69 and $0.68, respectively, for the nine months ended September 30, 2011.

Material Trends

The global and U.S. economies continue to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were partly attributable to various initiatives of the U.S. government. Initiatives such as the Emergency Economic Stabilization Act (“EESA”) and the American Recovery and Reinvestment Act (“ARRA”) have thus far helped the financial markets and U.S. economy. Additionally, the Federal Reserve System (“FRB”) implemented a number of initiatives to provide stability and additional liquidity to the financial markets in 2008. These initiatives included providing additional liquidity to the asset-backed commercial paper and money markets and planned purchases of short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The FRB lowered the federal funds benchmark rate to a range of zero to 0.25% and the discount rate to 0.50% in December 2008 and kept these rates at those levels until increasing the discount rate to 0.75% in February 2010. In November 2010, the FRB announced an initiative, known as QE2, to purchase an additional $600 billion in assets. In September 2011, the FRB announced an initiative, known as Operation Twist, to purchase $400 billion of U.S. Treasury securities with remaining maturities of 6 years to 30 years and to sell an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. This program is expected to put downward pressure on longer-term interest rates in an attempt to stimulate the economy.

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including weak consumer confidence and increased volatility in both energy prices and the capital markets. In addition, growing government indebtedness, a large budget deficit, and concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next 10 years. On August 5, 2011, Standard and Poor’s (“S&P”) downgraded the U.S. long-term debt rating from its AAA rating to AA+. On August 8, 2011, S&P downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. While the potential effects of these downgrades are not yet well understood, they could raise borrowing costs and adversely impact the mortgage and housing markets.

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

Hawaii’s economy continues to show signs of recovery and is expected to continue positive but slower growth during the remainder of 2011 and into 2012, according to the Hawaii State Department of Business, Economic Development & Tourism (“DBEDT”). Tourism remains Hawaii’s most significant economic driver and according to the Hawaii Tourism Authority (“HTA”), total visitor arrivals and visitor expenditures increased by 2.7% and 14.7%, respectively, for the first nine months of 2011 compared to the same period in 2010. Total visitor arrivals and visitor expenditures are expected to end the year up 3.0% and 12.0%, respectively, for 2011. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted unemployment rate rose slightly from 6.3% in December 2010 to 6.4% in September 2011. Hawaii’s unemployment rate remained below the national seasonally adjusted unemployment rate of 9.1% and the same trend is expected to continue for the remainder of 2011. DBEDT projects real personal income and real gross state product to grow by a modest 0.8% and 1.3%, respectively, in 2011. At this time, real personal income and real gross state product are expected to increase by 1.4% and 1.8%, respectively, in 2012.

On March 11, 2011, a massive earthquake triggered a giant tsunami that devastated northeastern Japan. According to the HTA, visitor arrivals and expenditures from Japan accounted for approximately 17.4% and 16.9%, respectively, of the total visitor arrivals and expenditures in 2010. During the third quarter of 2011, Japanese visitor expenditures rose by 7.1%, despite arrivals declining 3.6% compared to the same period in 2010. During the nine months ended September 31, 2011, Japanese visitor expenditures were up 6.2%, while arrivals were down 7.1% compared to the same year-ago period. Despite the negative impact of the earthquake and tsunami on Japanese travel to Hawaii, DBEDT projects that overall visitor arrivals will end the year up 3.8% for 2011, a rate similar to its previous forecast conducted before the Japan earthquake. This forecast reflects the decline of Japanese arrivals, tempered by an increase in arrivals from the U.S. mainland and other international markets, especially visitors from Canada.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased 2.3% for single-family homes but increased 1.4% for condominiums for the nine months ended September 2011 compared to the nine months ended September 2010. The median sales price for single-family homes on Oahu for the nine months ended September 2011 was $570,000, representing a decrease of 4.7% from the prior year. The median sales price for condominiums on Oahu for the nine months ended September 2011 was $302,500, representing a decrease of 0.8% from the prior year. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios.

Potential impediments to recovery in the Hawaii economy include projected budget shortfalls for the Hawaii state government in 2011. To address these shortfalls, the Hawaii state government may initiate additional layoffs, furloughs and program cuts, as they have in the past.

California, along with the rest of the nation, appears to be in the midst of a modest, drawn-out recovery. After ending 2010 with some momentum, positive economic signs continued during the early months of 2011. However, during the second and third quarters of 2011, weak real estate market conditions, depressed construction activity, and public sector fiscal problems continued to dampen economic growth. In addition, unrest in oil producing nations and the earthquake and tsunami that struck Japan resulted in more uncertainty for California’s outlook. The California Association of Realtors (“CAR”) reported that September 2011 unit home sales were up 4.1% from the same period a year ago, while the median sales price decreased by 8.3% from year ago levels to $287,440. CAR anticipates sales in 2011 to be about even with 2010. California home sales are predicted to improve only slightly, up 1% to 496,200 units in 2012, and the California median home price is projected to increase 1.7% to $296,000 in 2012.

The State of California Employment Development Department reported that California’s seasonally adjusted unemployment rate continues to trend downward from 12.5% in December 2010 to 11.9% in September 2011. California’s unemployment rate, however, continues to be well above the national unemployment rate of 9.1%. California state government’s budget crisis is more severe than Hawaii’s. Having already issued IOUs once before to preserve cash, California’s government faces a $25.4 billion shortfall and is looking at further cuts in wages, furloughs and government programs. Although we are not making new loans in California, our existing loan portfolio continues to have exposure to its markets.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2011 and 2010 is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$402,804	0.25%	$259	$793,014	0.25%	$510
Taxable investment securities (1)	1,355,332	2.34	7,923	499,863	3.11	3,888
Tax-exempt investment securities (1)	12,395	9.15	285	13,820	8.19	283
Loans and leases, net of unearned income (2)	2,088,518	4.94	25,962	2,642,538	5.03	33,456
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,907,846	3.51	34,429	3,998,032	3.79	38,137
Nonearning assets	226,921			244,465
Total assets	$4,134,767			$4,242,497

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$537,723	0.08%	$113	$611,027	0.12%	$181
Savings and money market deposits	1,116,975	0.16	459	1,062,900	0.49	1,323
Time deposits under $100,000	379,820	0.84	809	522,688	1.57	2,069
Time deposits $100,000 and over	550,360	0.50	690	405,379	1.56	1,597
Short-term borrowings	1,811	-	-	201,907	0.76	387
Long-term debt	376,308	2.56	2,430	632,482	3.21	5,112
Total interest-bearing liabilities	2,962,997	0.60	4,501	3,436,383	1.23	10,669
Noninterest-bearing deposits	668,176			574,309
Other liabilities	63,076			70,725
Total liabilities	3,694,249			4,081,417
Shareholders' equity	430,529			151,068
Non-controlling interests	9,989			10,012
Total equity	440,518			161,080
Total liabilities and equity	$4,134,767			$4,242,497

Net interest income			$29,928			$27,468

Net interest margin		3.05%			2.74%

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$496,519	0.26%	$948	$679,588	0.26%	$1,307
Taxable investment securities (1)	1,152,319	2.36	20,388	574,793	3.63	15,647
Tax-exempt investment securities (1)	12,616	8.91	844	24,717	7.38	1,368
Loans and leases, net of unearned income (2)	2,123,855	5.09	80,992	2,836,099	5.02	106,556
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,834,106	3.59	103,172	4,163,994	4.01	124,878
Nonearning assets	217,226			291,438
Total assets	$4,051,332			$4,455,432

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$534,092	0.10%	$406	$609,068	0.15%	$689
Savings and money market deposits	1,112,809	0.20	1,691	1,094,603	0.54	4,459
Time deposits under $100,000	407,775	1.05	3,211	529,807	1.62	6,403
Time deposits $100,000 and over	441,959	0.78	2,567	485,136	1.39	5,052
Short-term borrowings	47,244	0.58	204	225,820	0.52	882
Long-term debt	408,283	2.55	7,789	646,594	3.16	15,280
Total interest-bearing liabilities	2,952,162	0.72	15,868	3,591,028	1.22	32,765
Noninterest-bearing deposits	670,014			578,123
Other liabilities	73,132			66,251
Total liabilities	3,695,308			4,235,402
Shareholders' equity	346,029			210,012
Non-controlling interests	9,995			10,018
Total equity	356,024			220,030
Total liabilities and equity	$4,051,332			$4,455,432

Net interest income			$87,304			$92,113

Net interest margin		3.04%			2.95%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $29.9 million for the third quarter of 2011, increased by $2.5 million, or 9.0%, from the third quarter of 2010, while taxable-equivalent net interest income for the first nine months of 2011 decreased by $4.8 million, or 5.2%, to $87.3 million from the comparable prior year period. The increase in net interest income for the current quarter was primarily attributable to the significant increase in average taxable investment securities and significant decrease in short-term borrowings and long-term debt as we continue to redeploy a portion of our excess liquidity into higher yielding investment securities and reduce our overall funding costs. Partially offsetting the increase was a significant reduction in average loans and leases as we continued our efforts to improve our credit risk profile by reducing exposure to certain sectors of the construction and commercial real estate sectors. The increase in net interest income for the current quarter also reflects a 63 basis point (“bp”) decline in average rates paid on our interest-bearing liabilities, which exceeded the 28 bp decline in average yields earned on our interest-earning assets. The decrease in average yields earned on our interest earning assets was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

The decrease in net interest income for the first nine months of 2011 was primarily attributable to the significant reduction in average loans and leases. Partially offsetting this reduction was an increase in average taxable investment securities and the decrease in short-term borrowings and long-term debt. The decrease in net interest income for the first nine months of 2011 reflects a 42 bp decline in average yields earned on interest earning assets over the comparable prior year period, and a 50 bp decline in average rates paid on our interest-bearing liabilities.

During the third quarter of 2011, we prepaid certain long-term borrowings at the FHLB totaling $120.5 million with a weighted average interest rate of 4.36%. The prepayment of these borrowings resulted in the recognition of a one-time loss on the early extinguishment of this debt totaling $6.2 million and is expected to improve our net interest margin going forward.

Interest Income

Taxable-equivalent interest income of $34.4 million for the third quarter of 2011 decreased by $3.7 million, or 9.7%, from the third quarter of 2010. The current quarter decrease was primarily attributable to a significant decline in average loans and leases, partially offset by a significant increase in average taxable investment securities as described above. Average loans and leases decreased by $554.0 million in the current quarter compared to the third quarter of 2010, contributing to approximately $7.0 million of the current quarter interest income decline, while average taxable investment securities increased by $855.5 million in the current quarter compared to the third quarter of 2010, offsetting the decline of interest income by approximately $6.7 million. Average yields earned on taxable investment securities decreased by 77 bp in the current quarter, contributing to approximately $1.0 million of the current quarter interest income decline.

Consistent with the above, the year-to-date decrease in taxable-equivalent interest income was primarily attributable to a significant decline in average loans and leases, partially offset by a significant increase in average taxable investment securities. During the first nine months of 2011, average loans and leases decreased by $712.2 million from the first nine months of 2010, reducing interest income by approximately $26.8 million during the period, while average taxable investment securities increased by $577.5 million, offsetting the decline of interest income by approximately $15.7 million. Average yields earned on taxable investment securities for the first nine months of 2011 decreased by 127 bp, resulting in a reduction in interest income of approximately $5.5 million, while average yields on loans and leases increased by 7 bp, offsetting the decline in interest income by approximately $1.5 million.

Interest Expense

Interest expense of $4.5 million for the third quarter of 2011 decreased by $6.2 million, or 57.8%, from the comparable prior year quarter. The decrease in interest expense during the current quarter was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The current quarter decrease in average balances of short-term borrowings and long-term debt resulted in lower interest expense of $0.4 million and $2.1 million, respectively. Additionally, the 33 bp decline in average rates on savings and money market deposits contributed to $0.9 million of the current quarter decrease in interest expense, the 73 bp decline in average rates on time deposits under $100,000 contributed to $1.0 million of the current quarter decrease, the 106 bp decline in average rates on time deposits $100,000 and over contributed to $1.1 million of the current quarter decrease and the 65 bp decline on average rates on long-term debt contributed to $1.0 million of the current quarter decrease.

For the first nine months of 2011, interest expense decreased by $16.9 million, or 51.6%, from the first nine months of 2010. The 34 bp decline in average rates on savings and money market deposits contributed to $2.8 million of the decrease in interest expense, declines of 57 bp and 61 bp in average rates on time deposits under $100,000 and time deposits $100,000 and over contributed to $2.3 million and $2.2 million, respectively, of the decrease in interest expense, and the 61 bp decline on average rates on long-term debt contributed to $3.0 million of the decrease in interest expense from the comparable prior year period. Additionally, the overall decrease in average balances of all time deposits, short-term borrowings and long-term debt also resulted in a decrease in interest expense of $1.9 million, $0.7 million and $5.6 million, respectively, compared to the first nine months of 2010.

Net Interest Margin

Our net interest margin was 3.05% for the third quarter of 2011, compared to 2.74% in the comparable year-ago quarter. Our net interest margin for the first nine months of 2011 was 3.04%, compared to 2.95% in the comparable year-ago period. As described above, the increase in the net interest margin for both the third quarter and the first nine months of 2011 compared to the comparable prior year periods was due to the redeployment of a portion of our excess liquidity into higher yielding investment securities and an overall reduction in our funding costs.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$654	$982
Real estate:
Construction	90,369	182,073
Mortgage-residential	56,108	47,560
Mortgage-commercial	13,472	14,464
Consumer	-	225
Total nonaccrual loans	160,603	245,304
Other real estate	62,720	57,507
Total nonperforming assets	223,323	302,811

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	-	6,550
Mortgage-residential	405	1,800
Consumer	9	181
Total accruing loans delinquent for 90 days or more	414	8,531

Restructured loans still accruing interest:
Real estate:
Mortgage-residential	2,858	13,401
Total restructured loans still accruing interest	2,858	13,401

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$226,595	$324,743

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	10.31%	13.18%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	10.33%	13.56%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	10.46%	14.14%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $223.3 million at September 30, 2011, compared to $302.8 million at December 31, 2010. The decrease from fiscal 2010 was primarily attributable to sales of nonperforming loans classified as held for sale and foreclosed properties of $26.7 million and $34.2 million, respectively, paydowns of $65.6 million and charge-offs and write-downs of $18.2 million. Offsetting these decreases were the following significant additions to nonperforming assets: 83 Hawaii residential mortgage loans totaling $31.3 million, 12 Hawaii construction and development loans totaling $24.2 million, two Mainland commercial mortgage loans totaling $6.8 million, nine Hawaii commercial mortgage loans totaling $5.1 million, a Mainland construction and development loan of $2.6 million and 10 Hawaii commercial loans totaling $1.0 million.

Restructured loans included in nonperforming assets at September 30, 2011 consisted of 101 Hawaii residential mortgage loans with a combined principal balance of $41.3 million, eight Hawaii construction and development loans with a combined principal balance of $36.1 million, and one Hawaii commercial loan with a principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $2.9 million of restructured loans still accruing interest at September 30, 2011, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$166,934	$201,959	$192,854	$205,279

Provision (credit) for loan and lease losses	(19,116)	79,893	(29,475)	159,142

Charge-offs:
Commercial, financial and agricultural	385	963	2,246	6,944
Real estate:
Construction	4,431	52,481	21,289	101,255
Mortgage-residential	447	4,122	3,746	19,345
Mortgage-commercial	193	20,819	1,298	40,011
Consumer	477	662	1,679	2,201
Leases	10	-	10	1
Total charge-offs	5,943	79,047	30,268	169,757

Recoveries:
Commercial, financial and agricultural	379	277	1,665	2,017
Real estate:
Construction	486	6,018	6,401	11,626
Mortgage-residential	189	143	1,120	218
Mortgage-commercial	228	8,010	270	8,024
Consumer	273	302	863	965
Leases	-	47	-	88
Total recoveries	1,555	14,797	10,319	22,938

Net charge-offs	4,388	64,250	19,949	146,819

Balance at end of period	$143,430	$217,602	$143,430	$217,602

Annualized ratio of net charge-offs to average loans	0.84%	9.73%	1.25%	6.90%

Our Allowance at September 30, 2011 totaled $143.4 million, a decrease of $49.4 million, or 25.6%, from year-end 2010. The decrease in our Allowance was a direct result of a credit to the Provision of $29.5 million and $19.9 million in net loan charge-offs.

Our Provision was a credit of $19.1 million during the third quarter of 2011, compared to a charge of $79.9 million in the third quarter of 2010. The decrease was due to continued improvement in our credit risk profile as evidenced by further declines in nonperforming assets during the third quarter of 2011, and lower levels of net charge-offs compared to the previous quarters.

Our Allowance as a percentage of our total loan portfolio decreased from 8.89% at December 31, 2010 to 6.96% at September 30, 2011. Our Allowance as a percentage of our nonperforming assets increased slightly from 63.69% at December 31, 2010 to 64.23% at September 30, 2011.

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

Other Operating Income

Total other operating income of $11.5 million for the third quarter of 2011 decreased by $0.1 million, or 1.2%, from the comparable prior year period. The decrease was primarily due to lower gains on sales of residential mortgage loans of $0.9 million, partially offset by higher unrealized gains on outstanding interest rate locks of $0.8 million.

For the nine months ended September 30, 2011, total other operating income of $34.9 million decreased by $2.2 million, or 5.9%, over the comparable prior year period. The decrease was primarily due to lower service charges on deposit accounts of $1.4 million, lower income from bank-owned life insurance of $1.1 million and lower gains on sales of residential mortgage loans of $0.9 million. These decreases were partially offset by higher other service charges and fees of $1.5 million.

Other Operating Expense

Total other operating expense for the third quarter of 2011 was $48.8 million, compared to $31.7 million in the comparable prior year period. The increase was primarily attributable to the nonrecurring loss on the early extinguishment of debt totaling $6.2 million, the unconditional promise to give $5.0 million to the Central Pacific Bank Foundation, higher credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $4.6 million, higher salaries and employee benefits of $1.5 million and the accrual of a $1.2 million settlement of a class action lawsuit related to the Company’s practices for assessing overdraft fees. These increases were partially offset by lower FDIC insurance of $2.3 million.

For the nine months ended September 30, 2011, other operating expense of $127.0 million decreased by $91.6 million, or 41.9%, from the comparable prior year period. The decrease was primarily attributable to the $102.7 million non-cash goodwill impairment charge recorded in the first quarter of 2010, lower legal and professional services of $5.4 million and lower FDIC insurance of $4.1 million. These decreases were partially offset by the loss on early extinguishment of debt of $6.2 million, the unconditional promise to give $5.0 million to the Central Pacific Bank Foundation, a higher provision for repurchased residential mortgage loans of $3.0 million, higher salaries and employee benefits of $2.7 million, higher credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $1.6 million and the accrual of $1.2 million settlement of a class action lawsuit.

Income Taxes

We did not recognize any income tax expense in the first nine months of 2011 or 2010, as we continue to recognize a full valuation allowance against our net DTAs, which was first established in the third quarter of 2009. The establishment of the valuation allowance was primarily based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings.

During the first nine months of 2011, we decreased our valuation allowance against our net DTAs by $11.8 million to $167.0 million at September 30, 2011 from $178.8 million at December 31, 2010. Of the total decrease to the valuation allowance, $5.9 million was recognized as a non-cash credit to income tax expense, while the remaining $5.9 million was credited against accumulated other comprehensive income (“AOCI”).

Financial Condition

Total assets at September 30, 2011 were $4.1 billion, compared to $3.9 billion at December 31, 2010.

Loans and Leases

Loans and leases, net of unearned income, of $2.1 billion at September 30, 2011, decreased by $110.0 million, or 5.1%, from December 31, 2010. The decrease was primarily due to net reductions in the construction and development, commercial mortgage and commercial loan portfolios totaling $117.7 million, $62.8 million and $28.3 million, respectively, partially offset by a net increase in the residential mortgage portfolio of $110.7 million. The net decreases in these portfolios reflect transfers to other real estate totaling $38.2 million, net charge-offs of $19.9 million and paydowns.

Construction and Development Loans

At September 30, 2011, the construction and development loan portfolio (excluding owner-occupied loans) totaled $181.3 million, or 8.8% of the total loan portfolio. Of this amount, $98.5 million were located in Hawaii and $82.8 million were located on the Mainland. This portfolio decreased by $118.7 million from December 31, 2010.

The allowance for loan and lease losses allocated for these loans was $27.3 million at September 30, 2011, or 15.0% of the total outstanding balance. Of this amount, $16.9 million related to construction and development loans in Hawaii and $10.4 million related to construction and development loans on the Mainland.

Nonperforming construction and development assets in Hawaii totaled $100.3 million at September 30, 2011, or 2.4% of total assets. At September 30, 2011, this balance was comprised of portfolio loans totaling $57.9 million and foreclosed properties totaling $42.4 million. Nonperforming assets related to this sector totaled $159.3 million at December 31, 2010.

Nonperforming construction and development assets on the Mainland totaled $46.2 million at September 30, 2011, or 1.1% of total assets. At September 30, 2011, this balance was comprised of portfolio loans totaling $30.2 million and foreclosed properties totaling $16.0 million. Nonperforming assets related to this sector totaled $72.1 million at December 31, 2010.

Deposits

Total deposits of $3.3 billion at September 30, 2011 reflected an increase of $215.1 million, or 6.9%, from December 31, 2010. The increase was primarily attributable to increases in non-interest bearing demand deposits, savings and money market deposits and time deposits of $69.9 million, $32.2 million and $187.0 million, respectively. These increases were partially offset by a decrease in interest-bearing demand deposits of $73.9 million. The decrease in our interest-bearing demand deposits was primarily due to the expiration of the Transaction Account Guarantee Program on December 31, 2010, which resulted in some of our customers transferring balances from interest-bearing demand deposits to non-interest bearing demand deposits to remain fully insured by the FDIC. Also contributing to the decrease in interest-bearing demand deposits was a transfer of approximately $35.0 million in government deposits from interest-bearing demand deposits to time deposits in March 2011.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.7 billion at September 30, 2011 and decreased by $59.3 million from December 31, 2010. The decrease was primarily due to the aforementioned expiration of the Transaction Account Guarantee Program and transfer of government deposits.

Capital Resources

Common Stock

Shareholders’ equity totaled $440.9 million at September 30, 2011, compared to $66.1 million at December 31, 2010. The increase in total shareholders’ equity was a direct result of the completion of the Private Placement, TARP Exchange and Rights Offering.

On April 12, 2011, the registration statement for the common shares issued to certain investors in the Private Placement was declared effective by the U.S. Securities and Exchange Commission (“SEC”). The registration statement covers the offer and sale by certain selling shareholders of up to 18,487,715 shares of common stock, no par value per share, which includes 79,288 shares underlying a warrant issued to the United States Department of the Treasury (the “Treasury”). The Company will not receive any proceeds from the sale of common shares by any selling shareholder.

In May 2011, we completed our previously announced Rights Offering totaling approximately $20 million whereby shareholders of record as of close of business on February 17, 2011, and their transferees purchased approximately 2,000,000 newly-issued common shares following the expiration of the offering on May 6, 2011 at the same price per share paid by the investors in the Private Placement. The Rights Offering was part of our recapitalization plan.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from this offering. The Treasury continues to hold 2,770,117 shares of our common stock and a warrant to purchase 79,288 shares of our common stock.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at nine consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At September 30, 2011, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $7.6 million.

The FRB has determined that certain cumulative preferred securities having the characteristics of trust preferred securities to qualify as non-controlling interest, and are included in CPF’s Tier 1 capital.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. The majority of the funds that we received upon completion of the Private Placement were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, including payments on its outstanding trust preferred securities. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. However, as a Hawaii state-chartered bank, it is prohibited from declaring or paying dividends greater than its retained earnings. As of September 30, 2011, the bank had an accumulated deficit of $455.2 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends. As a result, we do not anticipate receiving dividends from the bank in the foreseeable future. On a stand alone basis, as of September 30, 2011, CPF had approximately $45.1 million of cash available to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of September 30, 2011 were above the levels required for a “well capitalized” regulatory designation and the bank is currently in compliance with the Bank MOU which requires that it maintain a leverage capital ratio of at least 8%.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At September 30, 2011:
Leverage capital	$541,118	13.2%	$164,085	4.0%	$205,107	5.0%
Tier 1 risk-based capital	541,118	22.6	95,660	4.0	143,490	6.0
Total risk-based capital	572,477	23.9	191,320	8.0	239,150	10.0

At December 31, 2010:
Leverage capital	$180,626	4.4%	$163,454	4.0%	$204,318	5.0%
Tier 1 risk-based capital	180,626	7.6	94,544	4.0	141,815	6.0
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0

Central Pacific Bank
At September 30, 2011:
Leverage capital	$509,730	12.4%	$164,128	4.0%	$205,161	5.0%
Tier 1 risk-based capital	509,730	21.3	95,736	4.0	143,604	6.0
Total risk-based capital	541,112	22.6	191,471	8.0	239,339	10.0

At December 31, 2010:
Leverage capital	$197,626	4.8%	$163,500	4.0%	$204,376	5.0%
Tier 1 risk-based capital	197,626	8.4	94,592	4.0	141,888	6.0
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0

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

The bank is a member of and maintained a $599.6 million line of credit with the FHLB as of September 30, 2011. At September 30, 2011, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $150.1 million. At December 31, 2010, we had $200.0 million of short-term borrowings outstanding and our long-term borrowings totaled $351.3 million. In March 2011, the $200.0 million in short-term borrowings matured and were paid off. As of September 30, 2011, approximately $449.5 million was undrawn under this arrangement.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. In September 2011, the FHLB removed the physical possession requirement and replaced it with a listing arrangement whereby the bank now only needs to provide the FHLB with a monthly list of pledged assets that will be used to secure all advances.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, as of September 30, 2011, all outstanding FHLB advances were secured by investment securities with a fair value of $291.6 million and certain real estate loans totaling $544.8 million.

During the third quarter of 2011, the bank prepaid long-term FHLB advances with a weighted average interest rate of 4.36% totaling $120.5 million and, as a result, recognized a charge of $6.2 million on the early extinguishment of this debt.

Besides its line of credit with the FHLB, the bank also maintained a $66.3 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at September 30, 2011 and December 31, 2010. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $116.9 million at September 30, 2011. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2011 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Overdraft Litigation

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, v. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserted claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs sought declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. In October 2011, through a mediation process, the Company reached a tentative settlement with the plaintiffs. The tentative settlement, which remains subject to court approval, provides for a payment of $1.2 million into a class settlement fund, the proceeds of which will be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company and the bank. As of September 30, 2011, the $1.2 million tentative settlement amount was fully accrued for by the Company.

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

Although general economic trends and market conditions have shown initial signs of stabilization, concerns about the global and U.S. economies still remain, including weak consumer confidence and increased volatility in both energy prices and the capital markets. In addition, growing government indebtedness, a large budget deficit, and recent concerns over the federal debt ceiling have exacerbated the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next 10 years. On August 5, 2011, S&P downgraded the U.S. long-term debt rating from its AAA rating to AA+. On August 8, 2011, S&P downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. While the potential effects of these downgrades are not yet well understood, they could raise borrowing costs and adversely impact the mortgage and housing markets, any of which could have one or more of the following adverse impacts on us: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 7, 2011	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: November 7, 2011	/s/ Denis K. Isono
Denis K. Isono
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