Form 10-K
period 2011-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2012-02-29
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                 Accelerated Filer ☒                 Non-Accelerated Filer ☐                 Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $309,774,000. As of February 23, 2012, the number of shares of common stock of the registrant outstanding was 41,745,576 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART 1

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•
the effect of, and our failure to comply with all of the requirements of, the Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Hawaii Division of Financial Institutions (“DFI”), effective May 5, 2011 (the “Bank MOU”), the Written Agreement with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI, dated July 2, 2010, and any further regulatory orders (the “Written Agreement”);

•	our ability to continue making progress on our recovery plan;

•	oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and recurring weakness in the construction industry;

•
adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality and further losses in our loan portfolio;

•
the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military and other major industries operating within the Hawaii market and any other markets in which the Company does business;

•
deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular;

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

•	our ability to attract and retain skilled employees;

•	changes in our organization, compensation and benefit plans; and

•	our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

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

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to “Central Pacific Financial Corp.,” “CPF” or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as “our bank” or “the bank.”

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

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services, including accepting time and demand deposits and originating loans. Our loans include commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies substantially on a foundation of locally generated deposits. For financial reporting purposes, we have the following four reportable segments: (1) Commercial Real Estate, (2) Hawaii Market, (3) Treasury and (4) Other. For further information about our reporting segments, including information about the assets and operating results of each, see “Note 26 – Segment Information” in the accompanying consolidated financial statements.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See “—Supervision and Regulation—Regulatory Actions” below for information about the Bank MOU and Written Agreement to which we are subject and the remainder of “—Supervision and Regulation” below for other information about the regulation of our holding company and bank.

On April 20, 2011, following regulatory approval from the FDIC, FRB and DFI, we announced the appointments of Crystal K. Rose as Chair of the Board of Directors of CPF and the bank and John C. Dean, former Executive Chairman of the Board of CPF and the bank, as President and Chief Executive Officer (“CEO”) of CPF and the bank. Mr. Dean continues to serve as a director of both the CPF and the bank.

On September 28, 2011, we announced the appointment of Denis K. Isono as Executive Vice President and Chief Financial Officer (“CFO”), which was effective October 1, 2011. Mr. Isono replaced Larry D. Rodriguez, who remained an employee until November 30, 2011 and has subsequently been retained by us as a consultant.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

During 2011, we accomplished a number of key milestones in our recovery plan, including:

•	On February 2, 2011, we effected a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”).

•
On February 18, 2011, we successfully completed a $325 million capital raise (the “Private Placement”). Concurrently with the completion of the Private Placement, we exchanged our Troubled Assets Relief Program (“TARP”) preferred stock and accrued and unpaid dividends thereon for common stock (the “TARP Exchange”).

•	On May 6, 2011, we successfully completed a $20 million Rights Offering (the “Rights Offering”).

•	In May 2011, the Consent Order was lifted and replaced with the Bank MOU as further described below.

•	In November 2011, the memorandum of understanding relating to compliance with the Bank Secrecy Act (the “BSA MOU”) that the bank entered into with the FDIC and DFI was terminated.

•
We significantly improved our tier 1 risk-based capital, total risk-based capital and leverage capital ratios as of December 31, 2011 to 22.94%, 24.24%, and 13.78%, respectively, from 7.64%, 8.98% and 4.42%, respectively, as of December 31, 2010. Our capital ratios currently exceed the minimum level required by the Bank MOU and are above the levels required for a “well-capitalized” regulatory designation.

•	We reported four consecutive profitable quarters with net income of $36.6 million for the year ended December 31, 2011, compared to a loss of $251.0 million in the previous year.

•	We reduced our nonperforming assets by $107.2 million to $195.6 million at December 31, 2011 from $302.8 million at December 31, 2010.

•
We reduced our construction and development loan portfolio (excluding owner-occupied loans) as of December 31, 2011 to $148.4 million, or 7.2% of our total loan portfolio. At December 31, 2010, this portfolio totaled $299.9 million, or 13.8% of our total loan portfolio.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 5.91% at December 31, 2011, compared to 8.89% at December 31, 2010. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 62.42% at December 31, 2011, compared to 63.69% at December 31, 2010.

•	We reduced total outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) to $50.0 million at December 31, 2011 from $551.3 million at December 31, 2010.

We intend to continue to execute on our recovery plan and focus on, among other things, improving our asset quality, increasing profitability from our banking operations, enhancing our cross-selling of products and services to our customers, improving our efficiency ratio and operating efficiencies and effectively competing in the Hawaii market.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans.

Through our bank, we concentrate our lending activities in four principal areas:

(1)
Residential Mortgage Lending.  Residential mortgage loans include both fixed and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $0.4 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio.

Since our August 2005 acquisition of Hawaii HomeLoans, Inc., now known as Central Pacific HomeLoans, a division of the Bank, (“CPHL”), we have grown our market position in the residential mortgage origination arena in Hawaii with dedicated mortgage lending specialists on all major islands in Hawaii. The majority of our residential mortgage loan originations are sold in the secondary market.

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

(3)
Commercial Real Estate Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as industrial, warehouse, general office, retail, health care, religious and multi-family dwellings. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve and permits consideration of liquidation of the collateral as a secondary source of repayment. Financing of commercial real estate projects is subject to a high degree of credit risk. The limited supply of land at a given commercially attractive location, the long economic life of the assets, the long delivery time frames required for the development and construction of major projects and high interest rate sensitivity have given commercial real estate markets a long history of significant cyclical fluctuations and volatility.

(4)
Construction Lending.  Construction lending encompasses the financing of residential and commercial construction projects. Similar to commercial real estate lending, construction projects are subject to a high degree of credit risk given the long delivery time frames for projects.

Beyond the lending function described above, we also offer a full range of deposit products and services including checking, savings and time deposits, cash management and internet banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2011.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers. Some of these competitors are much larger by total assets and capitalization, have greater access to capital markets and have achieved better results than we have in the current economic downturn.

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

For further discussion of factors affecting our operations see, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 85% of our loan portfolio held for investment at December 31, 2011 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Our business activities are focused primarily in Hawaii. Consequently, our results of operations and financial condition are impacted by the general economic trends in Hawaii, particularly in the commercial and residential real estate markets. During periods of economic strength, the real estate market and the real estate industry typically perform well; during periods of economic weakness, they typically are adversely affected.

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CPB Real Estate, Inc.; Citibank Properties, Inc.; and CB Technology, Inc.

Central Pacific Bank also owns 50% of Pacific Access Mortgage, LLC and Gentry HomeLoans, LLC.

Our former subsidiary Central Pacific HomeLoans, Inc. was merged into the bank in February 2012.

Supervision and Regulation

Set forth below is a description of the material elements of the laws and regulations and other regulatory matters applicable to us and our bank. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our bank could have a material effect on our business.

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

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and FDIC. Central Pacific Financial Corp., as a bank holding company, is also subject to certain regulations promulgated by the FRB. In its periodic examinations, each of these regulatory bodies assesses our financial condition, capital resources, asset quality, earnings prospects, management, liquidity and other aspects of our operations. These bodies also determine whether our management is violating or has violated any law or regulation. The DFI and FRB, and separately the FDIC as insurer of the bank’s deposits, have various remedies available to them. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital or establish specific minimum capital ratios, to restrict the bank’s growth, to assess civil monetary penalties, to remove officers and directors, to institute a receivership, and ultimately to terminate the bank’s deposit insurance, which for a Hawaii-chartered bank would result in a revocation of its charter.

Regulatory Actions

In May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the FDIC and the DFI on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to CPF, among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition to the lifting of the Consent Order, in November 2011, the separate Memorandum of Understanding relating to compliance with the Bank Secrecy Act (the “BSA”) that the bank entered into with the FDIC and DFI on February 9, 2011 was terminated.

In addition to the Bank MOU, the Company continues to be subject to the Written Agreement with the FRBSF and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that our Board of Directors fully utilize the Company's financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan to maintain the capital requirements of the Bank MOU and cash flow projection.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We believe that we are in compliance in all material respects with the material terms of the Bank MOU and the Written Agreement and are meeting the timeline for compliance set out in such agreements subject to our continuing efforts to improve core earnings and reduce the level of our nonperforming assets. However, we cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratio requirements. The requirements and restrictions of the Bank MOU and the Written Agreement are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

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

Affiliate Transactions

Transactions between our subsidiary bank, on the one hand, and CPF and its other subsidiaries, on the other hand, are regulated by the FRB. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from our subsidiary bank) that may take place and generally require those transactions to be on an arm’s length basis. These regulations generally do not apply to transactions between a U.S. bank subsidiary and its subsidiaries. In general, these regulations require that any extensions of credit must be secured by designated amounts of specified collateral and must be limited, as to any one of CPF or its non-bank subsidiaries, to 10% of our subsidiary bank’s capital stock and surplus, and, as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of our subsidiary bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, effective July 2011, the Dodd-Frank Act required that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. It also required, effective July 2011, that derivative transactions under which a bank (or a subsidiary) has credit exposure to an affiliate be treated as covered transactions, with the term “credit exposure” to be defined by the FRB under its existing rulemaking authority.

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

We, like other bank holding companies, are required to maintain Tier 1 capital and “total risk-based capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). Our subsidiary bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. However, as described under “—Regulatory Actions” above, we are currently subject to higher ratios as a result of the Bank MOU and Written Agreement.

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

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum requirements to be deemed adequately capitalized applicable generally to all financial institutions as of the dates indicated. At December 31, 2011, each of the Company and the bank was in compliance with the minimum ratios required by the Bank MOU and the levels required for a well-capitalized regulatory designation.

			Minimum required to be		Minimum required
	Actual		adequately capitalized		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2011:
Tier 1 risk-based capital	$555,315	22.9%	$96,845	4.0%	$145,267	6.0%
Total risk-based capital	586,802	24.2	193,690	8.0	242,112	10.0
Leverage capital	555,315	13.8	161,218	4.0	201,522	5.0

As of December 31, 2010:
Tier 1 risk-based capital	$180,626	7.6%	$94,544	4.0%	$141,815	6.0%
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0
Leverage capital	180,626	4.4	163,454	4.0	204,318	5.0

Central Pacific Bank
As of December 31, 2011:
Tier 1 risk-based capital	$524,057	21.6%	$96,916	4.0%	$145,375	6.0%
Total risk-based capital	555,566	22.9	193,833	8.0	242,291	10.0
Leverage capital	524,057	13.0	161,259	4.0	201,574	5.0

As of December 31, 2010:
Tier 1 risk-based capital	$197,626	8.4%	$94,592	4.0%	$141,888	6.0%
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0
Leverage capital	197,626	4.8	163,500	4.0	204,376	5.0

Basel Accords

The current risk-based capital guidelines which apply to the Company and the bank are based upon the 1988 capital accord (referred to as “Basel I”) of The International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II, evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk, and supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards.

In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements in response to the economic downturn to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the  reform package, referred to as Basel III, and proposed phase in timelines in November 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios.

United States banking regulators must also implement Basel III in conjunction with the provisions of the Dodd-Frank Act related to increased capital and liquidity requirements. Further, the Dodd-Frank Act requires minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the strictest requirements in effect for depository institutions as of the date of enactment, July 21, 2010.

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

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation will be enacted, and if enacted, the effect that it or any implementing regulations would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material adverse effect on our business.

The Dodd-Frank Act significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under the Dodd-Frank Act are likely to significantly impact our operations and compliance costs. The Dodd-Frank Act followed the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) in response to the economic downturn and financial industry instability. Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of the Dodd-Frank Act affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

•	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

•	expansion of FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

•
the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”);

•	the termination of investments by the U.S. Treasury (the “Treasury”) under TARP;

•	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions (under which our trust preferred securities qualify);

•
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;

•
changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead will be its average consolidated total assets less its average tangible equity;

•	the elimination of remaining barriers to de novo interstate branching by banks;

•
expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•
the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and Federal  Reserve;

•
provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•
the creation of a Bureau of Consumer Financial Protection (the “Bureau”), which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented. The federal agencies have issued proposed rules which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed Federal Reserve regulations for financial institutions deemed systemically significant, Federal Reserve and FDIC proposed rules requiring stress tests and the Federal Reserve proposed rules to implement the Volcker Rule. Further, the requirements and policies imposed on larger institutions may subsequently in some cases become expected “best practices” for smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

We participated in TARP, which was designed to bolster eligible healthy institutions by injecting capital into these institutions, so that we could continue to lend and support our then current and prospective clients. In order to participate in TARP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. ARRA also included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA imposes certain new, more stringent executive compensation and corporate expenditure limits on all TARP recipients until the Treasury is repaid. We have complied with the compensation provisions of TARP and ARRA and have certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of the EESA. We will remain subject to TARP so long as the Treasury continues to hold our common stock.

Dividends

We are incorporated in Hawaii and are governed by Hawaii law. Because our primary business is to serve as a bank holding company for the bank, our ability to pay dividends is affected by the bank’s ability to pay dividends to us. Under Hawaii law, the ability of our subsidiary bank to pay dividends or make other capital distributions to us is subject to the Hawaii state law that prohibits a state-chartered bank from declaring or paying dividends greater than its retained earnings. As of December 31, 2011, the bank had an accumulated deficit of $441.5 million. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

As a result of the Bank MOU, Written Agreement and the terms of our trust preferred securities, dividend payments require approval by our regulators and are restricted until our obligations under our trust preferred securities are brought current. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Dividends” for a further discussion of our dividends.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. On November 12, 2009, the FDIC adopted a requirement for most institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. However, our bank was exempt from doing so.

The Dodd-Frank Act also changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base alone, and requires the FDIC to increase the DIF’s reserves against future losses. This will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. As required by the Dodd-Frank Act, on October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020. Current assessment rates will remain in effect until such time as the industry’s reserve ratio reaches 1.15%, which the FDIC estimates will occur at the end of 2018. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF.  These assessments will continue until the FICO bonds mature in 2017. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

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

Operations and Consumer Compliance Laws

The bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. The bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations also mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the bank to lawsuits and penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The Dodd-Frank Act provided for the creation of the Bureau as an independent entity within the Federal Reserve. The Bureau is a new regulatory agency for United States banks. The Bureau has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The Bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. Pursuant to the Dodd-Frank Act, banks (such as our bank) with less than $10 billion in assets will continue to be examined for compliance with the consumer laws and the regulations of the Bureau by their primary federal banking agency.

Employees

At December 31, 2011, we employed 935 persons, 839 on a full-time basis and 96 on a part-time basis. We are not a party to any collective bargaining agreement.

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

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect of our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). There is no guarantee, however, that the Tax Benefits Preservation Plan will prevent the Company from experiencing an ownership change. Adoption of the Tax Benefits Preservation Plan was required by our agreements with The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (“Anchorage”).

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders voted on and approved. The Protective Charter Amendment also does not guarantee that we will not experience an ownership change.

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

Risk Factors Related to our Business

We continue to be subject to a number of requirements and prohibitions under regulatory orders imposed on us and we cannot assure you whether or when such orders will be lifted.

The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to the Company, among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that the Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Bank MOU and other regulatory orders.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We believe that we are in compliance in all material respects with the material terms of the Bank MOU and the Written Agreement and are meeting the timelines for compliance set out in such agreements subject to our continuing efforts to improve our core earnings and reduce the level of our nonperforming assets. However, we cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Written Agreement and the Bank MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratio requirements. The requirements and restrictions of the Written Agreement and the Bank MOU are judicially enforceable and the Company or the bank’s failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

In addition to the Bank MOU and Written Agreement, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the Bank MOU and Written Agreement, we are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted which increase our deposit insurance premiums and enact special assessments which could increase expenses associated with running our business and adversely affect our earnings.

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

In particular, President Obama signed the Dodd-Frank Act into law on July 21, 2010. The Dodd-Frank Act provides for a comprehensive overhaul of the financial services industry within the United States. While the full effects of the legislation on us cannot yet be determined, it could result in higher compliance and other costs as a result of new regulations and new regulatory initiatives, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

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

Despite signs of stabilization, uncertainty about the global and U.S. economies could have an adverse effect on us.

Although general economic trends and market conditions continue to show signs of stabilization, concerns about the global and U.S. economies still remain, including weak consumer confidence, relatively high unemployment rates and increased volatility in both energy prices and the capital markets. Further concerns about the Euro-zone government debt crisis and the credit ratings of global and European financial institutions could negatively impact the global financial system and adversely affect any economic recovery in the United States. In addition, growing government indebtedness, a large budget deficit, and concerns over the federal debt ceiling have exacerbated the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next 10 years. On August 5, 2011, Standard & Poor’s (“S&P”) downgraded the U.S. long-term debt rating from its AAA rating to AA+. On August 8, 2011, S&P downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. While the potential effects of these downgrades are difficult to determine, they could raise borrowing costs and adversely impact the mortgage and housing markets, any of which could have one or more of the following adverse impacts on us: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

Difficult economic and market conditions have adversely affected our industry and renewed economic slowdown in Hawaii or a worsening of current market conditions in general would result in additional adverse effects on us.

The U.S. economy entered into one of the longest economic recessions to have occurred since the Great Depression of the 1930’s in December 2007. Although general economic trends and market conditions have since stabilized to some degree, a renewed economic slowdown in Hawaii or a worsening of current market conditions in general would likely result in additional adverse effects on us, including: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to more loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may continue to decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

Furthermore, unlike larger national or other regional banks that are more geographically diversified, our business and operations are closely tied to the Hawaii market. The Hawaii economy relies on tourism, real estate, government and other service-based industries. Declines in tourism, increases in energy costs, the availability of affordable air transportation, adverse weather and natural disasters and local budget issues impact consumer and corporate spending. As a result, such events may contribute to the deterioration in Hawaii’s general economic condition, which could adversely impact us and our borrowers.

The high concentration of commercial real estate and construction loans in our portfolio, combined with the deterioration in these sectors caused by the economic downturn, had and may continue to have a significantly more adverse impact on our operating results than many other banks across the nation. Although we have taken a number of steps to reduce our credit risk exposure over the past several quarters, we still had $195.6 million in nonperforming assets at December 31, 2011. If our borrowers continue to experience financial difficulty, or if property values securing our real estate loans decline further, we will continue to incur elevated credit costs due to the composition of our loan portfolio even if market conditions stabilize or improve.

Our Hawaii and, to a lesser extent, California commercial real estate and construction loan operations have a considerable effect on our results of operations.

The performance of our Hawaii and California commercial real estate and construction loans depends on a number of factors, including the continued stabilization and eventual improvement of the real estate markets in which we operate. As we have seen in the Hawaii and California construction and commercial real estate markets since the latter part of 2007, the strength of the real estate market and the results of our operations could continue to be negatively affected by the economic downturn. While we are no longer originating new loans out of our Mainland operations, we still have a sizable California loan portfolio and the performance of that portfolio continues to be subject to market conditions in California.

As we have seen in recent years, declines in the market for commercial property are causing commercial borrowers to suffer losses on their projects and they may be unable to repay their loans. Defaults of these loans or further deterioration in the credit worthiness of any of these borrowers would further negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale are causing residential developers who are our borrowers to also suffer losses on their projects and encounter difficulty in repaying their loans. Although during the year ended December 31, 2011, we saw improvement in our credit risk profile and significant reductions in our nonperforming assets, which resulted in a credit to our provision for loan and lease losses of $40.7 million, from the third quarter of 2007 through 2010 we significantly increased our provision for loan and lease losses as a result of these challenging conditions. During the year ended December 31, 2010, our provision for loan and lease losses amounted to $159.5 million, compared to $348.8 million in 2009 and $171.7 million in 2008. As of December 31, 2011, our percentage of nonperforming assets to total loans and leases, loans held for sale and other real estate was 8.99%, compared to 13.18% as of December 31, 2010 and 15.85% as of December 31, 2009. We cannot assure you that we will have an adequate provision for loan and lease losses to cover future losses. If we suffer greater losses than we are projecting, our recovery plan and the ability to improve our position will be materially adversely affected.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses may occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. Although during the year ended December 31, 2011, we recorded a credit to our provision for loan and lease losses amounting to $40.7 million, for the years ended December 31, 2010, 2009 and 2008, our provision for loan and lease losses amounted to $159.5 million, $348.8 million and $171.7 million, respectively. Our current allowance for loan and lease losses may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	current economic conditions and their estimated effects on specific borrowers;

•	an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	results of examinations of our loan portfolios by regulatory agencies; and

•	management’s internal review of the loan portfolio.

In determining the size of the allowance for loan and lease losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Bank MOU and other regulatory input. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient to cover the losses. Because of the uncertainty in the economy, volatility in the credit and real estate markets, including specifically, the deterioration in the Hawaii and California real estate markets and our high concentration of commercial real estate and construction loans, we made significant adjustments to our allowance for loan and lease losses over the past several years and may need to make additional adjustments in the future. In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge offs.

A large percentage of our real estate loans are construction loans which involve the additional risk that a project may not be completed, increasing the risk of loss.

Approximately 9% of our real estate loan portfolio as of December 31, 2011 was comprised of construction loans. Fifty-six percent of these construction loans were in Hawaii while 44% were located on the mainland. Many of our construction loans are reliant upon sponsors and/or guarantors for additional support. Repayment of construction loans is dependent upon the successful completion of the construction project, on time and within budget, and the successful sale of a completed project or the conversion of the construction loan into a term loan. If a borrower is unable to complete a construction project or if the marketability or value of the completed development is impaired, proceeds from the sale of the subject property may be insufficient to repay the loan.

During the years ended December 31, 2010, 2009 and 2008, our construction loan portfolio was significantly impacted by an increase in loan delinquencies and defaults, as well as declining collateral values resulting from the downturn in the commercial real estate markets in Hawaii and California and the significant negative impact this had on our borrowers, guarantors, and many of the projects securing our construction loans. Although economic conditions stabilized and showed signs of improvement in 2011, our construction loan portfolio may continue to experience material credit losses due to our concentration of loans with exposure to this sector combined with the continuing uncertainty of some of our construction borrowers and guarantors.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 85% of our loan portfolio as of December 31, 2011 was comprised of loans primarily collateralized by real estate, with the majority of these loans concentrated in Hawaii.

Deterioration of the economic environment in Hawaii, California or other markets we are exposed to, including a continued decline or worsening declines in the real estate market and single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Over the past four years, material declines in the value of the real estate assets securing many of our commercial real estate loans has led to significant credit losses in this portfolio. As a result of our particularly high concentration of commercial real estate and construction loans, the risk within our portfolio is higher than many financial institutions and, as a result, our portfolio had been and remains particularly susceptible to significant credit losses during economic downturns and adverse changes in the real estate market. Because of our high concentration of loans secured by real estate (the majority of which were originated several years ago), it is possible that we will continue to experience elevated levels of credit losses and higher provisions for loan and lease losses even if the overall real estate market continues to stabilize or improves due to the continuing uncertainty surrounding many of the specific real estate assets securing our loans and the weakened financial condition of many of our commercial real estate borrowers and guarantors.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited or restricted.

We have generated significant net operating losses (“NOLs”) as a result of our recent losses. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

In order to reduce the likelihood that transactions in our common stock will result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. To further protect our NOL carryforwards, on May 2, 2011, we filed the Protective Charter Amendment to restrict transfers of our common stock if the effect of the transfer would be to cause the transferee to become an owner, for relevant tax purposes, of 4.99% or more of our common stock (a “Threshold Holder”) or cause the beneficial ownership of our common stock by any Threshold Holder to increase. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

The Protective Charter Amendment expires on the earliest of (i) May 2, 2014, (ii) such time as the Board of Directors determines the Protective Charter Amendment is no longer necessary for the preservation of our tax benefits and (iii) the date the Board of Directors determines that the Protective Charter Amendment is no longer in our and our shareholders’ best interest.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by uncertainty in the economic environment which may, among other things, impact our ability to satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding the continued deterioration in our financial condition, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the recent turmoil faced by banking organizations and the credit markets.

The management of liquidity risk is critical to the management of our business and our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities’ markets, our financial condition, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, which perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our past and future financial condition or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

If the level of deposits were to materially decrease, we would need to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, advances from the FHLB and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change.

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

Because of our participation in TARP and under the terms of our exchange agreement with the Treasury, we are subject to restrictions on compensation paid to our executives, which may make it difficult to attract and retain key members of management.

Pursuant to the terms of the TARP Capital Purchase Program (“TARP CPP”), we adopted certain standards for executive compensation and corporate governance for the period during which Treasury owns any debt or equity securities acquired pursuant to TARP. These standards generally apply to our five most highly compensated senior executive officers, including our President and Chief Executive Officer and Chief Financial Officer, and/or certain of these restrictions also apply up to the next 20 most highly compensated senior executives. The standards include, among other things:

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

We depend on the services of existing management to carry out our business strategy. In addition, our success depends in large part on our ability to attract and retain other key employees. See “—We may not be able to attract and retain skilled people” below. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial condition and prospects. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and make it more difficult to attract suitable candidates to serve as executive officers.

We are also obligated to comply with any subsequent amendments to these restrictions for so long as we remain subject to such restrictions.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to increase during periods of rising interest rates and, conversely, to decline during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

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

If we are unable to effectively manage the composition of our investment securities portfolio, which we expect will continue to comprise a significant portion of our earning assets, our net interest income and net interest margin could be adversely affected.

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 20.7% of our interest income in the year ended December 31, 2011 as compared to 12.9% of our interest income in the year ended December 31, 2010. We face significant competition for loans and leases that meet our credit profile. In addition, as part of our recovery plan, we have experienced a significant reduction in average loans and leases as we have continued our efforts to reduce our credit risk exposure, while deploying more excess cash and cash equivalents into investment securities. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, has become increasingly important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits the bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $441.5 million at December 31, 2011, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future. In addition, even if the bank was able to pay us dividends, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed and implemented to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

From time to time, customers, employees and others that we do business with make claims and take legal action against us for various business occurrences, including the performance of our fiduciary responsibilities. Regardless of whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Even if these claims and legal actions do not result in a financial liability or reputational damage, defending these claims and actions have resulted in, and will continue to result in, increased legal and professional services costs, which adds to our noninterest expense and negatively impacts our operating results.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets we operate. Additionally, various out of state banks conduct significant business in the market areas in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings banks, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The soundness of our financial condition may also affect our competitiveness. Customers may decide not to do business with the bank due to its financial condition. In addition, our ability to compete is impacted by the limitations on our activities imposed under the Bank MOU and Written Agreement. We have and continue to face additional regulatory restrictions that our competitors may not be subject to, including reducing our commercial real estate loan portfolio and improving the overall risk profile of the Company, which could adversely impact our ability to compete and attract and retain customers.

The Federal Home Loan Bank of Seattle has entered into a consent order with the Federal Housing Finance Agency. If our investment in the Federal Home Loan Bank of Seattle is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholder’s equity could decrease.

We own stock in the FHLB. We hold this stock in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost and fair value of our FHLB stock was $48.8 million as of December 31, 2011.

On October 25, 2010, the FHLB entered into a consent order with the Federal Housing Finance Agency (the “FHFA”), which requires the FHLB to take certain specified actions related to its business and operations. Following the filing of the FHLB’s second quarter 2011 quarterly report on Form 10-Q with the SEC, and once the FHLB reaches and maintains certain thresholds, it may begin repurchasing member capital stock at par. Further, the FHLB may again be in position to redeem certain capital stock from members and begin paying dividends once the FHLB:

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

Although we completed the Private Placement, we have incurred significant losses and cannot assure you that we will continue to be profitable in the future.

With the completion of the Private Placement in 2011, the bank’s capital ratios currently exceed the levels required by the Bank MOU and previously required by the Consent Order, and are at “well-capitalized” levels. As of December 31, 2011, the bank’s leverage capital ratio was 13.78% and total risk-based capital ratio was 24.24%. However, even though we had net income of $36.6 million for 2011, we previously incurred significant losses, including net losses of $251.0 million for the year ended December 31, 2010, $313.7 million for the year ended December 31, 2009 and $138.4 million for the year ended December 31, 2008, primarily due to credit costs, including a significant provision for loan and lease losses. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2011 we still had $195.6 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will continue to be profitable in the future.

The proceeds from the Private Placement may not be sufficient to satisfy our capital and liquidity needs in the future or to satisfy changing regulatory requirements, and we may need to raise additional capital.

The proceeds from the Private Placement were raised to strengthen our capital base as previously required by the Consent Order. As mentioned above, our capital ratios currently exceed the levels required by the Bank MOU and previously required by the Consent Order and are at “well-capitalized” levels for regulatory purposes. As of December 31, 2011, the bank’s leverage capital ratio was 13.78% and total risk-based capital ratio was 24.24%. However, despite the increase in our capital base, if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if our operations or financial condition continues to deteriorate or fails to improve, particularly in the residential and commercial real estate markets where our business is located, we may need to raise additional capital. Factors affecting whether we would need to raise additional capital include, among others, additional provisions for loan and lease losses and loan charge-offs, changing requirements of regulators and other risks discussed in this “Risk Factors” section. If we had to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. In addition, any additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.

We may suffer substantial losses due to our agreements to indemnify investors in the Private Placement against a broad range of potential claims.

In our agreements with the investors in the Private Placement, we agreed to indemnify the investors for a broad range of claims, including losses resulting from the inaccuracy or breach of representations or warranties made by us in such agreements and the breach by us to perform our covenants contained in such agreements. While these indemnities are subject to various limitations, if claims were successfully brought against us, it could potentially result in significant losses for the Company.

As a result of the recapitalization, Carlyle and Anchorage are substantial holders of our common stock.

Following the closing of the recapitalization, Anchorage and Carlyle each became beneficial owners of our outstanding common stock, with their respective ownership percentages each equating to approximately 24% as of December 31, 2011. Each has a representative on our Board of Directors. Accordingly, Anchorage and Carlyle have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, Carlyle and Anchorage have certain preemptive rights to maintain their respective fully diluted percentage ownership of our common stock in the event of certain issuances of securities by us. In pursuing their economic interests, Anchorage and Carlyle may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in Hawaii with the knowledge and experience required to successfully implement our business strategy. The more senior the executive, the more difficult it is to locate suitable candidates in the local market. Accordingly, in many circumstances, it is necessary for us to recruit potential candidates from the mainland. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Company given its financial condition and the current regulatory environment, particularly since in some circumstances, this would require that the employee relocate from the mainland to Hawaii, where other employment opportunities in the banking industry may be limited. In addition, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/or relocate. See “—Because of our participation in TARP and under the terms of our exchange agreement with the Treasury, we are subject to restrictions on compensation paid to our executives, which may make it difficult to attract and retain key members of management” above. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If we are not able to promptly recruit qualified personnel, which we require to conduct our operations, our business and our ability to successfully implement our business strategy could be adversely affected.

The recent turnover in key positions in our finance and credit departments could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated by management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and depend on the sufficiency of the personnel involved in those functions. There has been recent turnover in key positions in our finance and credit departments as part of the implementation of our recovery plan. We have also experienced significant turnover on our executive management team within the past two years, including the appointments of a new Executive Chairman of the Board of Directors in June 2010 (who is now the President and Chief Executive Officer), new Chief Financial Officer in August 2010 and again in October 2011, new Chief Administrative Officer in November 2010, new Chief Credit Officer in February 2011, and a new Chief Information Officer in June 2011. The recent changes to our executive management team, combined with the turnover within our finance and credit departments, could increase the risk that our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Risk Factors Related to Our Securities

The market price of our common stock has declined significantly and is volatile.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	failure to comply with all of the requirements of the Bank MOU, the Written Agreement, and the possibility of resulting action by the regulators;

•	deterioration of asset quality;

•	the incurrence of losses;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings/losses estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our common stock, including sales of our common stock in short sale transactions;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, have experienced significant volatility over the past few years. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. In addition, sales of shares by investors in the Private Placement and Treasury may cause our share price to decrease. Accordingly, the common stock that you purchase may trade at a price lower than that at which they were purchased. Volatility in the market price of our common stock may prevent individual shareholders from being able to sell their shares when they want or at prices they find attractive.

A significant decline in our stock price could result in substantial losses for shareholders and could lead to costly and disruptive securities litigation.

The transferability of our common stock is limited as a result of the Tax Benefits Preservation Plan and the Protective Charter Amendment.

As described under “—Risk Factors Related to our Business—Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted,” we have generated significant NOLs as a result of our recent losses. In order to reduce the likelihood that transactions in our common stock would result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. To further protect our NOLs, we filed the Protective Charter Amendment on May 2, 2011 to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or cause the beneficial ownership of a Threshold Holder to increase. The Protective Charter Amendment expires on the earliest of (i) May 2, 2014, (ii) such time as the Board of Directors determines the Protective Charter Amendment is no longer necessary for the preservation of our tax benefits and (iii) the date the Board of Directors determines that the Protective Charter Amendment is no longer in our and our shareholders’ best interest.

The Tax Benefits Preservation Plan and the Protective Charter Amendment have the effect of limiting transferability of our common stock because they may make it more difficult and more expensive to acquire our common stock under the circumstances described above and, in the case of the Protective Charter Amendment, prohibit certain acquisitions of our common stock as described above. These transfer restrictions may discourage, delay or prevent a change in control of the Company and make it more difficult for a potential acquirer to consummate an acquisition of the Company. In addition, these provisions could limit the price that investors would be willing to pay in the future for our common shares and may limit a shareholder’s ability to dispose of our common shares by reducing the class of potential acquirers for our common shares.

Anti-takeover provisions in our restated articles of incorporation and bylaws and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the Tax Benefits Preservation Plan, the Protective Charter Amendment and the authorization to issue “blank check” preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. These provisions of our restated articles of incorporation and by-laws and federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

Resales of our common stock in the public market may cause the market price of our common stock to fall.

We issued a large number of common stock to the investors in the Private Placement and to the Treasury in the TARP Exchange. Carlyle and Anchorage (the “Lead Investors”) have certain registration rights with respect to the common stock held by them. In addition, we provided the Treasury with certain registration rights with respect to the common stock issued to the Treasury in exchange for our previously outstanding TARP preferred stock as well as the shares issuable upon exercise of the TARP Warrant. The registration rights for the Lead Investors and Treasury will allow them to sell their common stock without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our common stock could decline as a result of sales by the Lead Investors and Treasury from time to time of a substantial amount of the common stock held by them.

Our common stock is equity and therefore is subordinate to our subsidiaries’ indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2011, we had $105.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $8.5 million. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Our common stock is not insured and you could lose the value of your entire investment.

An investment in our common stock is not a deposit and is not insured against loss by the government.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2011. Last year, we submitted to the NYSE on May 19, 2011 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 25, 2012.

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

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches and residential mortgage lending subsidiary. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2011, see Note 19 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

ITEM 3.	LEGAL PROCEEDINGS

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, v. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserted claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs sought declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. In October 2011, through a mediation process, the Company reached a settlement with the plaintiffs. The settlement received court approval and provides for a payment of $1.2 million into a class settlement fund, the proceeds of which will be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company and the bank. The $1.2 million settlement amount was fully accrued for by the Company as of December 31, 2011 and paid in February 2012.

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2006 and ending December 31, 2011. The graph assumes the investment of $100 on December 31, 2006.

Indexed Total Annual Return
(as of December 31, 2011)

The following table sets forth information on the range of high and low sales prices of our common stock (adjusted for the Reverse Stock Split), as reported by the NYSE, for each full quarterly period within 2011 and 2010:
	Year Ended December 31,
	2011		2010
	High	Low	High	Low

First quarter	$53.00	$18.61	$45.40	$20.80
Second quarter	21.06	12.07	77.60	30.00
Third quarter	14.78	9.48	36.40	26.00
Fourth quarter	13.89	9.37	31.80	23.20

As of February 23, 2012, there were 2,572 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors. On January 28, 2009, CPF’s Board of Directors suspended the payment of cash dividends to preserve capital. Accordingly, no cash dividends were declared on our common shares in 2011 and 2010. Dividends by CPF require the approval of the FRB and DFI. Dividends by the bank require the approval of the FDIC and DFI.

As a result of the Written Agreement effective July 2, 2010 and due to the terms of our trust preferred securities, our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF and DFI and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. Central Pacific Bank, in addition to obtaining approval from the FDIC and DFI, is not permitted under Hawaii law to pay dividends except out of retained earnings. Given that the bank had an accumulated deficit of $441.5 million at December 31, 2011, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank or the Company will be paying cash dividends in the foreseeable future.

See “Part I, Item 1. Business – Supervision and Regulation – Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our election to defer payments on our trust preferred securities, see Notes 2 and 15 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the fourth quarter of 2011.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2011. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2011	2010		2009		2008		2007
	(Dollars in thousands, except per share data)
Statement of Operation Data:
Total interest income	$136,450	$160,754		$242,237		$303,952		$349,877
Total interest expense	18,629	42,101		67,715		101,997		137,979
Net interest income	117,821	118,653		174,522		201,955		211,898
Provision (credit) for loan and lease losses	(40,690)	159,548		348,801		171,668		53,001
Net interest income (loss) after provision for loan and lease losses	158,511	(40,895)		(174,279)		30,287		158,897
Other operating income	50,181	57,036		57,413		54,808		45,804
Goodwill impairment	-	102,689		50,000		94,279		48,000
Other operating expense (excluding goodwill impairment)	172,121	164,405		166,876		178,543		128,556
Income (loss) before income taxes	36,571	(250,953)		(333,742)		(187,727)		28,145
Income taxes (benefit)	-	-		(19,995)		(49,313)		22,339
Net income (loss)	36,571	(250,953)		(313,747)		(138,414)		5,806

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$180,839	$729,014		$400,470		$475		$241
Investment securities (1)	1,493,925	705,345		924,359		751,297		881,254
Loans and leases	2,064,447	2,169,444		3,041,980		4,030,266		4,141,705
Allowance for loan and lease losses	122,093	192,854		205,279		119,878		92,049
Goodwill	-	-		102,689		152,689		244,702
Other intangible assets	41,986	44,639		45,390		39,783		39,972
Total assets	4,132,865	3,938,051		4,869,522		5,432,361		5,680,386
Core deposits (2)	2,786,215	2,796,144		2,951,119		2,805,347		2,833,317
Total deposits	3,443,528	3,132,947		3,568,916		3,911,566		4,002,719
Long-term debt	158,298	459,803		657,874		649,257		916,019
Total shareholders' equity	456,440	66,052		335,963		526,291		674,403

Per Share Data:
Basic earnings (loss) per share	$3.36	$(171.13)		$(220.56)		$(96.56)		$3.85
Diluted earnings (loss) per share	3.31	(171.13)		(220.56)		(96.56)		3.82
Cash dividends declared	-	-		-		14.00		19.60
Book value	10.93	(42.18)		136.50		366.34		469.04
Diluted weighted average shares outstanding (in thousands)	36,342	1,516		1,459		1,433		1,520

Financial Ratios:
Return (loss) on average assets	0.90%	(5.74	) %	(5.87	) %	(2.45	) %	0.10%
Return (loss) on average shareholders' equity	9.83	(140.73)		(54.99)		(23.07)		0.77
Net income (loss) to average tangible shareholders' equity	10.41	(193.24)		(77.60)		(37.00)		1.35
Average shareholders' equity to average assets	9.17	4.08		10.67		10.61		13.58
Efficiency ratio (3)	92.06	82.88		63.52		53.93		47.80
Net interest margin (4)	3.09	2.91		3.62		4.02		4.33
Net loan charge-offs to average loans	1.42	6.33		7.03		3.42		0.33
Nonaccrual loans to total loans and leases and loans held for sale (5)	6.33	10.96		15.13		3.26		1.48
Allowance for loan and lease losses to total loans and leases	5.91	8.89		6.75		2.97		2.22
Allowance for loan and lease losses to nonaccrual loans (5)	91.17	78.62		43.41		90.43		149.57
Dividend payout ratio	N/A	N/A		N/A		N/A		515.79

(1) Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(2) Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.
(3) The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. Our efficiency ratio is derived by dividing other operating expense (excluding amortization, impairment and write-down of intangible assets, goodwill, loans held for sale and foreclosed property, loss on early extinguishment of debt, loss on investment transaction and loss on sale of commercial real estate loans) by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities transactions). See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 7. Reconciliation to Efficiency Ratio.
(4) Computed on a taxable equivalent basis using an assumed income tax rate of 35%.
(5) Nonaccrual loans include loans held for sale.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

•
Credit to the provision for loan and lease losses of $40.7 million in 2011, compared to a charge of $159.5 million, $348.8 million, $171.7 million and $53.0 million in 2010, 2009, 2008 and 2007, respectively;

•	Gain on sale of property of $7.7 million and $3.6 million in 2010 and 2009, respectively;
•	Valuation allowance against net deferred tax assets (“DTAs”) of $162.3 million, $178.8 million and $104.6 million in 2011, 2010 and 2009, respectively;
•	Goodwill impairment charges of $102.7 million, $50.0 million, $94.3 million and $48.0 million in 2010, 2009, 2008 and 2007, respectively;
•	Contributions to the Central Pacific Bank Foundation of $8.5 million in 2011;
•	FDIC insurance of $6.8 million, $12.6 million, $12.2 million, $3.3 million and $0.5 million in 2011, 2010, 2009, 2008 and 2007, respectively;
•	Loss on early extinguishment of debt of $6.2 million and $5.7 million in 2011 and 2010, respectively;
•	Provision for repurchased residential mortgage loans of $5.0 million and $6.1 million in 2011 and 2010, respectively;
•	Write down of assets of $4.6 million, $1.5 million, $5.0 million and $23.8 million in 2011, 2010, 2009 and 2008, respectively;
•	Foreclosed asset expense of $4.6 million, $9.0 million, $8.7 million and $7.4 million in 2011, 2010, 2009 and 2008, respectively;
•	Share-based compensation expense of $2.6 million, $0.4 million, $0.4 million, $2.1 million and $2.9 million recognized in 2011, 2010, 2009, 2008 and 2007, respectively;
•	Gain on ineffective portion of derivative of $1.0 million, $3.4 million and $2.1 million in 2011, 2009 and 2008, respectively;
•	Tax contingency settlement benefits of $2.3 million in 2009, and a charge of $2.4 million in 2007;
•	Mortgage servicing rights impairment charge of $3.4 million in 2008;
•	Loss on counterparty financing agreement of $2.8 million in 2008;
•	Executive retirement expenses of $2.4 million incurred in 2008; and
•	Income tax benefit of $2.0 million related to true up adjustments recognized in 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in the forward-looking statements. Important factors that could, among others, cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed above under “Part 1. Forward-Looking Statements and Factors that Could Affect Future Results” and “Part I, Item 1A. Risk Factors—Factors that May Affect our Business.” Except as otherwise specified, the share and per share amounts for historical periods have been restated to give the effect to the Reverse Stock Split.

Executive Overview

The year ended December 31, 2011 was a significant year in our Company’s history as we completed a number of key milestones and made substantial progress in executing our recovery plan. As a result of the completion of the Private Placement and Rights Offering, our Tier 1 risk-based capital, total risk-based capital and leverage ratios as of December 31, 2011 exceeded both the minimum levels required by our Bank MOU and the levels required to be “well-capitalized” for regulatory purposes. We also saw significant improvement in our asset quality as we reduced our nonperforming assets by $107.2 million to $195.6 million at December 31, 2011 from $302.8 million at December 31, 2010. In addition, we reduced our construction and development loan portfolio (excluding owner-occupied loans) as of December 31, 2011 to $148.4 million, or 7.2% of our total loan portfolio. At December 31, 2010, this portfolio totaled $299.9 million, or 13.8% of our total loan portfolio.

As a result of improvement in our credit risk profile, we were able to reduce our allowance for loan and lease losses (the “Allowance”). As a result, our total credit costs during fiscal 2011, which include the provision for loan and lease losses, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded loan commitments, decreased from a charge of $168.9 million in 2010 to a credit of $29.9 million in 2011.

The significant decrease in our total credit costs allowed us to return to profitability after three years of net losses. During fiscal 2011, we reported four consecutive profitable quarters with annual net income of $36.6 million, as compared to a net loss of $251.0 million during fiscal 2010 and a net loss of $313.7 million during fiscal 2009.

Following completion of the Private Placement and Rights Offering, the Consent Order was lifted and replaced with the Bank MOU. In November 2011, the BSA MOU was also terminated.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Business Environment

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to stabilize following the economic downturn caused by disruptions in the financial system in 2008. Signs of stabilization of the financial markets and growth in the U.S. economy were partly attributable to various initiatives of the U.S. government and the FRB, some of which were expected to put downward pressure on longer term interest rates.

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including concerns over the European sovereign debt crisis. In addition, growing United States government indebtedness, a large budget deficit and concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next ten years. On August 5, 2011, S&P downgraded the U.S. long-term debt rating from its AAA rating to AA+. On August 8, 2011, S&P downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. While the potential effects of these downgrades cannot be fully known, we expect that such downgrades will raise borrowing costs and adversely impact the mortgage and housing markets.

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

In early 2011, we saw encouraging signs of improvement in Hawaii’s general economic conditions, however, the pace of recovery appeared to come to a halt during the latter part of 2011. We do not expect significant improvement in economic conditions in Hawaii in 2012. Tourism remains Hawaii’s most significant economic driver. Hawaii’s visitor industry showed strong growth in 2011. Despite the natural disasters in Japan, the European crisis, higher energy prices and deteriorating U.S. consumer confidence, Hawaii was still able to exceed overall 2010 numbers in visitor arrivals and expenditures. According to the Hawaii Tourism Authority (“HTA”), 7.3 million visitors visited the state in 2011. This was an increase of 3.8% from the number of visitor arrivals in 2010. The HTA also reported that total spending by air visitors increased to $12.6 billion in 2011, an increase of $1.7 billion, or 15.6%, from 2010. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 3.4% and 5.6% in 2012, respectively. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 6.3% in 2011, compared to 6.6% in 2010. In addition, Hawaii’s unemployment rate in December 2011 of 6.6% remained below the national seasonally adjusted unemployment rate of 8.5%. DBEDT projects real personal income and real gross state product to grow by a modest 1.2% and 1.7%, respectively, in 2012.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased 2.7% for single-family homes but increased 1.3% for condominiums in 2011 from 2010. The median resale price in 2011 for single-family homes on Oahu was $575,000, representing a decrease of 3.0% from the prior year. The median resale price for condominiums on Oahu was $300,000, representing a decrease of 1.6% from 2010. We expect the Hawaii real estate market to show some improvement in 2012, however, there can be no assurance that this will occur.

California, like the rest of the nation, is in the midst of an uneven economic recovery as some sectors of the economy are doing well and others are not. Most of the indicators that affect the nation, both positive and negative, also affect California. In 2011, personal income grew but these gains and many others like them paled in comparison to the losses incurred during the recession. The outlook for the California economy is guardedly positive for 2012, followed by stronger growth in 2013 and 2014. The California Association of Realtors (“CAR”) reported that for 2011 as a whole, unit home sales increased by 1.1% from 2010 to 497,860, however, the statewide median price decreased by 6.3% to $285,950, from the $305,010 recorded in 2010. CAR anticipates 2012 to be a transition year, very much like 2011, moving further toward stabilization, and forecasts California’s annual unit home sales to decrease slightly to 496,200, but median sales price to increase to $296,000. According to the California Department of Finance, average personal income is projected to have increased by 5.7% in 2011 from 2010 and projections for 2012 call for an increase of 3.8% from 2011. Labor markets within the state remained weak in 2011. California’s seasonally adjusted unemployment rate in December 2011 decreased to 11.1% from 12.5% in the prior year, but continues to be well above the national unemployment rate of 8.5%. Although we are not making new loans in California, our existing loan portfolio continues to have exposure to California’s markets.

As we have seen over the past few years, our operating results are significantly impacted by the economy in Hawaii and California and the composition of our loan portfolio. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to do not improve or continue to deteriorate, our results of operations would be negatively impacted. See “—Overview of Results of Operations—Concentrations of Credit Risk” for a further discussion on how the deteriorating real estate market, combined with the elevated concentration risk within our portfolio, has and will continue to have, a significant negative impact on our asset quality and credit losses.

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

Allowance for Loan and Lease Losses

The Allowance is management’s estimate of credit losses inherent in our loan portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs.

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

In 2011, we recorded a credit to the Provision of $40.7 million. We had an Allowance as a percentage of total loans and leases of 5.91% at December 31, 2011, compared to 8.89% at December 31, 2010. Although our credit risk profile has improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could deteriorate further. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

Additionally, when establishing our Allowance, we make certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy began to deteriorate in the second half of 2007 and real estate values declined, we found that many of the assumptions and judgments that we made at the time needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses in fiscal years 2008 through 2010. Because of the potential volatility that still exists in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines or fails as a result of their continued exposure to the real estate markets and other financial stresses.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have repurchase obligation. At December 31, 2011 and 2010, this reserve totaled $6.8 million and $5.0 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency investors for vintages 2005 through 2011 were approximately $3.4 billion and $2.9 billion, respectively. Outstanding balances for agency and non-agency investors (estimated) for vintages 2005 through 2011 as of December 31, 2011 were $2.6 billion and $1.5 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of December 31, 2011 total approximately $104.9 million.

The repurchase loss liability is estimated by origination year to capture certain characteristics of each vintage. To the extent that repurchase demands are made by investors, we may be able to successfully appeal such repurchase demands. However, our appeals success may be affected by the reasons for repurchase demands, the quality of the demands, and our appeals strategies. Repurchase and loss estimates are stratified by vintage, based on actual experience and certain assumptions relative to potential investor demand volume, appeals success rates, and losses recognized on successful repurchase demands.

Loans repurchased during the year ended December 31, 2011 totaled approximately $12.2 million. During 2011, we experienced an increase in repurchase activity across all vintages, as measured by the number of investor file requests, repurchase demands and actual repurchases. The reasons for repurchases have varied from misrepresentation to underwriting and documentation errors. Due to the limited amount of historical repurchase activity, we continue to analyze repurchase data for emerging material trends. Repurchase activity by vintage and investor type are depicted in Table 1 below.

Table 1. Repurchase Demands, Appeals, Repurchased and Pending Resolution

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

Year ended December 31, 2011 [1]
2005 and prior	5	-	5	-	4	-	4	-
2006	4	1	3	-	1	-	1	-
2007	4	-	1	3	7	1	4	2
2008	18	8	8	2	8	2	6	-
2009	7	4	3	-	-	-	-	-
2010	9	3	6	-	-	-	-	-
2011	6	4	2	-	-	-	-	-
Total	53	20	28	5	20	3	15	2

Year ended December 31, 2010 [2]
2005 and prior	1	-	-	1	-	-	-	-
2006	2	-	-	2	-	-	-	-
2007	5	3	1	1	2	1	-	1
2008	12	6	5	1	-	-	-	-
2009	4	2	2	-	-	-	-	-
2010	6	6	-	-	-	-	-	-
Total	30	17	8	5	2	1	-	1

[1] Based on repurchase requests received between January 1, 2011 and December 31, 2011
[2] Based on repurchase requests received between January 1, 2010 and December 31, 2010

The reserve for residential mortgage loan repurchase losses of $6.8 million at December 31, 2011 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents an increase of $1.8 million from December 31, 2010. The table below shows changes in the repurchase losses liability.

Table 2. Changes in the Reserve for Residential Mortgage Loan Repurchase Losses

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)

Balance, beginning of period	$5,014	$183
Change in estimate	4,980	6,071
Utilizations	(3,192)	(1,240)
Balance, end of period	$6,802	$5,014

Our capacity to estimate repurchase losses is improving as we record additional experience. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process, thus requiring considerable management judgment. To the extent that future investor repurchase demand and appeals success differ from past experience, we could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined than an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, no goodwill remains on our consolidated balance sheet.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In 2009, we established a full valuation allowance against our net DTAs. See “— Overview of Results of Operations — Income Taxes” below.

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

At December 31, 2011, we used a weighted-average discount rate of 4.8% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2011 and the amount of pension expense to be recorded in 2012. At December 31, 2010, a weighted-average discount rate of 5.1% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2010 and the amount of pension expense recorded in 2011. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would have reduced pension expense in 2011, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2012 pension expense by less than $0.1 million and year-end 2011 pension liability by $0.9 million, while a 0.25% change in the asset return rate would impact 2012 pension expense by less than $0.1 million.

Overview of Results of Operations

2011 vs. 2010 Comparison
In 2011, we recognized net income of $36.6 million, or $3.31 per diluted common share, compared to a net loss of $251.0 million, or $171.13 per diluted common share, in 2010. Total credit costs, which include the provision for loan and lease losses, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded loan commitments, were reduced from a charge of $168.9 million in 2010 to a credit of $29.9 million in 2011. The significant improvement in our operating results was directly attributable to the decrease in credit costs and the fact that we recognized a $102.7 million non-cash goodwill impairment charge in 2010, partially offset by decreases in net interest income and other operating income of $0.8 million and $6.9 million, respectively. Our net income on average assets and average shareholders’ equity for 2011 was 0.90% and 9.83%, respectively, compared to a net loss on average assets and average shareholders’ equity of 5.74% and 140.73%, respectively, in 2010.

2010 vs. 2009 Comparison
In 2010, we recognized a net loss of $251.0 million, or $171.13 per diluted common share, compared to a net loss of $313.7 million, or $220.56 per diluted common share, in 2009. Credit costs decreased by $195.2 million, or 53.6%, from $364.1 million in 2009 to $168.9 million in 2010. Our operating results were negatively impacted by a decrease in net interest income of $55.9 million in 2010 over net interest income recognized in the prior year. In addition, we recognized a $102.7 million non-cash goodwill impairment charge in 2010, compared to $50.0 million in 2009. Our net loss on average assets and average shareholders’ equity for 2010 was 5.74% and 140.73%, respectively, compared to 5.87% and 54.99%, respectively, in 2009.

Net Interest Income

The following table sets forth information concerning average interest earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. Table 4 presents an analysis of changes in components of net interest income between years. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume of the asset multiplied by the prior year’s rate) and (ii) changes in rates (change in rate multiplied by the current year’s volume).

Table 3. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)
	2011			2010			2009
	Average	Average	Amount	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$412,351	0.26%	$1,052	$726,346	0.26%	$1,862	$126,200	0.18%	$233
Federal funds sold & securities purchased
under agreements to resell	-	-	-	-	-	-	7,144	0.13	9
Taxable investment securities (1)	1,227,181	2.25	27,571	586,719	3.36	19,710	851,298	4.28	36,402
Tax-exempt investment securities (1)	12,537	9.05	1,135	21,803	7.54	1,643	102,462	6.04	6,185
Loans and leases, net of unearned income (2)	2,121,544	5.05	107,089	2,716,090	5.09	138,114	3,745,964	5.38	201,573
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-	48,797	-	-
Total interest earning assets	3,822,410	3.58	136,847	4,099,755	3.94	161,329	4,881,865	5.01	244,402
Nonearning assets	232,218			268,504			466,093
Total assets	$4,054,628			$4,368,259			$5,347,958

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$539,519	0.09%	$500	$619,070	0.14%	$885	$544,910	0.25%	$1,351
Savings and money market deposits	1,117,183	0.18	2,044	1,092,378	0.50	5,514	1,319,228	0.90	11,928
Time deposits under $100,000	395,500	0.99	3,900	515,264	1.57	8,077	631,482	2.45	15,446
Time deposits $100,000 and over	484,734	0.65	3,166	450,371	1.40	6,313	800,303	1.73	13,821
Short-term borrowings	35,810	0.57	204	219,823	0.54	1,177	187,720	0.29	548
Long-term debt	352,677	2.50	8,815	634,217	3.17	20,135	616,763	3.99	24,621
Total interest-bearing liabilities	2,925,423	0.64	18,629	3,531,123	1.19	42,101	4,100,406	1.65	67,715
Noninterest-bearing deposits	675,604			581,857			594,888
Other liabilities	71,687			66,943			72,083
Total liabilities	3,672,714			4,179,923			4,767,377
Shareholders' equity	371,922			178,321			570,544
Non-controlling interests	9,992			10,015			10,037
Total equity	381,914			188,336			580,581
Total liabilities and equity	$4,054,628			$4,368,259			$5,347,958

Net interest income			$118,218			$119,228			$176,687

Net interest margin		3.09%			2.91%			3.62%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 4. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(810)	$-	$(810)	$1,080	$549	$1,629
Federal funds sold & securities purchased
under agreements to resell	-	-	-	(9)	-	(9)
Taxable investment securities	21,520	(13,659)	7,861	(11,324)	(5,368)	(16,692)
Tax-exempt investment securities	(699)	191	(508)	(4,872)	330	(4,542)
Loans and leases, net of unearned income	(30,262)	(763)	(31,025)	(55,418)	(8,041)	(63,459)
Federal Home Loan Bank stock	-	-	-	-	-	-
Total interest earning assets	(10,251)	(14,231)	(24,482)	(70,543)	(12,530)	(83,073)

Interest-bearing liabilities
Interest-bearing demand deposits	(111)	(274)	(385)	185	(651)	(466)
Savings and money market deposits	124	(3,594)	(3,470)	(2,042)	(4,372)	(6,414)
Time deposits under $100,000	(1,880)	(2,297)	(4,177)	(2,847)	(4,522)	(7,369)
Time deposits $100,000 and over	481	(3,628)	(3,147)	(6,054)	(1,454)	(7,508)
Short-term borrowings	(994)	21	(973)	93	536	629
Long-term debt	(8,925)	(2,395)	(11,320)	696	(5,182)	(4,486)
Total interest-bearing liabilities	(11,305)	(12,167)	(23,472)	(9,969)	(15,645)	(25,614)

Net interest income	$1,054	$(2,064)	$(1,010)	$(60,574)	$3,115	$(57,459)

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $118.2 million in 2011, decreasing by $1.0 million, or 0.8%, from $119.2 million in 2010, which decreased by $57.5 million, or 32.5%, from net interest income of $176.7 million recognized in 2009. The slight decrease in net interest income for 2011 was primarily the result of a significant reduction in average loans and leases as we continued our efforts to reduce our credit risk exposure, partially offset by an increase in investment securities and a decrease in long-term borrowings as we began to deploy a portion of our excess liquidity into higher yielding assets and decrease long-term borrowings. The decrease in net interest income also reflects a 36 basis points (“bp”) decline in average yields earned on our interest earning assets, offset by a 55 bp decrease in average rates paid on our interest-bearing liabilities. The decrease in average yields earned on our interest earning assets was directly attributable to the declining interest rate environment and reductions in our higher yielding commercial real estate loan portfolios.

In the fourth quarter of 2010, we paid down long-term borrowings at the FHLB totaling $106.7 million with a weighted average interest rate of 4.78%. Prepaying these long-term borrowings resulted in the recognition of a loss on the early extinguishment of debt totaling $5.7 million.

Similarly, in the third quarter of 2011, we paid down long-term borrowings at the FHLB totaling $120.5 million with a weighted average interest rate of 4.36%. Prepaying these long-term borrowings resulted in the recognition of a loss on the early extinguishment of debt totaling $6.2 million. The prepayments of these higher rate long-term borrowings contributed to the improvement in our net interest margin in 2011.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 78.3%, 85.6% and 82.5% of interest income in 2011, 2010 and 2009, respectively, as well as interest earned on investment securities, which represented 21.0%, 13.2% and 17.4% of interest income, respectively. Interest income expressed on a taxable-equivalent basis of $136.8 million in 2011 decreased by $24.5 million, or 15.2%, from the $161.3 million earned in 2010, which decreased by $83.1 million, or 34.0%, from the $244.4 million earned in 2009.

As depicted in Table 4, the decrease in interest income in 2011 from the prior year was primarily due to a significant decrease in average loan and lease balances and to a lesser extent the average loan yields earned thereon and the significant decrease in average taxable investment securities yields, partially offset by a significant increase in average investment securities balances. The $594.5 million decrease in average loan and lease balances contributed to $30.3 million of the current year reduction in interest income, while the 4 bp decrease in average loan yields in 2011 contributed to $0.8 million of the current year reduction. The $640.5 million increase in average taxable investment securities contributed to an increase of $21.5 million of current year interest income, which was partially offset by the 111 bp decrease in average taxable investment securities yields in 2011 which contributed to $13.7 million of the current reduction in interest income.

As depicted in Table 4 and similar to the decrease in 2011, the drop in interest income in 2010 from 2009 was largely due to significant decreases in average loan and lease and investment securities balances and the average loan yields earned thereon. The $1.0 billion decrease in average loan and lease balances contributed to $55.4 million of the reduction in interest income, while the 29 bp decrease in average loan yields in 2010 contributed to $8.0 million of the reduction in interest income. The drop in average loan and lease balances were impacted by the sale of approximately $193.4 million in loans that were originated for investment as we sought to reduce our credit risk exposure, as well as $200.0 million in loan charge-offs that occurred in 2010. The $264.6 million decrease in average taxable investment securities contributed to $11.3 million of the current year reduction in interest income, while the 92 bp decrease in average taxable investment securities yields in 2010 contributed to $5.4 million of the reduction in interest income. The $80.7 million decrease in average tax-exempt investment securities contributed to $4.9 million of the reduction in interest income in 2010.

Interest Expense

In 2011, interest expense of $18.6 million decreased by $23.5 million, or 55.8%, compared to $42.1 million in 2010, which decreased by $25.6 million, or 37.8%, compared to $67.7 million in 2009.

Declines in average rates paid on interest-bearing liabilities were reflective of the FRB’s notably low interest rate policy that existed throughout 2011 and 2010 and contributed to the overall reduction in interest expense during the periods. In 2011, the average rate paid on interest-bearing liabilities decreased by 55 bp to 0.64%, compared to 1.19% in 2010. Decreases in average rates paid on savings and money market deposits of 32 bp, time deposits under $100,000 of 58 bp, time deposits $100,000 and over of 75 bp and long-term borrowings of 67 bp were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of time deposits under $100,000 of $119.8 million, short-term borrowings of $184.0 million and long-term borrowings of $281.5 million also contributed to the reduction of interest expense in 2011.

In 2010, the average rate paid on interest-bearing liabilities decreased by 46 bp to 1.19%, compared to 1.65% in 2009. Decreases in average rates paid on savings and money market deposits of 40 bp, time deposits under $100,000 of 88 bp, time deposits $100,000 and over of 33 bp, and long-term borrowings of 82 bp were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of savings and money market of $226.9 million, time deposits under $100,000 of $116.2 million, and time deposits $100,000 and over of $349.9 million also contributed to the reduction of interest expense in 2010.

Net Interest Margin

Our net interest margin was 3.09%, 2.91% and 3.62% in 2011, 2010 and 2009, respectively. As described above, the improvement in our net interest margin in 2011 can be attributed to lower funding costs on our interest-bearing liability balances due primarily to the aforementioned prepayment of long-term borrowings, partially offset by lower yields earned on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate portfolio to improve our credit risk profile.

The decline in our net interest margin in 2010 was attributed to lower yields on our interest earning assets primarily due to the decrease in our higher yielding commercial real estate portfolio and our efforts at the time to maximize balance sheet liquidity by maintaining elevated levels of lower yielding cash and cash equivalent accounts. Additionally, in conjunction with our recovery plan, we sold available for sale securities for gross proceeds of $439.4 million during the latter part of March 2010. Because a significant amount of these proceeds were held as cash and cash equivalents throughout the remainder of 2010 and the first quarter of 2011, our net interest margin was adversely impacted by the change in the character of these assets when compared to 2009.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 5. Components of Other Operating Income

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Other service charges and fees	$17,239	$15,418	$14,187
Service charges on deposit accounts	10,024	11,831	15,458
Net gain on sales of residential loans	8,050	8,468	13,582
Income from bank-owned life insurance	4,139	4,809	5,249
Income from fiduciary activities	2,794	3,204	3,759
Investment securities gains (losses)	1,306	831	(74)
Fees on foreign exchange	664	659	584
Loan placement fees	541	391	982
Equity in earnings of unconsolidated subsidiaries	458	468	759
Gain on sale of property	-	7,698	3,612
Other than temporary impairment on securities
(net of $5,158 recognized in OCI for 2009)	-	-	(2,565)
Other	4,966	3,259	1,880
Total other operating income	$50,181	$57,036	$57,413

Total other operating income as a percentage of average assets	1.24%	1.31%	1.07%

Total other operating income of $50.2 million in 2011 decreased by $6.9 million, or 12.0%, from the $57.0 million earned in 2010, which decreased by $0.4 million, or 0.7%, from the $57.4 million earned in 2009.

In 2011, we recorded lower service charges on deposit accounts of $1.8 million, lower income from bank-owned life insurance of $0.7 million and no gain on sale of property. In 2010 we recorded a gain on sale of property of $7.7 million. Offsetting these decreases in 2011 were higher other service charges and fees of $1.8 million and higher non-cash gains related to the ineffective portion of a cash flow hedge of $1.0 million.

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

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 6. Components of Other Operating Expense

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Salaries and employee benefits	$63,675	$56,613	$66,346
Net occupancy	13,793	13,650	13,415
Legal and professional services	13,506	17,840	13,989
Amortization of other intangible assets	7,033	7,061	6,123
Loss on early extinguishment of debt	6,234	5,685	-
Equipment	4,702	5,337	6,081
Write down of assets	4,624	1,460	4,963
Foreclosed asset expense	4,557	8,982	8,651
Computer software expense	3,629	3,625	3,428
Communication expense	3,517	3,985	4,317
Advertising expense	2,961	2,531	3,266
Other	43,890	37,636	36,297
Total other operating expense (excluding goodwill impairment)	172,121	164,405	166,876
Goodwill impairment	-	102,689	50,000
Total other operating expense	$172,121	$267,094	$216,876

Total other operating expense as a percentage of average assets	4.25%	6.11%	4.06%

Total other operating expense of $172.1 million in 2011 decreased by $95.0 million, or 35.6%, from total operating expense of $267.1 million in 2010, which increased by $50.2 million, or 23.2%, compared to 2009. Excluding goodwill impairment charges, total other operating expense as a percentage of average assets was 3.76% and 3.12% in 2010 and 2009, respectively.

The decrease in total other operating expense in 2011, compared to 2010, was the result of a non-cash goodwill impairment charge of $102.7 million recorded in 2010, lower FDIC insurance expense of $5.8 million, lower legal and professional services of $4.3 million and lower reserves for repurchased loans of $1.3 million, partially offset by contributions to the Central Pacific Bank Foundation of $8.5 million, higher salaries and employee benefits of $7.1 million and lower credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and reserves on unfunded commitments) of $1.5 million.

The increase in total other operating expense in 2010, compared to 2009, was the result of a higher goodwill impairment charge of $102.7 million in 2010, compared to $50.0 million in 2009, higher reserves for repurchased loans of $6.3 million, a nonrecurring loss on the early extinguishment of debt of $5.7 million, and higher legal and professional services expense of $3.8 million, partially offset by lower salaries and employee benefits of $9.7 million and lower credit-related charges of $5.9 million.

A key measure of operating efficiency tracked by management is the efficiency ratio. The efficiency ratio, as used by management, differs from comparable measures calculated and presented in accordance with GAAP in that it excludes unusual or non-recurring charges, losses, credits or gains. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio increased to 92.06% in 2011, compared to 82.88% in 2010 and 63.52% in 2009. The increase in our efficiency ratio was primarily driven by the aforementioned decreases in net interest income and other operating income and the increase in other operating expenses (excluding goodwill impairment).

The following table sets forth a reconciliation of total operating expenses as a percentage of net operating revenue to our efficiency ratio for each of the dates indicated:

Table 7. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2011	2010	2009	2008	2007

Total operating expenses as a percentage of net operating revenue	103.01%	152.25%	91.61%	105.18%	67.30%
Goodwill impairment	-	(58.53)	(21.12)	(36.35)	(18.30)
Amortization and impairment of other intangible assets	(1.72)	(1.64)	(1.21)	(1.07)	(1.20)
Foreclosed asset expense	(2.73)	(5.13)	(3.65)	(2.84)	-
Write down of assets	(2.77)	(0.83)	(2.11)	(9.17)	-
Loss on early extinguishment of debt	(3.73)	(3.24)	-	-	-
Loss on counterparty financing transaction	-	-	-	(1.10)	-
Loss on commercial real estate loans	-	-	-	(0.72)	-
Efficiency ratio	92.06%	82.88%	63.52%	53.93%	47.80%

Income Taxes

We did not recognize any income tax benefit in 2011 and 2010, compared to $20.0 million in 2009, as we had a full valuation allowance established against our net DTAs throughout 2011 and 2010. A full valuation allowance was established against our net DTAs during the third quarter of 2009 based upon the level of our NOLs and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to the Company and trends in income/loss of the Company’s earnings.

In 2011, we decreased our valuation allowance against our net DTAs by $16.6 million, or 9.3% to $162.3 million at December 31, 2011 from $178.8 million at December 31, 2010. Of the total decrease to the valuation allowance, $9.9 million was recognized as a non-cash credit to income tax expense, while the remaining $6.7 million was credited against accumulated other comprehensive income (loss) (“AOCI”).

In 2010, we increased our valuation allowance by $74.2 million against our net DTAs. Of the total increase to the valuation allowance, $70.5 million was recognized as a non-cash charge to income tax expense, while the remaining $3.7 million was charged against AOCI.

Our effective tax rate was 0% in 2011 and 2010 and 6.0% in 2009. Because we continue to recognize a full valuation allowance against our net DTAs, we did not record any income tax expense or benefit in both 2011 and 2010. The change in the 2010 effective tax rate from 2009 was primarily attributable to the establishment of the previously mentioned valuation allowance against our net DTAs in 2009.

Financial Condition

Total assets of $4.1 billion at December 31, 2011 increased by $194.8 million, or 4.9%, from the $3.9 billion at year-end 2010, while total liabilities of $3.7 billion at December 31, 2011 decreased by $195.6 million, or 5.1%, from the prior year. The increase in total assets in 2011 was due primarily to the completion of the $325 million Private Placement and $20 million Rights Offering and subsequent deployment of these proceeds into higher yielding assets.

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

Loans and leases totaled $2.1 billion at December 31, 2011, decreasing by $105.0 million, or 4.8%, from the $2.2 billion at year-end 2010, which decreased by $872.5 million, or 28.7%, from the $3.0 billion held at year-end 2009. The decrease in our loan portfolio in 2011 was representative of our concerted effort to further reduce our exposure to certain sectors of the real estate markets in Hawaii and California. The reduction in loans and leases was attributable to charge-offs during the year totaling $41.5 million, transfers to loans held for sale and other real estate during the year totaling $60.7 million and declining loan demand from businesses as they continued to acclimate themselves to the changing economic environment during 2011. Accordingly, our construction and commercial mortgage loan portfolios decreased by $152.7 million, or 48.7%, and $60.2 million, or 7.9%, respectively, from the prior year. These reductions were partially offset by a net increase in our residential mortgage loan portfolio of $149.8 million, or 20.1%

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 8. Loans by Categories

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Commercial, financial and agricultural	$180,704	$207,980	$260,924	$384,423	$384,983
Real estate:
Construction	161,063	313,785	811,895	1,124,976	1,222,214
Mortgage:
- residential	896,099	746,261	820,983	1,070,429	1,034,474
- commercial	700,069	760,306	970,285	1,211,896	1,237,563
Consumer	108,810	112,949	136,090	180,131	209,168
Leases	17,702	28,163	41,803	58,411	53,303
Total loans and leases	2,064,447	2,169,444	3,041,980	4,030,266	4,141,705
Allowance for loan and lease losses	(122,093)	(192,854)	(205,279)	(119,878)	(92,049)
Net loans	$1,942,354	$1,976,590	$2,836,701	$3,910,388	$4,049,656

The following table sets forth the geographic distribution of our loan portfolio and related allowance for loan and lease losses as of December 31, 2011.

Table 9. Geographic Distribution

	Hawaii	California	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$178,450	$2,254	$180,704
Real estate:
Construction	89,735	71,328	161,063
Mortgage:
- residential	894,782	1,317	896,099
- commercial	503,376	196,693	700,069
Consumer	108,810	-	108,810
Leases	17,702	-	17,702
Total loans and leases	1,792,855	271,592	2,064,447
Allowance for loan and lease losses	(89,739)	(32,354)	(122,093)
Net loans and leases	$1,703,116	$239,238	$1,942,354

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

The increase in our construction loan portfolio from 2005 through 2007 was representative of our historical focus on this segment and a real estate market that had been strong with increased development activity in all of our markets. However, beginning in the second half of 2007, some of our residential construction loans in California began exhibiting heightened levels of risk with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors, including declining real estate values. New construction lending was therefore substantially curtailed. In 2008 through 2010, real estate values continued to deteriorate in Hawaii and California, adding considerable pressure on our construction loan portfolio. In 2011, real estate values began to show signs of stabilization, however, as mentioned previously, as required by the Bank MOU, we further reduced our exposure to this sector and decreased our construction loan portfolio by $152.7 million.

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 10. Mortgage Loan Portfolio Composition

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$846,953	53.1%	$692,515	46.0%	$716,753	40.0%	$896,631	39.0%	$841,095	37.0%
5 or more units	49,146	3.1	53,746	3.6	104,230	5.8	173,798	8.0	193,379	8.5
Commercial,
industrial and
other	700,069	43.8	760,306	50.4	970,285	54.2	1,211,896	53.0	1,237,563	54.5
Total	$1,596,168	100.0%	$1,506,567	100.0%	$1,791,268	100.0%	$2,282,325	100.0%	$2,272,037	100.0%

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

Residential mortgage loan balances as of December 31, 2011 totaled $896.1 million, increasing by $149.8 million, or 20.1%, from the $746.3 million held at year-end 2010, which decreased by $74.7 million, or 9.1%, from the $821.0 million held at year-end 2009. As previously mentioned, residential mortgage originations remained strong throughout most of 2011 fueled by strong refinancing activity driven by the FRB’s actions to keep mortgage rates at historically low levels.

Residential mortgage loans held for sale at December 31, 2011 totaled $37.9 million, an increase of $3.5 million, or 9.9%, from the December 31, 2010 balance of $34.4 million, which decreased by $31.3 million, or 47.5%, from the December 31, 2009 balance of $65.7 million. In 2009, we securitized certain residential mortgage loans with an outstanding principal balance of $50.1 million, with a U.S. Government sponsored entity. In 2011 and 2010, we did not securitize any residential mortgage loans.

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

Starting in the latter part of 2007, our commercial real estate loan portfolio had been significantly impacted by increased loan delinquencies and defaults, as well as declining collateral values in Hawaii and California. Furthermore, the financial capacity of many of our sponsors and guarantors supporting our commercial real estate loans were diminished. If the deterioration in the real estate markets for which we have exposure to resumes, we could experience increased loan delinquencies and additional defaults from our commercial real estate portfolio.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 11. Consumer Loan Portfolio Composition

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$64,343	59.1%	$66,955	59.2%	$87,721	64.5%	$129,092	71.7%	$158,390	75.7%
Other revolving credit plans	34,505	31.7	34,396	30.5	36,665	26.9	36,445	20.2	29,259	14.0
Other	9,962	9.2	11,598	10.3	11,704	8.6	14,594	8.1	21,519	10.3
Total	$108,810	100.0%	$112,949	100.0%	$136,090	100.0%	$180,131	100.0%	$209,168	100.0%

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

Consumer loans totaled $108.8 million at December 31, 2011, decreasing by $4.1 million, or 3.7%, from 2010’s year-end balance of $112.9 million, which decreased by $23.2 million, or 17.0%, compared to the $136.1 million held at year-end 2009. Automobile loans, primarily indirect dealer loans, comprised 59.1% of consumer loans outstanding.

Total automobile loans of $64.3 million at year-end 2011 decreased by $2.6 million, or 3.9%, from 2010’s year-end balance of $67.0 million, which decreased by $20.7 million, or 23.7%, from $87.7 million at year-end 2009. Consistent with national trends, the decrease in automobile loans over the past few years is reflective of the decline in automobile purchases experienced in Hawaii.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $156.6 million at December 31, 2011, compared to $263.3 million in the prior year, while remaining interest reserves was $0.9 million at December 31, 2011, compared to $2.9 million at December 31, 2010. Our remaining interest reserves have decreased considerably over the past few years and as of December 31, 2011, only represented 0.6% of the principal balance of loans with interest reserves. The decrease in our level of interest reserves is a direct result of our reduced construction lending activity.

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

Concentrations of Credit Risk

As of December 31, 2011, approximately $1.8 billion, or 85% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans. We grew these portfolios as real estate values rose along with activity in the real estate industry in 2006 and 2007. Since then, the real estate markets in both California and Hawaii have been impacted by broader economic trends, which resulted in sharp declines in real estate values beginning in the latter part of 2007 through 2010.

Our high concentration of lending in the real estate industry led to rapid deterioration in our asset quality, namely elevated delinquencies and loan charge-offs, which led to the recognition of significant credit costs starting in third quarter of 2007 and continuing through 2010.

As the real estate market continued to deteriorate, we limited our commercial real estate lending to improve our credit risk profile and reduce our exposure to certain troubled sectors in both Hawaii and on the mainland. As part of our recovery plan, we also made a concerted effort to achieve targeted reductions in certain sectors of our construction and commercial real estate loan portfolios. During fiscal 2011, although real estate values began to stabilize, we reduced these portfolios by $213.0 million.

Substantially all of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii and California. Consistent with our focus of being a Hawaii-based bank, 87% of our loan portfolio was concentrated in the Hawaii market while 13% was concentrated in California as of December 31, 2011.

Our foreign credit exposure as of December 31, 2011 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 12 sets forth the maturity distribution of the loan portfolio at December 31, 2011. Table 13 sets forth the sensitivity of amounts due after one year to changes in interest rates. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 12. Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$45,620	$70,261	$64,823	$180,704
Real estate - construction	115,364	34,453	11,246	161,063
Total	$160,984	$104,714	$76,069	$341,767

At year-end 2011, 47.1% of our commercial and construction loans had maturities of one year or less, decreasing from the prior year’s proportion of 61.6%.  Meanwhile, loans in the one-through-five-years category increased to 30.6% in 2011 from 21.0% at year-end 2010 and loans in the greater-than-five-years category increased to 22.3% from 17.4% due to the aforementioned decrease in the one year or less maturity category.

Table 13. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one
	through	Over five
	five years	years	Total
	(Dollars in thousands)

With fixed interest rates	$53,855	$11,952	$65,807
With variable interest rates	50,859	64,117	114,976
Total	$104,714	$76,069	$180,783

Of the loans with maturities in excess of one year at year-end 2011, 36.4% had fixed interest rates, while 63.6% had variable rates, which compares to 34.8% and 65.2%, respectively, at year-end 2010. The change in mix of fixed and variable rate loans in 2011 reflects the overall decrease in our construction loan portfolio, which is comprised mostly of variable rate loans.

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

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 14. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Average amount of loans outstanding	$2,121,544	$2,716,090	$3,745,964	$4,209,045	$4,021,094

Allowance for loan and lease losses:
Balance at beginning of year	$192,854	$205,279	$119,878	$92,049	$52,280

Charge-offs:
Commercial, financial and agricultural	2,401	7,550	20,168	2,097	5,836
Real estate:
Construction	31,371	126,829	188,581	139,557	6,433
Mortgage - residential	4,347	21,042	16,563	383	379
Mortgage - commercial	1,298	41,280	34,156	-	-
Consumer	2,116	3,242	4,058	3,518	3,544
Leases	10	19	2,182	131	-
Total	41,543	199,962	265,708	145,686	16,192

Recoveries:
Commercial, financial and agricultural	1,805	2,421	453	295	876
Real estate:
Construction	6,518	13,902	450	40	7
Mortgage - residential	1,684	1,016	85	103	232
Mortgage - commercial	383	9,303	26	12	12
Consumer	1,082	1,259	1,294	1,397	1,831
Leases	-	88	-	-	2
Total	11,472	27,989	2,308	1,847	2,960
Net loans charged off	30,071	171,973	263,400	143,839	13,232

Provision (credit) charged to operations	(40,690)	159,548	348,801	171,668	53,001

Balance at end of year	$122,093	$192,854	$205,279	$119,878	$92,049

Ratios:
Allowance for loan and lease losses to loans
and leases outstanding at end of year	5.91%	8.89%	6.75%	2.97%	2.22%

Net loans charged off during year to average
loans and leases outstanding during year	1.42%	6.33%	7.03%	3.42%	0.33%

Our Allowance at December 31, 2011 totaled $122.1 million, which represented a decrease of $70.8 million, or 36.7%, from year-end 2010. When expressed as a percentage of total loans, our Allowance decreased to 5.91% at December 31, 2011, from 8.89% at year-end 2010. The decrease in our Allowance during 2011 was a result of a credit to the Provision of $40.7 million recognized during the year and $30.1 million in net loan charge-offs during the period, concentrated primarily on loans with direct exposure to the commercial construction markets in California and Hawaii.

During 2010, we adjusted the general reserve factors used to calculate the Allowance for our commercial mortgage portfolios both in Hawaii and on the mainland, as well our residential mortgage loan portfolio, including the owner occupied, investor, and home equity segments. Our decision to increase the general reserves established for these loan categories were made after considering various quantitative and qualitative factors. These considerations included, but were not limited to, our recent loss history, a revised assessment of projected national and local economic and market conditions, the potential negative impact that the weak commercial and residential real estate markets may have on these portfolios, and input from our regulators. We did not implement any material enhancements to our reserve factors in 2011.

Our Allowance as a percentage of our nonperforming assets decreased slightly from 63.69% at December 31, 2010 to 62.42% at December 31, 2011. The slight decreases in our Allowance as a percentage of total loans and leases and as a percentage of nonperforming assets from year-end 2010 to year-end 2011 is consistent with the decrease in our nonperforming assets, lower net loan charge-off activity, and is consistent with our belief that we have begun to see signs of stabilization in certain sectors of our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the mainland.

Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen preliminary signs of stabilization, we cannot determine when, or if, the challenging market conditions that we experienced over the past four years will improve and whether or not the recent signs of an economic recovery will continue.

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

During fiscal 2010, we enhanced our existing methodology for computing general reserves to include a more granular segmentation of our loan categories with the recognition of specific risk characteristics by loan type, risk migration history and geography. While our overall Allowance methodology did not change from previous periods, we believe the application of our existing methodology to a more detailed segmentation of our loan portfolio improves the quality of our Allowance calculation to better reflect the risks inherent in each of our loan categories. When segmenting the Company’s loan portfolio, management considers the guidance contained in Accounting Standards Codification (“ASC”) 310-10-55-16 through 310-10-55-18 by grouping loans that contain similar risk characteristics into various loan categories. The loan categories used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio. The factors considered when establishing the Company’s various loan segments include, but are not limited to, the category of the borrower, loan type, geographic location and collateral type.

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

Table 15. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
	for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
	and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)
Commercial, financial and
agricultural	$6,110	8.7%	$13,426	9.6%	$11,026	8.6%	$11,100	9.5%	$5,100	9.3%
Real estate:
Construction	28,630	7.8	76,556	14.5	114,256	26.7	71,800	27.9	60,800	29.5
Mortgage:
Residential	32,736	43.4	31,830	34.4	23,930	27.0	6,600	26.6	6,600	25.0
Commercial	47,729	33.9	64,308	35.0	44,308	31.9	19,100	30.1	10,500	29.8
Consumer	2,335	5.3	3,155	5.2	4,555	4.4	3,900	4.5	4,300	5.1
Leases	553	0.9	1,579	1.3	1,079	1.4	1,300	1.4	700	1.3
Unallocated	4,000	-	2,000	-	6,125	-	6,078	-	4,049	-
Total	$122,093	100.0%	$192,854	100.0%	$205,279	100.0%	$119,878	100.0%	$92,049	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2011 was consistent with that applied in 2010.

The Allowance allocated to commercial loans at year-end 2011 totaled $6.1 million, compared to $13.4 million at year-end 2010, representing 3.4% and 6.4% of total commercial loans, respectively.

The Allowance allocated to construction loans totaled $28.6 million, or 17.8%, of construction loans at year-end 2011, compared to $76.6 million, or 24.4%, of construction loans outstanding at year-end 2010. The decrease in the ending Allowance amount and the Allowance as a percentage of construction loans was primarily due to net charge-offs recorded during 2011 and the significant decreases in the construction loan portfolio and nonaccrual and delinquent construction loans as of year-end 2011.

The Allowance allocated to our residential mortgage loans increased to $32.7 million, or 3.7%, of total residential mortgage loans at December 31, 2011, compared to $31.8 million, or 4.3%, of related loans at year-end 2010. The increase in the Allowance allocated to our residential mortgage loan portfolio reflects the increase in residential mortgage balances during the year.

Commercial mortgage loans were allocated an Allowance of $47.7 million, or 6.8%, of those loans at December 31, 2011, compared to $64.3 million, or 8.5%, of commercial mortgage loans at year-end 2010. The decrease in the Allowance allocated to our commercial mortgage loan portfolio reflects the decrease in commercial mortgage balances during the year.

The allocated Allowance for consumer loans at December 31, 2011 decreased to $2.3 million from $3.2 million in the prior year, representing 2.1% of total consumer loans in 2011, compared to 2.8% in 2010.

We also allocated an Allowance for leases of $0.6 million, or 3.1%, of total leases, compared to $1.6 million, or 5.7%, of total leases as of year-end 2010.

We increased the unallocated portion of the Allowance to $4.0 million at December 31, 2011, compared to $2.0 million at December 31, 2010. Despite the fact that more known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance, we believe that the increase in the unallocated portion of the Allowance was appropriate due to the overall volatility of present and future economic conditions and the inherent uncertainty of the estimates and assumptions incorporated into our assessments of the likelihood and magnitude of potential losses.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 16. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$1,367	$982	$8,377	$1,426	$231
Real estate:
Construction	69,765	182,073	362,557	119,178	61,017
Mortgage - residential	47,128	47,560	55,603	6,162	-
Mortgage - commercial	15,653	14,464	45,847	5,462	293
Consumer	-	225	-	-	-
Leases	-	-	466	335	-
Total nonaccrual loans	133,913	245,304	472,850	132,563	61,541
Other real estate	61,681	57,507	26,954	11,220	-
Total nonperforming assets	195,594	302,811	499,804	143,783	61,541

Accruing loans delinquent for 90 days or more
Commercial, financial & agricultural	-	-	-	-	18
Real estate:
Construction	-	6,550	228	-	-
Mortgage - residential	-	1,800	2,680	582	586
Consumer	28	181	232	488	299
Leases	-	-	152	-	-
Total accruing loans delinquent for 90 days or more	28	8,531	3,292	1,070	903

Restructured loans still accruing interest
Real estate:
Construction	5,170	-	2,745	-	-
Mortgage - residential	3,093	13,401	3,565	-	-
Total restructured loans still accruing interest	8,263	13,401	6,310	-	-

Total nonperforming assets, accruing loans delinquent
for 90 days or more and restructured loans still
accruing interest	$203,885	$324,743	$509,406	$144,853	$62,444

Total nonperforming assets as a percentage of loans
and leases, loans held for sale and other real estate	8.99%	13.18%	15.85%	3.52%	1.47%

Total nonperforming assets and accruing loans delinquent
for 90 days or more as a percentage of loans and
leases, loans held for sale and other real estate	8.99%	13.56%	15.96%	3.55%	1.49%

Total nonperforming assets, accruing loans delinquent for
90 days or more and restructured loans still accruing
interest as a percentage of loans and leases, loans held
for sale and other real estate	9.37%	14.14%	16.16%	3.55%	1.49%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $195.6 million at December 31, 2011, compared to $302.8 million at year-end 2010. Nonperforming assets at December 31, 2011 were comprised of $133.9 million in nonaccrual loans, which included $121.5 million in portfolio loans and $12.4 million in loans classified as held for sale, and $61.7 million in other real estate.

The decrease in 2011 was partially attributable to sales of $69.1 million in loans and property including $26.7 million in Hawaii construction and development loans held for sale, $12.6 million in Hawaii construction and development foreclosed properties, $11.6 million in Hawaii residential mortgage foreclosed properties and $18.2 million in mainland construction and development foreclosed properties.

Also contributing to the decrease were charge-offs of $28.2 million in loans, including $19.4 million in Hawaii construction and development loans, $0.1 million in Hawaii commercial mortgage loans, $2.4 million in Hawaii residential mortgage loans, $0.4 million in Hawaii commercial loans, $5.7 million in mainland construction and development loans, and $0.2 million in mainland commercial mortgage loans and write-downs of loans held for sale and foreclosed properties totaling $7.7 million. In addition, $9.5 million in loans were restored to accrual status.

Offsetting these decreases were additions of $21.9 million in Hawaii construction and development loans, $29.6 million in Hawaii residential mortgage loans, $3.6 million in Hawaii commercial mortgage loans, $1.9 million in Hawaii commercial loans, $9.5 million in mainland construction and development loans, and $6.8 million in mainland commercial mortgage loans.

Loans delinquent for 90 days or more still accruing interest totaled $28 thousand at December 31, 2011, compared to $8.5 million at December 31, 2010.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 17. Distribution of Investment Securities

	December 31,
	2011		2010		2009
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Government sponsored
entities debt securities	$-	$373,177	$-	$201,855	$-	$207,643
States and political subdivisions	-	12,994	500	12,619	500	51,485
U.S. Government sponsored entities
mortgage-backed securities	931	1,097,302	2,328	486,964	4,204	613,088
Corporate securities	-	8,551	-	-	-	-
Non-agency collateralized
mortgage obligations	-	-	-	17	-	46,469
Other	-	970	-	1,062	-	970
Total	$931	$1,492,994	$2,828	$702,517	$4,704	$919,655

Investment securities totaled $1.5 billion at December 31, 2011, increasing by $788.6 million, or 111.8%, from the $705.3 million held at December 31, 2010, which decreased by $219.0 million, or 23.7%, from the $924.4 million at year-end 2009.

In 2011, we sold certain available for sale investment securities and received gross proceeds of $138.0 million. Gross realized gains and losses on the sales of the available for sale investment securities were $1.4 million and $0.1 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

The net increase in investment securities in 2011 was reflective of our intent to deploy a portion of our excess cash and cash equivalents into higher yielding assets.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2011.

Table 18. Maturity Distribution of Investment Portfolio

	Carrying	Weighted
Portfolio Type and Maturity Grouping	value	average yield (1)
	(Dollar in thousands)
Held-to-maturity portfolio:
U.S. Government sponsored entities mortgage-backed securities:
Within one year	$-	-%
After one but within five years	919	3.84
After five but within ten years	12	5.89
After ten years	-	-
Total U.S. Government sponsored entities mortgage-backed securities	931	3.87

Total held-to-maturity portfolio	$931	3.87%

Available-for-sale portfolio:
U.S. Government sponsored entities debt securities:
Within one year	$75,318	0.61%
After one but within five years	285,785	1.05
After five but within ten years	12,074	1.55
After ten years	-	-
Total U.S. Government sponsored entities debt securities	373,177	0.98

States and political subdivisions:
Within one year	-	-
After one but within five years	6,040	7.35
After five but within ten years	1,666	10.04
After ten years	5,288	7.92
Total States and political subdivisions	12,994	7.93

U.S. Government sponsored entities mortgage-backed securities:
Within one year	1,815	4.30
After one but within five years	256	4.54
After five but within ten years	49,211	2.76
After ten years	1,046,020	2.53
Total U.S. Government sponsored entities mortgage-backed securities	1,097,302	2.54

Corporate securities:
Within one year	-	-
After one but within five years	8,551	2.97
After five but within ten years	-	-
After ten years	-	-
Total Corporate securities	8,551	2.97

Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	970	-
Total Other	970	-

Total available-for-sale portfolio	$1,492,994	2.18%

Total investment securities	$1,493,925	2.18%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2011, the weighted average yield of the investment portfolio decreased by 59 bp to 2.18% from the prior year. The decrease in yield reflects the declining interest rate environment throughout 2011.

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

During 2011, our total deposits were $3.4 billion, reflecting an increase of $310.6 million, or 9.9%, from total deposits of $3.1 billion at December 31, 2010. Total deposits at December 31, 2010 decreased by $436.0 million, or 12.2%, over the year-end 2009 balance of $3.6 billion. The increase in deposits in 2011 reflects increases in government-owned time deposits, non-interest bearing demand deposits and savings and money market deposits of $397.3 million, $117.4 million and $46.4 million, respectively, offset by decreases in other time deposits and interest-bearing deposits of $180.3 million and $70.2 million, respectively.

Our core deposits of $2.8 billion at December 31, 2011, decreased by $9.9 million, or 0.4%, from December 31, 2010, which decreased by $155.0 million or 5.3% from December 31, 2009. Core deposits as a percentage of total deposits was 80.9% at December 31, 2011, compared to 89.2% at December 31, 2010, and 82.7% at December 31, 2009.

The table below sets forth information regarding the average deposits and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 69 bp in 2011, while savings and money market and interest-bearing demand deposit rates decreased by 32 bp and 5 bp, respectively. The average rate paid on all deposits in 2011 decreased to 0.30% from 0.64% in 2010 and 1.09% in 2009. The drop in average rates paid in 2011 was attributable to the declining interest rate environment in which we, as well as other financial institutions throughout the country, operated in during 2011.

Table 19. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$675,604	-%	$581,857	-%	$594,888	-%
Interest-bearing demand deposits	539,519	0.09	619,070	0.14	544,910	0.25
Savings and money market deposits	1,117,183	0.18	1,092,378	0.50	1,319,228	0.90
Time deposits	880,234	0.80	965,635	1.49	1,431,785	2.04
Total	$3,212,540	0.30%	$3,258,940	0.64%	$3,890,811	1.09%

We expect overall deposit rates to remain suppressed in 2012 in response to the FRB’s current monetary policy of keeping interest rates low. In addition to the external interest rate environment, the overall direction of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts as part of the Dodd-Frank Act as further described in “Item 1A. Risk Factors.”

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2011.

Table 20. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$34	$-	$-	$-	$34
Long-term debt	50,018	31	-	108,249	158,298
Pension plan obligations	2,560	5,157	5,176	29,756	42,649
Operating leases	7,383	12,325	8,410	24,981	53,099
Purchase obligations	6,035	3,364	336	-	9,735
Total	$66,030	$20,877	$13,922	$162,986	$263,815

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

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $456.4 million at December 31, 2011, an increase of $390.4 million, or 591.0%, from the $66.1 million at December 31, 2010, which decreased by $269.9 million, or 80.3%, from 2009. When expressed as a percentage of total assets, shareholders’ equity increased to 11.0% at December 31, 2011, from 1.7% at December 31, 2010 and 6.9% at December 31, 2009.

The significant increase in shareholders’ equity from 2010 was directly attributable to the completion of the Private Placement, Rights Offering and TARP Exchange during the first half of 2011 as part of our recapitalization plan. Also contributing to the increase was net income of $36.6 million for the year ended December 31, 2011.

Our tangible common equity ratio was 10.63% at December 31, 2011, compared to (2.20)% at December 31, 2010 and 1.68% at December 31, 2009. Our book value per share was $10.93, $(42.18) and $136.50 at year-end 2011, 2010 and 2009, respectively. As mentioned above, the increases in our tangible common equity ratio and book value per share were directly attributable to the completion of the Private Placement, Rights Offering and TARP Exchange, and the $36.6 million in net income recorded in 2011. The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders' equity, less intangible assets (excluding mortgage servicing rights), by total assets, less intangible assets (excluding mortgage servicing rights).

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 21. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2011	2010		2009

Total shareholders' equity	$456,440	$66,052		$335,963
Less: Preferred stock	-	(130,458)		(128,975)
Less: Other intangible assets (excluding mortgage servicing rights)	(19,053)	(21,927)		(127,490)
Tangible common equity	437,387	(86,333)		79,498

Total assets	4,132,865	3,938,051		4,869,522
Less: Other intangible assets (excluding mortgage servicing rights)	(19,053)	(21,927)		(127,490)
Tangible assets	4,113,812	3,916,124		4,742,032

Tangible common equity / Tangible assets	10.63%	(2.20	) %	1.68%

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at ten consecutive quarters, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At December 31, 2011, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $8.5 million.

The FRB has determined that certain cumulative preferred securities having the characteristics of the trust preferred securities qualify as non-controlling interest, and are included in CPF’s Tier 1 capital.

Recovery Plan

As previously discussed, we adopted and implemented a recovery plan in March 2010 in an effort to improve our overall financial health and meet the conditions of the Consent Order and Written Agreement. As part of our recovery plan, we aggressively pursued all available alternatives to improve our capital ratios, including raising a substantial amount of new capital and reducing classified assets. In February 2011, we successfully completed a $325 million capital raise and concurrently exchanged our TARP preferred stock and accrued and unpaid dividends thereon for common stock. Further details about our recovery plan and the progress we have made to date can be found in Note 3 of accompanying consolidated financial statements under the caption “Recovery Plan Progress.”

Capital Requirements

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital. Based on the Board of Directors analysis of our capital needs (including any capital needs arising out of our financial condition and results of operations) and the input of our regulators, we could decide or, our regulators could require us, to raise additional capital.

The Bank MOU requires, among other things, that the bank maintain a minimum leverage capital ratio of at least 8% and does not mandate a total risk-based capital ratio. As of December 31, 2011, the bank was in compliance with the minimum ratio required by the Bank MOU and maintained capital ratios which exceed the minimum levels required to be considered “well-capitalized” for regulatory purposes.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. All of the funds CPF received from the sale of the TARP preferred stock were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. As described above, CPF deferred the payment of dividends on our TARP preferred stock and trust preferred securities (along with interest on the related junior subordinated debentures) beginning in the third quarter of 2009. CPF has not received dividends from the bank since September 2008 and does not anticipate receiving dividends from the bank in the foreseeable future. For further information, see “Dividends – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

As of December 31, 2011, on a stand alone basis, CPF had an available cash balance of approximately $45.6 million in order to meet its ongoing obligations.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2011. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 22. Rate Sensitivity of Assets, Liabilities and Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$180,839	$-	$-	$-	$-	$-	$180,839
Investment securities	60,381	81,186	206,662	666,305	455,380	24,011	1,493,925
Loans held for sale	37,876	-	-	-	-	12,414	50,290
Loans and leases	557,105	180,267	315,170	523,774	368,562	119,569	2,064,447
Federal Home Loan Bank stock	-	-	-	-	-	48,797	48,797
Other assets	-	-	-	-	-	294,567	294,567
Total assets	$836,201	$261,453	$521,832	$1,190,079	$823,942	$499,358	$4,132,865

Liabilities and Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$729,149	$729,149
Interest-bearing deposits	2,068,462	295,570	215,152	116,263	18,932	-	2,714,379
Short-term borrowings	34	-	-	-	-	-	34
Long-term debt	158,253	5	9	31	-	-	158,298
Other liabilities	-	-	-	-	-	64,585	64,585
Equity	-	-	-	-	-	466,420	466,420
Total liabilities and equity	$2,226,749	$295,575	$215,161	$116,294	$18,932	$1,260,154	$4,132,865

Interest rate sensitivity gap	$(1,390,548)	$(34,122)	$306,671	$1,073,785	$805,010	$(760,796)	$-

Cumulative interest rate sensitivity gap	$(1,390,548)	$(1,424,670)	$(1,117,999)	$(44,214)	$760,796	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2011, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change		Estimated Net Interest Income Sensitivity
+200	bp	0.20%
−100	bp	(5.14)%

Table 23. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$180,839	$-	$-	$-	$-	$-	$180,839	$180,839
Weighted average interest rates	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%

Fixed rate investments	$344,184	$424,645	$241,659	$131,503	$143,881	$179,011	$1,464,883	$1,488,818
Weighted average interest rates	2.07%	1.88%	2.26%	2.55%	2.27%	2.67%	2.18%

Variable rate investments	$612	$559	$476	$405	$344	$1,650	$4,046	$4,181
Weighted average interest rates	2.20%	2.25%	2.25%	2.25%	2.25%	2.25%	2.24%

Equity investments	$-	$-	$-	$-	$-	$985	$985	$971
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$342,014	$200,125	$151,966	$86,637	$59,122	$141,077	$980,941	$888,055
Weighted average interest rates	5.47%	5.27%	5.00%	4.89%	4.86%	4.51%	5.13%

Variable rate loans	$427,874	$189,963	$104,477	$71,810	$54,773	$152,916	$1,001,813	$886,697
Weighted average interest rates	4.88%	4.69%	4.55%	4.46%	4.45%	4.43%	4.69%

Total - December 31, 2011	$1,295,523	$815,292	$498,578	$290,355	$258,120	$475,639	$3,633,507	$3,449,561
Total - December 31, 2010	$1,904,666	$490,273	$303,825	$196,809	$135,633	$446,498	$3,477,704	$3,224,197

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,705,551	$-	$-	$-	$-	$-	$1,705,551	$1,705,551
Weighted average interest rates	0.09%	0.00%	0.00%	0.00%	0.00%	0.00%	0.09%

Time deposits	$872,877	$91,976	$25,000	$13,793	$5,136	$46	$1,008,828	$1,012,121
Weighted average interest rates	0.36%	0.87%	1.70%	2.63%	1.27%	0.40%	0.48%

Short-term borrowings	$34	$-	$-	$-	$-	$-	$34	$34
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Long-term debt	$50,018	$20	$11	$-	$-	$108,249	$158,298	$89,646
Weighted average interest rates	0.64%	8.22%	8.22%	0.00%	0.00%	3.18%	2.38%

Total - December 31, 2011	$2,628,480	$91,996	$25,011	$13,793	$5,136	$108,295	$2,872,711	$2,807,352
Total - December 31, 2010	$2,777,545	$230,116	$35,280	$12,103	$14,509	$113,933	$3,183,486	$3,132,220

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources and decreasing our loan-to-deposit ratio from 69.2% at December 31, 2010 to 60.0% at December 31, 2011. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $23.1 million in 2011, $221.4 million in 2010 and $131.1 million in 2009. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $687.2 million in 2011, compared to $755.6 million and $486.0 million provided by investing activities in 2010 and 2009, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2011, 2010 and 2009, net loan principal repayments accounted for $19.4 million, $347.3 million and $328.4 million, respectively, of cash provided by investing activities. Net purchases of investment securities totaled $775.7 million and $123.9 million in 2011 and 2009, respectively, compared to net proceeds received from sales and maturities of investment securities totaling $164.2 million in 2010. Investing activities included proceeds from sales of loans originated for investment of $26.7 million in 2011, $193.4 million in 2010 and $278.6 million in 2009 and other real estate of $42.4 million in 2011, $30.4 million in 2010 and $4.7 million in 2009. Investing activities in 2010 and 2009 also included proceeds from the sale of premises and equipment of $19.7 million and $7.2 million, respectively.

Cash provided by financing activities totaled $130.5 million in 2011, compared to cash used in financing activities totaling $674.7 million in 2010 and $236.5 million in 2009. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2011, we increased net deposits by $310.6 million. Net deposit contraction in 2010 and 2009 resulted in cash outflows of $436.0 million and $342.7 million, respectively. Net cash outflows from short-term debt totaled $202.4 million in 2011, $40.0 million in 2010 and $37.0 million in 2009. Net cash outflows from long-term debt totaled $301.2 million in 2011 and $197.9 million in 2010, compared to $8.9 million of cash inflows in 2009. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily the issuance of preferred and common stock, dividends and stock repurchases totaled $323.5 million in cash flows in 2011, resulting mainly from the Private Placement and Rights Offering, and $134.3 million in cash inflows in 2009, resulting mainly from our participation in the TARP CPP, compared to $0.9 million in cash outflows in 2010.

For the holding company on a stand-alone basis, the primary source of funds in 2011 was the $302.8 million of net proceeds from the Private Placement, of which we subsequently advanced $283.0 million to the bank, and the $18.9 million of net proceeds from the Rights Offering. The primary source of funds in 2009 was the $134.4 million of proceeds received from the issuance of the TARP preferred stock under the TARP CPP, all of which was subsequently advanced to the bank.

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

The bank is a member of and maintained a $753.3 million line of credit with the FHLB as of December 31, 2011. At December 31, 2011, long-term borrowings under this arrangement totaled $50.0 million, compared to $351.3 million in long-term borrowings at December 31, 2010. We did not have any short-term borrowings under this arrangement at December 31, 2011, compared to $200.0 million at December 31, 2010. FHLB advances outstanding at December 31, 2011 were secured by unencumbered investment securities with a fair value of $210.0 million and certain real estate loans totaling $887.0 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2011, approximately $703.3 million was undrawn under this arrangement.

As previously mentioned, during the third quarter of 2011 and the fourth quarter of 2010, the bank paid down long-term borrowings at the FHLB totaling $120.5 million and $106.7 million, respectively, with a weighted average interest rate of 4.36% and 4.78%, respectively. Prepaying these long-term borrowings resulted in the recognition of charges on the early extinguishment of debt totaling $6.2 million and $5.7 million in the third quarter of 2011 and the fourth quarter of 2010, respectively. See Note 14 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term borrowings.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. In September 2011, the FHLB upgraded the bank from a physical possession collateral arrangement to a listing arrangement whereby the bank maintains custody of the loan collateral documentation and is required to submit a monthly file listing loans pledged with certain data fields.

The bank also maintained a $31.0 million line of credit with the Federal Reserve discount window as of December 31, 2011. There were no borrowings under this arrangement at December 31, 2011 and 2010. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $52.4 million. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program. See Note 13 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to continue to improve our risk profile, maintain our capital base, and comply with the provisions of our agreements with the regulators. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The amendments in this ASU supersede certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. This ASU is effective for the Company’s reporting period beginning on January 1, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2012

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$76,233	$61,725
Interest-bearing deposits in other banks	180,839	729,014
Investment securities:
Available for sale, at fair value	1,492,994	702,517
Held to maturity, at amortized cost (fair value of $976 at
December 31, 2011 and $2,913 at December 31, 2010)	931	2,828
Total investment securities	1,493,925	705,345

Loans held for sale	50,290	69,748
Loans and leases	2,064,447	2,169,444
Allowance for loan and lease losses	(122,093)	(192,854)
Net loans and leases	1,942,354	1,976,590

Premises and equipment, net	51,414	57,390
Accrued interest receivable	11,674	11,279
Investment in unconsolidated subsidiaries	12,697	14,856
Other real estate	61,681	57,507
Other intangible assets	41,986	44,639
Bank-owned life insurance	144,474	142,296
Federal Home Loan Bank stock	48,797	48,797
Income tax receivable	2,395	2,223
Other assets	14,106	16,642
Total assets	$4,132,865	$3,938,051

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$729,149	$611,744
Interest-bearing demand	569,371	639,548
Savings and money market	1,136,180	1,089,813
Time	1,008,828	791,842
Total deposits	3,443,528	3,132,947

Short-term borrowings	34	202,480
Long-term debt	158,298	459,803
Other liabilities	64,585	66,766
Total liabilities	3,666,445	3,861,996

Equity:
Preferred stock, no par value, authorized 1,000,000 shares, issued and outstanding
none and 135,000 shares at December 31, 2011 and 2010, respectively	-	130,458
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
41,749,116 and 1,527,000 shares at December 31, 2011 and 2010, respectively	784,539	404,167
Surplus	66,585	63,308
Accumulated deficit	(396,848)	(517,316)
Accumulated other comprehensive income (loss)	2,164	(14,565)
Total shareholders' equity	456,440	66,052
Non-controlling interest	9,980	10,003
Total equity	466,420	76,055
Total liabilities and equity	$4,132,865	$3,938,051

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$107,089	$138,114	$201,573
Interest and dividends on investment securities:
Taxable interest	27,559	19,699	36,392
Tax-exempt interest	738	1,068	4,020
Dividends	12	11	10
Interest on deposits in other banks	1,052	1,862	233
Interest on Federal funds sold and securities purchased under agreements to resell	-	-	9
Total interest income	136,450	160,754	242,237

Interest expense:
Interest on deposits:
Demand	500	885	1,351
Savings and money market	2,044	5,514	11,928
Time	7,066	14,390	29,267
Interest on short-term borrowings	204	1,177	548
Interest on long-term debt	8,815	20,135	24,621
Total interest expense	18,629	42,101	67,715

Net interest income	117,821	118,653	174,522
Provision (credit) for loan and lease losses	(40,690)	159,548	348,801
Net interest income (loss) after provision for loan and lease losses	158,511	(40,895)	(174,279)

Other operating income:
Other service charges and fees	17,239	15,418	14,187
Service charges on deposit accounts	10,024	11,831	15,458
Net gain on sales of residential loans	8,050	8,468	13,582
Income from bank-owned life insurance	4,139	4,809	5,249
Income from fiduciary activities	2,794	3,204	3,759
Investment securities gains (losses)	1,306	831	(74)
Fees on foreign exchange	664	659	584
Loan placement fees	541	391	982
Equity in earnings of unconsolidated subsidiaries	458	468	759
Gain on sale of premises and equipment	-	7,698	3,612
Other than temporary impairment on securities (net of $5,158 recognized in other comprehensive loss for 2009)	-	-	(2,565)
Other	4,966	3,259	1,880
Total other operating income	50,181	57,036	57,413

Other operating expense:
Salaries and employee benefits	63,675	56,613	66,346
Net occupancy	13,793	13,650	13,415
Legal and professional services	13,506	17,840	13,989
Amortization of other intangible assets	7,033	7,061	6,123
Loss on early extinguishment of debt	6,234	5,685	-
Equipment	4,702	5,337	6,081
Write down of assets	4,624	1,460	4,963
Foreclosed asset expense	4,557	8,982	8,651
Computer software expense	3,629	3,625	3,428
Communication expense	3,517	3,985	4,317
Advertising expense	2,961	2,531	3,266
Goodwill impairment	-	102,689	50,000
Other	43,890	37,636	36,297
Total other operating expense	172,121	267,094	216,876

Income (loss) before income taxes	36,571	(250,953)	(333,742)
Income tax benefit	-	-	(19,995)
Net income (loss)	36,571	(250,953)	(313,747)
Preferred stock dividends, accretion of discount and conversion of preferred stock to common stock	(83,897)	8,432	7,946
Net income (loss) available to common shareholders	$120,468	$(259,385)	$(321,693)

Per common share data:
Basic earnings (loss) per share	$3.36	$(171.13)	$(220.56)
Diluted earnings (loss) per share	3.31	(171.13)	(220.56)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2011, 2010 & 2009

				Retained	Accumulated
				Earnings/	Other	Non
	Preferred	Common		(Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit)	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2008	$-	$403,176	$55,963	$63,762	$3,390	$10,049	$536,340

Components of comprehensive loss:
Net loss	-	-	-	(313,747)	-	-	(313,747)
Net change in unrealized gain on investment
securities	-	-	-	-	4,808	-	4,808
Net change in unrealized gain on derivatives	-	-	-	-	(14,811)	-	(14,811)
Minimum pension liability adjustment	-	-	-	-	3,102	-	3,102
Comprehensive loss							(320,648)
Issuance of 135,000 shares of preferred stock and
related warrants, net of costs	127,653	-	6,750	-	-	-	134,403
Preferred stock dividends and accretion	1,322	-	-	(7,946)	-	-	(6,624)
77,475 shares of common stock issued under
common stock offerings and stock plans,
net of costs	-	2,255	-	-	-	-	2,255
1,304 shares of common stock purchased by
directors' deferred compensation plan	-	(76)	-	-	-	-	(76)
Share-based compensation	-	-	362	-	-	-	362
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2009	$128,975	$405,355	$63,075	$(257,931)	$(3,511)	$10,026	$345,989

Components of comprehensive loss:
Net loss	-	-	-	(250,953)	-	-	(250,953)
Net change in unrealized gain on investment
securities	-	-	-	-	(2,966)	-	(2,966)
Net change in unrealized gain on derivatives	-	-	-	-	(7,377)	-	(7,377)
Minimum pension liability adjustment	-	-	-	-	(711)	-	(711)
Comprehensive loss							(262,007)
Preferred stock dividends and accretion	1,483	-	-	(8,432)	-	-	(6,949)
Common stock offerings and stock plan costs	-	(1,182)	-	-	-	-	(1,182)
201 shares of common stock purchased by directors'
deferred compensation plan	-	(6)	-	-	-	-	(6)
Share-based compensation	-	-	233	-	-	-	233
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2010	$130,458	$404,167	$63,308	$(517,316)	$(14,565)	$10,003	$76,055

Components of comprehensive income:
Net income	-	-	-	36,571	-	-	36,571
Net change in unrealized gain on investment
securities	-	-	-	-	21,026	-	21,026
Net change in unrealized gain on derivatives	-	-	-	-	(3,235)	-	(3,235)
Minimum pension liability adjustment	-	-	-	-	(1,062)	-	(1,062)
Comprehensive income							53,300
Preferred stock dividends and accretion	204	-	-	(1,173)	-	-	(969)
5,620,117 shares of common stock issued in exchange
for preferred stock and accrued unpaid dividends	(130,662)	56,201	-	85,070	-	-	10,609
34,599,585 shares of common stock issued under
common stock offerings and stock plans, net of costs	-	324,155	-	-	-	-	324,155
193 net shares of common stock sold by directors'
deferred compensation plan	-	16	-	-	-	-	16
Share-based compensation	-	-	3,277	-	-	-	3,277
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2011	$-	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$36,571	$(250,953)	$(313,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(40,690)	159,548	348,801
Goodwill impairment	-	102,689	50,000
Depreciation and amortization	6,724	7,737	8,410
Gain on sale of premises and equipment	-	(7,698)	(3,612)
Amortization of other intangible assets	7,033	7,061	6,123
Write down of assets	4,624	1,460	4,963
Write down of other real estate, net of gain on sale	528	6,317	8,651
Net amortization of investment securities	9,447	2,802	3,146
Deferred income tax expense	-	-	21,900
Share-based compensation	3,277	233	362
Net loss (gain) on investment securities	(1,306)	(831)	74
Net change in trading securities	-	49,126	-
Other than temporary impairment on securities	-	-	2,565
Net gain on sales of residential loans	(8,050)	(8,468)	(13,582)
Proceeds from sales of loans held for sale	667,052	1,069,104	1,713,391
Originations of loans held for sale	(662,429)	(955,291)	(1,709,681)
Equity in earnings of unconsolidated subsidiaries	(458)	(468)	(759)
Increase in cash surrender value of bank-owned life insurance	(2,337)	(4,554)	(5,234)
Ineffective portion of derivative	-	-	(3,365)
Decrease (increase) in income tax receivable	(172)	37,616	2,561
Net change in other assets and liabilities	3,309	6,003	10,099
Net cash provided by operating activities	23,123	221,433	131,066

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	401,556	333,005	312,021
Proceeds from sales of investment securities available for sale	137,980	439,403	86,205
Purchases of investment securities available for sale	(1,317,112)	(610,081)	(526,043)
Proceeds from maturities of and calls on investment securities held to maturity	1,881	1,843	3,939
Net loan principal repayments	19,435	347,252	328,353
Proceeds from sales of loans originated for investment	26,721	193,390	278,580
Proceeds from sales of other real estate	42,362	30,394	4,749
Proceeds from bank-owned life insurance	158	2,069	794
Proceeds from sale of premises and equipment	-	19,715	7,207
Purchases of premises and equipment	(747)	(1,954)	(6,135)
Distributions from unconsolidated subsidiaries	522	726	582
Contributions to unconsolidated subsidiaries	-	(136)	(4,228)
Net cash provided by (used in) investing activities	(687,244)	755,626	486,024

Cash flows from financing activities:
Net increase (decrease) in deposits	310,581	(435,969)	(342,650)
Proceeds from long-term debt	-	50,000	100,000
Repayments of long-term debt	(301,219)	(247,893)	(91,093)
Net decrease in short-term borrowings	(202,446)	(39,949)	(37,021)
Cash dividends paid on preferred stock	-	-	(2,362)
Net proceeds from issuance of common stock and stock option exercises	323,538	(1,023)	2,255
Net proceeds from issuance of preferred stock and warrants	-	-	134,403
Other, net	-	147	-
Net cash provided by (used in) financing activities	130,454	(674,687)	(236,468)

Net increase (decrease) in cash and cash equivalents	(533,667)	302,372	380,622

Cash and cash equivalents:
At beginning of year	790,739	488,367	107,745
At end of year	$257,072	$790,739	$488,367

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,138	$41,553	$71,596
Income taxes	86	-	1,532
Cash received during the year for:
Income taxes	55	37,993	48,305

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$16	$6	$76
Net reclassification of loans to other real estate	47,064	67,264	27,725
Net transfer of loans to loans held for sale	13,639	74,894	33,850
Net transfer of investment securities available for sale to trading	-	49,126	-
Securitization of residential mortgage loans into available for sale mortgage backed securities	-	-	50,146
Dividends accrued on preferred stock	969	7,096	4,262
Accretion of preferred stock discount	204	1,336	1,322
Preferred stock and accrued unpaid dividends converted to common stock	142,988	-	-
Common stock issued in exchange for preferred stock and accrued unpaid dividends	56,201	-	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. & Subsidiaries (consolidated). When we refer to “Central Pacific Financial Corp.” or to the holding company, we are referring to the parent company on a standalone basis. When we refer to “our bank” or “the bank,” we mean “Central Pacific Bank.”

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

In an effort to improve our overall financial position, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii. Further details about our recovery plan and the progress we have made to date can be found in Note 3.

With respect to our capital raising efforts, we completed a number of key milestones during 2011. We completed our previously announced capital raise of $325 million through a private placement offering (the “Private Placement”) in February 2011.

Concurrently with the Private Placement, in February 2011, the U.S. Treasury (the “Treasury”) agreed to exchange our Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”) purchased by the Treasury under the Troubled Assets Relief Program (“TARP”) and accrued and unpaid dividends thereon for approximately $56.2 million in our common stock (the “TARP Exchange”). The Company and Treasury also agreed to amend the ten-year warrant to purchase shares of common stock (the “TARP Warrant”) issued to the Treasury in connection with the Treasury’s investment in the TARP Preferred Stock to, among other things, reduce the exercise price to the same per share purchase price in the Private Placement.

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

As part of the recapitalization, we also completed a rights offering ( the “Rights Offering”) whereby shareholders of record as of the close of business on February 17, 2011 received transferable rights to purchase newly issued shares of our common stock at a purchase price of $10 per share. The rights provided for the purchase of up to $20.0 million of the Company’s common stock by holders of such rights. The Rights Offering was fully subscribed and completed in May 2011.

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

Our former subsidiary CPHL was merged into the bank in February 2012.

We have a 50% ownership interest in the following mortgage brokerage companies: Pacific Access Mortgage, LLC and Gentry HomeLoans, LLC. These investments are accounted for using the equity method and are included in investment in unconsolidated subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.6 million and $12.1 million, respectively, at December 31, 2011 and $0.7 million and $14.2 million, respectively, at December 31, 2010. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation which is not consolidated in the Company's financial statements.

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

Loans originated with the intent to be held in our portfolio are subsequently transferred to held for sale when our intent to hold for the foreseeable future has changed. At the time of a loan’s transfer to the held for sale account, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the allowance for loan and lease losses.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2011 and 2010, this reserve totaled $6.8 million and $5.0 million, respectively, and is included in other liabilities on our consolidated balance sheets.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is established through provisions for loan and lease losses (the “Provision”) charged against income. Our policy is to charge a loan off in the period in which the loan is deemed to be uncollectible and all interest previously accrued but not collected is reversed against current period interest income. We consider a loan to be uncollectible when it is probable that a loss has been incurred and the Company can make a reasonable estimate of the loss. In these instances, the likelihood of and/or timeframe for recovery of the amount due is uncertain, weak, or protracted. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

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

Our process for determining the reserve for unfunded commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. Reserves for unfunded commitments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.  The reserve for unfunded commitments totaled $7.3 million and $5.6 million at December 31, 2011 and 2010, respectively.

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

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined that an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Hawaii Market reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, we had no goodwill remaining on our consolidated balance sheet. See Note 10 for further information regarding the impairment charge.

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

Share Based Compensation

On January 1, 2006, we adopted the provisions within Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. Under this guidance, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards and we recognize compensation expense for all share-based payment awards on a straight-line basis over their respective vesting period. See Note 16 for further discussion of our stock-based compensation.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information, credit quality indicators and information related to loans modified in a troubled debt restructuring (“TDR”). We adopted this ASU effective January 1, 2011.

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides additional guidance related to determining whether a creditor has granted a concession, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. We adopted this ASU in the Company's reporting period ended September 30, 2011.

The adoption of the pronouncements described above did not have a material impact on our consolidated financial statements.

2.	REGULATORY MATTERS

In May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. The Bank MOU continues a number of the same requirements previously required by the Consent Order, including the maintenance of an adequate allowance for loan and lease losses, improvement of our asset quality, limitations on credit extensions, maintenance of qualified management and the prohibition on cash dividends to Central Pacific Financial Corp. (“CPF”), among other matters. In addition, the Bank MOU requires the bank to further reduce classified assets below the level previously required by the Consent Order. The Bank MOU lowers the minimum leverage capital ratio that the bank is required to maintain from 10% in the Consent Order to 8% and does not mandate a minimum total risk-based capital ratio.

In addition to the lifting of the Consent Order, in November 2011, the separate Memorandum of Understanding (the “BSA MOU”) relating to compliance with the Bank Secrecy Act (the “BSA”) that the bank entered into with the FDIC and DFI on February 9, 2011 was terminated.

In addition to the Bank MOU, the Company continues to be subject to the Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan to maintain the capital requirements of the Bank MOU and cash flow projection.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratio requirements. The requirements and restrictions of the Bank MOU and the Written Agreement are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order, the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirement; and the enforcement of such actions through injunctions or restraining orders.

3.           RECOVERY PLAN PROGRESS

As previously discussed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, aggressively reducing our credit risk exposure and focusing on our core businesses and traditional markets in Hawaii.

In addition to recapitalizing our Company, key elements of the recovery plan included, but were not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries;

•	Shrinking the bank’s balance sheet, including the sale of pledged securities and reducing public deposits and repurchase positions;

•	Reducing the bank’s loan portfolio through paydowns and restructurings; and

•	Lowering operating costs to align with the restructured business model.

Throughout 2010 and 2011, we accomplished several key milestones in our recovery plan, including:

•	On February 18, 2011, we successfully completed the Private Placement and TARP Exchange.

•	On May 6, 2011, we successfully completed a $20 million Rights Offering.

•	In May 2011, the Consent Order was lifted and replaced with the Bank MOU.

•
We significantly improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of December 31, 2011 to 22.94%, 24.24%, and 13.78%, respectively, from 7.64%, 8.98%, and 4.42%, respectively, as of December 31, 2010. Our capital ratios currently exceed the minimum level required by the Bank MOU and are above the levels required for a “well-capitalized” regulatory designation.

•	We reported four consecutive profitable quarters with net income of $36.6 million for the year ended December 31, 2011.

•	We reduced our nonperforming assets by $107.2 million to $195.6 million at December 31, 2011 from $302.8 million at December 31, 2010.

•
We reduced our construction and development loan portfolio (excluding owner-occupied loans) as of December 31, 2011 to $148.4 million, or 7.2% of our total loan portfolio. At December 31, 2010, this portfolio totaled $299.9 million, or 13.8% of our total loan portfolio.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 5.91% at December 31, 2011, compared to 8.89% at December 31, 2010. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 62.42% at December 31, 2011, compared to 63.69% at December 31, 2010.

•	We reduced total outstanding borrowings with the FHLB to $50.0 million at December 31, 2011 from $551.3 million at December 31, 2010.

In addition to the above, see Notes 14 and 15 for further capital preservation initiatives undertaken by management related to the suspension of dividends on common shares, as well as the deferral of interest and dividend payments on the Company’s subordinated debentures and trust preferred securities.

The actions described above are designed to improve the overall financial position of our bank. However, there is no assurance that we will be able to successfully implement the remaining aspects of our recovery plan.

4.	RESERVE REQUIREMENTS

The bank is required by the FRBSF to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2011 and 2010 was $66.3 million and $54.4 million, respectively.

5.	INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2011 and 2010 is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
2011
Held to Maturity:
U.S. Government sponsored entities mortgage-backed securities	$931	$45	$-	$976

Available for Sale:
U.S. Government sponsored entities debt securities	$370,184	$2,993	$-	$373,177
States and political subdivisions	12,265	729	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,077,146	20,981	(825)	1,097,302
Corporate securities	8,403	148	-	8,551
Other	985	-	(15)	970
Total	$1,468,983	$24,851	$(840)	$1,492,994

2010
Held to Maturity:
States and political subdivisions	$500	$4	$-	$504
U.S. Government sponsored entities mortgage-backed securities	2,328	81	-	2,409
Total	$2,828	$85	$-	$2,913

Available for Sale:
U.S. Government sponsored entities debt securities	$202,192	$306	$(643)	$201,855
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	483,647	6,653	(3,336)	486,964
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,057	5	-	1,062
Total	$699,532	$6,964	$(3,979)	$702,517

The amortized cost and estimated fair value of our investment securities at December 31, 2011 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	December 31, 2011
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Mortgage-backed securities	$931	$976

Available for Sale
Due in one year or less	$75,087	$75,319
Due after one year through five years	297,116	300,376
Due after five years through ten years	13,443	13,740
Due after ten years	5,206	5,287
Mortgage-backed securities	1,077,146	1,097,302
Other	985	970
Total	$1,468,983	$1,492,994

Proceeds from sales of investment securities available for sale were $138.0 million, $439.4 million and $86.2 million in 2011, 2010 and 2009, respectively, resulting in gross realized gains of $1.4 million, $9.6 million and $0.6 million in 2011, 2010 and 2009, respectively, and gross realized losses of $0.1 million, $8.8 million, and $0.7 million in 2011, 2010 and 2009, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

Investment securities of $938.0 million and $613.5 million at December 31, 2011 and 2010, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

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

There were a total of 9 and 18 securities in an unrealized loss position at December 31, 2011 and 2010, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2011 and 2010:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At December 31, 2011:
U.S. Government sponsored entities
mortgage-backed securities	$144,520	$(825)	$-	$-	$144,520	$(825)
Other	970	(15)	-	-	970	(15)
Total temporarily impaired securities	$145,490	$(840)	$-	$-	$145,490	$(840)

At December 31, 2010:
U.S. Government sponsored entities
debt securities	$83,973	$(643)	$-	$-	$83,973	$(643)
U.S. Government sponsored entities
mortgage-backed securities	194,756	(3,336)	-	-	194,756	(3,336)
Non-agency collateralized mortgage obligations	17	-	-	-	17	-
Total temporarily impaired securities	$278,746	$(3,979)	$-	$-	$278,746	$(3,979)

The declines in market value were primarily attributable to changes in interest rates and not credit quality.

U.S. Government Sponsored Entities Debt Securities

The unrealized losses on our investment in debt securities issued by U.S. Government sponsored entities were primarily driven by changes in interest rates. All debt securities issued by U.S. Government sponsored entities are rated AA+ according to Standard & Poor’s (“S&P”) and AAA by Moody’s. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the current par value.

U.S. Government Sponsored Entities Mortgage-Backed Securities

The unrealized losses on our investment in U.S. Government sponsored entities mortgage-backed securities were primarily driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. Government.

Non-Agency Collateralized Mortgage Obligations

At December 31, 2010, there was one non-agency collateralized mortgage obligation that was securitized in 1991 with an unpaid principal balance, amortized cost and estimated fair value of $17 thousand, and an unrealized loss of $300. This security was subsequently paid off at par value in 2011.

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

6.           LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2011	2010
	(Dollars in thousands)

Commercial, financial & agricultural	$180,571	$207,900
Real estate:
Construction	161,126	314,530
Mortgage - residential	896,566	747,870
Mortgage - commercial	701,399	761,710
Consumer	108,810	112,950
Leases	17,702	28,163
	2,066,174	2,173,123
Unearned income	(1,727)	(3,679)
Total loans and leases	$2,064,447	$2,169,444

During the year ended December 31, 2011, we transferred five loans, which were non-performing, with a carrying value of $13.6 million, to the held-for-sale category. In addition, we transferred loans with a carrying value of $47.1 million to other real estate. No portfolio loans were sold or purchased during the year ended December 31, 2011. During the year ended December 31, 2010, we transferred 18 loans with a carrying value of $74.9 million, to the held-for-sale category and sold portfolio loans with a carrying value of $173.3 million. In addition, we transferred loans with a carrying value of $67.3 million to other real estate. No loans were purchased during the year ended December 31, 2010.

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2011	2010
	(Dollars in thousands)

Balance, beginning of year	$5,974	$13,007
Additions	1,382	3,543
Repayments	(2,585)	(10,108)
Other	(192)	(468)
Balance, end of year	$4,579	$5,974

Impaired Loans

The following table presents by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company’s impairment method as of December 31, 2011 and 2010:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage- commercial	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2011
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$-	$401	$-	$371	$-	$-	$772
Collectively evaluated for impairment	6,110	28,229	32,736	47,358	2,335	553	117,321
	6,110	28,630	32,736	47,729	2,335	553	118,093
Unallocated							4,000
Total ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$122,093

Loans and leases:
Individually evaluated for impairment	$1,367	$62,569	$50,221	$18,451	$-	$-	$132,608
Collectively evaluated for impairment	179,204	98,557	846,345	682,948	108,810	17,702	1,933,566
	180,571	161,126	896,566	701,399	108,810	17,702	2,066,174
Unearned income	133	(63)	(467)	(1,330)	-	-	(1,727)
Total ending balance	$180,704	$161,063	$896,099	$700,069	$108,810	$17,702	$2,064,447

December 31, 2010
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$81	$18,197	$89	$1,158	$-	$-	$19,525
Collectively evaluated for impairment	13,345	58,359	31,741	63,150	3,155	1,579	171,329
	13,426	76,556	31,830	64,308	3,155	1,579	190,854
Unallocated							2,000
Total ending balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$192,854

Loans and leases:
Individually evaluated for impairment	$485	$144,956	$61,589	$18,004	$-	$-	$225,034
Collectively evaluated for impairment	207,415	169,574	686,281	743,706	112,950	28,163	1,948,089
	207,900	314,530	747,870	761,710	112,950	28,163	2,173,123
Unearned income	80	(745)	(1,609)	(1,404)	(1)	-	(3,679)
Total ending balance	$207,980	$313,785	$746,261	$760,306	$112,949	$28,163	$2,169,444

The following table presents by class, impaired loans as of December 31, 2011 and 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
December 31, 2011
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,107	$1,367	$-
Real estate:
Construction	80,283	47,877	-
Mortgage - residential	57,195	50,221	-
Mortgage - commercial	14,084	13,756	-
Total impaired loans with no related allowance recorded	153,669	113,221	-
Impaired loans with an allowance recorded:
Real estate:
Construction	24,262	14,692	401
Mortgage - commercial	6,188	4,695	371
Total impaired loans with an allowance recorded	30,450	19,387	772
Total	$184,119	$132,608	$772

December 31, 2010
Impaired loans with no related allowance recorded:
Real estate:
Construction	$112,675	$85,571	$-
Mortgage - residential	66,203	58,333	-
Mortgage - commercial	10,917	10,917	-
Total impaired loans with no related allowance recorded	189,795	154,821	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	1,184	485	81
Real estate:
Construction	104,429	59,384	18,197
Mortgage - residential	3,681	3,256	89
Mortgage - commercial	7,746	7,088	1,158
Total impaired loans with an allowance recorded	117,040	70,213	19,525
Total	$306,835	$225,034	$19,525

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of December 31, 2011, 2010 and 2009:

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2011
Commercial, financial & agricultural	$549	$-
Real estate:
Construction	115,612	772
Mortgage - residential	58,262	616
Mortgage - commercial	19,116	469
Total	$193,539	$1,857

December 31, 2010
Commercial, financial & agricultural	$15,517	$-
Real estate:
Construction	242,069	2,082
Mortgage - residential	59,826	-
Mortgage - commercial	51,441	70
Leases	262	-
Total	$369,115	$2,152

December 31, 2009
Commercial, financial & agricultural	$7,535	$112
Real estate:
Construction	186,165	1,690
Mortgage - residential	14,250	-
Mortgage - commercial	18,437	306
Leases	972	-
Total	$227,359	$2,108

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of December 31, 2011 and 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2011
Commercial, financial & agricultural	$180	$80	$-	$1,367	$1,627	$179,077	$180,704
Real estate:
Construction	-	442	-	69,765	70,207	90,856	161,063
Mortgage - residential	2,972	631	-	47,128	50,731	845,368	896,099
Mortgage - commercial	602	-	-	15,653	16,255	683,814	700,069
Consumer	390	79	28	-	497	108,313	108,810
Leases	28	-	-	-	28	17,674	17,702
Total	$4,172	$1,232	$28	$133,913	$139,345	$1,925,102	$2,064,447

December 31, 2010
Commercial, financial & agricultural	$495	$252	$-	$982	$1,729	$206,251	$207,980
Real estate:
Construction	12,551	118	6,550	182,073	201,292	112,493	313,785
Mortgage - residential	4,183	7,494	1,800	47,560	61,037	685,224	746,261
Mortgage - commercial	273	3,169	-	14,464	17,906	742,400	760,306
Consumer	620	444	181	225	1,470	111,479	112,949
Leases	100	-	-	-	100	28,063	28,163
Total	$18,222	$11,477	$8,531	$245,304	$283,534	$1,885,910	$2,169,444

Interest income totaling $0.8 million, $0.4 million and $0.2 million was recognized on nonaccrual loans, including loans held for sale, in 2011, 2010 and 2009, respectively. Additional interest income of $14.2 million, $18.6 million and $18.4 million would have been recognized in 2011, 2010 and 2009, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.7 million, $0.3 million and $0.2 million was collected and recognized on charged-off loans in 2011, 2010 and 2009, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2011 consisted of 96 Hawaii residential mortgage loans with a combined principal balance of $38.9 million, five Hawaii construction and development loans with a combined principal balance of $17.1 million, two Mainland construction and development loans with a combined principal balance of $19.8 million, and one Hawaii commercial loan with a principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $8.3 million of TDRs still accruing interest at December 31, 2011, none of which were more than 90 days delinquent. At December 31, 2010, there were $14.2 million of TDRs still accruing interest, including two residential mortgage loans totaling $0.8 million that were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s Allowance methodology. As a result, the loans modified in a TDR did not have a material affect to our Provision and Allowance during the years ended December 31, 2011 and 2010.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2011 and 2010:

	Number of Contracts	Recorded Investment (as of period end)	Additional Partial Charge-offs
	(Dollars in thousands)
Year ended December 31, 2011
Real estate:
Construction	4	$25,457	$6,310
Mortgage - residential	25	8,828	447
Total	29	$34,285	$6,757

Year ended December 31, 2010
Real estate:
Construction	5	$15,966	$7,187
Mortgage - residential	79	35,072	3,422
Total	84	$51,038	$10,609

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate:
Construction	3	$20,287	3	$6,267
Mortgage - residential	18	7,175	43	17,760
Total	21	$27,462	46	$24,027

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of December 31, 2011 and 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
December 31, 2011
Commercial, financial
& agricultural	$107,419	$6,087	$15,389	$-	$-	$51,676	$(133)	$180,704
Real estate:
Construction	52,882	18,808	84,716	-	-	4,720	63	161,063
Mortgage - residential	62,314	3,823	55,017	-	-	775,412	467	896,099
Mortgage - commercial	557,494	54,170	58,599	-	-	31,136	1,330	700,069
Consumer	4,659	-	79	-	-	104,072	-	108,810
Leases	16,111	327	1,264	-	-	-	-	17,702
Total	$800,879	$83,215	$215,064	$-	$-	$967,016	$1,727	$2,064,447

December 31, 2010
Commercial, financial
& agricultural	$109,619	$22,529	$19,370	$-	$-	$56,382	$(80)	$207,980
Real estate:
Construction	44,488	41,330	215,187	5,789	-	7,736	745	313,785
Mortgage - residential	70,747	17,475	55,533	-	-	604,115	1,609	746,261
Mortgage - commercial	557,511	67,639	97,871	2,883	-	35,806	1,404	760,306
Consumer	5,778	307	769	-	14	106,082	1	112,949
Leases	21,761	4,039	2,363	-	-	-	-	28,163
Total	$809,904	$153,319	$391,093	$8,672	$14	$810,121	$3,679	$2,169,444

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2011 and 2010, we did not have any loans that we considered to be subprime.

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the Allowance were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance, beginning of year	$192,854	$205,279	$119,878
Provision (credit) for loan and lease losses	(40,690)	159,548	348,801
	152,164	364,827	468,679

Charge-offs	(41,543)	(199,962)	(265,708)
Recoveries	11,472	27,989	2,308
Net charge-offs	(30,071)	(171,973)	(263,400)

Balance, end of year	$122,093	$192,854	$205,279

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year Ended December 31, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan
and lease losses	(6,720)	(23,073)	3,569	(15,664)	214	(1,016)	2,000	(40,690)
	6,706	53,483	35,399	48,644	3,369	563	4,000	152,164
Charge-offs	(2,401)	(31,371)	(4,347)	(1,298)	(2,116)	(10)	-	(41,543)
Recoveries	1,805	6,518	1,684	383	1,082	-	-	11,472
Net charge-offs	(596)	(24,853)	(2,663)	(915)	(1,034)	(10)	-	(30,071)
Ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093

Year Ended December 31, 2010
Beginning balance	$11,026	$114,256	$23,930	$44,308	$4,555	$1,079	$6,125	$205,279
Provision (credit) for loan
and lease losses	7,529	75,227	27,926	51,977	583	431	(4,125)	159,548
	18,555	189,483	51,856	96,285	5,138	1,510	2,000	364,827
Charge-offs	(7,550)	(126,829)	(21,042)	(41,280)	(3,242)	(19)	-	(199,962)
Recoveries	2,421	13,902	1,016	9,303	1,259	88	-	27,989
Net charge-offs	(5,129)	(112,927)	(20,026)	(31,977)	(1,983)	69	-	(171,973)
Ending balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance, beginning of year	$19,525	$38,353	$19,185
Provision for loan and lease losses	333	18,249	32,633
Other changes	(19,086)	(37,077)	(13,465)
Balance, end of year	$772	$19,525	$38,353

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2011 and 2010, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the Bank MOU and other regulatory input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $9.9 million and $10.0 million at December 31, 2011 and 2010, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.5 million and $34 thousand on unsold mortgage-backed securities were recorded in AOCI at December 31, 2011 and 2010, respectively.

9.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in thousands)

Land	$9,006	$9,006
Office buildings and improvements	89,846	89,537
Furniture, fixtures and equipment	33,730	33,323
	132,582	131,866
Accumulated depreciation and amortization	(81,168)	(74,476)
Net premises and equipment	$51,414	$57,390

In 2010, we recognized a gain of $7.7 million upon completion of the sale of an office building in Honolulu, Hawaii.

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Net occupancy	$3,641	$3,988	$4,148
Equipment	3,083	3,749	4,262
Total	$6,724	$7,737	$8,410

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the periods presented:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance as of December 31, 2009	$23,401	$20,589	$1,190	$210	$45,390
Additions	-	6,310	-	-	6,310
Amortization	(2,674)	(4,187)	(140)	(60)	(7,061)
Balance as of December 31, 2010	$20,727	$22,712	$1,050	$150	$44,639
Additions	-	4,380	-	-	4,380
Amortization	(2,674)	(4,159)	(140)	(60)	(7,033)
Balance as of December 31, 2011	$18,053	$22,933	$910	$90	$41,986

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(26,589)	$18,053	$44,642	$(23,915)	$20,727
Mortgage servicing rights	46,047	(23,114)	22,933	41,667	(18,955)	22,712
Customer relationships	1,400	(490)	910	1,400	(350)	1,050
Non-compete agreements	300	(210)	90	300	(150)	150
Total	$92,389	$(50,403)	$41,986	$88,009	$(43,370)	$44,639

Based on our other intangible assets held as of December 31, 2011, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2012	$2,674	$3,539	$140	$60	$6,413
2013	2,674	2,932	140	30	5,776
2014	2,674	2,568	140	-	5,382
2015	2,674	2,203	140	-	5,017
2016	2,674	1,859	140	-	4,673
Thereafter	4,683	9,832	210	-	14,725
Total	$18,053	$22,933	$910	$90	$41,986

At December 31, 2011, there were no events or changes in circumstances that would indicate that the assets assigned to our Hawaii Market reporting unit, which includes the entire core deposit premium, were not recoverable.

We have elected to use the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $4.4 million, $6.3 million and $11.7 million in 2011, 2010 and 2009, respectively. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of operations. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)

Fair market value, beginning of period	$23,709	$23,019
Fair market value, end of period	23,149	23,709
Weighted average discount rate	8.5%	8.5%
Weighted average prepayment speed assumption	14.7	13.8

Fair values at December 31, 2011 and 2010 reflected approximately $2.7 billion in loans serviced for others.

11.	DERIVATIVES

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

On September 1, 2009, we terminated the derivative transaction with the counterparty at its then fair market value of $18.0 million. As a result of the termination, we recorded an unrealized gain related to hedge effectiveness of $12.5 million as a component of AOCI and $5.5 million of hedge ineffectiveness as other operating income. The unrealized gain will be recognized into income using the effective yield method over the original contract period, which ends in January 2013. Over the next 12 months, we expect to reclassify $0.4 million of the unrealized gain into earnings.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2011, we were a party to interest rate lock and forward sale commitments on $69.0 million and $33.8 million of mortgage loans, respectively. At December 31, 2010, we were a party to interest rate lock and forward sale commitments on $64.0 million and $40.7 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2011	Fair Value at December 31, 2010	Fair Value at December 31, 2011	Fair Value at December 31, 2010
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$545	$1,035	$443	$523

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Year Ended December 31, 2011
Interest rate contracts	$3,236

Year Ended December 31, 2010
Interest rate contracts	$6,720

Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Year Ended December 31, 2011
Interest rate contracts	Other operating income	$401

Year Ended December 31, 2010
Interest rate contracts	Other operating income	$790

12.	DEPOSITS

Time deposits of $100,000 or more totaled $657.3 million and $336.8 million at December 31, 2011 and 2010, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $3.2 million, $6.3 million and $13.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2011 were as follows (in thousands):

Three months or less	$284,320
Over three through six months	213,723
Over six through twelve months	105,126
2013	36,970
2014	9,946
2015	4,675
2016	2,554
Thereafter	-
Total	$657,314

At December 31, 2011 and 2010, overdrawn deposit accounts totaling $0.7 million and $0.8 million, respectively, have been reclassified as loans on the consolidated balance sheets.

13.	SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days or less are treated as financings, and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to our control. At December 31, 2011 and 2010, we had no securities sold under agreements to repurchase.

At December 31, 2011, other short-term borrowings consist of overdraft balances in due from bank accounts.

At December 31, 2011, our bank had additional unused borrowings available at the Federal Reserve discount window of $31.0 million. As of December 31, 2011, certain commercial real estate and commercial loans totaling $52.4 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

At December 31, 2010, other short-term borrowings consisted of short-term FHLB advances of $200.0 million and the Treasury Tax and Loan balance of $2.5 million, which represents tax payments collected on behalf of the U.S. government. At December 31, 2010, the short-term FHLB advances had an adjustable interest rate of 0.58%. The rate adjusts on a quarterly basis to the three month LIBOR rate plus a spread of 0.28%. Treasury Tax and Loan balances bear market interest rates and are callable at any time. Interest expense on short-term FHLB advances were $0.2 million, $1.1 million and nil in 2011, 2010 and 2009, respectively.

A summary of our short-term borrowings as of December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Securities sold under agreements to repurchase
Amount outstanding at December 31	$-	$-	$239,669
Average amount outstanding during year	-	52,214	129,802
Highest month-end balance during year	-	236,669	263,669
Weighted average interest rate on balances
outstanding at December 31	-	-	0.21%
Weighted average interest rate during year	-	0.21%	0.23%

Other short-term borrowings
Amount outstanding at December 31	$34	$202,480	$2,760
Average amount outstanding during year	35,809	167,608	57,918
Highest month-end balance during year	201,962	202,480	279,725
Weighted average interest rate on balances
outstanding at December 31	0.00%	0.58%	0.00%
Weighted average interest rate during year	0.57%	0.64%	0.43%

14.	LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in thousands)

FHLB advances	$50,049	$351,554
Subordinated debentures	108,249	108,249
	$158,298	$459,803

FHLB Advances

FHLB advances outstanding at December 31, 2011 and 2010 carried weighted average interest rates of 0.65% and 2.75%, respectively. FHLB advances outstanding at December 31, 2011 were secured by unencumbered investment securities with a fair value of $210.0 million and certain real estate loans totaling $887.0 million in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2011, our bank had additional unused FHLB advances available of approximately $703.3 million. Interest expense on FHLB advances were $5.7 million, $17.0 million and $20.7 million in 2011, 2010 and 2009, respectively.

At December 31, 2011, there were no putable FHLB advances outstanding.

In September 2011, the bank prepaid long-term FHLB advances with a weighted average interest rate of 4.36% totaling $120.5 million and, as a result, recognized a charge of $6.2 million on the early extinguishment of this debt.

A similar balance sheet repositioning was completed in December 2010, in which the bank prepaid long-term FHLB advances with a weighted average interest rate of 4.78% totaling $106.7 million and, as a result, recognized a charge of $5.7 million on the early extinguishment of this debt.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver loan documents to the FHLB for the collateral securing advances. In September 2011, the FHLB upgraded the bank from a physical possession collateral arrangement to a listing arrangement. Under a listing arrangement, the bank maintains custody of the loan collateral documentation and is required to submit a monthly file listing loans pledged with certain data fields. At December 31, 2011, there was no maximum borrowing term limit and the bank has a credit line of 20% of total assets.

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

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at ten consecutive quarters, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $8.5 million and $5.1 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2012	$50,018
2013	20
2014	11
2015	-
2016	-
Thereafter	108,249
Total	$158,298

15.	EQUITY

As further discussed in Notes 1 and 3, we completed a number of significant transactions as part of our recapitalization, including:

•
On February 2, 2011, we effected a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specified, the share and per share amounts for historical periods have been restated to give the effect to the Reverse Stock Split.

•
On February 18, 2011, we completed the Private Placement with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (together with Carlyle, the “Lead Investors”) pursuant to investment agreements with each of the Lead Investors and (2) various other investors, including certain of our directors and officers, pursuant to subscription agreements with each of such investors.

•
Concurrently with the closing of the Private Placement, we completed the TARP Exchange whereby 135,000 shares of our TARP Preferred Stock, no par value per share and liquidation preference $1,000 per share, held by the Treasury, and accrued and unpaid dividends thereon were exchanged for 5,620,117 common shares. We also amended the warrant held by the Treasury (the “Amended TARP Warrant”) to, among other things, reduce the exercise price from $255.40 per share to $10 per share. The warrant grants the Treasury the right to purchase 79,288 common shares, subject to adjustment.

•
On May 6, 2011, we completed the Rights Offering which allowed shareholders of record as of the close of business on February 17, 2011 or their transferees to purchase newly issued common shares at $10 per share.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by ASC 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.0 million recorded in other noninterest income during the year ended December 31, 2011.

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

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect to our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). Adoption of the Tax Benefits Preservation Plan was required by our agreements with the Lead Investors.

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF and DFI, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $441.5 million at December 31, 2011, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 60,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during 2011. Although a total of 55,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2011, the Company is not currently permitted to make any repurchases under the terms of the junior subordinated debentures related to the trust preferred securities as a result of the deferral of interest thereon, and does not plan to do so for the foreseeable future.

16.	SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Salaries and employee benefits	$2,409	$319	$276
Directors stock awards	153	55	86
Legal and professional services	55	-	-
Net share-based compensation effect	$2,617	$374	$362

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

In September 2004, we adopted and our shareholders approved the 2004 Stock Compensation Plan (“2004 Plan”) making available 1,500,000 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options will be granted under the 1997 Plan. Optionees may exercise outstanding options granted pursuant to the 1997 Plan until the expiration of the respective options in accordance with the original terms of the 1997 Plan. In May 2007, the 2004 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. In April 2011, the 2004 Plan was amended to increase the number of shares authorized from 1,402,589 to 4,944,831. To satisfy share issuances pursuant to the share-based compensation programs, we issue new shares from the 2004 Plan.

At December 31, 2011, 2010 and 2009, a total of 2,539,341, 57,758 and 64,554 shares, respectively, were available for future grants.

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

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009

Expected volatility	-%	-%	58.0%
Risk free interest rate	-%	-%	2.8%
Expected dividends	-%	-%	0.9%
Expected life (in years)	-	-	5.9
Weighted average fair value	$-	$-	$33.20

No stock options were granted during 2011 and 2010.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2011:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2011	41,934	$432.17
Changes during the year:
Expired	(1,558)	569.18
Forfeited	(210)	182.46
Outstanding at December 31, 2011	40,166	428.16	3.2	$-

Vested and expected to vest at
December 31, 2011	39,010	433.89	3.9	-

Exercisable at December 31, 2011	35,974	458.11	2.7	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2011. During the years ended December 31, 2011, 2010 and 2009, no stock options were exercised.

As of December 31, 2011, the total compensation cost that was not yet recognized related to stock options granted to employees under our stock option plans was approximately $37 thousand, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 0.2 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $17 thousand, $0.2 million and $0.2 million, respectively.

Restricted Stock Awards and Units

Under the 1997 and 2004 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards and units for the year ended December 31, 2011:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	300	$718.00
Changes during the year:
Granted	1,080,841	14.55
Forfeited	(12,547)	14.71
Vested	(53,290)	12.50
Nonvested at December 31, 2011	1,015,304	14.86

Vested and expected to vest at December 31, 2011	1,015,304	14.86

As of December 31, 2011, there was $12.7 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 4.2 years.

Performance Shares and Stock Appreciation Rights

In 2008, we established a Long Term Incentive Plan (“LTIP”) that covered certain executive and senior management personnel. The LTIP was comprised of two components: performance shares and stock appreciation rights (“SARs”). All performance shares and SARs awarded under the LTIP were granted from the 2004 Plan.

No performance shares or SARs were granted under the LTIP during 2011.

Performance Shares

Performance shares granted under the LTIP vested based on both market and service conditions. Market conditions required attainment of specified market-based conditions tied to the market value of our common stock. The service condition required employees to be employed continuously with the Company through March 12, 2011. The fair value of the grant, which was based on the market value of the stock on the grant date, was recognized as compensation over the service period, so long as the grantee met the service condition.

The table below presents activity of performance shares for the year ended December 31, 2011:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	2,442	$377.60
Changes during the year:
Vested	(531)	377.60
Forfeited	(1,911)	377.60
Nonvested at December 31, 2011	-

Stock Appreciation Rights

SARs granted under the LTIP required the achievement of the same market and service conditions as the performance shares described above. Similar to the performance shares, the fair value of the SARs granted were recognized as compensation over the service period, so long as the grantee met the service condition.

Upon exercise of SARs, for each SAR exercised, the grantee was entitled to receive value equal to the difference between the market value of a share on the date of exercise minus the market value of a share on the date of grant. No cash was awarded upon exercise and no fractional shares were issued or delivered.

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

The fair value of SARs granted to employees was estimated using the Black-Scholes option pricing formula.

The table below presents activity of SARs for the year ended December 31, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2011	4,608	$377.60
Changes during the year:
Forfeited	(4,608)	377.60
Outstanding at December 31, 2011	-

17.	PENSION PLANS

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2011	2010
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$33,633	$30,878
Interest cost	1,668	1,790
Actuarial loss	1,014	3,150
Benefits paid	(2,224)	(2,185)
Benefit obligation at December 31	34,091	33,633

Change in plan assets
Fair value of assets at January 1	23,220	22,153
Actual return on plan assets	168	2,484
Employer contributions	1,395	768
Benefits paid	(2,224)	(2,185)
Fair value of assets at December 31	22,559	23,220
Funded status	$(11,532)	$(10,413)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(11,532)	$(10,413)
Components of accumulated other comprehensive income:
Unrecognized net actuarial loss	(19,111)	(18,707)
Net amount recognized	$7,579	$8,294

Benefit obligation actuarial assumptions
Weighted average discount rate	4.8%	5.1%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Components of net periodic cost
Interest cost	$1,668	$1,790	$1,844
Expected return on plan assets	(1,821)	(1,710)	(1,483)
Recognized net loss	2,263	1,962	2,225
Net periodic cost	2,110	2,042	2,586

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain (loss)	(404)	(414)	2,491
Total recognized in other comprehensive income	(404)	(414)	2,491
Total recognized in net periodic cost and other comprehensive income	$2,514	$2,456	$95

Net periodic cost actuarial assumptions
Weighted average discount rate	5.1%	5.9%	6.6%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2012 is approximately $2.3 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2011	2010

Equity securities	62%	49%
Debt securities	32	44
Other	6	7
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of $49 thousand and $50 thousand at December 31, 2011 and 2010, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2011 and 2010 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2011
Money market accounts	$1,869	$-	$-	$1,869
Mutual funds	439	-	-	439
Government obligations	-	3,264	-	3,264
Common stocks	5,376	-	-	5,376
Exchange traded funds	8,494	-	-	8,494
Preferred stocks	226	-	-	226
Corporate bonds and debentures	-	2,891	-	2,891
	$16,404	$6,155	$-	$22,559

December 31, 2010
Money market accounts	$724	$-	$-	$724
Mutual funds	7,425	-	-	7,425
Government obligations	-	3,535	-	3,535
Common stocks	5,317	-	-	5,317
Preferred stocks	554	-	-	554
Corporate bonds and debentures	-	3,482	-	3,482
Limited partnership	-	2,183	-	2,183
	$14,020	$9,200	$-	$23,220

We expect to contribute approximately $1.7 million to our defined benefit retirement plan in 2012.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2012	$2,345
2013	2,361
2014	2,377
2015	2,364
2016	2,387
2017-2021	11,659
Total	$23,493

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. (“CBBI”), we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2011	2010
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$7,755	$7,215
Service cost	-	42
Interest cost	412	435
Actuarial loss	606	278
Benefits paid	(215)	(215)
Benefit obligation at December 31	8,558	7,755

Change in plan assets
Fair value of assets at January 1	-	-
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of assets at December 31	-	-
Funded status	$(8,558)	$(7,755)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(8,558)	$(7,755)
Components of accumulated other comprehensive income:
Unrecognized transition obligation	(198)	(216)
Unamortized prior service cost	(154)	(172)
Unrecognized net actuarial gain (loss)	(304)	320
Net amount recognized	$(7,902)	$(7,687)

Benefit obligation actuarial assumptions
Weighted average discount rate	5.0%	5.4%
Weighted average rate of compensation increase	5.0%	5.0%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Components of net periodic cost
Service cost	$-	$42	$104
Interest cost	412	435	250
Amortization of unrecognized transition obligation	17	17	17
Recognized prior service cost	18	17	18
Recognized net (gain) loss	(17)	(29)	3
Net periodic cost	430	482	392

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain (loss)	(624)	(307)	444
Amortization of prior service cost	18	17	17
Amortization of transition obligation	18	17	18
Total recognized in other comprehensive income	(588)	(273)	479

Total recognized in net periodic cost and other comprehensive income	$1,018	$755	$(87)

Net periodic cost actuarial assumptions
Weighted average discount rate	5.0%	6.1%	5.7%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2012 is as follows (in thousands):

Amortization of transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial gain	4

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2012.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2012	$215
2013	211
2014	208
2015	205
2016	220
2017-2021	1,971
Total	$3,030

18.	401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.4 million, $1.4 million and $1.7 million in 2011, 2010 and 2009, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2011, 2010 and 2009.

19.	OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Rent expense charged to net occupancy	$10,286	$10,195	$10,525
Less sublease income	(74)	(92)	(120)
Net rent expense charged to net occupancy	10,212	10,103	10,405
Rent expense charged to equipment expense	162	191	296
Total net rent expense	$10,374	$10,294	$10,701

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2011:

		Less
	Rental	Sublease	Net Rental
	Commitment	Rental Income	Commitment
	(Dollars in thousands)
Year ending December 31:
2012	$7,383	$(27)	$7,356
2013	6,512	-	6,512
2014	5,813	-	5,813
2015	4,691	-	4,691
2016	3,719	-	3,719
Thereafter	24,981	-	24,981
Total	$53,099	$(27)	$53,072

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2011 (in thousands):

Year ending December 31:
2012	$7,346
2013	6,553
2014	5,529
2015	4,765
2016	3,904
Thereafter	7,299
Total	$35,396

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20.	INCOME AND FRANCHISE TAXES

Components of income tax benefit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Current	Deferred	Total
(Dollars in thousands)
2011:
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

2010:
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

2009:
Federal	$(38,309)	$12,915	$(25,394)
State	(3,586)	8,985	5,399
Total	$(41,895)	$21,900	$(19,995)

Income tax benefit for the periods presented differed from the “expected” tax benefit (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Computed "expected" tax expense (benefit)	$12,802	$(87,834)	$(116,810)
Increase (decrease) in taxes resulting from:
Goodwill impairment (not deductible for tax purposes)	-	35,941	17,500
Tax-exempt interest	(273)	(420)	(1,539)
Other tax-exempt income	(1,441)	(1,669)	(1,827)
Low-income housing and energy tax credits	(1,678)	(8,023)	(1,272)
State income taxes, net of Federal income tax effect,
excluding impact of deferred tax valuation allowance	546	(8,724)	(17,907)
Change in the beginning-of-the-year balance of the
valuation allowance for deferred tax assets
allocated to income tax expense	(9,870)	70,506	101,836
Other	(86)	223	24
Total	$-	$-	$(19,995)

At December 31, 2011, current Federal income taxes receivable was $46 thousand. At December 31, 2010, current Federal income taxes payable was $0.3 million. Current state income taxes receivable was $2.3 million and $2.2 million at December 31, 2011 and 2010, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$42,589	$67,406
Accrued expenses	5,417	5,151
Employee retirement benefits	8,439	8,015
Federal and state tax credit carryforwards	34,616	31,851
Investment write-downs and write-offs	3,021	3,429
Interest on nonaccrual loans	5,703	7,471
Federal and state net operating loss carryforwards	98,409	96,777
Other	25,213	15,441
Total deferred tax assets	$223,407	$235,541

Deferred tax liabilities
Intangible assets	$16,308	$17,232
FHLB stock dividends received	12,345	12,345
Net unrealized gain on derivatives recognized through AOCI	1,959	3,249
Leases	4,494	5,528
Deferred gain on curtailed retirement plan	3,339	3,339
Liability on utilization of state tax credits	7,851	6,860
Other	14,851	8,156
Total deferred tax liabilities	$61,147	$56,709

Deferred tax valuation allowance	$162,260	$178,832

Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $162.3 million and $178.8 million, respectively. The net change in the total valuation allowance was a decrease of $16.6 million and increase of $74.2 million in 2011 and 2010, respectively. Of the total decrease in the valuation allowance in 2011, $9.9 million was recognized as income tax benefit while the remaining $6.7 million was a benefit for AOCI, compared to $70.5 million recognized as income tax expense and $3.7 million charged against AOCI in 2010.

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

At December 31, 2011, the Company had net operating loss carryforwards for Federal income tax purposes of $225.6 million, which are available to offset future Federal taxable income, if any, through 2031. At December 31, 2011, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $239.0 million and $41.4 million, respectively, which are available to offset future state taxable income through 2030 for Hawaii and 2031 for California. In addition, we have state tax credit carryforwards of $23.6 million that do not expire, and federal tax credit carryforwards of $11.0 million, of which $9.3 million expire in 20 years, and $1.7 million do not expire.

As further described in Note 15, to help protect the Company’s tax benefits, the Company implemented the Tax Benefits Preservation Plan on November 23, 2011 and the Protective Charter Amendment on January 26, 2011.

At December 31, 2011, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. We have concluded all U.S. Federal and Hawaii income tax matters for years through 2005.

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of AOCI, net of taxes, for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Available for sale securities:
Unrealized losses due to other-than-temporary impairment related to factors other than credit	$-	$-	$(5,158)
All other unrealized gains	24,011	2,985	11,109
Unrealized holding gains (losses) on derivatives	(10,559)	(7,324)	53
Pension liability adjustments	(11,288)	(10,226)	(9,515)
Accumulated other comprehensive income (loss), net of tax	$2,164	$(14,565)	$(3,511)

Changes in AOCI, net of taxes, for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Available for sale securities:
Change in unrealized gain/loss during the period	$22,190	$(5,357)	$7,858
Reclassification adjustment for gain/loss included in net income	(1,164)	2,391	(3,050)
Change in accumulated gain/loss on effective cash flow hedging derivatives	(3,235)	(7,377)	(14,811)
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(1,062)	(711)	3,102
Change in accumulated other comprehensive income	$16,729	$(11,054)	$(6,901)

22.	EARNINGS (LOSS) PER SHARE

The table below presents the information used to compute basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)

Net income (loss)	$36,571	$(250,953)	$(313,747)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	(83,897)	8,432	7,946
Net income (loss) available to common shareholders	$120,468	$(259,385)	$(321,693)

Weighted average shares outstanding - basic	35,891	1,516	1,459
Dilutive effect of employee stock options and awards	415	-	-
Dilutive effect of deferred salary restricted stock units	16	-	-
Dilutive effect of Treasury warrants	20	-	-
Weighted average shares outstanding - diluted	36,342	1,516	1,459

Basic earnings (loss) per share	$3.36	$(171.13)	$(220.56)
Diluted earnings (loss) per share	$3.31	$(171.13)	$(220.56)

A total of 40,166, 128,677 and 145,152 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2011, 2010 and 2009, respectively, as their effect was antidilutive.

23.	CONTINGENT LIABILITIES AND OTHER COMMITMENTS

In March 2011, the Company and the bank were named as defendants in a putative class action captioned as Gregory and Camila Peterson, individually and on behalf of all others similarly situated, Plaintiffs, v. Central Pacific Bank, Central Pacific Financial Corp. and Doe Defendants 1-50, Defendants, Case No. 11-1-0457-03 VLC, in the First Circuit Court of Hawaii in Honolulu. The complaint asserted claims for unconscionability, conversion, unjust enrichment, and violations of Hawaii’s Uniform Deceptive Trade Practice Act, relating to the bank’s overdraft practices and fees. Plaintiffs sought declaratory relief, restitution, disgorgement, damages, interest, costs and attorneys’ fees. In October 2011, through a mediation process, the Company reached a settlement with the plaintiffs. The settlement received court approval and provides for a payment of $1.2 million into a class settlement fund, the proceeds of which will be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company and the bank. The $1.2 million settlement amount was fully accrued for by the Company as of December 31, 2011 and paid in February 2012.

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

At December 31, 2011 and 2010, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$451,378	$415,005
Standby letters of credit and financial guarantees written	13,159	11,056

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	68,979	63,994
Forward interest rate contracts	33,776	40,658
Forward foreign exchange contracts	547	1,889

25.	FAIR VALUE OF ASSETS AND LIABILITIES

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

	December 31, 2011		December 31, 2010
	Carrying/		Carrying/
	notional	Estimated	notional	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$76,233	$76,233	$61,725	$61,725
Interest-bearing deposits in other banks	180,839	180,839	729,014	729,014
Investment securities	1,493,925	1,493,970	705,345	705,430
Net loans and leases, including loans held for sale	1,992,644	1,908,557	2,046,338	1,985,261
Accrued interest receivable	11,674	11,674	11,279	11,279

Financial liabilities
Deposits:
Noninterest-bearing deposits	729,149	729,149	611,744	611,744
Interest-bearing demand and savings deposits	1,705,551	1,705,551	1,729,361	1,729,361
Time deposits	1,008,828	1,012,121	791,842	793,333
Total deposits	3,443,528	3,446,821	3,132,947	3,134,438
Short-term borrowings	34	34	202,480	202,351
Long-term debt	158,298	89,646	459,803	407,175
Accrued interest payable (included in other liabilities)	10,019	10,019	9,528	9,528

Off-balance sheet financial instruments
Commitments to extend credit	451,378	2,257	415,005	2,075
Standby letters of credit and financial guarantees written	13,159	99	11,056	83
Interest rate options	68,979	515	63,994	(170)
Forward interest rate contracts	33,776	(413)	40,658	682
Forward foreign exchange contracts	547	547	1,889	1,891

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

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$373,177	$-	$373,177	$-
States and political subdivisions	12,994	-	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,097,302	-	1,097,302	-
Corporate	8,551	-	8,551	-
Other	970	970	-	-
Derivatives:
Interest rate contracts	102	-	102	-
Amended TARP warrant	(677)	-	(677)	-
Total	$1,492,419	$970	$1,478,455	$12,994

December 31, 2010
Available for sale securities:
U.S. Government sponsored entities debt securities	$201,855	$-	$201,855	$-
States and political subdivisions	12,619	-	-	12,619
U.S. Government sponsored entities mortgage-backed securities	486,964	-	486,964	-
Non-agency collateralized mortgage obligations	17	-	-	17
Other	1,062	1,062	-	-
Derivatives:
Interest rate contracts	512	-	512	-
Total	$703,029	$1,062	$689,331	$12,636

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale securities	Available for sale non- agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2009	$13,778	$46,469
Principal payments received	(1,159)	(1,052)
Realized net losses included in net loss	-	(7,275)
Unrealized net loss included in other comprehensive loss	-	6,222
Purchases, sales, issuances and settlements, net	-	(44,347)
Balance at December 31, 2010	$12,619	$17
Principal payments received	(354)	(17)
Unrealized net gain included in other comprehensive income	729	-
Balance at December 31, 2011	$12,994	$-

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

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Value	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in thousands)
December 31, 2011
Loans held for sale (1)	$12,414	$-	$12,414	$-	$4,624
Impaired loans (1)	131,836	-	131,836	-	36,566
Other real estate (2)	61,681	-	61,681	-	6,670
					$47,860
December 31, 2010
Loans held for sale (1)	$35,300	$-	$35,300	$-	$1,460
Impaired loans (1)	205,509	-	205,509	-	150,503
Goodwill (3)	-	-	-	-	102,689
Other real estate (2)	57,507	-	57,507	-	7,256
					$261,908
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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Commercial	Hawaii		All
	Real Estate	Market	Treasury	Others	Total
	(Dollars in thousands)
Year ended December 31, 2011:
Net interest income	$26,235	$68,947	$22,639	$-	$117,821
Intersegment net interest income (expense)	(16,303)	61,867	(18,609)	(26,955)	-
Credit (provision) for loan and lease losses	40,957	(267)	-	-	40,690
Other operating income	2,578	39,287	7,312	1,004	50,181
Other operating expense	(16,822)	(92,267)	(7,163)	(55,869)	(172,121)
Administrative and overhead expense allocation	(4,196)	(50,212)	(627)	55,035	-
Net income (loss)	$32,449	$27,355	$3,552	$(26,785)	$36,571

At December 31, 2011
Investment securities	$-	$-	$1,493,925	$-	$1,493,925
Loans and leases (including loans held for sale)	512,051	1,602,686	-	-	2,114,737
Other	13,421	10,437	429,141	71,204	524,203
Total assets	$525,472	$1,613,123	$1,923,066	$71,204	$4,132,865

Year ended December 31, 2010:
Net interest income	$43,632	$68,049	$6,972	$-	$118,653
Intersegment net interest income (expense)	(30,446)	34,084	569	(4,207)	-
Provision for loan and lease losses	(116,416)	(43,132)	-	-	(159,548)
Other operating income	1,007	39,938	8,236	7,855	57,036
Goodwill impairment	-	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(22,182)	(85,078)	(8,059)	(49,086)	(164,405)
Administrative and overhead expense allocation	(5,021)	(40,689)	(426)	46,136	-
Net income (loss)	$(129,426)	$(129,517)	$7,292	$698	$(250,953)

At December 31, 2010
Investment securities	$-	$-	$705,345	$-	$705,345
Loans and leases (including loans held for sale)	699,344	1,539,848	-	-	2,239,192
Other	(49,396)	6,228	958,665	78,017	993,514
Total assets	$649,948	$1,546,076	$1,664,010	$78,017	$3,938,051

Year ended December 31, 2009:
Net interest income	$86,739	$66,939	$20,844	$-	$174,522
Intersegment net interest income (expense)	(49,969)	54,330	(13,525)	9,164	-
Provision for loan and lease losses	(304,076)	(44,725)	-	-	(348,801)
Other operating income	1,198	44,084	7,937	4,194	57,413
Goodwill impairment	-	(50,000)	-	-	(50,000)
Other operating expense (excluding goodwill impairment)	(29,394)	(85,902)	(2,921)	(48,659)	(166,876)
Administrative and overhead expense allocation	(5,072)	(37,068)	(357)	42,497	-
Income taxes	16,588	6,271	(1,795)	(1,069)	19,995
Net income (loss)	$(283,986)	$(46,071)	$10,183	$6,127	$(313,747)

27.	PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2011, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $439.2 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, is prohibited from declaring or paying dividends greater than its retained earnings. As of December 31, 2011, the bank had an accumulated deficit of $441.5 million. For further information, see Note 15.

In December 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and DFI. In May 2011, the Consent Order was lifted and replaced with the Bank MOU, as described in Note 3.

In addition to the Bank MOU, in July 2010, Central Pacific Financial Corp. entered into the Written Agreement with the FRBSF, as described in Note 3.

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

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. At December 31, 2011, each of the Company and the bank was in compliance with the minimum ratios required by the Bank MOU and the levels required for a well-capitalized regulatory designation.

			Minimum required to be		Minimum required
	Actual		adequately capitalized		to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2011:
Tier 1 risk-based capital	$555,315	22.9%	$96,845	4.0%	$145,267	6.0%
Total risk-based capital	586,802	24.2	193,690	8.0	242,112	10.0
Leverage capital	555,315	13.8	161,218	4.0	201,522	5.0

As of December 31, 2010:
Tier 1 risk-based capital	$180,626	7.6%	$94,544	4.0%	$141,815	6.0%
Total risk-based capital	212,259	9.0	189,087	8.0	236,359	10.0
Leverage capital	180,626	4.4	163,454	4.0	204,318	5.0

Central Pacific Bank
As of December 31, 2011:
Tier 1 risk-based capital	$524,057	21.6%	$96,916	4.0%	$145,375	6.0%
Total risk-based capital	555,566	22.9	193,833	8.0	242,291	10.0
Leverage capital	524,057	13.0	161,259	4.0	201,574	5.0

As of December 31, 2010:
Tier 1 risk-based capital	$197,626	8.4%	$94,592	4.0%	$141,888	6.0%
Total risk-based capital	229,271	9.7	189,183	8.0	236,479	10.0
Leverage capital	197,626	4.8	163,500	4.0	204,376	5.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets

	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and cash equivalents	$45,626	$6,000
Investment securities available for sale	970	1,062
Investment in subsidiary bank, at equity in underlying net assets	530,173	188,047
Investment in other subsidiaries, at equity in underlying assets	541	527
Accrued interest receivable and other assets	7,410	6,793
Total assets	$584,720	$202,429

Liabilities and Shareholders' Equity
Long-term debt	$108,249	$108,249
Other liabilities	20,031	28,128
Total liabilities	128,280	136,377

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding
none and 135,000 shares at December 31, 2011 and 2010, respectively	-	130,458
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 41,749,116 and 1,527,000 shares at December 31, 2011 and
2010, respectively	784,539	404,167
Surplus	66,585	63,308
Accumulated deficit	(396,848)	(517,316)
Accumulated other comprehensive income (loss)	2,164	(14,565)
Total shareholders' equity	456,440	66,052

Total liabilities and shareholders' equity	$584,720	$202,429

Central Pacific Financial Corp.
Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income:
Dividends from other subsidiaries	$-	$-	$8
Interest income:
Interest and dividends on investment securities	-	11	18
Interest from subsidiary banks	109	12	52
Other income	1,047	107	220
Total income	1,156	130	298

Expense:
Interest on long-term debt	3,392	3,324	3,884
Other expenses	3,584	6,039	5,984
Total expenses	6,976	9,363	9,868

Loss before income taxes and equity in undistributed income
(loss) of subsidiaries	(5,820)	(9,233)	(9,570)
Income tax expense	-	-	3,121
Loss before equity in undistributed income (loss) of subsidiaries	(5,820)	(9,233)	(12,691)

Equity in undistributed income (loss) of subsidiary bank	42,377	(241,720)	(301,067)
Equity in undistributed income of other subsidiaries	14	-	11
Net income (loss)	$36,571	$(250,953)	$(313,747)

Central Pacific Financial Corp.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$36,571	$(250,953)	$(313,747)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax expense (benefit)	-	(73)	3,947
Equity in (income) loss of subsidiary bank	(42,377)	241,720	301,067
Equity in undistributed income of other subsidiaries	(14)	-	(11)
Share-based compensation	153	56	86
Other, net	4,755	8,904	5,979
Net cash used in operating activities	(912)	(346)	(2,679)

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	-	335	-
Investment in subsidiary bank	(283,000)	-	(135,000)
Net cash provided by (used in) investing activities	(283,000)	335	(135,000)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	-	134,403
Net proceeds from issuance of common stock and stock option exercises	323,538	(1,023)	2,255
Dividends paid	-	-	(2,362)
Other, net	-	147	-
Net cash provided by (used in) financing activities	323,538	(876)	134,296

Net increase (decrease) in cash and cash equivalents	39,626	(887)	(3,383)

Cash and cash equivalents
At beginning of year	6,000	6,887	10,270
At end of year	$45,626	$6,000	$6,887

28.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2011:
Interest income	$34,363	$34,184	$34,330	$33,573	$136,450
Interest expense	6,162	5,205	4,501	2,761	18,629
Net interest income	28,201	28,979	29,829	30,812	117,821
Credit for loan and lease losses	(1,575)	(8,784)	(19,116)	(11,215)	(40,690)
Net interest income after credit for loan
and lease losses	29,776	37,763	48,945	42,027	158,511
Investment securities gains	-	261	-	1,045	1,306
Income before income taxes	4,639	8,211	11,626	12,095	36,571
Net income	4,639	8,211	11,626	12,095	36,571
Basic earnings per share	4.59	0.20	0.28	0.29	3.36
Diluted earnings per share	4.58	0.20	0.28	0.29	3.31

2010:
Interest income	$46,261	$40,100	$38,038	$36,355	$160,754
Interest expense	11,192	10,904	10,669	9,336	42,101
Net interest income	35,069	29,196	27,369	27,019	118,653
Provision for loan and lease losses	58,837	20,412	79,893	406	159,548
Net interest income (loss) after provision
for loan and lease losses	(23,768)	8,784	(52,524)	26,613	(40,895)
Investment securities gains	831	-	-	-	831
Loss before income taxes	(160,219)	(16,105)	(72,544)	(2,085)	(250,953)
Net loss	(160,219)	(16,105)	(72,544)	(2,085)	(250,953)
Basic and diluted loss per share	(107.23)	(12.01)	(49.27)	(2.78)	(171.13)

29.	SUBSEQUENT EVENTS

There were no material subsequent events that have occurred which would require recognition or disclosure in these consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report, or the Evaluation Date. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

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

As of the end of the Company’s 2011 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2011. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s 2012 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s 2012 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s 2012 Proxy Statement.

The following table provides information as of December 31, 2011 regarding securities issued under our equity compensation plans that were in effect during fiscal 2011.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	40,166	$428.16	2,539,341
Equity compensation plans not approved by security holders	—	—	—
Total	40,166	$428.16	2,539,341

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s 2012 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.           Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a) 2.
All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.	Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant *

3.2	Bylaws of the Registrant, as amended (1)

4.1	Form of Amended and Restated Warrant to purchase up to 79,288 shares of Common Stock, issued on February 18, 2011 (2)

4.2
Tax Benefits Preservation Plan, dated as of November 23, 2010, between the Registrant and Wells Fargo Bank, National Association, which includes the Form of Certificate of Designation for the Junior Participating Preferred Stock, Series C, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Terms as Exhibit C (3)

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5) (6)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6) (7)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (6) (7)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (6) (8)

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (6) *

10.7	Form of Restricted Stock Award Agreement (6) (9)

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (6) (10)

10.9	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (6) (11)

Exhibit No.	Document
10.10	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (4) (6)

10.11	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (6) (11)

10.12	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (4) (6)

10.13	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (6) (12)

10.14	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (6)

10.15	The Registrant’s 2004 Annual Executive Incentive Plan (6) (9)

10.16	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (4) (6)

10.17	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (6) (13)

10.18	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (14)

10.19	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Registrant and the Treasury (15)

10.20	Lending Agreement with Federal Reserve Banks effective October 15, 2006 (16)

10.21	Compensation Agreement with John C. Dean dated May 24, 2010 (6) (17)

10.22	Restricted Stock Unit Agreement with John C. Dean dated May 24, 2010 (6) (17)

10.23	Written Agreement by and among the Registrant, Federal Reserve Bank of San Francisco and Hawaii Division of Financial Institutions dated July 2, 2010 (18)

10.24	Compensation Agreement with Lawrence D. Rodriguez dated August 27, 2010 (6) (19)

10.25	Restricted Stock Unit Agreement with Lawrence D. Rodriguez dated August 27, 2010 (6) (19)

10.26	Investment Agreement, dated November 4, 2010, between the Registrant and Carlyle Financial Services Harbor, L.P. (15)

10.27	Investment Agreement, dated November 4, 2010, between the Registrant and ACMO-CPF, L.L.C. (15)

10.28	Employment Agreement with A. Catherine Ngo dated November 23, 2010 (6) (20)

10.29	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (21)

10.30	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (21)

10.31	Form of Subscription Agreement by and between the Registrant and the Additional Investors (22)

10.32	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (23)

Exhibit No.	Document
10.33	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (23)

10.34	Exchange Agreement dated February 17, 2011 between the Registrant and the United States Department of the Treasury (2)

10.35	Memorandum of Understanding, dated May 5, 2011, with the Federal Deposit Insurance Corporation and the Hawaii Department of Financial Institutions (24)

10.36	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (6) (25)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (12)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (12)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Certification of Chief Executive Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

99.2	Certification of Chief Financial Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 0-10777.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.

(2)	Filed as Exhibit 10.1 and Annex A to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2011.

(3)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(4)
Filed as Exhibits 10.1, 10.15, 10.17, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(5)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)	Denotes management contract or compensation plan or arrangement.

(7)	Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(8)	Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(9)	Filed as Exhibits 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(10)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(11)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(12)	Filed as Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008.

(14)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008.

(15)	Filed as Exhibits 10.20, 10.32 and 10.33 to the Registrant’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 1, 2011.

(16)	Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

(17)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2010.

(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2010.

(19)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010.

(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(21)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010.

(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2010.

(23)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011.

(24)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 13, 2011.

(25)	Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2012
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ John C. Dean
John C. Dean President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Dean	President and Chief Executive Officer	February 28, 2012
John C. Dean

/s/ Denis K. Isono	Executive Vice President and Chief Financial Officer	February 28, 2012
Denis K. Isono

/s/ Alvaro J. Aguirre	Director	February 28, 2012
Alvaro J. Aguirre

/s/ James F. Burr	Director	February 28, 2012
James F. Burr

/s/ Christine H. H. Camp	Director	February 28, 2012
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 28, 2012
Earl E. Fry

/s/ Paul J. Kosasa	Director	February 28, 2012
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 28, 2012
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 28, 2012
Colbert M. Matsumoto

/s/ Crystal K. Rose	Director	February 28, 2012
Crystal K. Rose