Form 10-Q
period 2012-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2012-05-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 001-31567

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

The number of shares outstanding of registrant’s common stock, no par value, on May 1, 2012 was 41,739,886 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2012 and December 31, 2011

Consolidated Statements of Income Three months ended March 31, 2012 and 2011

Consolidated Statements of Comprehensive Income Three months ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows Three months ended March 31, 2012 and 2011

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not limited to: the effect of, and our failure to comply with all of the requirements of, the Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Hawaii Division of Financial Institutions (“DFI”), effective May 5, 2011, the Written Agreement with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI, dated July 2, 2010, and any further regulatory orders or regulatory agreements we may become subject to; our ability to continue making progress on our recovery plan; oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and recurring weakness in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality and further losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; the impact of regulatory action on the Company and Central Pacific Bank and legislation affecting the banking industry; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, other regulatory reform, including but not limited to government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common shares; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and due from banks	$69,873	$76,233
Interest-bearing deposits in other banks	57,661	180,839
Investment securities:
Available for sale, at fair value	1,645,952	1,492,994
Held to maturity (fair value of $718 at March 31, 2012 and $976 at December 31, 2011)	704	931
Total investment securities	1,646,656	1,493,925

Loans held for sale	20,459	50,290

Loans and leases	2,082,752	2,064,447
Less allowance for loan and lease losses	114,322	122,093
Net loans and leases	1,968,430	1,942,354

Premises and equipment, net	50,389	51,414
Accrued interest receivable	12,217	11,674
Investment in unconsolidated subsidiaries	11,839	12,697
Other real estate	52,725	61,681
Other intangible assets	41,444	41,986
Bank-owned life insurance	145,060	144,474
Federal Home Loan Bank stock	48,797	48,797
Other assets	32,738	16,501
Total assets	$4,158,288	$4,132,865

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$766,595	$729,149
Interest-bearing demand	610,743	569,371
Savings and money market	1,160,415	1,136,180
Time	970,050	1,008,828
Total deposits	3,507,803	3,443,528

Short-term borrowings	-	34
Long-term debt	108,294	158,298
Other liabilities	64,751	64,585
Total liabilities	3,680,848	3,666,445

Equity:
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
41,747,020 and 41,749,116 shares at March 31, 2012 and December 31, 2011, respectively	784,574	784,539
Surplus	67,561	66,585
Accumulated deficit	(383,370)	(396,848)
Accumulated other comprehensive income (loss)	(1,299)	2,164
Total shareholders' equity	467,466	456,440
Non-controlling interest	9,974	9,980
Total equity	477,440	466,420
Total liabilities and equity	$4,158,288	$4,132,865

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans and leases	$25,008	$28,566
Interest and dividends on investment securities:
Taxable interest	7,614	5,221
Tax-exempt interest	197	184
Dividends	3	3
Interest on deposits in other banks	81	389
Total interest income	32,903	34,363
Interest expense:
Interest on deposits:
Demand	86	132
Savings and money market	299	732
Time	1,073	2,377
Interest on short-term borrowings	-	204
Interest on long-term debt	943	2,717
Total interest expense	2,401	6,162

Net interest income	30,502	28,201
Provision (credit) for loan and lease losses	(4,990)	(1,575)
Net interest income after provision for loan and lease losses	35,492	29,776

Other operating income:
Service charges on deposit accounts	2,316	2,614
Other service charges and fees	4,421	4,058
Income from fiduciary activities	626	761
Equity in earnings of unconsolidated subsidiaries	46	127
Fees on foreign exchange	90	137
Loan placement fees	240	102
Net gain on sales of residential loans	2,977	2,198
Income from bank-owned life insurance	591	1,190
Other	1,925	1,313
Total other operating income	13,232	12,500
Other operating expense:
Salaries and employee benefits	16,626	15,033
Net occupancy	3,266	3,358
Equipment	957	1,130
Amortization of other intangible assets	1,761	1,547
Communication expense	854	881
Legal and professional services	4,057	2,717
Computer software expense	935	883
Advertising expense	869	836
Foreclosed asset expense	(107)	1,985
Write down of assets	1,759	1,565
Other	4,269	7,702
Total other operating expense	35,246	37,637

Income before income taxes	13,478	4,639
Income tax expense	-	-
Net income	13,478	4,639
Preferred stock dividends, accretion of discount and conversion of preferred stock to common stock	-	(83,897)
Net income available to common shareholders	$13,478	$88,536

Per common share data:
Basic earnings per share	$0.32	$4.59
Diluted earnings per share	0.32	4.58
Shares used in computation:
Basic shares	41,631	19,301
Diluted shares	41,839	19,321
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Net income	$13,478	$4,639
Other comprehensive income (loss), net of tax
Net change in unrealized gain on investment securities	(3,480)	991
Net change in unrealized loss on derivatives	(572)	(1,116)
Minimum pension liability adjustment	589	555
Other comprehensive income (loss), net of tax	(3,463)	430
Comprehensive income	$10,015	$5,069

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,478	$4,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(4,990)	(1,575)
Depreciation and amortization	1,544	1,757
Write down of assets	1,759	1,565
Write down of other real estate, net of gain on sale	(33)	534
Amortization of other intangible assets	1,761	1,547
Net amortization of investment securities	3,530	1,433
Share-based compensation	976	128
Net gain on sales of residential loans	(2,977)	(2,198)
Proceeds from sales of loans held for sale	189,500	196,043
Originations of loans held for sale	(158,372)	(179,824)
Equity in earnings of unconsolidated subsidiaries	(46)	(127)
Increase in cash surrender value of bank-owned life insurance	(2,009)	(1,190)
Net change in other assets and liabilities	(17,316)	1,713
Net cash provided by operating activities	26,805	24,445
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	72,665	114,515
Purchases of investment securities available for sale	(232,633)	(488,616)
Proceeds from maturities of and calls on investment securities held to maturity	226	880
Net loan principal repayments (loan originations)	(21,703)	82,376
Proceeds from sale of other real estate	9,533	6,948
Proceeds from bank-owned life insurance	1,423	158
Purchases of premises and equipment	(519)	(344)
Distributions from unconsolidated subsidiaries	428	523
Net cash used in investing activities	(170,580)	(283,560)
Cash flows from financing activities:
Net increase in deposits	64,275	12,516
Repayments of long-term debt	(50,004)	(50,218)
Net decrease in short-term borrowings	(34)	(201,057)
Net proceeds from issuance of common stock and stock option exercises	-	308,317
Net cash provided by financing activities	14,237	69,558

Net decrease in cash and cash equivalents	(129,538)	(189,557)
Cash and cash equivalents at beginning of period	257,072	790,739
Cash and cash equivalents at end of period	$127,534	$601,182

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,787	$6,365
Income taxes	-	7
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$(35)	$(16)
Net reclassification of loans to other real estate	544	6,575
Net transfer of loans to loans held for sale	290	-
Dividends accrued on preferred stock	-	969
Accretion of preferred stock discount	-	204
Preferred stock and accrued unpaid dividends converted to common stock	-	142,988
Common stock issued in exchange for preferred stock and accrued unpaid dividends	-	56,201

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

In addition to the Bank MOU, the Company continues to be subject to a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Bank MOU and the Written Agreement are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order, limitations on our activities, the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirement; and the enforcement of such actions through injunctions or restraining orders.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This ASU is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. We adopted this ASU effective January 1, 2012 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU are to be applied prospectively effective January 1, 2012. We adopted this ASU effective January 1, 2012 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12, which shares the same effective date as ASU 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 and ASU 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU 2011-05 and ASU 2011-12 had no impact on the Company's statements of income and condition.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
March 31, 2012
Available for Sale
U.S. Government sponsored entities debt securities	$369,660	$2,730	$-	$372,390
States and political subdivisions debt securities	39,382	1,083	(257)	40,208
U.S. Government sponsored entities mortgage-backed securities	1,201,277	18,370	(1,813)	1,217,834
Corporate securities	14,257	408	(22)	14,643
Other	845	32	-	877
Total	$1,625,421	$22,623	$(2,092)	$1,645,952

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$704	$14	$-	$718

December 31, 2011
Available for Sale
U.S. Government sponsored entities debt securities	$370,184	$2,993	$-	$373,177
States and political subdivisions debt securities	12,265	729	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,077,146	20,981	(825)	1,097,302
Corporate securities	8,403	148	-	8,551
Other	985	-	(15)	970
Total	$1,468,983	$24,851	$(840)	$1,492,994

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$931	$45	$-	$976

The amortized cost and estimated fair value of investment securities at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$145,091	$145,668
Due after one year through five years	226,590	229,511
Due after five years through ten years	20,555	20,920
Due after ten years	31,063	31,142
Mortage-backed securities	1,201,277	1,217,834
Other	845	877
Total	$1,625,421	$1,645,952

Held to Maturity
Mortage-backed securities	$704	$718

We did not sell any available for sale securities during the first quarter of 2012 and 2011.

Investment securities of $887.8 million and $938.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 19 and nine investment securities which were in an unrealized loss position at March 31, 2012 and December 31, 2011, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At March 31, 2012:
States and political subdivisions debt securities	$18,639	$(257)	$-	$-	$18,639	$(257)
U.S. Government sponsored entities
mortgage-backed securities	241,612	(1,813)	-	-	241,612	(1,813)
Corporate securities	1,810	(22)	-	-	1,810	(22)
Total temporarily impaired securities	$262,061	$(2,092)	$-	$-	$262,061	$(2,092)

At December 31, 2011:
U.S. Government sponsored entities
mortgage-backed securities	$144,520	$(825)	$-	$-	$144,520	$(825)
Other	970	(15)	-	-	970	(15)
Total temporarily impaired securities	$145,490	$(840)	$-	$-	$145,490	$(840)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Commercial, financial and agricultural	$186,851	$180,571
Real estate:
Construction	147,591	161,126
Mortgage - residential	912,212	896,566
Mortgage - commercial	715,105	701,399
Consumer	107,056	108,810
Leases	15,766	17,702
	2,084,581	2,066,174
Unearned income	(1,829)	(1,727)
Total loans and leases	$2,082,752	$2,064,447

During the three months ended March 31, 2012, we transferred one loan, which was non-performing, with a carrying value of $0.3 million, to the held-for-sale category. In addition, we transferred loans with a carrying value of $0.5 million to other real estate. No portfolio loans were sold or purchased during the three months ended March 31, 2012.

During the three months ended March 31, 2011, we did not transfer any loans to the held-for-sale category. In addition, we transferred loans with a carrying value of $6.6 million to other real estate. No portfolio loans were sold or purchased during the three months ended March 31, 2011.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of March 31, 2012 and December 31, 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
March 31, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,092	$7,497	$831	$89	$-	$-	$9,509
Collectively evaluated for impairment	4,209	13,883	32,614	45,822	2,105	180	98,813
	5,301	21,380	33,445	45,911	2,105	180	108,322
Unallocated							6,000
Total ending balance	$5,301	$21,380	$33,445	$45,911	$2,105	$180	$114,322

Loans and leases:
Individually evaluated for impairment	$4,633	$70,538	$50,679	$24,255	$-	$-	$150,105
Collectively evaluated for impairment	182,218	77,053	861,533	690,850	107,056	15,766	1,934,476
	186,851	147,591	912,212	715,105	107,056	15,766	2,084,581
Unearned income	105	(24)	(479)	(1,431)	-	-	(1,829)
Total ending balance	$186,956	$147,567	$911,733	$713,674	$107,056	$15,766	$2,082,752

December 31, 2011
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$-	$401	$-	$371	$-	$-	$772
Collectively evaluated for impairment	6,110	28,229	32,736	47,358	2,335	553	117,321
	6,110	28,630	32,736	47,729	2,335	553	118,093
Unallocated							4,000
Total ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$122,093

Loans and leases:
Individually evaluated for impairment	$1,367	$62,569	$50,221	$18,451	$-	$-	$132,608
Collectively evaluated for impairment	179,204	98,557	846,345	682,948	108,810	17,702	1,933,566
	180,571	161,126	896,566	701,399	108,810	17,702	2,066,174
Unearned income	133	(63)	(467)	(1,330)	-	-	(1,727)
Total ending balance	$180,704	$161,063	$896,099	$700,069	$108,810	$17,702	$2,064,447

The following table presents by class, impaired loans as of March 31, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
March 31, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,038	$339	$-
Real estate:
Construction	38,136	30,231	-
Mortgage - residential	55,468	48,679	-
Mortgage - commercial	21,891	21,097	-
Total impaired loans with no related allowance recorded	116,533	100,346	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	5,729	4,294	1,092
Real estate:
Construction	52,960	40,307	7,497
Mortgage - residential	2,000	2,000	831
Mortgage - commercial	4,195	3,158	89
Total impaired loans with an allowance recorded	64,884	49,759	9,509
Total	$181,417	$150,105	$9,509

December 31, 2011
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,107	$1,367	$-
Real estate:
Construction	80,283	47,877	-
Mortgage - residential	57,195	50,221	-
Mortgage - commercial	14,084	13,756	-
Total impaired loans with no related allowance recorded	153,669	113,221	-
Impaired loans with an allowance recorded:
Real estate:
Construction	24,262	14,692	401
Mortgage - commercial	6,188	4,695	371
Total impaired loans with an allowance recorded	30,450	19,387	772
Total	$184,119	$132,608	$772

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial, financial & agricultural	$2,086	$3	$466	$-
Real estate:
Construction	76,184	645	141,921	135
Mortgage - residential	49,904	57	70,792	413
Mortgage - commercial	18,402	22	6,790	-
Total	$146,576	$727	$219,969	$548

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of March 31, 2012 and December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
March 31, 2012
Commercial, financial & agricultural	$201	$108	$17	$4,633	$4,959	$181,997	$186,956
Real estate:
Construction	-	-	128	70,538	70,666	76,901	147,567
Mortgage - residential	4,843	118	51	45,981	50,993	860,740	911,733
Mortgage - commercial	414	-	-	20,638	21,052	692,622	713,674
Consumer	218	42	12	-	272	106,784	107,056
Leases	-	27	-	333	360	15,406	15,766
Total	$5,676	$295	$208	$142,123	$148,302	$1,934,450	$2,082,752

December 31, 2011
Commercial, financial & agricultural	$180	$80	$-	$1,367	$1,627	$179,077	$180,704
Real estate:
Construction	-	442	-	57,351	57,793	103,270	161,063
Mortgage - residential	2,972	631	-	47,128	50,731	845,368	896,099
Mortgage - commercial	602	-	-	15,653	16,255	683,814	700,069
Consumer	390	79	28	-	497	108,313	108,810
Leases	28	-	-	-	28	17,674	17,702
Total	$4,172	$1,232	$28	$121,499	$126,931	$1,937,516	$2,064,447

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2012 consisted of 95 Hawaii residential mortgage loans with a combined principal balance of $38.1 million, five Hawaii construction and development loans with a combined principal balance of $15.1 million, a Mainland construction and development loan with a principal balance of $13.4 million, a Mainland commercial mortgage loan with a principal balance of $3.2 million, a Hawaii commercial mortgage loan with a principal balance of $0.5 million and four Hawaii commercial loans with a combined principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $10.1 million of TDRs still accruing interest at March 31, 2012, none of which were more than 90 days delinquent. At December 31, 2011, there were $8.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material affect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three months ended March 31, 2012.

The following table presents by class, information related to loans modified in a TDR during the three months ended March 31, 2012 and 2011:

	Number of Contracts	Recorded Investment (as of period end)	Additional Partial Charge-offs
	(Dollars in thousands)
Three months ended March 31, 2012
Real estate:
Mortgage - residential	6	$3,209	$-
Mortgage - commercial	2	6,775	-
Total	8	$9,984	$-

Three months ended March 31, 2011
Real estate:
Construction	1	$5,500	$-
Mortgage - residential	9	2,677	-
Total	10	$8,177	$-

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate:
Mortgage - residential	2	$445	4	$84
Mortgage - commercial	1	3,158	-	-
Total	3	$3,603	4	$84

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of March 31, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
March 31, 2012
Commercial, financial
& agricultural	$122,842	$1,960	$8,434	$-	$-	$53,614	$(105)	$186,955
Real estate:
Construction	52,767	18,941	71,525	-	-	4,358	24	147,567
Mortgage - residential	59,671	1,791	53,689	-	-	797,062	479	911,734
Mortgage - commercial	587,504	49,210	49,065	-	-	29,326	1,431	713,674
Consumer	10,131	-	-	-	9	96,916	-	107,056
Leases	14,380	259	1,127	-	-	-	-	15,766
Total	$847,295	$72,161	$183,840	$-	$9	$981,276	$1,829	$2,082,752

December 31, 2011
Commercial, financial
& agricultural	$107,419	$6,087	$15,389	$-	$-	$51,676	$(133)	$180,704
Real estate:
Construction	52,882	18,808	84,716	-	-	4,720	63	161,063
Mortgage - residential	62,314	3,823	55,017	-	-	775,412	467	896,099
Mortgage - commercial	557,494	54,170	58,599	-	-	31,136	1,330	700,069
Consumer	4,659	-	79	-	-	104,072	-	108,810
Leases	16,111	327	1,264	-	-	-	-	17,702
Total	$800,879	$83,215	$215,064	$-	$-	$967,016	$1,727	$2,064,447

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2012 and December 31, 2011, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the changes in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$122,093	$192,854
Provision (credit) for loan and lease losses	(4,990)	(1,575)
	117,103	191,279

Charge-offs	(3,962)	(18,131)
Recoveries	1,181	4,862
Net charge-offs	(2,781)	(13,269)
Balance, end of period	$114,322	$178,010

Our Provision was a credit of $5.0 million in the three months ended March 31, 2012, compared to a credit of $1.6 million in the three months ended March 31, 2011. The decrease in both our Provision and Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in nonperforming assets and lower levels of net charge-offs.

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended March 31, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	603	(6,049)	792	(1,820)	(170)	(346)	2,000	(4,990)
	6,713	22,581	33,528	45,909	2,165	207	6,000	117,103
Charge-offs	(1,682)	(1,626)	(200)	-	(426)	(28)	-	(3,962)
Recoveries	270	425	117	2	366	1	-	1,181
Net charge-offs	(1,412)	(1,201)	(83)	2	(60)	(27)	-	(2,781)
Ending balance	$5,301	$21,380	$33,445	$45,911	$2,105	$180	$6,000	$114,322

Three Months Ended March 31, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan
and lease losses	(1,318)	(6,986)	329	4,870	(424)	(46)	2,000	(1,575)
	12,108	69,570	32,159	69,178	2,731	1,533	4,000	191,279
Charge-offs	(1,406)	(13,858)	(2,036)	(226)	(605)	-	-	(18,131)
Recoveries	432	3,366	700	39	325	-	-	4,862
Net charge-offs	(974)	(10,492)	(1,336)	(187)	(280)	-	-	(13,269)
Ending balance	$11,134	$59,078	$30,823	$68,991	$2,451	$1,533	$4,000	$178,010

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $9.4 million and $9.9 million at March 31, 2012 and December 31, 2011, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.5 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2012 and December 31, 2011.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the three months ended March 31, 2012:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$18,053	$22,933	$910	$90	$41,986
Additions	-	1,219	-	-	1,219
Amortization	(669)	(1,042)	(35)	(15)	(1,761)
Balance, end of period	$17,384	$23,110	$875	$75	$41,444

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.2 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of mortgage servicing rights was $1.0 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Fair market value, beginning of period	$23,149	$23,709
Fair market value, end of period	23,275	24,316
Weighted average discount rate	8.5%	8.5%
Weighted average prepayment speed assumption	14.0	14.2

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(27,258)	$17,384	$44,642	$(26,589)	$18,053
Mortgage servicing rights	47,266	(24,156)	23,110	46,047	(23,114)	22,933
Customer relationships	1,400	(525)	875	1,400	(490)	910
Non-compete agreements	300	(225)	75	300	(210)	90
	$93,608	$(52,164)	$41,444	$92,389	$(50,403)	$41,986

Based on the core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements held as of March 31, 2012, estimated amortization expense for the remainder of fiscal 2012, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

2012 (remainder)	$2,006	$3,558	$105	$45	$5,714
2013	2,674	4,140	140	30	6,984
2014	2,674	3,560	140	-	6,374
2015	2,674	2,990	140	-	5,804
2016	2,674	2,448	140	-	5,262
2017	2,674	1,983	140	-	4,797
Thereafter	2,008	4,431	70	-	6,509
	$17,384	$23,110	$875	$75	$41,444

We perform an impairment assessment of our other intangible assets whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable.  Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgment and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including the uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2012, we were a party to interest rate lock and forward sale commitments on $86.4 million and $20.7 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Fair Value at March 31, 2012	Fair Value at December 31, 2011
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$432	$545	$177	$443

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended March 31, 2012
Interest rate contracts	$571

Three Months Ended March 31, 2011
Interest rate contracts	1,116

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended March 31, 2012
Interest rate contracts	Other operating income	$153

Three Months Ended March 31, 2011
Interest rate contracts	Other operating income	279

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At March 31, 2012, our bank maintained a $32.0 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of March 31, 2012, certain commercial and commercial real estate loans totaling $52.0 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

The bank is a member of and maintained an $841.9 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of March 31, 2012. Long-term borrowings under this arrangement totaled $45,000 at March 31, 2012, compared to $50.0 million at December 31, 2011. There were no short-term borrowings under this arrangement at March 31, 2012 and December 31, 2011.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. In September 2011, the FHLB removed the physical possession requirement and replaced it with a listing arrangement whereby the bank now only needs to provide the FHLB with a monthly list of pledged assets that will be used to secure all advances. At March 31, 2012 the bank’s pledged assets to the FHLB included investment securities with a fair value of $192.3 million and certain real estate loans totaling $1.0 billion. The FHLB discounts the fair value of pledged assets, resulting in total borrowing capacity of $841.9 million, all of which was undrawn at March 31, 2012.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at 11 consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $9.4 million and $8.5 million at March 31, 2012 and December 31, 2011, respectively.

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

The TARP Exchange resulted in a non-cash increase in net income available to common shareholders of $85.1 million in the first quarter of 2011 as the book value of the preferred stock plus accrued and unpaid dividends was greater than the estimated fair value of the common stock issued to the Treasury of $56.2 million and the fair value of the Amended TARP Warrant at the time of the TARP Exchange. This accounting treatment had no effect on our total shareholders’ equity or our regulatory capital position.

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $0.5 million and $1.0 million recorded in other noninterest income during the first quarter of 2011 and year ended December 31, 2011, respectively. From January 1, 2012 to March 31, 2012, this instrument’s estimated fair value slightly increased, which resulted in the recognition of $24,000 recorded in other noninterest expense during the first quarter of 2012.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings. The Treasury continues to hold the above mentioned warrant to purchase 79,288 shares of our common stock.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF and DFI, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $426.1 million at March 31, 2012, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the three months ended March 31, 2012:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2012	40,166	$428.16
Changes during the period	-
Outstanding at March 31, 2012	40,166	428.16

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	1,015,304	$14.86
Changes during the period:
Granted	19,007	13.62
Vested	(16,057)	26.73
Forfeited	(32,530)	14.71
Nonvested at March 31, 2012	985,724	14.65

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Net unrealized gain on available for sale investment securities	$20,531	$24,011
Net unrealized loss on derivatives	(11,131)	(10,559)
Pension adjustments	(10,699)	(11,288)
Accumulated other comprehensive income (loss), net of tax	$(1,299)	$2,164

14.  PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

Interest cost	$398	$417
Expected return on assets	(447)	(457)
Amortization of unrecognized loss	581	550
Net periodic cost	$532	$510

The fair values of the defined benefit retirement plan as of March 31, 2012 and December 31, 2011 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2012
Money market accounts	$1,690	$-	$-	$1,690
Mutual funds	454	-	-	454
Government obligations	-	3,289	-	3,289
Common stocks	6,129	-	-	6,129
Exchange traded funds	9,462	-	-	9,462
Preferred stocks	278	-	-	278
Corporate bonds and debentures	-	3,080	-	3,080
	$18,013	$6,369	$-	$24,382

December 31, 2011
Money market accounts	$1,869	$-	$-	$1,869
Mutual funds	439	-	-	439
Government obligations	-	3,264	-	3,264
Common stocks	5,376	-	-	5,376
Exchange traded funds	8,494	-	-	8,494
Preferred stocks	226	-	-	226
Corporate bonds and debentures	-	2,891	-	2,891
	$16,404	$6,155	$-	$22,559

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

Service cost	$-	$-
Interest cost	107	103
Amortization of unrecognized transition obligation	4	4
Amortization of prior service cost	5	5
Amortization of unrecognized gain	(1)	(4)
Net periodic cost	$115	$108

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at March 31, 2012 and December 31, 2011 was $159.1 million and $162.3 million, respectively. The $3.2 million decrease in our valuation allowance during the first quarter of 2012 was attributable to a decrease in our net deferred tax assets resulting from the net operating income recognized in the first quarter of 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011

Net income	$13,478	$4,639
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	(83,897)
Net income available to common shareholders	$13,478	$88,536

Weighted average shares outstanding - basic	41,631	19,301
Dilutive effect of employee stock options and awards	127	-
Dilutive effect of deferred salary restricted stock units	60	-
Dilutive effect of Treasury warrants	21	20
Weighted average shares outstanding - diluted	41,839	19,321

Basic earnings per share	$0.32	$4.59
Diluted earnings per share	$0.32	$4.58

A total of 40,166 and 41,934 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2012 and 2011, respectively, as their effect was antidilutive.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2012
Financial assets
Cash and due from banks	$69,873	$69,873	$69,873	$-	$-
Interest-bearing deposits in other banks	57,661	57,661	57,661	-	-
Investment securities	1,646,656	1,646,670	877	1,632,560	13,233
Loans held for sale	20,459	20,459	-	10,734	9,725
Net loans and leases	1,968,430	1,939,036	-	140,596	1,798,440
Accrued interest receivable	12,217	12,217	12,217	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	766,595	766,595	766,595	-	-
Interest-bearing demand and savings deposits	1,771,158	1,771,158	1,771,158	-	-
Time deposits	970,050	973,752	-	-	973,752
Long-term debt	108,294	39,609	-	39,609	-
Accrued interest payable (included in other liabilities)	10,633	10,633	10,633	-	-

Off-balance sheet financial instruments
Commitments to extend credit	471,057	2,355	-	2,355	-
Standby letters of credit and financial guarantees written	13,173	99	-	99	-
Interest rate options	86,365	246	-	246	-
Forward interest rate contracts	20,715	9	-	9	-
Forward foreign exchange contracts	585	30	-	30	-

December 31, 2011
Financial assets
Cash and due from banks	$76,233	$76,233	$76,233	$-	$-
Interest-bearing deposits in other banks	180,839	180,839	180,839	-	-
Investment securities	1,493,925	1,493,970	970	1,480,006	12,994
Loans held for sale	50,290	50,290	-	12,414	37,876
Net loans and leases	1,942,354	1,858,267	-	131,836	1,726,431
Accrued interest receivable	11,674	11,674	11,674	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	729,149	729,149	729,149	-	-
Interest-bearing demand and savings deposits	1,705,551	1,705,551	1,705,551	-	-
Time deposits	1,008,828	1,012,121	-	-	1,012,121
Short-term borrowings	34	34	-	34	-
Long-term debt	158,298	89,646	-	89,646	-
Accrued interest payable (included in other liabilities)	10,019	10,019	10,019	-	-

Off-balance sheet financial instruments
Commitments to extend credit	451,378	2,257	-	2,257	-
Standby letters of credit and financial guarantees written	13,159	99	-	99	-
Interest rate options	68,979	515	-	515	-
Forward interest rate contracts	33,776	(413)	-	(413)	-
Forward foreign exchange contracts	547	1	-	1	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2012
Available for sale securities:
U.S. Government sponsored entities debt securities	$372,390	$-	$372,390	$-
States and political subdivisions debt securities	40,208	-	26,975	13,233
U.S. Government sponsored entities mortgage-backed securities	1,217,834	-	1,217,834	-
Corporate securities	14,643	-	14,643	-
Other	877	877	-	-
Derivatives:
Interest rate contracts	255	-	255	-
Amended TARP Warrant	(701)	-	(701)	-
Total	$1,645,506	$877	$1,631,396	$13,233

December 31, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$373,177	$-	$373,177	$-
States and political subdivisions debt securities	12,994	-	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,097,302	-	1,097,302	-
Corporate securities	8,551	-	8,551	-
Other	970	970	-	-
Derivatives:
Interest rate contracts	102	-	102	-
Amended TARP Warrant	(677)	-	(677)	-
Total	$1,492,419	$970	$1,478,455	$12,994

For the three months ended March 31, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale states and political subdivisions debt securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2011	$12,994	$-
Principal payments received	(95)	-
Unrealized net gain included in other comprehensive income	334	-
Balance at March 31, 2012	$13,233	$-

Balance at December 31, 2010	$12,619	$17
Principal payments received	(89)	-
Balance at March 31, 2011	$12,530	$17

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $13.2 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of March 31, 2012, the weighted average discount rate utilized was 4.49%, which was derived by incorporating a credit spread over the London Interbank Offered Rate swap curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2012
Loans held for sale (1)	$10,734	$-	$10,734	$-
Impaired loans (1)	140,596	-	140,596	-
Other real estate (2)	52,725	-	52,725	-

December 31, 2011
Loans held for sale (1)	$12,414	$-	$12,414	$-
Impaired loans (1)	131,836	-	131,836	-
Other real estate (2)	61,681	-	61,681	-

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.
Fair value is generally based upon independent market prices or appraised values of the collateral.

18.  SEGMENT INFORMATION

Due to recent changes in our organizational structure, in the first quarter of 2012, we changed our reportable segments to better align our segments with how management reviews and monitors the performance of the Company’s financial results. We now have the following three reportable segments: Banking Operations, Treasury and All Others. These segments are consistent with our internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

The Banking Operations segment includes construction and real estate development lending, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services, retail brokerage services and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations or Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties.

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended March 31, 2012:
Net interest income	$23,237	$7,265	$-	$30,502
Intersegment net interest income (expense)	12,416	(5,857)	(6,559)	-
Credit for loan and lease losses	4,990	-	-	4,990
Other operating income	12,336	1,086	(190)	13,232
Other operating expense	(21,844)	(398)	(13,004)	(35,246)
Administrative and overhead expense allocation	(12,754)	(196)	12,950	-
Net income (loss)	$18,381	$1,900	$(6,803)	$13,478

Three months ended March 31, 2011:
Net interest income	$24,424	$3,777	$-	$28,201
Intersegment net interest income (expense)	10,426	(1,223)	(9,203)	-
Credit for loan and lease losses	1,575	-	-	1,575
Other operating income	10,375	1,639	486	12,500
Other operating expense	(25,446)	(89)	(12,102)	(37,637)
Administrative and overhead expense allocation	(11,702)	(125)	11,827	-
Net income (loss)	$9,652	$3,979	$(8,992)	$4,639

At March 31, 2012:
Investment securities	$-	$1,646,656	$-	$1,646,656
Loans and leases (including loans held for sale)	2,082,752	-	-	2,082,752
Other	40,400	304,323	84,157	428,880
Total assets	$2,123,152	$1,950,979	$84,157	$4,158,288

At December 31, 2011:
Investment securities	$-	$1,493,925	$-	$1,493,925
Loans and leases (including loans held for sale)	2,114,737	-	-	2,114,737
Other	23,858	429,141	71,204	524,203
Total assets	$2,138,595	$1,923,066	$71,204	$4,132,865

19.  LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

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

Regulatory Actions

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

In addition to the Bank MOU, the Company continues to be subject to a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that our Board of Directors fully utilize the Company's financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We believe that we are in compliance in all material respects with the material terms of the Bank MOU and the Written Agreement and are meeting the timeline for compliance set out in such agreements subject to our continuing efforts to improve core earnings and reduce the level of our nonperforming assets. However, we cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Bank MOU and the Written Agreement are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

Through March 31, 2012, we accomplished a number of key milestones in our recovery plan, including:

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

•
We improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of March 31, 2012 to 22.83%, 24.13%, and 14.03%, respectively, from 21.34%, 22.67%, and 12.64%, respectively, as of March 31, 2011. Our capital ratios currently exceed the minimum level required by the Bank MOU and are above the levels required for a “well-capitalized” regulatory designation.

•
Maintained positive momentum from our turnaround in 2011 as we reported a fifth consecutive profitable quarter with net income of $13.5 million in the first quarter of 2012 and $4.6 million, $8.2 million, $11.6 million and $12.1 million in the first, second, third and fourth quarters of 2011, respectively.

•	We had no outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) at March 31, 2012 compared to $301.0 million at March 31, 2011.

We intend to continue to execute on our recovery plan and focus on, among other things, improving our asset quality, increasing profitability from our banking operations, enhancing our cross-selling of products and services to our customers, improving our efficiency ratio and operating efficiencies and effectively competing in the Hawaii market.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The following discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2012.

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

In the first quarter of 2012, we recorded a credit to the Provision of $5.0 million. We had an Allowance as a percentage of total loans and leases of 5.49% at March 31, 2012, compared to 5.91% at December 31, 2011. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could begin to deteriorate further. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

Additionally, when establishing our Allowance, we make certain assumptions and judgments with respect to the quality of our loan portfolio. As the economy began to deteriorate in the second half of 2007 and real estate values declined, we found that many of the assumptions and judgments that we made at the time needed to be materially changed in subsequent periods, which resulted in rapid negative credit migration and substantial losses in fiscal years 2008 though 2010. Because of the potential volatility that still exists in the marketplace, we are not able to predict the potential increases that we may need to incur in our Allowance if real estate values do not improve or continue to decline in the markets that we serve, or if the financial condition of our borrowers declines as a result of their continued exposure to the real estate markets and other financial stresses.

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

When a construction or commercial real estate loan is transferred to the held for sale category, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the Allowance. In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of income in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in our consolidated statement of income in other operating expense.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we could have repurchase obligations. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At March 31, 2012 and December 31, 2011, this reserve totaled $6.8 million, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through March 31, 2012 were approximately $3.5 billion and $3.0 billion, respectively. Outstanding balances for agency and non-agency (estimated) for vintages 2005 through 2012 as of March 31, 2012 were $2.6 billion and $1.5 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of March 31, 2012 total approximately $151.4 million.

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

Loans repurchased during the three months ended March 31, 2012 totaled approximately $1.6 million. In the first quarter of 2012, additional reserves were established as an unallocated component in recognition of the recent emergence of make-whole demands. Based on recent investor requests, additional make-whole demands are anticipated. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands.

Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Three months ended March 31, 2012

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	-	-	-	-	-	-	-	-
2006	-	-	-	-	-	-	-	-
2007	4	-	3	1	2	-	1	1
2008	4	-	1	3	1	-	-	1
2009	-	-	-	-	-	-	-	-
2010	-	-	-	-	-	-	-	-
2011	3	-	-	3	-	-	-	-
2012	-	-	-	-	-	-	-	-
Total	11	-	4	7	3	-	1	2

[1] Based on repurchase requests received between January 1, 2012 and March 31, 2012.

The reserve for residential mortgage loan repurchase losses of $6.8 million at March 31, 2012 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents an increase of $37,000 from December 31, 2011. The table below shows changes in the repurchase losses liability since initial establishment.

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$6,802	$5,014	$5,014	$183	$22
Change in estimate	628	573	4,980	6,071	161
Utilizations	(591)	-	(3,192)	(1,240)	-
Balance, end of period	$6,839	$5,587	$6,802	$5,014	$183

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

Other Intangible Assets

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements.  We perform an impairment assessment of our other intangible assets whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable.  Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgment and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including the uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

An increase in the discount rate or asset return rate would reduce pension expense in 2012, while a decrease in the discount rate or asset return rate would have the opposite effect. A 0.25% change in the discount rate assumption would impact 2012 pension expense by less than $0.1 million and year-end 2011 pension liability by $0.9 million, while a 0.25% change in the asset return rate would impact 2012 pension expense by less than $0.1 million.

Financial Summary

Net income for the first quarter of 2012 was $13.5 million, or $0.32 per diluted share, compared to $4.6 million, or $4.58 per diluted share, for the first quarter of 2011. Our net income per diluted share for the first quarter of 2011 included the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange.

Our net income in the first quarter of 2012 was driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded commitments, were reduced from a charge of $1.7 million in the first quarter of 2011, to a credit of $5.1 million in the first quarter of 2012.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $18.8 million and $21.6 million for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended
	March 31,
	2012	2011

Return on average assets	1.31%	0.47%
Return on average shareholders' equity	11.66	9.34
Return on average tangible equity	12.15	10.48
Basic earnings per common share	$0.32	$4.59	*
Diluted earnings per common share	0.32	4.58	*

* Includes the impact of a one-time accounting adjustment totaling $85.1 million related to the TARP Exchange.

Material Trends

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

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including concerns over the European sovereign debt crisis. In addition, growing U.S. government indebtedness, a large budget deficit, and concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future spending levels by as much as $2.4 trillion over the next 10 years. On August 5, 2011, Standard and Poor’s (“S&P”) downgraded the U.S. long-term debt rating from its AAA rating to AA+. On August 8, 2011, S&P downgraded from AAA to AA+ the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. While the potential effects of these downgrades cannot be fully known, we expect that such downgrades will raise borrowing costs and adversely impact the mortgage and housing markets.

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by conditions in the banking industry, macro economic conditions and the real estate markets in Hawaii. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by declining gross state product, high unemployment and declining personal income.

In 2011, we saw signs of improvement in Hawaii’s general economic conditions. Tourism remains Hawaii’s most significant economic driver. Hawaii’s visitor industry showed strong growth in 2011 and hopes to continue this trend in 2012. According to the Hawaii Tourism Authority (“HTA”), 1.9 million visitors visited the state in the first three months of 2012. This was an increase of 8.6% from the number of visitor arrivals in the first three months of 2011. The HTA also reported that total spending by air visitors increased to $3.6 billion in the first three months of 2012, an increase of $433.6 million, or 13.7%, from the first three months of 2011. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 5.6% and 5.8% in 2012, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to its lowest level in three years at 6.4% in March 2012, compared to 6.6% in March 2011. In addition, Hawaii’s unemployment rate in March 2012 of 6.4% remained below the national seasonally adjusted unemployment rate of 8.2%. DBEDT projects real personal income and real gross state product to grow by a modest 1.2% and 1.7%, respectively, in 2012.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased 1.3% for single-family homes and 6.0% for condominiums for the three months ended March 2012 compared to the three months ended March 2011. The median sales price for single-family homes on Oahu for the three months ended March 2012 was $616,950, representing an increase of 10.4% from the prior year. The median sales price for condominiums on Oahu for the three months ended March 2012 remained flat at $310,000, compared to the same prior year period. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios. While some economists and real estate professionals believe that the Hawaii real estate market will show improvement in 2012, there can be no assurance that this will occur.

While our operations are predominantly concentrated in the state of Hawaii, our performance is also influenced by economic conditions in California.  California, like the rest of the nation, appears to be in the midst of an uneven economic recovery as some sectors of the economy are doing well and others are not. Most of the indicators that affect the nation, both positive and negative, also affect California. In 2011, personal income grew but these gains and many others like them paled in comparison to the losses incurred during the recession. The outlook for the California economy is guardedly positive for 2012, followed by stronger growth in 2013 and 2014. The California Association of Realtors (“CAR”) reported that March 2012 unit single family home sales were down 2.3% from the same period a year ago, while the median sales price increased by 1.6% from year ago levels to $291,080. CAR anticipates California 2012 single family home resales to improve slightly by 1% to 502,800 units from 497,900 units in 2011. The California median home price is projected to increase 1.7% to $290,900 in 2012.

According to the California Department of Finance, average personal income for 2012 call for an increase of 3.8% from 2011. Labor markets within the state improved since the year ago period but remained weak in the first quarter of 2012. The State of California Employment Development Department reported California’s seasonally adjusted unemployment rate in March 2012 decreased to 11.0% from 11.9% in the prior year, but continues to be well above the national unemployment rate of 8.2%.

As we have seen over the past few years, our operating results are significantly impacted by the economy in Hawaii, and to a lesser extent, in California due to the composition of our loan portfolio. Loan demand, deposit growth, provision for loan and lease losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to do not improve or continue to deteriorate, our results of operations would be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2012 and 2011 is set forth below.

	Three Months Ended March 31,
	2012			2011
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$130,335	0.25%	$81	$617,944	0.26%	$389
Taxable investment securities (1)	1,512,470	2.01	7,617	890,759	2.35	5,224
Tax-exempt investment securities (1)	13,741	8.81	303	12,979	8.67	282
Loans and leases, including loans held for sale (2)	2,095,910	4.79	25,008	2,189,603	5.27	28,566
Federal Home Loan Bank stock	48,797	-	-	48,797	-	-
Total interest earning assets	3,801,253	3.48	33,009	3,760,082	3.70	34,461
Nonearning assets	301,165			210,217
Total assets	$4,102,418			$3,970,299

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$570,005	0.06%	$86	$529,405	0.10%	$132
Savings and money market deposits	1,145,837	0.10	299	1,107,546	0.27	732
Time deposits under $100,000	344,409	0.67	577	441,461	1.25	1,366
Time deposits $100,000 and over	651,508	0.31	496	334,170	1.23	1,011
Short-term borrowings	11	0.76	-	139,707	0.59	204
Long-term debt	114,339	3.32	943	440,094	2.50	2,717
Total interest-bearing liabilities	2,826,109	0.34	2,401	2,992,383	0.84	6,162
Noninterest-bearing deposits	727,674			678,865
Other liabilities	76,103			90,423
Total liabilities	3,629,886			3,761,671
Shareholders' equity	462,554			198,627
Non-controlling interests	9,978			10,001
Total equity	472,532			208,628
Total liabilities and equity	$4,102,418			$3,970,299

Net interest income			$30,608			$28,299

Net interest margin		3.23%			3.03%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $30.6 million for the first quarter of 2012, increased by $2.3 million, or 8.2%, from the first quarter of 2011. The increase was primarily attributable to a significant increase in average taxable investment securities and significant decrease in short-term borrowings and long-term debt as we redeployed our excess liquidity into higher yielding investment securities and reduced our overall funding costs. In the third quarter of 2011, we paid down long-term borrowings at the FHLB totaling $106.7 million with a weighted average interest rate of 4.78%. Partially offsetting this increase was a significant reduction in average loans and leases as we continued to improve our credit risk profile by reducing portions of our construction and commercial real estate loan portfolios. The increase in net interest income for the current quarter also reflects a 50 basis point (“bp”) decline in average rates paid on our interest-bearing liabilities, which exceeded the 22 bp decline in average yields earned on our interest-earning assets. The decrease in average yields earned on our interest earning assets was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

Interest Income

Taxable-equivalent interest income of $33.0 million for the first quarter of 2012 decreased by $1.5 million, or 4.2%, from the first quarter of 2011. The decrease was primarily attributable to a significant decline in average loans and leases and the average loan yields earned thereon, partially offset by an increase in average taxable investment securities balances as described above. Average yields earned on loans and leases and taxable investment securities decreased by 48 bp and 34 bp, respectively, in the current quarter, accounting for approximately $2.6 million and $0.8 million, respectively, of the current quarter’s interest income decline. Average loans and leases decreased by $93.7 million in the current quarter compared to the first quarter of 2011, accounting for approximately $1.2 million of the current quarter’s interest income decline. Average taxable investment securities increased by $621.7 million in the current quarter compared to the first quarter of 2011, offsetting these declines of interest income by approximately $3.7 million.

Interest Expense

Interest expense of $2.4 million for the first quarter of 2012 decreased by $3.8 million, or 61.0%, from the comparable prior year quarter. The decrease was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The current quarter decrease in average balances of short-term borrowings and long-term debt resulted in lower interest expense of $0.2 million and $2.0 million, respectively. Additionally, the 17 bp decline in average rates on savings and money market deposits contributed to $0.5 million of the current quarter decrease in interest expense, the 58 bp decline in average rates on time deposits under $100,000 contributed to $0.6 million of the current quarter decrease and the 92 bp decline in average rates on time deposits $100,000 and over contributed to $0.8 million of the current quarter decrease. Average time deposits $100,000 and over increased by $317.3 million in the current quarter compared to the first quarter of 2011, offsetting these declines of interest expense by approximately $1.0 million.

Net Interest Margin

Our net interest margin was 3.23% for the first quarter of 2012, compared to 3.03% for the first quarter of 2011. As described above, the increase in the net interest margin reflected our deployment of excess liquidity into higher yielding investment securities and an overall reduction in our funding costs, which included the aforementioned prepayment of long-term borrowings at the FHLB in the third quarter of 2011.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$4,633	$1,367
Real estate:
Construction	81,272	69,765
Mortgage-residential	45,981	47,128
Mortgage-commercial	20,638	15,653
Leases	333	-
Total nonaccrual loans	152,857	133,913
Other real estate	52,725	61,681
Total nonperforming assets	205,582	195,594

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	17	-
Real estate:
Construction	128	-
Mortgage-residential	51	-
Consumer	12	28
Total accruing loans delinquent for 90 days or more	208	28

Restructured loans still accruing interest:
Real estate:
Construction	-	5,170
Mortgage-residential	4,698	3,093
Mortgage-commercial	5,408	-
Total restructured loans still accruing interest	10,106	8,263

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$215,896	$203,885

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	9.54%	8.99%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	9.55%	8.99%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	10.01%	9.37%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $205.6 million at March 31, 2012, compared to $195.6 million at December 31, 2011. The increase from December 31, 2011 was attributable to $38.4 million in gross additions, partially offset by $15.2 million in repayments, $9.5 million in sales of foreclosed properties, $1.8 million in writedowns of loans held for sale, and $1.3 million in charge-offs.  California construction and development loans to a single borrower totaling $25.7 million accounted for the majority of the gross additions during the quarter.

Net changes to nonperforming assets by category included net increases in Mainland construction and development assets totaling $10.8 million, Mainland commercial mortgage assets totaling $4.9 million and Hawaii commercial assets totaling $3.3 million.  Partially offsetting these net increases were net decreases in Hawaii construction and development assets totaling $7.7 million and Hawaii residential mortgage assets totaling $1.7 million.

Restructured loans included in nonperforming assets at March 31, 2012 consisted of 95 Hawaii residential mortgage loans with a combined principal balance of $38.1 million, five Hawaii construction and development loans with a combined principal balance of $15.1 million, a Mainland construction and development loan with a principal balance of $13.4 million, a Mainland commercial mortgage loan with a principal balance of $3.2 million, a Hawaii commercial mortgage loan with a principal balance of $0.5 million and four Hawaii commercial loans with a combined principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $10.1 million of restructured loans still accruing interest at March 31, 2012, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$122,093	$192,854

Provision (credit) for loan and lease losses	(4,990)	(1,575)

Charge-offs:
Commercial, financial and agricultural	1,682	1,406
Real estate:
Construction	1,626	13,858
Mortgage-residential	200	2,036
Mortgage-commercial	-	226
Consumer	426	605
Leases	28	-
Total charge-offs	3,962	18,131

Recoveries:
Commercial, financial and agricultural	270	432
Real estate:
Construction	425	3,366
Mortgage-residential	117	700
Mortgage-commercial	2	39
Consumer	366	325
Leases	1	-
Total recoveries	1,181	4,862

Net charge-offs	2,781	13,269

Balance at end of period	$114,322	$178,010

Annualized ratio of net charge-offs to average loans	0.53%	2.42%

Our Allowance at March 31, 2012 totaled $114.3 million, a decrease of $7.8 million, or 6.4%, from year-end 2011. The decrease in our Allowance was a direct result of a credit to the Provision of $5.0 million and $2.8 million in net loan charge-offs.

Our Provision was a credit of $5.0 million during the first quarter of 2012, compared to a credit of $1.6 million in the first quarter of 2011. The credit to the Provision recorded during the quarter was impacted by three elements. First, lower net charge-offs for the quarter of $2.8 million, compared to $13.3 million for the same quarter last year. Second, the historical quarterly charge-off data used to calculate the Allowance continues to improve. Finally, continued improvement in other factors of our overall risk profile also contributed to the reduction in our Allowance. We have consistently applied the method used to determine the reserve over the past several quarters.

Our Allowance as a percentage of our total loan portfolio decreased from 5.91% at December 31, 2011 to 5.49% at March 31, 2012. Our Allowance as a percentage of our nonperforming assets decreased from 62.42% at December 31, 2011 to 55.61% at March 31, 2012.

The decrease in the Allowance is consistent with the lower net loan charge-off activity and our belief that we have begun to see signs of stabilization in certain sectors of our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the Mainland.

Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration is possible due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen preliminary signs of stabilization, we cannot determine when, or if, the challenging economic conditions that we experienced over the past four years will improve and whether or not recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Other Operating Income

Total other operating income of $13.2 million for the first quarter of 2012 increased by $0.7 million, or 5.9%, from the comparable prior year period. The increase was primarily due to higher rental income from foreclosed properties of $1.1 million and higher gains on sales of residential mortgage loans of $0.8 million, partially offset by lower income from bank-owned life insurance of $0.6 million.

Other Operating Expense

Total other operating expense for the first quarter of 2012 was $35.2 million, compared to $37.6 million in the comparable prior year period. The decrease was primarily attributable to lower net credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $3.3 million and lower FDIC insurance expense of $1.7 million, partially offset by higher salaries and employee benefits of $1.6 million and higher legal and professional services of $1.3 million.

Income Taxes

We did not recognize any income tax expense in the first quarter of 2012 or 2011, as we continue to recognize a full valuation allowance against our net DTAs, which was first established in the third quarter of 2009. The establishment of the valuation allowance was primarily based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings.

During the first quarter of 2012, we decreased our valuation allowance against our net DTAs by $3.2 million to $159.1 million at March 31, 2012 from $162.3 million at December 31, 2011. Of the total decrease to the valuation allowance, $4.6 million was recognized as a non-cash credit to income tax expense, while $1.4 million was debited to accumulated other comprehensive income (“AOCI”).

Financial Condition

Total assets at March 31, 2012 of $4.2 billion increased by $25.4 million from $4.1 billion at December 31, 2011.

Loans and Leases

Loans and leases, net of unearned income, of $2.1 billion at March 31, 2012, increased by $18.3 million, or 0.9%, from December 31, 2011. The increase was primarily due to net increases in the residential mortgage, commercial mortgage and commercial loan portfolios totaling $15.6 million, $13.7 million and $6.3 million, respectively, partially offset by a net reduction in the construction and development loan portfolio totaling $13.5 million. The net increases in these portfolios reflect transfers of two portfolio loans to other real estate totaling $0.5 million, the transfer of a portfolio loan to the held-for-sale category of $0.3 million and charge-offs of loans and leases of $4.0 million.

Deposits

Total deposits of $3.5 billion at March 31, 2012 reflected an increase of $64.3 million, or 1.9%, from December 31, 2011. The increase was primarily attributable to increases in non-interest bearing demand deposits, interest-bearing demand deposits and savings and money market deposits of $37.4 million, $41.4 million and $24.2 million, respectively. These increases were partially offset by a decrease in time deposits of $38.8 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.9 billion at March 31, 2012 and increased by $89.9 million from December 31, 2011.

Capital Resources

Common Stock

Shareholders’ equity totaled $467.5 million at March 31, 2012, compared to $456.4 million at December 31, 2011. The increase in total shareholders’ equity was attributable to the $13.5 million in net income recognized during the first quarter of 2012.

On June 22, 2011, the United States Department of the Treasury (the “Treasury”) completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings. The Treasury continues to hold a warrant to purchase 79,288 shares of our common stock.

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at 11 consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At March 31, 2012, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $9.4 million.

The FRB has determined that certain cumulative preferred securities having the characteristics of trust preferred securities to qualify as non-controlling interest, and are included in CPF’s Tier 1 capital.  As previously noted, recent legislative provisions that revoke Tier 1 capital treatment of trust preferred securities do not apply to the five statutory trusts referred to above as they were issued before May 19, 2010 and were grandfathered under an exception for depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. The majority of the funds that we received upon completion of the Private Placement were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, including payments on its outstanding trust preferred securities. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. However, as a Hawaii state-chartered bank, the bank is prohibited from declaring or paying dividends greater than its retained earnings. As of March 31, 2012, the bank had an accumulated deficit of $426.1 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends. As a result, we do not anticipate receiving dividends from the bank in the foreseeable future. On a stand alone basis, as of March 31, 2012, CPF had approximately $45.1 million of cash available to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of March 31, 2012 were above the levels required for a “well capitalized” regulatory designation and the bank is currently in compliance with the Bank MOU which requires that it maintain a leverage capital ratio of at least 8%.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At March 31, 2012:
Leverage capital	$570,211	14.0%	$162,625	4.0%	$203,282	5.0%
Tier 1 risk-based capital	570,211	22.8	99,886	4.0	149,830	6.0
Total risk-based capital	602,534	24.1	199,773	8.0	249,716	10.0

At December 31, 2011:
Leverage capital	$555,315	13.8%	$161,218	4.0%	$201,522	5.0%
Tier 1 risk-based capital	555,315	22.9	96,845	4.0	145,267	6.0
Total risk-based capital	586,802	24.2	193,690	8.0	242,112	10.0

Central Pacific Bank
At March 31, 2012:
Leverage capital	$539,788	13.3%	$162,682	4.0%	$203,353	5.0%
Tier 1 risk-based capital	539,788	21.6	99,969	4.0	149,953	6.0
Total risk-based capital	572,122	22.9	199,937	8.0	249,922	10.0

At December 31, 2011:
Leverage capital	$524,057	13.0%	$161,259	4.0%	$201,574	5.0%
Tier 1 risk-based capital	524,057	21.6	96,916	4.0	145,375	6.0
Total risk-based capital	555,566	22.9	193,833	8.0	242,291	10.0

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

The bank is a member of and maintained an $841.9 million line of credit with the FHLB as of March 31, 2012. At March 31, 2012, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $45,000. At December 31, 2011, we had $34,000 of short-term borrowings outstanding and our long-term borrowings totaled $50.0 million.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. In September 2011, the FHLB removed the physical possession requirement and replaced it with a listing arrangement whereby the bank now  provides the FHLB with a monthly list of pledged assets that is used to secure all advances.

As of March 31, 2012, the bank’s pledged assets to the FHLB included investment securities with a fair value of $192.3 million and certain real estate loans totaling $1.0 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $32.0 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at March 31, 2012 and December 31, 2011. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $52.0 million at March 31, 2012. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

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

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our contractual obligations since December 31, 2011.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2012 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 8, 2012	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: May 8, 2012	/s/ Denis K. Isono
Denis K. Isono
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document