Form 10-Q
period 2012-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2012-08-09
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of registrant’s common stock, no par value, on August 1, 2012 was 41,868,600 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from forward-looking statements for a variety of reasons, to include, but not limited to: the effect of, and our failure to comply with all of the requirements of, the Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Hawaii Division of Financial Institutions (“DFI”), effective May 5, 2011, the Written Agreement with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI, dated July 2, 2010, and any further regulatory orders or regulatory agreements we may become subject to; our ability to continue making progress on our recovery plan; oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and recurring weakness in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality and further losses in our loan portfolio; our ability to utilize all or part of our deferred tax assets; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of the European debt crisis; deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, other regulatory reform, including but not limited to government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common shares; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein, and the Company’s Form 10-Q for the last fiscal quarter. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Amounts in thousands, except share data)	2012	2011

Assets
Cash and due from banks	$72,967	$76,233
Interest-bearing deposits in other banks	100,544	180,839
Investment securities:
Available for sale, at fair value	1,632,524	1,492,994
Held to maturity (fair value of $495 at June 30, 2012 and $976 at December 31, 2011)	487	931
Total investment securities	1,633,011	1,493,925

Loans held for sale	30,831	50,290

Loans and leases	2,101,163	2,064,447
Less allowance for loan and lease losses	103,814	122,093
Net loans and leases	1,997,349	1,942,354

Premises and equipment, net	50,195	51,414
Accrued interest receivable	12,596	11,674
Investment in unconsolidated subsidiaries	11,538	12,697
Other real estate	49,379	61,681
Other intangible assets	39,700	41,986
Bank-owned life insurance	145,940	144,474
Federal Home Loan Bank stock	48,797	48,797
Other assets	34,223	16,501
Total assets	$4,227,070	$4,132,865

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$769,010	$729,149
Interest-bearing demand	626,613	569,371
Savings and money market	1,161,066	1,136,180
Time	1,005,628	1,008,828
Total deposits	3,562,317	3,443,528

Short-term borrowings	—	34
Long-term debt	108,289	158,298
Other liabilities	65,982	64,585
Total liabilities	3,736,588	3,666,445

Equity:
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 41,867,892 and 41,749,116 shares at June 30, 2012 and December 31, 2011, respectively	784,512	784,539
Surplus	67,933	66,585
Accumulated deficit	(372,558)	(396,848)
Accumulated other comprehensive income	626	2,164
Total shareholders’ equity	480,513	456,440
Non-controlling interest	9,969	9,980
Total equity	490,482	466,420
Total liabilities and equity	$4,227,070	$4,132,865

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011

Interest income:
Interest and fees on loans and leases	$24,393	$26,464	$49,401	$55,030
Interest and dividends on investment securities:
Taxable interest	7,589	7,241	15,203	12,462
Tax-exempt interest	446	179	643	363
Dividends	4	—	7	3
Interest on deposits in other banks	47	300	128	689
Total interest income	32,479	34,184	65,382	68,547

Interest expense:
Interest on deposits:
Demand	89	161	175	293
Savings and money market	252	500	551	1,232
Time	962	1,902	2,035	4,279
Interest on short-term borrowings	—	—	—	204
Interest on long-term debt	917	2,642	1,860	5,359
Total interest expense	2,220	5,205	4,621	11,367

Net interest income	30,259	28,979	60,761	57,180
Provision (credit) for loan and lease losses	(6,630)	(8,784)	(11,620)	(10,359)
Net interest income after provision for loan and lease losses	36,889	37,763	72,381	67,539

Other operating income:
Service charges on deposit accounts	2,273	2,449	4,589	5,063
Other service charges and fees	4,156	4,444	8,577	8,502
Income from fiduciary activities	642	739	1,268	1,500
Equity in earnings of unconsolidated subsidiaries	169	38	215	165
Fees on foreign exchange	192	149	282	286
Investment securities gains	—	261	—	261
Loan placement fees	193	82	433	184
Net gain on sales of residential loans	3,394	1,005	6,371	3,203
Income from bank-owned life insurance	942	980	1,533	2,170
Other	1,653	790	3,578	2,103
Total other operating income	13,614	10,937	26,846	23,437

Other operating expense:
Salaries and employee benefits	17,629	15,442	34,255	30,475
Net occupancy	3,264	3,410	6,530	6,768
Equipment	1,021	1,154	1,978	2,284
Amortization and impairment of other intangible assets	3,031	1,629	4,792	3,176
Communication expense	816	922	1,670	1,803
Legal and professional services	3,806	4,023	7,863	6,740
Computer software expense	958	929	1,893	1,812
Advertising expense	857	830	1,726	1,666
Foreclosed asset expense	2,602	(1,222)	2,495	763
Write down of assets	—	3,090	1,759	4,655
Other	5,707	10,282	9,976	17,984
Total other operating expense	39,691	40,489	74,937	78,126

Income before income taxes	10,812	8,211	24,290	12,850
Income tax expense	—	—	—	—
Net income	10,812	8,211	24,290	12,850
Preferred stock dividends, accretion of discount and conversion of preferred stock to common stock	—	—	—	(83,897)
Net income available to common shareholders	$10,812	$8,211	$24,290	$96,747

Per common share data:
Basic earnings per share	$0.26	$0.20	$0.58	$3.22
Diluted earnings per share	0.26	0.20	0.58	3.15

Shares used in computation:
Basic shares	41,717	40,700	41,674	30,059
Diluted shares	41,959	41,078	41,959	30,733

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net income	$10,812	$8,211	$24,290	$12,850
Other comprehensive income (loss), net of tax
Net change in unrealized gain on investment securities	1,696	10,177	(1,784)	11,168
Net change in unrealized loss on derivatives	(359)	(802)	(931)	(1,918)
Minimum pension liability adjustment	588	554	1,177	1,109
Other comprehensive income (loss), net of tax	1,925	9,929	(1,538)	10,359
Comprehensive income	$12,737	$18,140	$22,752	$23,209

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,290	$12,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(11,620)	(10,359)
Depreciation and amortization	3,120	3,472
Write down of assets	1,759	4,655
Write down of other real estate, net of gain on sale	1,416	(1,599)
Amortization and impairment of other intangible assets	4,792	3,176
Net amortization of investment securities	7,304	3,137
Share-based compensation	1,348	1,042
Net gain on investment securities	—	(261)
Net gain on sales of residential loans	(6,371)	(3,203)
Proceeds from sales of loans held for sale	411,200	307,958
Originations of loans held for sale	(387,400)	(292,597)
Equity in earnings of unconsolidated subsidiaries	(215)	(165)
Increase in cash surrender value of bank-owned life insurance	(3,462)	(842)
Net change in other assets and liabilities	(18,064)	467
Net cash provided by operating activities	28,097	27,731

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	170,511	182,915
Proceeds from sales of investment securities available for sale	2,695	5,324
Purchases of investment securities available for sale	(321,821)	(877,800)
Proceeds from maturities of and calls on investment securities held to maturity	441	1,240
Net loan principal repayments (loan originations)	(45,839)	102,598
Proceeds from sales of loans originated for investment	782	26,721
Proceeds from sale of other real estate	12,848	24,724
Proceeds from bank-owned life insurance	1,446	158
Purchases of premises and equipment	(1,901)	(784)
Distributions from unconsolidated subsidiaries	434	523
Net cash used in investing activities	(180,404)	(534,381)

Cash flows from financing activities:
Net increase in deposits	118,789	97,373
Repayments of long-term debt	(50,009)	(50,441)
Net decrease in short-term borrowings	(34)	(201,095)
Net proceeds from issuance of common stock and stock option exercises	—	323,537
Net cash provided by financing activities	68,746	169,374

Net decrease in cash and cash equivalents	(83,561)	(337,276)
Cash and cash equivalents at beginning of period	257,072	790,739
Cash and cash equivalents at end of period	$173,511	$453,463

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,228	$11,543
Income taxes	1	8
Cash received during the period for:
Income taxes	11	—
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$27	$(16)
Net reclassification of loans to other real estate	1,962	8,481
Net transfer of loans to loans held for sale	290	1,256
Dividends accrued on preferred stock	—	969
Accretion of preferred stock discount	—	204
Preferred stock and accrued unpaid dividends converted to common stock	—	142,988
Common stock issued in exchange for preferred stock and accrued unpaid dividends	—	56,201

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

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Bank MOU and the Written Agreement are judicially enforceable and the Company or the bank’s failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order, limitations on our activities, the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirement; and the enforcement of such actions through injunctions or restraining orders.

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

In June 2011, the FASB issued ASU 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12, which shares the same effective date as ASU 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 and ASU 2011-12 effective January 1, 2012 which resulted in a new statement of comprehensive income for the three month and six month periods ended June 30, 2012. The adoption of ASU 2011-05 and ASU 2011-12 had no impact on the Company’s consolidated balance sheets and statements of income.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(Dollars in thousands)
June 30, 2012
Available for Sale
U.S. Government sponsored entities debt securities	$354,145	$3,148	$—	$357,293
States and political subdivisions debt securities	91,369	1,562	(407)	92,524
U.S. Government sponsored entities mortgage-backed securities	1,115,487	19,227	(1,864)	1,132,850
Corporate securities	48,448	585	(45)	48,988
Other	848	21	—	869
Total	$1,610,297	$24,543	$(2,316)	$1,632,524

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$487	$8	$—	$495

December 31, 2011
Available for Sale
U.S. Government sponsored entities debt securities	$370,184	$2,993	$—	$373,177
States and political subdivisions debt securities	12,265	729	—	12,994
U.S. Government sponsored entities mortgage-backed securities	1,077,146	20,981	(825)	1,097,302
Corporate securities	8,403	148	—	8,551
Other	985	—	(15)	970
Total	$1,468,983	$24,851	$(840)	$1,492,994

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$931	$45	$—	$976

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$180,546	$181,200
Due after one year through five years	202,455	205,522
Due after five years through ten years	34,324	35,004
Due after ten years	76,637	77,079
Mortage-backed securities	1,115,487	1,132,850
Other	848	869
Total	$1,610,297	$1,632,524

Held to Maturity
Mortage-backed securities	$487	$495

We sold certain available for sale investment securities during the three months ended June 30, 2012 for gross proceeds of $2.7 million. We did not sell any available for sale securities during the first quarter of 2012. Gross realized gains and losses on the sales of the available for sale investment securities during the three months ended June 30, 2012 were less than $1,000 and nil, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

During the three months ended June 30, 2011, we sold certain available for sale investment securities for gross proceeds of $5.3 million. We did not sell any available for sale securities during the first quarter of 2011. Gross realized gains and losses on the sales of the available for sale investment securities during the three months ended June 30, 2011 were $0.3 million and nil, respectively. The specific identification method was also used as the basis for determining the cost of all securities sold.

Investment securities of $871.2 million and $938.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 50 and nine investment securities which were in an unrealized loss position at June 30, 2012 and December 31, 2011, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At June 30, 2012:
States and political subdivisions debt securities	$32,896	$(407)	$—	$—	$32,896	$(407)
U.S. Government sponsored entities mortgage-backed securities	276,434	(1,864)	—	—	276,434	(1,864)
Corporate securities	6,825	(45)	—	—	6,825	(45)
Total temporarily impaired securities	$316,155	$(2,316)	$—	$—	$316,155	$(2,316)

At December 31, 2011:
U.S. Government sponsored entities mortgage-backed securities	$144,520	$(825)	$—	$—	$144,520	$(825)
Other	970	(15)	—	—	970	(15)
Total temporarily impaired securities	$145,490	$(840)	$—	$—	$145,490	$(840)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Commercial, financial and agricultural	$197,613	$180,571
Real estate:
Construction	106,464	161,126
Mortgage - residential	977,999	896,566
Mortgage - commercial	698,756	701,399
Consumer	108,276	108,810
Leases	13,934	17,702
	2,103,042	2,066,174
Unearned income	(1,879)	(1,727)
Total loans and leases	$2,101,163	$2,064,447

During the six months ended June 30, 2012, we sold one loan with a carrying value of $0.5 million and transferred one loan, which was non-performing, with a carrying value of $0.3 million, to the held-for-sale category. In addition, we transferred 11 loans with a carrying value of $2.0 million to other real estate. No portfolio loans were purchased during the six months ended June 30, 2012.

During the six months ended June 30, 2011, we transferred one loan, which was non-performing, with a carrying value of $1.3 million, to the held-for-sale category. In addition, we transferred 17 loans with a carrying value of $8.5 million to other real estate. No portfolio loans were sold or purchased during the six months ended June 30, 2011.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of June 30, 2012 and December 31, 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
June 30, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$994	$3,214	$847	$4	$—	$13	$5,072
Collectively evaluated for impairment	5,268	9,117	28,974	47,238	2,008	137	92,742
	6,262	12,331	29,821	47,242	2,008	150	97,814
Unallocated							6,000
Total ending balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$103,814

Loans and leases:
Individually evaluated for impairment	$3,870	$47,598	$47,634	$20,390	$—	$265	$119,757
Collectively evaluated for impairment	193,743	58,866	930,365	678,366	108,276	13,669	1,983,285
	197,613	106,464	977,999	698,756	108,276	13,934	2,103,042
Unearned income	78	1	(535)	(1,423)	—	—	(1,879)
Total ending balance	$197,691	$106,465	$977,464	$697,333	$108,276	$13,934	$2,101,163

December 31, 2011
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$401	$—	$371	$—	$—	$772
Collectively evaluated for impairment	6,110	28,229	32,736	47,358	2,335	553	117,321
	6,110	28,630	32,736	47,729	2,335	553	118,093
Unallocated							4,000
Total ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$122,093

Loans and leases:
Individually evaluated for impairment	$1,367	$62,569	$50,221	$18,451	$—	$—	$132,608
Collectively evaluated for impairment	179,204	98,557	846,345	682,948	108,810	17,702	1,933,566
	180,571	161,126	896,566	701,399	108,810	17,702	2,066,174
Unearned income	133	(63)	(467)	(1,330)	—	—	(1,727)
Total ending balance	$180,704	$161,063	$896,099	$700,069	$108,810	$17,702	$2,064,447

The following table presents by class, impaired loans as of June 30, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
June 30, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,026	$326	$—
Real estate:
Construction	36,450	29,881	—
Mortgage - residential	51,094	45,028	—
Mortgage - commercial	18,110	17,317	—
Total impaired loans with no related allowance recorded	106,680	92,552	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,919	3,544	994
Real estate:
Construction	22,045	17,717	3,214
Mortgage - residential	2,639	2,606	847
Mortgage - commercial	4,110	3,073	4
Leases	265	265	13
Total impaired loans with an allowance recorded	33,978	27,205	5,072
Total	$140,658	$119,757	$5,072

December 31, 2011
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,107	$1,367	$—
Real estate:
Construction	80,283	47,877	—
Mortgage - residential	57,195	50,221	—
Mortgage - commercial	14,084	13,756	—
Total impaired loans with no related allowance recorded	153,669	113,221	—
Impaired loans with an allowance recorded:
Real estate:
Construction	24,262	14,692	401
Mortgage - commercial	6,188	4,695	371
Total impaired loans with an allowance recorded	30,450	19,387	772
Total	$184,119	$132,608	$772

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial & agricultural	$4,275	$26	$404	$—	$3,024	$29	$440	$—
Real estate:
Construction	62,174	—	127,344	531	63,387	645	135,674	666
Mortgage - residential	48,817	121	58,801	32	49,438	178	59,509	445
Mortgage - commercial	22,766	146	20,042	116	20,272	168	18,613	116
Leases	199	—	—	—	85	—	—	—
Total	$138,231	$293	$206,591	$679	$136,206	$1,020	$214,236	$1,227

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of June 30, 2012 and December 31, 2011:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
June 30, 2012
Commercial, financial & agricultural	$120	$43	$—	$3,698	$3,861	$193,830	$197,691
Real estate:
Construction	—	1,546	319	47,598	49,463	57,002	106,465
Mortgage - residential	15	583	156	42,199	42,953	934,511	977,464
Mortgage - commercial	—	—	—	16,805	16,805	680,528	697,333
Consumer	410	533	3	—	946	107,330	108,276
Leases	—	12	27	264	303	13,631	13,934
Total	$545	$2,717	$505	$110,564	$114,331	$1,986,832	$2,101,163

December 31, 2011
Commercial, financial & agricultural	$180	$80	$—	$1,367	$1,627	$179,077	$180,704
Real estate:
Construction	—	442	—	57,351	57,793	103,270	161,063
Mortgage - residential	2,972	631	—	47,128	50,731	845,368	896,099
Mortgage - commercial	602	—	—	15,653	16,255	683,814	700,069
Consumer	390	79	28	—	497	108,313	108,810
Leases	28	—	—	—	28	17,674	17,702
Total	$4,172	$1,232	$28	$121,499	$126,931	$1,937,516	$2,064,447

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2012 consisted of 82 Hawaii residential mortgage loans with a combined principal balance of $35.3 million, a Mainland construction and development loan with a principal balance of $13.2 million, two Mainland commercial mortgage loans with a combined principal balance of $6.4 million, seven Hawaii construction and development loans with a combined principal balance of $2.8 million, a Hawaii commercial mortgage loan with a principal balance of $0.5 million and a Hawaii commercial loan with a principal balance of $0.2 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $9.2 million of TDRs still accruing interest at June 30, 2012, none of which were more than 90 days delinquent. At December 31, 2011, there were $8.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material affect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and six months ended June 30, 2012.

The following table presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2012 and 2011:

	Number of Contracts	Recorded Investment (as of period end)	Additional Partial Charge-offs
	(Dollars in thousands)
Three months ended June 30, 2012
Real estate:
Construction	4	$1,603	$—
Mortgage - residential	1	351	—
Mortgage - commercial	2	3,438	—
Total	7	$5,392	$—

Three months ended June 30, 2011
Real estate:
Construction	1	$5,413	$—
Mortgage - residential	14	6,065	27
Total	15	$11,478	$27

Six months ended June 30, 2012
Real estate:
Construction	4	$1,603	$—
Mortgage - residential	7	3,560	—
Mortgage - commercial	4	10,214	—
Total	15	$15,377	$—

Six months ended June 30, 2011
Real estate:
Construction	2	$10,841	$3,014
Mortgage - residential	22	8,010	447
Total	24	$18,851	$3,461

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate:
Construction	4	$1,603	1	$5,242	4	$1,603	1	$5,242
Mortgage - residential	1	351	10	5,113	3	796	17	6,830
Mortgage - commercial	1	3,307	—	—	2	6,465	—	—
Total	6	$5,261	11	$10,355	9	$8,864	18	$12,072

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of June 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
June 30, 2012
Commercial, financial & agricultural	$129,218	$6,965	$9,334	$—	$—	$52,096	$(78)	$197,691
Real estate:
Construction	37,931	16,503	48,594	—	—	3,436	(1)	106,465
Mortgage - residential	81,036	1,628	46,966	—	—	848,369	535	977,464
Mortgage - commercial	569,172	71,892	32,916	—	—	24,776	1,423	697,333
Consumer	9,931	—	—	—	—	98,345	—	108,276
Leases	12,911	241	782	—	—	—	—	13,934
Total	$840,199	$97,229	$138,592	$—	$—	$1,027,022	$1,879	$2,101,163

December 31, 2011
Commercial, financial & agricultural	$107,419	$6,087	$15,389	$—	$—	$51,676	$(133)	$180,704
Real estate:
Construction	52,882	18,808	84,716	—	—	4,720	63	161,063
Mortgage - residential	62,314	3,823	55,017	—	—	775,412	467	896,099
Mortgage - commercial	557,494	54,170	58,599	—	—	31,136	1,330	700,069
Consumer	4,659	—	79	—	—	104,072	—	108,810
Leases	16,111	327	1,264	—	—	—	—	17,702
Total	$800,879	$83,215	$215,064	$—	$—	$967,016	$1,727	$2,064,447

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2012 and December 31, 2011, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2012
Beginning balance	$5,301	$21,380	$33,445	$45,911	$2,105	$180	$6,000	$114,322
Provision (credit) for loan and lease losses	1,523	(6,079)	(3,713)	1,649	22	(32)	—	(6,630)
	6,824	15,301	29,732	47,560	2,127	148	6,000	107,692
Charge-offs	(1,394)	(3,715)	(173)	(320)	(323)	—	—	(5,925)
Recoveries	832	745	262	2	204	2	—	2,047
Net charge-offs	(562)	(2,970)	89	(318)	(119)	2	—	(3,878)
Ending balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$6,000	$103,814

Three Months Ended June 30, 2011
Beginning balance	$11,134	$59,078	$30,823	$68,991	$2,451	$1,533	$4,000	$178,010
Provision (credit) for loan and lease losses	1,094	(6,137)	(1,365)	(2,482)	852	(746)	—	(8,784)
	12,228	52,941	29,458	66,509	3,303	787	4,000	169,226
Charge-offs	(455)	(3,000)	(1,263)	(879)	(597)	—	—	(6,194)
Recoveries	854	2,549	231	3	265	—	—	3,902
Net charge-offs	399	(451)	(1,032)	(876)	(332)	—	—	(2,292)
Ending balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$4,000	$166,934

Six Months Ended June 30, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan and lease losses	2,126	(12,128)	(2,921)	(171)	(148)	(378)	2,000	(11,620)
	8,236	16,502	29,815	47,558	2,187	175	6,000	110,473
Charge-offs	(3,076)	(5,341)	(373)	(320)	(749)	(28)	—	(9,887)
Recoveries	1,102	1,170	379	4	570	3	—	3,228
Net charge-offs	(1,974)	(4,171)	6	(316)	(179)	(25)	—	(6,659)
Ending balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$6,000	$103,814

Six Months Ended June 30, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan and lease losses	(224)	(13,123)	(1,036)	2,388	428	(792)	2,000	(10,359)
	13,202	63,433	30,794	66,696	3,583	787	4,000	182,495
Charge-offs	(1,861)	(16,858)	(3,299)	(1,105)	(1,202)	—	—	(24,325)
Recoveries	1,286	5,915	931	42	590	—	—	8,764
Net charge-offs	(575)	(10,943)	(2,368)	(1,063)	(612)	—	—	(15,561)
Ending balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$4,000	$166,934

Our Provision was a credit of $6.6 million and $11.6 million in the second quarter and first half of 2012, respectively, compared to a credit of $8.8 million and $10.4 million in the second quarter and first half of 2011. The decrease in our Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by the decline in nonperforming assets.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $8.6 million and $9.9 million at June 30, 2012 and December 31, 2011, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.5 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2012 and December 31, 2011.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the six months ended June 30, 2012:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$18,053	$22,933	$910	$90	$41,986
Additions	—	2,506	—	—	2,506
Amortization	(1,338)	(2,454)	(58)	(25)	(3,875)
Impairment charges	—	—	(852)	(65)	(917)
Balance, end of period	$16,715	$22,985	$—	$—	$39,700

During the second quarter of 2012, we evaluated the recoverability of the intangible assets related to our customer relationships and non-compete agreements, both of which related to the 2008 asset acquisition of Pacific Islands Financial Management. Upon completion of this review, we determined that the intangible assets related to our customer relationships and non-compete agreements were both fully impaired, and thus, we recorded impairment charges to other operating expense of $852,000 and $65,000, respectively.

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to $0.7 million and $2.1 million for the three and six months ended June 30, 2011. Amortization of mortgage servicing rights was $1.4 million and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2011, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)

Fair market value, beginning of period	$23,149	$23,709
Fair market value, end of period	23,359	23,190
Weighted average discount rate	8.0%	8.5%
Weighted average prepayment speed assumption	14.2	14.5

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(27,927)	$16,715	$44,642	$(26,589)	$18,053
Mortgage servicing rights	48,553	(25,568)	22,985	46,047	(23,114)	22,933
Customer relationships	1,400	(1,400)	—	1,400	(490)	910
Non-compete agreements	300	(300)	—	300	(210)	90
	$94,895	$(55,195)	$39,700	$92,389	$(50,403)	$41,986

Based on the core deposit premium and mortgage servicing rights held as of June 30 2012, estimated amortization expense for the remainder of fiscal 2012, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2012 (remainder)	$1,337	$1,955	$3,292
2013	2,674	3,062	5,736
2014	2,674	2,690	5,364
2015	2,674	2,332	5,006
2016	2,674	2,002	4,676
2017	2,674	1,739	4,413
Thereafter	2,008	9,205	11,213
	$16,715	$22,985	$39,700

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2012, we were a party to interest rate lock and forward sale commitments on $135.3 million and $49.1 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Fair Value at June 30, 2012	Fair Value at December 31, 2011
		(Dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$1,266	$545	$435	$443

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended June 30, 2012
Interest rate contracts	$359

Three Months Ended June 30, 2011
Interest rate contracts	801

Six Months Ended June 30, 2012
Interest rate contracts	931

Six Months Ended June 30, 2011
Interest rate contracts	1,917

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended June 30, 2012
Interest rate contracts	Other operating income	$576

Three Months Ended June 30, 2011
Interest rate contracts	Other operating income	(106)

Six Months Ended June 30, 2012
Interest rate contracts	Other operating income	729

Six Months Ended June 30, 2011
Interest rate contracts	Other operating income	173

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At June 30, 2012, our bank maintained a $29.6 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of June 30, 2012, certain commercial and commercial real estate loans totaling $49.3 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program. As of June 30, 2012, the bank continues to have access to the primary credit facility and remains eligible for the Borrower-in-Custody program.

The bank is a member of and maintained an $808.4 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of June 30, 2012. Long-term borrowings under this arrangement totaled $40,000 at June 30, 2012, compared to $50.0 million at December 31, 2011. There were no short-term borrowings under this arrangement at June 30, 2012 and December 31, 2011.

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver certain original loan documents to the FHLB for the collateral securing advances. In December 2010, the FHLB expanded the physical possession collateral arrangement to require copies of all loan documents for the collateral securing advances. In September 2011, the FHLB removed the physical possession requirement and replaced it with a listing arrangement whereby the bank now only needs to provide the FHLB with a monthly list of pledged assets that will be used to secure all advances. At June 30, 2012 the bank’s pledged assets to the FHLB included investment securities with a fair value of $169.2 million and certain real estate loans totaling $986.8 million. The FHLB discounts the fair value of pledged assets, resulting in total borrowing capacity of $808.4 million, $40,000 of which was drawn at June 30, 2012.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at 12 consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $10.3 million and $8.5 million at June 30, 2012 and December 31, 2011, respectively.

11.   EQUITY

As previously announced, during fiscal 2011, we completed a number of significant transactions as part of our recapitalization, including:

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period’s earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.0 million recorded in other noninterest income during the first half of 2011 and year ended December 31, 2011. From January 1, 2012 to June 30, 2012, this instrument’s estimated fair value slightly increased, which resulted in the recognition of $0.1 million recorded in other noninterest expense during the three and six months ended June 30, 2012.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings. The Treasury continues to hold the above mentioned warrant to purchase 79,288 shares of our common stock but no longer holds any of our common stock.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF and DFI, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings. Given that the bank had an accumulated deficit of $414.1 million at June 30, 2012, the bank is prohibited from paying any dividends until this deficit is eliminated. Accordingly, we do not anticipate that the bank will be permitted to pay dividends for the foreseeable future.

12. SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the six months ended June 30, 2012:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2012	40,166	$428.16
Changes during the period
Granted	304,959	14.31
Outstanding at June 30, 2012	345,125	62.47

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2012 was estimated using the following weighted-average assumptions:

Three and Six
Months Ended
June 30, 2012

Expected volatility	77.2%
Risk free interest rate	1.8%
Expected dividends	1.0%
Expected life (in years)	8.0
Weighted average fair value	$9.67

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	1,015,304	$14.86
Changes during the period:
Granted	260,153	14.26
Vested	(195,236)	15.70
Forfeited	(40,841)	14.64
Nonvested at June 30, 2012	1,039,380	14.56

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, were as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Net unrealized gain on available for sale investment securities	$22,227	$24,011
Net unrealized loss on derivatives	(11,490)	(10,559)
Pension adjustments	(10,111)	(11,288)
Accumulated other comprehensive income, net of tax	$626	$2,164

14.  PENSION PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Interest cost	$398	$417	$796	$834
Expected return on assets	(447)	(457)	(894)	(914)
Amortization of unrecognized loss	581	550	1,162	1,100
Net periodic cost	$532	$510	$1,064	$1,020

The fair values of the defined benefit retirement plan as of June 30, 2012 and December 31, 2011 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2012
Money market accounts	$1,488	$—	$—	$1,488
Mutual funds	454	—	—	454
Government obligations	—	3,438	—	3,438
Common stocks	5,795	—	—	5,795
Exchange traded funds	9,018	—	—	9,018
Preferred stocks	247	—	—	247
Corporate bonds and debentures	—	3,086	—	3,086
	$17,002	$6,524	$—	$23,526

December 31, 2011
Money market accounts	$1,869	$—	$—	$1,869
Mutual funds	439	—	—	439
Government obligations	—	3,264	—	3,264
Common stocks	5,376	—	—	5,376
Exchange traded funds	8,494	—	—	8,494
Preferred stocks	226	—	—	226
Corporate bonds and debentures	—	2,891	—	2,891
	$16,404	$6,155	$—	$22,559

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$—	$—	$—	$—
Interest cost	107	103	214	206
Amortization of unrecognized transition obligation	4	4	8	8
Amortization of prior service cost	5	5	10	10
Amortization of unrecognized gain	(1)	(4)	(2)	(8)
Net periodic cost	$115	$108	$230	$216

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at June 30, 2012 and December 31, 2011 was $155.1 million and $162.3 million, respectively. The $7.2 million decrease in our valuation allowance during the six months ended June 30, 2012 was attributable to a decrease in our net deferred tax assets resulting from the net operating income recognized in the six months ended June 30, 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income	$10,812	$8,211	$24,290	$12,850
Preferred stock dividends, accretion of discount and conversion of preferred stock to common stock	—	—	—	(83,897)
Net income available to common shareholders	$10,812	$8,211	$24,290	$96,747

Weighted average shares outstanding - basic	41,717	40,700	41,674	30,059
Dilutive effect of employee stock options and awards	155	349	201	648
Dilutive effect of deferred salary restricted stock units	67	3	63	2
Dilutive effect of Treasury warrants	20	26	21	24
Weighted average shares outstanding - diluted	41,959	41,078	41,959	30,733

Basic earnings per share	$0.26	$0.20	$0.58	$3.22
Diluted earnings per share	$0.26	$0.20	$0.58	$3.15

A total of 345,125 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2012, as their effect was antidilutive, compared to 41,821 for the three and six months ended June 30, 2011.

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

Loans Held for Sale

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

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2012
Financial assets
Cash and due from banks	$72,967	$72,967	$72,967	$—	$—
Interest-bearing deposits in other banks	100,544	100,544	100,544	—	—
Investment securities	1,633,011	1,633,019	869	1,619,271	12,879
Loans held for sale	30,831	30,831	—	10,385	20,446
Net loans and leases	1,997,349	1,949,615	—	114,685	1,834,930
Accrued interest receivable	12,596	12,596	12,596	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	769,010	769,010	769,010	—	—
Interest-bearing demand and savings deposits	1,787,679	1,787,679	1,787,679	—	—
Time deposits	1,005,628	1,008,530	—	—	1,008,530
Long-term debt	108,289	37,008	—	37,008	—
Accrued interest payable (included in other liabilities)	11,412	11,412	11,412	—	—

Off-balance sheet financial instruments
Commitments to extend credit	494,120	2,471	—	2,471	—
Standby letters of credit and financial guarantees written	12,877	97	—	97	—
Interest rate options	135,265	1,197	—	1,197	—
Forward interest rate contracts	49,079	(365)	—	(365)	—

December 31, 2011
Financial assets
Cash and due from banks	$76,233	$76,233	$76,233	$—	$—
Interest-bearing deposits in other banks	180,839	180,839	180,839	—	—
Investment securities	1,493,925	1,493,970	970	1,480,006	12,994
Loans held for sale	50,290	50,290	—	12,414	37,876
Net loans and leases	1,942,354	1,858,267	—	131,836	1,726,431
Accrued interest receivable	11,674	11,674	11,674	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	729,149	729,149	729,149	—	—
Interest-bearing demand and savings deposits	1,705,551	1,705,551	1,705,551	—	—
Time deposits	1,008,828	1,012,121	—	—	1,012,121
Short-term borrowings	34	34	—	34	—
Long-term debt	158,298	89,646	—	89,646	—
Accrued interest payable (included in other liabilities)	10,019	10,019	10,019	—	—

Off-balance sheet financial instruments
Commitments to extend credit	451,378	2,257	—	2,257	—
Standby letters of credit and financial guarantees written	13,159	99	—	99	—
Interest rate options	68,979	515	—	515	—
Forward interest rate contracts	33,776	(413)	—	(413)	—
Forward foreign exchange contracts	547	1	—	1	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2012.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2012
Available for sale securities:
U.S. Government sponsored entities debt securities	$357,293	$—	$357,293	$—
States and political subdivisions debt securities	92,524	—	79,645	12,879
U.S. Government sponsored entities mortgage-backed securities	1,132,850	—	1,132,850	—
Corporate securities	48,988	—	48,988	—
Other	869	869	—	—
Derivatives:
Interest rate contracts	831	—	831	—
Amended TARP Warrant	(785)	—	(785)	—
Total	$1,632,570	$869	$1,618,822	$12,879

December 31, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$373,177	$—	$373,177	$—
States and political subdivisions debt securities	12,994	—	—	12,994
U.S. Government sponsored entities mortgage-backed securities	1,097,302	—	1,097,302	—
Corporate securities	8,551	—	8,551	—
Other	970	970	—	—
Derivatives:
Interest rate contracts	102	—	102	—
Amended TARP Warrant	(677)	—	(677)	—
Total	$1,492,419	$970	$1,478,455	$12,994

For the six months ended June 30, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale states and political subdivisions debt securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2011	$12,994	$—
Principal payments received	(189)	—
Unrealized net gain included in other comprehensive income	74	—
Balance at June 30, 2012	$12,879	$—

Balance at December 31, 2010	$12,619	$17
Principal payments received	(176)	—
Balance at June 30, 2011	$12,443	$17

(1)         Represents available for sale non-agency collateralized mortgage obligations previously classified as Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.9 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of June 30, 2012, the weighted average discount rate utilized was 2.71%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2012
Loans held for sale (1)	$10,385	$—	$10,385	$—
Impaired loans (1)	114,685	—	114,685	—
Other real estate (2)	49,379	—	49,379	—

December 31, 2011
Loans held for sale (1)	$12,414	$—	$12,414	$—
Impaired loans (1)	131,836	—	131,836	—
Other real estate (2)	61,681	—	61,681	—

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended June 30, 2012:
Net interest income	$22,994	$7,265	$—	$30,259
Intersegment net interest income (expense)	10,059	(5,111)	(4,948)	—
Credit for loan and lease losses	6,630	—	—	6,630
Other operating income	12,365	1,452	(203)	13,614
Other operating expense	(21,677)	(500)	(17,514)	(39,691)
Administrative and overhead expense allocation	(16,771)	(266)	17,037	—
Net income (loss)	$13,600	$2,840	$(5,628)	$10,812

Three months ended June 30, 2011:
Net interest income	$23,305	$5,674	$—	$28,979
Intersegment net interest income (expense)	11,084	(5,074)	(6,010)	—
Credit for loan and lease losses	8,784	—	—	8,784
Other operating income	8,892	1,704	341	10,937
Other operating expense	(26,460)	(138)	(13,891)	(40,489)
Administrative and overhead expense allocation	(13,050)	(127)	13,177	—
Net income (loss)	$12,555	$2,039	$(6,383)	$8,211

Six months ended June 30, 2012:
Net interest income	$46,231	$14,530	$—	$60,761
Intersegment net interest income (expense)	22,475	(10,968)	(11,507)	—
Credit for loan and lease losses	11,620	—	—	11,620
Other operating income	24,701	2,538	(393)	26,846
Other operating expense	(43,521)	(898)	(30,518)	(74,937)
Administrative and overhead expense allocation	(29,525)	(462)	29,987	—
Net income (loss)	$31,981	$4,740	$(12,431)	$24,290

Six months ended June 30, 2011:
Net interest income	$47,729	$9,451	$—	$57,180
Intersegment net interest income (expense)	21,510	(6,297)	(15,213)	—
Credit for loan and lease losses	10,359	—	—	10,359
Other operating income	19,267	3,343	827	23,437
Other operating expense	(51,906)	(227)	(25,993)	(78,126)
Administrative and overhead expense allocation	(24,752)	(252)	25,004	—
Net income (loss)	$22,207	$6,018	$(15,375)	$12,850

At June 30, 2012:
Investment securities	$—	$1,633,011	$—	$1,633,011
Loans and leases (including loans held for sale)	2,131,994	—	—	2,131,994
Other	24,527	348,556	88,982	462,065
Total assets	$2,156,521	$1,981,567	$88,982	$4,227,070

At December 31, 2011:
Investment securities	$—	$1,493,925	$—	$1,493,925
Loans and leases (including loans held for sale)	2,114,737	—	—	2,114,737
Other	23,858	429,141	71,204	524,203
Total assets	$2,138,595	$1,923,066	$71,204	$4,132,865

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

Central Pacific Bank is a full-service community bank with 34 branches and 117 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

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

In addition to the Bank MOU, the Company continues to be subject to a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with the Bank MOU and any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

Even though the Consent Order has been replaced by the Bank MOU, the bank remains subject to a number of requirements as described above. We believe that we are in compliance in all material respects with the material terms of the Bank MOU and the Written Agreement and are meeting the timeline for compliance set out in such agreements subject to our continuing efforts to improve core earnings and reduce the level of our nonperforming assets. However, we cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Bank MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Bank MOU and the Written Agreement are judicially enforceable and the Company or the bank’s failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of a new consent order; the imposition of civil monetary penalties; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; the appointment of a conservator or receiver for the bank; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, if we again fall below the capital ratio requirements; and the enforcement of such actions through injunctions or restraining orders.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

Through June 30, 2012, we accomplished a number of key milestones in our recovery plan, including:

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

•                  On May 6, 2011, we successfully completed a $20 million Rights Offering (the “Rights Offering”).

•                  In May 2011, the Consent Order was lifted and replaced with the Bank MOU.

•                  We improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of June 30, 2012 to 23.04%, 24.32%, and 14.12%, respectively, from 22.48%, 23.80%, and 13.13%, respectively, as of June 30, 2011. Our capital ratios continue to exceed the minimum levels required by both the Bank MOU and the levels required for a “well-capitalized” regulatory designation.

•                  Maintained positive momentum from our turnaround in 2011 as we reported a sixth consecutive profitable quarter with net income of $10.8 million in the second quarter of 2012 and $4.6 million, $8.2 million, $11.6 million, $12.1 million and $13.5 million in the first, second, third and fourth quarters of 2011, and the first quarter of 2012, respectively.

•                  We had $40,000 in outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) at June 30, 2012 compared to $50.0 million at December 31, 2011.

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

In the second quarter of 2012, we recorded a credit to the Provision of $6.6 million. We had an Allowance as a percentage of total loans and leases of 4.94% at June 30, 2012, compared to 5.91% at December 31, 2011. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could begin to deteriorate further. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we could have repurchase obligations. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At June 30, 2012 and December 31, 2011, this reserve totaled $5.8 million and $6.8 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through June 30, 2012 were approximately $3.7 billion and $3.1 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of June 30, 2012 total approximately $110.1 million.

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

Loans repurchased during the three and six months ended June 30, 2012 totaled approximately $1.0 million and $2.6 million, respectively. In the first half of 2012, additional reserves were established to account for potential losses resulting from the recent emergence of make-whole demands. While our historical losses from make-whole demands are limited, based on recent investor requests, additional make-whole demands are anticipated and the establishment of additional reserves considers the potential for future losses related to this risk.

Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals Granted, Repurchased and Pending Resolution [1]

For the six months ended June 30, 2012

	Government Sponsored Entities (“GSE”)				Non-GSE Investors
	Repurchase	Appeals		Pending	Repurchase	Appeals		Pending
Vintage	Demands	Granted	Repurchased	Resolution	Demands	Granted	Repurchased	Resolution
2005 and prior	—	—	—	—	—	—	—	—
2006	2	—	1	1	1	1	—	—
2007	2	1	—	1	1	—	—	1
2008	2	2	—	—	2	—	—	2
2009	—	—	—	—	—	—	—	—
2010	1	—	—	1	—	—	—	—
2011	5	3	1	1	—	—	—	—
2012	1	—	1	—	—	—	—	—
Total	13	6	3	4	4	1	—	3

[1] Based on repurchase requests received between January 1, 2012 and June 30, 2012.

The reserve for residential mortgage loan repurchase losses of $5.8 million at June 30, 2012 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $1.0 from December 31, 2011. The table below shows changes in the repurchase losses liability since initial establishment.

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$6,802	$5,014	$5,014	$183	$22
Change in estimate	(158)	2,840	5,065	6,071	161
Utilizations	(838)	(1,198)	(3,277)	(1,240)	—
Balance, end of period	$5,806	$6,656	$6,802	$5,014	$183

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

During the second quarter of 2012, we evaluated the recoverability of the intangible assets related to our customer relationships and non-compete agreements. Upon completion of this review, we determined that the intangible assets related to our customer relationships and non-compete agreements were both fully impaired, and thus, we recorded impairment charges to other operating expense totaling $0.9 million during the second quarter of 2012.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities.” ASU 2011-11 expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the balance sheet. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the balance sheet. ASU 2011-11 is effective for the Company’s reporting period beginning on January 1, 2013, with retrospective application required. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Financial Summary

During the second quarter of 2012, we reported net income of $10.8 million, or $0.26 per diluted share, compared to $8.2 million, or $0.20 per diluted share, reported in the second quarter of 2011. Net income for the first half of 2012 was $24.3 million, or $0.58 per diluted share, compared to $12.9 million, or $3.15 per diluted share for the first half of 2011. Our net income per diluted share for the first half of 2011 included the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange.

Our net income in the three and six months ended June 30, 2012 was driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded commitments, amounted to credits of $5.6 million and $10.6 million in the three and six months ended June 30, 2012, respectively, compared to credits of $6.8 million and $5.2 million in the three and six months ended June 30, 2011, respectively.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $18.0 million and $18.4 million for the three and six months ended June 30, 2012, respectively, and $20.9 million and $21.3 million for the comparable prior year periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Return on average assets	1.04%	0.81%	1.18%	0.64%
Return on average shareholders’ equity	9.12	8.08	10.37	8.48
Return on average tangible equity	9.48	8.52	10.80	9.12
Basic earnings per common share	$0.26	$0.20	$0.58	$3.22	*
Diluted earnings per common share	0.26	0.20	0.58	3.15	*

* Includes the impact of a one-time accounting adjustment totaling $85.1 million related to the TARP Exchange.

Material Trends

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to show signs of stabilization following the economic downturn caused by disruptions in the financial system in 2008.

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including concerns over the European sovereign debt crisis. Growing U.S. government indebtedness, a large budget deficit, and concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. In addition, downgrades in United States and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets.

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

According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), based on the recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, Hawaii’s economy is expected to continue positive growth for the rest of 2012 and into 2013. Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Hawaii’s visitor industry is expected to break all records for arrivals and visitor spending this year. According to the Hawaii Tourism Authority (“HTA”), 3.9 million visitors visited the state in the first half of 2012. This was an increase of 10.2% from the number of visitor arrivals in the first half of 2011, with growth from all visitor markets. The HTA also reported that total visitor spending increased to $7.11 billion in the first half of 2012, an increase of $1.25 billion, or 21.4%, from the first half of 2011. According to a report from the University of Hawaii Economic Research Organization, total visitor arrivals and visitor spending are expected to gain 9.3% and 15.7% in 2012, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 6.4% in June 2012, compared to 6.7% in June 2011. In addition, Hawaii’s unemployment rate in June 2012 of 6.4% remained below the national seasonally adjusted unemployment rate of 8.2%. DBEDT projects real personal income and real gross state product to grow by 1.7% and 2.2%, respectively, in 2012.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased just slightly by 0.3% for single-family homes but decreased by 3.2% for condominiums for the six months ended June 2012 compared to the six months ended June 2011. The median sales price for single-family homes on Oahu for the six months ended June 2012 was $619,750, representing an increase of 8.7% from the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 2012 increased slightly by 0.5% to $306,000, compared to the same prior year period. As part of our plans to reduce our credit risk exposure, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios. While some economists and real estate professionals remain optimistic that the Hawaii real estate market will continue to show improvement through the summer, there can be no assurance that this will occur.

While our operations are predominantly concentrated in the state of Hawaii, our performance is also influenced by economic conditions in California.  California, like the rest of the nation, appears to be in the midst of an uneven economic recovery as some sectors of the economy are doing well and others are not. Most of the indicators that affect the nation, both positive and negative, also affect California. In 2011, personal income grew but these gains and many others like them paled in comparison to the losses incurred during the recession. The outlook for the California economy is guardedly positive for 2012, followed by stronger growth in 2013 and 2014. The California Association of Realtors (“CAR”) reported that June 2012 unit single family home sales were up 8.5% from the same period a year ago, while the median sales price increased by 8.1% from year ago levels to $320,540. CAR anticipates California 2012 single family home resales to improve slightly by 1% to 502,800 units from 497,900 units in 2011. The California median home price is projected to increase 1.7% to $290,900 in 2012.

According to the California Department of Finance, average personal income for 2012 call for an increase of 3.7% from 2011. Labor markets within the state improved since the year ago period but remained weak in the first half of 2012. The State of California Employment Development Department reported California’s seasonally adjusted unemployment rate in June 2012 decreased to 10.7% from 11.9% in the prior year, but continues to be well above the national unemployment rate of 8.2%.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2012 and 2011 is set forth below.

	Three Months Ended June 30,
	2012			2011
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$77,385	0.25%	$47	$471,173	0.26%	$300
Taxable investment securities (1)	1,555,361	1.95	7,593	1,205,762	2.40	7,241
Tax-exempt investment securities (1)	55,688	4.93	686	12,480	8.92	276
Loans and leases, including loans held for sale (2)	2,121,045	4.62	24,393	2,094,555	5.06	26,464
Federal Home Loan Bank stock	48,797	—	—	48,797	—	—
Total interest earning assets	3,858,276	3.40	32,719	3,832,767	3.58	34,281
Nonearning assets	304,757			214,354
Total assets	$4,163,033			$4,047,121

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$614,480	0.06%	$89	$535,057	0.12%	$161
Savings and money market deposits	1,158,955	0.09	252	1,113,800	0.18	500
Time deposits under $100,000	331,866	0.62	509	402,721	1.03	1,037
Time deposits $100,000 and over	642,349	0.28	453	438,971	0.79	865
Short-term borrowings	—	—	—	1,730	—	—
Long-term debt	108,291	3.41	917	409,152	2.59	2,642
Total interest-bearing liabilities	2,855,941	0.31	2,220	2,901,431	0.72	5,205
Noninterest-bearing deposits	752,512			663,119
Other liabilities	70,567			66,195
Total liabilities	3,679,020			3,630,745
Shareholders’ equity	474,041			406,381
Non-controlling interests	9,972			9,995
Total equity	484,013			416,376
Total liabilities and equity	$4,163,033			$4,047,121

Net interest income			$30,499			$29,076

Net interest margin		3.17%			3.04%

	Six Months Ended June 30,
	2012			2011
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$103,860	0.25%	$128	$544,153	0.26%	$689
Taxable investment securities (1)	1,533,916	1.98	15,210	1,049,131	2.38	12,465
Tax-exempt investment securities (1)	34,714	5.70	989	12,728	8.79	559
Loans and leases, including loans held for sale (2)	2,108,477	4.70	49,401	2,141,816	5.17	55,030
Federal Home Loan Bank stock	48,797	—	—	48,797	—	—
Total interest earning assets	3,829,764	3.44	65,728	3,796,625	3.64	68,743
Nonearning assets				212,298
Total assets	$3,829,764			$4,008,923

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$592,242	0.06%	$175	$532,246	0.11%	$293
Savings and money market deposits	1,152,396	0.10	551	1,110,691	0.22	1,232
Time deposits under $100,000	338,137	0.65	1,086	421,984	1.15	2,403
Time deposits $100,000 and over	646,929	0.30	949	386,860	0.98	1,876
Short-term borrowings	6	0.76	—	70,338	0.59	204
Long-term debt	111,315	3.36	1,860	424,537	2.55	5,359
Total interest-bearing liabilities	2,841,025	0.33	4,621	2,946,656	0.78	11,367
Noninterest-bearing deposits	740,093			670,949
Other liabilities	73,335			78,242
Total liabilities	3,654,453			3,695,847
Shareholders’ equity	468,297			303,078
Non-controlling interests	9,975			9,998
Total equity	478,272			313,076
Total liabilities and equity	$4,132,725			$4,008,923

Net interest income			$61,107			$57,376

Net interest margin		3.20%			3.04%

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $30.5 million for the second quarter of 2012, increased by $1.4 million, or 4.9%, from the second quarter of 2011, while taxable-equivalent net interest income for the first half of 2012 increased by $3.7 million, or 6.5%, to $61.1 million from the comparable prior year period. The increase for the current quarter and first half of 2012 was primarily attributable to a significant increase in average taxable and tax-exempt investment securities and a significant decrease in long-term debt as we redeployed our excess liquidity into higher yielding investment securities and reduced our overall funding costs. In the third quarter of 2011, we paid down long-term borrowings at the FHLB totaling $120.5 million with a weighted average interest rate of 4.36%. The increase in net interest income for the current quarter also reflects a 41 basis point (“bp”) decline in average rates paid on our interest-bearing liabilities, which exceeded the 18 bp decline in average yields earned on our interest-earning assets. The increase in net interest income for the first half of 2012 reflects a 45 bp decline in average rates paid on our interest-bearing liabilities, which exceeded the 20 bp decline in average yields earned on our interest-earning assets. The decrease in average yields earned on our interest earning assets was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

Interest Income

Taxable-equivalent interest income of $32.7 million for the second quarter of 2012 decreased by $1.6 million, or 4.6%, from the second quarter of 2011. The decrease was primarily attributable to a significant decline in average yields earned on loans and leases and taxable and tax-exempt investment securities, partially offset by an increase in average taxable and tax-exempt investment securities balances as described above. Average yields earned on loans and leases, taxable  and tax-exempt investment securities decreased by 44 bp, 45 bp and 399 bp, respectively, in the current quarter, accounting for approximately $2.3 million, $1.4 million and $0.1 million, respectively, of the current quarter’s interest income decline. Average taxable and tax-exempt investment securities balances increased by $349.6 million and $43.2 million, respectively, in the current quarter compared to the second quarter of 2011, offsetting these declines of interest income by approximately $2.1 million and $1.0 million, respectively.

Consistent with the above, the year-to-date decrease in taxable-equivalent interest income was primarily attributable to a decline in average loans and leases and the average yields earned thereon and a decline in average yields earned on taxable and tax-exempt investment securities, partially offset by an increase in average taxable and tax-exempt investment securities balances as described above. Average loans and leases decreased by $33.3 million in the first half of 2012, accounting for approximately $0.9 million of the year-to-date interest income decline. Average yields earned on loans and leases, taxable and tax-exempt investment securities decreased by 47 bp, 40 bp and 309 bp, respectively, in the current quarter, accounting for approximately $5.0 million, $2.1 million and $0.2 million, respectively, of the year-to-date interest income decline. Average taxable and tax-exempt investment securities balances increased by $484.8 million and $22.0 million, respectively, in the first half of 2012 compared to the first half of 2011, offsetting these declines of interest income by approximately $5.8 million and $1.0 million, respectively.

Interest Expense

Interest expense of $2.2 million for the second quarter of 2012 decreased by $3.0 million, or 57.3%, from the comparable prior year quarter. The decrease was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The current quarter decrease of $300.9 million in average balances of long-term debt resulted in lower interest expense of $1.9 million. Additionally, the 41 bp decline in average rates on time deposits under $100,000 contributed to $0.4 million of the current quarter decrease in interest expense and the 51 bp decline in average rates on time deposits $100,000 and over contributed to $0.6 million of the current quarter decrease. Average time deposits $100,000 and over increased by $203.4 million in the current quarter compared to the second quarter of 2011, offsetting these declines of interest expense by approximately $0.4 million.

For the first half of 2012, interest expense decreased by $6.7 million, or 59.3%, from the first half of 2011. The decrease was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The year-to-date decrease of $313.2 million in average balances of long-term debt resulted in lower interest expense of $4.0 million. Additionally, the 12 bp decline in average rates on savings and money market deposits contributed to $0.7 million of the year-to-date decrease in interest expense, the 50 bp decline in average rates on time deposits under $100,000 contributed to $1.1 million of the year-to-date decrease and the 68 bp decline in average rates on time deposits $100,000 and over contributed to $1.3 million of the year-to-date decrease. Average time deposits $100,000 and over increased by $260.1 million in the first half of 2012 compared to the first half of 2011, offsetting these declines of interest expense by approximately $1.3 million.

Net Interest Margin

Our net interest margin was 3.17% for the second quarter of 2012, compared to 3.04% in the comparable prior year quarter. Our net interest margin for the first half of 2012 was 3.20% compared to 3.04% for the first half of 2011. As described above, the increase in the net interest margin for both the second quarter and first half of 2012 compared to the comparable prior year periods reflected our deployment of excess liquidity into higher yielding investment securities and an overall reduction in our funding costs, which included the aforementioned prepayment of long-term borrowings at the FHLB in the third quarter of 2011.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,698	$1,367
Real estate:
Construction	57,983	69,765
Mortgage-residential	42,199	47,128
Mortgage-commercial	16,805	15,653
Leases	264	—
Total nonaccrual loans	120,949	133,913
Other real estate	49,379	61,681
Total nonperforming assets	170,328	195,594

Accruing loans delinquent for 90 days or more:
Real estate:
Construction	319	—
Mortgage-residential	156	—
Consumer	3	28
Leases	27	—
Total accruing loans delinquent for 90 days or more	505	28

Restructured loans still accruing interest:
Commercial, financial and agricultural	173	—
Real estate:
Construction	—	5,170
Mortgage-residential	5,436	3,093
Mortgage-commercial	3,584	—
Total restructured loans still accruing interest	9,193	8,263

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$180,026	$203,885

Total nonperforming assets as a percentage of loans and leases, loans held for sale and other real estate	7.81%	8.99%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale and other real estate	7.83%	8.99%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases, loans held for sale and other real estate	8.25%	9.37%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $170.3 million at June 30, 2012, compared to $195.6 million at December 31, 2011. The decrease from December 31, 2011 was attributable to $39.3 million in repayments, $12.8 million in sales of foreclosed properties $6.6 million in loans restored to accrual status, $5.3 million in charge-offs, and $3.4 million in write-downs of foreclosed properties, partially offset by $42.1 million in gross additions.  California construction and development loans to a single borrower totaling $25.7 million accounted for the majority of the gross additions during the first half of 2012.

Net changes to nonperforming assets by category included net decreases in Hawaii construction and development assets totaling $23.9 million, Hawaii residential mortgage assets totaling $7.4 million and Hawaii commercial mortgage assets totaling $3.4 million. Partially offsetting these net decreases were net increases in Mainland commercial mortgage assets totaling $4.5 million, Hawaii commercial assets totaling $2.3 million and Mainland construction and development assets totaling $2.2 million.

Restructured loans included in nonperforming assets at June 30, 2012 consisted of 82 Hawaii residential mortgage loans with a combined principal balance of $35.3 million, a Mainland construction and development loan with a principal balance of $13.2 million, two Mainland commercial mortgage loans with a combined principal balance of $6.4 million, seven Hawaii construction and development loans with a combined principal balance of $2.8 million, a Hawaii commercial mortgage loan with a principal balance of $0.5 million and a Hawaii commercial loan with a principal balance of $0.2 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $9.2 million of restructured loans still accruing interest at June 30, 2012, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Allowance for loan and lease losses:
Balance at beginning of period	$114,322	$178,010	$122,093	$192,854

Provision (credit) for loan and lease losses	(6,630)	(8,784)	(11,620)	(10,359)

Charge-offs:
Commercial, financial and agricultural	1,394	455	3,076	1,861
Real estate:
Construction	3,715	3,000	5,341	16,858
Mortgage-residential	173	1,263	373	3,299
Mortgage-commercial	320	879	320	1,105
Consumer	323	597	749	1,202
Leases	—	—	28	—
Total charge-offs	5,925	6,194	9,887	24,325

Recoveries:
Commercial, financial and agricultural	832	854	1,102	1,286
Real estate:
Construction	745	2,549	1,170	5,915
Mortgage-residential	262	231	379	931
Mortgage-commercial	2	3	4	42
Consumer	204	265	570	590
Leases	2	—	3	—
Total recoveries	2,047	3,902	3,228	8,764

Net charge-offs	3,878	2,292	6,659	15,561

Balance at end of period	$103,814	$166,934	$103,814	$166,934

Annualized ratio of net charge-offs to average loans	0.73%	0.44%	0.63%	1.45%

Our Allowance at June 30, 2012 totaled $103.8 million, a decrease of $18.3 million, or 15.0%, from year-end 2011. The decrease in our Allowance was a direct result of a credit to the Provision of $11.6 million and $6.7 million in net loan charge-offs.

Our Provision was a credit of $6.6 million during the second quarter of 2012, compared to a credit of $8.8 million in the second quarter of 2011. The credit to the Provision recorded during the quarter was the result of continued improvement in the historical quarterly charge-off data used to calculate the Allowance and an overall improvement in the Company’s credit risk profile, as evidenced by the previously mentioned decrease in nonperforming assets.

Our Allowance as a percentage of our total loan portfolio decreased from 5.91% at December 31, 2011 to 4.94% at June 30, 2012. Our Allowance as a percentage of our nonperforming assets decreased from 62.42% at December 31, 2011 to 60.95% at June 30, 2012.

The decrease in the Allowance is consistent with our reduction in nonperforming assets and our belief that we continue to see signs of stabilization in certain sectors of our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the Mainland.

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

Other Operating Income

Total other operating income of $13.6 million for the second quarter of 2012 increased by $2.7 million, or 24.5%, from the comparable prior year period. The increase was primarily due to higher gains on sales of residential mortgage loans of $2.4 million, higher unrealized gains on outstanding interest rate locks of $0.7 million and higher rental income from foreclosed properties of $0.6 million, partially offset by the recognition of a $0.3 million gain on sale of investment securities in the second quarter of 2011.

For the six months ended June 30, 2012, total other operating income of $26.8 million increased by $3.4 million, or 14.6%, from the comparable prior year period. The increase was primarily due to higher gains on sales of residential mortgage loans of $3.2 million, higher rental income from foreclosed properties of $1.7 million and higher unrealized gains on outstanding interest rate locks of $0.6 million, partially offset by lower income from bank-owned life insurance of $0.6 million, lower service charges on deposits accounts of $0.5 million and the recognition of a $0.3 million gain on sale of investment securities in the second quarter of 2011.

Other Operating Expense

Total other operating expense for the second quarter of 2012 was $39.7 million, compared to $40.5 million in the comparable prior year period. The decrease was primarily attributable to a lower provision for repurchased residential mortgage loans of $3.1 million, lower net credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $0.9 million and lower FDIC insurance expense of $0.6 million, partially offset by higher salaries and employee benefits of $2.2 million, accruals totaling $2.0 million related to two legal proceedings against the Company, and the previously mentioned impairment charges relating to our customer relationships and non-compete intangible assets totaling $0.9 million.

For the six months ended June 30, 2012, total other operating expense of $74.9 million decreased by $3.2 million, or 4.1%, from the comparable prior year period. The decrease was primarily attributable to lower net credit-related charges of $4.2 million, a lower provision for repurchased residential mortgage loans of $3.0 million and lower FDIC insurance of $2.3 million, partially offset by higher salaries and employee benefits of $3.8 million, the aforementioned accrual of $2.0 million in settlements of legal proceedings, higher legal and professional services of $1.1 million and the aforementioned impairment charges of $0.9 million.

Income Taxes

We did not recognize any income tax expense in the first half of 2012 or 2011, as we continue to recognize a full valuation allowance against our net DTAs, which was first established in the third quarter of 2009. The establishment of the valuation allowance was primarily based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings.

During the first half of 2012, we decreased our valuation allowance against our net DTAs by $7.2 million to $155.1 million at June 30, 2012 from $162.3 million at December 31, 2011. Of the total decrease to the valuation allowance, $7.8 million was recognized as a non-cash credit to income tax expense, while $0.6 million was debited to accumulated other comprehensive income (“AOCI”).

Financial Condition

Total assets at June 30, 2012 of $4.2 billion increased by $94.2 million from $4.1 billion at December 31, 2011.

Loans and Leases

Loans and leases, net of unearned income, of $2.1 billion at June 30, 2012, increased by $36.7 million, or 1.8%, from December 31, 2011. The increase was primarily due to net increases in the residential mortgage and commercial, financial and agricultural loan portfolios totaling $81.4 million and $17.0 million, respectively, partially offset by a net reduction in the construction and development loan portfolio totaling $54.6 million. The net increases in these portfolios reflect transfers of 11 portfolio loans to other real estate totaling $2.0 million, the transfer of a portfolio loan to the held-for-sale category of $0.3 million and charge-offs of loans and leases of $9.9 million.

The following table sets forth the geographic distribution of our loan and leases portfolio and related Allowance as of June 30, 2012:

	Hawaii	Mainland	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$195,760	$1,931	$197,691
Real estate:
Construction	66,438	40,027	106,465
Mortgage - residential	976,163	1,301	977,464
Mortgage - commercial	493,620	203,713	697,333
Consumer	108,276	—	108,276
Leases	13,934	—	13,934
Total loans and leases	1,854,191	246,972	2,101,163
Allowance for loan and lease losses	(69,520)	(34,294)	(103,814)
Net loans and leases	$1,784,671	$212,678	$1,997,349

Deposits

Total deposits of $3.6 billion at June 30, 2012 reflected an increase of $118.8 million, or 3.4%, from December 31, 2011. The increase was primarily attributable to increases in interest-bearing demand deposits, non-interest bearing demand deposits and savings and money market deposits of $57.2 million, $39.9 million and $24.9 million, respectively. These increases were partially offset by a decrease in time deposits of $3.2 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.8 billion at June 30, 2012 and increased by $95.6 million from December 31, 2011.

Capital Resources

Common Stock

Shareholders’ equity totaled $480.5 million at June 30, 2012, compared to $456.4 million at December 31, 2011. The increase in total shareholders’ equity was attributable to the $24.3 million in net income recognized during the first half of 2012.

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

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at 12 consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At June 30, 2012, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $10.3 million.

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

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. The majority of the funds that we received upon completion of the Private Placement were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, including payments on its outstanding trust preferred securities. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. However, as a Hawaii state-chartered bank, the bank is prohibited from declaring or paying dividends greater than its retained earnings. As of June 30, 2012, the bank had an accumulated deficit of $414.1 million. The bank will need to eliminate the deficit and generate positive retained earnings before it can pay any dividends. As a result, we do not anticipate receiving dividends from the bank in the foreseeable future. On a stand alone basis, as of June 30, 2012, CPF had approximately $44.2 million of cash available to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of June 30, 2012 were above the levels required for a “well capitalized” regulatory designation and the bank is currently in compliance with the Bank MOU which requires that it maintain a leverage capital ratio of at least 8%.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At June 30, 2012:
Leverage capital	$582,879	14.1%	$165,093	4.0%	$206,366	5.0%
Tier 1 risk-based capital	582,879	23.0	101,209	4.0	151,814	6.0
Total risk-based capital	615,456	24.3	202,419	8.0	253,023	10.0

At December 31, 2011:
Leverage capital	$555,315	13.8%	$161,218	4.0%	$201,522	5.0%
Tier 1 risk-based capital	555,315	22.9	96,845	4.0	145,267	6.0
Total risk-based capital	586,802	24.2	193,690	8.0	242,112	10.0

Central Pacific Bank
At June 30, 2012:
Leverage capital	$554,393	13.4%	$165,165	4.0%	$206,456	5.0%
Tier 1 risk-based capital	554,393	21.9	101,296	4.0	151,944	6.0
Total risk-based capital	586,988	23.2	202,592	8.0	253,240	10.0

At December 31, 2011:
Leverage capital	$524,057	13.0%	$161,259	4.0%	$201,574	5.0%
Tier 1 risk-based capital	524,057	21.6	96,916	4.0	145,375	6.0
Total risk-based capital	555,566	22.9	193,833	8.0	242,291	10.0

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

The bank is a member of and maintained an $808.4 million line of credit with the FHLB as of June 30, 2012. At June 30, 2012, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $40,000. At December 31, 2011, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $50.0 million.

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

As of June 30, 2012, the bank’s pledged assets to the FHLB included investment securities with a fair value of $169.2 million and certain real estate loans totaling $986.8 million. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $29.6 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at June 30, 2012 and December 31, 2011. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $49.3 million at June 30, 2012. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2012 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 9, 2012	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: August 9, 2012	/s/ Denis K. Isono
Denis K. Isono
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document