Form 10-Q
period 2012-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2012-11-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of registrant’s common stock, no par value, on October 30, 2012 was 41,859,920 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2012 and December 31, 2011

Consolidated Statements of Income Three and nine months ended September 30, 2012 and 2011

Consolidated Statements of Comprehensive Income Three and nine months ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows Nine months ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from forward-looking statements for a variety of reasons, to include, but not limited to: the effect of, and our failure to comply with all of the requirements of the Written Agreement with the Federal Reserve Bank of San Francisco and the Hawaii Division of Financial Institutions, dated July 2, 2010, and any further regulatory orders or regulatory agreements we are or may become subject to; our ability to continue making progress on our recovery plan; oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and recurring weakness in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality and further losses in our loan portfolio; our ability to utilize all or part of our deferred tax assets; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of the European debt crisis and the pending “fiscal cliff” in the United States when federal tax hikes and spending cuts are scheduled to take effect together; deterioration or malaise in economic conditions, including the continued destabilizing factors in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, other regulatory reform, including but not limited to government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common shares; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein, and the Company’s Form 10-Q for the last fiscal quarter. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Amounts in thousands, except share data)	2012	2011

Assets
Cash and due from banks	$61,078	$76,233
Interest-bearing deposits in other banks	159,595	180,839
Investment securities:
Available for sale, at fair value	1,499,546	1,492,994
Held to maturity (fair value of $165,012 at September 30, 2012 and $976 at December 31, 2011)	163,733	931
Total investment securities	1,663,279	1,493,925

Loans held for sale	24,080	50,290

Loans and leases	2,110,163	2,064,447
Less allowance for loan and lease losses	96,928	122,093
Net loans and leases	2,013,235	1,942,354

Premises and equipment, net	49,424	51,414
Accrued interest receivable	13,198	11,674
Investment in unconsolidated subsidiaries	11,244	12,697
Other real estate	47,378	61,681
Other intangible assets	38,773	41,986
Bank-owned life insurance	146,680	144,474
Federal Home Loan Bank stock	48,363	48,797
Other assets	33,291	16,501
Total assets	$4,309,618	$4,132,865

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$803,796	$729,149
Interest-bearing demand	648,331	569,371
Savings and money market	1,177,164	1,136,180
Time	992,299	1,008,828
Total deposits	3,621,590	3,443,528

Short-term borrowings	-	34
Long-term debt	108,285	158,298
Other liabilities	68,738	64,585
Total liabilities	3,798,613	3,666,445

Equity:
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
41,859,566 and 41,749,116 shares at September 30, 2012 and December 31, 2011, respectively	784,512	784,539
Surplus	69,094	66,585
Accumulated deficit	(361,837)	(396,848)
Accumulated other comprehensive income	9,273	2,164
Total shareholders' equity	501,042	456,440
Non-controlling interest	9,963	9,980
Total equity	511,005	466,420
Total liabilities and equity	$4,309,618	$4,132,865

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011

Interest income:
Interest and fees on loans and leases	$24,241	$25,962	$73,642	$80,992
Interest and dividends on investment securities:
Taxable interest	6,641	7,918	21,844	20,380
Tax-exempt interest	704	186	1,347	549
Dividends	4	5	11	8
Interest on deposits in other banks	84	259	212	948
Total interest income	31,674	34,330	97,056	102,877

Interest expense:
Interest on deposits:
Demand	83	113	258	406
Savings and money market	232	459	783	1,691
Time	869	1,499	2,904	5,778
Interest on short-term borrowings	-	-	-	204
Interest on long-term debt	930	2,430	2,790	7,789
Total interest expense	2,114	4,501	6,735	15,868

Net interest income	29,560	29,829	90,321	87,009
Provision (credit) for loan and lease losses	(4,982)	(19,116)	(16,602)	(29,475)
Net interest income after provision for loan and lease losses	34,542	48,945	106,923	116,484

Other operating income:
Service charges on deposit accounts	2,130	2,501	6,719	7,564
Other service charges and fees	4,538	4,451	13,115	12,953
Income from fiduciary activities	662	636	1,930	2,136
Equity in earnings of unconsolidated subsidiaries	171	136	386	301
Fees on foreign exchange	165	198	447	484
Investment securities gains	789	-	789	261
Loan placement fees	114	164	547	348
Net gain on sales of residential loans	4,713	1,177	11,084	4,380
Income from bank-owned life insurance	741	866	2,274	3,036
Other	1,906	1,380	5,484	3,483
Total other operating income	15,929	11,509	42,775	34,946

Other operating expense:
Salaries and employee benefits	17,256	15,856	51,511	46,331
Net occupancy	3,629	3,466	10,159	10,234
Equipment	1,030	1,348	3,008	3,632
Amortization and impairment of other intangible assets	2,698	1,709	7,490	4,885
Communication expense	872	828	2,542	2,631
Legal and professional services	2,772	3,230	10,635	9,970
Computer software expense	959	894	2,852	2,706
Advertising expense	906	842	2,632	2,508
Foreclosed asset expense	2,863	835	5,358	1,598
Write down of assets	827	(31)	2,586	4,624
Loss on early extinguishment of debt	-	6,234	-	6,234
Other	5,938	13,617	15,914	31,601
Total other operating expense	39,750	48,828	114,687	126,954

Income before income taxes	10,721	11,626	35,011	24,476
Income tax expense	-	-	-	-
Net income	10,721	11,626	35,011	24,476
Preferred stock dividends, accretion of discount and conversion of preferred stock to common stock	-	-	-	(83,897)
Net income available to common shareholders	$10,721	$11,626	$35,011	$108,373

Per common share data:
Basic earnings per share	$0.26	$0.28	$0.84	$3.19
Diluted earnings per share	0.26	0.28	0.83	3.16
Shares used in computation:
Basic shares	41,764	41,625	41,704	33,957
Diluted shares	42,016	41,672	41,961	34,272

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net income	$10,721	$11,626	$35,011	$24,476
Other comprehensive income, net of tax
Net change in unrealized gain on investment securities	8,062	4,494	6,278	15,662
Net change in unrealized loss on derivatives	(3)	(680)	(934)	(2,598)
Minimum pension liability adjustment	588	553	1,765	1,662
Other comprehensive income, net of tax	8,647	4,367	7,109	14,726
Comprehensive income	$19,368	$15,993	$42,120	$39,202

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$35,011	$24,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(16,602)	(29,475)
Depreciation and amortization	4,760	5,591
Write down of assets	2,586	4,624
Write down of other real estate, net of gain on sale	3,032	(1,220)
Amortization and impairment of other intangible assets	7,490	4,885
Net amortization of investment securities	11,764	5,630
Share-based compensation	2,509	2,171
Net gain on investment securities	(789)	(261)
Net gain on sales of residential loans	(11,084)	(4,380)
Proceeds from sales of loans held for sale	675,799	417,745
Originations of loans held for sale	(650,920)	(422,756)
Equity in earnings of unconsolidated subsidiaries	(386)	(301)
Increase in cash surrender value of bank-owned life insurance	(4,203)	(1,708)
Net change in other assets and liabilities	(16,279)	4,603
Net cash provided by operating activities	42,688	9,624

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	315,723	267,762
Proceeds from sales of investment securities available for sale	130,076	5,324
Purchases of investment securities available for sale	(457,041)	(1,027,233)
Proceeds from maturities of and calls on investment securities held to maturity	689	1,565
Purchases of investment securities held to maturity	(163,498)	-
Net loan principal repayments (loan originations)	(58,467)	55,815
Proceeds from sales of loans originated for investment	10,340	26,721
Proceeds from sale of other real estate	14,960	34,233
Proceeds from bank-owned life insurance	1,997	158
Purchases of premises and equipment	(2,770)	(706)
Distributions from unconsolidated subsidiaries	455	522
Proceeds from redemption of FHLB stock	434	-
Net cash used in investing activities	(207,102)	(635,839)

Cash flows from financing activities:
Net increase in deposits	178,062	215,086
Repayments of long-term debt	(50,013)	(201,170)
Net decrease in short-term borrowings	(34)	(201,256)
Net proceeds from issuance of common stock and stock option exercises	-	322,677
Net cash provided by financing activities	128,015	135,337

Net decrease in cash and cash equivalents	(36,399)	(490,878)
Cash and cash equivalents at beginning of period	257,072	790,739
Cash and cash equivalents at end of period	$220,673	$299,861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,489	$16,055
Income taxes	1	8
Cash received during the period for:
Income taxes	396	-

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$27	$(16)
Net reclassification of loans to other real estate	2,973	38,226
Net reclassification of loans held for sale to other real estate	716	-
Net transfer of loans to loans held for sale	1,487	1,225
Dividends accrued on preferred stock	-	969
Accretion of preferred stock discount	-	204
Preferred stock and accrued unpaid dividends converted to common stock	-	142,988
Common stock issued in exchange for preferred stock and accrued unpaid dividends	-	56,201

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

2.  REGULATORY MATTERS

In May 2011, the regulatory Consent Order (the “Consent Order”) that Central Pacific Bank (“the bank” or “our bank”) entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. Since this time, we have worked closely with both the FDIC and DFI to satisfactorily resolve all outstanding issues contained in the Bank MOU, including but not limited to, maintaining an adequate allowance for loan and lease losses, improving our asset quality, reducing our classified assets, and ensuring that our capital levels exceeded the levels required by the Bank MOU. The bank received a letter from the FDIC and DFI dated October 26, 2012 advising the bank that the Bank MOU was lifted.

The Company continues to be subject to a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement also requires that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with any supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

On October 9, 2012, the bank entered into a separate Memorandum of Understanding (the “Compliance MOU”) with the FDIC to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank believes it has already taken substantial steps to comply with the Compliance MOU. In addition to the steps taken to comply with the Compliance MOU, the bank received an “Outstanding” rating in a recently completed Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

We cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Compliance MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators which restrict our activities or may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU and the Written Agreement are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU are to be applied prospectively effective January 1, 2012. We adopted this ASU effective January 1, 2012 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12, which shares the same effective date as ASU 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 and ASU 2011-12 effective January 1, 2012 which resulted in a new statement of comprehensive income for the three month and nine month periods ended September 30, 2012. The adoption of ASU 2011-05 and ASU 2011-12 had no impact on the Company's consolidated balance sheets and statements of income.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
September 30, 2012
Available for Sale
U.S. Government sponsored entities debt securities	$313,675	$3,322	$-	$316,997
States and political subdivisions debt securities	159,913	3,397	(486)	162,824
U.S. Government sponsored entities mortgage-backed securities	945,751	22,163	(215)	967,699
Corporate securities	49,069	2,060	-	51,129
Other	849	48	-	897
Total	$1,469,257	$30,990	$(701)	$1,499,546

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$163,733	$1,279	$-	$165,012

December 31, 2011
Available for Sale
U.S. Government sponsored entities debt securities	$370,184	$2,993	$-	$373,177
States and political subdivisions debt securities	12,265	729	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,077,146	20,981	(825)	1,097,302
Corporate securities	8,403	148	-	8,551
Other	985	-	(15)	970
Total	$1,468,983	$24,851	$(840)	$1,492,994

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$931	$45	$-	$976

The amortized cost and estimated fair value of investment securities at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$185,755	$186,405
Due after one year through five years	156,724	160,820
Due after five years through ten years	54,947	56,418
Due after ten years	125,231	127,307
Mortage-backed securities	945,751	967,699
Other	849	897
Total	$1,469,257	$1,499,546

Held to Maturity
Mortage-backed securities	$163,733	$165,012

We sold certain available for sale investment securities during the three and nine months ended September 30, 2012 for gross proceeds of $127.4 million and $130.1 million, respectively. Gross realized gains and losses on the sales of the available for sale investment securities were $1.7 million and $0.9 million, respectively, during the three and nine months ended September 30, 2012. The specific identification method was used as the basis for determining the cost of all securities sold.

During the nine months ended September 30, 2011, we sold certain available for sale investment securities for gross proceeds of $5.3 million. We did not sell any available for sale securities during the third quarter of 2011. Gross realized gains and losses on the sales of the available for sale investment securities during the nine months ended September 30, 2011 were $0.3 million and nil, respectively. The specific identification method was also used as the basis for determining the cost of all securities sold.

In the third quarter of 2012, we completed an investment securities portfolio repositioning to reduce net interest income volatility and enhance the potential for prospective earnings and an improved net interest margin. In connection with the repositioning, we sold $124.7 million in available-for-sale mortgage-backed securities with an average net yield of 0.60% and a weighted average life of 1.3 years and reinvested the proceeds in $133.2 million of investment securities with an average yield of 1.88% and a weighted average life of 5.3 years. The new securities were classified in the held-to-maturity portfolio and a net gain of $0.7 million was realized on the transaction.

Investment securities of $869.6 million and $938.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 59 and nine investment securities which were in an unrealized loss position at September 30, 2012 and December 31, 2011, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2012:
States and political subdivisions debt securities	$48,262	$(486)	$-	$-	$48,262	$(486)
U.S. Government sponsored entities
mortgage-backed securities	90,746	(215)	-	-	90,746	(215)
Total temporarily impaired securities	$139,008	$(701)	$-	$-	$139,008	$(701)

At December 31, 2011:
U.S. Government sponsored entities
mortgage-backed securities	$144,520	$(825)	$-	$-	$144,520	$(825)
Other	970	(15)	-	-	970	(15)
Total temporarily impaired securities	$145,490	$(840)	$-	$-	$145,490	$(840)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Commercial, financial and agricultural	$211,424	$180,571
Real estate:
Construction	104,277	161,126
Mortgage - residential	985,721	896,566
Mortgage - commercial	674,854	701,399
Consumer	123,420	108,810
Leases	12,150	17,702
	2,111,846	2,066,174
Unearned income	(1,683)	(1,727)
Total loans and leases	$2,110,163	$2,064,447

During the nine months ended September 30, 2012, we transferred three loans with a carrying value of $1.5 million, two of which were non-performing, to the held-for-sale category. In addition, we transferred 15 loans with a carrying value of $3.0 million to other real estate. No portfolio loans were purchased during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, we transferred one loan, which was non-performing, with a carrying value of $1.3 million, to the held-for-sale category. In addition, we transferred 24 loans with a carrying value of $38.2 million to other real estate. No portfolio loans were sold or purchased during the nine months ended September 30, 2011.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of September 30, 2012 and December 31, 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
September 30, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$937	$1,582	$311	$237	$-	$13	$3,080
Collectively evaluated for impairment	4,592	6,162	31,970	42,697	2,313	114	87,848
	5,529	7,744	32,281	42,934	2,313	127	90,928
Unallocated							6,000
Total ending balance	$5,529	$7,744	$32,281	$42,934	$2,313	$127	$96,928

Loans and leases:
Individually evaluated for impairment	$4,227	$50,524	$45,409	$17,075	$-	$246	$117,481
Collectively evaluated for impairment	207,197	53,753	940,312	657,779	123,420	11,904	1,994,365
	211,424	104,277	985,721	674,854	123,420	12,150	2,111,846
Unearned income	(16)	17	(351)	(1,333)	-	-	(1,683)
Total ending balance	$211,408	$104,294	$985,370	$673,521	$123,420	$12,150	$2,110,163

December 31, 2011
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$-	$401	$-	$371	$-	$-	$772
Collectively evaluated for impairment	6,110	28,229	32,736	47,358	2,335	553	117,321
	6,110	28,630	32,736	47,729	2,335	553	118,093
Unallocated							4,000
Total ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$122,093

Loans and leases:
Individually evaluated for impairment	$1,367	$62,569	$50,221	$18,451	$-	$-	$132,608
Collectively evaluated for impairment	179,204	98,557	846,345	682,948	108,810	17,702	1,933,566
	180,571	161,126	896,566	701,399	108,810	17,702	2,066,174
Unearned income	133	(63)	(467)	(1,330)	-	-	(1,727)
Total ending balance	$180,704	$161,063	$896,099	$700,069	$108,810	$17,702	$2,064,447

The following table presents by class, impaired loans as of September 30, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
September 30, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,439	$740	$-
Real estate:
Construction	53,331	38,924	-
Mortgage - residential	49,884	43,906	-
Mortgage - commercial	18,196	16,838	-
Total impaired loans with no related allowance recorded	122,850	100,408	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,862	3,487	937
Real estate:
Construction	13,678	11,600	1,582
Mortgage - residential	1,967	1,503	311
Mortgage - commercial	237	237	237
Leases	246	246	13
Total impaired loans with an allowance recorded	20,990	17,073	3,080
Total	$143,840	$117,481	$3,080

December 31, 2011
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,107	$1,367	$-
Real estate:
Construction	80,283	47,877	-
Mortgage - residential	57,195	50,221	-
Mortgage - commercial	14,084	13,756	-
Total impaired loans with no related allowance recorded	153,669	113,221	-
Impaired loans with an allowance recorded:
Real estate:
Construction	24,262	14,692	401
Mortgage - commercial	6,188	4,695	371
Total impaired loans with an allowance recorded	30,450	19,387	772
Total	$184,119	$132,608	$772

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial
& agricultural	$3,956	$1	$331	$-	$3,304	$30	$407	$-
Real estate:
Construction	48,412	83	110,543	81	58,893	728	128,135	719
Mortgage - residential	46,036	120	59,309	370	48,418	298	59,449	575
Mortgage - commercial	17,994	162	20,615	(16)	19,589	330	19,214	368
Leases	252	-	-	-	135	-	-	-
Total	$116,650	$366	$190,798	$435	$130,339	$1,386	$207,205	$1,662

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of September 30, 2012 and December 31, 2011:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
September 30, 2012
Commercial, financial
& agricultural	$84	$17	$15	$3,604	$3,720	$207,688	$211,408
Real estate:
Construction	-	-	-	45,166	45,166	59,128	104,294
Mortgage - residential	180	3,340	490	33,475	37,485	947,885	985,370
Mortgage - commercial	1,135	-	-	10,440	11,575	661,946	673,521
Consumer	341	85	7	-	433	122,987	123,420
Leases	-	-	27	246	273	11,877	12,150
Total	$1,740	$3,442	$539	$92,931	$98,652	$2,011,511	$2,110,163

December 31, 2011
Commercial, financial
& agricultural	$180	$80	$-	$1,367	$1,627	$179,077	$180,704
Real estate:
Construction	-	442	-	57,351	57,793	103,270	161,063
Mortgage - residential	2,972	631	-	47,128	50,731	845,368	896,099
Mortgage - commercial	602	-	-	15,653	16,255	683,814	700,069
Consumer	390	79	28	-	497	108,313	108,810
Leases	28	-	-	-	28	17,674	17,702
Total	$4,172	$1,232	$28	$121,499	$126,931	$1,937,516	$2,064,447

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2012 totaled $49.1 million and consisted of 68 Hawaii residential mortgage loans with a combined principal balance of $26.6 million, two U.S. Mainland construction and development loans with a combined principal balance of $17.1 million, a U.S. Mainland commercial mortgage loan with a principal balance of $3.0 million, seven Hawaii construction and development loans with a combined principal balance of $2.3 million and a Hawaii commercial loan with a principal balance of $0.1 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $24.9 million of TDRs still accruing interest at September 30, 2012, none of which were more than 90 days delinquent. At December 31, 2011, there were $8.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material effect on our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and nine months ended September 30, 2012.

The following table presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2012 and 2011:

	Number of Contracts	Recorded Investment (as of period end)	Additional Partial Charge-offs
	(Dollars in thousands)
Three months ended September 30, 2012
Commercial, financial & agricultural	1	$457	$-
Real estate:
Construction	4	9,838	-
Mortgage - residential	3	1,226	155
Total	8	$11,521	$155

Three months ended September 30, 2011
Real estate:
Mortgage - residential	9	$2,954	$-

Nine months ended September 30, 2012
Commercial, financial & agricultural	4	$624	$-
Real estate:
Construction	8	11,377	-
Mortgage - residential	10	4,258	-
Mortgage - commercial	4	9,623	-
Total	26	$25,882	$-

Nine months ended September 30, 2011
Real estate:
Construction	2	$10,593	$3,014
Mortgage - residential	26	9,635	447
Total	28	$20,228	$3,461

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate:
Construction	3	$4,668	-	$-	7	$6,207	1	$5,332
Mortgage - residential	1	93	1	347	4	878	37	13,503
Mortgage - commercial	-	-	-	-	2	6,212	-	-
Total	4	$4,761	1	$347	13	$13,297	38	$18,835

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of September 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
September 30, 2012
Commercial, financial
& agricultural	$151,970	$6,186	$8,354	$-	$-	$44,914	$16	$211,408
Real estate:
Construction	39,106	12,389	50,189	-	-	2,593	(17)	104,294
Mortgage - residential	81,532	3,023	37,005	-	-	864,161	351	985,370
Mortgage - commercial	547,668	77,826	32,086	-	-	17,274	1,333	673,521
Consumer	10,296	-	76	-	-	113,048	-	123,420
Leases	11,167	297	686	-	-	-	-	12,150
Total	$841,739	$99,721	$128,396	$-	$-	$1,041,990	$1,683	$2,110,163

December 31, 2011
Commercial, financial
& agricultural	$107,419	$6,087	$15,389	$-	$-	$51,676	$(133)	$180,704
Real estate:
Construction	52,882	18,808	84,716	-	-	4,720	63	161,063
Mortgage - residential	62,314	3,823	55,017	-	-	775,412	467	896,099
Mortgage - commercial	557,494	54,170	58,599	-	-	31,136	1,330	700,069
Consumer	4,659	-	79	-	-	104,072	-	108,810
Leases	16,111	327	1,264	-	-	-	-	17,702
Total	$800,879	$83,215	$215,064	$-	$-	$967,016	$1,727	$2,064,447

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2012 and December 31, 2011, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended September 30, 2012
Beginning balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$6,000	$103,814
Provision (credit) for loan
and lease losses	(465)	(3,127)	2,981	(4,780)	434	(25)	-	(4,982)
	5,797	9,204	32,802	42,462	2,442	125	6,000	98,832
Charge-offs	(476)	(1,813)	(757)	-	(398)	-	-	(3,444)
Recoveries	208	353	236	472	269	2	-	1,540
Net (charge-offs) recoveries	(268)	(1,460)	(521)	472	(129)	2	-	(1,904)
Ending balance	$5,529	$7,744	$32,281	$42,934	$2,313	$127	$6,000	$96,928

Three Months Ended September 30, 2011
Beginning balance	$12,627	$52,490	$28,426	$65,633	$2,971	$787	$4,000	$166,934
Provision (credit) for loan
and lease losses	(5,618)	(9,720)	2,888	(6,560)	1	(107)	-	(19,116)
	7,009	42,770	31,314	59,073	2,972	680	4,000	147,818
Charge-offs	(385)	(4,431)	(447)	(193)	(477)	(10)	-	(5,943)
Recoveries	379	486	189	228	273	-	-	1,555
Net (charge-offs) recoveries	(6)	(3,945)	(258)	35	(204)	(10)	-	(4,388)
Ending balance	$7,003	$38,825	$31,056	$59,108	$2,768	$670	$4,000	$143,430

Nine Months Ended September 30, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	1,661	(15,255)	60	(4,951)	286	(403)	2,000	(16,602)
	7,771	13,375	32,796	42,778	2,621	150	6,000	105,491
Charge-offs	(3,552)	(7,154)	(1,130)	(320)	(1,147)	(28)	-	(13,331)
Recoveries	1,310	1,523	615	476	839	5	-	4,768
Net (charge-offs) recoveries	(2,242)	(5,631)	(515)	156	(308)	(23)	-	(8,563)
Ending balance	$5,529	$7,744	$32,281	$42,934	$2,313	$127	$6,000	$96,928

Nine Months Ended September 30, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan
and lease losses	(5,842)	(22,843)	1,852	(4,172)	429	(899)	2,000	(29,475)
	7,584	53,713	33,682	60,136	3,584	680	4,000	163,379
Charge-offs	(2,246)	(21,289)	(3,746)	(1,298)	(1,679)	(10)	-	(30,268)
Recoveries	1,665	6,401	1,120	270	863	-	-	10,319
Net charge-offs	(581)	(14,888)	(2,626)	(1,028)	(816)	(10)	-	(19,949)
Ending balance	$7,003	$38,825	$31,056	$59,108	$2,768	$670	$4,000	$143,430

Our Provision was a credit of $5.0 million and $16.6 million in the third quarter and nine months ended September 30, 2012, respectively, compared to a credit of $19.1 million and $29.5 million in the third quarter and nine months ended September 30, 2011. The decrease in our Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by the decline in nonperforming assets.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $7.7 million and $9.9 million at September 30, 2012 and December 31, 2011, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.5 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2012 and December 31, 2011.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium, mortgage servicing rights, customer relationships and non-compete agreements. The following table presents changes in other intangible assets for the nine months ended September 30, 2012:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-Compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance, beginning of period	$18,053	$22,933	$910	$90	$41,986
Additions	-	4,277	-	-	4,277
Amortization	(2,006)	(4,484)	(58)	(25)	(6,573)
Impairment charges	-	-	(852)	(65)	(917)
Balance, end of period	$16,047	$22,726	$-	$-	$38,773

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

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.8 million and $4.3 million for the three and nine months ended September 30, 2012, respectively, compared to $0.5 million and $2.6 million for the three and nine months ended September 30, 2011. Amortization of mortgage servicing rights was $2.0 million and $4.5 million for the three and nine months ended September 30, 2012, respectively, compared to $1.0 million and $2.7 million for the three and nine months ended September 30, 2011, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)

Fair market value, beginning of period	$23,149	$23,709
Fair market value, end of period	22,894	22,616
Weighted average discount rate	8.0%	8.5%
Weighted average prepayment speed assumption	14.4	13.6

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(28,595)	$16,047	$44,642	$(26,589)	$18,053
Mortgage servicing rights	50,324	(27,598)	22,726	46,047	(23,114)	22,933
Customer relationships	1,400	(1,400)	-	1,400	(490)	910
Non-compete agreements	300	(300)	-	300	(210)	90
	$96,666	$(57,893)	$38,773	$92,389	$(50,403)	$41,986

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2012, estimated amortization expense for the remainder of fiscal 2012, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2012 (remainder)	$669	$1,596	$2,265
2013	2,674	5,860	8,534
2014	2,674	5,131	7,805
2015	2,674	4,559	7,233
2016	2,674	4,067	6,741
2017	2,674	1,513	4,187
Thereafter	2,008	-	2,008
	$16,047	$22,726	$38,773

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2012, we were a party to interest rate lock and forward sale commitments on $145.5 million and $41.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 31, 2011	Fair Value at September 30, 2012	Fair Value at December 31, 2011
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$2,293	$545	$974	$443

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended September 30, 2012
Interest rate contracts	$3

Three Months Ended September 30, 2011
Interest rate contracts	680

Nine Months Ended September 30, 2012
Interest rate contracts	934

Nine Months Ended September 30, 2011
Interest rate contracts	2,598

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended September 30, 2012
Interest rate contracts	Other operating income	$488

Three Months Ended September 30, 2011
Interest rate contracts	Other operating income	660

Nine Months Ended September 30, 2012
Interest rate contracts	Other operating income	1,217

Nine Months Ended September 30, 2011
Interest rate contracts	Other operating income	833

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At September 30, 2012, our bank maintained a $25.4 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of September 30, 2012, certain commercial and commercial real estate loans totaling $43.8 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program. As of September 30, 2012, the bank continues to have access to the primary credit facility and remains eligible for the Borrower-in-Custody program.

The bank is a member of and maintained an $869.1 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of September 30, 2012. Long-term borrowings under this arrangement totaled $36,000 at September 30, 2012, compared to $50.0 million at December 31, 2011. There were no short-term borrowings under this arrangement at September 30, 2012 and December 31, 2011.

At September 30, 2012 the bank’s pledged assets to the FHLB included investment securities with a fair value of $144.9 million and certain real estate loans totaling $1.10 billion.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at 13 consecutive quarters, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $11.2 million and $8.5 million at September 30, 2012 and December 31, 2011, respectively.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2011, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.2 million and $1.0 million recorded in other noninterest income during the nine months ended September 30, 2011 and year ended December 31, 2011, respectively. From January 1, 2012 to September 30, 2012, this instrument’s estimated fair value slightly increased, which resulted in the recognition of $15,000 and $0.1 million recorded in other noninterest expense during the three and nine months ended September 30, 2012.

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

Our ability to pay dividends with respect to common stock is subject to obtaining approval from the FRBSF and DFI, and is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends substantially on our ability to obtain dividends from our bank. In addition to obtaining approval from the FDIC and DFI, Hawaii law only permits Central Pacific Bank to pay dividends out of retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. At September 30, 2012, the bank had Statutory Retained Earnings of $82.8 million. Any decision to pay dividends is at the discretion of our Board of Directors taking into account, among other things, our capital position and applicable regulatory and contractual limitations.

12.  SHARE-BASED COMPENSATION

Stock Option Activity

The following is a summary of stock option activity for the Company’s stock option plans for the nine months ended September 30, 2012:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2012	40,166	$428.16
Changes during the period
Granted	304,959	14.31
Expired	(8,105)	180.49
Forfeited	(36,307)	14.31
Outstanding at September 30, 2012	300,713	65.11

We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite periods of the awards, which is generally the vesting period. The fair value of the Company’s stock options granted to employees for the nine months ended September 30, 2012 was estimated using the following weighted-average assumptions:

Nine Months Ended
September 30, 2012

Expected volatility	77.2%
Risk free interest rate	1.8%
Expected dividends	1.0%
Expected life (in years)	8.0
Weighted average fair value	$9.67

There were no stock options granted during the three months ended September 30, 2012 and three and nine months ended September 30, 2011.

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	1,015,304	$14.86
Changes during the period:
Granted	267,653	14.25
Vested	(196,485)	15.67
Forfeited	(79,593)	14.23
Nonvested at September 30, 2012	1,006,879	14.59

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, were as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Net unrealized gain on available for sale investment securities	$30,289	$24,011
Net unrealized loss on derivatives	(11,493)	(10,559)
Pension adjustments	(9,523)	(11,288)
Accumulated other comprehensive income, net of tax	$9,273	$2,164

14.  PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Interest cost	$398	$417	$1,194	$1,251
Expected return on assets	(447)	(457)	(1,341)	(1,371)
Amortization of unrecognized loss	581	550	1,743	1,650
Net periodic cost	$532	$510	$1,596	$1,530

The fair values of the defined benefit retirement plan as of September 30, 2012 and December 31, 2011 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2012
Money market accounts	$2,184	$-	$-	$2,184
Mutual funds	468	-	-	468
Government obligations	-	3,417	-	3,417
Common stocks	6,234	-	-	6,234
Exchange traded funds	8,841	-	-	8,841
Preferred stocks	255	-	-	255
Corporate bonds and debentures	-	3,205	-	3,205
	$17,982	$6,622	$-	$24,604

December 31, 2011
Money market accounts	$1,869	$-	$-	$1,869
Mutual funds	439	-	-	439
Government obligations	-	3,264	-	3,264
Common stocks	5,376	-	-	5,376
Exchange traded funds	8,494	-	-	8,494
Preferred stocks	226	-	-	226
Corporate bonds and debentures	-	2,891	-	2,891
	$16,404	$6,155	$-	$22,559

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$-	$-	$-	$-
Interest cost	107	103	321	309
Amortization of unrecognized transition obligation	4	4	12	12
Amortization of prior service cost	5	5	15	15
Amortization of unrecognized gain	(1)	(4)	(3)	(12)
Net periodic cost	$115	$108	$345	$324

15.  INCOME TAXES

The valuation allowance for net deferred tax assets at September 30, 2012 and December 31, 2011 was $148.3 million and $162.3 million, respectively. The $14.0 million decrease in our valuation allowance during the nine months ended September 30, 2012 was attributable to a decrease in our net deferred tax assets resulting from the net operating income recognized in the nine months ended September 30, 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the net deferred tax asset considered realizable, however, could change if estimates of future taxable income during the carryforward period change.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income	$10,721	$11,626	$35,011	$24,476
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	-	-	(83,897)
Net income available to common shareholders	$10,721	$11,626	$35,011	$108,373

Weighted average shares outstanding - basic	41,764	41,625	41,704	33,957
Dilutive effect of employee stock options and awards	166	14	172	286
Dilutive effect of deferred salary restricted stock units	64	19	64	7
Dilutive effect of Treasury warrants	22	14	21	22
Weighted average shares outstanding - diluted	42,016	41,672	41,961	34,272

Basic earnings per share	$0.26	$0.28	$0.84	$3.19
Diluted earnings per share	$0.26	$0.28	$0.83	$3.16

A total of 300,713 and 300,869 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2012, respectively, as their effect was antidilutive, compared to 41,724 for the three and nine months ended September 30, 2011.

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

Loans Held for Sale

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of Hawaii and U.S. Mainland construction and commercial real estate loans net of applicable selling costs on our consolidated balance sheets.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2012
Financial assets
Cash and due from banks	$61,078	$61,078	$61,078	$-	$-
Interest-bearing deposits in other banks	159,595	159,595	159,595	-	-
Investment securities	1,663,279	1,664,558	897	1,650,648	13,013
Loans held for sale	24,080	24,080	-	-	24,080
Net loans and leases	2,013,235	1,973,852	-	114,401	1,859,451
Accrued interest receivable	13,198	13,198	13,198	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	803,796	803,796	803,796	-	-
Interest-bearing demand and savings deposits	1,825,495	1,825,495	1,825,495	-	-
Time deposits	992,299	995,030	-	-	995,030
Long-term debt	108,285	41,892	-	41,892	-
Accrued interest payable (included in other liabilities)	12,265	12,265	12,265	-	-

Off-balance sheet financial instruments
Commitments to extend credit	536,820	2,684	-	2,684	-
Standby letters of credit and financial guarantees written	14,391	108	-	108	-
Interest rate options	145,543	2,212	-	2,212	-
Forward interest rate contracts	41,151	(893)	-	(893)	-

December 31, 2011
Financial assets
Cash and due from banks	$76,233	$76,233	$76,233	$-	$-
Interest-bearing deposits in other banks	180,839	180,839	180,839	-	-
Investment securities	1,493,925	1,493,970	970	1,480,006	12,994
Loans held for sale	50,290	50,290	-	12,414	37,876
Net loans and leases	1,942,354	1,858,267	-	131,836	1,726,431
Accrued interest receivable	11,674	11,674	11,674	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	729,149	729,149	729,149	-	-
Interest-bearing demand and savings deposits	1,705,551	1,705,551	1,705,551	-	-
Time deposits	1,008,828	1,012,121	-	-	1,012,121
Short-term borrowings	34	34	-	34	-
Long-term debt	158,298	89,646	-	89,646	-
Accrued interest payable (included in other liabilities)	10,019	10,019	10,019	-	-

Off-balance sheet financial instruments
Commitments to extend credit	451,378	2,257	-	2,257	-
Standby letters of credit and financial guarantees written	13,159	99	-	99	-
Interest rate options	68,979	515	-	515	-
Forward interest rate contracts	33,776	(413)	-	(413)	-
Forward foreign exchange contracts	547	1	-	1	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2012.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2012
Available for sale securities:
U.S. Government sponsored entities debt securities	$316,997	$-	$316,997	$-
States and political subdivisions debt securities	162,824	-	149,811	13,013
U.S. Government sponsored entities mortgage-backed securities	967,699	-	967,699	-
Corporate securities	51,129	-	51,129	-
Other	897	897	-	-
Derivatives:
Interest rate contracts	1,319	-	1,319	-
Amended TARP Warrant	(800)	-	(800)	-
Total	$1,500,065	$897	$1,486,155	$13,013

December 31, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$373,177	$-	$373,177	$-
States and political subdivisions debt securities	12,994	-	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,097,302	-	1,097,302	-
Corporate securities	8,551	-	8,551	-
Other	970	970	-	-
Derivatives:
Interest rate contracts	102	-	102	-
Amended TARP Warrant	(677)	-	(677)	-
Total	$1,492,419	$970	$1,478,455	$12,994

For the nine months ended September 30, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale states and political subdivisions debt securities	Available for sale non-agency collateralized mortgage obligations (1)
	(Dollars in thousands)

Balance at December 31, 2011	$12,994	$-
Principal payments received	(285)	-
Unrealized net gain included in other comprehensive income	304	-
Balance at September 30, 2012	$13,013	$-

Balance at December 31, 2010	$12,619	$17
Principal payments received	(264)	(17)
Balance at September 30, 2011	$12,355	$-

(1) Represents available for sale non-agency collateralized mortgage obligations previously classified as
Level 2 for which the market became inactive during 2008; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $13.0 million at September 30, 2012. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of September 30, 2012, the weighted average discount rate utilized was 4.40%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2012
Impaired loans (1)	$114,401	$-	$114,401	$-
Other real estate (2)	47,378	-	47,378	-

December 31, 2011
Loans held for sale (1)	$12,414	$-	$12,414	$-
Impaired loans (1)	131,836	-	131,836	-
Other real estate (2)	61,681	-	61,681	-

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended September 30, 2012:
Net interest income	$23,296	$6,264	$-	$29,560
Intersegment net interest income (expense)	5,222	(6,801)	1,579	-
Credit for loan and lease losses	4,982	-	-	4,982
Other operating income	14,071	1,719	139	15,929
Other operating expense	(25,801)	(494)	(13,455)	(39,750)
Administrative and overhead expense allocation	(13,425)	(202)	13,627	-
Net income	$8,345	$486	$1,890	$10,721

Three months ended September 30, 2011:
Net interest income	$23,472	$6,357	$-	$29,829
Intersegment net interest income (expense)	11,807	(7,409)	(4,398)	-
Credit for loan and lease losses	19,116	-	-	19,116
Other operating income	9,924	1,365	220	11,509
Other operating expense	(27,266)	(6,536)	(15,026)	(48,828)
Administrative and overhead expense allocation	(15,066)	(165)	15,231	-
Net income (loss)	$21,987	$(6,388)	$(3,973)	$11,626

Nine months ended September 30, 2012:
Net interest income	$69,527	$20,794	$-	$90,321
Intersegment net interest income (expense)	27,697	(17,769)	(9,928)	-
Credit for loan and lease losses	16,602	-	-	16,602
Other operating income	38,772	4,257	(254)	42,775
Other operating expense	(69,322)	(1,392)	(43,973)	(114,687)
Administrative and overhead expense allocation	(42,950)	(664)	43,614	-
Net income (loss)	$40,326	$5,226	$(10,541)	$35,011

Nine months ended September 30, 2011:
Net interest income	$71,201	$15,808	$-	$87,009
Intersegment net interest income (expense)	33,317	(13,706)	(19,611)	-
Credit for loan and lease losses	29,475	-	-	29,475
Other operating income	29,191	4,708	1,047	34,946
Other operating expense	(79,172)	(6,763)	(41,019)	(126,954)
Administrative and overhead expense allocation	(39,818)	(417)	40,235	-
Net income (loss)	$44,194	$(370)	$(19,348)	$24,476

At September 30, 2012:
Investment securities	$-	$1,663,279	$-	$1,663,279
Loans and leases (including loans held for sale)	2,134,243	-	-	2,134,243
Other	27,560	410,964	73,572	512,096
Total assets	$2,161,803	$2,074,243	$73,572	$4,309,618

At December 31, 2011:
Investment securities	$-	$1,493,925	$-	$1,493,925
Loans and leases (including loans held for sale)	2,114,737	-	-	2,114,737
Other	23,858	429,141	71,204	524,203
Total assets	$2,138,595	$1,923,066	$71,204	$4,132,865

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

Financial Summary

During the third quarter of 2012, we reported net income of $10.7 million, or $0.26 per diluted share, compared to $11.6 million, or $0.28 per diluted share, reported in the third quarter of 2011. Net income for the nine months ended September 30, 2012 was $35.0 million, or $0.83 per diluted share, compared to $24.5 million, or $3.16 per diluted share for the nine months ended September 30, 2011. Our net income per diluted share for the nine months ended September 30, 2011 included the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange.

Our net income in the three and nine months ended September 30, 2012 was driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale and foreclosed properties, net gains on sales of loans classified as held for sale and foreclosed properties, net foreclosed asset expense and the change in the reserve for unfunded commitments, amounted to credits of $0.2 million and $13.0 million in the three and nine months ended September 30, 2012, respectively, compared to credits of $18.4 million and $23.4 million in the three and nine months ended September 30, 2011, respectively.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $16.4 million and $17.7 million for the three and nine months ended September 30, 2012, respectively, and $20.2 million and $20.9 million for the comparable prior year periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Return on average assets	1.00%	1.12%	1.12%	0.81%
Return on average shareholders' equity	8.73	10.80	9.81	9.43
Return on average tangible equity	9.04	11.33	10.19	10.04
Basic earnings per common share	$0.26	$0.28	$0.84	$3.19	*
Diluted earnings per common share	0.26	0.28	0.83	3.16	*

* Includes the impact of a one-time accounting adjustment totaling $85.1 million related to the TARP Exchange.

Regulatory Matters

As previously reported, in May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the Federal Deposit Insurance Corporation (the “FDIC”) and the Hawaii Division of Financial Institutions (the “DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. Since this time, we have worked closely with both the FDIC and DFI to satisfactorily resolve all outstanding issues contained in the Bank MOU, including but not limited to, maintaining an adequate allowance for loan and lease losses, improving our asset quality, reducing our classified assets, and ensuring that our capital levels exceeded the levels required by the Bank MOU. The bank received a letter from the FDIC and DFI dated October 26, 2012 advising the bank that the Bank MOU was lifted.

The Company continues to be subject to a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and DFI dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that our Board of Directors fully utilize the Company's financial and managerial resources to ensure that the bank complies with any supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection.

On October 9, 2012, the bank entered into a separate Memorandum of Understanding (the “Compliance MOU”) with the FDIC to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program  The bank believes it has already taken substantial steps to comply with the Compliance MOU. In addition to the steps taken to comply with the Compliance MOU, the bank received an “Outstanding” rating in a recently completed Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

We also believe that we are in compliance in all material respects with the material terms of the Written Agreement and are meeting the timeline for compliance set out in such agreement subject to our continuing efforts to improve core earnings and reduce the level of our nonperforming assets. However, we cannot assure you whether or when the Company and the bank will be in full compliance with the agreements with the regulators or whether or when the Compliance MOU or the Written Agreement will be terminated. Even if terminated, we may still be subject to other agreements with regulators which restrict our activities or may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU and the Written Agreement are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

Through September 30, 2012, we accomplished a number of key milestones in our recovery plan, including:

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

•
We improved our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of September 30, 2012 to 23.34%, 24.63%, and 14.06%, respectively, from 22.63%, 23.94%, and 13.19%, respectively, as of September 30, 2011. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
Maintained positive momentum from our turnaround in 2011 as we reported a seventh consecutive profitable quarter with net income of $10.7 million in the third quarter of 2012 and $4.6 million, $8.2 million, $11.6 million, $12.1 million, $13.5 million and $10.8 million in the first, second, third and fourth quarters of 2011, and the first and second quarters of 2012, respectively.

•	We had $36,000 in outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) at September 30, 2012 compared to $50.0 million at December 31, 2011.

•	Successfully met the regulatory requirements to have the bank’s regulators lift the Bank MOU.

We intend to continue to execute on our recovery plan and focus on, among other things, improving our asset quality, increasing profitability from our banking operations, enhancing our cross-selling of products and services to our customers, improving our efficiency ratio and operating efficiencies and effectively competing in the Hawaii market. We continue to work with the FRBSF to address the requirements included in the Written Agreement.

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

For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential and commercial construction markets in particular. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated, which includes amounts for imprecision and uncertainty. Based on our estimate of the level of Allowance required, a corresponding charge or credit to the provision for loan and lease losses (the “Provision”) is recorded to maintain the Allowance at an appropriate level.

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

In the third quarter of 2012, we recorded a credit to the Provision of $5.0 million. We had an Allowance as a percentage of total loans and leases of 4.59% at September 30, 2012, compared to 5.91% at December 31, 2011. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets for which we have exposure to could begin to deteriorate. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

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

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) Hawaii and U.S. Mainland construction and commercial real estate loans that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while the Hawaii and U.S. Mainland construction and commercial real estate loans are recorded at the lower of cost or fair value on an individual basis.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of Hawaii and U.S. Mainland construction and commercial real estate loans net of applicable selling costs on our consolidated balance sheets.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we could have repurchase obligations. The reserves are established by a charge to other operating expense in our consolidated statements of income. At September 30, 2012 and December 31, 2011, this reserve totaled $4.3 million and $6.8 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through September 30, 2012 were approximately $3.9 billion and $3.1 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of September 30, 2012 total approximately $117.3 million.

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

Loans repurchased during the three and nine months ended September 30, 2012 totaled approximately $1.3 million and $3.9 million, respectively. In the nine months ended September 30, 2012, additional reserves were established to account for potential losses resulting from the recent emergence of make-whole demands. While our historical losses from make-whole demands are limited, it is possible that we may incur losses related to this in the future and the establishment of additional reserves considers this risk.

Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals Granted, Repurchased and Pending Resolution [1]
For the nine months ended September 30, 2012

	Government Sponsored Entities ("GSE")				Non-GSE Investors
	Repurchase	Appeals		Pending	Repurchase	Appeals		Pending
Vintage	Demands	Granted	Repurchased	Resolution	Demands	Granted	Repurchased	Resolution

2005 and prior	-	-	-	-	-	-	-	-
2006	2	1	1	-	2	2	-	-
2007	5	1	3	1	4	-	2	2
2008	5	2	2	1	2	1	1	-
2009	-	-	-	-	-	-	-	-
2010	1	-	1	-	-	-	-	-
2011	5	3	2	-	-	-	-	-
2012	3	1	1	1	1	-	-	1
Total	21	8	10	3	9	3	3	3

[1] Based on repurchase requests received between January 1, 2012 and September 30, 2012.

The reserve for residential mortgage loan repurchase losses of $4.3 million at September 30, 2012 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $2.5 million from December 31, 2011. The table below shows changes in the repurchase losses liability since initial establishment.

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$6,802	$5,014	$5,014	$183	$22
Change in estimate	(1,421)	4,191	5,065	6,071	161
Utilizations	(1,081)	(2,227)	(3,277)	(1,240)	-
Balance, end of period	$4,300	$6,978	$6,802	$5,014	$183

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

Other Intangible Assets

Other intangible assets include a core deposit premium and mortgage servicing rights.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of operations. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. Because of the depressed interest rate environment, prepayment speeds have increased as customers continue to refinance existing mortgages under more favorable interest rate terms. The increased prepayment speeds reduced the amount of cash flows we expected to realize from our mortgage servicing rights and increased the amount of amortization expense that we incurred during the nine months ended September 30, 2012.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In 2009, we established a full valuation allowance against our net DTAs. See “— Results of Operations — Income Taxes” below. As noted in “— Recovery Plan Progress —,” we have reported seven consecutive quarters of profitability since our recapitalization in February of 2011. If we are able to maintain this positive trend, we may be able to begin reversing the valuation allowance sometime in fiscal 2013.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for the Company’s reporting period beginning on January 1, 2013. As the Company does not have any indefinite-lived assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Material Trends

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to show signs of stabilization following the economic downturn caused by disruptions in the financial system in 2008.

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including concerns over the European sovereign debt crisis and the pending “fiscal cliff” at the beginning of 2013 when federal tax hikes and spending cuts are scheduled to take effect together. Growing U.S. government indebtedness, a large budget deficit, and concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. In addition, downgrades of ratings in United States and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets.

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by conditions in the banking industry, macro economic conditions and the real estate markets in Hawaii. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), based on the recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, Hawaii’s economy is expected to continue positive growth for the rest of 2012 and into 2013. Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Hawaii’s visitor industry is expected to break records for arrivals and visitor spending this year. According to the Hawaii Tourism Authority (“HTA”), 6.0 million visitors visited the state in the nine months ended September, 2012. This was an increase of 9.6% from the number of visitor arrivals in the nine months ended September 30, 2011, with growth from all visitor markets. The HTA also reported that total visitor spending increased to $10.67 billion in the nine months ended September 30, 2012, an increase of $1.75 billion, or 19.5%, from the nine months ended September 30, 2011. According to a report from the University of Hawaii Economic Research Organization, total visitor arrivals and visitor spending are expected to end the year up 9.3% and 15.7%, respectively, from 2011. For 2013, the growth rates for total visitor arrivals and visitor spending are expected to be more moderate with gains of 3% and 8%, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 5.7% in September 2012, compared to 6.8% during the same month a year ago. In addition, Hawaii’s unemployment rate in September 2012 of 5.7% remained below the national seasonally adjusted unemployment rate of 7.8%, compared to 9.0% during the same month a year ago. DBEDT projects real personal income to grow by 1.5% and 2.1% in 2012 and 2013, respectively, and real gross state product to grow by 1.5% and 2.3% in 2012 and 2013, respectively.

Historically, real estate lending has been a primary focus for CPF, including all segments, construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 2.40% for single-family homes and by 1.96% for condominiums for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The median sales price for single-family homes on Oahu for the month ended September 30, 2012 was $637,000, representing an increase of 11.8% from the same prior year period. The median sales price for condominiums on Oahu for the month ended September 30, 2012 increased by 0.9% to $319,500, compared to the same prior year period. As part of our plans to reduce our nonperforming assets, we have taken and will continue to take, steps to reduce certain aspects of our commercial real estate and construction loan portfolios. While some economists and real estate professionals remain optimistic that the Hawaii real estate market will continue to show improvement through the summer, there can be no assurance that this will occur.

While our operations are predominantly concentrated in the state of Hawaii, our performance is also influenced by economic conditions in California. California, like the rest of the nation, appears to be in the midst of an uneven economic recovery as some sectors of the economy are doing well and others are not. Most of the indicators that affect the nation, both positive and negative, also affect California. In 2011, personal income grew but these gains and many others like them paled in comparison to the losses incurred during the recession. The outlook for the California economy is guardedly positive for 2012, followed by stronger growth in 2013 and 2014. The California Association of Realtors (“CAR”) reported that for the nine months ended September 30, 2012 unit single family home sales were down 1.2% from the same period a year ago due to tight housing inventory. However, the median sales price for single family homes in California for the month ended September 30, 2012 increased by 19.5% from year ago levels to $345,000. CAR anticipates California 2012 single family home resales to improve by 5.1% to 523,300 units from 497,900 units in 2011 and forecasts a gain of 1.3% from 2012 levels to 530,000 units in 2013. The California median home price is projected to increase 10.9% to $317,000 in 2012 and 5.7% to $335,000 in 2013.

According to the California Department of Finance, average personal income for 2012 is expected to increase 3.7% from 2011. Labor markets within the state improved since the year ago period but remained weak in the nine months ended September 30, 2012. The State of California Employment Development Department reported California’s seasonally adjusted unemployment rate in September 2012 decreased to 10.2% from 11.7% in the prior year, but continues to be well above the national unemployment rate of 7.8%.

As we have seen over the past few years, our operating results are significantly impacted by the economy in Hawaii, and to a lesser extent, in California due to the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to do not improve or continue to deteriorate, our results of operations would be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2012 and 2011 is set forth below.

	Three Months Ended September 30,
	2012			2011
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$133,963	0.25%	$84	$402,804	0.25%	$259
Taxable investment securities (1)	1,527,572	1.74	6,645	1,355,332	2.34	7,923
Tax-exempt investment securities (1)	106,623	4.06	1,083	12,395	9.15	285
Loans and leases, including loans held for sale (2)	2,132,775	4.53	24,241	2,088,518	4.94	25,962
Federal Home Loan Bank stock	48,764	-	-	48,797	-	-
Total interest earning assets	3,949,697	3.24	32,053	3,907,846	3.51	34,429
Nonearning assets	320,800			226,921
Total assets	$4,270,497			$4,134,767

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$630,209	0.05%	$83	$537,723	0.08%	$113
Savings and money market deposits	1,172,065	0.08	232	1,116,975	0.16	459
Time deposits under $100,000	320,516	0.55	446	379,820	0.84	809
Time deposits $100,000 and over	680,632	0.25	423	550,360	0.50	690
Short-term borrowings	-	-	-	1,811	-	-
Long-term debt	108,287	3.42	930	376,308	2.56	2,430
Total interest-bearing liabilities	2,911,709	0.29	2,114	2,962,997	0.60	4,501
Noninterest-bearing deposits	788,743			668,176
Other liabilities	69,068			63,076
Total liabilities	3,769,520			3,694,249
Shareholders' equity	491,011			430,529
Non-controlling interests	9,966			9,989
Total equity	500,977			440,518
Total liabilities and equity	$4,270,497			$4,134,767

Net interest income			$29,939			$29,928

Net interest margin		3.02%			3.05%

	Nine Months Ended September 30,
	2012			2011
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$113,968	0.25%	$212	$496,519	0.26%	$948
Taxable investment securities (1)	1,531,785	1.90	21,855	1,152,319	2.36	20,388
Tax-exempt investment securities (1)	58,859	4.69	2,072	12,616	8.91	844
Loans and leases, including loans held for sale (2)	2,116,636	4.64	73,642	2,123,855	5.09	80,992
Federal Home Loan Bank stock	48,786	-	-	48,797	-	-
Total interest earning assets	3,870,034	3.37	97,781	3,834,106	3.59	103,172
Nonearning assets	308,950			217,226
Total assets	$4,178,984			$4,051,332

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$604,990	0.06%	$258	$534,092	0.10%	$406
Savings and money market deposits	1,159,000	0.09	783	1,112,809	0.20	1,691
Time deposits under $100,000	332,221	0.62	1,531	407,775	1.05	3,211
Time deposits $100,000 and over	658,245	0.28	1,373	441,959	0.78	2,567
Short-term borrowings	4	0.76	-	47,244	0.58	204
Long-term debt	110,298	3.38	2,790	408,283	2.55	7,789
Total interest-bearing liabilities	2,864,758	0.31	6,735	2,952,162	0.72	15,868
Noninterest-bearing deposits	756,428			670,014
Other liabilities	71,902			73,132
Total liabilities	3,693,088			3,695,308
Shareholders' equity	475,924			346,029
Non-controlling interests	9,972			9,995
Total equity	485,896			356,024
Total liabilities and equity	$4,178,984			$4,051,332

Net interest income			$91,046			$87,304

Net interest margin		3.14%			3.04%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $29.9 million for the third quarter of 2012 remained relatively unchanged from the third quarter of 2011, while taxable-equivalent net interest income for the nine months ended September 30, 2012 increased by $3.7 million, or 4.3%, to $91.0 million from the comparable prior year period. In the current quarter and nine months ended September 30, 2012, average taxable and tax-exempt investment securities significantly increased and long-term debt significantly decreased as we redeployed our excess liquidity into higher yielding investment securities (including tax-exempt municipal securities) and reduced our overall funding costs.

In the third quarter of 2012, we completed an investment securities portfolio repositioning to reduce net interest income volatility and enhance the potential for prospective earnings and an improved net interest margin. In connection with the repositioning, we sold $124.7 million in available-for-sale mortgage-backed securities with an average net yield of 0.60% and a weighted average life of 1.3 years and reinvested the proceeds in $133.2 million of similarly typed investment securities with an average yield of 1.88% and a weighted average life of 5.3 years. The new securities were classified in the held-to-maturity portfolio and a net gain of $0.7 million was realized on the transaction.

In the third quarter of 2011, we paid down long-term borrowings at the FHLB totaling $120.5 million with a weighted average interest rate of 4.36%.

Average rates paid on our interest-bearing liabilities declined by 31 basis points (“bp”) and 41 bp in the current quarter and nine months ended September 30, 2012, respectively, from the comparable prior year periods. These declines exceeded the 27 bp and 22 bp declines in average yields earned on our interest-earning assets in the current quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in average yields earned on our interest earning assets in 2012 was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate and construction loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

Interest Income

Taxable-equivalent interest income of $32.1 million for the third quarter of 2012 decreased by $2.4 million, or 6.9%, from the third quarter of 2011. The decrease was primarily attributable to a significant decline in average yields earned on loans and leases and taxable and tax-exempt investment securities, partially offset by an increase in average taxable and tax-exempt investment securities balances as described above. Average yields earned on loans and leases, taxable and tax-exempt investment securities decreased by 41 bp, 60 bp and 509 bp, respectively, in the current quarter, accounting for approximately $2.1 million, $2.0 million and $0.2 million, respectively, of the current quarter’s interest income decline. Average taxable and tax-exempt investment securities and loans and leases balances increased by $172.2 million, $94.2 million and $44.3 million, respectively, in the current quarter compared to the third quarter of 2011, offsetting these declines of interest income by approximately $1.0 million, $2.2 million and $0.5 million, respectively.

Consistent with the quarter, the year-to-date decrease in taxable-equivalent interest income was primarily attributable to a decline in average loans and leases and the average yields earned thereon and a decline in average yields earned on taxable and tax-exempt investment securities, partially offset by an increase in average taxable and tax-exempt investment securities balances as described above. Average loans and leases decreased by $7.2 million in the nine months ended September 30, 2012, accounting for approximately $0.3 million of the year-to-date interest income decline. Average yields earned on loans and leases, taxable and tax-exempt investment securities decreased by 45 bp, 46 bp and 422 bp, respectively, in the current quarter, accounting for approximately $7.2 million, $4.0 million and $0.4 million, respectively, of the year-to-date interest income decline. Average taxable and tax-exempt investment securities balances increased by $379.5 million and $46.2 million, respectively, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, offsetting these declines of interest income by approximately $6.7 million and $3.1 million, respectively.

Interest Expense

Interest expense of $2.1 million for the third quarter of 2012 decreased by $2.4 million, or 53.0%, from the comparable prior year quarter. The decrease was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The current quarter decrease of $268.0 million in average balances of long-term debt resulted in lower interest expense of $1.7 million. Additionally, the 8 bp, 29 bp and 25 bp decline in average rates paid on savings and money market deposits, time deposits under $100,000 and time deposits $100,000 and over, respectively, contributed to $0.2 million, $0.3 million and $0.3 million, respectively of the current quarter decrease in interest expense. Average rates paid on long-term debt increased by 86 bp and average time deposits $100,000 and over increased by $130.3 million in the current quarter compared to the third quarter of 2011, offsetting these declines of interest expense by approximately $0.8 million and $0.2 million, respectively.

For the nine months ended September 30, 2012, interest expense decreased by $9.1 million, or 57.6%, from the nine months ended September 30, 2011. The decrease was attributable to the overall decline in both average balances and rates paid on interest-bearing liabilities. The year-to-date decrease of $298.0 million in average balances of long-term debt resulted in lower interest expense of $5.7 million. Additionally, the 11 bp decline in average rates on savings and money market deposits contributed to $0.9 million of the year-to-date decrease in interest expense, the 43 bp decline in average rates on time deposits under $100,000 contributed to $1.3 million of the year-to-date decrease and the 50 bp decline in average rates on time deposits $100,000 and over contributed to $1.7 million of the year-to-date decrease. Average rates paid on long-term debt increased by 83 bp and average time deposits $100,000 and over increased by $216.3 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, offsetting these declines of interest expense by approximately $2.5 million and $1.3 million, respectively.

Net Interest Margin

Our net interest margin was 3.02% for the third quarter of 2012, compared to 3.05% in the comparable prior year quarter. Our net interest margin for the nine months ended September 30, 2012 was 3.14% compared to 3.04% for the nine months ended September 30, 2011. As described above, the decrease in the net interest margin for the third quarter compared to the comparable prior year period reflected the depressed interest rate environment and was primarily attributable to lower yields earned on our loans and leases and investment securities portfolios.

The increase in the net interest margin for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflected our deployment of excess liquidity into higher yielding investment securities and an overall reduction in our funding costs, which included the aforementioned prepayment of long-term borrowings at the FHLB in the third quarter of 2011.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% set by the Federal Reserve Bank in the fourth quarter of 2008 and other economic policies implemented by the Federal Reserve Board. With the expected prolonged low interest rate environment, we expect further compression in our net interest margin over the near term as we will continue to experience downward yield pressure on our interest-earning assets, without significant benefit from the downward re-pricing of our interest-bearing liabilities.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,604	$1,367
Real estate:
Construction	45,166	69,765
Mortgage-residential	33,475	47,128
Mortgage-commercial	10,440	15,653
Leases	246	-
Total nonaccrual loans	92,931	133,913
Other real estate	47,378	61,681
Total nonperforming assets	140,309	195,594

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	15	-
Real estate:
Mortgage-residential	490	-
Consumer	7	28
Leases	27	-
Total accruing loans delinquent for 90 days or more	539	28

Restructured loans still accruing interest:
Commercial, financial and agricultural	624	-
Real estate:
Construction	5,677	5,170
Mortgage-residential	11,933	3,093
Mortgage-commercial	6,635	-
Total restructured loans still accruing interest	24,869	8,263

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$165,717	$203,885

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	6.43%	8.99%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	6.46%	8.99%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	7.60%	9.37%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $140.3 million at September 30, 2012, compared to $195.6 million at December 31, 2011. The decrease from December 31, 2011 was attributable to $44.3 million in repayments, $18.2 million in loans restored to accrual status, the sale of $14.5 million in foreclosed properties, the sale of $9.9 million in loans classified as held for sale, $7.5 million in charge-offs, and $6.0 million in write-downs of other real estate and loans classified as held for sale. All of these decreases were partially offset by $45.1 million in gross additions. California construction and development loans to a single borrower totaling $25.7 million accounted for the significant majority of the gross additions during the nine months ended September 30, 2012.

Net changes to nonperforming assets by category during the nine months ended September 30, 2012 included net decreases in Hawaii construction and development assets totaling $34.6 million, Hawaii residential mortgage assets totaling $16.0 million, Hawaii commercial mortgage assets totaling $6.3 million and U.S. Mainland construction and development assets totaling $1.9 million. Partially offsetting these net decreases were net increases in Hawaii commercial assets totaling $2.2 million and U.S. Mainland commercial mortgage assets totaling $1.1 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2012 totaled $49.1 million and consisted of 68 Hawaii residential mortgage loans with a combined principal balance of $26.6 million, two U.S. Mainland construction and development loans with a combined principal balance of $17.1 million, a U.S. Mainland commercial mortgage loan with a principal balance of $3.0 million, seven Hawaii construction and development loans with a combined principal balance of $2.3 million and a Hawaii commercial loan with a principal balance of $0.1 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $24.9 million of TDRs still accruing interest at September 30, 2012, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$103,814	$166,934	$122,093	$192,854

Provision (credit) for loan and lease losses	(4,982)	(19,116)	(16,602)	(29,475)

Charge-offs:
Commercial, financial and agricultural	476	385	3,552	2,246
Real estate:
Construction	1,813	4,431	7,154	21,289
Mortgage-residential	757	447	1,130	3,746
Mortgage-commercial	-	193	320	1,298
Consumer	398	477	1,147	1,679
Leases	-	10	28	10
Total charge-offs	3,444	5,943	13,331	30,268

Recoveries:
Commercial, financial and agricultural	208	379	1,310	1,665
Real estate:
Construction	353	486	1,523	6,401
Mortgage-residential	236	189	615	1,120
Mortgage-commercial	472	228	476	270
Consumer	269	273	839	863
Leases	2	-	5	-
Total recoveries	1,540	1,555	4,768	10,319

Net charge-offs	1,904	4,388	8,563	19,949

Balance at end of period	$96,928	$143,430	$96,928	$143,430

Annualized ratio of net charge-offs to average loans	0.36%	0.84%	0.54%	1.25%

Our Allowance at September 30, 2012 totaled $96.9 million, a decrease of $25.2 million, or 20.6%, from December 31, 2011. The change in our Allowance was a direct result of a credit to the Provision of $16.6 million and $8.6 million in net loan charge-offs.

Our Provision was a credit of $5.0 million during the third quarter of 2012, compared to a credit of $19.1 million in the third quarter of 2011. The credit to the Provision recorded during the quarter was the result of continued improvement in the historical quarterly charge-off data used to calculate the Allowance and an overall improvement in the Company’s credit risk profile, as evidenced by the previously mentioned decrease in nonperforming assets.

Our Allowance as a percentage of our total loan portfolio decreased from 5.91% at December 31, 2011 to 4.59% at September 30, 2012. Our Allowance as a percentage of our nonperforming assets increased from 62.42% at December 31, 2011 to 69.08% at September 30, 2012. Our Allowance as a percentage of nonaccrual loans (including loans held for sale) increased from 91.17% at December 31, 2011 to 104.30% at September 30, 2012.

The decrease in the Allowance is consistent with our reduction in nonperforming assets and our belief that we continue to see signs of stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland.

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

Other Operating Income

Total other operating income of $15.9 million for the third quarter of 2012 increased by $4.4 million, or 38.4%, from the comparable prior year period. The increase was primarily due to higher gains on sales of residential mortgage loans of $3.5 million, higher rental income from foreclosed properties of $1.1 million and higher investment securities gains of $0.8 million, partially offset by lower service charges on deposit accounts of $0.4 million.

For the nine months ended September 30, 2012, total other operating income of $42.8 million increased by $7.8 million, or 22.4%, from the comparable prior year period. The increase was primarily due to higher gains on sales of residential mortgage loans of $6.7 million, higher rental income from foreclosed properties of $2.8 million, higher investment securities gains of $0.5 million and higher unrealized gains on outstanding interest rate locks of $0.4 million, partially offset by a non-cash loss on the change in fair value of a derivative liability of $1.2 million, lower service charges on deposits accounts of $0.8 million and lower income from bank-owned life insurance of $0.8 million.

Other Operating Expense

Total other operating expense for the third quarter of 2012 was $39.8 million, compared to $48.8 million in the comparable prior year period. The decrease was primarily attributable to a one-time loss on the early extinguishment of debt recorded in the third quarter of 2011 of $6.2 million, lower charitable contributions of $5.0 million, a lower provision for repurchased residential mortgage loans of $2.5 million and an accrual of a $1.2 million settlement of a class action lawsuit recorded in the third quarter of 2011. These decreases were partially offset by higher net credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $5.4 million, higher salaries and employee benefits of $1.4 million and higher amortization expense related to our mortgage servicing rights of $1.0 million.

For the nine months ended September 30, 2012, total other operating expense of $114.7 million decreased by $12.3 million, or 9.7%, from the comparable prior year period. The decrease was primarily attributable to the aforementioned loss on the early extinguishment of debt recorded in the third quarter of 2011 of $6.2 million, a lower provision for repurchased residential mortgage loans of $5.5 million, lower charitable contributions of $5.1 million and lower insurance expenses of $2.9 million. These decreases were partially offset by higher salaries and employee benefits of $5.2 million, higher amortization and impairment of other intangible assets of $2.6 million and higher net credit-related charges of $1.1 million.

Income Taxes

We did not recognize any income tax expense in the nine months ended September 30, 2012 or 2011, as we continue to recognize a full valuation allowance against our net DTAs, which was first established in the third quarter of 2009. The establishment of the valuation allowance was primarily based upon our recent net operating losses and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to us and trends in our historical and projected earnings.

During the nine months ended September 30, 2012, we decreased our valuation allowance against our net DTAs by $14.0 million to $148.3 million at September 30, 2012 from $162.3 million at December 31, 2011. Of the total decrease to the valuation allowance, $11.1 million was recognized as a non-cash credit to income tax expense, while $2.9 million was debited to accumulated other comprehensive income (“AOCI”).

As noted in “— Recovery Plan Progress —,” we have reported seven consecutive quarters of profitability since our recapitalization in February of 2011.  If we are able to maintain this positive trend, we may be able to begin reversing the valuation allowance sometime in fiscal 2013.

Financial Condition

Total assets at September 30, 2012 of $4.31 billion increased by $176.8 million from $4.13 billion at December 31, 2011.

Loans and Leases

Loans and leases, net of unearned income, of $2.11 billion at September 30, 2012, increased by $45.7 million, or 2.2%, from $2.06 billion at December 31, 2011. The increase was due to net increases in the residential mortgage, commercial, financial and agricultural and consumer loan portfolios totaling $89.3 million, $30.7 million and $14.6 million, respectively, offset by a net reduction in the construction and development loan, commercial loan and lease portfolios totaling $56.8 million, $26.5 million and $5.6 million, respectively. The net increases in these portfolios reflect transfers of 15 portfolio loans to other real estate totaling $3.0 million, the transfer of two portfolio loans to the held-for-sale category of $1.0 million and charge-offs of loans and leases of $13.3 million.

The following table sets forth the geographic distribution of our loan and leases portfolio and related Allowance as of September 30, 2012:

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$209,640	$1,768	$211,408
Real estate:
Construction	66,148	38,146	104,294
Mortgage - residential	985,370	-	985,370
Mortgage - commercial	471,420	202,101	673,521
Consumer	123,420	-	123,420
Leases	12,150	-	12,150
Total loans and leases	1,868,148	242,015	2,110,163
Allowance for loan and lease losses	(76,591)	(20,337)	(96,928)
Net loans and leases	$1,791,557	$221,678	$2,013,235

Deposits

Total deposits of $3.62 billion at September 30, 2012 reflected an increase of $178.1 million, or 5.2%, from $3.44 billion at December 31, 2011. The increase was attributable to increases in interest-bearing demand deposits, non-interest bearing demand deposits and savings and money market deposits of $79.0 million, $74.6 million and $41.0 million, respectively. These increases were offset by a decrease in time deposits of $16.5 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $2.94 billion at September 30, 2012 and increased by $157.2 million from $2.79 billion at December 31, 2011.

Capital Resources

Common Stock

Shareholders’ equity totaled $501.0 million at September 30, 2012, compared to $456.4 million at December 31, 2011. The increase in total shareholders’ equity was primarily attributable to the $35.0 million in net income recognized during the nine months ended September 30, 2012.

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

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at 13 consecutive quarters, the respective trusts are likewise suspending the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At September 30, 2012, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $11.2 million.

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

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Bank Holding Company Act. The majority of the funds that we received upon completion of the Private Placement were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses, including payments on its outstanding trust preferred securities. In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2012, the bank had Statutory Retained Earnings of $82.8 million. Any decision to pay dividends is at the discretion of our Board of Directors taking into account, among other things, our capital position and applicable regulatory and contractual limitations. On a stand alone basis, as of September 30, 2012, CPF had approximately $45.6 million of cash available to meet its ongoing obligations.

Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of September 30, 2012 were above the levels required for a “well capitalized” regulatory designation. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
At September 30, 2012:
Leverage capital	$594,996	14.1%	$169,232	4.0%	$211,540	5.0%
Tier 1 risk-based capital	594,996	23.3	101,967	4.0	152,951	6.0
Total risk-based capital	627,762	24.6	203,934	8.0	254,918	10.0

At December 31, 2011:
Leverage capital	$555,315	13.8%	$161,218	4.0%	$201,522	5.0%
Tier 1 risk-based capital	555,315	22.9	96,845	4.0	145,267	6.0
Total risk-based capital	586,802	24.2	193,690	8.0	242,112	10.0

Central Pacific Bank
At September 30, 2012:
Leverage capital	$566,607	13.4%	$169,325	4.0%	$211,656	5.0%
Tier 1 risk-based capital	566,607	22.2	102,070	4.0	153,105	6.0
Total risk-based capital	599,383	23.5	204,140	8.0	255,175	10.0

At December 31, 2011:
Leverage capital	$524,057	13.0%	$161,259	4.0%	$201,574	5.0%
Tier 1 risk-based capital	524,057	21.6	96,916	4.0	145,375	6.0
Total risk-based capital	555,566	22.9	193,833	8.0	242,291	10.0

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

The bank is a member of and maintained an $869.1 million line of credit with the FHLB as of September 30, 2012. At September 30, 2012, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $36,000. At December 31, 2011, we did not have any short-term borrowings outstanding under this arrangement and our long-term borrowings totaled $50.0 million.

As of September 30, 2012, the bank’s pledged assets to the FHLB included investment securities with a fair value of $144.9 million and certain real estate loans totaling $1.10 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $25.4 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at September 30, 2012 and December 31, 2011. Advances under this arrangement would be secured by certain commercial and commercial real estate loans with a carrying value of $43.8 million at September 30, 2012. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2012 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC except as described below.

Our net income has been favorably impacted by credits to our provision for loan and lease losses, which may not continue.

Over the last seven quarters, we have recorded a credit to our provision for loan and lease losses which has favorably impacted our net income. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could begin to deteriorate further. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans. If that were to occur, we may no longer record a credit to the provision for loan and lease losses which would have an adverse impact on our net income.

Item 6. Exhibits

Exhibit No.	Document

10.1	Consulting Agreement with Trinity M & A Group, LLC (Glen Blackmon), dated September 5, 2012*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Underwriting Agreement with Sandler O’Neill & Partners, L.P., for sale of stock held by the United States Treasury (closing April 4, 2012)*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 6, 2012	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: November 6, 2012	/s/ Denis K. Isono
Denis K. Isono
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

10.1	Consulting Agreement with Trinity M & A Group, LLC (Glen Blackmon), dated September 5, 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Underwriting Agreement with Sandler O’Neill & Partners, L.P., for sale of stock held by the United States Treasury (closing April 4, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** Furnished herewith.