Form 10-K
period 2012-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2013-02-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2012
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No☒

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
Large Accelerated Filer☐                   Accelerated Filer ☒                   Non-Accelerated Filer ☐                   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $314,658,000. As of February 8, 2013, the number of shares of common stock of the registrant outstanding was 41,912,516 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART 1

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “intends,” “forecasts,” “hopes,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	the effect of, and our failure to comply with all of the requirements of any regulatory orders or regulatory agreements we are or may become subject to;

•	our ability to continue making progress on our recovery plan;

•	oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and recurring weakness in the construction industry;

•
adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality and further losses in our loan portfolio;

•
the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military and other major industries operating within the Hawaii market and any other markets in which the Company does business;

•	the impact of international economic conditions, including issues associated with the European debt crisis;

•
deterioration or malaise in domestic economic conditions, including the continued destabilizing factors in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness;

•
the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•
the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB” of the “Federal Reserve”);

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see also “Risk Factors” under Part I, Item 1A of this report.  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Form 10-K. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

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

Through our bank and its subsidiaries, we offer full-service commercial banking with 34 bank branches and 116 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 27 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and one branch on the island of Kauai. Our bank’s deposits are insured by the FDIC up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services, including accepting time and demand deposits and originating loans. Our loans include commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies substantially on a foundation of locally generated deposits. For financial reporting purposes, we have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. For further information about our reporting segments, including information about the assets and operating results of each, see “Note 26 – Segment Information” in the accompanying consolidated financial statements.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See “—Supervision and Regulation” below for other information about the regulation of our holding company and bank.

Recovery Plan Progress

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

Through December 31, 2012, we have accomplished a number of key milestones in our recovery plan, including:

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

•
In May 2011, our Consent Order was lifted and replaced with the Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Hawaii Division of Financial Institutions (“DFI”), effective May 5, 2011 (the “Bank MOU”) as further described below.  On October 26, 2012, the Bank MOU was terminated.

•	In November 2011, the memorandum of understanding relating to compliance with the Bank Secrecy Act (the “BSA MOU”) that the bank entered into with the FDIC and DFI was terminated.

•
We maintained a strong capital position with tier 1 risk-based capital, total risk-based capital and leverage capital ratios as of December 31, 2012 of 22.54%, 23.83%, and 14.32%, respectively, compared to 22.94%, 24.24%, and 13.78%, respectively, as of December 31, 2011, and 7.64%, 8.98%, and 4.42%, respectively, as of December 31, 2010. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•	We reported eight consecutive profitable quarters with net income totaling $47.4 million and $36.6 million for the years ended December 31, 2012 and 2011, respectively.

•
We reduced our nonperforming assets by $105.6 million to $90.0 million at December 31, 2012 from $195.6 million at December 31, 2011. Our nonperforming assets at December 31, 2011 were reduced by $107.2 million from $302.8 million at December 31, 2010.

•
We significantly reduced our construction and development loan portfolio as of December 31, 2012 to $96.2 million, or 4.4% of our total loan portfolio. At December 31, 2011 and 2010, this portfolio totaled $161.1 million and $313.8 million, or 7.8% and 14.5% of our total loan portfolio, respectively.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 4.37% at December 31, 2012, compared to 5.91% and 8.89% at December 31, 2011 and 2010, respectively. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 107.10% at December 31, 2012, compared to 62.42% and 63.69% at December 31, 2011 and 2010, respectively.

•
We reduced total outstanding borrowings with the Federal Home Loan Bank of Seattle (the “FHLB”) to $32,000 at December 31, 2012 from $50.0 million at December 31, 2011 and $551.3 million at December 31, 2010.

In addition, on February 12, 2013, the Written Agreement that we entered into with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI in July 2010 was terminated.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2012.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 82% of our loan portfolio held for investment at December 31, 2012 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; CPB Statutory Trust V; CPB Real Estate, Inc.; and Citibank Properties, Inc.

Central Pacific Bank also owns 50% of Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

Our former subsidiary Central Pacific HomeLoans, Inc. was merged into the bank in February 2012.

Supervision and Regulation

Set forth below is a description of the material elements of the laws and regulations and other regulatory matters applicable to us and our bank. The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, Congress, state legislatures and international consultative bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on our business cannot be predicted and, in some cases, may have a material adverse effect on our business, financial condition and results of operations.

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

Regulatory Matters

As previously reported, in May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the FDIC and the DFI on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. Since this time, we have worked closely with both the FDIC and DFI to satisfactorily resolve all outstanding issues contained in the Bank MOU, including but not limited to, maintaining an adequate allowance for loan and lease losses, improving our asset quality, reducing our classified assets, and ensuring that our capital levels exceeded the levels required by the Bank MOU. On October 26, 2012, the Bank MOU was lifted.

On July 2, 2010, we entered into the Written Agreement with the FRBSF and DFI. The Written Agreement provided that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the bank; (iii) directly or through our non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. On February 12, 2013, the Written Agreement was terminated. Accordingly, we are no longer subject to any of its requirements.

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

We cannot provide any assurance on whether or when the Company and the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

Bank Holding Company Activities

Under the BHC Act, the Company, as a Bank Holding Company, is subject to the Federal Reserve's regulation and its authority to, among other things:

•	Require periodic reports and such additional information as the Federal Reserve may require in its discretion;
•	Require the maintenance of certain levels of capital;
•	Restrict the ability of bank holding companies to service debt or to receive dividends or other distributions from their subsidiary banks;
•	Require prior approval for senior executive officer and director changes under certain circumstances;
•
Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both under current law, and will be a statutory violation under the Dodd-Frank Act, as described below;

•
Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations; and

•
Approve acquisitions and mergers with banks and consider certain competitive, management, financial, financial stability and other factors in granting these approvals.  Similar California and other state banking agency approvals may also be required.

Our ability to acquire direct or indirect ownership of other companies and to engage directly or indirectly in certain activities is subject to limitation and regulation by the FRB and DFI.

Because we are a holding company, our rights and the rights of our creditors and security holders to participate in the assets of any of our subsidiaries upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors, except to the extent we may ourselves be a creditor with recognized claims against the subsidiary. In addition, there are various statutory and regulatory limitations on the extent to which the bank can finance or otherwise transfer funds to us or to our non-bank subsidiaries, including certain investment funds to which the bank serves as an investment adviser, whether in the form of loans or other extensions of credit, including a purchase of assets subject to an agreement to repurchase, securities investments, the borrowing or lending of securities to the extent that the transaction causes the bank or a subsidiary to have credit exposure to the affiliate, or certain other specified types of transactions, as discussed in further detail below. Furthermore, loans and other extensions of credit by the bank to us or any of our non-bank subsidiaries are required to be secured by specified amounts of collateral and are required to be on terms and conditions consistent with safe and sound banking practices.

Affiliate Transactions

Transactions between our subsidiary bank, on the one hand, and CPF and its other subsidiaries, on the other hand, are regulated by the FRB. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from our subsidiary bank) that may take place and generally require those transactions to be on an arm’s length basis. These regulations generally do not apply to transactions between a U.S. bank subsidiary and its subsidiaries. In general, these regulations require that any extensions of credit must be secured by designated amounts of specified collateral and must be limited, as to any one of CPF or its non-bank subsidiaries, to 10% of our subsidiary bank’s capital stock and surplus, and, as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of our subsidiary bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, effective July 2011, the Dodd-Frank Act required that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. It also required that, effective July 2011, derivative transactions under which a bank (or a subsidiary) has credit exposure to an affiliate be treated as covered transactions, with the term “credit exposure” to be defined by the FRB under its existing rulemaking authority. In addition, our ability to make loans to our directors and officers is limited to applicable regulation.

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

Capital Requirements

The federal banking agencies adopted guidelines governing risk-based capital and allowable leverage capital levels for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements.

Under current capital guidelines, banking organizations are required to maintain certain minimum risk-based capital ratios, which are calculated by dividing a banking organization's qualifying capital by its risk-weighted assets (including both on- and off-balance sheet assets). Risk-weighted assets are calculated by assigning assets and off-balance sheet items to broad risk categories.  Qualifying capital is classified depending on the type of capital. For the Company:

•
“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock issued prior to May 19, 2010 and noncontrolling interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier 1 capital may consist of trust-preferred securities issued prior to May 19, 2010, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•
“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

As a bank holding company, the Company is subject to three capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be classified as “adequately capitalized”, the minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. To be “well-capitalized,” the Company must at all times have a total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively.  As of December 31, 2012, both the Company and the bank were considered “well-capitalized” for regulatory purposes.

The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes. For instance, the Dodd-Frank Act further requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. Notwithstanding these capital ratio requirements, pursuant to federal regulatory guidance, banking organizations are expected to operate with capital positions well above the minimum or “well-capitalized” ratios, with the amount of capital held commensurate with its risk exposure.

The capital ratios for the Company and the bank as of December 31, 2012 are provided in our Financial Statements. See “Note 27 – Parent Company and Regulatory Restrictions.”

Prompt Corrective Action and Other General Enforcement Authority

State and federal banking agencies possess broad powers to take corrective and other supervisory action against an insured bank and its holding company. Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured banks.

Each federal banking agency issued regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, bank holding companies and insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the appointment of a conservator or receiver for the bank; the issuance of a cease and desist order that can be judicially enforced; the termination of the bank's deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DFI.

Basel, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to the Company and the bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the Federal Reserve. In 2008, the Federal Reserve began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as the Basel Capital Adequacy Accords or Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases (a) the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, (b) increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and (c) introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards are expected to be phased in over a multi-year period. The final package of Basel III reforms was published at the end of 2010, and is subject to individual adoption by member nations, including the United States.

In June 2012, the FRB issued proposed rules intended to help ensure banks maintain strong capital positions, enabling them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturns. Taken together, the proposals would implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Act.

In particular, the notice of proposed rulemaking (“NPR”) entitled Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions, would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Consistent with the international Basel framework, this NPR would:

•
Increase the quantity and quality of capital required by proposing a new minimum common equity tier 1 ratio of 4.5 percent of risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, and raise the minimum tier 1 capital ratio from 4 percent to 6 percent of risk-weighted assets;

•
Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses, including the gradual phase-out of trust preferred securities as a component of Tier 1 Capital;

•	Establish limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or "buffers," of common equity tier 1 capital are not met; and

•	Introduce a supplementary leverage ratio for internationally active banking organizations.

The Basel III proposal would also revise the Board's prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Prompt corrective action is an enforcement framework used by supervisors to constrain the activities of banking organizations based on the level of regulatory capital.

Additionally, the NPR entitled Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements, also would apply to all banking organizations. This NPR would revise and harmonize the Board's rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years.

To promote short-term resilience of a bank's liquidity risk profile, the Basel Committee developed the Liquidity Coverage Ratio (“LCR”). This standard aims to ensure that a bank has an adequate stock of unencumbered high quality liquid assets consisting of cash or assets that can be converted into cash at little or no loss of value in private markets to meet its liquidity needs for a 30 calendar day liquidity stress scenario. The LCR is the ratio of the “stock of high-quality liquid assets” to “total net cash outflows over the next 30 calendar days.” In January 2013, amendments were adopted to the liquidity coverage ratio to begin as planned on January 1, 2015, but to impose a minimum LCR requirement at 60%, rising in equal annual steps of 10 percentage points to reach 100% on January 1, 2019.

We believe the Federal Reserve is likely to implement changes to the capital adequacy and liquidity standards applicable to the Company and the bank in light of Basel III, the Dodd-Frank Act and the overall regulatory environment which would increase the capital requirements of financial institutions generally, including the Company and the bank.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The events of the past several years led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Act, enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

•
annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billon assets as well risk committees of its board of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

•
the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

•	repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

•
the establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating and enforcing regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions;

•	the CFPB to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated by the CFPB;

•
limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

•
the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

As required by the Dodd-Frank Act, federal regulators published for comment proposed regulations to (i) increase capital requirements on banks and bank holding companies, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing.  Final rules are expected in 2013.

Yet, many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the bank, our customers or the financial industry more generally.  Individually and collectively, proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect both the Company’s and bank’s businesses, financial conditions and results of operations.  Provisions in the legislation requiring revisions to the capital requirements of the Company and the bank could require the Company and the bank to seek additional sources of capital in the future.

Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally.  Nonetheless, we anticipate increased costs associated with these new regulations.

Deposit Insurance

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, our premiums could increase, which may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund.  These assessments will continue until the FICO bonds mature in 2017. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

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

Operations and Consumer Compliance Laws

The bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Community Reinvestment Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. The bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

The Bureau has adopted revisions to Regulation Z, which implements the Truth in Lending Act (TILA), pursuant to Dodd-Frank. The revisions take effect on January 10, 2014 and will apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans).  The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for "qualified mortgages" meeting certain standards.  In particular, when the revisions take effect, it will prevent banks from making "no doc" and "low doc" home loans, as the rules require that banks determine a consumer's ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations.

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

Employees

At December 31, 2012, we employed 948 persons, 871 on a full-time basis and 77 on a part-time basis. We are not a party to any collective bargaining agreement.

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

Our business faces significant risks, including credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could be materially and adversely affected.

Risk Factors Related to our Business

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

Downgrades in debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets, any of which could have one or more of the following adverse impacts on us: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

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

The high concentration of commercial real estate and construction loans in our portfolio, combined with the deterioration in these sectors caused by the economic downturn, had and may continue to have a significantly more adverse impact on our operating results than many other banks across the nation. Although we have taken a number of steps to reduce our credit risk exposure over the past several quarters, we still had $90.0 million in nonperforming assets at December 31, 2012. If our borrowers continue to experience financial difficulty, or if property values securing our real estate loans decline further, we will continue to incur elevated credit costs due to the composition of our loan portfolio even if market conditions stabilize or improve.

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

Declines in the market for commercial property from 2007 through 2010 have caused some of our commercial borrowers to suffer losses on their projects. Defaults of these loans or further deterioration in the credit worthiness of any of these borrowers would further negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale could cause residential developers who are our borrowers to suffer losses on their projects and encounter difficulty in repaying their loans. Although during the years ended December 31, 2012 and 2011, we saw improvement in our credit risk profile and significant reductions in our nonperforming assets, which resulted in a credit to our provision for loan and lease losses of $18.9 million and $40.7 million, respectively. During the years ended December 31, 2010, 2009 and 2008, our provision for loan and lease losses amounted to $159.5 million, $348.8 million and $171.7 million, respectively. As of December 31, 2012, our percentage of nonperforming assets to total loans and leases, loans held for sale and other real estate was 4.00%, compared to 8.99% as of December 31, 2011 and 13.18% as of December 31, 2010. We cannot assure you that we will have an adequate allowance for loan and lease losses to cover future losses. If we suffer greater losses than we are projecting, our recovery plan and the ability to improve our position will be materially adversely affected.

Our net income has been favorably impacted by credits to our provision for loan and lease losses, which may not continue.

Over the last eight quarters, we have recorded a credit to the provision for loan and lease losses which has favorably impacted our net income. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans. If that were to occur, we may no longer record a credit to the provision for loan and lease losses which would have an adverse impact on our net income.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 82% of our loan portfolio as of December 31, 2012 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

Deterioration of the economic environment in Hawaii, California or other markets we are exposed to, including a continued decline or worsening declines in the real estate market and single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As we have seen in the past, material declines in the value of the real estate assets securing many of our commercial real estate loans may lead to significant credit losses in this portfolio. As a result of our particularly high concentration of commercial real estate and construction loans, the risk within our portfolio is higher than many financial institutions and, as a result, our portfolio had been and remains particularly susceptible to significant credit losses during economic downturns and adverse changes in the real estate market.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses may occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. Although during the years ended December 31, 2012 and 2011, we recorded a credit to our provision for loan and lease losses amounting to $18.9 million and $40.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008, our provision for loan and lease losses amounted to $159.5 million, $348.8 million and $171.7 million, respectively. Our current allowance for loan and lease losses may not be sufficient to cover future loan losses. We may experience significant loan losses that could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•	current economic conditions and their estimated effects on specific borrowers;

•	an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan and lease losses;

•	results of examinations of our loan portfolios by regulatory agencies; and

•	management’s internal review of the loan portfolio.

In determining the size of the allowance for loan and lease losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of any supervisory action taken by the bank’s regulators and other regulatory input. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient to cover the losses. Because of the uncertainty in the economy, volatility in the credit and real estate markets, including specifically, the deterioration in the Hawaii and California real estate markets and our high concentration of commercial real estate and construction loans, we made significant adjustments to our allowance for loan and lease losses over the past several years and may need to make additional adjustments in the future. In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge offs.

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

We cannot assure you whether or when the Company and the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities or may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank’s failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

In addition to the requirements of the Compliance MOU, we are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted which increase our deposit insurance premiums and enact special assessments which could increase expenses associated with running our business and adversely affect our earnings.

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

The Dodd-Frank Act provides for a comprehensive overhaul of the financial services industry within the United States. While the full effects of the legislation on us cannot yet be determined, it could result in higher compliance and other costs as a result of new regulations and new regulatory initiatives, including changes in the documentation and underwriting of qualified mortgages, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

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

The impact of new regulatory standards will likely impose enhanced capital adequacy requirements on us.

The Basel Committee on Banking has adopted new capital, leverage and liquidity guidelines under the Basel Accord and the FRB has proposed new capital requirements on bank and bank holding companies, all of which may have the effect of raising our capital requirements and imposing new capital requirements beyond those required by current law and the Dodd-Frank Act. Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, liquidity, financial condition and results of operations.

If we are unable to effectively manage the composition of our investment securities portfolio, which we expect will continue to comprise a significant portion of our earning assets, our net interest income and net interest margin could be adversely affected.

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 24.2% of our interest income in the year ended December 31, 2012 as compared to 20.7% of our interest income in the year ended December 31, 2011. We face significant competition for loans and leases that meet our credit profile. In addition, as part of our recovery plan, we have experienced a significant reduction in average loans and leases as we have continued our efforts to reduce our credit risk exposure, while deploying more excess cash and cash equivalents into investment securities. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, has become increasingly important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

In an effort to stimulate the economy, the federal government and its agencies have taken various steps to keep interest rates at extremely low levels. Our net interest income and net interest margin may be negatively impacted by a prolonged low interest rate environment like we are currently experiencing as it may result in us holding lower yielding loans and securities on our balance sheet, particularly if we are unable to replace the maturing higher yielding assets with similar higher yielding assets. Changes in the slope of the yield curve, which represents the spread between short-term and long-term interest rates, could also reduce our net interest income and net interest margin.  Historically, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  When the yield curve flattens, as is the case in the current interest rate environment, our net interest income and net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets.

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

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. At December 31, 2012, the bank had Statutory Retained Earnings of $96.5 million. In light of the Company's improved capital position and financial condition, our Board of Directors is currently evaluating a variety of alternatives to strategically manage the Company's capital levels, including the Company's prospects and ability to pay cash dividends to our stockholders commencing in 2013. Any decision to pay dividends or otherwise take any action with respect to our capital position, is subject to the discretion of our Board of Directors as well as any applicable regulatory and contractual limitations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, there are a limited number of qualified persons in our local marketplace with the knowledge and experience required to effectively maintain our information technology systems and implement our technology initiatives. Failure to successfully attract and retain qualified personnel, or keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On February 23, 2011, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank from CC to B- and removed the Company and the bank from Rating Watch Evolving. On May 20, 2011, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank to B+ from B- and assigned a Positive Rating Outlook. On May 16, 2012, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank to BB- from B+ and assigned a Stable Rating Outlook. However, our ratings may not improve further and may be downgraded in the future if there are adverse developments concerning our business.

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

Following the closing of the recapitalization, Anchorage and Carlyle each became beneficial owners of our outstanding common stock, with their respective ownership percentages each equating to approximately 23% as of December 31, 2012. Each has a representative on our Board of Directors. Accordingly, Anchorage and Carlyle have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, Carlyle and Anchorage have certain preemptive rights to maintain their respective fully diluted percentage ownership of our common stock in the event of certain issuances of securities by us. In pursuing their economic interests, Anchorage and Carlyle may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

Risk Factors Related to Our Securities

The market price of our common stock could decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	failure to comply with all of the requirements of any governmental orders or agreements we are or may become subject to and the possibility of resulting action by the regulators;

•	deterioration of asset quality;

•	the incurrence of losses;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings/losses estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our common stock, including sales of our common stock in short sale transactions;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, have experienced significant volatility over the past few years. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. In addition, sales of shares by investors in the Private Placement may cause our share price to decrease. Accordingly, the common stock that you purchase may trade at a price lower than that at which they were purchased. Volatility in the market price of our common stock may prevent individual shareholders from being able to sell their shares when they want or at prices they find attractive.

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

We issued a large number of common stock to the investors in the Private Placement. Carlyle and Anchorage (the “Lead Investors”) have certain registration rights with respect to the common stock held by them. The registration rights for the Lead Investors will allow them to sell their common stock without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our common stock could decline as a result of sales by the Lead Investors from time to time of a substantial amount of the common stock held by them.

Our common stock is equity and therefore is subordinate to our subsidiaries’ indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2012, we had $105.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $12.2 million. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2012. Last year, we submitted to the NYSE on May 17, 2012 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 26, 2013.

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

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches and residential mortgage lending subsidiary. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2012, see Note 19 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2007 and ending December 31, 2012. The graph assumes the investment of $100 on December 31, 2007.

Indexed Total Annual Return
(as of December 31, 2012)

The following table sets forth information on the range of high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within 2012 and 2011:

	Year Ended December 31,
	2012		2011
	High	Low	High	Low

First quarter	$14.40	$12.54	$53.00	$18.61
Second quarter	14.49	12.02	21.06	12.07
Third quarter	15.00	12.80	14.78	9.48
Fourth quarter	15.60	13.72	13.89	9.37

As of February 8, 2013, there were 2,767 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors. On January 28, 2009, CPF’s Board of Directors suspended the payment of cash dividends to preserve capital. Accordingly, no cash dividends were declared on our common shares since 2009.

Under the terms of our trust preferred securities, our ability to pay dividends with respect to common stock is restricted until our obligations under our trust preferred securities are brought current. On February 25, 2013, the Company notified the trustees for its various outstanding trust preferred securities that it intends to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and will resume quarterly payments as of the next, respective interest payment due date for each outstanding trust.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2012, the bank had Statutory Retained Earnings of $96.5 million. In light of the Company's improved capital position and financial condition, our Board of Directors is currently evaluating a variety of alternatives to strategically manage the Company's capital levels, including the Company's prospects and ability to pay cash dividends to our stockholders commencing in 2013. Any decision to pay dividends or otherwise take any action with respect to our capital position, is subject to the discretion of our Board of Directors as well as any applicable regulatory and contractual limitations

See “Part I, Item 1. Business – Supervision and Regulation – Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our election to defer payments on our trust preferred securities, see Notes 2 and 15 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the fourth quarter of 2012.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2012. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2012	2011	2010		2009		2008
	(Dollars in thousands, except per share data)
Statement of Operation Data:
Total interest income	$128,445	$136,450	$160,754		$242,237		$303,952
Total interest expense	8,734	18,629	42,101		67,715		101,997
Net interest income	119,711	117,821	118,653		174,522		201,955
Provision (credit) for loan and lease losses	(18,885)	(40,690)	159,548		348,801		171,668
Net interest income (loss) after provision for loan and lease losses	138,596	158,511	(40,895)		(174,279)		30,287
Other operating income	55,744	50,181	57,036		57,413		54,808
Goodwill impairment	-	-	102,689		50,000		94,279
Other operating expense (excluding goodwill impairment)	146,919	172,121	164,405		166,876		178,543
Income (loss) before income taxes	47,421	36,571	(250,953)		(333,742)		(187,727)
Income taxes (benefit)	-	-	-		(19,995)		(49,313)
Net income (loss)	47,421	36,571	(250,953)		(313,747)		(138,414)

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$120,902	$180,839	$729,014		$400,470		$475
Investment securities (1)	1,698,593	1,493,925	705,345		924,359		751,297
Loans and leases	2,203,944	2,064,447	2,169,444		3,041,980		4,030,266
Allowance for loan and lease losses	96,413	122,093	192,854		205,279		119,878
Goodwill	-	-	-		102,689		152,689
Other intangible assets	37,499	41,986	44,639		45,390		39,783
Total assets	4,370,368	4,132,865	3,938,051		4,869,522		5,432,361
Core deposits (2)	3,006,657	2,786,215	2,796,144		2,951,119		2,805,347
Total deposits	3,680,772	3,443,528	3,132,947		3,568,916		3,911,566
Long-term debt	108,281	158,298	459,803		657,874		649,257
Total shareholders' equity	504,822	456,440	66,052		335,963		526,291

Per Share Data:
Basic earnings (loss) per share	$1.14	$3.36	$(171.13)		$(220.56)		$(96.56)
Diluted earnings (loss) per share	1.13	3.31	(171.13)		(220.56)		(96.56)
Cash dividends declared	-	-	-		-		14.00
Book value	12.06	10.93	(42.18)		136.50		366.34
Diluted weighted average shares outstanding (in thousands)	42,084	36,342	1,516		1,459		1,433

Financial Ratios:
Return (loss) on average assets	1.13%	0.90%	(5.74	) %	(5.87	) %	(2.45	) %
Return (loss) on average shareholders' equity	9.81	9.83	(140.73)		(54.99)		(23.07)
Net income (loss) to average tangible shareholders' equity	10.17	10.41	(193.24)		(77.60)		(37.00)
Average shareholders' equity to average assets	11.49	9.17	4.08		10.67		10.61
Efficiency ratio (3)	78.89	92.06	82.88		63.52		53.93
Net interest margin (4)	3.10	3.09	2.91		3.62		4.02
Net loan charge-offs to average loans and leases	0.32	1.42	6.33		7.03		3.42
Nonaccrual loans to total loans and leases and loans held for sale (5)	3.54	6.33	10.96		15.13		3.26
Allowance for loan and lease losses to total loans and leases	4.37	5.91	8.89		6.75		2.97
Allowance for loan and lease losses to nonaccrual loans (5)	121.53	91.17	78.62		43.41		90.43
Dividend payout ratio	N/A	N/A	N/A		N/A		N/A

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

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

•
Credit to the provision for loan and lease losses of $18.9 million and $40.7 million in 2012 and 2011, respectively, compared to a charge of $159.5 million, $348.8 million and $171.7 million in 2010, 2009 and 2008, respectively;

•	Valuation allowance against net deferred tax assets (“DTAs”) of $147.5 million, $162.3 million, $178.8 million and $104.6 million in 2012, 2011, 2010 and 2009, respectively;
•	Contributions to the Central Pacific Bank Foundation of $0.8 million and $8.5 million in 2012 and 2011, respectively;
•	FDIC insurance premiums of $4.9 million, $6.8 million, $12.6 million, $12.2 million and $3.3 million in 2012, 2011, 2010, 2009 and 2008, respectively;
•	Credit to the provision for repurchased residential mortgage loans of $2.0 million in 2012, compared to a charge of $5.0 million and $6.1 million in 2011 and 2010, respectively;
•	Write down of assets of $2.6 million, $4.6 million, $1.5 million, $5.0 million and $23.8 million in 2012, 2011, 2010, 2009 and 2008, respectively;
•	Foreclosed asset expense of $1.9 million, $4.6 million, $9.0 million, $8.7 million and $7.4 million in 2012, 2011, 2010, 2009 and 2008, respectively;
•	Share-based compensation expense of $4.6 million, $2.6 million, $0.4 million, $0.4 million and $2.1 million recognized in 2012, 2011, 2010, 2009 and 2008, respectively;
•
Loss on ineffective portion of derivative of $0.1 million in 2012, compared to a gain on ineffective portion of derivative of $1.0 million, $3.4 million and $2.1 million in 2011, 2009 and 2008, respectively;

•	Loss on early extinguishment of debt of $6.2 million and $5.7 million in 2011 and 2010, respectively;
•	Goodwill impairment charges of $102.7 million, $50.0 million and $94.3 million in 2010, 2009 and 2008, respectively;
•	Gain on sale of property of $7.7 million and $3.6 million in 2010 and 2009, respectively;
•	Tax contingency settlement benefits of $2.3 million in 2009;
•	Mortgage servicing rights impairment charge of $3.4 million in 2008;
•	Loss on counterparty financing agreement of $2.8 million in 2008; and
•	Executive retirement expenses of $2.4 million incurred in 2008.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We continued to make significant progress toward a full recovery of our Company in 2012. After three years of net losses in 2008 to 2010, we recorded our eighth consecutive profitable quarter in the fourth quarter of 2012. During fiscal 2012, we reported net income of $47.4 million, compared to net income of $36.6 million in fiscal 2011 and a net loss of $251.0 million during fiscal 2010. We also saw continued improvement in our asset quality as we reduced our nonperforming assets by $105.6 million to $90.0 million at December 31, 2012 from $195.6 million at December 31, 2011.

As a result of the continued improvement in our credit risk profile, we were able to reduce our allowance for loan and lease losses (the “Allowance”), which resulted in a positive impact to earnings. Our total credit costs during fiscal 2012, which include the provision for loan and lease losses (the “Provision”), write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded loan commitments, totaled a credit of $16.1 million, compared to a credit of $29.9 million in 2011.

With the stabilizing market conditions in Hawaii, together with our efforts to increase market share, we realized strong loan growth of $139.5 million, or 6.8%, as well as a solid increase of $220.4 million, or 7.9% in our core deposit base in 2012. Our capital position remained strong, supported by two years of profitability and the improvements in our asset quality. As a result of our stable financial performance, the Bank MOU was terminated on October 26, 2012, and the Written Agreement was terminated on February 12, 2013.

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

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including concerns over the European sovereign debt crisis. Growing United States government indebtedness, high unemployment rates, a large budget deficit and ongoing concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. In addition, downgrades of ratings in U.S. and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets.

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by conditions in the banking industry, macroeconomic conditions and the real estate markets in Hawaii. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Hawaii’s economy continued to improve in 2012 primarily due to a strong visitor industry which broke records for arrivals and visitor spending in 2012. According to the Hawaii Tourism Authority (“HTA”), 8.0 million total visitors arrived in the state in 2012. This was an increase of 9.6% from the number of visitor arrivals in 2011 and exceeded the previous high of 7.6 million visitors in 2006. The HTA also reported that total spending by visitors increased to $14.3 billion in 2012, an increase of $2.2 billion, or 18.7%, from 2011. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 3.9% and 5.2% in 2013, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate continued to improve to 5.2% in December 2012, which was the lowest it has been since October 2008, compared to 6.3% in December 2011. In addition, Hawaii’s unemployment rate in December 2012 of 5.2% remained below the national seasonally adjusted unemployment rate of 7.8%. Real personal income and real gross state product grew by 1.8% and 1.6%, respectively, in 2012. DBEDT projects real personal income and real gross state product to grow by a modest 2.3% and 2.4%, respectively, in 2013. Based on the recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state and growth of personal income and tax revenues, DBEDT expects Hawaii’s economy will continue positive growth in 2013.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 6.5% for single-family homes and increased 8.2% for condominiums in 2012 from 2011. The median resale price in 2012 for single-family homes on Oahu was $620,000, representing an increase of 7.8% from the median resale price of $575,000 in 2011. The median resale price for condominiums on Oahu was $317,500, representing a increase of 5.8% from the median resale price of $300,000 in 2011. Experts predict the Hawaii real estate market will continue to show improvements in 2013, however, there can be no assurance that this will occur.

California, like the rest of the nation, is also in the midst of an economic recovery that is modest by historical standards. However, the state’s recovery has gathered momentum because of better real estate conditions, faster job growth, and improved consumer attitudes. The state’s housing market recovery effectively began early in 2012.  The California Association of Realtors (“CAR”) reported that for 2012, unit home sales increased by 0.9% from 2011 to 522,510, and the statewide median price increased by 27.0% to $366,930, from the $288,950 recorded in 2011. The substantial increase in price was due in large part to a significant increase of higher-priced properties, while inventory constraints continued to constrict sales of lower-priced homes. Price increases are not expected to continue at a high pace in 2013. CAR anticipates  the recovery to continue in 2013, and forecasts California’s annual unit home sales to increase to 530,000, but median sales price to decrease to $335,000. California personal income improved in 2012.  According to the California Department of Finance, average personal income is projected to have increased by 5.1% in 2012 from 2011 and projections for 2013 call for an increase of 4.3% from 2012. Employment also improved in 2012. California’s seasonally adjusted unemployment rate in December 2012 decreased to 10.6% from 11.1% in the prior year, but continues to be well above the national unemployment rate of 8.1%. California’s seasonally adjusted unemployment rate is expected to improve to 9.6% in 2013 but continue to remain above the national unemployment rate.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and, to a lesser extent, California and the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate as they did in 2008 through 2010, our results of operations would be negatively impacted. See “—Overview of Results of Operations—Concentrations of Credit Risk” for a further discussion on how a deteriorating real estate market, combined with the elevated concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

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

Allowance for Loan and Lease Losses

The Allowance is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs.

For loans classified as impaired, an estimated impairment loss is calculated. To estimate loan charge-offs on other loans, we evaluate the level and trend of nonperforming and potential problem loans and historical loss experience. We also consider other relevant economic conditions and borrower-specific risk characteristics, including current repayment patterns of our borrowers, the fair value of collateral securing specific loans, changes in our lending and underwriting standards and general economic factors, nationally and in the markets we serve, including the real estate market generally and the residential and commercial construction markets in particular. Estimated loss rates are determined by loan category and risk profile, and an overall required Allowance is calculated, which includes amounts for imprecision and uncertainty. Based on our estimate of the level of Allowance required, a corresponding charge or credit to the Provision is recorded to maintain the Allowance at an appropriate level.

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

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) non-residential mortgage loans in both Hawaii and the U.S. Mainland that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while the non-residential Hawaii and U.S. Mainland loans are recorded at the lower of cost or fair value on an individual basis.

When a non-residential mortgage loan is transferred to the held for sale category, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the Allowance. In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of operations in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in our consolidated statement of operations in other operating expense.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At December 31, 2012 and 2011, this reserve totaled $3.6 million and $6.8 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency investors for vintages 2005 through 2012 were approximately $4.1 billion and $3.3 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of December 31, 2012 total approximately $167.9 million.

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

Loans repurchased during the year ended December 31, 2012 totaled approximately $5.5 million. In 2012, additional reserves were established as an unallocated component in recognition of the recent emergence of make-whole demands.  The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands. Repurchase activity by vintage and investor type are depicted in Table 1 below.

Table 1. Repurchase Demands, Appeals, Repurchased and Pending Resolution

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appeals Granted	Repurchased	Pending Resolution	Repurchase Demands	Appeals Granted	Repurchased	Pending Resolution
Year ended December 31, 2012 [1]
2005 and prior	-	-	-	-	-	-	-	-
2006	3	1	1	1	2	2	-	-
2007	7	1	4	2	4	1	3	-
2008	7	3	4	-	2	1	1	-
2009	-	-	-	-	-	-	-	-
2010	1	-	1	-	-	-	-	-
2011	5	3	2	-	-	-	-	-
2012	5	3	1	1	1	-	1	-
Total	28	11	13	4	9	4	5	-

Year ended December 31, 2011 [2]
2005 and prior	5	-	5	-	4	-	4	-
2006	4	1	3	-	1	-	1	-
2007	4	-	1	3	7	1	4	2
2008	18	8	8	2	8	2	6	-
2009	7	4	3	-	-	-	-	-
2010	9	3	6	-	-	-	-	-
2011	6	4	2	-	-	-	-	-
Total	53	20	28	5	20	3	15	2

[1] Based on repurchase requests received between January 1, 2012 and December 31, 2012.
[2] Based on repurchase requests received between January 1, 2011 and December 31, 2011.

The reserve for residential mortgage loan repurchase losses of $3.6 million at December 31, 2012 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $3.3 million from December 31, 2011. The table below shows changes in the repurchase losses liability.

Table 2. Changes in the Reserve for Residential Mortgage Loan Repurchase Losses

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$6,802	$5,014
Change in estimate	(2,022)	5,065
Utilizations	(1,228)	(3,277)
Balance, end of period	$3,552	$6,802

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

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined than an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Banking Operations reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, no goodwill remains on our consolidated balance sheet.

Prior to the first quarter of 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis and performed additional assessments on a quarterly basis whenever indicators of impairment were evident. Goodwill attributable to each of our reporting units was tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilized a discounted cash flow methodology for our Banking Operations reporting unit. Absent any impairment indicators, we performed our annual goodwill impairment tests during the fourth quarter of each fiscal year.

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

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. Because of the depressed interest rate environment, prepayment speeds have increased as customers continue to refinance existing mortgages under more favorable interest rate terms. The increased prepayment speeds reduced the amount of cash flows we expected to realize from our mortgage servicing rights and increased the amount of amortization expense that we incurred during the year ended December 31, 2012.

We perform an impairment assessment of our other intangible assets whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including uncertainty about future events and cash flows. All such factors were interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In 2009, we established a full valuation allowance against our net DTAs. See “— Overview of Results of Operations — Income Taxes” below. As noted in “— Executive Overview —,” we have reported eight consecutive quarters of profitability since our recapitalization in February of 2011. As a result of this positive trend and based on our expectation that we will remain profitable, we may be able to begin reversing the valuation allowance during the first quarter of 2013.

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

At December 31, 2012, we used a weighted-average discount rate of 4.0% and an expected long-term rate of return on plan assets of 8.0%, which affected the amount of pension liability recorded as of year-end 2012 and the amount of pension expense to be recorded in 2013. At December 31, 2011, a weighted-average discount rate of 4.8% and an expected long-term rate of return on plan assets of 8.0% were used in determining the pension liability recorded as of year-end 2011 and the amount of pension expense recorded in 2012. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2012, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2013 pension expense by less than $0.1 million and year-end 2012 pension liability by $1.0 million, while a 0.25% change in the asset return rate would impact 2013 pension expense by less than $0.1 million.

Overview of Results of Operations

2012 vs. 2011 Comparison
In 2012, we recognized net income of $47.4 million, or $1.13 per diluted common share, compared to net income of $36.6 million, or $3.31 per diluted common share, in 2011. Our net income per diluted share for 2011 included the impact of a one-time accounting adjustment totaling $85.1 million related to the previously mentioned TARP Exchange. Total credit costs, which include the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded loan commitments, amounted to a credit of $16.1 million in 2012 compared to a credit of $29.9 million in 2011. Our operating results in 2012 were positively impacted by increases in net interest income and other operating income of $1.9 million and $5.6 million, respectively, and a decrease in other operating expense of $25.2 million. Our net income on average assets and average shareholders’ equity for 2012 was 1.13% and 9.81%, respectively, compared to 0.90% and 9.83%, respectively, in 2011.

2011 vs. 2010 Comparison
In 2011, we recognized net income of $36.6 million, or $3.31 per diluted common share, compared to a net loss of $251.0 million, or $171.13 per diluted common share, in 2010. Total credit costs, which include the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded loan commitments, were reduced from a charge of $168.9 million in 2010 to a credit of $29.9 million in 2011. The significant improvement in our operating results was directly attributable to the decrease in credit costs and the fact that we recognized a $102.7 million non-cash goodwill impairment charge in 2010, partially offset by decreases in net interest income and other operating income of $0.8 million and $6.9 million, respectively. Our net income on average assets and average shareholders’ equity for 2011 was 0.90% and 9.83%, respectively, compared to a net loss on average assets and average shareholders’ equity of 5.74% and 140.73%, respectively, in 2010.

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

Table 3. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2012			2011			2010
	Average	Average	Amount	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$114,438	0.25%	$285	$412,351	0.26%	$1,052	$726,346	0.26%	$1,862
Federal funds sold & securities purchased
under agreements to resell	-	-	-	-	-	-	-	-	-
Taxable investment securities (1)	1,521,164	1.89	28,819	1,227,181	2.25	27,571	586,719	3.36	19,710
Tax-exempt investment securities (1)	83,663	4.25	3,557	12,537	9.05	1,135	21,803	7.54	1,643
Loans and leases, including loans held for sale (2)	2,130,758	4.55	97,029	2,121,544	5.05	107,089	2,716,090	5.09	138,114
Federal Home Loan Bank stock	48,654	-	-	48,797	-	-	48,797	-	-
Total interest earning assets	3,898,677	3.33	129,690	3,822,410	3.58	136,847	4,099,755	3.94	161,329
Nonearning assets	308,978			232,218			268,504
Total assets	$4,207,655			$4,054,628			$4,368,259

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$615,960	0.05%	$339	$539,519	0.09%	$500	$619,070	0.14%	$885
Savings and money market deposits	1,163,963	0.09	1,006	1,117,183	0.18	2,044	1,092,378	0.50	5,514
Time deposits under $100,000	326,288	0.59	1,937	395,500	0.99	3,900	515,264	1.57	8,077
Time deposits $100,000 and over	652,339	0.27	1,751	484,734	0.65	3,166	450,371	1.40	6,313
Short-term borrowings	11	0.67	-	35,810	0.57	204	219,823	0.54	1,177
Long-term debt	109,791	3.37	3,701	352,677	2.50	8,815	634,217	3.17	20,135
Total interest-bearing liabilities	2,868,352	0.30	8,734	2,925,423	0.64	18,629	3,531,123	1.19	42,101
Noninterest-bearing deposits	773,768			675,604			581,857
Other liabilities	72,131			71,687			66,943
Total liabilities	3,714,251			3,672,714			4,179,923
Shareholders' equity	483,435			371,922			178,321
Non-controlling interests	9,969			9,992			10,015
Total equity	493,404			381,914			188,336
Total liabilities and equity	$4,207,655			$4,054,628			$4,368,259

Net interest income			$120,956			$118,218			$119,228

Net interest margin		3.10%			3.09%			2.91%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 4. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(760)	$(7)	$(767)	$(810)	$-	$(810)
Taxable investment securities	6,615	(5,367)	1,248	21,520	(13,659)	7,861
Tax-exempt investment securities	6,437	(4,015)	2,422	(699)	191	(508)
Loans and leases, including loans held for sale	465	(10,525)	(10,060)	(30,262)	(763)	(31,025)
Total interest earning assets	12,757	(19,914)	(7,157)	(10,251)	(14,231)	(24,482)

Interest-bearing liabilities
Interest-bearing demand deposits	69	(230)	(161)	(111)	(274)	(385)
Savings and money market deposits	84	(1,122)	(1,038)	124	(3,594)	(3,470)
Time deposits under $100,000	(685)	(1,278)	(1,963)	(1,880)	(2,297)	(4,177)
Time deposits $100,000 and over	1,089	(2,504)	(1,415)	481	(3,628)	(3,147)
Short-term borrowings	(204)	-	(204)	(994)	21	(973)
Long-term debt	(6,072)	958	(5,114)	(8,925)	(2,395)	(11,320)
Total interest-bearing liabilities	(5,719)	(4,176)	(9,895)	(11,305)	(12,167)	(23,472)

Net interest income	$18,476	$(15,738)	$2,738	$1,054	$(2,064)	$(1,010)

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $121.0 million in 2012, increasing by $2.7 million, or 2.3%, from $118.2 million in 2011, which decreased by $1.0 million, or 0.8%, from net interest income of $119.2 million recognized in 2010. The increase in net interest income for 2012 was primarily the result of a significant increase in average taxable and tax-exempt investment securities and a significant decrease in long-term debt as we redeployed our excess liquidity into higher yielding investment securities (including tax-exempt municipal securities) and reduced our overall funding costs.

Average rates paid on our interest-bearing liabilities declined by 34 basis points (“bp”) in the year ended December 31, 2012, from the year ended December 31, 2011. The decline exceeded the 25 bp decline in average yields earned on our interest-earning assets in the year ended December 31, 2012, compared to the same period in 2011. The decrease in average yields earned on our interest earning assets in 2012 was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate and construction loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

In the fourth quarter of 2010, we paid down long-term borrowings at the FHLB totaling $106.7 million with a weighted average interest rate of 4.78%. Prepaying these long-term borrowings resulted in the recognition of a loss on the early extinguishment of debt totaling $5.7 million.

Similarly, in the third quarter of 2011, we paid down long-term borrowings at the FHLB totaling $120.5 million with a weighted average interest rate of 4.36%. Prepaying these long-term borrowings resulted in the recognition of a loss on the early extinguishment of debt totaling $6.2 million. The prepayments of these higher rate long-term borrowings contributed to the improvement in our net interest margin in 2011 compared to 2010.

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

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 74.8%, 78.3% and 85.6% of interest income in 2012, 2011 and 2010, respectively, as well as interest earned on investment securities, which represented 25.0%, 21.0% and 13.2% of interest income, respectively. Interest income expressed on a taxable-equivalent basis of $129.7 million in 2012 decreased by $7.2 million, or 5.2%, from the $136.8 million earned in 2011, which decreased by $24.5 million, or 15.2%, from the $161.3 million earned in 2010.

As depicted in Table 4, the decrease in interest income in 2012 from the prior year was primarily due to a significant decrease in average loan yields and the significant decrease in average taxable investment securities yields, partially offset by a significant increase in average investment securities balances. The 50 bp decrease in average loan yields in 2012 contributed to $10.5 million of the current year reduction in interest income. The 36 bp decrease in average taxable investment securities yields in 2012 contributed to $5.4 million of the current reduction in interest income. These increases were partially offset by the $294.0 million increase in average taxable investment securities which contributed to an increase of $6.6 million of current year interest income and the $71.1 million increase in average tax-exempt investment securities which contributed to an increase of $6.4 million of current year interest income.

As depicted in Table 4, the drop in interest income in 2011 from 2010 was largely due to a significant decrease in average loan and lease balances and to a lesser extent the average loan yields earned thereon and the significant decrease in average taxable investment securities yields, partially offset by a significant increase in average investment securities balances. The $594.5 million decrease in average loan and lease balances contributed to $30.3 million of the reduction in interest income, while the 4 bp decrease in average loan yields in 2011 contributed to $0.8 million of the reduction in interest income. The $640.5 million increase in average taxable investment securities contributed to an increase of $21.5 million of the increase in interest income, which was partially offset by the 111 bp decrease in average taxable investment securities yields in 2011 which contributed to $13.7 million of the reduction in interest income.

Interest Expense

In 2012, interest expense of $8.7 million decreased by $9.9 million, or 53.1%, compared to $18.6 million in 2011, which decreased by $23.5 million, or 55.8%, compared to $42.1 million in 2010.

Declines in average rates paid on interest-bearing liabilities were reflective of the FRB’s notably low interest rate policy that existed throughout 2012, 2011 and 2010 and contributed to the overall reduction in interest expense during the periods. In 2012, the average rate paid on interest-bearing liabilities decreased by 34 bp to 0.30%, compared to 0.64% in 2011. Decreases in the average balances of long-term borrowings of $242.9 million, time deposits under $100,000 of $69.2 million and short-term borrowings of $35.8 million were the primary drivers of the overall decrease in interest expense. Decreases in the average rates paid on savings and money market deposits of 9 bp, time deposits under $100,000 of 40 bp and time deposits $100,000 and over of 38 bp also contributed to the reduction of interest expense in 2012.

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

Net Interest Margin

Our net interest margin was 3.10%, 3.09%, and 2.91% in 2012, 2011 and 2010, respectively. As described above, the improvement in our net interest margin in 2012 reflected our deployment of excess liquidity into higher yielding investment securities and an overall reduction in our funding costs, which included the aforementioned prepayment of long-term borrowings at the FHLB in the third quarter of 2011, partially offset by lower yields earned on our interest earning assets due to the depressed interest rate environment.

The improvement in our net interest margin in 2011 was attributed to lower funding costs on our interest-bearing liability balances due primarily to the aforementioned prepayment of long-term borrowings, partially offset by lower yields earned on our interest earning assets as we continued our efforts to reduce our higher yielding commercial real estate portfolio to improve our credit risk profile.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through year end 2012. With the expected prolonged low interest rate environment, we expect further compression in our net interest margin over the near term as we will continue to experience downward yield pressure on our interest-earning assets, without significant benefit from the downward re-pricing of our interest-bearing liabilities.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 5. Components of Other Operating Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Other service charges and fees	$17,569	$17,239	$15,418
Net gain on sales of residential loans	17,095	8,050	8,468
Service charges on deposit accounts	8,367	10,024	11,831
Income from bank-owned life insurance	2,899	4,139	4,809
Income from fiduciary activities	2,599	2,794	3,204
Investment securities gains	789	1,306	831
Loan placement fees	690	541	391
Equity in earnings of unconsolidated subsidiaries	574	458	468
Fees on foreign exchange	551	664	659
Gain on sale of property	-	-	7,698
Other	4,611	4,966	3,259
Total other operating income	$55,744	$50,181	$57,036

Total other operating income as a percentage of average assets	1.32%	1.24%	1.31%

Total other operating income of $55.7 million in 2012 increased by $5.6 million, or 11.1%, from the $50.2 million earned in 2011, which decreased by $6.9 million, or 12.0%, from the $57.0 million earned in 2010.

In 2012, we recorded higher net gains on sales of residential mortgage loans of $9.0 million. Offsetting this increase in 2012 were lower service charges on deposit accounts of $1.7 million and lower income from bank-owned life insurance of $1.2 million.

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

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 6. Components of Other Operating Expense

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Salaries and employee benefits	$69,344	$63,675	$56,613
Net occupancy	13,920	13,793	13,650
Legal and professional services	13,824	13,506	17,840
Amortization and impairment of other intangible assets	10,179	7,033	7,061
Equipment	3,966	4,702	5,337
Computer software expense	3,961	3,629	3,625
Advertising expense	3,516	2,961	2,531
Communication expense	3,428	3,517	3,985
Write down of assets	2,586	4,624	1,460
Foreclosed asset expense	1,888	4,557	8,982
Loss on early extinguishment of debt	-	6,234	5,685
Other	20,307	43,890	37,636
Total other operating expense (excluding goodwill impairment)	146,919	172,121	164,405
Goodwill impairment	-	-	102,689
Total other operating expense	$146,919	$172,121	$267,094

Total other operating expense as a percentage of average assets	3.49%	4.25%	6.11%

Total other operating expense of $146.9 million in 2012 decreased by $25.2 million, or 14.6%, from total operating expense of $172.1 million in 2011, which decreased by $95.0 million, or 35.6%, compared to 2010. Excluding goodwill impairment charges, total other operating expense as a percentage of average assets was 3.76% in 2010.

The decrease in total other operating expense in 2012, compared to 2011, was the result of lower contributions to the Central Pacific Bank Foundation of $7.8 million, lower credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and reserves on unfunded commitments) of $8.0 million, lower reserves for repurchased loans of $7.0 million, lower loss on early extinguishment of debt of $6.2 million and lower FDIC insurance expense of $2.0 million, partially offset by higher salaries and employee benefits of $5.7 million and higher amortization and impairment of other intangible assets of $3.1 million.

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

A key measure of operating efficiency tracked by management is the efficiency ratio. The efficiency ratio, as used by management, differs from comparable measures calculated and presented in accordance with GAAP in that it excludes unusual or non-recurring charges, losses, credits or gains. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 78.89% in 2012, compared to 92.06% in 2011 and 82.88% in 2010. The decrease in our efficiency ratio was primarily driven by the aforementioned decrease in other operating expenses and increase in net interest income and other operating income.

The following table sets forth a reconciliation of total operating expenses as a percentage of net operating revenue to our efficiency ratio for each of the dates indicated:

Table 7. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2012	2011	2010	2009	2008

Total operating expenses as a percentage of net operating revenue	83.52%	103.01%	152.25%	91.61%	105.18%
Goodwill impairment	-	-	(58.53)	(21.12)	(36.35)
Amortization and impairment of other intangible assets	(2.09)	(1.72)	(1.64)	(1.21)	(1.07)
Foreclosed asset expense	(1.07)	(2.73)	(5.13)	(3.65)	(2.84)
Write down of assets	(1.47)	(2.77)	(0.83)	(2.11)	(9.17)
Loss on early extinguishment of debt	-	(3.73)	(3.24)	-	-
Loss on counterparty financing transaction	-	-	-	-	(1.10)
Loss on commercial real estate loans	-	-	-	-	(0.72)
Efficiency ratio	78.89%	92.06%	82.88%	63.52%	53.93%

Income Taxes

We did not recognize any income tax benefit in 2012, 2011 and 2010, as we had a full valuation allowance established against our net DTAs throughout 2012, 2011 and 2010. A full valuation allowance was established against our net DTAs during the third quarter of 2009 based upon the level of our NOLs and the existence of a three-year cumulative loss, which led to our conclusion that it was more likely than not that our DTAs would not be fully realized. In determining the extent of the valuation allowance, management also considered, among other things, carryback/carryforward periods available to the Company and trends in income/loss of the Company’s earnings.

In 2012, we decreased our valuation allowance against our net DTAs by $14.8 million, or 9.1% to $147.5 million at December 31, 2012 from $162.3 million at December 31, 2011. Of the total decrease to the valuation allowance, $15.9 million was recognized as a non-cash credit to income tax expense, while $1.1 million was charged against accumulated other comprehensive income (loss) (“AOCI”).

In 2011, we decreased our valuation allowance against our net DTAs by $16.6 million, or 9.3% to $162.3 million at December 31, 2011 from $178.8 million at December 31, 2010. Of the total decrease to the valuation allowance, $9.9 million was recognized as a non-cash credit to income tax expense, while the remaining $6.7 million was credited against AOCI.

Our effective tax rate was 0% in 2012, 2011 and 2010. Because we continue to recognize a full valuation allowance against our net DTAs, we did not record any income tax expense or benefit in 2012, 2011 and 2010.

As noted in “— Executive Overview,” we have reported eight consecutive quarters of profitability since our recapitalization in February of 2011.  As a result of this positive trend and based on our expectation that we will remain profitable, we may be able to begin reversing the valuation allowance during the first quarter of 2013.

Financial Condition

Total assets of $4.4 billion at December 31, 2012 increased by $237.5 million, or 5.7%, from the $4.1 billion at year-end 2011, and total liabilities of $3.9 billion at December 31, 2012 increased by $189.1 million, or 5.2%, from the prior year. The increase in total assets in 2012 was due primarily to our deposit growth and subsequent deployment of these proceeds into higher yielding assets.

Loan Portfolio

Our lending activities have historically been focused on residential, commercial, commercial mortgage and construction loans to local homebuyers, small and middle-market companies, and business professionals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

To manage credit risk (i.e., the inability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

Loans and leases totaled $2.2 billion at December 31, 2012, increasing by $139.5 million, or 6.8%, from the $2.1 billion at year-end 2011, which decreased by $105.0 million, or 4.8%, from the $2.2 billion held at year-end 2010. The increase in our loan portfolio in 2012 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was primarily due to net increases in the residential mortgage, commercial, financial and agricultural and consumer loan portfolios totaling $139.3 million, or 15.5%, $65.5 million, or 36.3% and $34.6 million, or 31.8%, respectively, partially offset by a net reduction in the construction and development loan, commercial mortgage loan and lease portfolios totaling $64.9 million, or 40.3%, $27.8 million, or 4.0% and $7.2 million, or 40.7%, respectively. The net increases in these portfolios reflect transfers of 20 portfolio loans to other real estate totaling $4.8 million, the transfer of three portfolio loans, two of which were non-performing, to the held-for-sale category of $1.5 million and charge-offs of loans and leases of $17.4 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 8. Loans by Categories

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Commercial, financial and agricultural	$246,218	$180,704	$207,980	$260,924	$384,423
Real estate:
Construction	96,194	161,063	313,785	811,895	1,124,976
Mortgage:
- residential	1,035,397	896,099	746,261	820,983	1,070,429
- commercial	672,248	700,069	760,306	970,285	1,211,896
Consumer	143,383	108,810	112,949	136,090	180,131
Leases	10,504	17,702	28,163	41,803	58,411
Total loans and leases	2,203,944	2,064,447	2,169,444	3,041,980	4,030,266
Allowance for loan and lease losses	(96,413)	(122,093)	(192,854)	(205,279)	(119,878)
Net loans	$2,107,531	$1,942,354	$1,976,590	$2,836,701	$3,910,388

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of December 31, 2012.

Table 9. Geographic Distribution

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$244,561	$1,657	$246,218
Real estate:
Construction	59,708	36,486	96,194
Mortgage:
- residential	1,035,397	-	1,035,397
- commercial	473,311	198,937	672,248
Consumer	143,383	-	143,383
Leases	10,504	-	10,504
Total loans and leases	1,966,864	237,080	2,203,944
Allowance for loan and lease losses	(69,862)	(26,551)	(96,413)
Net loans and leases	$1,897,002	$210,529	$2,107,531

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

The increase in our construction loan portfolio from 2005 through 2007 was representative of our historical focus on this segment and a real estate market that had been strong with increased development activity in all of our markets. However, beginning in the second half of 2007, some of our residential construction loans in California began exhibiting heightened levels of risk with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors, including declining real estate values. New construction lending was therefore substantially curtailed. In 2008 through 2010, real estate values continued to deteriorate in Hawaii and California, adding considerable pressure on our construction loan portfolio. In 2011 and continuing in 2012, real estate values began to show signs of stabilization. However, as required by the Bank MOU, we further reduced our exposure to this sector and decreased our construction loan portfolio by $152.7 million in 2011 and an additional $64.9 million in 2012.

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 10. Mortgage Loan Portfolio Composition

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$968,194	56.7%	$846,953	53.1%	$692,515	46.0%	$716,753	40.0%	$896,631	39.0%
5 or more units	67,203	3.9	49,146	3.1	53,746	3.6	104,230	5.8	173,798	8.0
Commercial,
industrial and
other	672,248	39.4	700,069	43.8	760,306	50.4	970,285	54.2	1,211,896	53.0
Total	$1,707,645	100.0%	$1,596,168	100.0%	$1,506,567	100.0%	$1,791,268	100.0%	$2,282,325	100.0%

Residential

Residential mortgage loans include both fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences. Maximum loan-to-value ratios of 80% are typically required, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.4 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable, credit losses on residential mortgages had been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Residential mortgage loan balances as of December 31, 2012 totaled $1.0 billion, increasing by $139.3 million, or 15.5%, from the $896.1 million held at year-end 2011, which increased by $149.8 million, or 20.1%, from the $746.3 million held at year-end 2010. As previously mentioned, residential mortgage originations remained strong throughout most of 2012 fueled by the historically low interest rate environment driving strong refinancing activity.

Residential mortgage loans held for sale at December 31, 2012 totaled $38.3 million, an increase of $0.4 million, or 1.1%, from the December 31, 2011 balance of $37.9 million, which increased by $3.5 million, or 9.9%, from the December 31, 2010 balance of $34.4 million. In 2012, 2011 and 2010, we did not securitize any residential mortgage loans.

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

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 11. Consumer Loan Portfolio Composition

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$70,219	48.9%	$64,343	59.1%	$66,955	59.2%	$87,721	64.5%	$129,092	71.7%
Other revolving credit plans	35,074	24.5	34,505	31.7	34,396	30.5	36,665	26.9	36,445	20.2
Other	38,090	26.6	9,962	9.2	11,598	10.3	11,704	8.6	14,594	8.1
Total	$143,383	100.0%	$108,810	100.0%	$112,949	100.0%	$136,090	100.0%	$180,131	100.0%

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

Consumer loans totaled $143.4 million at December 31, 2012, increasing by $34.6 million, or 31.8%, from 2011’s year-end balance of $108.8 million, which decreased by $4.1 million, or 3.7%, compared to the $112.9 million held at year-end 2010. At December 31, 2012, automobile loans, primarily indirect dealer loans, comprised 48.9% of consumer loans outstanding.

Total automobile loans of $70.2 million at year-end 2012 increased by $5.9 million, or 9.1%, from 2011’s year-end balance of $64.3 million, which decreased by $2.6 million, or 3.9%, from $67.0 million at year-end 2010. Consistent with national trends, the increase in automobile loans in 2012 is consistent with the increase in automobile purchases experienced in Hawaii.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $59.4 million at December 31, 2012, compared to $156.6 million in the prior year, while remaining interest reserves was $0.1 million at December 31, 2012, compared to $0.9 million at December 31, 2011. Our remaining interest reserves have decreased considerably over the past few years and as of December 31, 2012, only represented 0.2% of the principal balance of loans with interest reserves. The decrease in our level of interest reserves is a direct result of our reduced construction lending activity.

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

Concentrations of Credit Risk

As of December 31, 2012, approximately $1.8 billion, or 82% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans.

Substantially all of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii and California. Consistent with our focus of being a Hawaii-based bank, 89% of our loan portfolio was concentrated in the Hawaii market while 11% was concentrated in the U.S. Mainland as of December 31, 2012.

Our foreign credit exposure as of December 31, 2012 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 12 sets forth the maturity distribution of the loan portfolio at December 31, 2012. Table 13 sets forth the sensitivity of amounts due after one year to changes in interest rates at December 31, 2012. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 12. Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$41,914	$112,192	$92,112	$246,218
Real estate - construction	59,895	25,814	10,485	96,194
Total	$101,809	$138,006	$102,597	$342,412

At year-end 2012, 29.7% of our commercial and construction loans had maturities of one year or less, decreasing from the prior year’s proportion of 47.1%.  Meanwhile, loans in the one-through-five-years category increased to 40.3% in 2012 from 30.6% at year-end 2011 and loans in the greater-than-five-years category increased to 30.0% from 22.3% due to the aforementioned decrease in the one year or less maturity category.

Table 13. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one
	through	Over five
	five years	years	Total
	(Dollars in thousands)

With fixed interest rates	$50,821	$27,659	$78,480
With variable interest rates	87,185	74,938	162,123
Total	$138,006	$102,597	$240,603

Of the loans with maturities in excess of one year at year-end 2012, 32.6% had fixed interest rates, while 67.4% had variable rates, which compares to 36.4% and 63.6%, respectively, at year-end 2011.

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

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 14. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Average amount of loans outstanding	$2,130,758	$2,121,544	$2,716,090	$3,745,964	$4,209,045

Allowance for loan and lease losses:
Balance at beginning of year	$122,093	$192,854	$205,279	$119,878	$92,049

Charge-offs:
Commercial, financial and agricultural	3,779	2,401	7,550	20,168	2,097
Real estate:
Construction	8,435	31,371	126,829	188,581	139,557
Mortgage - residential	1,664	4,347	21,042	16,563	383
Mortgage - commercial	2,033	1,298	41,280	34,156	-
Consumer	1,490	2,116	3,242	4,058	3,518
Leases	28	10	19	2,182	131
Total	17,429	41,543	199,962	265,708	145,686

Recoveries:
Commercial, financial and agricultural	1,614	1,805	2,421	453	295
Real estate:
Construction	6,622	6,518	13,902	450	40
Mortgage - residential	876	1,684	1,016	85	103
Mortgage - commercial	488	383	9,303	26	12
Consumer	1,029	1,082	1,259	1,294	1,397
Leases	5	-	88	-	-
Total	10,634	11,472	27,989	2,308	1,847
Net loans charged off	6,795	30,071	171,973	263,400	143,839

Provision (credit) charged to operations	(18,885)	(40,690)	159,548	348,801	171,668

Balance at end of year	$96,413	$122,093	$192,854	$205,279	$119,878

Ratios:
Allowance for loan and lease losses to loans
and leases outstanding at end of year	4.37%	5.91%	8.89%	6.75%	2.97%

Net loans charged off during year to average
loans and leases outstanding during year	0.32%	1.42%	6.33%	7.03%	3.42%

Our Allowance at December 31, 2012 totaled $96.4 million, which represented a decrease of $25.7 million, or 21.0%, from year-end 2011. When expressed as a percentage of total loans, our Allowance decreased to 4.37% at December 31, 2012, from 5.91% at year-end 2011. The decrease in our Allowance during 2012 was a result of a credit to the Provision of $18.9 million recognized during the year and $6.8 million in net loan charge-offs during the year, concentrated primarily on loans with direct exposure to the commercial construction markets in California and Hawaii. The decrease in our Allowance as a percentage of total loans and leases from year-end 2011 to year-end 2012 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets, lower net loan charge-off activity, and is consistent with our belief that we have begun to see signs of stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland.

Our Allowance as a percentage of our nonperforming assets increased from 62.42% at December 31, 2011 to 107.10% at December 31, 2012. Our Allowance as a percentage of our nonaccrual loans, including loans held for sale, increased from 91.17% at December 31, 2011 to 121.53% at December 31, 2012.

During 2010, we adjusted the general reserve factors used to calculate the Allowance for our commercial mortgage portfolios both in Hawaii and on the U.S. Mainland, as well our residential mortgage loan portfolio, including the owner occupied, investor, and home equity segments. Our decision to increase the general reserves established for these loan categories were made after considering various quantitative and qualitative factors. These considerations included, but were not limited to, our recent loss history, a revised assessment of projected national and local economic and market conditions, the potential negative impact that the weak commercial and residential real estate markets may have on these portfolios, and input from our regulators. We did not implement any material enhancements to our reserve factors in 2012 and 2011.

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

Table 15. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
	for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
	and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)
Commercial, financial
and agricultural	$4,987	11.2%	$6,110	8.7%	$13,426	9.6%	$11,026	8.6%	$11,100	9.5%
Real estate:
Construction	4,510	4.3	28,630	7.8	76,556	14.5	114,256	26.7	71,800	27.9
Mortgage:
Residential	29,910	47.0	32,736	43.4	31,830	34.4	23,930	27.0	6,600	26.6
Commercial	48,500	30.5	47,729	33.9	64,308	35.0	44,308	31.9	19,100	30.1
Consumer	2,421	6.5	2,335	5.3	3,155	5.2	4,555	4.4	3,900	4.5
Leases	85	0.5	553	0.9	1,579	1.3	1,079	1.4	1,300	1.4
Unallocated	6,000	-	4,000	-	2,000	-	6,125	-	6,078	-
Total	$96,413	100.0%	$122,093	100.0%	$192,854	100.0%	$205,279	100.0%	$119,878	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2012 was consistent with that applied in 2011.

The Allowance allocated to commercial loans at year-end 2012 totaled $5.0 million, compared to $6.1 million at year-end 2011, representing 2.0% and 3.4% of total commercial loans, respectively.

The Allowance allocated to construction loans totaled $4.5 million, or 4.7%, of construction loans at year-end 2012, compared to $28.6 million, or 17.8%, of construction loans outstanding at year-end 2011. The decreases in the ending Allowance amount and the Allowance as a percentage of construction loans were primarily due to net charge-offs recorded during 2012 and the significant decreases in the construction loan portfolio and nonaccrual construction loans as of year-end 2012.

The Allowance allocated to our residential mortgage loans decreased to $29.9 million, or 2.9%, of total residential mortgage loans at December 31, 2012, compared to $32.7 million, or 3.7%, of related loans at year-end 2011. The decreases in the ending Allowance amount and the Allowance as a percentage of residential mortgage loans were primarily due to net charge-offs recorded during 2012 and the significant decrease in nonaccrual residential mortgage loans as of year-end 2012.

Commercial mortgage loans were allocated an Allowance of $48.5 million, or 7.2%, of those loans at December 31, 2012, compared to $47.7 million, or 6.8%, of commercial mortgage loans at year-end 2011.

The allocated Allowance for consumer loans at December 31, 2012 increased to $2.4 million from $2.3 million in the prior year, representing 1.7% of total consumer loans in 2012, compared to 2.1% in 2011.

We also allocated an Allowance for leases of $0.1 million, or 0.8%, of total leases, compared to $0.6 million, or 3.1%, of total leases as of year-end 2011.

We increased the unallocated portion of the Allowance to $6.0 million at December 31, 2012, compared to $4.0 million at December 31, 2011. Despite the fact that more known and perceived risks attributable to particular market segments and geographical risk considerations have been incorporated into the determination of the allocated Allowance, we believe that the increase in the unallocated portion of the Allowance was appropriate due to the overall volatility of present and future economic conditions and the inherent uncertainty of the estimates and assumptions incorporated into our assessments of the likelihood and magnitude of potential losses.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 16. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$3,510	$1,367	$982	$8,377	$1,426
Real estate:
Construction	38,742	69,765	182,073	362,557	119,178
Mortgage - residential	27,499	47,128	47,560	55,603	6,162
Mortgage - commercial	9,487	15,653	14,464	45,847	5,462
Consumer	-	-	225	-	-
Leases	94	-	-	466	335
Total nonaccrual loans	79,332	133,913	245,304	472,850	132,563
Other real estate	10,686	61,681	57,507	26,954	11,220
Total nonperforming assets	90,018	195,594	302,811	499,804	143,783

Accruing loans delinquent for 90 days or more
Real estate:
Construction	-	-	6,550	228	-
Mortgage - residential	387	-	1,800	2,680	582
Consumer	116	28	181	232	488
Leases	-	-	-	152	-
Total accruing loans delinquent for 90 days or more	503	28	8,531	3,292	1,070

Restructured loans still accruing interest
Commercial, financial & agricultural	447	-	-	-	-
Real estate:
Construction	9,522	5,170	-	2,745	-
Mortgage - residential	15,366	3,093	13,401	3,565	-
Mortgage - commercial	6,425	-	-	-	-
Total restructured loans still accruing interest	31,760	8,263	13,401	6,310	-

Total nonperforming assets, accruing loans
delinquent for 90 days or more and restructured
loans still accruing interest	$122,281	$203,885	$324,743	$509,406	$144,853

Total nonperforming assets as a percentage of loans
and leases, loans held for sale and other real estate	4.00%	8.99%	13.18%	15.85%	3.52%

Total nonperforming assets and accruing loans delinquent
for 90 days or more as a percentage of loans and
leases, loans held for sale and other real estate	4.02%	8.99%	13.56%	15.96%	3.55%

Total nonperforming assets, accruing loans delinquent
for 90 days or more and restructured loans still
accruing interest as a percentage of loans and leases,
loans held for sale and other real estate	5.43%	9.37%	14.14%	16.16%	3.55%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $90.0 million at December 31, 2012, compared to $195.6 million at year-end 2011. Nonperforming assets at December 31, 2012 were comprised of $79.3 million in nonaccrual loans, none of which were loans classified as held for sale, and $10.7 million in other real estate.

The decrease in 2012 was attributable to $57.1 million in repayments, the sale of $53.0 million in other real estate, $26.2 million in loans restored to accrual status, the sale of $9.9 million in loans classified as held for sale, charge-offs of $9.8 million and write-downs of loans classified as held for sale and other real estate totaling $5.8 million. All of these decreases were partially offset by $46.6 million in gross additions. California construction and development loans to a single borrower totaling $25.7 million accounted for the significant majority of the gross additions during 2012.

Net changes to nonperforming assets by category during 2012 included net decreases in Hawaii construction and development assets totaling $68.4 million, Hawaii residential mortgage assets totaling $22.5 million, U.S. Mainland construction and development assets totaling $10.9 million and Hawaii commercial mortgage assets totaling $6.7 million. Partially offsetting these decreases were net increases in Hawaii commercial assets totaling $2.1 million, U.S. Mainland commercial mortgage assets totaling $0.7 million and Hawaii leases of $0.1 million.

Loans delinquent for 90 days or more still accruing interest totaled $0.5 million at December 31, 2012, compared to $28 thousand at December 31, 2011.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 17. Distribution of Investment Securities

	December 31,
	2012		2011		2010
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
U.S. Government sponsored
entities debt securities	$-	$280,939	$-	$373,177	$-	$201,855
States and political subdivisions	-	185,911	-	12,994	500	12,619
U.S. Government sponsored entities
mortgage-backed securities	161,848	941,043	931	1,097,302	2,328	486,964
Corporate securities	-	127,946	-	8,551	-	-
Non-agency collateralized
mortgage obligations	-	-	-	-	-	17
Other	-	906	-	970	-	1,062
Total	$161,848	$1,536,745	$931	$1,492,994	$2,828	$702,517

Investment securities totaled $1.7 billion at December 31, 2012, increasing by $204.7 million, or 13.7%, from the $1.5 billion held at December 31, 2011, which increased by $788.6 million, or 111.8%, from the $705.3 million at year-end 2010.

During the year ended December 31, 2012, we sold certain available for sale investment securities and received gross proceeds of $130.1 million. Gross realized gains and losses on the sales of the available for sale investment securities were $1.7 million and $0.9 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

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

During the year ended December 31, 2011, we sold certain available for sale investment securities and received gross proceeds of $138.0 million. Gross realized gains and losses on the sales of the available for sale investment securities were $1.4 million and $0.1 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

The net increase in investment securities in 2011 was reflective of our intent to continue to deploy our excess cash and cash equivalents into higher yielding assets as our liquidity needs diminished.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2012.

Table 18. Maturity Distribution of Investment Portfolio

	Carrying	Weighted
Portfolio Type and Maturity Grouping	value	average yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
U.S. Government sponsored entities mortgage-backed securities:
Within one year	$153	3.73%
After one but within five years	-	-
After five but within ten years	-	-
After ten years	161,695	1.97
Total U.S. Government sponsored entities mortgage-backed securities	161,848	1.97

Total held-to-maturity portfolio	$161,848	1.97%

Available-for-sale portfolio:
U.S. Government sponsored entities debt securities:
Within one year	$170,933	0.90%
After one but within five years	110,006	1.31
After five but within ten years	-	-
After ten years	-	-
Total U.S. Government sponsored entities debt securities	280,939	1.06

States and political subdivisions:
Within one year	-	-
After one but within five years	7,436	7.90
After five but within ten years	37,457	2.43
After ten years	141,018	3.47
Total States and political subdivisions	185,911	3.44

U.S. Government sponsored entities mortgage-backed securities:
Within one year	26	4.34
After one but within five years	879	4.79
After five but within ten years	96,502	2.23
After ten years	843,636	2.22
Total U.S. Government sponsored entities mortgage-backed securities	941,043	2.22

Corporate securities:
Within one year	-	-
After one but within five years	50,916	2.38
After five but within ten years	77,030	2.61
After ten years	-	-
Total Corporate securities	127,946	2.52

Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	906	0.00
Total Other	906	0.00

Total available-for-sale portfolio	$1,536,745	1.97%

Total investment securities	$1,698,593	1.97%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2012, the weighted average yield of the investment portfolio decreased by 21 bp to 1.97% from the prior year. The decrease in yield reflects the declining interest rate environment throughout 2012.

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

Total deposits of $3.7 billion at December 31, 2012 reflected an increase of $237.2 million, or 6.9%, from total deposits of $3.4 billion at December 31, 2011. Total deposits at December 31, 2011 increased by $310.6 million, or 9.9%, over the year-end 2010 balance of $3.1 billion. The increase in deposits in 2012 reflects increases in non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market deposits and government-owned time deposits of $114.1 million, $103.5 million, $49.8 million and $36.9 million, respectively, offset by decreases in other time deposits of $67.1 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.0 billion at December 31, 2012 and increased by $220.4 million, or 7.9%, from December 31, 2011, which decreased by $9.9 million or 0.4% from December 31, 2010. Core deposits as a percentage of total deposits was 81.7% at December 31, 2012, compared to 80.9% at December 31, 2011, and 89.2% at December 31, 2010.

The table below sets forth information regarding the average deposits and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 42 bp in 2012, while savings and money market and interest-bearing demand deposit rates decreased by 9 bp and 4 bp, respectively. The average rate paid on all deposits in 2012 decreased to 0.14% from 0.30% in 2011 and 0.64% in 2010. The drop in average rates paid in 2012 was attributable to the depressed interest rate environment in which we, as well as other financial institutions throughout the country, operated in during 2012.

Table 19. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$773,768	-%	$675,604	-%	$581,857	-%
Interest-bearing demand deposits	615,960	0.05	539,519	0.09	619,070	0.14
Savings and money market deposits	1,163,963	0.09	1,117,183	0.18	1,092,378	0.50
Time deposits	978,627	0.38	880,234	0.80	965,635	1.49
Total	$3,532,318	0.14%	$3,212,540	0.30%	$3,258,940	0.64%

We expect overall deposit rates to remain suppressed in 2013 in response to the FRB’s current monetary policy of keeping interest rates at low levels. In addition to the external interest rate environment, the overall direction of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts as part of the Dodd-Frank Act as further described in “Item 1A. Risk Factors.”

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2012.

Table 20. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Long-term debt	$20	$12	$-	$108,249	$108,281
Pension plan and SERP obligations	2,557	5,151	5,382	32,993	46,083
Operating leases	7,867	13,142	9,303	25,718	56,030
Purchase obligations	12,093	6,389	2,353	-	20,835
Total	$22,537	$24,694	$17,038	$166,960	$231,229

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

Capital Resources

Common and Preferred Equity

Shareholders’ equity totaled $504.8 million at December 31, 2012, an increase of $48.4 million, or 10.6%, from the $456.4 million at December 31, 2011, which increased by $390.4 million, or 591.0%, from 2010. When expressed as a percentage of total assets, shareholders’ equity increased to 11.6% at December 31, 2012, from 11.0% at December 31, 2011 and 1.7% at December 31, 2010.

The significant increase in shareholders’ equity from 2010 was directly attributable to the completion of the Private Placement, Rights Offering and TARP Exchange during the first half of 2011 as part of our recapitalization plan. Also contributing to the increase was net income of $47.4 million and $36.6 million for the years ended December 31, 2012 and 2011, respectively.

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

Our tangible common equity ratio was 11.24% at December 31, 2012, compared to 10.63% at December 31, 2011 and (2.20)% at December 31, 2010. Our book value per share was $12.06, $10.93 and $(42.18) at year-end 2012, 2011 and 2010, respectively. As mentioned above, the significant increases in our tangible common equity ratio and book value per share from 2010 were directly attributable to the completion of the Private Placement, Rights Offering and TARP Exchange in 2011, and the $47.4 million and $36.6 million in net income recorded in 2012 and 2011, respectively. The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders' equity, less intangible assets (excluding mortgage servicing rights), by total assets, less intangible assets (excluding mortgage servicing rights).

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 21. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2012	2011	2010
	(Dollars in thousands)

Total shareholders' equity	$504,822	$456,440	$66,052
Less: Preferred stock	-	-	(130,458)
Less: Other intangible assets (excluding mortgage servicing rights)	(15,378)	(19,053)	(21,927)
Tangible common equity	489,444	437,387	(86,333)

Total assets	4,370,368	4,132,865	3,938,051
Less: Other intangible assets (excluding mortgage servicing rights)	(15,378)	(19,053)	(21,927)
Tangible assets	4,354,990	4,113,812	3,916,124

Tangible common equity / Tangible assets	11.24%	10.63%	(2.20	) %

Trust Preferred Securities

We have five statutory trusts, CPB Capital Trust I, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $105.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty. We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. During the deferral period, which currently stands at 14 consecutive quarters, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. At December 31, 2012, accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $12.2 million.

On February 25, 2013, the Company notified the trustees for its various outstanding trust preferred securities that it intends to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and will resume quarterly payments as of the next, respective interest payment due date for each outstanding trust.

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

Capital Requirements

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. All of the funds CPF received from the sale of the TARP preferred stock were contributed by CPF to the bank as capital. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities. As described above, CPF deferred the payment of dividends on our TARP preferred stock and trust preferred securities (along with interest on the related junior subordinated debentures) beginning in the third quarter of 2009. On February 25, 2013, the Company notified the trustees for its various outstanding trust preferred securities that it intends to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and will resume quarterly payments as of the next, respective interest payment due date for each outstanding trust.

In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. CPF has not received dividends from the bank since September 2008. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2012, the bank had Statutory Retained Earnings of $96.5 million. In light of the Company's improved capital position and financial condition, our Board of Directors is currently evaluating a variety of alternatives to strategically manage the Company's capital levels, including the Company's prospects and ability to pay cash dividends to our stockholders commencing in 2013. Any decision to pay dividends or otherwise take any action with respect to our capital position, is subject to the discretion of our Board of Directors as well as any applicable regulatory and contractual limitations. For further information, see “Dividends – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

As of December 31, 2012, on a stand-alone basis, CPF had an available cash balance of approximately $46.7 million in order to meet its ongoing obligations.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2012. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 22. Rate Sensitivity of Assets, Liabilities and Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$120,902	$-	$-	$-	$-	$-	$120,902
Investment securities	156,515	131,536	181,780	381,658	824,364	22,740	1,698,593
Loans held for sale	38,283	-	-	-	-	-	38,283
Loans and leases	591,114	198,790	276,741	555,667	503,736	77,896	2,203,944
Federal Home Loan Bank stock	-	-	-	-	-	47,928	47,928
Other assets	-	-	-	-	-	260,718	260,718
Total assets	$906,814	$330,326	$458,521	$937,325	$1,328,100	$409,282	$4,370,368

Liabilities and Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$843,292	$843,292
Interest-bearing deposits	2,241,025	282,381	191,677	104,900	17,497	-	2,837,480
Long-term debt	108,255	5	9	12	-	-	108,281
Other liabilities	-	-	-	-	-	66,536	66,536
Equity	-	-	-	-	-	514,779	514,779
Total liabilities and equity	$2,349,280	$282,386	$191,686	$104,912	$17,497	$1,424,607	$4,370,368

Interest rate sensitivity gap	$(1,442,466)	$47,940	$266,835	$832,413	$1,310,603	$(1,015,325)	$-

Cumulative interest rate sensitivity gap	$(1,442,466)	$(1,394,526)	$(1,127,691)	$(295,278)	$1,015,325	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2012, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

		Estimated Net Interest
Rate Change		Income Sensitivity
+200	bp	1.85%
-100	bp	(5.10)%

Table 23. Interest Rate Sensitivity

	Expected Maturity Within							Total
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$120,902	$-	$-	$-	$-	$-	$120,902	$120,902
Weighted average interest rates	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%

Fixed rate investments	$466,408	$245,318	$136,340	$162,021	$115,578	$545,899	$1,671,564	$1,694,801
Weighted average interest rates	1.61%	1.90%	2.07%	2.03%	2.10%	2.25%	1.97%

Variable rate investments	$470	$414	$364	$321	$282	$1,572	$3,423	$3,566
Weighted average interest rates	2.14%	2.28%	2.28%	2.28%	2.28%	2.28%	2.26%

Equity investments	$-	$-	$-	$-	$-	$866	$866	$906
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$422,033	$220,686	$144,366	$104,931	$73,602	$224,184	$1,189,802	$1,133,472
Weighted average interest rates	4.80%	4.69%	4.66%	4.65%	4.65%	4.58%	4.70%

Variable rate loans	$417,722	$176,653	$114,294	$83,237	$61,324	$121,107	$974,337	$910,237
Weighted average interest rates	4.45%	4.15%	3.95%	3.94%	3.96%	4.25%	4.24%

Total - December 31, 2012	$1,427,535	$643,071	$395,364	$350,510	$250,786	$893,628	$3,960,894	$3,863,884
Total - December 31, 2011	$1,295,523	$815,292	$498,578	$290,355	$258,120	$475,639	$3,633,507	$3,449,561

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,858,849	$-	$-	$-	$-	$-	$1,858,849	$1,858,849
Weighted average interest rates	0.07%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%

Time deposits	$855,745	$60,804	$44,552	$4,991	$12,484	$55	$978,631	$981,059
Weighted average interest rates	0.22%	0.89%	1.06%	1.26%	1.18%	0.47%	0.32%

Long-term debt	$20	$12	$-	$-	$-	$108,249	$108,281	$43,156
Weighted average interest rates	8.22%	8.22%	0.00%	0.00%	0.00%	2.92%	2.92%

Total - December 31, 2012	$2,714,614	$60,816	$44,552	$4,991	$12,484	$108,304	$2,945,761	$2,883,064
Total - December 31, 2011	$2,628,480	$91,996	$25,011	$13,793	$5,136	$108,295	$2,872,711	$2,807,352

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. We have employed, and continue to employ, a number of measures to improve our liquidity position, which includes reducing our reliance on non-core funding sources and decreasing our loan-to-deposit ratio from 60.0% at December 31, 2011 to 59.9% at December 31, 2012. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $39.4 million in 2012, $23.1 million in 2011 and $221.4 million in 2010. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $306.3 million and $687.2 million in 2012 and 2011, respectively, compared to $755.6 million provided by investing activities in 2010. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2012, net loan originations accounted for $152.4 million of cash used in investing activities, compared to net loan principal repayments of $19.4 million and $347.3 million in 2011 and 2010, respectively, of cash provided by investing activities. Net purchases of investment securities totaled $220.8 million and $775.7 million in 2012 and 2011, respectively, compared to net proceeds received from sales and maturities of investment securities totaling $164.2 million in 2010. Investing activities included proceeds from sales of loans originated for investment of $10.3 million in 2012, $26.7 million in 2011 and $193.4 million in 2010 and other real estate of $56.9 million in 2012, $42.4 million in 2011 and $30.4 million in 2010. Investing activities in 2010 also included proceeds from the sale of premises and equipment of $19.7 million.

Cash provided by financing activities totaled $187.2 million and $130.5 million in 2012 and 2011, respectively, compared to cash used in financing activities totaling $674.7 million in 2010. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2012 and 2011, we increased net deposits by $237.2 million and $310.6 million, respectively. Net deposit contraction in 2010 resulted in cash outflows of $436.0 million. Net cash outflows from short-term debt totaled $34,000 in 2012, $202.4 million in 2011 and $40.0 million in 2010. Net cash outflows from long-term debt totaled $50.0 million in 2012, $301.2 million in 2011 and $197.9 million in 2010. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily the issuance of preferred and common stock, dividends and stock repurchases totaled $323.5 million in cash flows in 2011, resulting mainly from the Private Placement and Rights Offering, compared to $0.9 million in cash outflows in 2010.

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

The bank is a member of and maintained an $838.0 million line of credit with the FHLB as of December 31, 2012. At December 31, 2012, long-term borrowings under this arrangement totaled $32,000, compared to $50.0 million in long-term borrowings at December 31, 2011. We did not have any short-term borrowings under this arrangement at December 31, 2012 and 2011. FHLB advances outstanding at December 31, 2012 were secured by unencumbered investment securities with a fair value of $120.5 million and certain real estate loans totaling $1.09 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2012, $838.0 million was undrawn under this arrangement.

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

The bank also maintained a $24.9 million line of credit with the Federal Reserve discount window as of December 31, 2012. There were no advances outstanding under this arrangement at December 31, 2012 and 2011. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $41.7 million. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program. As of December 31, 2012, the bank continues to have access to the primary credit facility and remains eligible for the Borrower-in-Custody program. See Note 13 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on the successful execution of our recovery plan, and more specifically, our ability to continue to improve our risk profile, maintain our capital base, and comply with the provisions of our agreement with the regulators. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

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

Impact of New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the balance sheet. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the balance sheet. ASU 2011-11 is effective for the Company’s reporting period beginning on January 1, 2013, with retrospective application required. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, “Amendments to Topic 220, Other Comprehensive Income.” The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for the Company’s reporting period beginning on January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2013

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and due from banks	$56,473	$76,233
Interest-bearing deposits in other banks	120,902	180,839
Investment securities:
Available for sale, at fair value	1,536,745	1,492,994
Held to maturity, at amortized cost (fair value of $162,528
at December 31, 2012 and $976 at December 31, 2011)	161,848	931
Total investment securities	1,698,593	1,493,925

Loans held for sale	38,283	50,290
Loans and leases	2,203,944	2,064,447
Allowance for loan and lease losses	(96,413)	(122,093)
Net loans and leases	2,107,531	1,942,354

Premises and equipment, net	48,759	51,414
Accrued interest receivable	13,896	11,674
Investment in unconsolidated subsidiaries	10,975	12,697
Other real estate	10,686	61,681
Other intangible assets	37,499	41,986
Bank-owned life insurance	147,411	144,474
Federal Home Loan Bank stock	47,928	48,797
Other assets	31,432	16,501
Total assets	$4,370,368	$4,132,865

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$843,292	$729,149
Interest-bearing demand	672,838	569,371
Savings and money market	1,186,011	1,136,180
Time	978,631	1,008,828
Total deposits	3,680,772	3,443,528

Short-term borrowings	-	34
Long-term debt	108,281	158,298
Other liabilities	66,536	64,585
Total liabilities	3,855,589	3,666,445

Equity:
Common stock, no par value, authorized 185,000,000 shares,
issued and outstanding 41,867,046 and 41,749,116 shares
at December 31, 2012 and 2011, respectively	784,512	784,539
Surplus	70,567	66,585
Accumulated deficit	(349,427)	(396,848)
Accumulated other comprehensive income (loss)	(830)	2,164
Total shareholders' equity	504,822	456,440
Non-controlling interest	9,957	9,980
Total equity	514,779	466,420
Total liabilities and equity	$4,370,368	$4,132,865

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$97,029	$107,089	$138,114
Interest and dividends on investment securities:
Taxable interest	28,803	27,559	19,699
Tax-exempt interest	2,312	738	1,068
Dividends	16	12	11
Interest on deposits in other banks	285	1,052	1,862
Total interest income	128,445	136,450	160,754

Interest expense:
Interest on deposits:
Demand	339	500	885
Savings and money market	1,006	2,044	5,514
Time	3,688	7,066	14,390
Interest on short-term borrowings	-	204	1,177
Interest on long-term debt	3,701	8,815	20,135
Total interest expense	8,734	18,629	42,101

Net interest income	119,711	117,821	118,653
Provision (credit) for loan and lease losses	(18,885)	(40,690)	159,548
Net interest income (loss) after provision for loan and lease losses	138,596	158,511	(40,895)

Other operating income:
Other service charges and fees	17,569	17,239	15,418
Net gain on sales of residential loans	17,095	8,050	8,468
Service charges on deposit accounts	8,367	10,024	11,831
Income from bank-owned life insurance	2,899	4,139	4,809
Income from fiduciary activities	2,599	2,794	3,204
Investment securities gains	789	1,306	831
Loan placement fees	690	541	391
Equity in earnings of unconsolidated subsidiaries	574	458	468
Fees on foreign exchange	551	664	659
Gain on sale of premises and equipment	-	-	7,698
Other	4,611	4,966	3,259
Total other operating income	55,744	50,181	57,036

Other operating expense:
Salaries and employee benefits	69,344	63,675	56,613
Net occupancy	13,920	13,793	13,650
Legal and professional services	13,824	13,506	17,840
Amortization and impairment of other intangible assets	10,179	7,033	7,061
Equipment	3,966	4,702	5,337
Computer software expense	3,961	3,629	3,625
Advertising expense	3,516	2,961	2,531
Communication expense	3,428	3,517	3,985
Write down of assets	2,586	4,624	1,460
Foreclosed asset expense	1,888	4,557	8,982
Loss on early extinguishment of debt	-	6,234	5,685
Goodwill impairment	-	-	102,689
Other	20,307	43,890	37,636
Total other operating expense	146,919	172,121	267,094

Income (loss) before income taxes	47,421	36,571	(250,953)
Income tax expense	-	-	-
Net income (loss)	47,421	36,571	(250,953)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	(83,897)	8,432
Net income (loss) available to common shareholders	$47,421	$120,468	$(259,385)

Per common share data:
Basic earnings (loss) per share	$1.14	$3.36	$(171.13)
Diluted earnings (loss) per share	1.13	3.31	(171.13)
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Net income (loss)	$47,421	$36,571	$(250,953)
Other comprehensive income (loss), net of tax
Net change in unrealized gain on investment securities	(1,271)	21,026	(2,966)
Net change in unrealized loss on derivatives	(434)	(3,235)	(7,377)
Minimum pension liability adjustment	(1,289)	(1,062)	(711)
Other comprehensive income (loss), net of tax	(2,994)	16,729	(11,054)
Comprehensive income (loss)	$44,427	$53,300	$(262,007)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
					Other	Non
	Preferred	Common		Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2009	$128,975	$405,355	$63,075	$(257,931)	$(3,511)	$10,026	$345,989

Net loss	-	-	-	(250,953)	-	-	(250,953)
Other comprehensive loss	-	-	-	-	(11,054)	-	(11,054)
Preferred stock dividends
and accretion	1,483	-	-	(8,432)	-	-	(6,949)
Common stock offerings and
stock plan costs	-	(1,182)	-	-	-	-	(1,182)
201 shares of common stock
purchased by directors' deferred
compensation plan	-	(6)	-	-	-	-	(6)
Share-based compensation	-	-	233	-	-	-	233
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2010	$130,458	$404,167	$63,308	$(517,316)	$(14,565)	$10,003	$76,055

Net income	-	-	-	36,571	-	-	36,571
Other comprehensive income	-	-	-	-	16,729	-	16,729
Preferred stock dividends
and accretion	204	-	-	(1,173)	-	-	(969)
5,620,117 shares of common stock
issued in exchange for preferred
stock and accrued unpaid dividends	(130,662)	56,201	-	85,070	-	-	10,609
34,599,585 shares of common stock
issued under common stock offerings
and stock plans, net of costs	-	324,155	-	-	-	-	324,155
193 net shares of common stock
sold by directors' deferred
compensation plan	-	16	-	-	-	-	16
Share-based compensation	-	-	3,277	-	-	-	3,277
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2011	$-	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420

Net income	-	-	-	47,421	-	-	47,421
Other comprehensive loss	-	-	-	-	(2,994)	-	(2,994)
4,291 net shares of common stock
purchased by directors' deferred
compensation plan	-	(27)	-	-	-	-	(27)
Share-based compensation	-	-	3,982	-	-	-	3,982
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2012	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$47,421	$36,571	$(250,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(18,885)	(40,690)	159,548
Goodwill impairment	-	-	102,689
Depreciation and amortization	6,351	6,724	7,737
Gain on sale of premises and equipment	-	-	(7,698)
Amortization and impairment of other intangible assets	10,179	7,033	7,061
Write down of assets	2,586	4,624	1,460
Write down of other real estate, net of gain on sale	(358)	528	6,317
Net amortization of investment securities	15,670	9,447	2,802
Share-based compensation	3,982	3,277	233
Net gain on sale of investment securities	(789)	(1,306)	(831)
Net change in trading securities	-	-	49,126
Net gain on sales of residential loans	(17,095)	(8,050)	(8,468)
Proceeds from sales of loans held for sale	969,089	667,052	1,069,104
Originations of loans held for sale	(952,402)	(662,429)	(955,291)
Equity in earnings of unconsolidated subsidiaries	(574)	(458)	(468)
Increase in cash surrender value of bank-owned life insurance	(4,934)	(2,337)	(4,554)
Net change in other assets and liabilities	(20,853)	3,137	43,619
Net cash provided by operating activities	39,388	23,123	221,433

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	437,471	401,556	333,005
Proceeds from sales of investment securities available for sale	130,076	137,980	439,403
Purchases of investment securities available for sale	(627,356)	(1,317,112)	(610,081)
Proceeds from maturities of and calls on investment securities held to maturity	2,487	1,881	1,843
Purchases of investment securities held to maturity	(163,498)	-	-
Net loan principal repayments (loan originations)	(152,350)	19,435	347,252
Proceeds from sales of loans originated for investment	10,340	26,721	193,390
Proceeds from sales of other real estate	56,915	42,362	30,394
Proceeds from bank-owned life insurance	1,997	158	2,069
Proceeds from sale of premises and equipment	-	-	19,715
Purchases of premises and equipment	(3,696)	(747)	(1,954)
Distributions from unconsolidated subsidiaries	467	522	726
Contributions to unconsolidated subsidiaries	-	-	(136)
Proceeds from redemptiom of FHLB stock	869	-	-
Net cash provided by (used in) investing activities	(306,278)	(687,244)	755,626

Cash flows from financing activities:
Net increase (decrease) in deposits	237,244	310,581	(435,969)
Proceeds from long-term debt	-	-	50,000
Repayments of long-term debt	(50,017)	(301,219)	(247,893)
Net decrease in short-term borrowings	(34)	(202,446)	(39,949)
Net proceeds from issuance of common stock and stock option exercises	-	323,538	(1,023)
Other, net	-	-	147
Net cash provided by (used in) financing activities	187,193	130,454	(674,687)

Net increase (decrease) in cash and cash equivalents	(79,697)	(533,667)	302,372

Cash and cash equivalents:
At beginning of year	257,072	790,739	488,367
At end of year	$177,375	$257,072	$790,739

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,622	$18,138	$41,553
Income taxes	5	86	-
Cash received during the year for:
Income taxes	430	55	37,993

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$27	$(16)	$6
Reclassification of loans to other real estate	4,846	47,064	67,264
Reclassification of loans held for sale to other real estate	716	-	-
Transfer of loans to loans held for sale	1,487	13,639	74,894
Transfer of investment securities available for sale to trading	-	-	49,126
Dividends accrued on preferred stock	-	969	7,096
Accretion of preferred stock discount	-	204	1,336
Preferred stock and accrued unpaid dividends converted to common stock	-	142,988	-
Common stock issued in exchange for preferred stock and accrued unpaid dividends	-	56,201	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 34 branches and 116 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

We have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. The Banking Operations segment includes construction and real estate development lending, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services, retail brokerage services, and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations and Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties. For further information, see Note 26.

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

In anticipation of the completion of the Private Placement and the TARP Exchange, we effected a 1-for-20 reverse split on February 2, 2011 (the “Reverse Stock Split”). The Reverse Stock Split was previously approved by our shareholders at the shareholder meeting on May 24, 2010. No fractional shares of common stock were issued as a result of the Reverse Stock Split. For each holder of common stock, the number of shares held prior to the effectiveness of the Reverse Stock Split were divided by twenty and, if the resulting number was not a whole number, then such number was rounded up to the next nearest whole number. Except as otherwise specified herein, share and per share amounts for historical periods have been restated to give the effect to the Reverse Stock Split.

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

We have a 50% ownership interest in the following mortgage brokerage companies: Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC. These investments are accounted for using the equity method and are included in investment in unconsolidated subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.7 million and $10.2 million, respectively, at December 31, 2012 and $0.6 million and $12.1 million, respectively, at December 31, 2011. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) non-residential mortgage loans in both Hawaii and the U.S. Mainland that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis, while the non-residential Hawaii and U.S. Mainland loans are recorded at the lower of cost or fair value on an individual basis. Net fees and costs associated with originating and acquiring the Hawaii residential mortgage loans held for sale are deferred and included in the basis for determining the gain or loss on sales of loans held for sale. We report the fair values of non-residential Hawaii and U.S. Mainland loans net of applicable selling costs on our consolidated balance sheets.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2012 and 2011, this reserve totaled $3.6 million and $6.8 million, respectively, and is included in other liabilities on our consolidated balance sheets.

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

Our process for determining the reserve for unfunded commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. Reserves for unfunded commitments are recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.  The reserve for unfunded commitments totaled $5.6 million and $7.3 million at December 31, 2012 and 2011, respectively.

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

Goodwill and Other Intangible Assets

During the first quarter of 2010, we determined than an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Banking Operations reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, no goodwill remains on our consolidated balance sheet.

Prior to the first quarter of 2010, we reviewed the carrying amount of goodwill for impairment on an annual basis and performed additional assessments on a quarterly basis whenever indicators of impairment were evident. Goodwill attributable to each of our reporting units was tested for impairment by comparing their respective fair values to their carrying values. When determining fair value, we utilized a discounted cash flow methodology for our Banking Operations reporting unit. Absent any impairment indicators, we performed our annual goodwill impairment tests during the fourth quarter of each fiscal year.

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

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. Because of the depressed interest rate environment, prepayment speeds have increased as customers continue to refinance existing mortgages under more favorable interest rate terms. The increased prepayment speeds reduced the amount of cash flows we expected to realize from our mortgage servicing rights and increased the amount of amortization expense that we incurred during the year ended December 31, 2012.

We perform an impairment assessment of our other intangible assets whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including uncertainty about future events and cash flows. All such factors were interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

In June 2011, the FASB issued ASU 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12, which shares the same effective date as ASU 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU 2011-05 and ASU 2011-12 effective January 1, 2012, which resulted in new consolidated statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010. The adoption of ASU 2011-05 and ASU 2011-12 had no impact on the Company's consolidated balance sheets, statements of operations, statements of changes in equity and statements of cash flows.

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

The Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI on July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provided that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement also required that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with any supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan cash flow projection. On February 12, 2013, the Written Agreement was terminated.

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

We cannot assure you whether or when the Company and the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators which restrict our activities or may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

3.	RECOVERY PLAN PROGRESS

As previously discussed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, aggressively reducing our credit risk exposure and focusing on our core businesses and traditional markets in Hawaii.

In addition to recapitalizing our Company, key elements of the recovery plan included, but were not limited to:

•	Aggressively managing the bank’s existing loan portfolios to minimize further credit losses and to maximize recoveries; and

•	Lowering operating costs to align with the restructured business model.

Through December 31 2012, we have accomplished a number of key milestones in our recovery plan, including:

•	On February 18, 2011, we successfully completed the Private Placement and TARP Exchange.

•	On May 6, 2011, we successfully completed a $20 million Rights Offering.

•	In May 2011, our Consent Order was lifted and replaced with the Bank MOU. On October 26, 2012, the Bank MOU was terminated.

•	In November 2011, the memorandum of understanding relating to compliance with the Bank Secrecy Act (the “BSA MOU”) that the bank entered into with the FDIC and DFI was terminated.

•
We maintained a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of December 31, 2012 of 22.54%, 23.83%, and 14.32%, respectively, compared to 22.94%, 24.24%, and 13.78%, respectively, as of December 31, 2011, and 7.64%, 8.98%, and 4.42%, respectively, as of December 31, 2010. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•	We reported eight consecutive profitable quarters with net income totaling $47.4 million and $36.6 million for the years ended December 31, 2012 and 2011, respectively.

•
We reduced our nonperforming assets by $105.6 million to $90.0 million at December 31, 2012 from $195.6 million at December 31, 2011. Our nonperforming assets at December 31, 2011 were reduced by $107.2 million from $302.8 million at December 31, 2010.

•
We significantly reduced our construction and development loan portfolio as of December 31, 2012 to $96.2 million, or 4.4% of our total loan portfolio. At December 31, 2011 and 2010, this portfolio totaled $161.1 million and $313.8 million, or 7.8% and 14.5% of our total loan portfolio, respectively.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 4.37% at December 31, 2012, compared to 5.91% and 8.89% at December 31, 2011 and 2010, respectively. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 107.10% at December 31, 2012, compared to 62.42% and 63.69% at December 31, 2011 and 2010, respectively.

•	We reduced total outstanding borrowings with the FHLB to $32,000 at December 31, 2012 from $50.0 million at December 31, 2011 and $551.3 million at December 31, 2010.

In addition to the above, see Notes 14 and 15 for further capital preservation initiatives undertaken by management related to the suspension of dividends on common shares, as well as the deferral of interest and dividend payments on the Company’s subordinated debentures and trust preferred securities.

The actions described above are designed to improve the overall financial position of our bank. However, there is no assurance that we will be able to successfully implement the remaining aspects of our recovery.

4.	RESERVE REQUIREMENTS

The bank is required by the FRBSF to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2012 and 2011 was $57.4 million and $66.3 million, respectively.

5.	INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2012 and 2011 is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
2012
Held to Maturity:
U.S. Government sponsored entities mortgage-backed securities	$161,848	$695	$(15)	$162,528

Available for Sale:
U.S. Government sponsored entities debt securities	$278,198	$2,741	$-	$280,939
States and political subdivisions	184,274	2,831	(1,194)	185,911
U.S. Government sponsored entities mortgage-backed securities	925,018	17,548	(1,523)	941,043
Corporate securities	125,649	2,360	(63)	127,946
Other	866	40	-	906
Total	$1,514,005	$25,520	$(2,780)	$1,536,745

2011
Held to Maturity:
U.S. Government sponsored entities mortgage-backed securities	$931	$45	$-	$976

Available for Sale:
U.S. Government sponsored entities debt securities	$370,184	$2,993	$-	$373,177
States and political subdivisions	12,265	729	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,077,146	20,981	(825)	1,097,302
Corporate securities	8,403	148	-	8,551
Other	985	-	(15)	970
Total	$1,468,983	$24,851	$(840)	$1,492,994

The amortized cost and estimated fair value of our investment securities at December 31, 2012 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Held to Maturity
Mortgage-backed securities	$161,848	$162,528

Available for Sale
Due in one year or less	$170,435	$170,933
Due after one year through five years	164,101	168,358
Due after five years through ten years	113,360	114,487
Due after ten years	140,225	141,018
Mortgage-backed securities	925,018	941,043
Other	866	906
Total	$1,514,005	$1,536,745

Proceeds from sales of investment securities available for sale were $130.1 million, $138.0 million and $439.4 million in 2012, 2011 and 2010, respectively, resulting in gross realized gains of $1.7 million, $1.4 million and $9.6 million in 2012, 2011 and 2010, respectively, and gross realized losses of $0.9 million, $0.1 million and $8.8 million in 2012, 2011 and 2010, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the third quarter of 2012, we completed an investment securities portfolio repositioning to reduce net interest income volatility and enhance the potential for prospective earnings and an improved net interest margin. In connection with the repositioning, we sold $124.7 million in available for sale mortgage-backed securities with an average net yield of 0.60% and a weighted average life of 1.3 years and reinvested the proceeds in $133.2 million of investment securities with an average yield of 1.88% and a weighted average life of 5.3 years. The new securities were classified in the held to maturity portfolio and a net gain of $0.7 million was realized on the transaction.

Investment securities of $905.5 million and $938.0 million at December 31, 2012 and 2011, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

There were a total of 118 and nine securities in an unrealized loss position at December 31, 2012 and 2011, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2012 and 2011:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At December 31, 2012:
States and political subdivisions	$73,128	$(1,194)	$-	$-	$73,128	$(1,194)
U.S. Government sponsored entities
mortgage-backed securities	206,981	(1,538)	-	-	206,981	(1,538)
Corporate securities	23,205	(63)	-	-	23,205	(63)
Total temporarily impaired securities	$303,314	$(2,795)	$-	$-	$303,314	$(2,795)

At December 31, 2011:
U.S. Government sponsored entities
mortgage-backed securities	$144,520	$(825)	$-	$-	$144,520	$(825)
Other	970	(15)	-	-	970	(15)
Total temporarily impaired securities	$145,490	$(840)	$-	$-	$145,490	$(840)

The unrealized losses on the Company’s investment securities were caused by market conditions. Investment securities are evaluated on a quarterly basis, and include evaluating the changes in the investment securities’ ratings issued by rating agencies and changes in the financial condition of the issuer. Substantially all of these investment securities continue to be investment grade rated by one or more major rating agencies.

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

6.	LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2012	2011
	(Dollars in thousands)

Commercial, financial & agricultural	$246,278	$180,571
Real estate:
Construction	96,240	161,126
Mortgage - residential	1,035,273	896,566
Mortgage - commercial	673,506	701,399
Consumer	143,387	108,810
Leases	10,504	17,702
	2,205,188	2,066,174
Unearned income	(1,244)	(1,727)
Total loans and leases	$2,203,944	$2,064,447

During the year ended December 31, 2012, we transferred three portfolio loans, two of which were non-performing, with a carrying value of $1.5 million, to the held-for-sale category. In addition, we transferred 20 portfolio loans with a carrying value of $4.8 million to other real estate. No portfolio loans were sold or purchased during the year ended December 31, 2012.

During the year ended December 31, 2011, we transferred five portfolio loans, which were non-performing, with a carrying value of $13.6 million, to the held-for-sale category. In addition, we transferred 37 loans with a carrying value of $47.1 million to other real estate. No portfolio loans were sold or purchased during the year ended December 31, 2011.

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of year	$4,579	$5,974
Additions	2,348	1,382
Repayments	(5,426)	(2,585)
Other	-	(192)
Balance, end of year	$1,501	$4,579

Impaired Loans

The following table presents by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company’s impairment method as of December 31, 2012 and 2011:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$882	$1,582	$272	$270	$-	$5	$3,011
Collectively evaluated for impairment	4,105	2,928	29,638	48,230	2,421	80	87,402
	4,987	4,510	29,910	48,500	2,421	85	90,413
Unallocated							6,000
Total ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$96,413

Loans and leases:
Individually evaluated for impairment	$3,957	$48,264	$42,865	$15,911	$-	$95	$111,092
Collectively evaluated for impairment	242,321	47,976	992,408	657,595	143,387	10,409	2,094,096
	246,278	96,240	1,035,273	673,506	143,387	10,504	2,205,188
Unearned income	(60)	(46)	124	(1,258)	(4)	-	(1,244)
Total ending balance	$246,218	$96,194	$1,035,397	$672,248	$143,383	$10,504	$2,203,944

December 31, 2011
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$-	$401	$-	$371	$-	$-	$772
Collectively evaluated for impairment	6,110	28,229	32,736	47,358	2,335	553	117,321
	6,110	28,630	32,736	47,729	2,335	553	118,093
Unallocated							4,000
Total ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$122,093

Loans and leases:
Individually evaluated for impairment	$1,367	$62,569	$50,221	$18,451	$-	$-	$132,608
Collectively evaluated for impairment	179,204	98,557	846,345	682,948	108,810	17,702	1,933,566
	180,571	161,126	896,566	701,399	108,810	17,702	2,066,174
Unearned income	133	(63)	(467)	(1,330)	-	-	(1,727)
Total ending balance	$180,704	$161,063	$896,099	$700,069	$108,810	$17,702	$2,064,447

The following table presents by class, impaired loans as of December 31, 2012 and 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
December 31, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,225	$526	$-
Real estate:
Construction	52,352	36,664	-
Mortgage - residential	47,364	41,894	-
Mortgage - commercial	13,616	13,211	-
Total impaired loans with no related allowance recorded	114,557	92,295	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,807	3,431	882
Real estate:
Construction	13,678	11,600	1,582
Mortgage - residential	1,935	971	272
Mortgage - commercial	3,939	2,700	270
Leases	95	95	5
Total impaired loans with an allowance recorded	24,454	18,797	3,011
Total	$139,011	$111,092	$3,011

December 31, 2011
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,107	$1,367	$-
Real estate:
Construction	80,283	47,877	-
Mortgage - residential	57,195	50,221	-
Mortgage - commercial	14,084	13,756	-
Total impaired loans with no related allowance recorded	153,669	113,221	-
Impaired loans with an allowance recorded:
Real estate:
Construction	24,262	14,692	401
Mortgage - commercial	6,188	4,695	371
Total impaired loans with an allowance recorded	30,450	19,387	772
Total	$184,119	$132,608	$772

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of December 31, 2012, 2011 and 2010:

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2012
Commercial, financial & agricultural	$3,486	$39
Real estate:
Construction	56,762	771
Mortgage - residential	47,240	308
Mortgage - commercial	18,852	506
Leases	133	-
Total	$126,473	$1,624

December 31, 2011
Commercial, financial & agricultural	$549	$-
Real estate:
Construction	115,612	772
Mortgage - residential	58,262	616
Mortgage - commercial	19,116	469
Total	$193,539	$1,857

December 31, 2010
Commercial, financial & agricultural	$15,517	$-
Real estate:
Construction	242,069	2,082
Mortgage - residential	59,826	-
Mortgage - commercial	51,441	70
Leases	262	-
Total	$369,115	$2,152

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of December 31, 2012 and 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2012
Commercial, financial & agricultural	$123	$139	$-	$3,510	$3,772	$242,446	$246,218
Real estate:
Construction	124	-	-	38,742	38,866	57,328	96,194
Mortgage - residential	8,330	590	387	27,499	36,806	998,591	1,035,397
Mortgage - commercial	219	-	-	9,487	9,706	662,542	672,248
Consumer	249	169	116	-	534	142,849	143,383
Leases	-	-	-	94	94	10,410	10,504
Total	$9,045	$898	$503	$79,332	$89,778	$2,114,166	$2,203,944

December 31, 2011
Commercial, financial & agricultural	$180	$80	$-	$1,367	$1,627	$179,077	$180,704
Real estate:
Construction	-	442	-	57,351	57,793	103,270	161,063
Mortgage - residential	2,972	631	-	47,128	50,731	845,368	896,099
Mortgage - commercial	602	-	-	15,653	16,255	683,814	700,069
Consumer	390	79	28	-	497	108,313	108,810
Leases	28	-	-	-	28	17,674	17,702
Total	$4,172	$1,232	$28	$121,499	$126,931	$1,937,516	$2,064,447

Interest income totaling $0.7 million, $0.8 million and $0.4 million was recognized on nonaccrual loans, including loans held for sale, in 2012, 2011 and 2010, respectively. Additional interest income of $10.1 million, $14.2 million and $18.6 million would have been recognized in 2012, 2011 and 2010, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.8 million, $0.7 million and $0.3 million was collected and recognized on charged-off loans in 2012, 2011 and 2010, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2012 consisted of 60 Hawaii residential mortgage loans with a combined principal balance of $20.4 million, seven Hawaii construction and development loans with a combined principal balance of $13.5 million, one Hawaii commercial mortgage loan with a principal balance of $2.7 million, and one Hawaii commercial loan with a principal balance of $0.1 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $31.8 million of TDRs still accruing interest at December 31, 2012, none of which were more than 90 days delinquent. At December 31, 2011, there were $8.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s Allowance methodology. As a result, the loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2012 and 2011.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2012 and 2011:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Year ended December 31, 2012
Commercial, financial & agricultural	4	$447	$-
Real estate:
Construction	8	11,120	-
Mortgage - residential	10	3,782	427
Mortgage - commercial	6	9,124	-
Total	28	$24,473	$427

Year ended December 31, 2011
Real estate:
Construction	4	$25,457	$6,310
Mortgage - residential	25	8,828	447
Total	29	$34,285	$6,757

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate:
Construction	7	$5,949	3	$20,287
Mortgage - residential	4	893	18	7,175
Mortgage - commercial	2	5,890	-	-
Total	13	$12,732	21	$27,462

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
December 31, 2012
Commercial, financial
& agricultural	$192,298	$6,609	$7,607	$-	$-	$39,764	$60	$246,218
Real estate:
Construction	39,623	9,635	43,986	-	-	2,996	46	96,194
Mortgage - residential	83,535	1,109	30,896	-	-	919,733	(124)	1,035,397
Mortgage - commercial	563,813	65,114	30,754	-	-	13,825	1,258	672,248
Consumer	10,161	-	129	-	-	133,097	4	143,383
Leases	9,860	274	370	-	-	-	-	10,504
Total	$899,290	$82,741	$113,742	$-	$-	$1,109,415	$1,244	$2,203,944

December 31, 2011
Commercial, financial
& agricultural	$107,419	$6,087	$15,389	$-	$-	$51,676	$(133)	$180,704
Real estate:
Construction	52,882	18,808	84,716	-	-	4,720	63	161,063
Mortgage - residential	62,314	3,823	55,017	-	-	775,412	467	896,099
Mortgage - commercial	557,494	54,170	58,599	-	-	31,136	1,330	700,069
Consumer	4,659	-	79	-	-	104,072	-	108,810
Leases	16,111	327	1,264	-	-	-	-	17,702
Total	$800,879	$83,215	$215,064	$-	$-	$967,016	$1,727	$2,064,447

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2012 and 2011, we did not have any loans that we considered to be subprime.

7.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year Ended December 31, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	1,042	(22,307)	(2,038)	2,316	547	(445)	2,000	(18,885)
	7,152	6,323	30,698	50,045	2,882	108	6,000	103,208
Charge-offs	(3,779)	(8,435)	(1,664)	(2,033)	(1,490)	(28)	-	(17,429)
Recoveries	1,614	6,622	876	488	1,029	5	-	10,634
Net charge-offs	(2,165)	(1,813)	(788)	(1,545)	(461)	(23)	-	(6,795)
Ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$6,000	$96,413

Year Ended December 31, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan
and lease losses	(6,720)	(23,073)	3,569	(15,664)	214	(1,016)	2,000	(40,690)
	6,706	53,483	35,399	48,644	3,369	563	4,000	152,164
Charge-offs	(2,401)	(31,371)	(4,347)	(1,298)	(2,116)	(10)	-	(41,543)
Recoveries	1,805	6,518	1,684	383	1,082	-	-	11,472
Net charge-offs	(596)	(24,853)	(2,663)	(915)	(1,034)	(10)	-	(30,071)
Ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093

Year Ended December 31, 2010
Beginning balance	$11,026	$114,256	$23,930	$44,308	$4,555	$1,079	$6,125	$205,279
Provision (credit) for loan
and lease losses	7,529	75,227	27,926	51,977	583	431	(4,125)	159,548
	18,555	189,483	51,856	96,285	5,138	1,510	2,000	364,827
Charge-offs	(7,550)	(126,829)	(21,042)	(41,280)	(3,242)	(19)	-	(199,962)
Recoveries	2,421	13,902	1,016	9,303	1,259	88	-	27,989
Net charge-offs	(5,129)	(112,927)	(20,026)	(31,977)	(1,983)	69	-	(171,973)
Ending balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance, beginning of year	$772	$19,525	$38,353
Provision for loan and lease losses	2,520	333	18,249
Other changes	(281)	(19,086)	(37,077)
Balance, end of year	$3,011	$772	$19,525

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2012 and 2011, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $6.3 million and $9.9 million at December 31, 2012 and 2011, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.4 million and $0.5 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2012 and 2011, respectively.

9.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)

Land	$9,006	$9,006
Office buildings and improvements	91,512	89,846
Furniture, fixtures and equipment	34,980	33,730
	135,498	132,582
Accumulated depreciation and amortization	(86,739)	(81,168)
Net premises and equipment	$48,759	$51,414

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Net occupancy	$3,723	$3,641	$3,988
Equipment	2,628	3,083	3,749
Total	$6,351	$6,724	$7,737

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2010, we determined than an impairment test on our remaining goodwill was required because of the uncertainty regarding our ability to continue as a going concern at that time combined with the fact that our market capitalization remained depressed. As a result of that impairment test, we determined that the remaining goodwill associated with our Banking Operations reporting unit was impaired and we recorded a non-cash impairment charge of $102.7 million. Since that time, no goodwill remains on our consolidated balance sheet.

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:

	Core	Mortgage
	Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance as of December 31, 2010	$20,727	$22,712	$1,050	$150	$44,639
Additions	-	4,380	-	-	4,380
Amortization	(2,674)	(4,159)	(140)	(60)	(7,033)
Balance as of December 31, 2011	$18,053	$22,933	$910	$90	$41,986
Additions	-	5,692	-	-	5,692
Amortization	(2,675)	(6,504)	(58)	(25)	(9,262)
Impairment charges	-	-	(852)	(65)	(917)
Balance as of December 31, 2012	$15,378	$22,121	$-	$-	$37,499

During the second quarter of 2012, we evaluated the recoverability of the intangible assets related to our customer relationships and non-compete agreements, both of which related to the 2008 asset acquisition of Pacific Islands Financial Management. Upon completion of this review, we determined that the intangible assets related to our customer relationships and non-compete agreements, both of which are associated with our Banking Operations reporting unit, were both fully impaired, and thus, we recorded impairment charges to other operating expense of $852,000 and $65,000, respectively.

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(29,264)	$15,378	$44,642	$(26,589)	$18,053
Mortgage servicing rights	51,739	(29,618)	22,121	46,047	(23,114)	22,933
Customer relationships	1,400	(1,400)	-	1,400	(490)	910
Non-compete agreements	300	(300)	-	300	(210)	90
Total	$98,081	$(60,582)	$37,499	$92,389	$(50,403)	$41,986

Based on our other intangible assets held as of December 31, 2012, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2013	$2,674	$6,290	$8,964
2014	2,674	5,532	8,206
2015	2,674	4,940	7,614
2016	2,674	4,426	7,100
2017	2,674	933	3,607
Thereafter	2,008	-	2,008
Total	$15,378	$22,121	$37,499

At December 31, 2012, there were no events or changes in circumstances that would indicate that the assets assigned to our Banking Operations reporting unit, which includes the entire core deposit premium, were not recoverable.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $5.7 million, $4.4 million and $6.3 million in 2012, 2011 and 2010, respectively. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of operations. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Fair market value, beginning of period	$23,149	$23,709
Fair market value, end of period	22,356	23,149
Weighted average discount rate	8.0%	8.5%
Weighted average prepayment speed assumption	14.0	14.7

Fair values at December 31, 2012 and 2011 reflected approximately $2.7 billion in loans serviced for others.

11.	DERIVATIVES

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2012, we were a party to interest rate lock and forward sale commitments on $67.1 million and $49.2 million of mortgage loans, respectively. At December 31, 2011, we were a party to interest rate lock and forward sale commitments on $69.0 million and $33.8 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2012	Fair Value at December 31, 2011	Fair Value at December 31, 2012	Fair Value at December 31, 2011
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$303	$545	$551	$443

The following tables present the impact of derivative instruments and their location within the consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Year Ended December 31, 2012
Interest rate contracts	$433

Year Ended December 31, 2011
Interest rate contracts	$3,236

Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of operations. The ineffective portion has been recognized as other operating income in the consolidated statements of operations.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year Ended December 31, 2012
Interest rate contracts	Other operating income	$(350)

Year Ended December 31, 2011
Interest rate contracts	Other operating income	$401

12.	DEPOSITS

Time deposits of $100,000 or more totaled $674.1 million and $657.3 million at December 31, 2012 and 2011, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $1.8 million, $3.2 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2012 were as follows (in thousands):

Three months or less	$322,959
Over three through six months	204,140
Over six through twelve months	86,618
2014	24,119
2015	26,547
2016	2,496
2017	7,236
Thereafter	-
Total	$674,115

At December 31, 2012 and 2011, overdrawn deposit accounts totaling $0.8 million and $0.7 million, respectively, have been reclassified as loans on the consolidated balance sheets.

13.	SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase with a weighted average contractual maturity of 365 days or less are treated as financings, and the obligations to repurchase the identical securities sold are reflected as a liability with the dollar amount of securities underlying the agreements remaining in the asset accounts. The underlying securities are held in a custodial account subject to our control. At December 31, 2012 and 2011, we had no securities sold under agreements to repurchase.

At December 31, 2012, we had no other short-term borrowings. At December 31, 2011, other short-term borrowings consist of overdraft balances in due from bank accounts.

At December 31, 2012 and 2011, our bank had additional unused borrowings available at the Federal Reserve discount window of $24.9 million and $31.0 million, respectively. As of December 31, 2012 and 2011, certain commercial real estate and commercial loans totaling $41.7 million and $52.4 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans. In September 2011, the bank was upgraded from the Federal Reserve’s secondary credit facility to the primary credit facility, and regained its eligibility for the Borrower-in-Custody program. As of December 31, 2012, the bank continues to have access to the primary credit facility and remains eligible for the Borrower-in-Custody program.

Interest expense on short-term borrowings were nil, $0.2 million and $1.1 million in 2012, 2011 and 2010, respectively.

A summary of our short-term borrowings as of December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Securities sold under agreements to repurchase
Amount outstanding at December 31	$-	$-	$-
Average amount outstanding during year	-	-	52,214
Highest month-end balance during year	-	-	236,669
Weighted average interest rate on balances
outstanding at December 31	-	-	-
Weighted average interest rate during year	-	-	0.21%

Other short-term borrowings
Amount outstanding at December 31	$-	$34	$202,480
Average amount outstanding during year	11	35,809	167,608
Highest month-end balance during year	-	201,962	202,480
Weighted average interest rate on balances
outstanding at December 31	0.00%	0.00%	0.58%
Weighted average interest rate during year	0.70%	0.57%	0.64%

14.	LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)

FHLB advances	$32	$50,049
Subordinated debentures	108,249	108,249
	$108,281	$158,298

FHLB Advances

FHLB advances outstanding at December 31, 2012 and 2011 carried weighted average interest rates of 8.22% and 0.65%, respectively. FHLB advances outstanding at December 31, 2012 were secured by unencumbered investment securities with a fair value of $120.5 million and certain real estate loans totaling $1.09 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2012, our bank had additional unused FHLB advances available of approximately $838.0 million. Interest expense on FHLB advances were $14 thousand, $5.7 million and $17.0 million in 2012, 2011 and 2010, respectively.

At December 31, 2012, there were no putable FHLB advances outstanding.

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

In February 2009, the bank’s collateral arrangement with the FHLB converted from a blanket pledge arrangement to a physical possession arrangement whereby the bank was required to deliver loan documents to the FHLB for the collateral securing advances. In September 2011, the FHLB upgraded the bank from a physical possession collateral arrangement to a listing arrangement. Under a listing arrangement, the bank maintains custody of the loan collateral documentation and is required to submit a monthly file listing loans pledged with certain data fields. At December 31, 2012, there was no maximum borrowing term limit and the bank has a credit line of 20% of total assets.

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

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, which currently stands at 14 consecutive quarters, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we will continue to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. Accrued interest on our outstanding junior subordinated debentures relating to our trust preferred securities was $12.2 million and $8.5 million at December 31, 2012 and 2011, respectively.

On February 25, 2013, the Company notified the trustees for its various outstanding trust preferred securities that it intends to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and will resume quarterly payments as of the next, respective interest payment due date for each outstanding trust.

At December 31, 2012, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2013	$20
2014	12
2015	-
2016	-
2017	-
Thereafter	108,249
Total	$108,281

15.	EQUITY

As further discussed in Notes 1 and 3, we completed a number of significant transactions as part of our recapitalization, including:

•	On February 2, 2011, we effected the Reverse Stock Split.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification ("ASC") 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2012, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.0 million recorded in other noninterest income during the year ended December 31, 2011, and a $0.1 million charge to other noninterest expense in 2012.

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

To further protect our tax benefits, on January 26, 2011, our board approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock is restricted until our obligations under our trust preferred securities are brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2012, the bank had Statutory Retained Earnings of $96.5 million. In light of the Company's improved capital position and financial condition, our Board of Directors is currently evaluating a variety of alternatives to strategically manage the Company's capital levels, including the Company's prospects and ability to pay cash dividends to our stockholders commencing in 2013. Any decision to pay dividends or otherwise take any action with respect to our capital position, is subject to the discretion of our Board of Directors as well as any applicable regulatory and contractual limitations.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 60,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during 2012. Although a total of 55,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2012, the Company is not currently permitted to make any repurchases under the terms of the junior subordinated debentures related to the trust preferred securities as a result of the deferral of interest thereon.

On February 25, 2013, the Company notified the trustees for its various outstanding trust preferred securities that it intends to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and will resume quarterly payments as of the next, respective interest payment due date for each outstanding trust.

16.	SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Salaries and employee benefits	$4,432	$2,409	$319
Directors stock awards	90	153	55
Legal and professional services	59	55	-
Net share-based compensation effect	$4,581	$2,617	$374

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

At December 31, 2012, 2011 and 2010, a total of 1,604,198, 2,539,341 and 57,758 shares, respectively, were available for future grants.

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

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010

Expected volatility	77.2%	-%	-%
Risk free interest rate	1.8%	-%	-%
Expected dividends	1.0%	-%	-%
Expected life (in years)	8.0	-	-
Weighted average fair value	$9.65	$-	$-

No stock options were granted during 2011 and 2010.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2012:

			Weighted Average	Aggregate
			Remaining	Intrinsic
		Weighted Average	Contractual	Value (in
	Shares	Exercise Price	Term (in years)	thousands)

Outstanding at January 1, 2012	40,166	$428.16
Changes during the year:
Granted	319,615	14.33
Expired	(8,105)	180.49
Forfeited	(36,307)	14.31
Outstanding at December 31, 2012	315,369	62.77	8.7	$356

Vested and expected to vest at
December 31, 2012	283,373	68.24	8.6	315

Exercisable at December 31, 2012	32,061	490.77	2.8	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2012. During the years ended December 31, 2012, 2011 and 2010, no stock options were exercised.

As of December 31, 2012, the total compensation cost that was not yet recognized related to stock options granted to employees under our stock option plans was approximately $2.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 3.9 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $14 thousand, $17 thousand and $0.2 million, respectively.

Restricted Stock Awards and Units

Under the 1997 and 2004 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards and units for the year ended December 31, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	1,015,304	$14.86
Changes during the year:
Granted	365,626	14.39
Forfeited	(84,073)	14.25
Vested	(198,051)	15.66
Nonvested at December 31, 2012	1,098,806	14.61

Vested and expected to vest at December 31, 2012	1,098,806	14.61

As of December 31, 2012, there was $12.6 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.5 years.

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	December 31,
	2012	2011
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$34,091	$33,633
Interest cost	1,585	1,668
Actuarial loss	2,923	1,014
Benefits paid	(2,460)	(2,224)
Benefit obligation at December 31	36,139	34,091

Change in plan assets
Fair value of assets at January 1	22,559	23,220
Actual return on plan assets	2,235	168
Employer contributions	1,446	1,395
Benefits paid	(2,460)	(2,224)
Fair value of assets at December 31	23,780	22,559
Funded status	$(12,359)	$(11,532)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(12,359)	$(11,532)
Components of accumulated other comprehensive income:
Unrecognized net actuarial loss	(19,205)	(19,111)
Net amount recognized	$6,846	$7,579

Benefit obligation actuarial assumptions
Weighted average discount rate	4.0%	4.8%

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Components of net periodic cost
Interest cost	$1,585	$1,668	$1,790
Expected return on plan assets	(1,791)	(1,821)	(1,710)
Recognized net loss	2,385	2,263	1,962
Net periodic cost	2,179	2,110	2,042

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	(93)	(404)	(414)
Total recognized in other comprehensive income	(93)	(404)	(414)

Total recognized in net periodic cost and other comprehensive income	$2,272	$2,514	$2,456

Net periodic cost actuarial assumptions
Weighted average discount rate	4.8%	5.1%	5.9%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The unrecognized net actuarial loss included in AOCI expected to be recognized in net periodic pension cost during 2013 is approximately $2.4 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2012	2011

Equity securities	65%	62%
Debt securities	32	32
Other	3	6
Total	100%	100%

Equity securities included the Company’s common stock in the amounts of $59 thousand and $49 thousand at December 31, 2012 and 2011, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2012 and 2011 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2012
Money market accounts	$1,022	$-	$-	$1,022
Mutual funds	9,524	-	-	9,524
Government obligations	-	3,317	-	3,317
Common stocks	6,213	-	-	6,213
Preferred stocks	279	-	-	279
Corporate bonds and debentures	-	3,425	-	3,425
	$17,038	$6,742	$-	$23,780
December 31, 2011
Money market accounts	$1,869	$-	$-	$1,869
Mutual funds	439	-	-	439
Government obligations	-	3,264	-	3,264
Common stocks	5,376	-	-	5,376
Exchange traded funds	8,494	-	-	8,494
Preferred stocks	226	-	-	226
Corporate bonds and debentures	-	2,891	-	2,891
	$16,404	$6,155	$-	$22,559

We expect to contribute approximately $1.7 million to our defined benefit retirement plan in 2013.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2013	$2,342
2014	2,372
2015	2,360
2016	2,384
2017	2,362
2018-2022	11,518
Total	$23,338

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. (“CBBI”), we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	December 31,
	2012	2011
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$8,558	$7,755
Interest cost	426	412
Actuarial loss	1,175	606
Benefits paid	(215)	(215)
Benefit obligation at December 31	9,944	8,558

Change in plan assets
Fair value of assets at January 1	-	-
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of assets at December 31	-	-
Funded status	$(9,944)	$(8,558)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(9,944)	$(8,558)
Components of accumulated other comprehensive income:
Unrecognized transition obligation	(181)	(198)
Unamortized prior service cost	(137)	(154)
Unrecognized net actuarial loss	(1,482)	(304)
Net amount recognized	$(8,144)	$(7,902)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.2%	5.0%
Weighted average rate of compensation increase	5.0%	5.0%

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Components of net periodic cost
Service cost	$-	$-	$42
Interest cost	426	412	435
Amortization of unrecognized transition obligation	17	17	17
Recognized prior service cost	18	18	17
Recognized net gain	(4)	(17)	(29)
Net periodic cost	457	430	482

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	(1,179)	(624)	(307)
Amortization of prior service cost	17	18	17
Amortization of transition obligation	17	18	17
Total recognized in other comprehensive income	(1,145)	(588)	(273)

Total recognized in net periodic cost and other comprehensive income	$1,602	$1,018	$755

Net periodic cost actuarial assumptions
Weighted average discount rate	5.0%	5.0%	6.1%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2013 is as follows (in thousands):

Amortization of transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial gain	71

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2013.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2013	$215
2014	211
2015	208
2016	223
2017	413
2018-2022	2,109
Total	$3,379

18.	401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.6 million, $1.4 million and $1.4 million in 2012, 2011 and 2010, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2012, 2011 and 2010.

19.	OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Rent expense charged to net occupancy	$10,053	$10,286	$10,195
Less sublease income	(25)	(74)	(92)
Net rent expense charged to net occupancy	10,028	10,212	10,103
Rent expense charged to equipment expense	104	162	191
Total net rent expense	$10,132	$10,374	$10,294

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2012 (in thousands):

Year ending December 31:
2013	$7,868
2014	7,145
2015	5,998
2016	5,000
2017	4,302
Thereafter	25,718
Total	$56,031

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2012 (in thousands):

Year ending December 31:
2013	$3,149
2014	2,489
2015	1,774
2016	877
2017	338
Thereafter	49
Total	$8,676

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20.	INCOME AND FRANCHISE TAXES

Components of income tax benefit for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Current	Deferred	Total
(Dollars in thousands)
Year ended December 31, 2012
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

Year ended December 31, 2011
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

Year ended December 31, 2010
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Computed "expected" tax expense (benefit)	$16,598	$12,802	$(87,834)
Increase (decrease) in taxes resulting from:
Goodwill impairment (not deductible for tax purposes)	-	-	35,941
Tax-exempt interest	(820)	(273)	(420)
Other tax-exempt income	(976)	(1,441)	(1,669)
Low-income housing and energy tax credits	(1,607)	(1,678)	(8,023)
State income taxes, net of Federal income tax effect,
excluding impact of deferred tax valuation allowance	2,540	546	(8,724)
Change in the beginning-of-the-year balance of the valuation
allowance for deferred tax assets allocated to income tax expense	(15,862)	(9,870)	70,506
Other	127	(86)	223
Total	$-	$-	$-

At December 31, 2012, current Federal income taxes payable was $9 thousand. At December 31, 2011, current Federal income taxes receivable was $46 thousand. Current state income taxes receivable was $1.8 million and $2.3 million at December 31, 2012 and 2011, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$33,418	$42,589
Accrued expenses	6,727	5,417
Employee retirement benefits	8,952	8,439
Federal and state tax credit carryforwards	35,305	34,616
Investment write-downs and write-offs	3,051	3,021
Interest on nonaccrual loans	4,047	5,703
Federal and state net operating loss carryforwards	86,339	98,409
Other	26,289	25,213
Total deferred tax assets	$204,128	$223,407

Deferred tax liabilities
Intangible assets	$14,962	$16,308
FHLB stock dividends received	12,345	12,345
Net unrealized gain on derivatives recognized through AOCI	1,786	1,959
Leases	3,599	4,494
Deferred gain on curtailed retirement plan	3,339	3,339
Liability on utilization of state tax credits	7,475	7,851
Other	13,123	14,851
Total deferred tax liabilities	$56,629	$61,147

Deferred tax valuation allowance	$147,499	$162,260

Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $147.5 million and $162.3 million, respectively. The net change in the total valuation allowance was a decrease of $14.8 million and $16.6 million in 2012 and 2011, respectively. Of the total decrease in the valuation allowance in 2012, $15.9 million was recognized as income tax benefit and $1.1 million was charged against AOCI, compared to $9.9 million recognized as income tax benefit and a $6.7 million benefit for AOCI in 2011.

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

At December 31, 2012, the Company had net operating loss carryforwards for Federal income tax purposes of $197.1 million, which are available to offset future Federal taxable income, if any, through 2030. At December 31, 2012, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $193.5 million and $40.4 million, respectively, which are available to offset future state taxable income through 2030 for Hawaii and 2031 for California. In addition, we have state tax credit carryforwards of $22.9 million that do not expire, and federal tax credit carryforwards of $12.4 million, of which $10.4 million expire in 20 years, and $2.0 million do not expire.

As further described in Note 15, to help protect the Company’s tax benefits, the Company implemented the Tax Benefits Preservation Plan on November 23, 2011 and the Protective Charter Amendment on January 26, 2011.

At December 31, 2012, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2008 are closed.

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of AOCI, net of taxes, for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Unrealized holding gains on available for sale investment securities	$22,740	$24,011	$2,985
Unrealized holding losses on derivatives	(10,993)	(10,559)	(7,324)
Pension liability adjustments	(12,577)	(11,288)	(10,226)
Accumulated other comprehensive income (loss), net of tax	$(830)	$2,164	$(14,565)

Changes in AOCI, net of taxes, for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Available for sale securities:
Change in unrealized gain/loss during the period	$(2,653)	$22,190	$(5,357)
Reclassification adjustment for gain/loss included in net income	1,382	(1,164)	2,391
Change in accumulated gain/loss on effective cash flow hedging derivatives	(434)	(3,235)	(7,377)
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(1,289)	(1,062)	(711)
Change in accumulated other comprehensive income	$(2,994)	$16,729	$(11,054)

22.	EARNINGS (LOSS) PER SHARE

The table below presents the information used to compute basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Net income (loss)	$47,421	$36,571	$(250,953)
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	(83,897)	8,432
Net income (loss) available to common shareholders	$47,421	$120,468	$(259,385)

Weighted average shares outstanding - basic	41,720	35,891	1,516
Dilutive effect of employee stock options and awards	278	415	-
Dilutive effect of deferred salary restricted stock units	64	16	-
Dilutive effect of Treasury warrants	22	20	-
Weighted average shares outstanding - diluted	42,084	36,342	1,516

Basic earnings (loss) per share	$1.14	$3.36	$(171.13)
Diluted earnings (loss) per share	$1.13	$3.31	$(171.13)

A total of 316,188, 40,166 and 128,677 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2012, 2011 and 2010, respectively, as their effect was antidilutive.

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

At December 31, 2012 and 2011, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$554,477	$451,378
Standby letters of credit and financial guarantees written	13,813	13,159

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	67,072	68,979
Forward interest rate contracts	49,222	33,776
Forward foreign exchange contracts	-	547

25.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Short-Term Borrowings and Long-Term Debt

The fair value for a portion of our short-term borrowings is estimated by discounting scheduled cash flows using rates currently offered for securities of similar remaining maturities. The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2012
Financial assets
Cash and due from banks	$56,473	$56,473	$56,473	$-	$-
Interest-bearing deposits in other banks	120,902	120,902	120,902	-	-
Investment securities	1,698,593	1,699,273	906	1,685,541	12,826
Loans held for sale	38,283	38,283	-	-	38,283
Net loans and leases	2,107,531	2,083,514	-	108,081	1,975,433
Accrued interest receivable	13,896	13,896	13,896	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	843,292	843,292	843,292	-	-
Interest-bearing demand and savings deposits	1,858,849	1,858,849	1,858,849	-	-
Time deposits	978,631	981,059	-	-	981,059
Long-term debt	108,281	43,156	-	43,156	-
Accrued interest payable (included in other liabilities)	13,131	13,131	13,131	-	-

Off-balance sheet financial instruments
Commitments to extend credit	554,477	2,772	-	2,772	-
Standby letters of credit and financial guarantees written	13,813	104	-	104	-
Interest rate options	67,072	106	-	106	-
Forward interest rate contracts	49,222	(353)	-	(353)	-

December 31, 2011
Financial assets
Cash and due from banks	$76,233	$76,233	$76,233	$-	$-
Interest-bearing deposits in other banks	180,839	180,839	180,839	-	-
Investment securities	1,493,925	1,493,970	970	1,480,006	12,994
Loans held for sale	50,290	50,290	-	12,414	37,876
Net loans and leases	1,942,354	1,858,267	-	131,836	1,726,431
Accrued interest receivable	11,674	11,674	11,674	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	729,149	729,149	729,149	-	-
Interest-bearing demand and savings deposits	1,705,551	1,705,551	1,705,551	-	-
Time deposits	1,008,828	1,012,121	-	-	1,012,121
Short-term borrowings	34	34	-	34	-
Long-term debt	158,298	89,646	-	89,646	-
Accrued interest payable (included in other liabilities)	10,019	10,019	10,019	-	-

Off-balance sheet financial instruments
Commitments to extend credit	451,378	2,257	-	2,257	-
Standby letters of credit and financial guarantees written	13,159	99	-	99	-
Interest rate options	68,979	515	-	515	-
Forward interest rate contracts	33,776	(413)	-	(413)	-
Forward foreign exchange contracts	547	1	-	1	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2012.

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2012
Available for sale securities:
U.S. Government sponsored entities debt securities	$280,939	$-	$280,939	$-
States and political subdivisions	185,911	-	173,085	12,826
U.S. Government sponsored entities mortgage-backed securities	941,043	-	941,043	-
Corporate securities	127,946	-	127,946	-
Other	906	906	-	-
Derivatives:
Interest rate contracts	(248)	-	(248)	-
Amended TARP warrant	(819)	-	(819)	-
Total	$1,535,678	$906	$1,521,946	$12,826

December 31, 2011
Available for sale securities:
U.S. Government sponsored entities debt securities	$373,177	$-	$373,177	$-
States and political subdivisions	12,994	-	-	12,994
U.S. Government sponsored entities mortgage-backed securities	1,097,302	-	1,097,302	-
Corporate securities	8,551	-	8,551	-
Other	970	970	-	-
Derivatives:
Interest rate contracts	102	-	102	-
Amended TARP warrant	(677)	-	(677)	-
Total	$1,492,419	$970	$1,478,455	$12,994

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available for sale states and political subdivisions debt securities	Available for sale non- agency collateralized mortgage obligations
	(Dollars in thousands)

Balance at December 31, 2010	$12,619	$17
Principal payments received	(354)	(17)
Unrealized net gain included in other comprehensive income	729	-
Balance at December 31, 2011	$12,994	$-
Principal payments received	(377)	-
Unrealized net gain included in other comprehensive income	209	-
Balance at December 31, 2012	$12,826	$-

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.8 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2012, the weighted average discount rate utilized was 4.45%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in thousands)
December 31, 2012
Impaired loans (1)	$108,081	$-	$108,081	$-	$11,852
Other real estate (2)	10,686	-	10,686	-	3,529
					$15,381
December 31, 2011
Loans held for sale (1)	$12,414	$-	$12,414	$-	$4,624
Impaired loans (1)	131,836	-	131,836	-	36,566
Other real estate (2)	61,681	-	61,681	-	6,670
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

Due to recent changes in our organizational structure, in the first quarter of 2012, we changed our reportable segments to better align our segments with how management reviews and monitors the performance of the Company’s financial results. We now have the following three reportable segments: Banking Operations, Treasury and All Others. The segments are consistent with our internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

The Banking Operations segment includes construction and real estate development lending, commercial lending, residential mortgage lending and servicing, indirect auto lending, trust services, retail brokerage services and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others segment includes activities not captured by the Banking Operations or Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2012:
Net interest income	$92,545	$27,166	$-	$119,711
Intersegment net interest income (expense)	32,954	(22,228)	(10,726)	-
Credit (provision) for loan and lease losses	18,885	-	-	18,885
Other operating income	50,839	5,209	(304)	55,744
Other operating expense	(86,267)	(1,868)	(58,784)	(146,919)
Administrative and overhead expense allocation	(57,640)	(939)	58,579	-
Net income (loss)	$51,316	$7,340	$(11,235)	$47,421

At December 31, 2012
Investment securities	$-	$1,698,593	$-	$1,698,593
Loans and leases (including loans held for sale)	2,242,227	-	-	2,242,227
Other	(7,267)	363,815	73,000	429,548
Total assets	$2,234,960	$2,062,408	$73,000	$4,370,368

Year ended December 31, 2011:
Net interest income	$95,182	$22,639	$-	$117,821
Intersegment net interest income (expense)	45,564	(18,609)	(26,955)	-
Credit (provision) for loan and lease losses	40,690	-	-	40,690
Other operating income	41,865	7,312	1,004	50,181
Other operating expense	(109,089)	(7,163)	(55,869)	(172,121)
Administrative and overhead expense allocation	(54,408)	(627)	55,035	-
Net income (loss)	$59,804	$3,552	$(26,785)	$36,571

At December 31, 2011
Investment securities	$-	$1,493,925	$-	$1,493,925
Loans and leases (including loans held for sale)	2,114,737	-	-	2,114,737
Other	23,858	429,141	71,204	524,203
Total assets	$2,138,595	$1,923,066	$71,204	$4,132,865

Year ended December 31, 2010:
Net interest income	$111,681	$6,972	$-	$118,653
Intersegment net interest income (expense)	3,638	569	(4,207)	-
Credit (provision) for loan and lease losses	(159,548)	-	-	(159,548)
Other operating income	40,945	8,236	7,855	57,036
Goodwill impairment	(102,689)	-	-	(102,689)
Other operating expense (excluding goodwill impairment)	(107,260)	(8,059)	(49,086)	(164,405)
Administrative and overhead expense allocation	(45,710)	(426)	46,136	-
Net income (loss)	$(258,943)	$7,292	$698	$(250,953)

27.	PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2012, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $385.1 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2012, the bank had Statutory Retained Earnings of $96.5 million. For further information, see Note 15.

In December 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and DFI. In May 2011, the Consent Order was lifted and replaced with the Bank MOU. On October 26, 2012, the Bank MOU was terminated, as described in Note 3.

In July 2010, Central Pacific Financial Corp. entered into the Written Agreement with the FRBSF, as described in Note 3, which was terminated on February 12, 2013.

Section 131 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the Board of Governors of the Federal Reserve System, FDIC, and the Comptroller of the Currency (collectively, the “Agencies”) to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA’s Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution’s capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of December 31, 2012 were above the levels required for a “well-capitalized” regulatory designation.

			Minimum required for		Minimum required to
	Actual		capital adequacy purposes		be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2012:
Tier 1 risk-based capital	$609,394	22.5%	$108,128	4.0%	$162,192	6.0%
Total risk-based capital	644,044	23.8	216,256	8.0	270,320	10.0
Leverage capital	609,394	14.3	170,176	4.0	212,720	5.0

As of December 31, 2011:
Tier 1 risk-based capital	$555,315	22.9%	$96,845	4.0%	$145,267	6.0%
Total risk-based capital	586,802	24.2	193,690	8.0	242,112	10.0
Leverage capital	555,315	13.8	161,218	4.0	201,522	5.0

Central Pacific Bank
As of December 31, 2012:
Tier 1 risk-based capital	$580,860	21.5%	$108,229	4.0%	$162,343	6.0%
Total risk-based capital	615,523	22.7	216,457	8.0	270,572	10.0
Leverage capital	580,860	13.6	170,274	4.0	212,843	5.0

As of December 31, 2011:
Tier 1 risk-based capital	$524,057	21.6%	$96,916	4.0%	$145,375	6.0%
Total risk-based capital	555,566	22.9	193,833	8.0	242,291	10.0
Leverage capital	524,057	13.0	161,259	4.0	201,574	5.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and cash equivalents	$46,686	$45,626
Investment securities available for sale	906	970
Investment in subsidiary bank, at equity in underlying net assets	581,248	530,173
Investment in other subsidiaries, at equity in underlying assets	549	541
Accrued interest receivable and other assets	6,845	7,410
Total assets	$636,234	$584,720

Liabilities and Shareholders' Equity
Long-term debt	$108,249	$108,249
Other liabilities	23,163	20,031
Total liabilities	131,412	128,280

Shareholders' equity:
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding
41,867,046 and 41,749,116 shares at December 31, 2012 and 2011, respectively	784,512	784,539
Surplus	70,567	66,585
Accumulated deficit	(349,427)	(396,848)
Accumulated other comprehensive income (loss)	(830)	2,164
Total shareholders' equity	504,822	456,440

Total liabilities and shareholders' equity	$636,234	$584,720

Central Pacific Financial Corp.
Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income:
Interest income:
Interest and dividends on investment securities	$-	$-	$11
Interest from subsidiary banks	48	109	12
Other income	9	1,047	107
Total income	57	1,156	130

Expense:
Interest on long-term debt	3,687	3,392	3,324
Other expenses	3,081	3,584	6,039
Total expenses	6,768	6,976	9,363

Loss before income taxes and equity in undistributed income
(loss) of subsidiaries	(6,711)	(5,820)	(9,233)
Income tax expense	-	-	-
Loss before equity in undistributed income (loss) of subsidiaries	(6,711)	(5,820)	(9,233)

Equity in undistributed income (loss) of subsidiary bank	54,124	42,377	(241,720)
Equity in undistributed income of other subsidiaries	8	14	-
Net income (loss)	$47,421	$36,571	$(250,953)

Central Pacific Financial Corp.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$47,421	$36,571	$(250,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	-	-	(73)
Equity in (income) loss of subsidiary bank	(54,124)	(42,377)	241,720
Equity in undistributed income of other subsidiaries	(8)	(14)	-
Share-based compensation	90	153	56
Other, net	7,681	4,755	8,904
Net cash provided by (used in) operating activities	1,060	(912)	(346)

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	-	-	335
Investment in subsidiary bank	-	(283,000)	-
Net cash provided by (used in) investing activities	-	(283,000)	335

Cash flows from financing activities
Net proceeds from issuance of common stock and stock option exercises	-	323,538	(1,023)
Other, net	-	-	147
Net cash provided by (used in) financing activities	-	323,538	(876)

Net increase (decrease) in cash and cash equivalents	1,060	39,626	(887)

Cash and cash equivalents
At beginning of year	45,626	6,000	6,887
At end of year	$46,686	$45,626	$6,000

28.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2012:
Total interest income	$32,903	$32,479	$31,674	$31,389	$128,445
Total interest expense	2,401	2,220	2,114	1,999	8,734
Net interest income	30,502	30,259	29,560	29,390	119,711
Credit for loan and lease losses	(4,990)	(6,630)	(4,982)	(2,283)	(18,885)
Net interest income after credit for loan
and lease losses	35,492	36,889	34,542	31,673	138,596
Investment securities gains	-	-	789	-	789
Income before income taxes	13,478	10,812	10,721	12,410	47,421
Net income	13,478	10,812	10,721	12,410	47,421
Basic earnings per share	0.32	0.26	0.26	0.30	1.14
Diluted earnings per share	0.32	0.26	0.26	0.29	1.13

2011:
Total interest income	$34,363	$34,184	$34,330	$33,573	$136,450
Total interest expense	6,162	5,205	4,501	2,761	18,629
Net interest income	28,201	28,979	29,829	30,812	117,821
Credit for loan and lease losses	(1,575)	(8,784)	(19,116)	(11,215)	(40,690)
Net interest income after credit for loan
and lease losses	29,776	37,763	48,945	42,027	158,511
Investment securities gains	-	261	-	1,045	1,306
Income before income taxes	4,639	8,211	11,626	12,095	36,571
Net income	4,639	8,211	11,626	12,095	36,571
Basic earnings per share	4.59	0.20	0.28	0.29	3.36
Diluted earnings per share	4.58	0.20	0.28	0.29	3.31

29.	SUBSEQUENT EVENTS

There were no material subsequent events that have occurred which would require recognition or disclosure in these consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s 2013 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s 2013 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s 2013 Proxy Statement.

The following table provides information as of December 31, 2012 regarding securities issued under our equity compensation plans that were in effect during fiscal 2012.
(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	315,369	$62.77	1,604,198
Equity compensation plans not approved by
security holders	-	-	-
Total	315,369	$62.77	1,604,198

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s 2013 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.           Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Equity for the Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a) 2.
All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a) 3.	Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

4.1	Form of Amended and Restated Warrant to purchase up to 79,288 shares of Common Stock, issued on February 18, 2011 (3)

4.2
Tax Benefits Preservation Plan, dated as of November 23, 2010, between the Registrant and Wells Fargo Bank, National Association, which includes the Form of Certificate of Designation for the Junior Participating Preferred Stock, Series C, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Terms as Exhibit C (4)

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (5)

10.2	Split Dollar Life Insurance Plan (6) (7)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (7) (8)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (7) (8)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7) (9)

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (1) (7)

10.7	Form of Restricted Stock Award Agreement (7) (10)

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (7) (11)

Exhibit No.	Document
10.9	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (7) (12)

10.10	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (5) (7)

10.11	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (7) (12)

10.12	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (5) (7)

10.13	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (7) (13)

10.14	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (5) (7)

10.15	The Registrant’s 2004 Annual Executive Incentive Plan (7) (10)

10.16	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (5) (7)

10.17	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (7) (14)

10.18	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (15)

10.19	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Registrant and the Treasury (16)

10.20	Lending Agreement with Federal Reserve Banks effective October 15, 2006 (17)

10.21	Compensation Agreement with John C. Dean dated May 24, 2010 (7) (18)

10.22	Restricted Stock Unit Agreement with John C. Dean dated May 24, 2010 (7) (18)

10.23	Written Agreement by and among the Registrant, Federal Reserve Bank of San Francisco and Hawaii Division of Financial Institutions dated July 2, 2010 (19)

10.24	Compensation Agreement with Lawrence D. Rodriguez dated August 27, 2010 (7) (20)

10.25	Restricted Stock Unit Agreement with Lawrence D. Rodriguez dated August 27, 2010 (7) (20)

10.26	Investment Agreement, dated November 4, 2010, between the Registrant and Carlyle Financial Services Harbor, L.P. (16)

10.27	Investment Agreement, dated November 4, 2010, between the Registrant and ACMO-CPF, L.L.C. (16)

10.28	Employment Agreement with A. Catherine Ngo dated November 23, 2010 (7) (21)

10.29	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (22)

10.30	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (22)

10.31	Form of Subscription Agreement by and between the Registrant and the Additional Investors (23)

10.32	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (24)

Exhibit No.	Document
10.33	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (24)

10.34	Exchange Agreement dated February 17, 2011 between the Registrant and the United States Department of the Treasury (3)

10.35	Memorandum of Understanding, dated May 5, 2011, with the Federal Deposit Insurance Corporation and the Hawaii Department of Financial Institutions (25)

10.36	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (7) (26)

10.37	Consulting Agreement with Trinity M& A Group, L.L.C. dated September 5, 2012 (7) (27)

10.38	Amendment No. 2012 to 2004 Stock Compensation Plan (28)

10.39	Form of Stock Option Agreement for 2004 Stock Compensation Plan (28)

10.40	Form of Restricted Stock Unit Grant Agreement for 2004 Stock Compensation Plan (28)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (13)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (13)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Certification of Chief Executive Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

99.2	Certification of Chief Financial Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Filed as Exhibits 3.1 and 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.

(3)	Filed as Exhibit 10.1 and Annex A to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2011.

(4)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(5)
Filed as Exhibits 10.1, 10.15, 10.17, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(6)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(7)	Denotes management contract or compensation plan or arrangement.

(8)	Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(9)	Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(10)	Filed as Exhibits 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(11)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(12)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(13)	Filed as Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008.

(15)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008.

(16)	Filed as Exhibits 10.20, 10.32 and 10.33 to the Registrant’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 1, 2011.

(17)	Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

(18)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2010.

(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2010.

(20)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010.

(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(22)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010.

(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2010.

(24)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011.

(25)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 13, 2011.

(26)	Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.

(27)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 6, 2012.

(28)	Filed as Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2013
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ John C. Dean
John C. Dean President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Dean	President and Chief Executive Officer	February 28, 2013
John C. Dean	(Principal Executive Officer)

/s/ Denis K. Isono	Executive Vice President and Chief	February 28, 2013
Denis K. Isono	Financial Officer (Principal Financial and Accounting Officer)

/s/ Alvaro J. Aguirre	Director	February 28, 2013
Alvaro J. Aguirre

/s/ James F. Burr	Director	February 28, 2013
James F. Burr

/s/ Christine H. H. Camp	Director	February 28, 2013
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 28, 2013
Earl E. Fry

/s/ Paul J. Kosasa	Director	February 28, 2013
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 28, 2013
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 28, 2013
Colbert M. Matsumoto

/s/ Crystal K. Rose	Director	February 28, 2013
Crystal K. Rose