Form 10-K/A
period 2012-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2013-03-22
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K/A

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

Explanatory Note

This Form 10-K/A, Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally  filed with the Securities and Exchange Commission on February 28, 2013 (the “Original Filing”),  is being filed solely to include in Item 1.Business the disclosure required by the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, as amended.  On March 15, 2013, we were notified by The Carlyle Group, which may be considered one of our affiliates, that it was including disclosure under Section 13(r) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Accordingly, we are also providing this disclosure.

Except for the item described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2012.

Following the filing of our Form 10-K with the Securities and Exchange Commission on February 28, 2013, we were advised by The Carlyle Group L.P., which may be considered one of our affiliates, that it included the disclosure reproduced below (the “Applus Disclosure”) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 14, 2013.  We have no involvement in or control over the activities of Applus Servicios Technologicos S.L.U., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the following Applus Disclosure:

“We have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that in 2012, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For 2012, gross revenue attributable to such sales was €1,189,532 with estimated net profits to Applus of approximately €200,000. At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, other than limited wind-down activities (which are permissible), and that it does not otherwise intend to continue or enter into any Iran-related activity.”

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

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (5)

10.2	Split Dollar Life Insurance Plan (6) (7)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (7) (8)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (7) (8)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (7) (9)

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (1) (7)

10.7	Form of Restricted Stock Award Agreement (7) (10)

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (7) (11)

Exhibit No.	Document
10.9	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (7) (12)

10.10	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (5) (7)

10.11	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (7) (12)

10.12	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (5) (7)

10.13	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (7) (13)

10.14	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (5) (7)

10.15	The Registrant’s 2004 Annual Executive Incentive Plan (7) (10)

10.16	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (5) (7)

10.17	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (7) (14)

10.18	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (15)

10.19	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Registrant and the Treasury (16)

10.20	Lending Agreement with Federal Reserve Banks effective October 15, 2006 (17)

10.21	Compensation Agreement with John C. Dean dated May 24, 2010 (7) (18)

10.22	Restricted Stock Unit Agreement with John C. Dean dated May 24, 2010 (7) (18)

10.23	Written Agreement by and among the Registrant, Federal Reserve Bank of San Francisco and Hawaii Division of Financial Institutions dated July 2, 2010 (19)

10.24	Compensation Agreement with Lawrence D. Rodriguez dated August 27, 2010 (7) (20)

10.25	Restricted Stock Unit Agreement with Lawrence D. Rodriguez dated August 27, 2010 (7) (20)

10.26	Investment Agreement, dated November 4, 2010, between the Registrant and Carlyle Financial Services Harbor, L.P. (16)

10.27	Investment Agreement, dated November 4, 2010, between the Registrant and ACMO-CPF, L.L.C. (16)

10.28	Employment Agreement with A. Catherine Ngo dated November 23, 2010 (7) (21)

10.29	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (22)

10.30	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (22)

10.31	Form of Subscription Agreement by and between the Registrant and the Additional Investors (23)

10.32	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (24)

Exhibit No.	Document
10.33	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (24)

10.34	Exchange Agreement dated February 17, 2011 between the Registrant and the United States Department of the Treasury (3)

10.35	Memorandum of Understanding, dated May 5, 2011, with the Federal Deposit Insurance Corporation and the Hawaii Department of Financial Institutions (25)

10.36	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (7) (26)

10.37	Consulting Agreement with Trinity M& A Group, L.L.C. dated September 5, 2012 (7) (27)

10.38	Amendment No. 2012 to 2004 Stock Compensation Plan (28)

10.39	Form of Stock Option Agreement for 2004 Stock Compensation Plan (28)

10.40	Form of Restricted Stock Unit Grant Agreement for 2004 Stock Compensation Plan (28)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (13)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (13)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Certification of Chief Executive Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

99.2	Certification of Chief Financial Officer in accordance with Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Previously filed with Annual Report on Form 10-K filed on February 28, 2013.

**	Filed herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Filed as Exhibits 3.1 and 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.

(3)	Filed as Exhibit 10.1 and Annex A to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2011.

(4)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

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

Dated: March 22, 2013
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ John C. Dean
John C. Dean President and Chief Executive Officer