Form 10-Q
period 2013-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2013-05-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of registrant’s common stock, no par value, on May 1, 2013 was 41,938,294 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2013 and December 31, 2012

Consolidated Statements of Income Three months ended March 31, 2013 and 2012

Consolidated Statements of Comprehensive Income Three months ended March 31, 2013 and 2012

Consolidated Statements of Changes in Equity Three months ended March 31, 2013 and 2012

Consolidated Statements of Cash Flows Three months ended March 31, 2013 and 2012

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: the effect of, and our failure to comply with all of the requirements of any regulatory orders or regulatory agreements we are or may become subject to; our ability to continue making progress on our recovery plan; oversupply of inventory and adverse conditions in the Hawaii and California real estate markets and weakness in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; the impact of international economic conditions, including issues associated with the European debt crisis; deterioration or malaise in economic conditions, including destabilizing factors in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common shares; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$46,877	$56,473
Interest-bearing deposits in other banks	167,632	120,902
Investment securities:
Available for sale, at fair value	1,537,065	1,536,745
Held to maturity (fair value of $159,483 at March 31, 2013 and $162,528 at December 31, 2012)	159,363	161,848
Total investment securities	1,696,428	1,698,593

Loans held for sale	17,293	38,283

Loans and leases	2,274,598	2,203,944
Less allowance for loan and lease losses	86,806	96,413
Net loans and leases	2,187,792	2,107,531

Premises and equipment, net	48,578	48,759
Accrued interest receivable	14,148	13,896
Investment in unconsolidated subsidiaries	10,078	10,975
Other real estate	10,068	10,686
Other intangible assets	36,175	37,499
Bank-owned life insurance	147,975	147,411
Federal Home Loan Bank stock	47,494	47,928
Other assets	150,539	31,432
Total assets	$4,581,077	$4,370,368

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$857,427	$843,292
Interest-bearing demand	692,537	672,838
Savings and money market	1,168,989	1,186,011
Time	1,045,738	978,631
Total deposits	3,764,691	3,680,772

Long-term debt	108,276	108,281
Other liabilities	48,058	66,536
Total liabilities	3,921,025	3,855,589

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding
none at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
41,938,294 and 41,867,046 shares at March 31, 2013 and December 31, 2012, respectively	784,519	784,512
Surplus	71,735	70,567
Accumulated deficit	(212,118)	(349,427)
Accumulated other comprehensive income (loss)	5,965	(830)
Total shareholders' equity	650,101	504,822
Non-controlling interest	9,951	9,957
Total equity	660,052	514,779
Total liabilities and equity	$4,581,077	$4,370,368

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2013	2012

Interest income:
Interest and fees on loans and leases	$24,443	$25,008
Interest and dividends on investment securities:
Taxable interest	7,031	7,614
Tax-exempt interest	1,027	197
Dividends	5	3
Interest on deposits in other banks	89	81
Total interest income	32,595	32,903
Interest expense:
Interest on deposits:
Demand	81	86
Savings and money market	217	299
Time	759	1,073
Interest on long-term debt	869	943
Total interest expense	1,926	2,401

Net interest income	30,669	30,502
Provision (credit) for loan and lease losses	(6,561)	(4,990)
Net interest income after provision for loan and lease losses	37,230	35,492

Other operating income:
Service charges on deposit accounts	1,591	2,316
Other service charges and fees	4,330	4,421
Income from fiduciary activities	697	626
Equity in earnings of unconsolidated subsidiaries	28	46
Fees on foreign exchange	71	90
Loan placement fees	149	240
Net gain on sales of residential loans	4,128	2,977
Income from bank-owned life insurance	564	591
Other	914	1,925
Total other operating income	12,472	13,232
Other operating expense:
Salaries and employee benefits	18,535	16,626
Net occupancy	3,227	3,266
Equipment	958	957
Amortization of other intangible assets	2,248	1,761
Communication expense	950	854
Legal and professional services	2,310	4,057
Computer software expense	933	935
Advertising expense	812	869
Foreclosed asset expense	(258)	(107)
Write down of assets	-	1,759
Other	2,480	4,269
Total other operating expense	32,195	35,246

Income before income taxes	17,507	13,478
Income tax benefit	(119,802)	-
Net income	$137,309	$13,478

Per common share data:
Basic earnings per share	$3.28	$0.32
Diluted earnings per share	3.25	0.32
Shares used in computation:
Basic shares	41,816	41,631
Diluted shares	42,297	41,839
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

Net income	$137,309	$13,478
Other comprehensive income (loss), net of tax
Net change in unrealized gain on investment securities	(4,823)	(3,480)
Net change in unrealized loss on derivatives	10,993	(572)
Defined benefit plans	625	589
Other comprehensive income (loss), net of tax	6,795	(3,463)
Comprehensive income	$144,104	$10,015

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
					Other	Non-
	Preferred	Common		Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2012	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	-	-	-	137,309	-	-	137,309
Other comprehensive income	-	-	-	-	6,795	-	6,795
83 shares of common stock sold by directors' deferred compensation plan	-	7	-	-	-	-	7
Share-based compensation	-	-	1,168	-	-	-	1,168
Non-controlling interests	-	-	-	-	-	(6)	(6)
Balance at March 31, 2013	$-	$784,519	$71,735	$(212,118)	$5,965	$9,951	$660,052

Balance at December 31, 2011	$-	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420
Net income	-	-	-	13,478	-	-	13,478
Other comprehensive loss	-	-	-	-	(3,463)	-	(3,463)
48 shares of common stock sold by directors' deferred compensation plan	-	35	-	-	-	-	35
Share-based compensation	-	-	976	-	-	-	976
Non-controlling interests	-	-	-	-	-	(6)	(6)
Balance at March 31, 2012	$-	$784,574	$67,561	$(383,370)	$(1,299)	$9,974	$477,440

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$137,309	$13,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(6,561)	(4,990)
Depreciation and amortization	1,518	1,544
Write down of assets	-	1,759
Write down of other real estate, net of gain on sale	(584)	(33)
Amortization of other intangible assets	2,248	1,761
Net amortization of investment securities	3,962	3,530
Share-based compensation	1,168	976
Net gain on sales of residential loans	(4,128)	(2,977)
Proceeds from sales of loans held for sale	212,432	189,500
Originations of loans held for sale	(187,314)	(158,372)
Equity in earnings of unconsolidated subsidiaries	(28)	(46)
Increase in cash surrender value of bank-owned life insurance	(564)	(2,009)
Release of DTA valuation allowance	(119,802)	-
Net change in other assets and liabilities	(6,918)	(17,316)
Net cash provided by operating activities	32,738	26,805
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	155,045	72,665
Purchases of investment securities available for sale	(164,052)	(232,633)
Proceeds from maturities of and calls on investment securities held to maturity	2,388	226
Net loan originations	(74,798)	(21,703)
Proceeds from sales of loans originated for investment	460	-
Proceeds from sale of other real estate	1,842	9,533
Proceeds from bank-owned life insurance	-	1,423
Purchases of premises and equipment	(1,337)	(519)
Distributions from unconsolidated subsidiaries	550	428
Contributions to unconsolidated subsidiaries	(50)	-
Proceeds from redemption of FHLB stock	434	-
Net cash used in investing activities	(79,518)	(170,580)
Cash flows from financing activities:
Net increase in deposits	83,919	64,275
Repayments of long-term debt	(5)	(50,004)
Net decrease in short-term borrowings	-	(34)
Net cash provided by financing activities	83,914	14,237

Net increase (decrease) in cash and cash equivalents	37,134	(129,538)
Cash and cash equivalents at beginning of period	177,375	257,072
Cash and cash equivalents at end of period	$214,509	$127,534

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,048	$1,787
Income taxes	5	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$(7)	$(35)
Net reclassification of loans to other real estate	640	544
Net transfer of loans to loans held for sale	-	290

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity for any periods presented.

2.  REGULATORY MATTERS

The Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) and the Hawaii Division of Financial Institutions (the “DFI”) dated July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provided that unless we receive the consent of the FRBSF and DFI, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank (“the bank” or “our bank”); (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement also required that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with any other supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan and cash flow projection. On February 12, 2013, the Written Agreement was terminated.

On October 9, 2012, the bank entered into a separate Memorandum of Understanding (the “Compliance MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank believes it has already taken substantial steps to comply with the Compliance MOU. In addition to the steps taken to comply with the Compliance MOU, the bank received an “Outstanding” rating in a recently completed Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the balance sheet. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the balance sheet. ASU 2011-11 is effective for the Company’s reporting period beginning on January 1, 2013, with retrospective application required. We adopted this ASU effective January 1, 2013 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for the Company’s reporting period beginning on January 1, 2013. We adopted this ASU effective January 1, 2013. As the Company does not have any indefinite-lived assets, the adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Amendments to Topic 220, Other Comprehensive Income.” The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for the Company’s reporting period beginning on January 1, 2013. We adopted this ASU effective January 1, 2013. As the Company provided these required disclosures in the notes to the consolidated financial statements, the adoption of this guidance had no impact on the Company's consolidated balance sheets and statements of income. See Note 13 for the disclosures required by ASU 2013-02.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
March 31, 2013
Available for Sale
U.S. Government sponsored entities debt securities	$207,755	$2,343	$-	$210,098
States and political subdivisions debt securities	193,648	2,022	(2,044)	193,626
U.S. Government sponsored entities mortgage-backed securities	981,911	15,876	(2,781)	995,006
Corporate securities	125,117	2,479	(61)	127,535
Non-agency collateralized mortgage obligations	9,965	19	-	9,984
Other	751	65	-	816
Total	$1,519,147	$22,804	$(4,886)	$1,537,065

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$159,363	$452	$(332)	$159,483

December 31, 2012
Available for Sale
U.S. Government sponsored entities debt securities	$278,198	$2,741	$-	$280,939
States and political subdivisions debt securities	184,274	2,831	(1,194)	185,911
U.S. Government sponsored entities mortgage-backed securities	925,018	17,548	(1,523)	941,043
Corporate securities	125,649	2,360	(63)	127,946
Other	866	40	-	906
Total	$1,514,005	$25,520	$(2,780)	$1,536,745

Held to Maturity
U.S. Government sponsored entities mortgage-backed securities	$161,848	$695	$(15)	$162,528

The amortized cost and estimated fair value of investment securities at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$110,289	$110,667
Due after one year through five years	176,722	181,273
Due after five years through ten years	96,482	96,745
Due after ten years	143,027	142,574
Mortage-backed securities	991,876	1,004,990
Other	751	816
Total	$1,519,147	$1,537,065

Held to Maturity
Mortage-backed securities	$159,363	$159,483

We did not sell any available for sale securities during the first quarter of 2013 and 2012.

Investment securities of $863.9 million and $905.5 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 168 and 118 investment securities which were in an unrealized loss position at March 31, 2013 and December 31, 2012, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At March 31, 2013:
States and political subdivisions debt securities	$106,117	$(2,044)	$-	$-	$106,117	$(2,044)
U.S. Government sponsored entities
mortgage-backed securities	212,650	(3,113)	-	-	212,650	(3,113)
Corporate securities	23,516	(61)	-	-	23,516	(61)
Total temporarily impaired securities	$342,283	$(5,218)	$-	$-	$342,283	$(5,218)

At December 31, 2012:
States and political subdivisions	$73,128	$(1,194)	$-	$-	$73,128	$(1,194)
U.S. Government sponsored entities
mortgage-backed securities	206,981	(1,538)	-	-	206,981	(1,538)
Corporate securities	23,205	(63)			23,205	(63)
Total temporarily impaired securities	$303,314	$(2,795)	$-	$-	$303,314	$(2,795)

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are deemed “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, we evaluate a number of factors including, but not limited to:

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)

Commercial, financial and agricultural	$316,999	$246,278
Real estate:
Construction	88,082	96,240
Mortgage - residential	1,073,994	1,035,273
Mortgage - commercial	637,574	673,506
Consumer	150,144	143,387
Leases	8,936	10,504
	2,275,729	2,205,188
Unearned income	(1,131)	(1,244)
Total loans and leases	$2,274,598	$2,203,944

During the three months ended March 31, 2013, we transferred two loans with a carrying value of $0.6 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the three months ended March 31, 2013.

During the three months ended March 31, 2012, we transferred one loan, which was non-performing, with a carrying value of $0.3 million, to the held-for-sale category. In addition, we transferred two loans with a carrying value of $0.5 million to other real estate. No portfolio loans were sold or purchased during the three months ended March 31, 2012.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of March 31, 2013 and December 31, 2012:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
March 31, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$510	$1,582	$-	$1,720	$-	$3	$3,815
Collectively evaluated for impairment	8,131	2,364	29,991	33,569	2,864	72	76,991
	8,641	3,946	29,991	35,289	2,864	75	80,806
Unallocated							6,000
Total ending balance	$8,641	$3,946	$29,991	$35,289	$2,864	$75	$86,806

Loans and leases:
Individually evaluated for impairment	$5,043	$39,013	$40,225	$23,664	$-	$59	$108,004
Collectively evaluated for impairment	311,956	49,069	1,033,769	613,910	150,144	8,877	2,167,725
	316,999	88,082	1,073,994	637,574	150,144	8,936	2,275,729
Unearned income	(131)	(31)	407	(1,185)	(191)	-	(1,131)
Total ending balance	$316,868	$88,051	$1,074,401	$636,389	$149,953	$8,936	$2,274,598

December 31, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$882	$1,582	$272	$270	$-	$5	$3,011
Collectively evaluated for impairment	4,105	2,928	29,638	48,230	2,421	80	87,402
	4,987	4,510	29,910	48,500	2,421	85	90,413
Unallocated							6,000
Total ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$96,413

Loans and leases:
Individually evaluated for impairment	$3,957	$48,264	$42,865	$15,911	$-	$95	$111,092
Collectively evaluated for impairment	242,321	47,976	992,408	657,595	143,387	10,409	2,094,096
	246,278	96,240	1,035,273	673,506	143,387	10,504	2,205,188
Unearned income	(60)	(46)	124	(1,258)	(4)	-	(1,244)
Total ending balance	$246,218	$96,194	$1,035,397	$672,248	$143,383	$10,504	$2,203,944

The following table presents by class, impaired loans as of March 31, 2013 and December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
March 31, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,677	$1,978	$-
Real estate:
Construction	39,337	27,413	-
Mortgage - residential	46,618	40,225	-
Mortgage - commercial	13,236	12,604	-
Total impaired loans with no related allowance recorded	101,868	82,220	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,537	3,065	510
Real estate:
Construction	13,678	11,600	1,582
Mortgage - commercial	15,750	11,060	1,720
Leases	59	59	3
Total impaired loans with an allowance recorded	34,024	25,784	3,815
Total	$135,892	$108,004	$3,815

December 31, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,225	$526	$-
Real estate:
Construction	52,352	36,664	-
Mortgage - residential	47,364	41,894	-
Mortgage - commercial	13,616	13,211	-
Total impaired loans with no related allowance recorded	114,557	92,295	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,807	3,431	882
Real estate:
Construction	13,678	11,600	1,582
Mortgage - residential	1,935	971	272
Mortgage - commercial	3,939	2,700	270
Leases	95	95	5
Total impaired loans with an allowance recorded	24,454	18,797	3,011
Total	$139,011	$111,092	$3,011

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial, financial & agricultural	$4,091	$6	$2,086	$3
Real estate:
Construction	43,643	176	76,184	645
Mortgage - residential	41,795	131	49,904	57
Mortgage - commercial	17,730	90	18,402	22
Leases	82	-	-	-
Total	$107,341	$403	$146,576	$727

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of March 31, 2013 and December 31, 2012:

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
March 31, 2013
Commercial, financial
& agricultural	$159	$136	$-	$4,605	$4,900	$311,968	$316,868
Real estate:
Construction	-	-	-	18,272	18,272	69,779	88,051
Mortgage - residential	7,710	415	-	24,842	32,967	1,041,434	1,074,401
Mortgage - commercial	-	-	-	17,462	17,462	618,927	636,389
Consumer	327	96	-	-	423	149,530	149,953
Leases	-	-	-	59	59	8,877	8,936
Total	$8,196	$647	$-	$65,240	$74,083	$2,200,515	$2,274,598

December 31, 2012
Commercial, financial
& agricultural	$123	$139	$-	$3,510	$3,772	$242,446	$246,218
Real estate:
Construction	124	-	-	38,742	38,866	57,328	96,194
Mortgage - residential	8,330	590	387	27,499	36,806	998,591	1,035,397
Mortgage - commercial	219	-	-	9,487	9,706	662,542	672,248
Consumer	249	169	116	-	534	142,849	143,383
Leases	-	-	-	94	94	10,410	10,504
Total	$9,045	$898	$503	$79,332	$89,778	$2,114,166	$2,203,944

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2013 consisted of 57 Hawaii residential mortgage loans with a combined principal balance of $17.7 million, a U.S. Mainland commercial mortgage loan with a principal balance of $2.2 million, six Hawaii construction and development loans with a combined principal balance of $1.8 million and two Hawaii commercial loans with a combined principal balance of $1.5 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $42.8 million of TDRs still accruing interest at March 31, 2013, none of which were more than 90 days delinquent. At December 31, 2012, there were $31.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material affect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three months ended March 31, 2013.

The following table presents by class, information related to loans modified in a TDR during the three months ended March 31, 2013 and 2012:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Three months ended March 31, 2013
Commercial, financial & agricultural	1	$1,500	$-

Three months ended March 31, 2012
Real estate:
Mortgage - residential	6	$3,209	$-
Mortgage - commercial	2	6,775	-
Total	8	$9,984	$-

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)

Commercial, financial & agricultural	1	$1,500	-	$-
Real estate:
Construction	5	5,437	2	13,831
Mortgage - residential	1	354	11	4,381
Mortgage - commercial	1	3,146	1	3,158
Total	8	$10,437	14	$21,370

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of March 31, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
March 31, 2013
Commercial, financial
& agricultural	$268,961	$2,543	$7,243	$-	$-	$38,252	$131	$316,868
Real estate:
Construction	44,996	5,673	34,736	-	-	2,677	31	88,051
Mortgage - residential	95,881	718	27,449	-	-	949,946	(407)	1,074,401
Mortgage - commercial	555,691	35,798	34,469	-	-	11,616	1,185	636,389
Consumer	10,226	150	22	-	-	139,746	191	149,953
Leases	8,461	183	292	-	-	-	-	8,936
Total	$984,216	$45,065	$104,211	$-	$-	$1,142,237	$1,131	$2,274,598

December 31, 2012
Commercial, financial
& agricultural	$192,298	$6,609	$7,607	$-	$-	$39,764	$60	$246,218
Real estate:
Construction	39,623	9,635	43,986	-	-	2,996	46	96,194
Mortgage - residential	83,535	1,109	30,896	-	-	919,733	(124)	1,035,397
Mortgage - commercial	563,813	65,114	30,754	-	-	13,825	1,258	672,248
Consumer	10,161	-	129	-	-	133,097	4	143,383
Leases	9,860	274	370	-	-	-	-	10,504
Total	$899,290	$82,741	$113,742	$-	$-	$1,109,415	$1,244	$2,203,944

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2013 and December 31, 2012, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended March 31, 2013
Beginning balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	3,406	(971)	264	(9,791)	542	(11)	-	(6,561)
	8,393	3,539	30,174	38,709	2,963	74	6,000	89,852
Charge-offs	(244)	(78)	(414)	(3,674)	(315)	-	-	(4,725)
Recoveries	492	485	231	254	216	1	-	1,679
Net charge-offs	248	407	(183)	(3,420)	(99)	1	-	(3,046)
Ending balance	$8,641	$3,946	$29,991	$35,289	$2,864	$75	$6,000	$86,806

Three Months Ended March 31, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	603	(6,049)	792	(1,820)	(170)	(346)	2,000	(4,990)
	6,713	22,581	33,528	45,909	2,165	207	6,000	117,103
Charge-offs	(1,682)	(1,626)	(200)	-	(426)	(28)	-	(3,962)
Recoveries	270	425	117	2	366	1	-	1,181
Net charge-offs	(1,412)	(1,201)	(83)	2	(60)	(27)	-	(2,781)
Ending balance	$5,301	$21,380	$33,445	$45,911	$2,105	$180	$6,000	$114,322

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $6.6 million in the three months ended March 31, 2013, compared to a credit of $5.0 million in the three months ended March 31, 2012. The decrease in our Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in nonperforming assets and lower levels of net charge-offs.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $5.3 million and $6.3 million at March 31, 2013 and December 31, 2012, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.3 million and $0.4 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2013 and December 31, 2012, respectively.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the three months ended March 31, 2013:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$15,378	$22,121	$37,499
Additions	-	924	924
Amortization	(669)	(1,579)	(2,248)
Balance, end of period	$14,709	$21,466	$36,175

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. Amortization of mortgage servicing rights was $1.6 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Fair market value, beginning of period	$22,356	$23,149
Fair market value, end of period	21,595	23,275
Weighted average discount rate	8.0%	8.5%
Weighted average prepayment speed assumption	14.1	14.0

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(29,933)	$14,709	$44,642	$(29,264)	$15,378
Mortgage servicing rights	52,663	(31,197)	21,466	51,739	(29,618)	22,121
Customer relationships	-	-	-	1,400	(1,400)	-
Non-compete agreements	-	-	-	300	(300)	-
	$97,305	$(61,130)	$36,175	$98,081	$(60,582)	$37,499

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2013, estimated amortization expense for the remainder of fiscal 2013, the next five succeeding fiscal years are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2013 (remainder)	$2,006	$4,315	$6,321
2014	2,674	5,044	7,718
2015	2,674	4,480	7,154
2016	2,674	3,992	6,666
2017	2,674	3,611	6,285
2018	2,007	24	2,031
	$14,709	$21,466	$36,175

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2013, we were a party to interest rate lock and forward sale commitments on $64.6 million and $21.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Fair Value at March 31, 2013	Fair Value at December 31, 2012
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$358	$303	$236	$551

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended March 31, 2013
Interest rate contracts	$(394)

Three Months Ended March 31, 2012
Interest rate contracts	572

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended March 31, 2013
Interest rate contracts	Other operating income	$370

Three Months Ended March 31, 2012
Interest rate contracts	Other operating income	153

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At March 31, 2013 and December 31, 2012, we had no short-term borrowings.

At March 31, 2013, our bank maintained a $20.9 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of March 31, 2013, certain commercial and commercial real estate loans totaling $34.8 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

The bank is a member of and maintained an $862.4 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of March 31, 2013. Long-term borrowings under this arrangement totaled $27,000 at March 31, 2013, compared to $32,000 at December 31, 2012. There were no short-term borrowings under this arrangement at March 31, 2013 and December 31, 2012. At March 31, 2013 the bank’s pledged assets to the FHLB included investment securities with a fair value of $97.7 million and certain real estate loans totaling $1.2 billion.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we continued to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. In March 2013, the Company elected to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and resume quarterly payments for each outstanding trust. As a result, the deferred accrued interest in the amount of $13.0 million was paid in full.

11.   EQUITY

The warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share currently held by the U.S. Treasury includes a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through March 31, 2013, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.0 million recorded in other noninterest income during the year ended December 31, 2011, and a $0.1 million charge to other noninterest expense in 2012. From January 1, 2013 to March 31, 2013, this instrument’s estimated fair value increased slightly, which resulted in the recognition of $9,000 recorded in other noninterest expense during the first quarter of 2013.

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

As set forth above, our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current which occurred in the quarter ended March 31, 2013. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2013, the bank had Statutory Retained Earnings of $160.9 million. In light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, are currently evaluating a variety of alternatives to strategically manage the Company's capital levels, including the Company's prospects and ability to pay cash dividends to our stockholders. Any decision to pay dividends or otherwise take any action with respect to our capital position, including, but not limited to, repurchasing any of our securities, is subject to the discretion of our Board of Directors as well as any applicable regulatory and contractual limitations.

12.  SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2013	1,098,806	$14.61
Changes during the period:
Granted	103,558	15.49
Vested	(650)	13.84
Forfeited	(26,570)	14.63
Nonvested at March 31, 2013	1,175,144	14.68

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in AOCI for the three months ended March 31, 2013 and 2012, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended March 31, 2013
Net unrealized gain on investment securities:
Net unrealized loss arising during the period	$(4,823)	$-	$(4,823)
Change in net unrealized gain on investment securities	(4,823)	-	(4,823)

Net unrealized loss on derivatives:
Reclassification adjustment for gain/loss realized in net income	394	(10,599)	10,993
Change in net unrealized loss on derivatives	394	(10,599)	10,993

Defined benefit plans:
Amortization of accumulated benefit plan losses	616	-	616
Amortization of unrecognized transition obligations	4	-	4
Amortization of prior service cost	5	-	5
Change in defined benefit plans	625	-	625

Change in accumulated other comprehensive income	$(3,804)	$(10,599)	$6,795

Three Months Ended March 31, 2012
Net unrealized gain on investment securities:
Net unrealized loss arising during the period	$(3,480)	$-	$(3,480)
Change in net unrealized gain on investment securities	(3,480)	-	(3,480)

Net unrealized loss on derivatives:
Reclassification adjustment for gain/loss realized in net income	(572)	-	(572)
Change in net unrealized loss on derivatives	(572)	-	(572)

Defined benefit plans:
Amortization of accumulated benefit plan losses	580	-	580
Amortization of unrecognized transition obligations	4	-	4
Amortization of prior service cost	5	-	5
Change in defined benefit plans	589	-	589

Change in accumulated other comprehensive income	$(3,463)	$-	$(3,463)

The following table presents the changes in each component of AOCI, net of tax, for the three months ended March 31, 2013:

	Net
	Unrealized	Net
	Gain on	Unrealized	Defined
	Investment	Loss on	Benefit
	Securities	Derivatives	Plans	Total
	(Dollars in thousands)

Balance at January 1, 2013	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive income (loss) before reclassifications	(4,823)	-	-	(4,823)
Amounts reclassified from AOCI	-	10,993	625	11,618
Net current-period other comprehensive income (loss)	(4,823)	10,993	625	6,795

Balance at March 31, 2013	$17,917	$-	$(11,952)	$5,965

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2013:

Details about AOCI Components (Dollars in thousands)	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented

Unrealized loss on derivatives
	$394	Interest income
	10,599	Income tax benefit
	$10,993	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$616	(1)
Transition obligations	4	(1)
Prior service cost	5	(1)
	625	Total before income tax
	-	Income tax benefit
	$625	Net of income tax

Total reclassifications for the period	$11,618	Net of income tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

14.  PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

Interest cost	$348	$398
Expected return on assets	(470)	(447)
Amortization of unrecognized loss	599	581
Net periodic cost	$477	$532

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

Service cost	$-	$-
Interest cost	103	107
Amortization of unrecognized transition obligation	4	4
Amortization of prior service cost	5	5
Amortization of unrecognized (gain) loss	18	(1)
Net periodic cost	$130	$115

15.  INCOME AND FRANCHISE TAXES

In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

In the first quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against our net DTA during the third quarter of 2009. The valuation allowance was established during 2009 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized.

The Company does not expect to recognize any income tax expense until the first quarter of 2014 as a portion of the remaining deferred tax asset valuation allowance is expected to offset income tax expense for the remainder of 2013. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $119.8 million. The Company did not recognize any income tax expense in the comparable prior period. As of March 31, 2013, the remaining valuation allowance on our net DTA totaled $14.3 million. Net of this valuation allowance, as of March 31, 2013, the Company’s net DTA totaled $130.0 million, compared to a fully reserved net DTA of $147.5 million as of December 31, 2012, and is included in other assets on our consolidated balance sheets.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012

Net income	$137,309	$13,478

Weighted average shares outstanding - basic	41,816	41,631
Dilutive effect of employee stock options and awards	447	127
Dilutive effect of deferred salary restricted stock units	5	60
Dilutive effect of Treasury warrants	29	21
Weighted average shares outstanding - diluted	42,297	41,839

Basic earnings per share	$3.28	$0.32
Diluted earnings per share	$3.25	$0.32

A total of 26,256 and 40,166 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2013 and 2012, respectively, as their effect was antidilutive.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2013
Financial assets
Cash and due from banks	$46,877	$46,877	$46,877	$-	$-
Interest-bearing deposits in other banks	167,632	167,632	167,632	-	-
Investment securities	1,696,428	1,696,548	816	1,683,019	12,713
Loans held for sale	17,293	17,293	-	-	17,293
Net loans and leases	2,187,792	2,106,972	-	104,189	2,002,783
Accrued interest receivable	14,148	14,148	14,148	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	857,427	857,427	857,427	-	-
Interest-bearing demand and savings deposits	1,861,526	1,861,526	1,861,526	-	-
Time deposits	1,045,738	1,047,948	-	-	1,047,948
Long-term debt	108,276	45,029	-	45,029	-
Accrued interest payable (included in other liabilities)	1,009	1,009	1,009	-	-

Off-balance sheet financial instruments
Commitments to extend credit	568,013	2,840	-	2,840	-
Standby letters of credit and financial guarantees written	18,663	140	-	140	-
Interest rate options	64,598	183	-	183	-
Forward interest rate contracts	21,219	(61)	-	(61)	-

December 31, 2012
Financial assets
Cash and due from banks	$56,473	$56,473	$56,473	$-	$-
Interest-bearing deposits in other banks	120,902	120,902	120,902	-	-
Investment securities	1,698,593	1,699,273	906	1,685,541	12,826
Loans held for sale	38,283	38,283	-	-	38,283
Net loans and leases	2,107,531	2,083,514	-	108,081	1,975,433
Accrued interest receivable	13,896	13,896	13,896	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	843,292	843,292	843,292	-	-
Interest-bearing demand and savings deposits	1,858,849	1,858,849	1,858,849	-	-
Time deposits	978,631	981,059	-	-	981,059
Long-term debt	108,281	43,156	-	43,156	-
Accrued interest payable (included in other liabilities)	13,131	13,131	13,131	-	-

Off-balance sheet financial instruments
Commitments to extend credit	554,477	2,772	-	2,772	-
Standby letters of credit and financial guarantees written	13,813	104	-	104	-
Interest rate options	67,072	106	-	106	-
Forward interest rate contracts	49,222	(353)	-	(353)	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2013
Available for sale securities:
U.S. Government sponsored entities debt securities	$210,098	$-	$210,098	$-
States and political subdivisions debt securities	193,626	-	180,913	12,713
U.S. Government sponsored entities mortgage-backed securities	995,006	-	995,006	-
Non-agency collateralized mortgage obligations	9,984	-	9,984	-
Corporate securities	127,535	-	127,535	-
Other	816	816	-	-
Derivatives:
Interest rate contracts	122	-	122	-
Amended TARP Warrant	(828)	-	(828)	-
Total	$1,536,359	$816	$1,522,830	$12,713

December 31, 2012
Available for sale securities:
U.S. Government sponsored entities debt securities	$280,939	$-	$280,939	$-
States and political subdivisions debt securities	185,911	-	173,085	12,826
U.S. Government sponsored entities mortgage-backed securities	941,043	-	941,043	-
Corporate securities	127,946	-	127,946	-
Other	906	906	-	-
Derivatives:
Interest rate contracts	(248)	-	(248)	-
Amended TARP warrant	(819)	-	(819)	-
Total	$1,535,678	$906	$1,521,946	$12,826

For the three months ended March 31, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for sale states and political subdivisions debt securities
(Dollars in thousands)

Balance at December 31, 2012	$12,826
Principal payments received	(100)
Unrealized net loss included in other comprehensive income	(86)
Purchases, sales, issuances and settlements, net	73
Balance at March 31, 2013	$12,713

Balance at December 31, 2011	$12,994
Principal payments received	(95)
Unrealized net gain included in other comprehensive income	334
Balance at March 31, 2012	$13,233

Within the state and political subdivisions debt securities category, the Company holds five mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.7 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of March 31, 2013, the weighted average discount rate utilized was 4.51%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2013
Impaired loans (1)	$104,189	$-	$104,189	$-
Other real estate (2)	10,068	-	10,068	-

December 31, 2012
Impaired loans (1)	$108,081	$-	$108,081	$-
Other real estate (2)	10,686	-	10,686	-

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.
Fair value is generally based upon independent market prices or appraised values of the collateral.

18.  SEGMENT INFORMATION

We have the following three reportable segments: Banking Operations, Treasury and All Others. These segments are consistent with our internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended March 31, 2013:
Net interest income	$24,046	$6,623	$-	$30,669
Intersegment net interest income (expense)	3,541	(6,311)	2,770	-
Credit for loan and lease losses	6,561	-	-	6,561
Other operating income	11,537	872	63	12,472
Other operating expense	(18,445)	(489)	(13,261)	(32,195)
Administrative and overhead expense allocation	(13,174)	(214)	13,388	-
Income taxes	120,712	127	(1,037)	119,802
Net income (loss)	$134,778	$608	$1,923	$137,309

Three months ended March 31, 2012:
Net interest income	$23,237	$7,265	$-	$30,502
Intersegment net interest income (expense)	12,416	(5,857)	(6,559)	-
Credit for loan and lease losses	4,990	-	-	4,990
Other operating income	12,336	1,086	(190)	13,232
Other operating expense	(21,844)	(398)	(13,004)	(35,246)
Administrative and overhead expense allocation	(12,754)	(196)	12,950	-
Net income (loss)	$18,381	$1,900	$(6,803)	$13,478

At March 31, 2013:
Investment securities	$-	$1,696,428	$-	$1,696,428
Loans and leases (including loans held for sale)	2,291,891	-	-	2,291,891
Other	111,977	408,918	71,863	592,758
Total assets	$2,403,868	$2,105,346	$71,863	$4,581,077

At December 31, 2012:
Investment securities	$-	$1,698,593	$-	$1,698,593
Loans and leases (including loans held for sale)	2,242,227	-	-	2,242,227
Other	(7,267)	363,815	73,000	429,548
Total assets	$2,234,960	$2,062,408	$73,000	$4,370,368

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

Central Pacific Bank is a full-service community bank with 35 branches and 114 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

We have continued to accomplish a number of key milestones in our recovery plan, including:

•
We maintained a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of March 31, 2013 to 22.85%, 24.12%, and 14.86%, respectively, from 22.83%, 24.13%, and 14.03%, respectively, as of March 31, 2012. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
We reported nine consecutive profitable quarters with net income totaling $137.3 million in the first quarter of 2013 and $47.4 million and $36.6 million for the years ended December 31, 2012 and 2011, respectively.

•
Recorded an income tax benefit of $119.8 million in the first quarter of 2013 resulting from the reversal of a significant portion of a valuation allowance that was established against the Company’s net deferred tax assets in the third quarter of 2009.

•	We reduced our nonperforming assets by $130.3 million to $75.3 million at March 31, 2013 from $205.6 million at March 31, 2012.

•
We significantly reduced our construction and development loan portfolio as of March 31, 2013 to $88.1 million, or 3.9% of our total loan portfolio. At March 31, 2012, this portfolio totaled $147.6 million, or 7.1% of our total loan portfolio.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 3.82% at March 31, 2013, compared to 5.49% at March 31, 2012. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 115.27% at March 31, 2013, compared to 55.61% at March 31, 2012.

In addition, on February 12, 2013, the Written Agreement (the “Written Agreement”) that we entered into with the Federal Reserve Bank of San Francisco (“FRBSF”) and the Hawaii Division of Financial Institutions (the “DFI”) in July 2010 was terminated.

We intend to continue to execute on our recovery plan and focus on, among other things, improving our asset quality, increasing profitability from our banking operations, enhancing our cross-selling of products and services to our customers, improving our efficiency ratio and operating efficiencies and effectively competing in the Hawaii market.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The following discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2013.

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

In the first quarter of 2013, we recorded a credit to the Provision of $6.6 million. We had an Allowance as a percentage of total loans and leases of 3.82% at March 31, 2013, compared to 4.37% at December 31, 2012. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets for which we have exposure to could begin to deteriorate. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we could have repurchase obligations. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At March 31, 2013 and December 31, 2012, this reserve totaled $3.0 million and $3.6 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through March 31, 2013 were approximately $4.2 billion and $3.4 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of March 31, 2013 approximate $186.6 million.

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

We did not repurchase any loans during the three months ended March 31, 2013. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Three Months Ended March 31, 2013

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	-	-	-	-	-	-	-	-
2006	-	-	-	-	-	-	-	-
2007	4	1	-	3	-	-	-	-
2008	1	1	-	-	-	-	-	-
2009	1	-	-	1	-	-	-	-
2010	-	-	-	-	-	-	-	-
2011	-	-	-	-	-	-	-	-
2012	1	1	-	-	1	-	-	1
2013	-	-	-	-	-	-	-	-
Total	7	3	-	4	1	-	-	1

[1] Based on repurchase requests received between January 1, 2013 and March 31, 2013.

The reserve for residential mortgage loan repurchase losses of $3.0 million at March 31, 2013 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $0.5 million from December 31, 2012. The table below shows changes in the repurchase losses liability since initial establishment.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$3,552	$6,802
Change in estimate	(632)	628
Utilizations	100	(591)
Balance, end of period	$3,020	$6,839

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In the third quarter of 2009, we established a full valuation allowance against our net DTAs. See “— Results of Operations — Income Taxes” below. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios and the expectation of continued profitability, the Company determined that it was more likely than not that our net DTA would be realized. As a result, in the first quarter of 2013, the Company reversed a significant portion of the valuation allowance.

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

Financial Summary

Net income for the first quarter of 2013 was $137.3 million, or $3.25 per diluted share, compared to $13.5 million, or $0.32 per diluted share, for the first quarter of 2012. Net income in the first quarter of 2013 included a non-cash income tax benefit of $119.8 million related to the reversal of a significant portion of a valuation allowance that was established on the Company’s net DTAs during the third quarter of 2009. Excluding this income tax benefit, net income for the quarter was $17.5 million, or $0.41 per diluted share.

The following table shows our net income calculated on a GAAP basis, and then excluding our income tax benefit, which is a non-GAAP disclosure.  Management believes that this financial disclosure which excludes the impact of our tax benefit provides useful supplemental information for investors regarding our ongoing operating results.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	Diluted EPS

GAAP net income	$137,309	$3.25
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	(119,802)	(2.84)
Non-GAAP net income	$17,507	$0.41

Our net income in the first quarter of 2013 was also driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property and the change in the reserve for unfunded commitments, were reduced from a credit of $5.1 million in the first quarter of 2012, to a credit of $8.7 million in the first quarter of 2013.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $15.1 million and $18.8 million for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
	2013	2012

Return on average assets	12.41%	1.31%
Return on average shareholders' equity	105.72	11.66
Return on average tangible equity	108.89	12.15
Basic earnings per common share	$3.28	$0.32
Diluted earnings per common share	3.25	0.32

Material Trends

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to stabilize following the economic downturn caused by disruptions in the financial system in 2008.

Despite recent signs of stabilization, concerns about the global and U.S. economies still remain, including concerns over the European sovereign debt crisis. Growing U.S. government indebtedness, elevated unemployment rates, a large budget deficit and ongoing concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. In addition, downgrades of ratings in U.S. and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets.

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

In 2012, we saw signs of improvement in Hawaii’s general economic conditions. Tourism continues to be Hawaii’s center of strength and remains its most significant economic driver. Hawaii’s visitor industry broke records for arrivals and visitor spending in 2012. According to the Hawaii Tourism Authority (“HTA”), 2.1 million visitors visited the state in the first three months of 2013. This was an increase of 7.1% from the number of visitor arrivals in the first three months of 2012. The HTA also reported that total spending by visitors increased to $3.9 billion in the first three months of 2013, an increase of $279.3 million, or 7.6%, from the first three months of 2012. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 3.9% and 5.2% in 2013, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 5.1% in March 2013, compared to 6.2% in March 2012. In addition, Hawaii’s unemployment rate in March 2013 remained below the national seasonally adjusted unemployment rate of 7.6%. DBEDT projects real personal income and real gross state product to grow by a modest 2.3% and 2.4%, respectively, in 2013. DBEDT expects that Hawaii’s economy will continue its positive growth in 2013 based on recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state and growth of personal income and tax revenues.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 7.3% for single-family homes and 37.7% for condominiums for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The median sales price for single-family homes on Oahu for the month ended March 31, 2013 was $640,000, representing an increase of 2.4% from the prior year. The median sales price for condominiums on Oahu for the month ended March 31, 2013 was $346,700, representing an increase of 11.2% compared to the same prior year period. While some economists and real estate professionals believe that the Hawaii real estate market will continue to show improvements in 2013, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii, and to a lesser extent, California and the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate as they did in 2008 through 2010, our results of operations would be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2013 and 2012 is set forth below.

	Three Months Ended March 31,
	2013			2012
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$144,773	0.25%	$89	$130,335	0.25%	$81
Taxable investment securities (1)	1,477,887	1.90	7,036	1,512,470	2.01	7,617
Tax-exempt investment securities (1)	175,850	3.59	1,580	13,741	8.81	303
Loans and leases, including loans held for sale (2)	2,258,951	4.36	24,443	2,095,910	4.79	25,008
Federal Home Loan Bank stock	47,860	-	-	48,797	-	-
Total interest earning assets	4,105,321	3.25	33,148	3,801,253	3.48	33,009
Nonearning assets	320,727			301,165
Total assets	$4,426,048			$4,102,418

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$673,662	0.05%	$81	$570,005	0.06%	$86
Savings and money market deposits	1,171,953	0.08	217	1,145,837	0.10	299
Time deposits under $100,000	300,992	0.51	375	344,409	0.67	577
Time deposits $100,000 and over	710,221	0.22	384	651,508	0.31	496
Short-term borrowings	-	-	-	11	0.76	-
Long-term debt	108,278	3.25	869	114,339	3.32	943
Total interest-bearing liabilities	2,965,106	0.28	1,926	2,826,109	0.34	2,401
Noninterest-bearing deposits	821,213			727,674
Other liabilities	110,276			76,103
Total liabilities	3,896,595			3,629,886
Shareholders' equity	519,498			462,554
Non-controlling interests	9,955			9,978
Total equity	529,453			472,532
Total liabilities and equity	$4,426,048			$4,102,418

Net interest income			$31,222			$30,608

Net interest margin		3.06%			3.23%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $31.2 million for the first quarter of 2013, increased by $0.6 million, or 2.0%, from the first quarter of 2012. The increase was primarily attributable to a significant increase in average tax-exempt investment securities and loans and leases, partially offset by the average yields earned on our other interest-earning assets. The increase in net interest income for the current quarter also reflects a 6 basis point (“bp”) decline in average rates paid on our interest-bearing liabilities, which partially offset the 23 bp decline in average yields earned on our interest-earning assets. The significant decrease in average yields earned on our interest earning assets was directly attributable to the depressed interest rate environment, reductions in our higher yielding commercial real estate loan portfolios and the corresponding increase in our lower yielding investment securities portfolio.

Interest Income

Taxable-equivalent interest income of $33.1 million for the first quarter of 2013 increased by $0.1 million, or 0.4%, from the first quarter of 2012. The increase was primarily attributable to a significant increase in average tax-exempt investment securities and loans and leases, partially offset by a decrease in average yields earned on our interest-earning assets and a decrease in average taxable investment securities balances as described above. Average tax-exempt investment securities and loans and leases increased by $162.1 million and 163.0 million, respectively, compared to the first quarter of 2012, accounting for approximately $3.6 million and $2.0 million of the current quarter’s increase, respectively. Average yields earned on loans and leases and taxable investment securities decreased by 43 bp and 11 bp, respectively, in the current quarter, lowering interest income by approximately $2.3 million and $0.4 million.

Interest Expense

Interest expense of $1.9 million for the first quarter of 2013 decreased by $0.5 million, or 19.8%, from the comparable prior year quarter. The decrease was attributable to the overall decline in average rates paid on interest-bearing liabilities. The 9 bp and 16 bp decline in average rates paid on time deposits $100,000 and over and time deposits under $100,000, respectively, each contributed to $0.1 million of the current quarter decrease in interest expense.

Net Interest Margin

Our net interest margin was 3.06% for the first quarter of 2013, compared to 3.23% for the first quarter of 2012. As described above, the decrease in the net interest margin reflected the depressed interest rate environment and was primarily attributable to lower yields earned on our loans and leases and investment securities portfolios.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the first quarter of 2013.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$4,605	$3,510
Real estate:
Construction	18,272	38,742
Mortgage-residential	24,842	27,499
Mortgage-commercial	17,462	9,487
Leases	59	94
Total nonaccrual loans	65,240	79,332
Other real estate	10,068	10,686
Total nonperforming assets	75,308	90,018

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	-	-
Real estate:
Construction	-	-
Mortgage-residential	-	387
Consumer	-	116
Total accruing loans delinquent for 90 days or more	-	503

Restructured loans still accruing interest:
Commercial, financial and agricultural	437	447
Real estate:
Construction	20,742	9,522
Mortgage-residential	15,383	15,366
Mortgage-commercial	6,202	6,425
Total restructured loans still accruing interest	42,764	31,760

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$118,072	$122,281

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	3.27%	4.00%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for
sale and other real estate	3.27%	4.02%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	5.13%	5.43%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $75.3 million at March 31, 2013, compared to $90.0 million at December 31, 2012. The decrease from December 31, 2012 was attributable to $11.7 million in repayments, $13.0 million in loans restored to accrual status, $1.4 million in sales of foreclosed properties and $1.0 million in charge-offs, partially offset by $12.4 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland construction and development assets totaling $20.7 million, Hawaii residential mortgage assets totaling $3.0 million, Hawaii commercial mortgage assets totaling $57,000, Hawaii construction and development assets totaling $45,000 and Hawaii leasing assets totaling $35,000.  Partially offsetting these net decreases were net increases in U.S. Mainland commercial mortgage assets totaling $8.0 million and Hawaii commercial assets totaling $1.1 million.

Restructured loans included in nonperforming assets at March 31, 2013 consisted of 57 Hawaii residential mortgage loans with a combined principal balance of $17.7 million, a U.S. Mainland commercial mortgage loan with a principal balance of $2.2 million, six Hawaii construction and development loans with a combined principal balance of $1.8 million and two Hawaii commercial loans with a combined principal balance of $1.5 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $42.8 million of restructured loans still accruing interest at March 31, 2013, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$96,413	$122,093

Provision (credit) for loan and lease losses	(6,561)	(4,990)

Charge-offs:
Commercial, financial and agricultural	244	1,682
Real estate:
Construction	78	1,626
Mortgage-residential	414	200
Mortgage-commercial	3,674	-
Consumer	315	426
Leases	-	28
Total charge-offs	4,725	3,962

Recoveries:
Commercial, financial and agricultural	492	270
Real estate:
Construction	485	425
Mortgage-residential	231	117
Mortgage-commercial	254	2
Consumer	216	366
Leases	1	1
Total recoveries	1,679	1,181

Net charge-offs	3,046	2,781

Balance at end of period	$86,806	$114,322

Annualized ratio of net charge-offs to average loans	0.54%	0.53%

Our Allowance at March 31, 2013 totaled $86.8 million, a decrease of $9.6 million, or 10.0%, from year-end 2012. The decrease in our Allowance was a direct result of a credit to the Provision of $6.6 million and $3.0 million in net loan charge-offs.

Our Provision was a credit of $6.6 million during the first quarter of 2013, compared to a credit of $5.0 million in the first quarter of 2012. Our net charge-offs were $3.0 million during the first quarter of 2013, compared to $2.8 million in the first quarter of 2012.

Our Allowance as a percentage of our total loan portfolio decreased from 4.37% at December 31, 2012 to 3.82% at March 31, 2013. Our Allowance as a percentage of our nonperforming assets increased from 107.10% at December 31, 2012 to 115.27% at March 31, 2013.

The decrease in the Allowance is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets, lower net loan charge-off activity, and is consistent with our belief that we have begun to see signs of stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland.

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

Other Operating Income

Total other operating income of $12.5 million for the first quarter of 2013 decreased by $0.8 million, or 5.7%, from the comparable prior year period. The decrease was primarily due to lower rental income from foreclosed properties that were sold of $1.3 million and lower service charges on deposit accounts of $0.7 million, partially offset by higher gains on sales of residential mortgage loans of $1.2 million.

Other Operating Expense

Total other operating expense for the first quarter of 2013 was $32.2 million, compared to $35.2 million in the comparable prior year period. The decrease was primarily attributable to lower net credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $2.1 million, lower legal and professional services of $1.7 million, a lower reserve for repurchased residential mortgage loans of $1.3 million and lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $0.5 million, partially offset by higher salaries and employee benefits of $1.9 million and higher amortization of other intangible assets of $0.5 million.

Income Taxes

In the first quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against our net DTA during the third quarter of 2009. The valuation allowance was established during 2009 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized.

The Company does not expect to recognize any income tax expense until the first quarter of 2014 as a portion of the remaining deferred tax asset valuation allowance is expected to offset income tax expense for the remainder of 2013. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $119.8 million. The Company did not recognize any income tax expense in the comparable prior period. As of March 31, 2013, the remaining valuation allowance on our net DTA totaled $14.3 million. Net of this valuation allowance, as of March 31, 2013, the Company’s net DTA totaled $130.0 million, compared to a fully reserved net deferred tax asset of $147.5 million as of December 31, 2012, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2013 of $4.6 billion increased by $210.7 million from $4.4 billion at December 31, 2012.

Loans and Leases

Loans and leases, net of unearned income, of $2.3 billion at March 31, 2013, increased by $70.7 million, or 3.2%, from December 31, 2012. The increase was primarily due to net increases in the commercial, residential mortgage and consumer loan portfolios totaling $70.7 million, $39.0 million and $6.6 million, respectively, partially offset by a net reduction in the commercial mortgage loan, construction and development loan and leases portfolios totaling $35.9 million, $8.1 million and $1.6 million, respectively. The net increases in these portfolios reflect transfers of two portfolio loans to other real estate totaling $0.6 million and charge-offs of loans and leases of $4.7 million.

Deposits

Total deposits of $3.8 billion at March 31, 2013 reflected an increase of $83.9 million, or 2.3%, from December 31, 2012. The increase was primarily attributable to increases in non-interest bearing demand deposits, interest-bearing demand deposits and time deposits of $14.1 million, $19.7 million and $67.1 million, respectively. These increases were partially offset by a decrease in savings and money market deposits of $17.0 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.0 billion at March 31, 2013 and increased by $7.3 million from December 31, 2012.

Capital Resources

Common Stock

Shareholders’ equity totaled $650.1 million at March 31, 2013, compared to $504.8 million at December 31, 2012. The increase in total shareholders’ equity was attributable to the $137.3 million in net income recognized during the first quarter of 2013.

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

We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. In March 2013, the Company elected to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and resume quarterly payments for each outstanding trust. As a result, the deferred accrued interest in the amount of $13.0 million was paid in full and the next quarterly dividend is due in June and July 2013.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. As described above, CPF deferred the payment of dividends on our trust preferred securities (along with interest on the related junior subordinated debentures) beginning in the third quarter of 2009. As mentioned in the previous section, in March 2013, the Company elected to resume quarterly payments for each outstanding trust and all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities were paid in full.

In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. CPF has not received dividends from the bank since September 2008. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2013, the bank had Statutory Retained Earnings of $160.9 million. In light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, are currently evaluating a variety of alternatives to strategically manage the Company's capital levels, including the Company's prospects and ability to pay cash dividends to our stockholders. Any decision to pay dividends or take any action with respect to our capital position, including, but not limited to, repurchasing any of our securities, is subject to the discretion of our Board of Directors as well as any applicable regulatory and contractual limitations.

As of March 31, 2013, on a stand-alone basis, CPF had an available cash balance of approximately $34.6 million in order to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of March 31, 2013 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At March 31, 2013:
Tier 1 risk-based capital	$636,153	22.9%	$111,382	4.0%	$167,073	6.0%
Total risk-based capital	671,677	24.1	222,765	8.0	278,456	10.0
Leverage capital	636,153	14.9	171,295	4.0	214,119	5.0

At December 31, 2012:
Tier 1 risk-based capital	$609,394	22.5%	$108,128	4.0%	$162,192	6.0%
Total risk-based capital	644,044	23.8	216,256	8.0	270,320	10.0
Leverage capital	609,394	14.3	170,176	4.0	212,720	5.0

Central Pacific Bank
At March 31, 2013:
Tier 1 risk-based capital	$603,523	21.7%	$111,530	4.0%	$167,295	6.0%
Total risk-based capital	639,063	22.9	223,061	8.0	278,826	10.0
Leverage capital	603,523	14.0	171,992	4.0	214,990	5.0

At December 31, 2012:
Tier 1 risk-based capital	$580,860	21.5%	$108,229	4.0%	$162,343	6.0%
Total risk-based capital	615,523	22.7	216,457	8.0	270,572	10.0
Leverage capital	580,860	13.6	170,274	4.0	212,843	5.0

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

The bank is a member of and maintained an $862.4 million line of credit with the FHLB as of March 31, 2013. Long-term borrowings under this arrangement totaled $27,000 at March 31, 2013, compared to $32,000 at December 31, 2012. There were no short-term borrowings under this arrangement at March 31, 2013 and December 31, 2012.

As of March 31, 2013, the bank’s pledged assets to the FHLB included investment securities with a fair value of $97.7 million and certain real estate loans totaling $1.2 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $20.9 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at March 31, 2013 and December 31, 2012. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $34.8 million at March 31, 2013. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to improve our risk profile, maintain our capital base, and comply with the provisions of our agreement with the regulators. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our contractual obligations since December 31, 2012.

Regulatory Matters

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the first quarter ended March 31, 2013.

We have been advised by The Carlyle Group L.P., which may be considered one of our affiliates, that it intends to include disclosure in substantially the following form (the "Applus Disclosure") in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. We have no involvement in or control over the activities of Applus Servicios Technologicos S.L.U., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the following Applus Disclosure. The Carlyle Group has also advised us that the final Applus Disclosure, which will be contained in its Form 10-Q for the quarter ended March 31, 2013, may be modified or otherwise change depending on additional information provided to the Carlyle Group between the date hereof and the filing of its Form 10-Q.

"We have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that during the period January 1, 2013 until March 31, 2013, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was €86,633, with estimated net profits to Applus of approximately €15,593. At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity. All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended."

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2013 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 7, 2013	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: May 7, 2013	/s/ Denis K. Isono
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