Form 10-Q
period 2013-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2013-08-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares outstanding of registrant’s common stock, no par value, on August 1, 2013 was 42,088,976 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2013 and December 31, 2012

Consolidated Statements of Income Three and six months ended June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income Three and six months ended June 30, 2013 and 2012

Consolidated Statements of Changes in Equity Three and six months ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows Three and six months ended June 30, 2013 and 2012

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$57,477	$56,473
Interest-bearing deposits in other banks	79,697	120,902
Investment securities:
Available for sale, at fair value	1,510,861	1,536,745
Held to maturity (fair value of $245,450 at June 30, 2013 and $162,528 at December 31, 2012)	254,981	161,848
Total investment securities	1,765,842	1,698,593

Loans held for sale	14,674	38,283

Loans and leases	2,373,077	2,203,944
Less allowance for loan and lease losses	87,105	96,413
Net loans and leases	2,285,972	2,107,531

Premises and equipment, net	48,807	48,759
Accrued interest receivable	14,138	13,896
Investment in unconsolidated subsidiaries	18,844	10,975
Other real estate	7,437	10,686
Other intangible assets	34,731	37,499
Bank-owned life insurance	148,292	147,411
Federal Home Loan Bank stock	47,059	47,928
Other assets	183,786	31,432
Total assets	$4,706,756	$4,370,368

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$860,694	$843,292
Interest-bearing demand	720,741	672,838
Savings and money market	1,180,657	1,186,011
Time	1,093,574	978,631
Total deposits	3,855,666	3,680,772

Long-term debt	108,272	108,281
Other liabilities	90,837	66,536
Total liabilities	4,054,775	3,855,589

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding
none at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
42,088,976 and 41,867,046 shares at June 30, 2013 and December 31, 2012, respectively	784,473	784,512
Surplus	72,173	70,567
Accumulated deficit	(197,851)	(349,427)
Accumulated other comprehensive loss	(16,760)	(830)
Total shareholders' equity	642,035	504,822
Non-controlling interest	9,946	9,957
Total equity	651,981	514,779
Total liabilities and equity	$4,706,756	$4,370,368

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$26,505	$24,393	$50,948	$49,401
Interest and dividends on investment securities:
Taxable interest	7,373	7,589	14,404	15,203
Tax-exempt interest	1,040	446	2,067	643
Dividends	6	4	11	7
Interest on deposits in other banks	68	47	157	128
Total interest income	34,992	32,479	67,587	65,382

Interest expense:
Interest on deposits:
Demand	87	89	168	175
Savings and money market	219	252	436	551
Time	720	962	1,479	2,035
Interest on long-term debt	793	917	1,662	1,860
Total interest expense	1,819	2,220	3,745	4,621

Net interest income	33,173	30,259	63,842	60,761
Provision (credit) for loan and lease losses	(227)	(6,630)	(6,788)	(11,620)
Net interest income after provision for loan and lease losses	33,400	36,889	70,630	72,381

Other operating income:
Service charges on deposit accounts	1,583	2,273	3,174	4,589
Other service charges and fees	4,643	4,156	8,973	8,577
Income from fiduciary activities	686	642	1,383	1,268
Equity in earnings of unconsolidated subsidiaries	192	169	220	215
Fees on foreign exchange	128	192	199	282
Loan placement fees	178	193	327	433
Net gain on sales of residential loans	2,888	3,394	7,016	6,371
Net gain on sales of foreclosed assets	7,694	-	8,252	-
Income from bank-owned life insurance	317	942	881	1,533
Other	(497)	1,653	417	3,578
Total other operating income	17,812	13,614	30,842	26,846

Other operating expense:
Salaries and employee benefits	18,242	17,629	36,777	34,255
Net occupancy	3,622	3,264	6,849	6,530
Equipment	878	1,021	1,836	1,978
Amortization of other intangible assets	2,109	3,031	4,357	4,792
Communication expense	870	816	1,820	1,670
Legal and professional services	1,945	3,806	4,255	7,863
Computer software expense	1,193	958	2,126	1,893
Advertising expense	728	857	1,540	1,726
Foreclosed asset expense	705	2,602	1,005	2,495
Write down of assets	-	-	-	1,759
Other	4,708	5,707	7,188	9,976
Total other operating expense	35,000	39,691	67,753	74,937

Income before income taxes	16,212	10,812	33,719	24,290
Income tax expense (benefit)	1,945	-	(117,857)	-
Net income	$14,267	$10,812	$151,576	$24,290

Per common share data:
Basic earnings per share	$0.34	$0.26	$3.62	$0.58
Diluted earnings per share	0.34	0.26	3.59	0.58

Shares used in computation:
Basic shares	41,957	41,717	41,886	41,674
Diluted shares	42,320	41,959	42,235	41,959

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net income	$14,267	$10,812	$151,576	$24,290
Other comprehensive income (loss), net of tax
Net change in unrealized gain/loss on investment securities	(23,100)	1,696	(27,923)	(1,784)
Net change in unrealized gain/loss on derivatives	-	(359)	10,993	(931)
Defined benefit plans	375	588	1,000	1,177
Other comprehensive income (loss), net of tax	(22,725)	1,925	(15,930)	(1,538)
Comprehensive income (loss)	$(8,458)	$12,737	$135,646	$22,752

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
					Other	Non-
	Preferred	Common		Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2012	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	-	-	-	151,576	-	-	151,576
Other comprehensive loss	-	-	-	-	(15,930)	-	(15,930)
1,782 net shares of common stock
purchased by directors' deferred
compensation plan	-	(39)	-	-	-	-	(39)
Share-based compensation	-	-	1,606	-	-	-	1,606
Non-controlling interests	-	-	-	-	-	(11)	(11)
Balance at June 30, 2013	$-	$784,473	$72,173	$(197,851)	$(16,760)	$9,946	$651,981

Balance at December 31, 2011	$-	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420
Net income	-	-	-	24,290	-	-	24,290
Other comprehensive loss	-	-	-	-	(1,538)	-	(1,538)
4,291 net shares of common stock
purchased by directors' deferred
compensation plan	-	(27)	-	-	-	-	(27)
Share-based compensation	-	-	1,348	-	-	-	1,348
Non-controlling interests	-	-	-	-	-	(11)	(11)
Balance at June 30, 2012	$-	$784,512	$67,933	$(372,558)	$626	$9,969	$490,482

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$151,576	$24,290
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(6,788)	(11,620)
Depreciation and amortization	3,027	3,120
Write down of assets	-	1,759
Write down of other real estate, net of gain on sale	(7,739)	1,416
Amortization of other intangible assets	4,357	4,792
Net amortization of investment securities	7,618	7,304
Share-based compensation	1,606	1,348
Net gain on sales of residential loans	(7,016)	(6,371)
Proceeds from sales of loans held for sale	398,955	411,200
Originations of loans held for sale	(368,330)	(387,400)
Equity in earnings of unconsolidated subsidiaries	(220)	(215)
Increase in cash surrender value of bank-owned life insurance	(881)	(3,462)
Deferred income taxes	(117,857)	-
Net change in other assets and liabilities	17,240	(18,064)
Net cash provided by operating activities	75,548	28,097
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	289,045	170,511
Proceeds from sales of investment securities available for sale	-	2,695
Purchases of investment securities available for sale	(414,486)	(321,821)
Proceeds from maturities of and calls on investment securities held to maturity	6,174	441
Net loan originations	(149,091)	(45,839)
Purchase of loan portfolio	(26,235)	-
Proceeds from sales of loans originated for investment	460	782
Proceeds from sale of other real estate	14,205	12,848
Proceeds from bank-owned life insurance	-	1,446
Purchases of premises and equipment	(3,075)	(1,901)
Distributions from unconsolidated subsidiaries	550	434
Contributions to unconsolidated subsidiaries	(9,050)	-
Proceeds from redemption of FHLB stock	869	-
Net cash used in investing activities	(290,634)	(180,404)
Cash flows from financing activities:
Net increase in deposits	174,894	118,789
Repayments of long-term debt	(9)	(50,009)
Net decrease in short-term borrowings	-	(34)
Net cash provided by financing activities	174,885	68,746

Net decrease in cash and cash equivalents	(40,201)	(83,561)
Cash and cash equivalents at beginning of period	177,375	257,072
Cash and cash equivalents at end of period	$137,174	$173,511

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,666	$3,228
Income taxes	5	1
Cash received during the period for:
Income taxes	-	11
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$39	$27
Net reclassification of loans to other real estate	3,217	1,962
Net transfer of loans to loans held for sale	-	290
Net transfer of investment securities available for sale to held to maturity	101,669	-

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

2.  REGULATORY MATTERS

On October 9, 2012, Central Pacific Bank (“the bank” or “our bank”) entered into a Memorandum of Understanding (the “Compliance MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ (“Board”) oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank believes it has already taken substantial steps to comply with the Compliance MOU. In addition to the steps taken to comply with the Compliance MOU, the bank received an “Outstanding” rating in a Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

We cannot assure you whether or when the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators which restrict our activities or may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 expands the disclosure requirements for certain financial instruments and derivatives that are subject to enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the balance sheet. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the balance sheet. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of ASU 2011-11 by limiting the disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent they are subject to an enforceable master netting or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 were effective for the Company’s reporting period beginning on January 1, 2013, with retrospective application required. We adopted ASU 2011-11 and ASU 2013-01 effective January 1, 2013 and the adoption did not have a material impact on our consolidated financial statements.

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
	(Dollars in thousands)
June 30, 2013
Available for Sale
Debt securities:
U.S. Government sponsored entities	$157,342	$1,223	$-	$158,565
States and political subdivisions	190,511	608	(10,799)	180,320
Corporations	124,584	880	(2,851)	122,613
Mortgage-backed securities:
U.S. Government sponsored entities	987,252	7,244	(10,675)	983,821
Non-agency collateralized mortgage obligations	70,052	-	(5,319)	64,733
Other	745	64	-	809
Total	$1,530,486	$10,019	$(29,644)	$1,510,861

Held to Maturity
Mortgage-backed securities - U.S. Government sponsored entities	$254,981	$-	$(9,531)	$245,450

December 31, 2012
Available for Sale
Debt securities:
U.S. Government sponsored entities	$278,198	$2,741	$-	$280,939
States and political subdivisions	184,274	2,831	(1,194)	185,911
Corporations	125,649	2,360	(63)	127,946
Mortgage-backed securities:
U.S. Government sponsored entities	925,018	17,548	(1,523)	941,043
Other	866	40	-	906
Total	$1,514,005	$25,520	$(2,780)	$1,536,745

Held to Maturity
Mortgage-backed securities - U.S. Government sponsored entities	$161,848	$695	$(15)	$162,528

The amortized cost and estimated fair value of investment securities at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$100,261	$100,834
Due after one year through five years	136,506	137,645
Due after five years through ten years	93,974	90,085
Due after ten years	141,696	132,934
Mortage-backed securities	1,057,304	1,048,554
Other	745	809
Total	$1,530,486	$1,510,861

Held to Maturity
Mortage-backed securities	$254,981	$245,450

We did not sell any available for sale securities during the first half of 2013.

During the three months ended June 30, 2012, we sold certain available for sale investment securities for gross proceeds of $2.7 million. We did not sell any available for sale securities during the first quarter of 2012. Gross realized gains and losses on the sales of the available for sale investment securities during the three months ended June 30, 2012 were less than $1,000 and nil, respectively. The specific identification method was also used as the basis for determining the cost of all securities sold.

Investment securities of $873.0 million and $905.5 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 281 and 118 investment securities which were in an unrealized loss position at June 30, 2013 and December 31, 2012, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At June 30, 2013:
Debt securities:
States and political subdivisions	$169,269	$(10,799)	$-	$-	$169,269	$(10,799)
Corporations	87,203	(2,851)	-	-	87,203	(2,851)
Mortgage-backed securities:
U.S. Government sponsored entities	685,319	(20,206)	-	-	685,319	(20,206)
Non-agency collateralized mortgage obligations	64,733	(5,319)	-	-	64,733	(5,319)
Total temporarily impaired securities	$1,006,524	$(39,175)	$-	$-	$1,006,524	$(39,175)

At December 31, 2012:
Debt securities:
States and political subdivisions	$73,128	$(1,194)	$-	$-	$73,128	$(1,194)
Corporations	23,205	(63)	-	-	23,205	(63)
Mortgage-backed securities:
U.S. Government sponsored entities	206,981	(1,538)	-	-	206,981	(1,538)
Total temporarily impaired securities	$303,314	$(2,795)	$-	$-	$303,314	$(2,795)

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

The declines in market value were primarily attributable to changes in interest rates and disruptions in the credit and financial markets, and not due to the credit quality of the investment securities. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider these investments to be other-than-temporarily impaired.

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)

Commercial, financial and agricultural	$316,515	$246,278
Real estate:
Construction	79,716	96,240
Mortgage - residential	1,133,958	1,035,273
Mortgage - commercial	638,080	673,506
Consumer	198,378	143,387
Leases	7,460	10,504
	2,374,107	2,205,188
Unearned income	(1,030)	(1,244)
Total loans and leases	$2,373,077	$2,203,944

During the six months ended June 30, 2013, we transferred seven loans with a carrying value of $3.2 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the six months ended June 30, 2013. In June 2013, we purchased an auto loan portfolio for $21.6 million, which represented a $0.8 million premium over the $20.8 million outstanding balance. At the time of purchase, the auto loan portfolio had a weighted average remaining term of 76 months. In June 2013, we purchased a student loan portfolio for $4.7 million, which represented the outstanding balance. At the time of purchase, the student loan portfolio had a weighted average remaining term of 130 months.

During the six months ended June 30, 2012, we sold one loan with a carrying value of $0.5 million and transferred one loan, which was non-performing, with a carrying value of $0.3 million, to the held-for-sale category. In addition, we transferred 11 loans with a carrying value of $2.0 million to other real estate. No portfolio loans were purchased during the six months ended June 30, 2012.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of June 30, 2013 and December 31, 2012:

	Commercial,	Real estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
June 30, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$457	$3,445	$-	$-	$-	$-	$3,902
Collectively evaluated for impairment	9,196	3,015	25,613	35,461	3,848	70	77,203
	9,653	6,460	25,613	35,461	3,848	70	81,105
Unallocated							6,000
Total ending balance	$9,653	$6,460	$25,613	$35,461	$3,848	$70	$87,105

Loans and leases:
Individually evaluated for impairment	$4,224	$26,621	$36,163	$17,035	$-	$-	$84,043
Collectively evaluated for impairment	312,291	53,095	1,097,795	621,045	198,378	7,460	2,290,064
	316,515	79,716	1,133,958	638,080	198,378	7,460	2,374,107
Unearned income	(117)	(189)	865	(1,151)	(438)	-	(1,030)
Total ending balance	$316,398	$79,527	$1,134,823	$636,929	$197,940	$7,460	$2,373,077

December 31, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$882	$1,582	$272	$270	$-	$5	$3,011
Collectively evaluated for impairment	4,105	2,928	29,638	48,230	2,421	80	87,402
	4,987	4,510	29,910	48,500	2,421	85	90,413
Unallocated							6,000
Total ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$96,413

Loans and leases:
Individually evaluated for impairment	$3,957	$48,264	$42,865	$15,911	$-	$95	$111,092
Collectively evaluated for impairment	242,321	47,976	992,408	657,595	143,387	10,409	2,094,096
	246,278	96,240	1,035,273	673,506	143,387	10,504	2,205,188
Unearned income	(60)	(46)	124	(1,258)	(4)	-	(1,244)
Total ending balance	$246,218	$96,194	$1,035,397	$672,248	$143,383	$10,504	$2,203,944

The following table presents by class, impaired loans as of June 30, 2013 and December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
June 30, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,406	$1,205	$-
Real estate:
Construction	25,704	15,021	-
Mortgage - residential	42,059	36,163	-
Mortgage - commercial	20,325	17,035	-
Total impaired loans with no related allowance recorded	89,494	69,424	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,499	3,019	457
Real estate:
Construction	13,678	11,600	3,445
Total impaired loans with an allowance recorded	18,177	14,619	3,902
Total	$107,671	$84,043	$3,902

December 31, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,225	$526	$-
Real estate:
Construction	52,352	36,664	-
Mortgage - residential	47,364	41,894	-
Mortgage - commercial	13,616	13,211	-
Total impaired loans with no related allowance recorded	114,557	92,295	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,807	3,431	882
Real estate:
Construction	13,678	11,600	1,582
Mortgage - residential	1,935	971	272
Mortgage - commercial	3,939	2,700	270
Leases	95	95	5
Total impaired loans with an allowance recorded	24,454	18,797	3,011
Total	$139,011	$111,092	$3,011

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial
& agricultural	$4,403	$6	$4,275	$26	$4,225	$12	$3,024	$29
Real estate:
Construction	26,892	291	62,174	-	36,464	467	63,387	645
Mortgage - residential	37,742	197	48,817	121	40,058	328	49,438	178
Mortgage - commercial	19,148	92	22,766	146	18,338	182	20,272	168
Leases	34	-	199	-	61	-	85	-
Total	$88,219	$586	$138,231	$293	$99,146	$989	$136,206	$1,020

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of June 30, 2013 and December 31, 2012:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
June 30, 2013
Commercial, financial
& agricultural	$209	$75	$-	$3,797	$4,081	$312,317	$316,398
Real estate:
Construction	-	-	-	17,086	17,086	62,441	79,527
Mortgage - residential	160	350	17	21,518	22,045	1,112,778	1,134,823
Mortgage - commercial	201	-	-	11,054	11,255	625,674	636,929
Consumer	439	89	-	-	528	197,412	197,940
Leases	-	-	-	-	-	7,460	7,460
Total	$1,009	$514	$17	$53,455	$54,995	$2,318,082	$2,373,077

December 31, 2012
Commercial, financial
& agricultural	$123	$139	$-	$3,510	$3,772	$242,446	$246,218
Real estate:
Construction	124	-	-	38,742	38,866	57,328	96,194
Mortgage - residential	8,330	590	387	27,499	36,806	998,591	1,035,397
Mortgage - commercial	219	-	-	9,487	9,706	662,542	672,248
Consumer	249	169	116	-	534	142,849	143,383
Leases	-	-	-	94	94	10,410	10,504
Total	$9,045	$898	$503	$79,332	$89,778	$2,114,166	$2,203,944

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2013 consisted of 51 Hawaii residential mortgage loans with a combined principal balance of $15.1 million, six Hawaii construction loans with a combined principal balance of $1.4 million, and a Hawaii commercial loan with a principal balance of $0.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $27.3 million of TDRs still accruing interest at June 30, 2013, none of which were more than 90 days delinquent. At December 31, 2012, there were $31.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The majority of loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material effect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and six months ended June 30, 2013.

The following table presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2013 and 2012:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Three months ended June 30, 2013
Real estate:
Construction	1	$189	$-
Mortgage - residential	3	1,626	-
Total	4	$1,815	$-

Three months ended June 30, 2012
Real estate:
Construction	4	$1,603	$-
Mortgage - residential	1	351	-
Mortgage - commercial	2	3,438	-
Total	7	$5,392	$-

Six months ended June 30, 2013
Commercial, financial & agricultural	1	$587	$-
Real estate:
Construction	1	189	-
Mortgage - residential	3	1,626	-
Total	5	$2,402	$-

Six months ended June 30, 2012
Real estate:
Construction	4	$1,603	$-
Mortgage - residential	7	3,560	-
Mortgage - commercial	4	10,214	-
Total	15	$15,377	$-

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Commercial, financial
& agricultural	-	$-	-	$-	1	$587	-	$-
Real estate:
Construction	1	189	4	1,603	1	189	4	1,603
Mortgage - residential	1	599	1	351	1	599	3	796
Mortgage - commercial	-		1	3,307	-	-	2	6,465
Total	2	$788	6	$5,261	3	$1,375	9	$8,864

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass rated loans and leases. Loans and leases listed as not rated are either less than $0.5 million or are included in groups of homogeneous loan pools. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of June 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	Less: Unearned Income	Total
	(Dollars in thousands)
June 30, 2013
Commercial, financial
& agricultural	$269,422	$2,262	$5,830	$-	$-	$39,001	$117	$316,398
Real estate:
Construction	52,004	5,170	20,381	-	-	2,161	189	79,527
Mortgage - residential	116,890	821	24,028	-	-	992,219	(865)	1,134,823
Mortgage - commercial	570,339	30,445	35,882	-	-	1,414	1,151	636,929
Consumer	17,214	-	15	-	-	181,149	438	197,940
Leases	7,226	163	71	-	-	-	-	7,460
Total	$1,033,095	$38,861	$86,207	$-	$-	$1,215,944	$1,030	$2,373,077

December 31, 2012
Commercial, financial
& agricultural	$192,298	$6,609	$7,607	$-	$-	$39,764	$60	$246,218
Real estate:
Construction	39,623	9,635	43,986	-	-	2,996	46	96,194
Mortgage - residential	83,535	1,109	30,896	-	-	919,733	(124)	1,035,397
Mortgage - commercial	563,813	65,114	30,754	-	-	13,825	1,258	672,248
Consumer	10,161	-	129	-	-	133,097	4	143,383
Leases	9,860	274	370	-	-	-	-	10,504
Total	$899,290	$82,741	$113,742	$-	$-	$1,109,415	$1,244	$2,203,944

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2013 and December 31, 2012, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Aagricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2013
Beginning balance	$8,641	$3,946	$29,991	$35,289	$2,864	$75	$6,000	$86,806
Provision (credit) for loan
and lease losses	2,439	1,044	(4,241)	(531)	1,069	(7)	-	(227)
	11,080	4,990	25,750	34,758	3,933	68	6,000	86,579
Charge-offs	1,597	277	380	-	242	-	-	2,496
Recoveries	170	1,747	243	703	157	2	-	3,022
Net charge-offs (recoveries)	1,427	(1,470)	137	(703)	85	(2)	-	(526)
Ending balance	$9,653	$6,460	$25,613	$35,461	$3,848	$70	$6,000	$87,105

Three Months Ended June 30, 2012
Beginning balance	$5,301	$21,380	$33,445	$45,911	$2,105	$180	$6,000	$114,322
Provision (credit) for loan
and lease losses	1,523	(6,079)	(3,713)	1,649	22	(32)	-	(6,630)
	6,824	15,301	29,732	47,560	2,127	148	6,000	107,692
Charge-offs	1,394	3,715	173	320	323	-	-	5,925
Recoveries	832	745	262	2	204	2	-	2,047
Net charge-offs (recoveries)	562	2,970	(89)	318	119	(2)	-	3,878
Ending balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$6,000	$103,814

Six Months Ended June 30, 2013
Beginning balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	5,845	73	(3,977)	(10,322)	1,611	(18)	-	(6,788)
	10,832	4,583	25,933	38,178	4,032	67	6,000	89,625
Charge-offs	1,841	355	794	3,674	557	-	-	7,221
Recoveries	662	2,232	474	957	373	3	-	4,701
Net charge-offs (recoveries)	1,179	(1,877)	320	2,717	184	(3)	-	2,520
Ending balance	$9,653	$6,460	$25,613	$35,461	$3,848	$70	$6,000	$87,105

Six Months Ended June 30, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	2,126	(12,128)	(2,921)	(171)	(148)	(378)	2,000	(11,620)
	8,236	16,502	29,815	47,558	2,187	175	6,000	110,473
Charge-offs	3,076	5,341	373	320	749	28	-	9,887
Recoveries	1,102	1,170	379	4	570	3	-	3,228
Net charge-offs (recoveries)	1,974	4,171	(6)	316	179	25	-	6,659
Ending balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$6,000	$103,814

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.2 million and $6.8 million in the second quarter and first half of 2013, respectively, compared to a credit of $6.6 million and $11.6 million in the second quarter and first half of 2012. The decrease in our Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in nonperforming assets and lower levels of net charge-offs.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $4.4 million and $6.3 million at June 30, 2013 and December 31, 2012, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.4 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2013 and December 31, 2012, respectively.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the six months ended June 30, 2013:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$15,378	$22,121	$37,499
Additions	-	1,589	1,589
Amortization	(1,337)	(3,020)	(4,357)
Balance, end of period	$14,041	$20,690	$34,731

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.7 million and $1.6 million for the three and six months ended June 30, 2013, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively. Amortization of mortgage servicing rights was $1.4 million and $3.0 million for the three and six months ended June 30, 2013, respectively, compared to $1.4 million and $2.5 million for the three and six months ended June 30, 2012, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)

Fair market value, beginning of period	$22,356	$23,149
Fair market value, end of period	21,427	23,359
Weighted average discount rate	8.0%	8.0%
Weighted average prepayment speed assumption	14.5	14.2

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(30,601)	$14,041	$44,642	$(29,264)	$15,378
Mortgage servicing rights	53,328	(32,638)	20,690	51,739	(29,618)	22,121
Customer relationships	-	-	-	1,400	(1,400)	-
Non-compete agreements	-	-	-	300	(300)	-
	$97,970	$(63,239)	$34,731	$98,081	$(60,582)	$37,499

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2013, estimated amortization expense for the remainder of fiscal 2013, the next five succeeding fiscal years are as follows:

	Estimated Amortization Expense
	Core Deposit	Mortgage Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2013 (remainder)	$1,337	$2,337	$3,674
2014	2,674	4,101	6,775
2015	2,674	3,467	6,141
2016	2,674	2,920	5,594
2017	2,674	2,494	5,168
2018	2,008	2,141	4,149
Thereafter	-	3,230	3,230
	$14,041	$20,690	$34,731

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2013, we were a party to interest rate lock and forward sale commitments on $34.5 million and $22.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2013	Fair Value at December 31, 2012	Fair Value at June 30, 2013	Fair Value at December 31, 2012
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$789	$303	$819	$551

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended June 30, 2013
Interest rate contracts	$-

Three Months Ended June 30, 2012
Interest rate contracts	359

Six Months Ended June 30, 2013
Interest rate contracts	(394)

Six Months Ended June 30, 2012
Interest rate contracts	931

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended June 30, 2013
Interest rate contracts	Other operating income	$(901)

Three Months Ended June 30, 2012
Interest rate contracts	Other operating income	576

Six Months Ended June 30, 2013
Interest rate contracts	Other operating income	(531)

Six Months Ended June 30, 2012
Interest rate contracts	Other operating income	729

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At June 30, 2013 and December 31, 2012, we had no short-term borrowings.

At June 30, 2013, our bank maintained a $48.7 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of June 30, 2013, certain commercial and commercial real estate loans totaling $83.7 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

The bank is a member of and maintained a $912.5 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of June 30, 2013. Long-term borrowings under this arrangement totaled $23,000 at June 30, 2013, compared to $32,000 at December 31, 2012. There were no short-term borrowings under this arrangement at June 30, 2013 and December 31, 2012. At June 30, 2013 the bank’s pledged assets to the FHLB included investment securities with a fair value of $76.5 million and certain real estate loans totaling $1.2 billion.

On August 20, 2009, we began deferring regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts suspended the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. During the deferral period, we continued to accrue, and reflect in our consolidated financial statements, the deferred interest payments on our junior subordinated debentures. In March 2013, the Company paid all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and resumed quarterly payments for each outstanding trust. As a result, deferred accrued interest totaling $13.0 million was paid in full.

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. We expect to call these securities during the fourth quarter of 2013. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. The investment is currently recorded at $9 million and is included in investments in unconsolidated subsidiaries on the Company’s consolidated balance sheet.

11.   EQUITY

In June 2013, the U.S. Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share.  On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand.  The warrant was being carried as a derivative liability on our balance sheet at $828 thousand as at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $76 thousand during the quarter related to the gain on the purchase of the warrant.  After the completion of this transaction, the U.S. Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

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

As set forth above, our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current which occurred in March 2013. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2013, the bank had Statutory Retained Earnings of $170.4 million. In light of the Company's improved capital position and financial condition, our Board and management, in consultation with our regulators, elected to reinstate dividend payments, subject to ongoing Board reviews, and declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares. The dividend will be payable on September 16, 2013 to shareholders of record at the close of business on August 30, 2013.

12.  SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2013	1,098,806	$14.61
Changes during the period:
Granted	103,558	15.49
Vested	(650)	13.84
Forfeited	(26,570)	14.63
Nonvested at June 30, 2013	1,175,144	14.68

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in AOCI for the three and six months ended June 30, 2013 and 2012, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended June 30, 2013
Net unrealized gain/loss on investment securities:
Net unrealized loss arising during the period	$(39,577)	$(16,477)	$(23,100)
Change in net unrealized gain/loss on investment securities	(39,577)	(16,477)	(23,100)

Defined benefit plans:
Amortization of accumulated benefit plan losses	618	248	370
Amortization of unrecognized transition obligations	4	2	2
Amortization of prior service cost	5	2	3
Change in defined benefit plans	627	252	375

Change in accumulated other comprehensive income	$(38,950)	$(16,225)	$(22,725)

Three Months Ended June 30, 2012
Net unrealized gain/loss on investment securities:
Net unrealized gain arising during the period	$1,696	$-	$1,696
Change in net unrealized gain/loss on investment securities	1,696	-	1,696

Net unrealized gain/loss on derivatives:
Reclassification adjustment for gain/loss realized in net income	(359)	-	(359)
Change in net unrealized gain/loss on derivatives	(359)	-	(359)

Defined benefit plans:
Amortization of accumulated benefit plan losses	580	-	580
Amortization of unrecognized transition obligations	4	-	4
Amortization of prior service cost	4	-	4
Change in defined benefit plans	588	-	588

Change in accumulated other comprehensive income	$1,925	$-	$1,925

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Six Months Ended June 30, 2013
Net unrealized gain/loss on investment securities:
Net unrealized loss arising during the period	$(44,400)	$(16,477)	$(27,923)
Change in net unrealized gain/loss on investment securities	(44,400)	(16,477)	(27,923)

Net unrealized gain/loss on derivatives:
Reclassification adjustment for gain/loss realized in net income	394	(10,599)	10,993
Change in net unrealized gain/loss on derivatives	394	(10,599)	10,993

Defined benefit plans:
Amortization of accumulated benefit plan losses	1,234	248	986
Amortization of unrecognized transition obligations	8	2	6
Amortization of prior service cost	10	2	8
Change in defined benefit plans	1,252	252	1,000

Change in accumulated other comprehensive income	$(42,754)	$(26,824)	$(15,930)

Six Months Ended June 30, 2012
Net unrealized gain/loss on investment securities:
Net unrealized loss arising during the period	$(1,784)	$-	$(1,784)
Change in net unrealized gain/loss on investment securities	(1,784)	-	(1,784)

Net unrealized gain/loss on derivatives:
Reclassification adjustment for gain/loss realized in net income	(931)	-	(931)
Change in net unrealized gain/loss on derivatives	(931)	-	(931)

Defined benefit plans:
Amortization of accumulated benefit plan losses	1,160	-	1,160
Amortization of unrecognized transition obligations	8	-	8
Amortization of prior service cost	9	-	9
Change in defined benefit plans	1,177	-	1,177

Change in accumulated other comprehensive income	$(1,538)	$-	$(1,538)

The following table presents the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2013:

	Net
	Unrealized	Net
	Gain (Loss)	Unrealized	Defined
	on Investment	Gain (Loss)	Benefit
	Securities	on Derivatives	Plans	Total
	(Dollars in thousands)

Balance at March 31, 2013	$17,917	$-	$(11,952)	$5,965

Other comprehensive loss before reclassifications	(23,100)	-	-	(23,100)
Amounts reclassified from AOCI	-	-	375	375
Net current-period other comprehensive income (loss)	(23,100)	-	375	(22,725)

Balance at June 30, 2013	$(5,183)	$-	$(11,577)	$(16,760)

Balance at December 31, 2012	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive loss before reclassifications	(27,923)	-	-	(27,923)
Amounts reclassified from AOCI	-	10,993	1,000	11,993
Net current-period other comprehensive income (loss)	(27,923)	10,993	1,000	(15,930)

Balance at June 30, 2013	$(5,183)	$-	$(11,577)	$(16,760)

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2013:

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in thousands)
Three months ended June 30, 2013
Amortization of defined benefit plan items
Net actuarial losses	$618	(1)
Transition obligations	4	(1)
Prior service cost	5	(1)
	627	Total before income tax
	(252)	Income tax expense
	$375	Net of income tax

Total reclassifications for the period	$375	Net of income tax

Six months ended June 30, 2013
Unrealized gain/loss on derivatives
	$394	Interest income
	10,599	Income tax benefit
	$10,993	Net of income tax

Amortization of defined benefit plan items
Net actuarial losses	$1,234	(1)
Transition obligations	8	(1)
Prior service cost	10	(1)
	1,252	Total before income tax
	(252)	Income tax expense
	$1,000	Net of income tax

Total reclassifications for the period	$11,993	Net of income tax

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

14.  PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Interest cost	$348	$398	$696	$796
Expected return on assets	(470)	(447)	(940)	(894)
Amortization of unrecognized loss	599	581	1,198	1,162
Net periodic cost	$477	$532	$954	$1,064

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Service cost	$-	$-	$-	$-
Interest cost	103	107	206	214
Amortization of unrecognized transition obligation	4	4	8	8
Amortization of prior service cost	5	5	10	10
Amortization of unrecognized (gain) loss	18	(1)	36	(2)
Net periodic cost	$130	$115	$260	$230

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

In the first quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against our net DTA during the third quarter of 2009. The valuation allowance was established during 2009 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $119.8 million in the first quarter of 2013.

In the second quarter of 2013, the Company recorded income tax expense of $1.9 million, which was attributable to the income tax liability generated from the sale of a foreclosed property at a gain of $7.2 million.

As of June 30, 2013, the remaining valuation allowance on our net DTA totaled $9.6 million. Net of this valuation allowance, the Company’s net DTA totaled $144.1 million as of June 30, 2013, compared to a fully reserved net DTA of $147.5 million as of December 31, 2012. Our net DTA is included in other assets on our consolidated balance sheets.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net income	$14,267	$10,812	$151,576	$24,290

Weighted average shares outstanding - basic	41,957	41,717	41,886	41,674
Dilutive effect of employee stock options and awards	338	155	318	201
Dilutive effect of deferred salary restricted stock units	-	67	3	63
Dilutive effect of Treasury warrants	25	20	28	21
Weighted average shares outstanding - diluted	42,320	41,959	42,235	41,959

Basic earnings per share	$0.34	$0.26	$3.62	$0.58
Diluted earnings per share	$0.34	$0.26	$3.59	$0.58

A total of 26,256 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2013, as their effect was antidilutive, compared to 345,125 for the three and six months ended June 30, 2012.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2013
Financial assets
Cash and due from banks	$57,477	$57,477	$57,477	$-	$-
Interest-bearing deposits in other banks	79,697	79,697	79,697	-	-
Investment securities	1,765,842	1,756,311	809	1,745,610	9,892
Loans held for sale	14,674	14,674	-	-	14,674
Net loans and leases	2,285,972	2,140,062	-	80,141	2,059,921
Accrued interest receivable	14,138	14,138	14,138	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	860,694	860,694	860,694	-	-
Interest-bearing demand and savings deposits	1,901,398	1,901,398	1,901,398	-	-
Time deposits	1,093,574	1,095,214	-	-	1,095,214
Long-term debt	108,272	44,493	-	44,493	-
Accrued interest payable (included in other liabilities)	1,210	1,210	1,210	-	-

Off-balance sheet financial instruments
Commitments to extend credit	609,081	3,045	-	3,045	-
Standby letters of credit and financial guarantees written	24,707	185	-	185	-
Interest rate options	34,536	(761)	-	(761)	-
Forward interest rate contracts	22,468	731	-	731	-

December 31, 2012
Financial assets
Cash and due from banks	$56,473	$56,473	$56,473	$-	$-
Interest-bearing deposits in other banks	120,902	120,902	120,902	-	-
Investment securities	1,698,593	1,699,273	906	1,685,541	12,826
Loans held for sale	38,283	38,283	-	-	38,283
Net loans and leases	2,107,531	2,083,514	-	108,081	1,975,433
Accrued interest receivable	13,896	13,896	13,896	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	843,292	843,292	843,292	-	-
Interest-bearing demand and savings deposits	1,858,849	1,858,849	1,858,849	-	-
Time deposits	978,631	981,059	-	-	981,059
Long-term debt	108,281	43,156	-	43,156	-
Accrued interest payable (included in other liabilities)	13,131	13,131	13,131	-	-

Off-balance sheet financial instruments
Commitments to extend credit	554,477	2,772	-	2,772	-
Standby letters of credit and financial guarantees written	13,813	104	-	104	-
Interest rate options	67,072	106	-	106	-
Forward interest rate contracts	49,222	(353)	-	(353)	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2013.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2013
Available for sale securities:
Debt securities:
U.S. Government sponsored entities	$158,565	$-	$158,565	$-
States and political subdivisions	180,320	-	170,428	9,892
Corporations	122,613	-	122,613	-
Mortgage-backed securities:
U.S. Government sponsored entities	983,821	-	983,821	-
Non-agency collateralized mortgage obligations	64,733	-	64,733	-
Other	809	809	-	-
Derivatives:
Interest rate contracts	(30)	-	(30)	-
Total	$1,510,831	$809	$1,500,130	$9,892

December 31, 2012
Available for sale securities:
Debt securities:
U.S. Government sponsored entities	$280,939	$-	$280,939	$-
States and political subdivisions	185,911	-	173,085	12,826
Corporations	127,946	-	127,946	-
Mortgage-backed securities:
U.S. Government sponsored entities	941,043	-	941,043	-
Other	906	906	-	-
Derivatives:
Interest rate contracts	(248)	-	(248)	-
Amended TARP warrant	(819)	-	(819)	-
Total	$1,535,678	$906	$1,521,946	$12,826

For the six months ended June 30, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for sale debt securities - States and political subdivisions
(Dollars in thousands)

Balance at December 31, 2012	$12,826
Principal payments received	(2,677)
Unrealized net loss included in other comprehensive income	(331)
Purchases, sales, issuances and settlements, net	74
Balance at June 30, 2013	$9,892

Balance at December 31, 2011	$12,994
Principal payments received	(189)
Unrealized net gain included in other comprehensive income	74
Balance at June 30, 2012	$12,879

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $9.9 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of June 30, 2013, the weighted average discount rate utilized was 4.83%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2013
Impaired loans (1)	$80,141	$-	$80,141	$-
Other real estate (2)	7,437	-	7,437	-

December 31, 2012
Impaired loans (1)	$108,081	$-	$108,081	$-
Other real estate (2)	10,686	-	10,686	-

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended June 30, 2013:
Net interest income	$25,746	$7,427	$-	$33,173
Intersegment net interest income (expense)	3,676	(7,077)	3,401	-
Credit for loan and lease losses	227	-	-	227
Other operating income	17,089	665	58	17,812
Other operating expense	(20,872)	(450)	(13,678)	(35,000)
Administrative and overhead expense allocation	(13,229)	(213)	13,442	-
Income taxes	(994)	176	(1,127)	(1,945)
Net income (loss)	$11,643	$528	$2,096	$14,267

Three months ended June 30, 2012:
Net interest income	$22,994	$7,265	$-	$30,259
Intersegment net interest income (expense)	10,059	(5,111)	(4,948)	-
Credit for loan and lease losses	6,630	-	-	6,630
Other operating income	12,365	1,452	(203)	13,614
Other operating expense	(21,677)	(500)	(17,514)	(39,691)
Administrative and overhead expense allocation	(16,771)	(266)	17,037	-
Net income (loss)	$13,600	$2,840	$(5,628)	$10,812

Six months ended June 30, 2013:
Net interest income	$49,792	$14,050	$-	$63,842
Intersegment net interest income (expense)	7,217	(13,388)	6,171	-
Credit for loan and lease losses	6,788	-	-	6,788
Other operating income	29,184	1,537	121	30,842
Other operating expense	(39,875)	(939)	(26,939)	(67,753)
Administrative and overhead expense allocation	(26,403)	(427)	26,830	-
Income taxes	119,718	303	(2,164)	117,857
Net income (loss)	$146,421	$1,136	$4,019	$151,576

Six months ended June 30, 2012:
Net interest income	$46,231	$14,530	$-	$60,761
Intersegment net interest income (expense)	22,475	(10,968)	(11,507)	-
Provision for loan and lease losses	11,620	-	-	11,620
Other operating income	24,701	2,538	(393)	26,846
Other operating expense	(43,521)	(898)	(30,518)	(74,937)
Administrative and overhead expense allocation	(29,525)	(462)	29,987	-
Net income (loss)	$31,981	$4,740	$(12,431)	$24,290

At June 30, 2013:
Investment securities	$-	$1,765,842	$-	$1,765,842
Loans and leases (including loans held for sale)	2,387,751	-	-	2,387,751
Other	113,691	340,944	98,528	553,163
Total assets	$2,501,442	$2,106,786	$98,528	$4,706,756

At December 31, 2012:
Investment securities	$-	$1,698,593	$-	$1,698,593
Loans and leases (including loans held for sale)	2,242,227	-	-	2,242,227
Other	(7,267)	363,815	73,000	429,548
Total assets	$2,234,960	$2,062,408	$73,000	$4,370,368

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

Central Pacific Bank is a full-service community bank with 35 branches and 117 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

As previously disclosed, we adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

We have continued to accomplish a number of key milestones in our recovery plan, including:

•
We maintained a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of June 30, 2013 of 21.55%, 22.83%, and 14.24%, respectively, compared to 22.5%, 23.8%, and 14.3%, respectively, as of December 31, 2012. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
We reported ten consecutive profitable quarters with net income totaling $14.3 million and $137.3 million in the second and first quarter of 2013, respectively, and $47.4 million and $36.6 million for the years ended December 31, 2012 and 2011, respectively.

•
On July 25, 2013, declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares payable on September 16, 2013 to shareholders of record at the close of business on August 30, 2013.

•
Recorded an income tax benefit of $119.8 million in the first quarter of 2013 resulting from the reversal of a significant portion of a valuation allowance that was established against the Company’s net deferred tax assets in the third quarter of 2009.

•	We reduced our nonperforming assets by $29.1 million to $60.9 million at June 30, 2013 from $90.0 million at December 31, 2012.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 3.67% at June 30, 2013, compared to 4.37% at December 31, 2012. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 143.05% at June 30, 2013, compared to 107.10% at December 31, 2012.

In addition, on February 12, 2013, the Written Agreement (the “Written Agreement”) that we entered into with the Federal Reserve Bank of San Francisco and the Hawaii Division of Financial Institutions in July 2010 was terminated.

In addition to the progress we have made with respect to improving our credit risk profile, strengthening our capital position, and returning to profitability, we also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market.

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

In the second quarter of 2013, we recorded a credit to the Provision of $0.2 million. We had an Allowance as a percentage of total loans and leases of 3.67% at June 30, 2013, compared to 4.37% at December 31, 2012. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets for which we have exposure to could begin to deteriorate. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we could have repurchase obligations. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At June 30, 2013 and December 31, 2012, this reserve totaled $3.9. million and $3.6 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through June 30, 2013 were approximately $4.3 billion and $3.6 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of June 30, 2013 approximate $177.3 million.

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

We repurchased approximately $1.8 million of loans during the three months ended June 30, 2013. We did not repurchase any loans during the first quarter of 2013. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appealed, Repurchased and Pending Resolution [1]
Six Months Ended June 30, 2013

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	-	-	-	-	-	-	-	-
2006	1	-	-	1	-	-	-	-
2007	6	1	3	2	-	-	-	-
2008	10	2	-	8	-	-	-	-
2009	2	-	1	1	-	-	-	-
2010	-	-	-	-	-	-	-	-
2011	-	-	-	-	-	-	-	-
2012	2	1	-	1	2	1	1	-
2013	-	-	-	-	-	-	-	-
Total	21	4	4	13	2	1	1	-

[1] Based on repurchase requests received between January 1, 2013 and June 30, 2013.

The reserve for residential mortgage loan repurchase losses of $3.9 million at June 30, 2013 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents an increase of $0.4 million from December 31, 2012. The table below shows changes in the repurchase losses liability for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$3,020	$6,839	$3,552	$6,802
Change in estimate	964	(786)	332	(158)
Utilizations	(59)	(247)	41	(838)
Balance, end of period	$3,925	$5,806	$3,925	$5,806

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

Financial Summary

During the second quarter of 2013, we reported net income of $14.3 million, or $0.34 per diluted share, compared to $10.8 million, or $0.26 per diluted share, reported in the second quarter of 2012. Net income for the first half of 2013 was $151.6 million, or $3.59 per diluted share, compared to $24.3 million, or $0.58 per diluted share, for the first half of 2012. Net income in the first half of 2013 included a non-cash income tax benefit of $119.8 million related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009. Excluding this income tax benefit, net income for the first half of 2013 was $31.8 million, or $0.75 per diluted share.

The following table shows our net income calculated on a GAAP basis, and then excluding our income tax benefit, which is a non-GAAP disclosure.  Management believes that this financial disclosure, which excludes the impact of our tax benefit, provides useful supplemental information for investors regarding our ongoing operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	Diluted EPS	2013	Diluted EPS

GAAP net income	$14,267	$0.34	$151,576	$3.59
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	-	(119,802)	(2.84)
Non-GAAP net income	$14,267	$0.34	$31,774	$0.75

Our net income in the three and six months ended June 30, 2013 was also driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property, gains on sales of foreclosed properties and the change in the reserve for unfunded commitments, were reduced from a credit of $5.6 million and $10.6 million in the three months and six months ended June 30, 2012, respectively, to a credit of $8.4 million and $17.1 million in the three and six months ended June 30, 2013.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $14.4 million and $14.8 million for the three and six months ended June 30, 2013, respectively, and $18.0 million and $18.4 million for the comparable prior year periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Return on average assets	1.24%	1.04%	6.72%	1.18%
Return on average shareholders' equity	8.70	9.12	51.46	10.37
Return on average tangible equity	8.90	9.48	52.79	10.80
Basic earnings per common share	$0.34	$0.26	$3.62	$0.58
Diluted earnings per common share	0.34	0.26	3.59	0.58

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

Thus far through 2013, Hawaii’s general economic conditions continue to improve. Tourism remains Hawaii’s center of strength and its most significant economic driver. According to the Hawaii Tourism Authority (“HTA”), 4.2 million visitors visited the state in the first six months of 2013. This was an increase of 5.6% from the number of visitor arrivals in the first six months of 2012. The HTA also reported that total spending by visitors increased to $7.4 billion in the first six months of 2013, an increase of $477.6 million, or 6.9%, from the first six months of 2012. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 4.3% and 5.6% in 2013, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.6% in June 2013, compared to 6.0% in June 2012. In addition, Hawaii’s unemployment rate in June 2013 remained below the national seasonally adjusted unemployment rate of 7.6%. Hawaii’s unemployment rate is projected to be 4.8% in 2013 and 4.5% in 2014. DBEDT projects real personal income and real gross state product to grow by 2.6% and 2.4%, respectively, in 2013. DBEDT expects that Hawaii’s economy will continue its positive growth for the remainder of 2013 and into 2014 based on recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state and growth of personal income and tax revenues.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 11.8% for single-family homes and 20.4% for condominiums for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The median sales price for single-family homes on Oahu for the month ended June 30, 2013 was $677,250, representing an increase of 9.2% from the comparable prior year period. The median sales price for condominiums on Oahu for the month ended June 30, 2013 was $330,000, representing an increase of 11.1% compared to the same prior year period. While some economists and real estate professionals believe that the Hawaii real estate market will continue to show improvements for the remainder of 2013, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2013 and 2012 is set forth below.

	Three Months Ended June 30,
	2013			2012
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$108,612	0.25%	$68	$77,385	0.25%	$47
Taxable investment securities (1)	1,516,992	1.95	7,379	1,555,361	1.95	7,593
Tax-exempt investment securities (1)	179,724	3.56	1,600	55,688	0.93	686
Loans and leases, including loans held for sale (2)	2,324,107	4.57	26,505	2,121,045	4.62	24,393
Federal Home Loan Bank stock	47,460	-	-	48,797	-	-
Total interest earning assets	4,176,895	3.41	35,552	3,858,276	3.40	32,719
Nonearning assets	417,720			304,757
Total assets	$4,594,615			$4,163,033

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$703,165	0.05%	$87	$614,480	0.06%	$89
Savings and money market deposits	1,179,152	0.07	219	1,158,955	0.09	252
Time deposits under $100,000	288,932	0.47	338	331,866	0.62	509
Time deposits $100,000 and over	734,456	0.21	382	642,349	0.28	453
Long-term debt	108,273	2.94	793	108,291	3.41	917
Total interest-bearing liabilities	3,013,978	0.24	1,819	2,855,941	0.31	2,220
Noninterest-bearing deposits	846,979			752,512
Other liabilities	67,777			70,567
Total liabilities	3,928,734			3,679,020
Shareholders' equity	655,932			474,041
Non-controlling interests	9,949			9,972
Total equity	665,881			484,013
Total liabilities and equity	$4,594,615			$4,163,033

Net interest income			$33,733			$30,499

Net interest margin		3.23%			3.17%

	Six Months Ended June 30,
	2013			2012
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$126,593	0.25%	$157	$103,860	0.25%	$128
Taxable investment securities (1)	1,497,547	1.93	14,415	1,533,916	1.98	15,210
Tax-exempt investment securities (1)	177,798	3.58	3,180	34,714	5.70	989
Loans and leases, including loans held for sale (2)	2,291,709	4.47	50,948	2,108,477	4.70	49,401
Federal Home Loan Bank stock	47,659	-	-	48,797	-	-
Total interest earning assets	4,141,306	3.33	68,700	3,829,764	3.44	65,728
Nonearning assets	369,491			302,961
Total assets	$4,510,797			$4,132,725

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$688,495	0.05%	$168	$592,242	0.06%	$175
Savings and money market deposits	1,175,573	0.07	436	1,152,396	0.10	551
Time deposits under $100,000	294,928	0.49	713	338,137	0.65	1,086
Time deposits $100,000 and over	722,405	0.21	766	646,929	0.30	949
Short-term borrowings	-	-	-	6	0.76	-
Long-term debt	108,276	3.10	1,662	111,315	3.36	1,860
Total interest-bearing liabilities	2,989,677	0.25	3,745	2,841,025	0.33	4,621
Noninterest-bearing deposits	834,167			740,093
Other liabilities	87,952			73,335
Total liabilities	3,911,796			3,654,453
Shareholders' equity	589,049			468,297
Non-controlling interests	9,952			9,975
Total equity	599,001			478,272
Total liabilities and equity	$4,510,797			$4,132,725

Net interest income			$64,955			$61,107

Net interest margin		3.15%			3.20%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $33.7 million for the second quarter of 2013, increased by $3.2 million, or 10.6%, from the second quarter of 2012, while taxable-equivalent net interest income for the first half of 2013 increased by $3.8 million, or 6.3%, to $65.0 million from the comparable prior year period. As further discussed below, the current quarter increase was primarily attributable to the recovery of interest on loans previously placed on nonaccrual status and a significant increase in average loans and leases and average tax-exempt investment securities, partially offset by the decline in average yields earned on our loans and leases and a decrease in average taxable investment securities. The increase in net interest income for the current quarter also reflects a 7 basis point (“bp”) decline in average rates paid on our interest-bearing liabilities, and a 1 bp increase in average yields earned on our interest-earning assets.

Consistent with the quarter, the year-to-date increase in taxable-equivalent net interest income was primarily attributable to the recovery of interest on loans previously placed on nonaccrual and a significant increase in average loans and leases and average tax-exempt investment securities, partially offset by the decline in average yields earned on our other interest-earning assets. The increase in net interest income for the first half of 2013 also reflects an 8 bp decline in average rates paid on our interest-bearing liabilities, which partially offset the 11 bp decline in average yields earned on our interest-earning assets.

Interest Income

Taxable-equivalent interest income of $35.6 million for the second quarter of 2013 increased by $2.8 million, or 8.7%, from the second quarter of 2012. The increase was primarily attributable to the recovery of interest on loans previously placed on nonaccrual status totaling $1.7 million, compared to $0.4 million in the comparable prior year period, and a significant increase in average loans and leases and tax-exempt investment securities, partially offset by a decrease in average yields earned on our loans and leases and a decrease in average taxable investment securities balances as described above. Average loans and leases and tax-exempt investment securities increased by $203.1 million and $124.0 million, respectively, compared to the second quarter of 2012, accounting for approximately $2.3 million and $1.5 million of the current quarter’s increase, respectively. Average yields earned on loans and leases and tax-exempt investment securities decreased by 5 bp and 137 bp, respectively, in the current quarter, lowering interest income by approximately $0.3 million and $0.2 million, respectively. Average taxable investment securities balances decreased by $38.4 million, lowering interest income by $0.2 million.

For the six months ended June 30, 2013, taxable-equivalent interest income increased by $3.0 million, or 4.5%, from the six months ended June 30, 2012. The increase was primarily attributable to the recovery of interest on loans previously placed on nonaccrual status totaling $2.0 million, compared to $1.0 million in the comparable prior year period, and a $183.2 million increase in average loans and leases and a $143.1 million increase in average tax-exempt investment securities resulting in an increase in interest income of $4.3 million and $4.1 million, respectively. Average yields earned on loans and leases, taxable and tax-exempt investment securities decreased by 23 bp, 5 bp, and 212 bp, respectively, in the first half of 2013, lowering interest income by approximately $2.4 million, $0.4 million, and $0.4 million, respectively. Average taxable investment securities balances decreased by $36.4 million in the six months ended June 30, 2013, lowering interest income by $0.4 million.

Interest Expense

Interest expense of $1.8 million for the second quarter of 2013 decreased by $0.4 million, or 18.1%, from the comparable prior year quarter. The decrease was attributable to the overall decline in average rates paid on interest-bearing liabilities. The 47 bp, 15 bp, 7 bp, and 2 bp decline in average rates paid on long-term debt, time deposits under $100,000, time deposits $100,000 and over, and savings and money market deposits, respectively, each contributed to $0.1 million of the current quarter decrease in interest expense.

For the six months ended June 30, 2013, interest expense decreased by $0.9 million, or 19.0%, from the six months ended June 30, 2012. The decrease was attributable to the 9 bp, 16 bp, 3 bp, and 26 bp decline in average rates paid on time deposits $100,000 and over, time deposits under $100,000, savings and money market deposits, and long-term debt, respectively, which contributed to $0.3 million, $0.3 million, $0.2 million, and $0.1 million, respectively, of the decrease in interest expense from the comparable prior year period.

Net Interest Margin

Our net interest margin was 3.23% for the second quarter of 2013, compared to 3.17% for the second quarter of 2012. Our net interest margin for the first half of 2013 was 3.15%, compared to 3.20% in the comparable prior year period. As described above, the increase in the net interest margin for the second quarter compared to the comparable prior year period was due primarily to the recovery of interest on loans previously placed on nonaccrual status and also reflected our deployment of excess liquidity into higher yielding loans and leases and investment securities and an overall reduction in our funding costs.

The decrease in the net interest margin for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 reflected the depressed interest rate environment and was primarily attributable to lower yields earned on our loans and leases and investment securities portfolios.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the second quarter of 2013.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,797	$3,510
Real estate:
Construction	17,086	38,742
Mortgage-residential	21,518	27,499
Mortgage-commercial	11,054	9,487
Leases	-	94
Total nonaccrual loans	53,455	79,332
Other real estate:
Real estate:
Construction	4,200	8,105
Mortgage-residential	3,028	2,372
Mortgage-commercial	209	209
Total other real estate	7,437	10,686
Total nonperforming assets	60,892	90,018

Accruing loans delinquent for 90 days or more:
Real estate:
Mortgage-residential	17	387
Consumer	-	116
Total accruing loans delinquent for 90 days or more	17	503

Restructured loans still accruing interest:
Commercial, financial and agricultural	427	447
Real estate:
Construction	9,317	9,522
Mortgage-residential	14,645	15,366
Mortgage-commercial	2,874	6,425
Total restructured loans still accruing interest	27,263	31,760

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$88,172	$122,281

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	2.54%	4.00%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for
sale and other real estate	2.54%	4.02%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage
of loans and leases, loans held for sale and other real estate	3.68%	5.43%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale, and foreclosed real estate, totaled $60.9 million at June 30, 2013, compared to $90.0 million at December 31, 2012. The decrease from December 31, 2012 was attributable to $25.5 million in repayments, $14.3 million in loans restored to accrual status, $3.1 million in sales of foreclosed properties, $1.6 million in charge-offs, and $0.6 million in write-downs, partially offset by $15.8 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland construction assets totaling $24.2 million, Hawaii residential mortgage assets totaling $5.3 million, Hawaii construction assets totaling $1.3 million, Hawaii commercial mortgage assets totaling $0.1 million, and Hawaii leasing assets totaling $0.1 million. Partially offsetting these net decreases were net increases in U.S. Mainland commercial mortgage assets totaling $1.7 million and Hawaii commercial assets totaling $0.3 million.

Restructured loans included in nonperforming assets at June 30, 2013 consisted of 51 Hawaii residential mortgage loans with a combined principal balance of $15.1 million, six Hawaii construction loans with a combined principal balance of $1.4 million, and a Hawaii commercial loan with a principal balance of $0.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $27.3 million of restructured loans still accruing interest at June 30, 2013, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$86,806	$114,322	$96,413	$122,093

Provision (credit) for loan and lease losses	(227)	(6,630)	(6,788)	(11,620)

Charge-offs:
Commercial, financial and agricultural	1,597	1,394	1,841	3,076
Real estate:
Construction	277	3,715	355	5,341
Mortgage-residential	380	173	794	373
Mortgage-commercial	-	320	3,674	320
Consumer	242	323	557	749
Leases	-	-	-	28
Total charge-offs	2,496	5,925	7,221	9,887

Recoveries:
Commercial, financial and agricultural	170	832	662	1,102
Real estate:
Construction	1,747	745	2,232	1,170
Mortgage-residential	243	262	474	379
Mortgage-commercial	703	2	957	4
Consumer	157	204	373	570
Leases	2	2	3	3
Total recoveries	3,022	2,047	4,701	3,228

Net charge-offs (recoveries)	(526)	3,878	2,520	6,659

Balance at end of period	$87,105	$103,814	$87,105	$103,814

Annualized ratio of net charge-offs to average loans	-0.09%	0.73%	0.22%	0.63%

Our Allowance at June 30, 2013 totaled $87.1 million, a decrease of $9.3 million, or 9.7%, from year-end 2012. The decrease in our Allowance was a direct result of a credit to the Provision of $6.8 million and $2.5 million in net loan charge-offs.

Our Provision was a credit of $0.2 million and $6.8 million during the second quarter and first half of 2013, respectively, compared to a credit of $6.6 million and $11.6 million in the second quarter and first half of 2012, respectively. Our net recoveries were $0.5 million during the second quarter of 2013, compared to net charge-offs of $3.9 million in the comparable prior year period. Our net charge-offs were $2.5 million during the first half of 2013, compared to $6.7 million in the comparable prior year period.

Our Allowance as a percentage of our total loan portfolio decreased from 4.37% at December 31, 2012 to 3.67% at June 30, 2013. Our Allowance as a percentage of our nonperforming assets increased from 107.10% at December 31, 2012 to 143.05% at June 30, 2013.

The decrease in the Allowance is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets, lower net loan charge-off activity, and is consistent with our belief that we have begun to see signs of stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland.

Depending on the overall performance of the local and national economies, the strength of the Hawaii and California commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen signs of stabilization, we cannot determine when, or if, the challenging economic conditions that we experienced over the past four years will further improve and whether or not recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Other Operating Income

Total other operating income of $17.8 million for the second quarter of 2013 increased by $4.2 million, or 30.8%, from the comparable prior year period. The increase was primarily due to higher net gains on sales of foreclosed assets of $7.7 million and higher other service charges and fees of $0.5 million, partially offset by lower unrealized gains on interest rate locks of $1.5 million, lower rental income from foreclosed properties of $0.8 million, lower service charges on deposit accounts of $0.7 million, lower income from bank-owned life insurance of $0.6 million, and lower gains on sales of residential loans of $0.5 million.

For the six months ended June 30, 2013, total other operating income of $30.8 million increased by $4.0 million, or 14.9%, from the comparable prior year period. The increase was primarily due to higher net gains on sales of foreclosed assets of $8.3 million and higher net gains on sales of residential mortgage loans of $0.6 million, partially offset by lower rental income from foreclosed properties of $2.1 million, lower service charges on deposit accounts of $1.4 million, lower unrealized gains on interest rate locks of $1.3 million, and lower income from bank-owned life insurance of $0.7 million.

Other Operating Expense

Total other operating expense for the second quarter of 2013 was $35.0 million, compared to $39.7 million in the comparable prior year period. The decrease was primarily attributable to lower legal and professional fees of $1.9 million, an accrual totaling $1.8 million related to the settlement of a legal proceeding against the Company recorded in the second quarter of 2012, lower net credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments) of $1.6 million, lower amortization of other intangible assets of $0.9 million, and lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $0.7 million, partially offset by a higher provision for repurchased residential mortgage loans of $1.7 million, higher salaries and employee benefits of $0.6 million, and higher net occupancy expense of $0.4 million.

For the six months ended June 30, 2013, total other operating expense of $67.8 million decreased by $7.2 million, or 9.6%, from the comparable prior year period. The decrease was primarily attributable to lower legal and professional fees of $3.6 million, lower net credit-related charges of $3.1 million, the aforementioned accrual totaling $1.8 million related to the settlement of a legal proceeding against the Company recorded in the second quarter of 2012, and lower FDIC insurance expense of $1.2 million, partially offset by higher salaries and employee benefits of $2.5 million.

Income Taxes

In the first quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against our net DTA during the third quarter of 2009. The valuation allowance was established during 2009 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $119.8 million in the first quarter of 2013.

In the second quarter of 2013, the Company recorded income tax expense of $1.9 million, which was attributable to the income tax liability generated from the sale of a foreclosed property at a gain of $7.2 million.

As of June 30, 2013, the remaining valuation allowance on our net DTA totaled $9.6 million. Net of this valuation allowance, the Company’s net DTA totaled $144.1 million as of June 30, 2013, compared to a fully reserved net deferred tax asset of $147.5 million as of December 31, 2012.

Financial Condition

Total assets at June 30, 2013 of $4.7 billion increased by $336.4 million from $4.4 billion at December 31, 2012.

Loans and Leases

Loans and leases, net of unearned income, of $2.4 billion at June 30, 2013, increased by $169.1 million, or 7.7%, from December 31, 2012. The increase was primarily due to net increases in the residential mortgage, commercial, and consumer loan portfolios totaling $99.4 million, $70.2 million, and $54.6 million, respectively, partially offset by a net reduction in the commercial mortgage loan, construction loan, and leases portfolios totaling $35.3 million, $16.7 million, and $3.0 million, respectively. The net increases in these portfolios reflect transfers of seven portfolio loans to other real estate totaling $3.2 million and charge-offs of loans and leases of $7.2 million.

Deposits

Total deposits of $3.9 billion at June 30, 2013 reflected an increase of $174.9 million, or 4.8%, from December 31, 2012. The increase was primarily attributable to increases in non-interest bearing demand deposits, interest-bearing demand deposits, and time deposits of $17.4 million, $47.9 million, and $114.9 million, respectively. These increases were partially offset by a decrease in savings and money market deposits of $5.4 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.0 billion at June 30, 2013 and increased by $38.0 million from December 31, 2012.

Capital Resources

Common Stock

Shareholders’ equity totaled $642.0 million at June 30, 2013, compared to $504.8 million at December 31, 2012. The increase in total shareholders’ equity was attributable to the $151.6 million in net income recognized during the first half of 2013.

In June 2013, the U.S. Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share.  On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand.  The warrant was being carried as a derivative liability on our balance sheet at $828 thousand as at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $76 thousand during the quarter related to the gain on the purchase of the warrant.  After the completion of this transaction, the U.S. Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

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

We began deferring interest and dividend payments on the subordinated debentures and the trust preferred securities in the third quarter of 2009. In March 2013, the Company elected to pay all deferred interest on its subordinated debentures and related dividend payments on its trust preferred securities and resume quarterly payments for each outstanding trust. As a result, the deferred accrued interest in the amount of $13.0 million was paid in full in March 2013 and the Company resumed quarterly payments on all five statutory trusts.

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we expect to recognize a gain of $1.0 million related to this transaction during the fourth quarter of 2013, which represents the next available date that these securities can be called. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. The investment is currently recorded at $9.0 million and is included in investments in unconsolidated subsidiaries on the Company’s consolidated balance sheet.

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

In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. CPF has not received dividends from the bank since September 2008. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2013, the bank had Statutory Retained Earnings of $170.4 million. In light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, elected to reinstate dividend payments and declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares. The dividend will be payable on September 16, 2013 to shareholders of record at the close of business on August 30, 2013. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures.

As of June 30, 2013, on a stand-alone basis, CPF had an available cash balance of approximately $30.3 million in order to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1, and total risk-based capital ratios of at least 5%, 6%, and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1, and total risk-based capital ratios as of June 30, 2013 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At June 30, 2013:
Tier 1 risk-based capital	$631,054	21.6%	$117,110	4.0%	$175,664	6.0%
Total risk-based capital	668,334	22.8	234,219	8.0	292,774	10.0
Leverage capital	631,054	14.2	177,310	4.0	221,637	5.0

At December 31, 2012:
Tier 1 risk-based capital	$609,394	22.5%	$108,128	4.0%	$162,192	6.0%
Total risk-based capital	644,044	23.8	216,256	8.0	270,320	10.0
Leverage capital	609,394	14.3	170,176	4.0	212,720	5.0

Central Pacific Bank
At June 30, 2013:
Tier 1 risk-based capital	$593,520	20.4%	$116,648	4.0%	$174,971	6.0%
Total risk-based capital	630,629	21.6	233,295	8.0	291,619	10.0
Leverage capital	593,520	13.4	177,127	4.0	221,408	5.0

At December 31, 2012:
Tier 1 risk-based capital	$580,860	21.5%	$108,229	4.0%	$162,343	6.0%
Total risk-based capital	615,523	22.7	216,457	8.0	270,572	10.0
Leverage capital	580,860	13.6	170,274	4.0	212,843	5.0

On July 2, 2013, the FRB approved a final rule to implement in the U.S. the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4%. The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On July 9, 2013, the FDIC also approved an interim final rule that is identical in substance to the final rules issued by the FRB.

The phase-in period of the final rules will not begin until January 1, 2015. Full compliance with all of the final rules requirements will be phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

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

The bank is a member of and maintained a $912.5 million line of credit with the FHLB as of June 30, 2013. Long-term borrowings under this arrangement totaled $23,000 at June 30, 2013, compared to $32,000 at December 31, 2012. There were no short-term borrowings under this arrangement at June 30, 2013 and December 31, 2012.

As of June 30, 2013, the bank’s pledged assets to the FHLB included investment securities with a fair value of $76.5 million and certain real estate loans totaling $1.2 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $48.7 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at June 30, 2013 and December 31, 2012. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $83.7 million at June 30, 2013. The Federal Reserve does not have the right to sell or repledge these loans.

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

We cannot provide any assurance on whether or when the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the bank's failure to comply with such requirements and restrictions may subject the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2013 would not result in a fluctuation of NII that would exceed the established policy limits.

This discussion should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the information set forth in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Interest Rate Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 6. Exhibits

Exhibit No.	Document

10.1	Central Pacific Financial Corp. 2013 Stock Compensation Plan (the “2013 Plan”) +

10.2	Form of Stock Option Grant Agreement pursuant to the 2013 Plan +

10.3	Form of Restricted Stock Grant Agreement to the 2013 Plan +

10.4	Form of Restricted Stock Unit Agreement to the 2013 Plan +

10.5	Form of Stock Appreciation Rights Grant Agreement to the 2013 Plan +

10.6	Form of Key Employee Restricted Stock Unit Grant Agreement to the 2013 Plan +

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

+   Filed as exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6  to the Company’s Current Report on Form 8-K with the Securities and
     Exchange Commission on May 1, 2013, and incorporated herein by reference.

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 8, 2013	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: August 8, 2013	/s/ Denis K. Isono
Denis K. Isono
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Document

10.1	Central Pacific Financial Corp. 2013 Stock Compensation Plan (the “2013 Plan”) +

10.2	Form of Stock Option Grant Agreement pursuant to the 2013 Plan +

10.3	Form of Restricted Stock Grant Agreement to the 2013 Plan +

10.4	Form of Restricted Stock Unit Agreement to the 2013 Plan +

10.5	Form of Stock Appreciation Rights Grant Agreement to the 2013 Plan +

10.6	Form of Key Employee Restricted Stock Unit Grant Agreement to the 2013 Plan +

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

+   Filed as exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6  to the Company’s Current Report on Form 8-K with the Securities and
     Exchange Commission on May 1, 2013, and incorporated herein by reference.

*   Filed herewith.

** Furnished herewith.