Form 10-Q
period 2013-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2013-11-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares outstanding of registrant’s common stock, no par value, on October 30, 2013 was 42,091,180 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2013 and December 31, 2012

Consolidated Statements of Income Three and nine months ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive Income Three and nine months ended September 30, 2013 and 2012

Consolidated Statements of Changes in Equity Nine months ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows Nine months ended September 30, 2013 and 2012

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$59,400	$56,473
Interest-bearing deposits in other banks	37,499	120,902
Investment securities:
Available for sale, at fair value	1,501,948	1,536,745
Held to maturity (fair value of $245,519 at September 30, 2013 and $162,528 at December 31, 2012)	255,663	161,848
Total investment securities	1,757,611	1,698,593

Loans held for sale	12,437	38,283
Loans and leases	2,484,318	2,203,944
Less allowance for loan and lease losses	85,228	96,413
Net loans and leases	2,399,090	2,107,531

Premises and equipment, net	48,151	48,759
Accrued interest receivable	13,765	13,896
Investment in unconsolidated subsidiaries	18,558	10,975
Other real estate	5,761	10,686
Other intangible assets	33,621	37,499
Bank-owned life insurance	148,903	147,411
Federal Home Loan Bank stock	46,626	47,928
Other assets	163,061	31,432
Total assets	$4,744,483	$4,370,368

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$878,262	$843,292
Interest-bearing demand	739,421	672,838
Savings and money market	1,212,488	1,186,011
Time	1,076,093	978,631
Total deposits	3,906,264	3,680,772

Short-term borrowings	28,000	-
Long-term debt	108,268	108,281
Other liabilities	48,415	66,536
Total liabilities	4,090,947	3,855,589

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding
none at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding
42,091,180 and 41,867,046 shares at September 30, 2013 and December 31, 2012, respectively	784,473	784,512
Surplus	73,735	70,567
Accumulated deficit	(191,014)	(349,427)
Accumulated other comprehensive loss	(13,718)	(830)
Total shareholders' equity	653,476	504,822
Non-controlling interest	60	9,957
Total equity	653,536	514,779
Total liabilities and equity	$4,744,483	$4,370,368

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans and leases	$26,414	$24,241	$77,362	$73,642
Interest and dividends on investment securities:
Taxable interest	8,114	6,641	22,518	21,844
Tax-exempt interest	992	704	3,059	1,347
Dividends	5	4	16	11
Interest on deposits in other banks	21	84	178	212
Dividends on Federal Home Loan Bank stock	12	-	12	-
Total interest income	35,558	31,674	103,145	97,056

Interest expense:
Interest on deposits:
Demand	91	83	259	258
Savings and money market	227	232	663	783
Time	671	869	2,150	2,904
Interest on short-term borrowings	3	-	3	-
Interest on long-term debt	795	930	2,457	2,790
Total interest expense	1,787	2,114	5,532	6,735

Net interest income	33,771	29,560	97,613	90,321
Provision (credit) for loan and lease losses	(3,189)	(4,982)	(9,977)	(16,602)
Net interest income after provision for loan and lease losses	36,960	34,542	107,590	106,923

Other operating income:
Service charges on deposit accounts	1,776	2,130	4,950	6,719
Other service charges and fees	4,931	4,538	13,904	13,115
Income from fiduciary activities	724	662	2,107	1,930
Equity in earnings of unconsolidated subsidiaries	513	171	733	386
Fees on foreign exchange	149	165	348	447
Investment securities gains	-	789	-	789
Loan placement fees	81	114	408	547
Net gain on sales of residential loans	1,476	4,713	8,492	11,084
Net gain on sales of foreclosed assets	276	1,109	8,528	1,109
Income from bank-owned life insurance	611	741	1,492	2,274
Other	1,393	1,906	1,810	5,484
Total other operating income	11,930	17,038	42,772	43,884

Other operating expense:
Salaries and employee benefits	19,167	17,256	55,944	51,511
Net occupancy	3,802	3,629	10,651	10,159
Equipment	952	1,030	2,788	3,008
Amortization of other intangible assets	1,637	2,698	5,994	7,490
Communication expense	907	872	2,727	2,542
Legal and professional services	2,155	2,772	6,410	10,635
Computer software expense	1,056	959	3,182	2,852
Advertising expense	601	906	2,141	2,632
Foreclosed asset expense	(12)	3,972	993	6,467
Write down of assets	-	827	-	2,586
Other	6,247	5,938	13,435	15,914
Total other operating expense	36,512	40,859	104,265	115,796

Income before income taxes	12,378	10,721	46,097	35,011
Income tax expense (benefit)	2,174	-	(115,683)	-
Net income	$10,204	$10,721	$161,780	$35,011

Per common share data:
Basic earnings per share	$0.24	$0.26	$3.86	$0.84
Diluted earnings per share	0.24	0.26	3.83	0.83
Cash dividends declared	0.08	-	0.08	-
Shares used in computation:
Basic shares	42,028	41,764	41,934	41,704
Diluted shares	42,421	42,016	42,263	41,961

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net income	$10,204	$10,721	$161,780	$35,011
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on investment securities	2,667	8,062	(25,256)	6,278
Net unrealized gain (loss) on derivatives	-	(3)	10,993	(934)
Defined benefit plans	375	588	1,375	1,765
Other comprehensive income (loss), net of tax	3,042	8,647	(12,888)	7,109
Comprehensive income	$13,246	$19,368	$148,892	$42,120

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
					Other	Non-
	Preferred	Common		Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2012	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	-	-	-	161,780	-	-	161,780
Other comprehensive loss	-	-	-	-	(12,888)	-	(12,888)
Cash dividends ($0.08 per share)	-	-	-	(3,367)	-	-	(3,367)
1,782 net shares of common stock
purchased by directors' deferred
compensation plan	-	(39)	-	-	-	-	(39)
Share-based compensation	-	-	3,168	-	-	-	3,168
Non-controlling interests	-	-	-	-	-	(9,897)	(9,897)
Balance at September 30, 2013	$-	$784,473	$73,735	$(191,014)	$(13,718)	$60	$653,536

Balance at December 31, 2011	$-	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420
Net income	-	-	-	35,011	-	-	35,011
Other comprehensive income	-	-	-	-	7,109	-	7,109
4,291 net shares of common stock
purchased by directors' deferred
compensation plan	-	(27)	-	-	-	-	(27)
Share-based compensation	-	-	2,509	-	-	-	2,509
Non-controlling interests	-	-	-	-	-	(17)	(17)
Balance at September 30, 2012	$-	$784,512	$69,094	$(361,837)	$9,273	$9,963	$511,005

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$161,780	$35,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(9,977)	(16,602)
Depreciation and amortization	4,528	4,760
Write down of assets	-	2,586
Write down of other real estate, net of gain on sale	(7,989)	3,032
Amortization of other intangible assets	5,994	7,490
Net amortization of investment securities	10,766	11,764
Share-based compensation	3,168	2,509
Net gain on investment securities	-	(789)
Net gain on sales of residential loans	(8,492)	(11,084)
Proceeds from sales of loans held for sale	545,199	675,799
Originations of loans held for sale	(510,861)	(650,920)
Equity in earnings of unconsolidated subsidiaries	(733)	(386)
Increase in cash surrender value of bank-owned life insurance	(1,492)	(4,203)
Deferred income taxes	(115,683)	-
Premium paid on repurchases of preferred stock of subsidiaries	1,895	-
Net change in other assets and liabilities	(8,425)	(16,279)
Net cash provided by operating activities	69,678	42,688

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	387,409	315,723
Proceeds from sales of investment securities available for sale	-	130,076
Purchases of investment securities available for sale	(501,502)	(457,041)
Proceeds from maturities of and calls on investment securities held to maturity	9,980	689
Purchases of investment securities held to maturity	(4,595)	(163,498)
Net loan originations	(258,612)	(58,467)
Purchases of loan portfolios	(37,104)	-
Proceeds from sales of loans originated for investment	10,679	10,340
Proceeds from sale of other real estate	16,375	14,960
Proceeds from bank-owned life insurance	-	1,997
Purchases of premises and equipment	(3,920)	(2,770)
Distributions from unconsolidated subsidiaries	553	455
Contributions to unconsolidated subsidiaries	(9,050)	-
Proceeds from redemption of FHLB stock	1,302	434
Net cash used in investing activities	(388,485)	(207,102)

Cash flows from financing activities:
Net increase in deposits	225,492	178,062
Repayments of long-term debt	(13)	(50,013)
Net increase (decrease) in short-term borrowings	28,000	(34)
Cash dividends paid on common stock	(3,367)	-
Repurchases of preferred stock of subsidiaries	(11,781)	-
Net cash provided by financing activities	238,331	128,015

Net decrease in cash and cash equivalents	(80,476)	(36,399)
Cash and cash equivalents at beginning of period	177,375	257,072
Cash and cash equivalents at end of period	$96,899	$220,673

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,436	$4,489
Income taxes	5	1
Cash received during the period for:
Income taxes	-	396
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$39	$27
Net reclassification of loans to other real estate	3,461	2,973
Net reclassification of loans held for sale to other real estate	-	716
Net transfer of loans to loans held for sale	-	1,487
Net transfer of investment securities available for sale to held to maturity	101,669	-

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
	(Dollars in thousands)
September 30, 2013
Available for Sale
Debt securities:
U.S. Government sponsored entities	$127,124	$1,268	$-	$128,392
States and political subdivisions	190,715	383	(11,074)	180,024
Corporations	140,119	1,586	(1,702)	140,003
Mortgage-backed securities:
U.S. Government sponsored entities	974,008	11,221	(11,884)	973,345
Non-agency collateralized mortgage obligations	83,449	273	(4,376)	79,346
Other	742	96	-	838
Total	$1,516,157	$14,827	$(29,036)	$1,501,948

Held to Maturity
Mortgage-backed securities - U.S. Government sponsored entities	$255,663	$19	$(10,163)	$245,519

December 31, 2012
Available for Sale
Debt securities:
U.S. Government sponsored entities	$278,198	$2,741	$-	$280,939
States and political subdivisions	184,274	2,831	(1,194)	185,911
Corporations	125,649	2,360	(63)	127,946
Mortgage-backed securities:
U.S. Government sponsored entities	925,018	17,548	(1,523)	941,043
Other	866	40	-	906
Total	$1,514,005	$25,520	$(2,780)	$1,536,745

Held to Maturity
Mortgage-backed securities - U.S. Government sponsored entities	$161,848	$695	$(15)	$162,528

The amortized cost and estimated fair value of investment securities at September 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for Sale
Due in one year or less	$70,174	$70,587
Due after one year through five years	136,515	138,509
Due after five years through ten years	119,674	116,767
Due after ten years	131,595	122,556
Mortage-backed securities	1,057,457	1,052,691
Other	742	838
Total	$1,516,157	$1,501,948

Held to Maturity
Mortage-backed securities	$255,663	$245,519

We did not sell any available for sale securities during the first nine months of 2013.

During the three and nine months ended September 30, 2012, we sold certain available for sale investment securities for gross proceeds of $127.4 million and $130.1 million, respectively. Gross realized gains and losses on the sales of the available for sale investment securities were $1.7 million and $0.9 million, respectively, during the three and nine months ended September 30, 2012. The specific identification method was also used as the basis for determining the cost of all securities sold.

Investment securities of $901.3 million and $905.5 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 280 and 118 investment securities which were in an unrealized loss position at September 30, 2013 and December 31, 2012, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2013:
Debt securities:
States and political subdivisions	$171,260	$(11,074)	$-	$-	$171,260	$(11,074)
Corporations	68,445	(1,702)	-	-	68,445	(1,702)
Mortgage-backed securities:
U.S. Government sponsored entities	697,996	(22,047)	-	-	697,996	(22,047)
Non-agency collateralized mortgage obligations	59,187	(4,376)	-	-	59,187	(4,376)
Total temporarily impaired securities	$996,888	$(39,199)	$-	$-	$996,888	$(39,199)

At December 31, 2012:
Debt securities:
States and political subdivisions	$73,128	$(1,194)	$-	$-	$73,128	$(1,194)
Corporations	23,205	(63)	-	-	23,205	(63)
Mortgage-backed securities:
U.S. Government sponsored entities	206,981	(1,538)	-	-	206,981	(1,538)
Total temporarily impaired securities	$303,314	$(2,795)	$-	$-	$303,314	$(2,795)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

Commercial, financial and agricultural	$367,923	$246,278
Real estate:
Construction	73,387	96,240
Mortgage - residential	1,195,847	1,035,273
Mortgage - commercial	614,860	673,506
Consumer	226,338	143,387
Leases	6,539	10,504
	2,484,894	2,205,188
Unearned income	(576)	(1,244)
Total loans and leases	$2,484,318	$2,203,944

During the nine months ended September 30, 2013, we transferred nine loans with a carrying value of $3.5 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category during the nine months ended September 30, 2013. In June 2013, we purchased an auto loan portfolio for $21.6 million, which represented a $0.8 million premium over the $20.8 million outstanding balance. At the time of purchase, the auto loan portfolio had a weighted average remaining term of 76 months. During the nine months ended September 30, 2013, we also purchased participation interests in student loans totaling $15.5 million, which represented the outstanding balance. At the time of purchases, the student loans had a weighted average remaining term of 122 months.

During the nine months ended September 30, 2012, we transferred three loans, two of which was non-performing, to the held-for-sale category. In addition, we transferred 15 loans with a carrying value of $3.0 million to other real estate. No portfolio loans were purchased during the nine months ended September 30, 2012.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of September 30, 2013 and December 31, 2012:

	Commercial,	Real estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
September 30, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$403	$1,576	$-	$-	$-	$-	$1,979
Collectively evaluated for impairment	12,534	2,945	26,782	30,112	4,820	56	77,249
	12,937	4,521	26,782	30,112	4,820	56	79,228
Unallocated							6,000
Total ending balance	$12,937	$4,521	$26,782	$30,112	$4,820	$56	$85,228

Loans and leases:
Individually evaluated for impairment	$3,945	$20,638	$36,298	$20,418	$-	$-	$81,299
Collectively evaluated for impairment	363,978	52,749	1,159,549	594,442	226,338	6,539	2,403,595
	367,923	73,387	1,195,847	614,860	226,338	6,539	2,484,894
Unearned income	307	(184)	1,116	(1,065)	(750)	-	(576)
Total ending balance	$368,230	$73,203	$1,196,963	$613,795	$225,588	$6,539	$2,484,318

December 31, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$882	$1,582	$272	$270	$-	$5	$3,011
Collectively evaluated for impairment	4,105	2,928	29,638	48,230	2,421	80	87,402
	4,987	4,510	29,910	48,500	2,421	85	90,413
Unallocated							6,000
Total ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$96,413

Loans and leases:
Individually evaluated for impairment	$3,957	$48,264	$42,865	$15,911	$-	$95	$111,092
Collectively evaluated for impairment	242,321	47,976	992,408	657,595	143,387	10,409	2,094,096
	246,278	96,240	1,035,273	673,506	143,387	10,504	2,205,188
Unearned income	(60)	(46)	124	(1,258)	(4)	-	(1,244)
Total ending balance	$246,218	$96,194	$1,035,397	$672,248	$143,383	$10,504	$2,203,944

The following table presents by class, impaired loans as of September 30, 2013 and December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
September 30, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$980	$980	$-
Real estate:
Construction	15,429	9,043	-
Mortgage - residential	42,191	36,298	-
Mortgage - commercial	26,395	20,418	-
Total impaired loans with no related allowance recorded	84,995	66,739	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,445	2,965	403
Real estate:
Construction	13,672	11,595	1,576
Total impaired loans with an allowance recorded	18,117	14,560	1,979
Total	$103,112	$81,299	$1,979

December 31, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,225	$526	$-
Real estate:
Construction	52,352	36,664	-
Mortgage - residential	47,364	41,894	-
Mortgage - commercial	13,616	13,211	-
Total impaired loans with no related allowance recorded	114,557	92,295	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,807	3,431	882
Real estate:
Construction	13,678	11,600	1,582
Mortgage - residential	1,935	971	272
Mortgage - commercial	3,939	2,700	270
Leases	95	95	5
Total impaired loans with an allowance recorded	24,454	18,797	3,011
Total	$139,011	$111,092	$3,011

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial
& agricultural	$4,104	$6	$3,956	$1	$4,189	$18	$3,304	$30
Real estate:
Construction	20,812	942	48,412	83	28,149	1,409	58,893	728
Mortgage - residential	36,228	24	46,036	120	38,909	352	48,418	298
Mortgage - commercial	19,436	441	17,994	162	22,286	623	19,589	330
Leases	-	-	252	-	43	-	135	-
Total	$80,580	$1,413	$116,650	$366	$93,576	$2,402	$130,339	$1,386

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of September 30, 2013 and December 31, 2012:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
September 30, 2013
Commercial, financial
& agricultural	$245	$104	$-	$3,529	$3,878	$364,352	$368,230
Real estate:
Construction	-	-	-	16,497	16,497	56,706	73,203
Mortgage - residential	485	1,893	19	20,703	23,100	1,173,863	1,196,963
Mortgage - commercial	240	-	-	12,559	12,799	600,996	613,795
Consumer	528	140	18	-	686	224,902	225,588
Leases	-	-	-	-	-	6,539	6,539
Total	$1,498	$2,137	$37	$53,288	$56,960	$2,427,358	$2,484,318

December 31, 2012
Commercial, financial
& agricultural	$123	$139	$-	$3,510	$3,772	$242,446	$246,218
Real estate:
Construction	124	-	-	38,742	38,866	57,328	96,194
Mortgage - residential	8,330	590	387	27,499	36,806	998,591	1,035,397
Mortgage - commercial	219	-	-	9,487	9,706	662,542	672,248
Consumer	249	169	116	-	534	142,849	143,383
Leases	-	-	-	94	94	10,410	10,504
Total	$9,045	$898	$503	$79,332	$89,778	$2,114,166	$2,203,944

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2013 consisted of 45 Hawaii residential mortgage loans with a combined principal balance of $13.7 million, a U.S Mainland commercial mortgage loan with a principal balance of $9.1 million, three Hawaii construction loans with a combined principal balance of $1.3 million, and a Hawaii commercial loan with a principal balance of $0.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $27.8 million of TDRs still accruing interest at September 30, 2013, none of which were more than 90 days delinquent. At December 31, 2012, there were $31.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loans modified in a TDR are typically on nonaccrual status. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, the loans modified in a TDR did not have a material effect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and nine months ended September 30, 2013.

The following table presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2013 and 2012:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Three months ended September 30, 2013
Real estate:
Mortgage - residential	1	$241	$-
Mortgage - commercial	1	9,099	-
Total	2	$9,340	$-

Three months ended September 30, 2012
Commercial, financial & agricultural	1	$457	$-
Real estate:
Construction	4	9,838	-
Mortgage - residential	3	1,226	155
Total	8	$11,521	$155

Nine months ended September 30, 2013
Commercial, financial & agricultural	1	$564	$-
Real estate:
Construction	1	184	-
Mortgage - residential	4	1,860	-
Mortgage - commercial	1	9,099	-
Total	7	$11,707	$-

Nine months ended September 30, 2012
Real estate:
Construction	2	$10,593	$3,014
Mortgage - residential	26	9,635	447
Total	28	$20,228	$3,461

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Commercial, financial
& agricultural	-	$-	-	$-	1	$564	-	$-
Real estate:
Construction	-	-	3	4,668	1	184	7	6,207
Mortgage - residential	-	-	1	93	3	1,330	4	878
Mortgage - commercial	-	-	-	-	-	-	2	6,212
Total	-	$-	4	$4,761	5	$2,078	13	$13,297

Credit Quality Indicators

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes loans and leases with an outstanding balance greater than $0.5 million and non-homogeneous loans and leases, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Substandard. Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or by the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of September 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Less: Unearned Income	Total
	(Dollars in thousands)
September 30, 2013
Commercial, financial
& agricultural	$355,519	$6,308	$6,096	$-	$-	$(307)	$368,230
Real estate:
Construction	53,736	-	19,651	-	-	184	73,203
Mortgage - residential	1,171,598	1,044	23,205	-	-	(1,116)	1,196,963
Mortgage - commercial	555,679	24,081	35,100	-	-	1,065	613,795
Consumer	226,301	-	37	-	-	750	225,588
Leases	6,539	-	-	-	-	-	6,539
Total	$2,369,372	$31,433	$84,089	$-	$-	$576	$2,484,318

December 31, 2012
Commercial, financial
& agricultural	$232,062	$6,609	$7,607	$-	$-	$60	$246,218
Real estate:
Construction	42,619	9,635	43,986	-	-	46	96,194
Mortgage - residential	1,003,268	1,109	30,896	-	-	(124)	1,035,397
Mortgage - commercial	577,638	65,114	30,754	-	-	1,258	672,248
Consumer	143,258	-	129	-	-	4	143,383
Leases	9,860	274	370	-	-	-	10,504
Total	$2,008,705	$82,741	$113,742	$-	$-	$1,244	$2,203,944

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2013 and December 31, 2012, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Aagricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended September 30, 2013
Beginning balance	$9,653	$6,460	$25,613	$35,461	$3,848	$70	$6,000	$87,105
Provision (credit) for loan
and lease losses	3,385	(2,505)	1,141	(6,486)	1,292	(16)	-	(3,189)
	13,038	3,955	26,754	28,975	5,140	54	6,000	83,916
Charge-offs	360	3	63	-	466	-	-	892
Recoveries	259	569	91	1,137	146	2	-	2,204
Net charge-offs (recoveries)	101	(566)	(28)	(1,137)	320	(2)	-	(1,312)
Ending balance	$12,937	$4,521	$26,782	$30,112	$4,820	$56	$6,000	$85,228

Three Months Ended September 30, 2012
Beginning balance	$6,262	$12,331	$29,821	$47,242	$2,008	$150	$6,000	$103,814
Provision (credit) for loan
and lease losses	(465)	(3,127)	2,981	(4,780)	434	(25)	-	(4,982)
	5,797	9,204	32,802	42,462	2,442	125	6,000	98,832
Charge-offs	476	1,813	757	-	398	-	-	3,444
Recoveries	208	353	236	472	269	2	-	1,540
Net charge-offs (recoveries)	268	1,460	521	(472)	129	(2)	-	1,904
Ending balance	$5,529	$7,744	$32,281	$42,934	$2,313	$127	$6,000	$96,928

Nine Months Ended September 30, 2013
Beginning balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	9,230	(2,432)	(2,836)	(16,808)	2,903	(34)	-	(9,977)
	14,217	2,078	27,074	31,692	5,324	51	6,000	86,436
Charge-offs	2,201	358	857	3,674	1,023	-	-	8,113
Recoveries	921	2,801	565	2,094	519	5	-	6,905
Net charge-offs (recoveries)	1,280	(2,443)	292	1,580	504	(5)	-	1,208
Ending balance	$12,937	$4,521	$26,782	$30,112	$4,820	$56	$6,000	$85,228

Nine Months Ended September 30, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	1,661	(15,255)	60	(4,951)	286	(403)	2,000	(16,602)
	7,771	13,375	32,796	42,778	2,621	150	6,000	105,491
Charge-offs	3,552	7,154	1,130	320	1,147	28	-	13,331
Recoveries	1,310	1,523	615	476	839	5	-	4,768
Net charge-offs (recoveries)	2,242	5,631	515	(156)	308	23	-	8,563
Ending balance	$5,529	$7,744	$32,281	$42,934	$2,313	$127	$6,000	$96,928

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $3.2 million and $10.0 million in the third quarter and first nine months of 2013, respectively, compared to a credit of $5.0 million and $16.6 million in the third quarter and first nine months of 2012. The decrease in our Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by declines in nonperforming assets and lower levels of net charge-offs.

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

All unsold mortgage-backed securities were categorized as available for sale securities and were therefore recorded at their fair value of $4.0 million and $6.3 million at September 30, 2013 and December 31, 2012, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.4 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2013 and December 31, 2012, respectively.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the nine months ended September 30, 2013:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$15,378	$22,121	$37,499
Additions	-	2,116	2,116
Amortization	(2,006)	(3,988)	(5,994)
Balance, end of period	$13,372	$20,249	$33,621

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.5 million and $2.1 million for the three and nine months ended September 30, 2013, respectively, compared to $1.8 million and $4.3 million for the three and nine months ended September 30, 2012, respectively. Amortization of mortgage servicing rights was $1.0 million and $4.0 million for the three and nine months ended September 30, 2013, respectively, compared to $2.0 million and $4.5 million for the three and nine months ended September 30, 2012, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)

Fair market value, beginning of period	$22,356	$23,149
Fair market value, end of period	20,763	22,894
Weighted average discount rate	8.0%	8.0%
Weighted average prepayment speed assumption	14.2	14.4

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(31,270)	$13,372	$44,642	$(29,264)	$15,378
Mortgage servicing rights	53,855	(33,606)	20,249	51,739	(29,618)	22,121
Customer relationships	-	-	-	1,400	(1,400)	-
Non-compete agreements	-	-	-	300	(300)	-
	$98,497	$(64,876)	$33,621	$98,081	$(60,582)	$37,499

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2013, estimated amortization expense for the remainder of fiscal 2013, the next five succeeding fiscal years are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2013 (remainder)	$669	$756	$1,425
2014	2,674	2,574	5,248
2015	2,674	1,821	4,495
2016	2,674	1,268	3,942
2017	2,674	837	3,511
2018	2,007	505	2,512
Thereafter	-	12,488	12,488
	$13,372	$20,249	$33,621

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2013, we were a party to interest rate lock and forward sale commitments on $40.1 million and $41.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2013	Fair Value at December 31, 2012	Fair Value at September 30, 2013	Fair Value at December 31, 2012
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$986	$303	$732	$551

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended September 30, 2013
Interest rate contracts	$-

Three Months Ended September 30, 2012
Interest rate contracts	3

Nine Months Ended September 30, 2013
Interest rate contracts	(394)

Nine Months Ended September 30, 2012
Interest rate contracts	934

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended September 30, 2013
Interest rate contracts	Other operating income	$1,034

Three Months Ended September 30, 2012
Interest rate contracts	Other operating income	488

Nine Months Ended September 30, 2013
Interest rate contracts	Other operating income	503

Nine Months Ended September 30, 2012
Interest rate contracts	Other operating income	1,217

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At September 30, 2013, our bank maintained a $47.3 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of September 30, 2013, certain commercial and commercial real estate loans totaling $81.5 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

The bank is a member of and maintained a $907.8 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of September 30, 2013. Short-term and long-term borrowings under this arrangement totaled $28.0 million and $18,500 at September 30, 2013, respectively, compared to $32,000 of long-term borrowings at December 31, 2012. There were no short-term borrowings under this arrangement at December 31, 2012. At September 30, 2013 the bank’s pledged assets to the FHLB included investment securities with a fair value of $64.8 million and certain real estate loans totaling $1.3 billion.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. The investment is currently recorded at $9 million and is included in investments in unconsolidated subsidiaries on the Company’s consolidated balance sheet. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities and $0.5 million in common stock of the Trust. On October 7, 2013, the Company called these securities.

11.   EQUITY

In June 2013, the U.S. Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. The warrant was being carried as a derivative liability on our balance sheet at $828 thousand at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $76 thousand during the quarter related to the gain on the purchase of the warrant. After the completion of this transaction, the U.S. Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

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

As set forth above, our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current which occurred in March 2013. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2013, the bank had Statutory Retained Earnings of $175.5 million. In light of the Company's improved capital position and financial condition, our Board and management, in consultation with our regulators, declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares on October 29, 2013. The dividend will be payable on December 16, 2013 to shareholders of record at the close of business on November 29, 2013. This represents our second consecutive quarterly cash dividend.

12.  SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2013	1,098,806	$14.61
Changes during the period:
Granted	111,542	15.69
Vested	(279,104)	14.65
Forfeited	(53,967)	14.68
Nonvested at September 30, 2013	877,277	14.73

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended September 30, 2013
Net unrealized gain on investment securities:
Net unrealized gain arising during the period	$5,476	$2,809	$2,667
Net unrealized gain on investment securities	5,476	2,809	2,667

Defined benefit plans:
Amortization of accumulated benefit plan losses	617	248	369
Amortization of unrecognized transition obligations	4	1	3
Amortization of prior service cost	5	2	3
Defined benefit plans, net	626	251	375

Other comprehensive income	$6,102	$3,060	$3,042

Three Months Ended September 30, 2012
Net unrealized gain on investment securities:
Net unrealized gain arising during the period	$9,444	$-	$9,444
Less: Reclassification adjustment for gain realized in net income	(1,382)	-	(1,382)
Net unrealized gain on investment securities	8,062	-	8,062

Net unrealized loss on derivatives:
Reclassification adjustment for gain realized in net income	(3)	-	(3)
Net unrealized loss on derivatives	(3)	-	(3)

Defined benefit plans:
Amortization of accumulated benefit plan losses	580	-	580
Amortization of unrecognized transition obligations	4	-	4
Amortization of prior service cost	4	-	4
Defined benefit plans, net	588	-	588

Other comprehensive income	$8,647	$-	$8,647

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Nine Months Ended September 30, 2013
Net unrealized loss on investment securities:
Net unrealized loss arising during the period	$(38,924)	$(13,668)	$(25,256)
Net unrealized loss on investment securities	(38,924)	(13,668)	(25,256)

Net unrealized gain on derivatives:
Reclassification adjustment for loss realized in net income	394	(10,599)	10,993
Net unrealized gain on derivatives	394	(10,599)	10,993

Defined benefit plans:
Amortization of accumulated benefit plan losses	1,851	496	1,355
Amortization of unrecognized transition obligations	12	3	9
Amortization of prior service cost	15	4	11
Defined benefit plans, net	1,878	503	1,375

Other comprehensive loss	$(36,652)	$(23,764)	$(12,888)

Nine Months Ended September 30, 2012
Net unrealized gain on investment securities:
Net unrealized gain arising during the period	$7,660	$-	$7,660
Less: Reclassification adjustment for gain realized in net income	(1,382)	-	(1,382)
Net unrealized gain on investment securities	6,278	-	6,278

Net unrealized loss on derivatives:
Reclassification adjustment for gain realized in net income	(934)	-	(934)
Net unrealized loss on derivatives	(934)	-	(934)

Defined benefit plans:
Amortization of accumulated benefit plan losses	1,740	-	1,740
Amortization of unrecognized transition obligations	12	-	12
Amortization of prior service cost	13	-	13
Defined benefit plans, net	1,765	-	1,765

Other comprehensive income	$7,109	$-	$7,109

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2013 and 2012:

			Defined	Accumulated Other
	Investment		Benefit	Comprehensive
	Securities	Derivatives	Plans	Income (Loss)
	(Dollars in thousands)
Three Months Ended September 30, 2013
Balance at beginning of period	$(5,183)	$-	$(11,577)	$(16,760)
Other comprehensive income before reclassifications	2,667	-	-	2,667
Amounts reclassified from AOCI	-	-	375	375
Total other comprehensive income	2,667	-	375	3,042
Balance at end of period	$(2,516)	$-	$(11,202)	$(13,718)

Three Months Ended September 30, 2012
Balance at beginning of period	$22,227	$(11,490)	$(10,111)	$626
Other comprehensive income before reclassifications	9,444	-	-	9,444
Amounts reclassified from AOCI	(1,382)	(3)	588	(797)
Total other comprehensive income (loss)	8,062	(3)	588	8,647
Balance at end of period	$30,289	$(11,493)	$(9,523)	$9,273

Nine Months Ended September 30, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)
Other comprehensive loss before reclassifications	(25,256)	-	-	(25,256)
Amounts reclassified from AOCI	-	10,993	1,375	12,368
Total other comprehensive income (loss)	(25,256)	10,993	1,375	(12,888)
Balance at end of period	$(2,516)	$-	$(11,202)	$(13,718)

Nine Months Ended September 30, 2012
Balance at beginning of period	$24,011	$(10,559)	$(11,288)	$2,164
Other comprehensive income before reclassifications	7,660	-	-	7,660
Amounts reclassified from AOCI	(1,382)	(934)	1,765	(551)
Total other comprehensive income (loss)	6,278	(934)	1,765	7,109
Balance at end of period	$30,289	$(11,493)	$(9,523)	$9,273

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

			Affected Line Item in
Details about AOCI Components	Amount Reclassified		the Statement Where
(Dollars in thousands)	from AOCI		Net Income is Presented
	Three months ended September 30,
	2013	2012
Sale of investment securities available for sale
	$-	$1,382	Investment securities gain
	-	-	Tax expense
	$-	$1,382	Net of tax

Unrealized gain on derivatives
	$-	$3	Interest income
	-	-	Tax expense
	$-	$3	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(617)	$(580)	(1)
Transition obligations	(4)	(4)	(1)
Prior service cost	(5)	(4)	(1)
	(626)	(588)	Total before tax
	251	-	Tax benefit
	$(375)	$(588)	Net of tax

Total reclassifications for the period	$(375)	$797	Net of tax

	Nine months ended September 30,
	2013	2012
Sale of investment securities available for sale
	$-	$1,382	Investment securities gain
	-	-	Tax expense
	$-	$1,382	Net of tax

Unrealized gain (loss) on derivatives
	$(394)	$934	Interest income
	(10,599)	-	Tax expense
	$(10,993)	$934	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(1,851)	$(1,740)	(1)
Transition obligations	(12)	(12)	(1)
Prior service cost	(15)	(13)	(1)
	(1,878)	(1,765)	Total before tax
	503	-	Tax benefit
	$(1,375)	$(1,765)	Net of tax

Total reclassifications for the period	$(12,368)	$551	Net of tax

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

14.  PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Interest cost	$348	$398	$1,044	$1,194
Expected return on assets	(470)	(447)	(1,410)	(1,341)
Amortization of unrecognized loss	599	581	1,797	1,743
Net periodic cost	$477	$532	$1,431	$1,596

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Service cost	$-	$-	$-	$-
Interest cost	103	107	309	321
Amortization of unrecognized transition obligation	4	4	12	12
Amortization of prior service cost	5	5	15	15
Amortization of unrecognized (gain) loss	18	(1)	54	(3)
Net periodic cost	$130	$115	$390	$345

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

In the second quarter and third quarter of 2013, the Company recorded income tax expense of $1.9 million and $2.2 million, respectively.

As of September 30, 2013, the remaining valuation allowance on our net DTA totaled $7.5 million. Net of this valuation allowance, the Company’s net DTA totaled $139.3 million as of September 30, 2013, compared to a fully reserved net DTA of $147.5 million as of December 31, 2012. Our net DTA is included in other assets on our consolidated balance sheets.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net income	$10,204	$10,721	$161,780	$35,011

Weighted average shares outstanding - basic	42,028	41,764	41,934	41,704
Dilutive effect of employee stock options and awards	393	166	309	172
Dilutive effect of deferred salary restricted stock units	-	64	2	64
Dilutive effect of Treasury warrants	-	22	18	21
Weighted average shares outstanding - diluted	42,421	42,016	42,263	41,961

Basic earnings per share	$0.24	$0.26	$3.86	$0.84
Diluted earnings per share	$0.24	$0.26	$3.83	$0.83

A total of 24,937 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2013, as their effect was antidilutive, compared to 300,713 and 300,869 for the three and nine months ended September 30, 2012, respectively.

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

Short-Term Borrowings and Long-Term Debt

The fair value of short-term borrowings is estimated by discounting scheduled cash flows using rates currently offered for securities of similar remaining maturities. The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2013
Financial assets
Cash and due from banks	$59,400	$59,400	$59,400	$-	$-
Interest-bearing deposits in other banks	37,499	37,499	37,499	-	-
Investment securities	1,757,611	1,747,467	838	1,737,054	9,575
Loans held for sale	12,437	12,437	-	-	12,437
Net loans and leases	2,399,090	2,240,519	-	79,320	2,161,199
Accrued interest receivable	13,765	13,765	13,765	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	878,262	878,262	878,262	-	-
Interest-bearing demand and savings deposits	1,951,909	1,951,909	1,951,909	-	-
Time deposits	1,076,093	1,077,758	-	-	1,077,758
Short-term debt	28,000	28,000	-	28,000	-
Long-term debt	108,268	43,853	-	43,853	-
Accrued interest payable (included in other liabilities)	1,277	1,277	1,277	-	-

Off-balance sheet financial instruments
Commitments to extend credit	600,240	3,001	-	3,001	-
Standby letters of credit and financial guarantees written	18,864	141	-	141	-
Interest rate options	40,090	914	-	914	-
Forward interest rate contracts	41,492	(660)	-	(660)	-

December 31, 2012
Financial assets
Cash and due from banks	$56,473	$56,473	$56,473	$-	$-
Interest-bearing deposits in other banks	120,902	120,902	120,902	-	-
Investment securities	1,698,593	1,699,273	906	1,685,541	12,826
Loans held for sale	38,283	38,283	-	-	38,283
Net loans and leases	2,107,531	2,083,514	-	108,081	1,975,433
Accrued interest receivable	13,896	13,896	13,896	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	843,292	843,292	843,292	-	-
Interest-bearing demand and savings deposits	1,858,849	1,858,849	1,858,849	-	-
Time deposits	978,631	981,059	-	-	981,059
Long-term debt	108,281	43,156	-	43,156	-
Accrued interest payable (included in other liabilities)	13,131	13,131	13,131	-	-

Off-balance sheet financial instruments
Commitments to extend credit	554,477	2,772	-	2,772	-
Standby letters of credit and financial guarantees written	13,813	104	-	104	-
Interest rate options	67,072	106	-	106	-
Forward interest rate contracts	49,222	(353)	-	(353)	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2013.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2013
Available for sale securities:
Debt securities:
U.S. Government sponsored entities	$128,392	$-	$128,392	$-
States and political subdivisions	180,024	-	170,449	9,575
Corporations	140,003	-	140,003	-
Mortgage-backed securities:
U.S. Government sponsored entities	973,345	-	973,345	-
Non-agency collateralized mortgage obligations	79,346	-	79,346	-
Other	838	838	-	-
Derivatives:
Interest rate contracts	254	-	254	-
Total	$1,502,202	$838	$1,491,789	$9,575

December 31, 2012
Available for sale securities:
Debt securities:
U.S. Government sponsored entities	$280,939	$-	$280,939	$-
States and political subdivisions	185,911	-	173,085	12,826
Corporations	127,946	-	127,946	-
Mortgage-backed securities:
U.S. Government sponsored entities	941,043	-	941,043	-
Other	906	906	-	-
Derivatives:
Interest rate contracts	(248)	-	(248)	-
Amended TARP warrant	(819)	-	(819)	-
Total	$1,535,678	$906	$1,521,946	$12,826

For the nine months ended September 30, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for sale debt securities - States and political subdivisions
(Dollars in thousands)

Balance at December 31, 2012	$12,826
Principal payments received	(2,736)
Unrealized net loss included in other comprehensive income	(589)
Purchases, sales, issuances and settlements, net	74
Balance at September 30, 2013	$9,575

Balance at December 31, 2011	$12,994
Principal payments received	(285)
Unrealized net gain included in other comprehensive income	304
Balance at September 30, 2012	$13,013

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $9.6 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of September 30, 2013, the weighted average discount rate utilized was 4.84%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine the respective fair values:
		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2013
Impaired loans (1)	$79,320	$-	$79,320	$-
Other real estate (2)	5,761	-	5,761	-

December 31, 2012
Impaired loans (1)	$108,081	$-	$108,081	$-
Other real estate (2)	10,686	-	10,686	-

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three months ended September 30, 2013:
Net interest income	$25,653	$8,118	$-	$33,771
Intersegment net interest income (expense)	2,635	(5,547)	2,912	-
Credit for loan and lease losses	3,189	-	-	3,189
Other operating income	10,578	969	383	11,930
Other operating expense	(19,615)	(2,535)	(14,362)	(36,512)
Administrative and overhead expense allocation	(14,018)	(227)	14,245	-
Income taxes	(1,090)	28	(1,112)	(2,174)
Net income	$7,332	$806	$2,066	$10,204

Three months ended September 30, 2012:
Net interest income	$23,296	$6,264	$-	$29,560
Intersegment net interest income (expense)	5,222	(6,801)	1,579	-
Credit for loan and lease losses	4,982	-	-	4,982
Other operating income	14,071	1,719	139	15,929
Other operating expense	(25,801)	(494)	(13,455)	(39,750)
Administrative and overhead expense allocation	(13,425)	(202)	13,627	-
Net income	$8,345	$486	$1,890	$10,721

Nine months ended September 30, 2013:
Net interest income	$75,445	$22,168	$-	$97,613
Intersegment net interest income (expense)	9,852	(18,935)	9,083	-
Credit for loan and lease losses	9,977	-	-	9,977
Other operating income	39,762	2,506	504	42,772
Other operating expense	(59,490)	(3,474)	(41,301)	(104,265)
Administrative and overhead expense allocation	(40,421)	(654)	41,075	-
Income taxes	118,628	331	(3,276)	115,683
Net income	$153,753	$1,942	$6,085	$161,780

Nine months ended September 30, 2012:
Net interest income	$69,527	$20,794	$-	$90,321
Intersegment net interest income (expense)	27,697	(17,769)	(9,928)	-
Credit for loan and lease losses	16,602	-	-	16,602
Other operating income	38,772	4,257	(254)	42,775
Other operating expense	(69,322)	(1,392)	(43,973)	(114,687)
Administrative and overhead expense allocation	(42,950)	(664)	43,614	-
Net income (loss)	$40,326	$5,226	$(10,541)	$35,011

At September 30, 2013:
Investment securities	$-	$1,757,611	$-	$1,757,611
Loans and leases (including loans held for sale)	2,496,755	-	-	2,496,755
Other	112,442	303,422	74,253	490,117
Total assets	$2,609,197	$2,061,033	$74,253	$4,744,483

At December 31, 2012:
Investment securities	$-	$1,698,593	$-	$1,698,593
Loans and leases (including loans held for sale)	2,242,227	-	-	2,242,227
Other	(7,267)	363,815	73,000	429,548
Total assets	$2,234,960	$2,062,408	$73,000	$4,370,368

19.  LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

20.  SEVERANCE CHARGE

The Company began implementing a staff right-sizing plan in the third quarter of 2013. We estimate we will incur charges of $4.0 million in total employee severance benefits as a result of the right-sizing plan. We have accrued for employee severance benefit charges of $1.3 million in the third quarter of 2013 which is reflected in salaries and employee benefits in our consolidated statements of income for the third quarter of 2013. The estimated severance charge for future periods is $1.6 million and $1.1 million in the fourth quarter of 2013 and the year-ended December 31, 2014 respectively.

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

Central Pacific Bank is a full-service community bank with 35 branches and 112 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

We adopted and implemented a recovery plan in March 2010 to improve our financial health by completing a significant recapitalization, reducing our credit risk exposure and returning to profitability by focusing on our core businesses and traditional markets in Hawaii.

We have continued to accomplish a number of key milestones in our recovery plan, including:

•
We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of September 30, 2013 of 21.3%, 22.6%, and 14.0%, respectively, compared to 22.5%, 23.8%, and 14.3%, respectively, as of December 31, 2012. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
We reported eleven consecutive profitable quarters with net income totaling $10.2 million and $161.8 million in the third quarter and first nine months of 2013, respectively, and $47.4 million and $36.6 million for the years ended December 31, 2012 and 2011, respectively.

•
On October 29, 2013, declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares payable on December 16, 2013 to shareholders of record at the close of business on November 29, 2013. This represents our second consecutive quarterly cash dividend.

•
Recorded an income tax benefit of $119.8 million in the first quarter of 2013 resulting from the reversal of a significant portion of a valuation allowance that was established against the Company’s net deferred tax assets in the third quarter of 2009.

•	We reduced our nonperforming assets by $31.0 million to $59.0 million at September 30, 2013 from $90.0 million at December 31, 2012.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 3.43% at September 30, 2013, compared to 4.37% at December 31, 2012. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 144.33% at September 30, 2013, compared to 107.10% at December 31, 2012.

In addition, on February 12, 2013, the Written Agreement (the “Written Agreement”) that we entered into with the Federal Reserve Bank of San Francisco and the Hawaii Division of Financial Institutions in July 2010 was terminated.

Supplementing the progress we have made with respect to improving our credit risk profile, strengthening our capital position, and returning to profitability, we also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have begun several initiatives, including (i) outsourcing the data centers and hardware for our core information technology system to Fiserv, which is our existing core software application provider, and designing, developing, and implementing our data warehouse and customer relationship management programs; and (ii) commencing a staff right-sizing plan which is expected to eliminate approximately 100 full time employee positions through a voluntary early retirement program and the reduction of select positions.

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

In the third quarter of 2013, we recorded a credit to the Provision of $3.2 million. We had an Allowance as a percentage of total loans and leases of 3.43% at September 30, 2013, compared to 4.37% at December 31, 2012. Although other factors of our overall risk profile have improved in recent quarters and general economic trends and market conditions have shown signs of stabilization to some degree, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets for which we have exposure to could begin to deteriorate. If this occurs, it would result in an increase in loan delinquencies, an increase in loan charge-offs or a need for additional increases in our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance and Provision, due to the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans.

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

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we could have repurchase obligations. The reserves are established by a charge to other operating expense in our consolidated statements of income. At September 30, 2013 and December 31, 2012, this reserve totaled $3.4 million and $3.6 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through September 30, 2013 were approximately $4.3 billion and $3.7 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of September 30, 2013 approximate $132.0 million.

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

We repurchased $2.2 million and $4.0 million of loans during the three and nine months ended September 30, 2013, respectively. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appealed, Repurchased and Pending Resolution [1]
Nine Months Ended September 30, 2013

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	-	-	-	-	-	-	-	-
2006	1	1	-	-	-	-	-	-
2007	6	1	5	-	-	-	-	-
2008	10	6	3	1	-	-	-	-
2009	2	1	1	-	-	-	-	-
2010	1	1	-	-	-	-	-	-
2011	5	1	-	4	-	-	-	-
2012	3	2	1	-	2	1	1	-
2013	-	-	-	-	-	-	-	-
Total	28	13	10	5	2	1	1	-

[1] Based on repurchase requests received between January 1, 2013 and September 30, 2013.

The reserve for residential mortgage loan repurchase losses of $3.4 million at September 30, 2013 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $0.2 million from December 31, 2012. The table below shows changes in the repurchase losses liability for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$3,925	$5,806	$3,552	$6,802
Change in estimate	(327)	(1,263)	5	(1,421)
Utilizations	(226)	(243)	(185)	(1,081)
Balance, end of period	$3,372	$4,300	$3,372	$4,300

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

Financial Summary

During the third quarter of 2013, we reported net income of $10.2 million, or $0.24 per diluted share, compared to $10.7 million, or $0.26 per diluted share, reported in the third quarter of 2012. Net income for the first nine months of 2013 was $161.8 million, or $3.83 per diluted share, compared to $35.0 million, or $0.83 per diluted share, for the first nine months of 2012. Net income in the first nine months of 2013 included a non-cash income tax benefit of $119.8 million related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009. Excluding this income tax benefit, net income for the first nine months of 2013 was $42.0 million, or $1.00 per diluted share.

The following table shows our net income calculated on a GAAP basis, and then excluding our income tax benefit, which is a non-GAAP disclosure.  Management believes that this financial disclosure, which excludes the impact of our tax benefit, provides useful supplemental information for investors regarding our ongoing operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	Diluted EPS	2013	Diluted EPS

GAAP net income	$10,204	$0.24	$161,780	$3.83
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	-	(119,802)	(2.83)
Non-GAAP net income	$10,204	$0.24	$41,978	$1.00

Our net income in the three and nine months ended September 30, 2013 was also driven by a significant reduction in our total credit costs as we experienced continued improvement in our credit risk profile. Total credit costs, which includes the Provision, write-downs of loans classified as held for sale, write-downs of foreclosed property, gains on sales of foreclosed properties and the change in the reserve for unfunded commitments, were reduced from a credit of $0.2 million and $13.0 million in the three months and nine months ended September 30, 2012, respectively, to a credit of $3.5 million and $20.7 million in the three and nine months ended September 30, 2013.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which includes goodwill, core deposit premium, customer relationships and non-compete agreements. Average intangible assets were $13.7 million and $14.4 million for the three and nine months ended September 30, 2013, respectively, and $16.4 million and $17.7 million for the comparable prior year periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Return on average assets	0.87%	1.00%	4.73%	1.12%
Return on average shareholders' equity	6.34	8.73	35.51	9.81
Return on average tangible equity	6.48	9.04	36.37	10.19
Basic earnings per common share	$0.24	$0.26	$3.86	$0.84
Diluted earnings per common share	0.24	0.26	3.83	0.83

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

Thus far through 2013, Hawaii’s general economic conditions continue to improve. Tourism remains Hawaii’s center of strength and its most significant economic driver. According to the Hawaii Tourism Authority (“HTA”), 5.7 million visitors visited the state in the first eight months of 2013. This was an increase of 5.1% from the number of visitor arrivals in the first eight months of 2012. The HTA also reported that total spending by visitors increased to $10.0 billion in the first eight months of 2013, an increase of $482.1 million, or 5.1%, from the first eight months of 2012. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 4.3% and 5.3% in 2013, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.3% in August 2013, compared to 5.7% in August 2012. In addition, Hawaii’s unemployment rate in August 2013 remained below the national seasonally adjusted unemployment rate of 7.3%. Hawaii’s unemployment rate is projected to be 4.8% in 2013 and 4.5% in 2014. DBEDT projects real personal income and real gross state product to both grow by 2.6% in 2013. DBEDT expects that Hawaii’s economy will continue its positive growth for the remainder of 2013 and into 2014 based on recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state and growth of personal income and tax revenues.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 11.6% for single-family homes and 18.9% for condominiums for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The median sales price for single-family homes on Oahu for the month ended September 30, 2013 was $675,000, representing an increase of 6.0% from the comparable prior year period. The median sales price for condominiums on Oahu for the month ended September 30, 2013 was $348,000, representing an increase of 8.9% compared to the same prior year period. While some economists and real estate professionals believe that the Hawaii real estate market will continue to show improvements for the remainder of 2013, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by: (i) the economy in Hawaii, and to a significantly lesser extent, California, and (ii) the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate as they did in 2008 through 2010, our results of operations would be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2013 and 2012 is set forth below.

	Three Months Ended September 30,
	2013			2012

	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$33,973	0.25%	$21	$133,963	0.25%	$84
Taxable investment securities (1)	1,588,412	2.04	8,119	1,527,572	1.74	6,645
Tax-exempt investment securities (1)	177,319	3.44	1,526	106,623	4.06	1,083
Loans and leases, including loans held for sale (2)	2,439,459	4.31	26,414	2,132,775	4.53	24,241
Federal Home Loan Bank stock	46,989	0.10	12	48,764	-	-
Total interest earning assets	4,286,152	3.36	36,092	3,949,697	3.24	32,053
Nonearning assets	385,384			320,800
Total assets	$4,671,536			$4,270,497

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$730,534	0.05%	$91	$630,209	0.05%	$83
Savings and money market deposits	1,197,911	0.08	227	1,172,065	0.08	232
Time deposits under $100,000	278,583	0.43	302	320,516	0.55	446
Time deposits $100,000 and over	793,136	0.18	369	680,632	0.25	423
Short-term borrowings	3,648	0.32	3	-	-	-
Long-term debt	108,269	2.92	795	108,287	3.42	930
Total interest-bearing liabilities	3,112,081	0.23	1,787	2,911,709	0.29	2,114
Noninterest-bearing deposits	856,410			788,743
Other liabilities	57,083			69,068
Total liabilities	4,025,574			3,769,520
Shareholders' equity	643,874			491,011
Non-controlling interests	2,088			9,966
Total equity	645,962			500,977
Total liabilities and equity	$4,671,536			$4,270,497

Net interest income			$34,305			$29,939

Net interest margin		3.19%			3.02%

	Nine Months Ended September 30,
	2013			2012

	Average	Average	Amount	Average	Average	Amount
	Balance	Yiled/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$95,381	0.25%	$178	$113,968	0.25%	$212
Taxable investment securities (1)	1,528,169	1.97	22,534	1,531,785	1.90	21,855
Tax-exempt investment securities (1)	177,636	3.53	4,706	58,859	4.69	2,072
Loans and leases, including loans held for sale (2)	2,341,500	4.41	77,362	2,116,636	4.64	73,642
Federal Home Loan Bank stock	47,433	0.03	12	48,786	-	-
Total interest earning assets	4,190,119	3.34	104,792	3,870,034	3.37	97,781
Nonearning assets	374,846			308,950
Total assets	$4,564,965			$4,178,984

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$702,662	0.05%	$259	$604,990	0.06%	$258
Savings and money market deposits	1,183,101	0.07	663	1,159,000	0.09	783
Time deposits under $100,000	289,420	0.47	1,015	332,221	0.62	1,531
Time deposits $100,000 and over	746,241	0.20	1,135	658,245	0.28	1,373
Short-term borrowings	1,230	0.32	3	4	0.76	-
Long-term debt	108,273	3.04	2,457	110,298	3.38	2,790
Total interest-bearing liabilities	3,030,927	0.24	5,532	2,864,758	0.31	6,735
Noninterest-bearing deposits	841,663			756,428
Other liabilities	77,548			71,902
Total liabilities	3,950,138			3,693,088
Shareholders' equity	607,525			475,924
Non-controlling interests	7,302			9,972
Total equity	614,827			485,896
Total liabilities and equity	$4,564,965			$4,178,984

Net interest income			$99,260			$91,046

Net interest margin		3.16%			3.14%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $34.3 million for the third quarter of 2013, increased by $4.4 million, or 14.6%, from the third quarter of 2012, while taxable-equivalent net interest income for the first nine months of 2013 increased by $8.2 million, or 9.0%, to $99.3 million from the comparable prior year period. As further discussed below, the current quarter increase was primarily attributable to the significant increase in average loans and leases and investment securities and the 30 basis point (“bp”) increase in average yields earned on our taxable investment securities, partially offset by the 22 bp and 62 bp declines in average yields earned on our loans and leases and tax-exempt securities portfolios.

Consistent with the quarter, the year-to-date increase in taxable-equivalent net interest income was primarily attributable to the significant increase in average loans and leases and investment securities and the 7 bp increase in average yields earned on our taxable investment securities, partially offset by the 23 bp and 116 bp declines in average yields earned on our loans and leases and tax-exempt securities portfolios.

Interest Income

Taxable-equivalent interest income of $36.1 million for the third quarter of 2013 increased by $4.0 million, or 12.6%, from the third quarter of 2012. The increase was primarily attributable to significant increases in average loans and leases, tax-exempt investment securities, and taxable investment securities of $306.7 million, $70.7 million, and $60.8 million, respectively, compared to the third quarter of 2012, accounting for approximately $3.5 million, $0.7 million, and $0.3 million of the current quarter’s increase in interest income, respectively. In addition, average yields earned on taxable investment securities increased by 30 bp, which contributed to $1.1 million of the current quarter’s increase in interest income. Offsetting these increases were decreases in average yields earned on loans and leases and tax-exempt investment securities of 22bp and 62 bp, respectively, compared to the third quarter of 2012, lowering interest income by $1.2 million and $0.2 million, respectively.

For the nine months ended September 30, 2013, taxable-equivalent interest income increased by $7.0 million, or 7.2%, from the nine months ended September 30, 2012. The increase was primarily attributable to the significant increases in average loans and leases and tax-exempt investment securities of $224.9 million and $118.8 million, respectively, compared to the same prior year period, accounting for approximately $7.8 million and $4.2 million, of the current year’s increase in interest income, respectively. Average yields earned on taxable investment securities increased by 7 bp, which contributed to $0.8 million of the current year’s increase in interest income. Also contributing to the increase was the recovery of interest on loans previously placed on nonaccrual status totaling $2.7 million in the nine months ended September 30, 2013, compared to $0.8 million in the comparable prior year period. Average yields earned on loans and leases and tax-exempt investment securities decreased by 23 bp and 116 bp, respectively, in the nine months ended September 30, 2013, lowering interest income by approximately $3.7 million and $0.5 million, respectively.

Interest Expense

Interest expense of $1.8 million for the third quarter of 2013 decreased by $0.3 million, or 15.5%, from the comparable prior year quarter. The decrease was attributable to the overall decline in average rates paid on interest-bearing liabilities. The 50 bp, 12 bp, and 7 bp decline in average rates paid on long-term debt, time deposits under $100,000, and time deposits $100,000 and over, respectively, each contributed to $0.1 million of the current quarter decrease in interest expense.

For the nine months ended September 30, 2013, interest expense decreased by $1.2 million, or 17.9%, from the nine months ended September 30, 2012. The decrease was attributable to the 8 bp, 15 bp, 34 bp, and 2 bp decline in average rates paid on time deposits $100,000 and over, time deposits under $100,000, long-term debt, and savings and money market deposits, respectively, which contributed to $0.4 million, $0.4 million, $0.3 million, and $0.2 million, respectively, of the decrease in interest expense from the comparable prior year period.

Net Interest Margin

Our net interest margin was 3.19% for the third quarter of 2013, compared to 3.02% for the third quarter of 2012. Our net interest margin for the first nine months of 2013 was 3.16%, compared to 3.14% in the comparable prior year period. As described above, the increases in the net interest margin for the third quarter and the nine months ended September 30, 2013 compared to the comparable prior year periods reflected our deployment of excess liquidity into higher yielding loans and leases and investment securities and an overall reduction in our funding costs.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2013.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,529	$3,510
Real estate:
Construction	16,497	38,742
Mortgage-residential	20,703	27,499
Mortgage-commercial	12,559	9,487
Leases	-	94
Total nonaccrual loans	53,288	79,332
Other real estate:
Real estate:
Construction	3,769	8,105
Mortgage-residential	1,783	2,372
Mortgage-commercial	209	209
Total other real estate	5,761	10,686
Total nonperforming assets	59,049	90,018

Accruing loans delinquent for 90 days or more:
Real estate:
Mortgage-residential	19	387
Consumer	18	116
Total accruing loans delinquent for 90 days or more	37	503

Restructured loans still accruing interest:
Commercial, financial and agricultural	416	447
Real estate:
Construction	3,935	9,522
Mortgage-residential	15,595	15,366
Mortgage-commercial	7,859	6,425
Total restructured loans still accruing interest	27,805	31,760

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$86,891	$122,281

Total nonperforming assets as a percentage of loans and leases,
loans held for sale and other real estate	2.36%	4.00%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases, loans held for sale
and other real estate	2.36%	4.02%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans
and leases, loans held for sale and other real estate	3.47%	5.43%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale, and foreclosed real estate, totaled $59.0 million at September 30, 2013, compared to $90.0 million at December 31, 2012. The decrease from December 31, 2012 was attributable to $28.3 million in repayments, $16.1 million in loans restored to accrual status, $4.8 million in sales of foreclosed properties, $1.8 million in charge-offs, and $0.4 million in write-downs, partially offset by $20.6 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland construction assets totaling $24.7 million, Hawaii residential mortgage assets totaling $7.4 million, Hawaii construction assets totaling $1.9 million, and Hawaii leasing assets totaling $0.1 million. Partially offsetting these net decreases were net increases in U.S. Mainland commercial mortgage assets totaling $1.6 million, Hawaii commercial mortgage assets totaling $1.5 million, and Hawaii commercial assets totaling $19,000.

Restructured loans included in nonperforming assets at September 30, 2013 consisted of 45 Hawaii residential mortgage loans with a combined principal balance of $13.7 million, a U.S. Mainland commercial mortgage loan with a principal balance of $9.1 million, three Hawaii construction loans with a combined principal balance of $1.3 million, and a Hawaii commercial loan with a principal balance of $0.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $27.8 million of restructured loans still accruing interest at September 30, 2013, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$87,105	$103,814	$96,413	$122,093

Provision (credit) for loan and lease losses	(3,189)	(4,982)	(9,977)	(16,602)

Charge-offs:
Commercial, financial and agricultural	360	476	2,201	3,552
Real estate:
Construction	3	1,813	358	7,154
Mortgage-residential	63	757	857	1,130
Mortgage-commercial	-	-	3,674	320
Consumer	466	398	1,023	1,147
Leases	-	-	-	28
Total charge-offs	892	3,444	8,113	13,331

Recoveries:
Commercial, financial and agricultural	259	208	921	1,310
Real estate:
Construction	569	353	2,801	1,523
Mortgage-residential	91	236	565	615
Mortgage-commercial	1,137	472	2,094	476
Consumer	146	269	519	839
Leases	2	2	5	5
Total recoveries	2,204	1,540	6,905	4,768

Net charge-offs (recoveries)	(1,312)	1,904	1,208	8,563

Balance at end of period	$85,228	$96,928	$85,228	$96,928

Annualized ratio of net charge-offs (recoveries) to average loans	(0.22)%	0.36%	0.07%	0.54%

Our Allowance at September 30, 2013 totaled $85.2 million, a decrease of $11.2 million, or 11.6%, from year-end 2012. The decrease in our Allowance was a direct result of a credit to the Provision of $10.0 million and $1.2 million in net loan charge-offs.

Our Provision was a credit of $3.2 million and $10.0 million during the third quarter and first nine months of 2013, respectively, compared to a credit of $5.0 million and $16.6 million in the third quarter and first nine months of 2012, respectively. Our net recoveries were $1.3 million during the third quarter of 2013, compared to net charge-offs of $1.9 million in the comparable prior year period. Our net charge-offs were $1.2 million during the first nine months of 2013, compared to $8.6 million in the comparable prior year period.

Our Allowance as a percentage of our total loan portfolio decreased from 4.37% at December 31, 2012 to 3.43% at September 30, 2013. Our Allowance as a percentage of our nonperforming assets increased from 107.10% at December 31, 2012 to 144.33% at September 30, 2013.

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

Other Operating Income

Total other operating income of $11.9 million for the third quarter of 2013 decreased by $5.1 million, or 30.0%, from the comparable prior year period. The decrease was primarily due to lower net gains on sales of residential loans of $3.2 million, lower rental income from foreclosed properties of $1.1 million, lower gains on sales of foreclosed assets of $0.8 million, and lower investment securities gains of $0.8 million, partially offset by higher unrealized gains on interest rate locks of $0.5 million.

For the nine months ended September 30, 2013, total other operating income of $42.8 million decreased by $1.1 million, or 2.5%, from the comparable prior year period. The decrease was primarily due to lower rental income from foreclosed properties of $3.2 million, lower gains on sales of residential loans of $2.6 million, lower service charges on deposit accounts of $1.8 million, lower investment securities gains of $0.8 million, lower income from bank-owned life insurance of $0.8 million, and lower unrealized gains on interest rate locks of $0.7 million, partially offset by higher gains on sales of foreclosed assets of $7.4 million and higher other service charges and fees of $0.8 million.

Other Operating Expense

Total other operating expense for the third quarter of 2013 was $36.5 million, compared to $40.9 million in the comparable prior year period. The decrease was primarily attributable to lower net credit-related charges of $7.0 million (which include write-downs of loans held for sale, foreclosed asset expense, and changes in the reserve for unfunded commitments), lower amortization of other intangible assets of $1.1 million, lower legal and professional fees of $0.6 million, and lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $0.6 million, partially offset by higher salaries and employee benefits of $1.9 million, a premium paid on the repurchase of preferred stock of two subsidiaries of $1.9 million, and a higher provision for repurchased residential mortgage loans of $0.9 million. The increase in salaries and employee benefits in the current quarter was due to severance, early retirement and retention benefits totaling $1.3 million, which were related to an efficiency initiative that we have begun, which includes a voluntary early retirement program and a reduction of select positions. As a result of this initiative, as well as our efforts to outsource our core information technology system, and designing, developing, and implementing our data warehouse and customer relationship management programs, we may experience system transactional or reporting errors and delays, short-term reduced productivity, undesired personnel turnover, and loss of key customer relationships, any of which could have an adverse effect on our results of operations in future periods.

For the nine months ended September 30, 2013, total other operating expense of $104.3 million decreased by $11.5 million, or 10.0%, from the comparable prior year period. The decrease was primarily attributable to lower net credit-related charges of $10.0 million, lower legal and professional fees of $4.2 million, lower FDIC insurance expense of $1.8 million, an accrual totaling $1.8 million related to the settlement of a legal proceeding against the Company recorded in the second quarter of 2012, and lower amortization of other intangible assets of $1.5 million, partially offset by higher salaries and employee benefits of $4.4 million, the aforementioned premium paid on the repurchase of preferred stock of two subsidiaries of $1.9 million, and a higher provision for repurchased residential mortgage loans of $1.4 million.

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

In the second and third quarter of 2013, the Company recorded income tax expense of $2.2 million and $1.9 million, respectively.

As of September 30, 2013, the remaining valuation allowance on our net DTA totaled $7.5 million. Net of this valuation allowance, the Company’s net DTA totaled $139.3 million as of September 30, 2013, compared to a fully reserved net DTA of $147.5 million as of December 31, 2012.

Financial Condition

Total assets at September 30, 2013 of $4.7 billion increased by $374.1 million from $4.4 billion at December 31, 2012.

Investment Securities

Investment securities of $1.8 billion at September 30, 2013, increased by $59.0 million, or 3.5%, from December 31, 2012. The increase was primarily due to net increases in mortgage-backed securities issued by U.S. Government sponsored entities, non-agency collateralized mortgage obligations, and corporate debt securities totaling $126.1 million, $79.3 million, and $12.1 million respectively, partially offset by a net reduction in debt securities issued by U.S Government sponsored entities and states and political subdivisions of $152.5 million and $5.9 million, respectively.

Loans and Leases

Loans and leases, net of unearned income, of $2.5 billion at September 30, 2013, increased by $280.4 million, or 12.7%, from December 31, 2012. The increase was primarily due to net changes in the residential mortgage, commercial, and consumer loan portfolios totaling $161.6 million, $122.0 million, and $82.2 million, respectively, partially offset by a net reduction in the commercial mortgage loan, construction loan, and leases portfolios totaling $58.5 million, $23.0 million, and $4.0 million, respectively. The net increases in these portfolios reflect transfers of nine portfolio loans to other real estate totaling $3.5 million and charge-offs of loans and leases of $8.1 million.

Deposits

Total deposits of $3.9 billion at September 30, 2013 reflected an increase of $225.5 million, or 6.1%, from December 31, 2012. The increase was primarily attributable to increases in non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market deposits, and time deposits of $35.0 million, $66.6 million, $26.5 million, and $97.5 million, respectively.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.1 billion at September 30, 2013 and increased by $97.6 million from December 31, 2012.

Capital Resources

Common Stock

Shareholders’ equity totaled $653.5 million at September 30, 2013, compared to $504.8 million at December 31, 2012. The increase in total shareholders’ equity was attributable to the $161.8 million in net income recognized during the first nine months of 2013.

In June 2013, the U.S. Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. The warrant was being carried as a derivative liability on our balance sheet at $828 thousand at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $76 thousand during the quarter related to the gain on the purchase of the warrant. After the completion of this transaction, the U.S. Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we expect to recognize a gain of $1.0 million related to this transaction during the fourth quarter of 2013, which represents the next available date that these securities can be called. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. The investment is currently recorded at $9.0 million and is included in investments in unconsolidated subsidiaries on the Company’s consolidated balance sheet. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities and $0.5 million in common stock of the Trust. On October 7, 2013, the Company called these securities.

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

In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. CPF has not received dividends from the bank since September 2008. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2013, the bank had Statutory Retained Earnings of $175.5 million. In light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares on October 29, 2013. The dividend will be payable on December 16, 2013 to shareholders of record at the close of business on November 29, 2013. This represents our second consecutive quarterly cash dividend. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures.

As of September 30, 2013, on a stand-alone basis, CPF had an available cash balance of approximately $27.8 million in order to meet its ongoing obligations.

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

FDIC-insured institutions must maintain leverage, Tier 1, and total risk-based capital ratios of at least 5%, 6%, and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1, and total risk-based capital ratios as of September 30, 2013 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At September 30, 2013:
Tier 1 risk-based capital	$636,057	21.3%	$119,420	4.0%	$179,130	6.0%
Total risk-based capital	674,041	22.6	238,839	8.0	298,549	10.0
Leverage capital	636,057	14.0	182,294	4.0	227,868	5.0

At December 31, 2012:
Tier 1 risk-based capital	$609,394	22.5%	$108,128	4.0%	$162,192	6.0%
Total risk-based capital	644,044	23.8	216,256	8.0	270,320	10.0
Leverage capital	609,394	14.3	170,176	4.0	212,720	5.0

Central Pacific Bank
At September 30, 2013:
Tier 1 risk-based capital	$597,527	20.1%	$118,811	4.0%	$178,216	6.0%
Total risk-based capital	635,280	21.4	237,621	8.0	297,027	10.0
Leverage capital	597,527	13.1	182,019	4.0	227,523	5.0

At December 31, 2012:
Tier 1 risk-based capital	$580,860	21.5%	$108,229	4.0%	$162,343	6.0%
Total risk-based capital	615,523	22.7	216,457	8.0	270,572	10.0
Leverage capital	580,860	13.6	170,274	4.0	212,843	5.0

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

The phase-in period of the final rules will not begin until January 1, 2015. Full compliance with all of the final rules requirements will be phased in over a multi-year schedule. Management is evaluating the provisions of the final rules and their expected impact to the Company.

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

The bank is a member of and maintained a $907.8 million line of credit with the FHLB as of September 30, 2013. Short-term and long-term borrowings under this arrangement totaled $28.0 million and $18,500 at September 30, 2013, respectively, compared to $32,000 of long-term borrowings at December 31, 2012. There were no short-term borrowings under this arrangement at December 31, 2012.

As of September 30, 2013, the bank’s pledged assets to the FHLB included investment securities with a fair value of $64.8 million and certain real estate loans totaling $1.3 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $47.3 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at September 30, 2013 and December 31, 2012. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $81.5 million at September 30, 2013. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2013 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

Except as described below, there have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

We are implementing changes to our operations to improve our efficiency ratio that may adversely impact our results of operations.

We have begun several initiatives to improve our efficiency ratio. The key initiatives include outsourcing the data centers and hardware for our core information technology system to Fiserv, which is our existing core software application provider, and designing, developing, and implementing our data warehouse and customer relationship management programs. Additionally, during the third quarter of 2013, we began to implement a staff right-sizing plan. These initiatives are currently in progress and will continue into 2014. With the assistance of third-party consultants, we have completed comprehensive assessments and plans and are effectively managing and monitoring the execution of these initiatives. However, as a result of the significance of the changes, we could experience adverse effects on our operations. These adverse effects may include system transactional or reporting errors and delays, short-term reduced productivity, undesired personnel turnover, and loss of key customer relationships. If any of these effects were to occur it could have a material adverse impact on our results of operations.

Item 5. Other Information

During the third quarter of 2013, we began implementing a staff right-sizing plan as part of our strategic initiative to improve operational efficiency. To assist with the transition for affected employees and to minimize disruptions to our operations, the right-sizing plan includes various termination dates beginning in the fourth quarter of 2013 and continuing through the fourth quarter of 2014.

We estimate we will incur charges of $4.0 million in total employee severance benefits as a result of the right-sizing plan. We have accrued for employee severance benefit charges of $1.3 million in the third quarter of 2013 which is reflected in our financial statements for the third quarter of 2013. The estimated charge for future periods is $1.6 million and $1.1 million in the fourth quarter of 2013 and the year-ended December 31, 2014, respectively.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 7, 2013	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: November 7, 2013	/s/ Denis K. Isono
Denis K. Isono
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*   Filed herewith.

** Furnished herewith.