Form 10-K
period 2013-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2014-02-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2013
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
Large Accelerated Filer☐                   Accelerated Filer ☒                   Non-Accelerated Filer ☐                   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $403,903,000. As of February 14, 2014, the number of shares of common stock of the registrant outstanding was 42,108,496 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART 1

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission (“SEC”), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital position and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “intends,” “forecasts,” “hopes,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	increase in inventory or adverse conditions in the Hawaii and California real estate markets and deterioration in the construction industry;

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

•
deterioration or malaise in domestic economic conditions, including any further destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness;

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

•	inflation, interest rate, securities market and monetary fluctuations;

•	negative trends in our market capitalization and adverse changes in the price of the Company’s common shares;

•	political instability;

•	acts of war or terrorism;

•	changes in consumer spending, borrowings and savings habits;

•	failure to maintain effective internal control over financial reporting or disclosure controls and procedures;

•	technological changes;

•	changes in the competitive environment among financial holding companies and other financial service providers;

•	the results of the tender offer and share repurchase agreements we announced on February 21, 2014;

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

Recent Developments

On February 21, 2014, we announced a tender offer to purchase for cash up to $68.8 million in value of shares of our common stock at a price not greater than $21.00 nor less than $18.50 per share (the “Tender Offer”.)

Upon the terms and subject to the conditions of the Tender Offer, promptly after the expiration date of the Tender Offer, we will determine a single price per share (the “Purchase Price”), which will be not greater than $21.00 nor less than $18.50 per share, that we will pay, subject to “odd lot” priority, proration and conditional tender provisions described in the tender and not properly withdrawn, and accepted for payment, taking into account the number of shares tendered pursuant to the Tender Offer and the prices specified by the tendering shareholders. The Purchase Price will be the lowest price per share (in increments of $0.10) of not greater than $21.00 nor less than $18.50 per share, at which shares have been properly tendered in the Tender Offer and not properly withdrawn, that will enable us to purchase the maximum number of shares properly tendered in the Tender Offer and not properly withdrawn having an aggregate purchase price not exceeding $68.8 million. All shares purchased in the Tender Offer will be purchased at the same Purchase Price regardless of whether the shareholder tendered at a lower price. However, because of the “odd lot” priority, proration and conditional tender provisions described in the Tender Offer materials, all of the shares tendered at or below the Purchase Price may not be purchased if shares having an aggregate value in excess of $68.8 million are properly tendered and not properly withdrawn. As of February 14, 2014, there were 42,108,496 shares of our common stock issued and outstanding. The maximum of 3,718,918 shares that we are offering to purchase pursuant to the Tender Offer represents approximately 8.8% of the total number of shares issued and outstanding as of February 14, 2014. Assuming the Tender Offer is fully subscribed, the minimum of 3,276,190 shares that we are offering to purchase pursuant to the Tender Offer represents approximately 7.8% of the total number of shares issued and outstanding as of February 14, 2014.

On February 20, 2014, we also entered into repurchase agreements (the “Repurchase Agreements”) with each of Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO-CPF, L.L.C. (“Anchorage” and together with Carlyle, the “Lead Investors”), each of whom is the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate) of our common stock, pursuant to which we have agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price (the “Share Repurchases”) (or an aggregate of $56.2 million of shares.) The Share Repurchases are scheduled to close on the eleventh business day following the expiration of the Tender Offer. The aggregate value of shares to be repurchased under the Repurchase Agreements will be proportionately reduced in the event that the Company purchases less than the maximum number of shares that it is able to purchase at the Purchase Price pursuant to the terms of the Tender Offer. In addition, each Lead Investor may tender in the Tender Offer, although neither Lead Investor has indicated to what extent such Lead Investor intends to do so. The Share Repurchases contemplated by the Repurchase Agreements are conditioned upon, among other matters, the Company purchasing shares in the Tender Offer in accordance with this its terms.

If the Tender Offer is fully subscribed, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by us of $125 million of shares in the aggregate. If the Tender Offer is fully subscribed at a Purchase Price of $21.00, the maximum Purchase Price pursuant to the Tender Offer, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by us 5,952,380 shares of common stock, which would represent approximately 14.1% of our issued and outstanding shares. If the Tender Offer is fully subscribed at a Purchase Price of $18.50, the minimum Purchase Price pursuant to the Tender Offer, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by the Company of 6,756,755 shares in the aggregate, which would represent approximately 16.0% of our issued and outstanding shares.

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

Through our bank and its subsidiaries, we offer full-service commercial banking with 35 bank branches and 112 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 28 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and one branch on the island of Kauai. In January 2014, we opened our 36th branch in Kapaa, Kauai, increasing our footprint to two branches on the island of Kauai. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services, including accepting time and demand deposits and originating loans. Our loans include commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies substantially on a foundation of locally generated deposits. For financial reporting purposes, we have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. For further information about our reporting segments, including information about the assets and operating results of each, see “Note 25 – Segment Information” in the accompanying consolidated financial statements.

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

With respect to our capital raising efforts, we completed a number of key milestones since 2011. We completed our previously announced capital raise of $325 million through a private placement offering (the “Private Placement”) in February 2011.

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

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings. In June 2013, the Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common shares at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. After the completion of these transactions, the Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the TARP.

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through December 31, 2013:

•
We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital and leverage capital ratios as of December 31, 2013 of 20.30%, 21.57%, and 13.68%, respectively, compared to 22.54%, 23.83%, and 14.32%, respectively, as of December 31, 2012, and 22.94%, 24.24%, and 13.78%, respectively, as of December 31, 2011. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•	We reported twelve consecutive profitable quarters with net income totaling $172.1 million, $47.4 million, and $36.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
We reduced our nonperforming assets by $43.2 million to $46.8 million at December 31, 2013 from $90.0 million at December 31, 2012. Our nonperforming assets at December 31, 2012 were reduced by $105.6 million from $195.6 million at December 31, 2011.

•
We significantly reduced our construction and development loan portfolio as of December 31, 2013 to $75.6 million, or 2.9% of our total loan portfolio. At December 31, 2012 and 2011, this portfolio totaled $96.2 million and $161.1 million, or 4.4% and 7.8% of our total loan portfolio, respectively.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 3.19% at December 31, 2013, compared to 4.37% and 5.91% at December 31, 2012 and 2011, respectively. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 179.29% at December 31, 2013, compared to 107.10% and 62.42% at December 31, 2012 and 2011, respectively.

In addition, on February 12, 2013, the Written Agreement that we entered into with the Federal Reserve Bank of San Francisco (“FRBSF”) and the Hawaii Division of Financial Institutions (“DFI”) in July 2010 was terminated.

We also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have begun several initiatives, including (i) outsourcing the data center and hardware for our core information technology system to Fiserv, which is our existing core software application provider; (ii) designing, developing, and implementing our data warehouse and customer relationship management programs; and (iii) implementing a staff right-sizing plan.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans.

Through our bank, we concentrate our lending activities in five principal areas:

(1)
Residential Mortgage Lending.  Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii, fixed-rate loans secured by multi-family residential properties, and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $0.4 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio.

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

(3)
Commercial Real Estate Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as industrial, warehouse, general office, retail, health care, and religious dwellings. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve and permits consideration of liquidation of the collateral as a secondary source of repayment. Financing of commercial real estate projects is subject to a high degree of credit risk. The limited supply of land at a given commercially attractive location, the long economic life of the assets, the long delivery time frames required for the development and construction of major projects and high interest rate sensitivity have given commercial real estate markets a long history of significant cyclical fluctuations and volatility.

(4)
Construction Lending.  Construction lending encompasses the financing of residential and commercial construction projects. Similar to commercial real estate lending, construction projects are subject to a high degree of credit risk given the long delivery time frames for projects.

(5)
Consumer Lending.  Loans in this category are generally either unsecured or secured by personal assets such as automobiles. The average loan size is generally small and risk is diversified amount many borrowers.

Beyond the lending function described above, we also offer a full range of deposit products and services including checking, savings and time deposits, cash management and electronic banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2013.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers. Some of these competitors are much larger by total assets and capitalization, have greater access to capital markets and have achieved better results than we have during the recent economic downturn.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 73% of our loan portfolio held for investment at December 31, 2013 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust I; CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; and CPB Statutory Trust V.

Central Pacific Bank has two wholly-owned subsidiaries: CPB Real Estate, Inc. and Citibank Properties, Inc. Both are real estate investment trusts, that are in the process of dissolution. Central Pacific Bank had another wholly-owned subsidiary, CB Technology, Inc. that was dissolved in February 2013. Central Pacific Bank also owns 50% of Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

Our former subsidiary Central Pacific HomeLoans, Inc. was merged into the bank in February 2012.

Supervision and Regulation

General

The Company and the bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies for the protection of depositors and the FDIC deposit insurance fund, borrowers, and the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. We cannot predict whether or when new legislation may be enacted or new regulations or guidance may be promulgated nor the effect new laws and supervisory policies may have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased compliance, disclosure, and reporting requirements.

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

Regulatory Matters

On October 9, 2012, the bank entered into a Memorandum of Understanding (the “Compliance MOU”) with the FDIC to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank believes it has already taken substantial steps to comply with the Compliance MOU. In addition to the steps taken to comply with the Compliance MOU, the bank received an “Outstanding” rating in its most recent Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

As further described in Note 2 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data,” the bank and CPF were previously subject to regulatory orders with the FDIC and the FRB which were terminated on October 26, 2012 and February 12, 2013, respectively.  These regulatory orders required us, among other things, to improve our capital position and reduce our level of problem assets.

Current Capital Adequacy Requirements

Bank holding companies and banks are currently subject to various regulatory capital requirements administered by state and federal banking agencies which apply until the increased capital requirements of the new capital rules are effective and fully phased-in. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors.  The current risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

The currently effective risk-based capital guidelines of the regulatory agencies were based upon the 1988 capital accord ("Basel I") of the Basel Committee on Bank Supervision ("Basel Committee"), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country's supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004, the Basel Committee proposed a new capital accord ("Basel II") to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets.  However, a definitive rule was not issued and instead the new capital rules to implement Basel III were first proposed in 2010.

Under the current capital requirements, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2013, the respective capital ratios of the Company and the bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. — See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Legislative and Regulatory Developments

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2013 as modest recovery returned to many institutions in the banking sector. Many institutions, including CPF, have exited Treasury investments under the TARP and certain provisions of the Dodd-Frank Act are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker Rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the CFPB.

The New Capital Rule and Minimum Capital Ratios

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd–Frank Act and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the bank.

The following are among the new requirements that will be phased-in beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks;

•
changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•
the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•	an additional “countercyclical capital buffer” is required for larger and more complex institutions.

•
The prompt corrective action standards will change when the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, the bank would be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Management believes that, as of December 31, 2013, the Company and the bank would meet all applicable capital requirements under the new capital rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).

An additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios established under the new final capital rule will be phased-in from 2016 to 2019 and must be met to avoid limitations on the ability of the bank to pay dividends, repurchase shares or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased-in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that many community banks holding such CDO securities may have been required to recognize losses on those securities.

The Company and the bank held no investment positions at December 31, 2013 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, credit cards, and other consumer loans. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets and are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency. Significant recent CFPB developments that may affect the bank's operations and compliance costs include:

•
the issuance of final rules for residential mortgage lending, which became effective January 10, 2014, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act;

•	the issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts;

•	actions taken to regulate and supervise credit bureaus and debt collections; and

•
positions taken by the CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders to charge different rates or apply different terms to loans to different customers.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•
require periodic reports and such additional information as the Federal Reserve may require bank holding companies to meet or exceed minimum capital requirements (see “Legislative and Regulatory Developments” and “Current Capital Adequacy Requirements”);

•
require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action” (see “Prompt Corrective Action Provisions”);

•	limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

•
require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
require the prior approval for changes in senior executive officer or directors and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination when a bank holding company is deemed to be in troubled condition;

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•
require prior approval of acquisitions and mergers with other banks or bank holding companies and consider certain competitive, management, financial, and anti-money laundering compliance impact on the U.S.

Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither Company nor the bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Regulation of the Bank

As a Hawaii-chartered commercial bank whose deposits are insured by the FDIC, the bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC as a nonmember state bank, as the bank’s primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

Enforcement Authority

The federal and Hawaii regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•
direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	restrict the bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•
enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the bank or appoint the FDIC as receiver.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.  The bank’s FDIC insurance expense totaled $2.7 million for 2013. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve has also discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The bank is a legal entity that is separate and distinct from its holding company. CPF is dependent on the performance of the bank for funds which may be received as dividends from the bank for use in the operation of CPF and the ability of CPF to pay dividends to shareholders. Subject to the regulatory restrictions which currently further restrict the ability of the bank to declare and pay dividends under applicable Hawaii law, future cash dividends by the bank will depend upon management’s assessment of future capital requirements, contractual restrictions and other factors. When effective, the new minimum capital rule may restrict dividends by the bank if the additional capital conservation buffer is not achieved.

Operations and Consumer Compliance Laws

The bank must comply with numerous federal and state anti-money laundering and consumer protection and privacy statutes and implementing regulations, including the USA Patriot Act of 2001, GLBA, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. Noncompliance with these laws could subject the bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The bank and CPF are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting, and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve. The CFPB is a new regulatory agency for United States banks. The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, credit cards, and other consumer loans. The CFPB ’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. Pursuant to the Dodd-Frank Act, banks (such as our bank) with less than $10 billion in assets will continue to be examined for compliance with the consumer laws and the regulations of the CFPB by their primary federal banking agency.

The CFPB has adopted revisions to Regulation Z, which implements the Truth in Lending Act (“TILA”), pursuant to the Dodd-Frank Act. The revisions took effect on January 10, 2014 and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations.

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

Employees

At December 31, 2013, we employed 903 persons, 815 on a full-time basis and 88 on a part-time basis. We are not a party to any collective bargaining agreement.

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

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect of our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Tax Benefits Preservation Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). There is no guarantee, however, that the Tax Benefits Preservation Plan will prevent the Company from experiencing an ownership change. Adoption of the Tax Benefits Preservation Plan was required by our agreements with The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (“Anchorage”). On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years.

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, our shareholders approved the Protective Charter Amendment. The Protective Charter Amendment also does not guarantee that we will not experience an ownership change. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years, subject to approval by our shareholders.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2013.

The Carlyle Group L.P., which may be considered one of our affiliates, included the disclosure reproduced below (the “Applus Disclosure”) in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 27, 2014. We have no involvement in or control over the activities of Applus Servicios Technologicos S.L.U., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the following Applus Disclosure:

“As we disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that during the first quarter of the year ended December 31, 2013, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (“IDRO”), which has been designated as an agency of the Government of Iran. For the year ended December 31, 2013, gross revenue attributable to such sales was €86,633, with estimated net profits to Applus of approximately €15,593. At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers.  Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity. All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.”

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

Although general economic trends and market conditions have stabilized, concerns about the ability to maintain a sustained economic recovery still remain, including concerns over unemployment levels, growing U.S. government and foreign indebtedness, a large budget deficit, and the federal debt ceiling. Downgrades in U.S. and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets. In general, adverse economic conditions could have one or more of the following negative impacts on us, any one of which could have a material adverse effect on our financial condition or results of operations: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

Difficult economic and market conditions have adversely affected our industry and renewed economic slowdown in Hawaii or a worsening of current market conditions in general would result in additional adverse effects on us.

The U.S. economy entered into one of the longest economic recessions to have occurred since the Great Depression of the 1930’s in December 2007. Although general economic trends and market conditions have since stabilized, a renewed economic slowdown in Hawaii or a worsening of current market conditions in general would likely result in additional adverse effects on us, including: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to more loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

Furthermore, unlike larger national or other regional banks that are more geographically diversified, our business and operations are closely tied to the Hawaii market. The Hawaii economy relies on tourism, real estate, government and other service-based industries. Declines in tourism, increases in energy costs, the availability of affordable air transportation, adverse weather and natural disasters, and local budget issues impact consumer and corporate spending. As a result, such events may contribute to the deterioration in Hawaii’s general economic condition, which could adversely impact us and our borrowers.

The high concentration of commercial real estate and construction loans in our portfolio, combined with the deterioration in these sectors caused by the economic downturn, had and may continue to have a significantly more adverse impact on our operating results than many other banks across the nation. Although we have taken a number of steps to reduce our credit risk exposure, and as a result have experienced declining credit costs since 2011, we still had $46.8 million in nonperforming assets at December 31, 2013. If our borrowers continue to experience financial difficulty, or if property values securing our real estate loans decline further, we will incur elevated credit costs due to the composition of our loan portfolio even if market conditions improve.

Our Hawaii and, to a lesser extent, California commercial real estate and construction loan operations have a considerable effect on our results of operations.

The performance of our Hawaii and California commercial real estate and construction loans depends on a number of factors, including the continued stabilization and eventual improvement of the real estate markets in which we operate. As we have seen in the Hawaii and California construction and commercial real estate markets since the latter part of 2007, the strength of the real estate market and the results of our operations could be negatively affected by an economic downturn.

In addition, declines in the market for commercial property could cause some of our borrowers to suffer losses on their project, which would negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale could cause residential developers who are our borrowers to suffer losses on their projects and encounter difficulty in repaying their loans. As of December 31, 2013, our percentage of nonperforming assets to total loans and leases, loans held for sale and other real estate was 1.77%, compared to 4.00% as of December 31, 2012 and 8.99% as of December 31, 2011. We cannot assure you that we will have an adequate allowance for loan and lease losses to cover future losses. If we suffer greater losses than we are projecting, our financial condition and results of operations would be adversely affected.

Our net income has been favorably impacted by credits to our provision for loan and lease losses, which may not continue.

For twelve consecutive quarters from the first quarter of 2011 though the fourth quarter of 2013, we recorded a credit to the provision for loan and lease losses which has favorably impacted our net income. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the Hawaii or California real estate markets could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate and construction loans. If that were to occur, or if we continue to have strong growth in our loan portfolio, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 73% of our loan portfolio as of December 31, 2013 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

Deterioration of the economic environment in Hawaii, California or other markets we are exposed to, including a decline in the real estate market and single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As we have seen in the past, material declines in the value of the real estate assets securing many of our commercial real estate loans may lead to significant credit losses in this portfolio. As a result of our particularly high concentration of real estate loans, our portfolio had been and remains particularly susceptible to significant credit losses during economic downturns and adverse changes in the real estate market.

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

In determining the size of the allowance for loan and lease losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of any supervisory action taken by the bank’s regulators and other regulatory input. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient to cover the losses. Because of the uncertainty in the economy, volatility in the credit and real estate markets, including specifically, the deterioration in the Hawaii and California real estate markets and our high concentration of commercial real estate and construction loans, we made significant enhancements to our allowance for loan and lease losses over the past several years and may need to make additional enhancements in the future. In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge offs.

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

In order to reduce the likelihood that transactions in our common stock will result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years. To further protect our NOL carryforwards, on May 2, 2011, we filed the Protective Charter Amendment to restrict transfers of our common stock if the effect of the transfer would be to cause the transferee to become an owner, for relevant tax purposes, of 4.99% or more of our common stock (a “Threshold Holder”) or cause the beneficial ownership of our common stock by any Threshold Holder to increase. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years, subject to approval by our shareholders. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

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

Our line of credit with the FHLB serves as our primary outside source of liquidity. The Federal Reserve discount window also serves as an additional outside source of liquidity. Borrowings under this arrangement are through the Federal Reserve’s primary facility under the borrower-in-custody program. The duration of borrowings from the Federal Reserve discount window are generally for a very short period, usually overnight. In the event that these outside sources of liquidity become unavailable to us, we will need to seek additional sources of liquidity, including selling assets. We cannot assure you that we will be able to sell assets at a level to allow us to repay borrowings or meet our liquidity needs.

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

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to remain relatively constant during periods of rising interest rates, and to decline during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

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

There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRBSF, FDIC and DFI and may be subject to the rules and regulations promulgated by the CFPB which was recently created pursuant to the Dodd-Frank Act. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, impose fines on us or ultimately cease our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained;

•	the kinds of activities that can be engaged in;

•	the kinds and amounts of investments that can be made;

•	the locations of offices;

•	insurance of deposits and the premiums that we must pay for this insurance; and

•	how much cash we must set aside as reserves for deposits.

The Dodd-Frank Act provides for a comprehensive overhaul of the financial services industry within the U.S. While the full effects of the legislation on us cannot yet be determined, it could result in higher compliance and other costs as a result of new regulations and new regulatory initiatives, which could adversely affect our business.

In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the bank and CPF, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

New regulatory capital standards impose enhanced capital adequacy requirements on us.

Increased regulatory capital requirements (and the associated compliance costs) which have been adopted by federal banking regulators impose additional capital requirements on our business. The administration of existing capital adequacy laws as well as adoption of new laws and regulations relating to capital adequacy, or more expansive or aggressive interpretations of existing laws and regulations, could have a material adverse effect on our business, liquidity, financial condition and results of operations and could substantially restrict our ability to pay dividends, repurchase any of our capital stock, or pay executive bonuses. In addition, increased regulatory capital requirements could require us to raise additional capital which would dilute our existing shareholders at the time of such capital issuance.

If we are unable to effectively manage the composition of our investment securities portfolio, which we expect will continue to comprise a significant portion of our earning assets, our net interest income and net interest margin could be adversely affected.

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 25.4% of our interest income in the year ended December 31, 2013 as compared to 24.2% of our interest income in the year ended December 31, 2012. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, has become increasingly important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

The FRB regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities.

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

If we continue to see an improvement in national economic conditions or other changes occur, there is a potential that the FRB will increase interest rates. Should the FRB raise interest rates significantly and rapidly, there is potential for decreased demand for our loan products, an increase in our cost of funds, and curtailment of the current economic recovery.

Changes in FRB policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions can offer interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if we have to offer higher rates of interest then we currently offer on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on dividends from our subsidiaries for most of our revenue.

Because we are a holding company with no significant operations other than our bank, we depend upon dividends from our bank for a substantial portion of our revenues.

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. At December 31, 2013, the bank had Statutory Retained Earnings of $240.4 million.

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

We have begun several initiatives to improve our efficiency ratio. Several key initiatives involve changes to our technology and information systems  including outsourcing the data centers and hardware for our core information technology system to Fiserv, Inc., which is our existing core software application provider, and designing, developing, and implementing our data warehouse and customer relationship management programs. Additionally, during the third quarter of 2013, we began to implement a staff right-sizing plan. These initiatives are currently in progress and will continue into 2014. With the assistance of third-party consultants, we have completed comprehensive assessments and plans and are effectively managing and monitoring the execution of these initiatives. However, as a result of the significance of the changes, we could experience adverse effects on our operations. These adverse effects may include system transactional or reporting errors and delays, short-term reduced productivity, undesired personnel turnover, and loss of key customer relationships. If any of these effects were to occur it could have a material adverse impact on our results of operations. Additionally, these changes could require us to change our internal and management control environment.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our Chief Financial Officer, our Chief Banking Officer, and certain other employees.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships. On May 16, 2012, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank to BB- from B+ and assigned a Stable Rating Outlook. On September 23, 2013, Fitch Ratings upgraded the long-term Issuer Default Rating of the Company and the bank to BB+ from BB- and affirmed a Stable Rating Outlook. However, our ratings may not improve further and may be downgraded in the future if there are adverse developments concerning our business.

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

Following the closing of the recapitalization, Anchorage and Carlyle each became beneficial owners of our outstanding common stock, with their respective ownership percentages each equating to approximately 22% as of December 31, 2013. Each has a representative on our Board of Directors. Accordingly, Anchorage and Carlyle have influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, Carlyle and Anchorage have certain preemptive rights to maintain their respective fully diluted percentage ownership of our common stock in the event of certain issuances of securities by us. In pursuing their economic interests, Anchorage and Carlyle may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2013 related to our allowance for loan and lease losses calculation as described in Item 9A, “Controls and Procedures” in this Form 10-K.

Risk Factors Related to Our Securities

The market price of our common stock could decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	failure to comply with all of the requirements of any governmental orders or agreements we are or may become subject to and the possibility of resulting action by the regulators;

•	deterioration of asset quality;

•	the incurrence of losses;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings/losses estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our common stock, including sales of our common stock in short sale transactions;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	breaches in our security systems and loss of customer data;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

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

As described under “—Risk Factors Related to our Business—Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted,” we have generated significant NOLs as a result of our recent losses. In order to reduce the likelihood that transactions in our common stock would result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. On January 29, 2014, our Board of Directors approved an extension of the Tax Benefits Preservation Plan by up to an additional two years. To further protect our NOLs, we filed the Protective Charter Amendment on May 2, 2011 to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or cause the beneficial ownership of a Threshold Holder to increase. The Protective Charter Amendment expires on the earliest of (i) May 2, 2014, (ii) such time as the Board of Directors determines the Protective Charter Amendment is no longer necessary for the preservation of our tax benefits and (iii) the date the Board of Directors determines that the Protective Charter Amendment is no longer in our and our shareholders’ best interest, provided, however, our Board of Directors has approved an amendment to the Protective Charter Amendment to extend the May 2, 2014 date to May 2, 2016, subject to approval by our shareholders.

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

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2013, we had $90.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.2 million. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Completion of our Tender Offer and the transactions contemplated by the Repurchase Agreements we have entered into with our two largest shareholders may reduce the liquidity of our common stock.

Depending on how many shares of our common stock we repurchase in the Tender Offer and pursuant to the Repurchase Agreements, our “public float” (the number of shares owned by non-affiliate shareholders and available for trading in the securities markets) may be substantially reduced. This reduction in our public float may result in lower stock prices and/or reduced liquidity in the trading market for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2013. Last year, we submitted to the NYSE on May 14, 2013 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 25, 2014.

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

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches and residential mortgage lending subsidiary. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2013, see Note 18 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2008 and ending December 31, 2013. The graph assumes the investment of $100 on December 31, 2008.

Indexed Total Annual Return
(as of December 31, 2013)

The following table sets forth information on the range of high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within 2013 and 2012:

	Year Ended December 31,
	2013		2012
	High	Low	High	Low

First quarter	$16.65	$15.20	$14.40	$12.54
Second quarter	18.84	14.71	14.49	12.02
Third quarter	19.21	16.75	15.00	12.80
Fourth quarter	20.26	17.14	15.60	13.72

As of February 14, 2014, there were 2,739 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2013 and 2012:

	Year Ended December 31,
	2013	2012

First quarter	$-	$-
Second quarter	-	-
Third quarter	0.08	-
Fourth quarter	0.08	-

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors.

Under the terms of our trust preferred securities, our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current. Our obligations on our outstanding trust preferred securities were brought current in the first quarter of 2013.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2013, the bank had Statutory Retained Earnings of $240.4 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors in consultation with our regulators, reinstated and declared quarterly cash dividends of $0.08 per share on the Company’s outstanding common shares, payable to shareholders of record at the close of business on August 30, 2013 and November 29, 2013. These dividends were paid on September 16, 2013 and December 16, 2013, respectively. In January 2014, the Company’s Board of Directors declared a third consecutive quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares, payable on March 17, 2014 to shareholders of record at the close of business on February 28, 2014.

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

See “Part I, Item 1. Business – Supervision and Regulation – Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our previous election to defer payments on our trust preferred securities, see Note 14 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the fourth quarter of 2013.

As disclosed previously in this report, on February 21, 2014, we publicly announced a tender offer and the entry into repurchase agreements with our two largest investors to repurchase in the aggregate up to $125 million of our common stock.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2013. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2013	2012	2011	2010		2009
	(Dollars in thousands, except per share data)
Statement of Operation Data:
Total interest income	$140,278	$128,445	$136,450	$160,754		$242,237
Total interest expense	7,169	8,734	18,629	42,101		67,715
Net interest income	133,109	119,711	117,821	118,653		174,522
Provision (credit) for loan and lease losses	(11,310)	(18,885)	(40,690)	159,548		348,801
Net interest income (loss) after provision for loan and lease losses	144,419	138,596	158,511	(40,895)		(174,279)
Other operating income	54,945	60,743	57,002	57,700		57,723
Goodwill impairment	-	-	-	102,689		50,000
Other operating expense (excluding goodwill impairment)	139,536	151,918	178,942	165,069		167,186
Income (loss) before income taxes	59,828	47,421	36,571	(250,953)		(333,742)
Income tax benefit	(112,247)	-	-	-		(19,995)
Net income (loss)	172,075	47,421	36,571	(250,953)		(313,747)

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$4,256	$120,902	$180,839	$729,014		$400,470
Investment securities (1)	1,660,046	1,698,593	1,493,925	705,345		924,359
Loans and leases	2,630,601	2,203,944	2,064,447	2,169,444		3,041,980
Allowance for loan and lease losses	83,820	96,413	122,093	192,854		205,279
Goodwill	-	-	-	-		102,689
Other intangible assets	32,783	37,499	41,986	44,639		45,390
Total assets	4,741,198	4,370,368	4,132,865	3,938,051		4,869,522
Core deposits (2)	3,093,279	3,006,657	2,786,215	2,796,144		2,951,119
Total deposits	3,936,173	3,680,772	3,443,528	3,132,947		3,568,916
Long-term debt	92,799	108,281	158,298	459,803		657,874
Total shareholders' equity	660,113	504,822	456,440	66,052		335,963

Per Share Data:
Basic earnings (loss) per share	$4.10	$1.14	$3.36	$(171.13)		$(220.56)
Diluted earnings (loss) per share	4.07	1.13	3.31	(171.13)		(220.56)
Cash dividends declared	0.16	-	-	-		-
Book value	15.68	12.06	10.93	(42.18)		136.50
Diluted weighted average shares outstanding (in thousands)	42,317	42,084	36,342	1,516		1,459

Financial Ratios:
Return (loss) on average assets	3.73%	1.13%	0.90%	(5.74	) %	(5.87	) %
Return (loss) on average shareholders' equity	27.70	9.81	9.83	(140.73)		(54.99)
Net income (loss) to average tangible shareholders' equity	28.34	10.17	10.41	(193.24)		(77.60)
Average shareholders' equity to average assets	13.47	11.49	9.17	4.08		10.67
Efficiency ratio (3)	74.97	78.89	92.06	82.88		63.52
Net interest margin (4)	3.19	3.10	3.09	2.91		3.62
Net loan charge-offs to average loans and leases	0.05	0.32	1.42	6.33		7.03
Nonaccrual loans to total loans and leases and loans held for sale (5)	1.57	3.54	6.33	10.96		15.13
Allowance for loan and lease losses to total loans and leases	3.19	4.37	5.91	8.89		6.75
Allowance for loan and lease losses to nonaccrual loans (5)	201.55	121.53	91.17	78.62		43.41
Dividend payout ratio	3.93	N/A	N/A	N/A		N/A

(1) Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(2) Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.
(3) The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information.
Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. Our efficiency ratio is derived by dividing other operating expense (excluding amortization, impairment and write-down of intangible assets, goodwill, loans held for sale and foreclosed property, loss on early extinguishment of debt, loss on investment transaction, loss on sale of commercial real estate loans, and foreclosed asset expense) by net operating revenue (net interest income on a taxable equivalent basis plus other operating income before securities and foreclosed assets transactions). See Item 7 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations –Table 7. Reconciliation to Efficiency Ratio.
(4) Computed on a taxable equivalent basis using an assumed income tax rate of 35%.
(5) Nonaccrual loans include loans held for sale.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

•
Credit to the provision for loan and lease losses of $11.3 million , $18.9 million and $40.7 million in 2013, 2012 and 2011, respectively, compared to a charge of $159.5 million and $348.8 million in 2010 and 2009, respectively;

•	Valuation allowance against net deferred tax assets (“DTAs”) of $6.7 million, $147.5 million, $162.3 million, $178.8 million and $104.6 million in 2013, 2012, 2011, 2010 and 2009, respectively;
•	Net gains on sales of residential mortgage loans of $10.0 million, $17.1 million, $8.1 million, $8.5 million, and $13.6 million in 2013, 2012, 2011, 2010, and 2009, respectively;
•	Net gains on sales of foreclosed assets of $8.6 million, $5.0 million, $6.8 million, $0.7 million, and $0.3 million in 2013, 2012, 2011, 2010, and 2009, respectively;
•	Gain on early extinguishment of debt of $1.0 million in 2013, compared to a loss on early extinguishment of debt of $6.2 million and $5.7 million in 2011 and 2010, respectively;
•
Gain on ineffective portion of derivative of $0.1 million, $1.0 million, and $3.4 million in 2013, 2011, and 2009, respectively, compared to a loss on ineffective portion of derivative of $0.1 million in 2012;

•	Share-based compensation expense of $6.4 million, $4.6 million, $2.6 million, $0.4 million, and $0.4 million recognized in 2013, 2012, 2011, 2010, and 2009, respectively;
•	Foreclosed asset expense of $1.0 million, $6.9 million, $11.4 million, $9.6 million, and $9.0 million in 2013, 2012, 2011, 2010, and 2009, respectively;
•	Write down of assets of $2.6 million, $4.6 million, $1.5 million, and $5.0 million in 2012, 2011, 2010, and 2009, respectively;
•	Contributions to the Central Pacific Bank Foundation of $0.7 million, $0.8 million and $8.5 million in 2013, 2012, and 2011, respectively;
•	FDIC insurance premiums of $2.7 million, $4.9 million, $6.8 million, $12.6 million, and $12.2 million in 2013, 2012, 2011, 2010, and 2009, respectively;
•
Credit to the reserve for unfunded loan commitments of $3.5 million, $1.7 million, and $1.1 million in 2013, 2012, and 2010, respectively, compared to a charge of $1.6 million and $1.6 million in 2011 and 2009, respectively;

•
Credit to the provision for repurchased residential mortgage loans of $0.1 million and $2.0 million in 2013 and 2012, respectively, compared to a charge of $5.0 million and $6.1 million in 2011 and 2010, respectively;

•	Goodwill impairment charges of $102.7 million and $50.0 million in 2010 and 2009, respectively;
•	Gain on sale of property of $7.7 million and $3.6 million in 2010 and 2009, respectively; and
•	Tax contingency settlement benefits of $2.3 million in 2009.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii.

Our products and services consist primarily of the following:

•
Loans: Our loans consist of commercial, commercial mortgage, construction loans, and leases to small and medium-sized companies, business professionals, and real estate developers, as well and residential mortgage and consumer loans to local homebuyers and individuals. Our lending activities contribute to a key component of our revenues—interest income.

•
Deposits: We strive to provide exceptional customer service and products that meet our customers’ needs, like our Value Plus Checking, as well as our Exceptional Checking & Savings and Super Savings accounts. We also maintain a broad branch and ATM network in the state of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

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

Executive Overview

We continued to make significant progress toward a full recovery of our Company in 2013. After three years of net losses in 2008 to 2010, we recorded our twelfth consecutive profitable quarter in the fourth quarter of 2013. During fiscal 2013, we reported net income of $172.1 million, compared to net income of $47.4 million and $36.6 million in fiscal 2012 and 2011, respectively. Net income in 2013 included a non-cash income tax benefit of $119.8 million recorded in the first quarter of 2013 related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009. We also saw continued improvement in our asset quality as we reduced our nonperforming assets by $43.2 million to $46.8 million at December 31, 2013 from $90.0 million at December 31, 2012.

As a result of the continued improvement in our credit risk profile, we were able to reduce our allowance for loan and lease losses (the “Allowance”), which resulted in a positive impact to earnings. Our total credit costs during fiscal 2013, which include the provision for loan and lease losses (the “Provision”), write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, totaled a credit of $22.4 million, compared to a credit of $16.1 million in 2012.

With the improving market conditions in Hawaii, together with our efforts to increase market share, we realized strong loan growth of $426.7 million, or 19.4%, as well as an increase of $86.6 million, or 2.9% in our core deposit base in 2013. Our capital position remained strong, supported by three years of profitability and the improvements in our asset quality. As a result of our stable financial performance, two of the regulatory enforcement actions the bank and CPF were previously subject to were terminated in 2012 and 2013.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Business Environment

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to stabilize following the economic downturn caused by disruptions in the financial system beginning in 2007.

Despite this stabilization, growing U.S. government indebtedness, elevated unemployment rates, a large budget deficit and periodic concerns over the federal debt ceiling continue to add to the uncertainty surrounding a sustained economic recovery. In addition, downgrades of ratings in U.S. and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets.

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

Hawaii’s general economic conditions continued to improve in 2013. Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Hawaii’s strong visitor industry broke records for arrivals and visitor spending for the second consecutive year in 2013. According to the Hawaii Tourism Authority (“HTA”), 8.2 million total visitors arrived in the state in 2013. This was an increase of 2.6% from the previous high of 8.0 million visitor arrivals in 2012. The HTA also reported that total spending by visitors increased to $14.5 billion in 2013, an increase of $286.2 million, or 2.0%, from the previous high of $14.3 billion in 2012. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 2.7% and 4.2% in 2014, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.5% in December 2013, compared to 5.1% in December 2012. In addition, Hawaii’s unemployment rate in December 2013 of 4.5% remained below the national seasonally adjusted unemployment rate of 6.7%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to continue to improve to 4.2% in 2014.

Real personal income and real gross state product grew by approximately 2.3% and 2.4%, respectively, in 2013. DBEDT projects real personal income and real gross state product to grow by 3.3% and 2.8%, respectively, in 2014. Based on the recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state and growth of personal income and tax revenues, DBEDT expects Hawaii’s economy will continue positive growth in 2014.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 4.6% for single-family homes and increased 11.8% for condominiums in 2013 from 2012. The median resale price in 2013 for single-family homes on Oahu was $650,000, representing an increase of 4.8% from the median resale price of $620,000 in 2012. The median resale price for condominiums on Oahu was $332,000, representing an increase of 4.6% from the median resale price of $317,500 in 2012. We believe the Hawaii real estate market will continue to show improvements in 2014, however, there can be no assurance that this will occur.

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

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans classified as held for sale net of applicable selling costs on our consolidated balance sheets.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of income. At December 31, 2013 and 2012, this reserve totaled $2.9 million and $3.6 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency investors for vintages 2005 through 2013 were approximately $4.4 billion and $3.8 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of December 31, 2013 total approximately $83.1 million.

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

Loans repurchased during the year ended December 31, 2013 totaled approximately $4.7 million. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands. Repurchase activity by vintage and investor type are depicted in Table 1 below.

Table 1. Repurchase Demands, Appeals, Repurchased and Pending Resolution

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appeals Granted	Repurchased	Pending Resolution	Repurchase Demands	Appeals Granted	Repurchased	Pending Resolution
Year ended December 31, 2013 [1]
2005 and prior	2	1	-	1	-	-	-	-
2006	3	2	-	1	-	-	-	-
2007	6	1	5	-	-	-	-	-
2008	15	6	6	3	-	-	-	-
2009	2	1	1	-	-	-	-	-
2010	1	1	-	-	-	-	-	-
2011	5	5	-	-	-	-	-	-
2012	3	2	1	-	2	-	1	1
2013	-	-	-	-	-	-	-	-
Total	37	19	13	5	2	-	1	1

Year ended December 31, 2012 [2]
2005 and prior	-	-	-	-	-	-	-	-
2006	3	1	1	1	2	2	-	-
2007	7	1	4	2	4	1	3	-
2008	7	3	4	-	2	1	1	-
2009	-	-	-	-	-	-	-	-
2010	1	-	1	-	-	-	-	-
2011	5	3	2	-	-	-	-	-
2012	5	3	1	1	1	-	1	-
Total	28	11	13	4	9	4	5	-

[1] Based on repurchase requests received between January 1, 2013 and December 31, 2013.
[2] Based on repurchase requests received between January 1, 2012 and December 31, 2012.

The reserve for residential mortgage loan repurchase losses of $2.9 million at December 31, 2013 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $0.6 million from December 31, 2012. The table below shows changes in the repurchase losses liability.

Table 2. Changes in the Reserve for Residential Mortgage Loan Repurchase Losses

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$3,552	$6,802
Change in estimate	(130)	(2,022)
Utilizations	(473)	(1,228)
Balance, end of period	$2,949	$3,552

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

Our core deposit premium is being amortized over 14 years which approximates the estimated life of the purchased deposits. The carrying value of our core deposit premium is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefit are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life will be made.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 16 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2013, we used a weighted-average discount rate of 4.7% and an expected long-term rate of return on plan assets of 7.5%, which affected the amount of pension liability recorded as of year-end 2013 and the amount of pension expense to be recorded in 2014. At December 31, 2012, we used a weighted-average discount rate of 4.0% and an expected long-term rate of return on plan assets of 8.0% in determining the pension liability recorded as of year-end 2012 and the amount of pension expense recorded in 2013. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2013, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2014 pension expense by less than $0.1 million and year-end 2013 pension liability by $0.8 million, while a 0.25% change in the asset return rate would impact 2014 pension expense by less than $0.1 million.

Overview of Results of Operations

2013 vs. 2012 Comparison
In 2013, we recognized net income of $172.1 million, or $4.07 per diluted common share, compared to net income of $47.4 million, or $1.13 per diluted common share, in 2012. Net income in 2013 included a non-cash income tax benefit of $119.8 million recorded in the first quarter of 2013 related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009. Excluding this income tax benefit, net income for 2013 was $52.3 million, or $1.24 per diluted common share.

Total credit costs, which include the Provision, write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, amounted to a credit of $22.4 million in 2013, compared to a credit of $16.1 million in 2012. Our operating results in 2013 were positively impacted by an income tax benefit for 2013 of $112.2 million, an increase in net interest income of $13.4 million, and a decrease in other operating expense of $12.4 million, offset by a lower credit to the provision for loan and lease losses of $7.6 million and lower other operating income of $5.8 million. Our net income on average assets and average shareholders’ equity for 2013 was 3.73% and 27.70%, respectively, compared to 1.13% and 9.81%, respectively, in 2012.

2012 vs. 2011 Comparison
In 2012, we recognized net income of $47.4 million, or $1.13 per diluted common share, compared to net income of $36.6 million, or $3.31 per diluted common share, in 2011. Our net income per diluted share for 2011 included the impact of a one-time accounting adjustment totaling $85.1 million related to the previously disclosed TARP Exchange. Total credit costs, which include the Provision, write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, amounted to a credit of $16.1 million in 2012 compared to a credit of $29.9 million in 2011. Our operating results in 2012 were positively impacted by increases in net interest income and other operating income of $1.9 million and $3.7 million, respectively, and a decrease in other operating expense of $27.0 million. Our net income on average assets and average shareholders’ equity for 2012 was 1.13% and 9.81%, respectively, compared to 0.90% and 9.83%, respectively, in 2011.

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

Table 3. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2013			2012			2011
	Average	Average	Amount	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$81,249	0.25%	$203	$114,438	0.25%	$285	$412,351	0.26%	$1,052
Taxable investment securities (1)	1,534,136	2.05	31,521	1,521,164	1.89	28,819	1,227,181	2.25	27,571
Tax-exempt investment securities (1)	177,510	3.51	6,232	83,663	4.25	3,557	12,537	9.05	1,135
Loans and leases, including loans held for sale (2)	2,394,955	4.36	104,479	2,130,758	4.55	97,029	2,121,544	5.05	107,089
Federal Home Loan Bank stock	47,202	0.05	24	48,654	-	-	48,797	-	-
Total interest earning assets	4,235,052	3.36	142,459	3,898,677	3.33	129,690	3,822,410	3.58	136,847
Nonearning assets	375,770			308,978			232,218
Total assets	$4,610,822			$4,207,655			$4,054,628

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$708,658	0.05%	$349	$615,960	0.05%	$339	$539,519	0.09%	$500
Savings and money market deposits	1,191,919	0.07	894	1,163,963	0.09	1,006	1,117,183	0.18	2,044
Time deposits under $100,000	285,042	0.46	1,301	326,288	0.59	1,937	395,500	0.99	3,900
Time deposits $100,000 and over	769,672	0.19	1,500	652,339	0.27	1,751	484,734	0.65	3,166
Short-term borrowings	1,988	0.32	6	11	0.67	-	35,810	0.57	204
Long-term debt	104,373	2.99	3,119	109,791	3.37	3,701	352,677	2.50	8,815
Total interest-bearing liabilities	3,061,652	0.23	7,169	2,868,352	0.30	8,734	2,925,423	0.64	18,629
Noninterest-bearing deposits	849,371			773,768			675,604
Other liabilities	73,040			72,131			71,687
Total liabilities	3,984,063			3,714,251			3,672,714
Shareholders' equity	621,282			483,435			371,922
Non-controlling interests	5,477			9,969			9,992
Total equity	626,759			493,404			381,914
Total liabilities and equity	$4,610,822			$4,207,655			$4,054,628

Net interest income			$135,290			$120,956			$118,218

Net interest margin		3.19%			3.10%			3.09%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 4. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(82)	$-	$(82)	$(760)	$(7)	$(767)
Taxable investment securities	245	2,457	2,702	6,615	(5,367)	1,248
Tax-exempt investment securities	3,988	(1,313)	2,675	6,437	(4,015)	2,422
Loans and leases, including loans held for sale	12,031	(4,581)	7,450	465	(10,525)	(10,060)
Federal Home Loan Bank stock	-	24	24	-	-	-
Total interest earning assets	16,182	(3,413)	12,769	12,757	(19,914)	(7,157)

Interest-bearing liabilities
Interest-bearing demand deposits	46	(36)	10	69	(230)	(161)
Savings and money market deposits	25	(137)	(112)	84	(1,122)	(1,038)
Time deposits under $100,000	(243)	(393)	(636)	(685)	(1,278)	(1,963)
Time deposits $100,000 and over	317	(568)	(251)	1,089	(2,504)	(1,415)
Short-term borrowings	13	(7)	6	(204)	-	(204)
Long-term debt	(183)	(399)	(582)	(6,072)	958	(5,114)
Total interest-bearing liabilities	(25)	(1,540)	(1,565)	(5,719)	(4,176)	(9,895)

Net interest income	$16,207	$(1,873)	$14,334	$18,476	$(15,738)	$2,738

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $135.3 million in 2013, increasing by $14.3 million, or 11.9%, from $121.0 million in 2012, which increased by $2.7 million, or 2.3%, from net interest income of $118.2 million recognized in 2011. The increase in net interest income for 2013 was primarily the result of a significant increase in average loans and leases and investment securities as we continued to redeploy our excess liquidity into higher yielding assets. Also contributing to the increase was the 16 basis points (“bp”) increase in average yields earned on our taxable investment securities. Offsetting these increases were declines in average yields earned on our loans and leases and tax-exempt investment securities portfolios of 19 bp and 74 bp, respectively.

Average rates earned on our interest-earning assets increased by 3 bp in the year ended December 31, 2013, from the year ended December 31, 2012. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2013 decline by 7 bp, compared to the same period in 2012. The improvement in average yields earned on our interest earning assets in 2013 was directly attributable to the 16 bp increase in average yields earned on our taxable investment securities, increases in our higher yielding loans and leases and investment securities portfolios, and the corresponding decrease in our lower yielding interest-bearing deposits in other banks.

In the fourth quarter of 2013, we executed a bond swap where we sold $271.5 million in lower-yielding available-for-sale agency debentures and agency mortgage-backed securities with an average net yield of 1.87% and a weighted average life of 2.9 years and reinvested the majority of the proceeds in $242.5 million of higher-yielding agency mortgage-backed securities, non-agency commercial mortgage-backed securities, and corporate bond securities with an average yield of 3.21% and a weighted average life of 7.4 years. The new securities were classified in the available-for-sale portfolio and a net gain of $0.5 million was realized on the transaction.

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

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 73.3%, 74.8%, and 78.3% of interest income in 2013, 2012 and 2011, respectively, as well as interest earned on investment securities, which represented 26.5%, 25.0%, and 21.0% of interest income, respectively. Interest income expressed on a taxable-equivalent basis of $142.5 million in 2013 increased by $12.8 million, or 9.8%, from the $129.7 million earned in 2012, which decreased by $7.2 million, or 5.2%, from the $136.8 million earned in 2011.

As depicted in Table 4, the increase in interest income in 2013 from the prior year was primarily due to a significant increase in average loans and leases and investment securities balances and the increase in average taxable investment securities yields, partially offset by a decrease in average loan yields and the significant decrease in average tax-exempt investment securities yields. The $264.2 million increase in average loans and leases contributed to an increase of $12.0 million in current year interest income and the $93.8 million increase in average tax-exempt investment securities contributed to an increase of $4.0 million in current year interest income. In addition, the 16 bp increase in average taxable investment securities yields in 2013 contributed to $2.5 million in higher interest income for the current year. These increases were partially offset by the 19 bp decrease in average loan yields in 2013 which contributed to $4.6 million in lower interest income for 2013. The 74 bp decrease in average tax-exempt investment securities yields in 2013 contributed to $1.3 million in lower interest income for the current year.

The decrease in interest income in 2012 from 2011 was primarily due to a significant decrease in average loan and taxable investment securities yields, partially offset by a significant increase in average investment securities balances. The 50 bp decrease in average loan yields in 2012 contributed to $10.5 million of the reduction in interest income. The 36 bp decrease in average taxable investment securities yields in 2012 contributed to $5.4 million of the reduction in interest income. These decreases were partially offset by the $294.0 million increase in average taxable investment securities which contributed to an increase of $6.6 million of interest income and the $71.1 million increase in average tax-exempt investment securities which contributed to an increase of $6.4 million of interest income.

Interest Expense

In 2013, interest expense was $7.2 million which represented a decrease of $1.6 million, or 17.9%, compared to interest expense of $8.7 million in 2012, which decreased by $9.9 million, or 53.1%, compared to $18.6 million in 2011.

Declines in average rates paid on interest-bearing liabilities were reflective of the FRB’s notably low interest rate policy that existed throughout 2013, 2012 and 2011 and contributed to the overall reduction in interest expense during the periods. In 2013, the average rate paid on interest-bearing liabilities decreased by 7 bp to 0.23%, compared to 0.30% in 2012. Decreases in the average rates paid on time deposits $100,000 and over of 8 bp, long-term borrowings of 38 bp, time deposits under $100,000 of 13 bp, and savings and money market deposits of 2 bp, were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of time deposits under $100,000 of $41.2 million and long-term borrowings of $5.4 million also contributed to the reduction of interest expense in 2013.

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

Net Interest Margin

Our net interest margin was 3.19%, 3.10%, and 3.09% in 2013, 2012 and 2011, respectively. The improvement in our net interest margin in 2013 was driven by the continued slowing of premium amortization on our mortgage backed securities and, as described above, reflected our continued reinvestment of cash flow into higher yielding loans and leases and investment securities.

The improvement in our net interest margin in 2012 reflected our deployment of excess liquidity into higher yielding investment securities and an overall reduction in our funding costs, which included the prepayment of long-term borrowings at the FHLB in the third quarter of 2011, partially offset by lower yields earned on our interest earning assets due to the depressed interest rate environment.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through year end 2013. While we expect the target Fed Funds rate to remain low, the yield curve has begun to steepen in 2013 and is expected to continue in 2014. Thus we expect our net interest margin to expand modestly over the near term as we are able to invest in higher yielding assets.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 5. Components of Other Operating Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Other service charges and fees	$18,547	$17,569	$17,239
Net gain on sales of residential loans	9,986	17,095	8,050
Net gain on sales of foreclosed assets	8,584	4,999	6,821
Service charges on deposit accounts	7,041	8,367	10,024
Income from fiduciary activities	2,855	2,599	2,794
Income from bank-owned life insurance	2,333	2,899	4,139
Equity in earnings of unconsolidated subsidiaries	790	574	458
Loan placement fees	570	690	541
Fees on foreign exchange	508	551	664
Investment securities gains	482	789	1,306
Other	3,249	4,611	4,966
Total other operating income	$54,945	$60,743	$57,002

Total other operating income as a percentage of average assets	1.19%	1.44%	1.41%

Total other operating income of $54.9 million in 2013 decreased by $5.8 million, or 9.5%, from the $60.7 million earned in 2012, which increased by $3.7 million, or 6.6%, from the $57.0 million earned in 2011.

In 2013, we recorded lower net gains on sales of residential mortgage loans, rental income on foreclosed properties, and service charges on deposit accounts of $7.1 million, $3.7 million, and $1.3 million, respectively. Offsetting these decreases in 2013 were higher net gains on sales of foreclosed assets of $3.6 million, a gain on the early extinguishment of trust preferred debt of $1.0 million, and higher other service charges and fees of $1.0 million.

In 2012, we recorded higher net gains on sales of residential mortgage loans of $9.0 million. Offsetting this increase in 2012 were lower net gains on sales of foreclosed assets of $1.8 million, lower service charges on deposit accounts of $1.7 million and lower income from bank-owned life insurance of $1.2 million.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 6. Components of Other Operating Expense

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Salaries and employee benefits	$76,294	$69,344	$63,675
Net occupancy	14,323	13,920	13,793
Legal and professional services	8,094	13,824	13,506
Amortization and impairment of other intangible assets	7,418	10,179	7,033
Computer software expense	4,579	3,961	3,629
Equipment	3,676	3,966	4,702
Communication expense	3,523	3,428	3,517
Advertising expense	2,666	3,516	2,961
Foreclosed asset expense	1,036	6,887	11,378
Write down of assets	-	2,586	4,624
Loss on early extinguishment of debt	-	-	6,234
Other	17,927	20,307	43,890
Total other operating expense	$139,536	$151,918	$178,942

Total other operating expense as a percentage of average assets	3.03%	3.61%	4.41%

Total other operating expense of $139.5 million in 2013 decreased by $12.4 million, or 8.2%, from total operating expense of $151.9 million in 2012, which decreased by $27.0 million, or 15.1%, compared to 2011.

The decrease in total other operating expense in 2013, compared to 2012, was the result of lower credit-related charges (which include write-downs of loans held for sale, foreclosed asset expense, and reserves on unfunded commitments) of $10.2 million, lower legal and professional services of $5.7 million, lower amortization and impairment of other intangible assets of $2.8 million, lower FDIC insurance expense of $2.1 million, and lower accruals for the settlement of legal proceedings against the Company of $1.8 million, partially offset by higher salaries and employee benefits of $7.0 million, a premium paid on the repurchase of preferred stock of two subsidiaries of $1.9 million, and lower credit to the reserve for repurchased residential mortgage loan losses of $1.9 million.

The decrease in total other operating expense in 2012, compared to 2011, was the result of lower credit-related charges of $9.8 million, lower contributions to the Central Pacific Bank Foundation of $7.8 million, lower reserve for repurchased residential mortgage loans of $7.0 million, lower loss on early extinguishment of debt of $6.2 million, and lower FDIC insurance expense of $2.0 million, partially offset by higher salaries and employee benefits of $5.7 million and higher amortization and impairment of other intangible assets of $3.1 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing adjusted other operating expense by adjusted other operating income. The efficiency ratio, as used by management, differs from comparable measures calculated and presented in accordance with GAAP in that it excludes unusual or non-recurring charges, losses, credits or gains. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 74.97% in 2013, compared to 78.89% in 2012 and 92.06% in 2011. The decrease in our efficiency ratio was primarily driven by the aforementioned decrease in other operating expenses and increase in net interest income.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated:

Table 7. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Efficiency Ratio
Total other operating expenses	$139,536	$151,918	$178,942	$267,758	$217,186
Less:
Amortization of other intangible assets	2,674	3,675	2,874	2,874	2,875
Foreclosed asset expense	1,036	6,887	11,378	9,646	8,961
Write down of assets	-	2,586	4,624	1,460	4,963
Loss on early extinguishment of debt	-	-	6,234	5,685	-
Goodwill impairment	-	-	-	102,689	50,000
Adjusted other operating expenses	$135,826	$138,770	$153,832	$145,404	$150,387

Net interest income (tax equivalent)	$135,290	$120,956	$118,218	$119,228	$176,686
Total other operating income	54,945	60,743	57,002	57,700	57,723
Less:
Net gains on sales of foreclosed assets	8,584	4,999	6,821	664	310
Net gains on sales of investment securities	482	789	1,306	831	(74)
OTTI on investment securities	-	-	-	-	(2,565)
Adjusted other operating income	$181,169	$175,911	$167,093	$175,433	$236,738

Efficiency ratio	74.97%	78.89%	92.06%	82.88%	63.52%

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

In the second, third and fourth quarters of 2013, the Company recorded income tax expense of $1.9 million, $2.2 million, and $3.4 million, respectively.

As of December 31, 2013, the remaining valuation allowance on our net DTA totaled $6.7 million. Net of this valuation allowance, the Company’s net DTA totaled $137.2 million as of December 31, 2013, compared to a fully reserved net DTA of $147.5 million as of December 31, 2012.

In 2013, we decreased our valuation allowance against our net DTAs by $140.8 million, or 95.5%, to $6.7 million at December 31, 2013 from $147.5 million at December 31, 2012. Of the total decrease to the valuation allowance, $132.1 million was recognized as a non-cash credit to income tax expense, while $8.7 million was charged against accumulated other comprehensive income (loss) (“AOCI”).

In 2012, we decreased our valuation allowance against our net DTAs by $14.8 million, or 9.1%, to $147.5 million at December 31, 2012 from $162.3 million at December 31, 2011. Of the total decrease to the valuation allowance, $15.9 million was recognized as a non-cash credit to income tax expense, while $1.1 million was charged against AOCI.

Our effective tax rate was -187.6% in 2013 compared to 0% in 2012 and 2011. Because we recognized a full valuation allowance against our net DTAs in 2011 and 2012, we did not record any income tax expense or benefit in those periods.

Financial Condition

Total assets of $4.7 billion at December 31, 2013 increased by $370.8 million, or 8.5%, from the $4.4 billion at year-end 2012, and total liabilities of $4.1 billion at December 31, 2013 increased by $225.4 million, or 5.8%, from the prior year. The increase in total assets in 2013 was due primarily to our deposit growth and subsequent deployment of these proceeds into higher yielding assets.

Loan Portfolio

Our lending activities are focused on commercial loans, commercial mortgages, construction loans, and leases to small and medium-sized companies, business professionals, and real estate developers, as well as residential mortgages and consumer loans to local homebuyers and individuals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

To manage credit risk (i.e., the ability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers.

Loans and leases totaled $2.6 billion at December 31, 2013, increasing by $426.7 million, or 19.4%, from the $2.2 billion at year-end 2012, which increased by $139.5 million, or 6.8%, from the $2.1 billion held at year-end 2011. The increase in our loan portfolio in 2013 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was primarily due to net increases in the residential mortgage, consumer, and commercial, financial and agricultural loan portfolios totaling $203.9 million, or 19.7%, $167.3 million, or 116.7% and $152.5 million, or 61.9%, respectively, partially offset by a net reduction in the commercial mortgage loan, construction and development loan, and lease portfolios totaling $72.2 million, or 10.7%, $20.6 million, or 21.4% and $4.3 million, or 40.6%, respectively. In addition, we transferred 12 portfolio loans to other real estate totaling $4.4 million, and recorded charge-offs of loans and leases of $12.6 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 8. Loans by Categories

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Commercial, financial and agricultural	$398,716	$246,218	$180,704	$207,980	$260,924
Real estate:
Construction	75,616	96,194	161,063	313,785	811,895
Mortgage:
- residential	1,239,259	1,035,397	896,099	746,261	820,983
- commercial	600,081	672,248	700,069	760,306	970,285
Consumer	310,688	143,383	108,810	112,949	136,090
Leases	6,241	10,504	17,702	28,163	41,803
Total loans and leases	2,630,601	2,203,944	2,064,447	2,169,444	3,041,980
Allowance for loan and lease losses	(83,820)	(96,413)	(122,093)	(192,854)	(205,279)
Net loans	$2,546,781	$2,107,531	$1,942,354	$1,976,590	$2,836,701

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of December 31, 2013.

Table 9. Geographic Distribution

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$255,987	$142,729	$398,716
Real estate:
Construction	71,585	4,031	75,616
Mortgage:
- residential	1,238,530	729	1,239,259
- commercial	453,313	146,768	600,081
Consumer	230,664	80,024	310,688
Leases	6,241	-	6,241
Total loans and leases	2,256,320	374,281	2,630,601
Allowance for loan and lease losses	(66,639)	(17,181)	(83,820)
Net loans and leases	$2,189,681	$357,100	$2,546,781

Commercial, Financial and Agricultural

Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals. The borrower’s business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risks of credit losses could be greater in this loan category relative to secured loans where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Our historical approach to commercial lending involves teams of lending and cash management personnel who focus on relationship development including loans, deposits and other bank services to new and existing commercial clients.

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

The increase in our construction loan portfolio from 2005 through 2007 was representative of our historical focus on this segment and a real estate market that had been strong with increased development activity in all of our markets. However, beginning in the second half of 2007, some of our residential construction loans in California began exhibiting heightened levels of risk with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors, including declining real estate values. New construction lending was therefore substantially curtailed. In 2008 through 2010, real estate values continued to deteriorate in Hawaii and California, adding considerable pressure on our construction loan portfolio. Beginning in 2011 and continuing through 2013, real estate values have shown stability. However, as required by our regulators, we further reduced our exposure to this sector and decreased our construction loan portfolio by $152.7 million in 2011, $64.9 million in 2012, and an additional $20.6 million in 2013.

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 10. Mortgage Loan Portfolio Composition

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
1-4 units	$1,138,533	61.9%	$968,194	56.7%	$846,953	53.1%	$692,515	46.0%	$716,753	40.0%
5 or more units	100,726	5.5	67,203	3.9	49,146	3.1	53,746	3.6	104,230	5.8
Commercial,
industrial and
other	600,081	32.6	672,248	39.4	700,069	43.8	760,306	50.4	970,285	54.2
Total	$1,839,340	100.0%	$1,707,645	100.0%	$1,596,168	100.0%	$1,506,567	100.0%	$1,791,268	100.0%

Residential

Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii, fixed rate loans secured by multi-family residential properties, and home equity lines of credit and loans. Our home equity lines of credit, which typically carry floating interest rates, accounted for approximately 14% of our residential mortgage portfolio. Maximum loan-to-value ratios of 80% are typically required for fixed- and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.4 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable, credit losses on residential mortgages had been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Residential mortgage loan balances as of December 31, 2013 totaled $1.2 billion, increasing by $203.9 million, or 19.7%, from the $1.0 billion held at year-end 2012, which increased by $139.3 million, or 15.5%, from the $896.1 million held at year-end 2011. As previously mentioned, residential mortgage originations remained strong throughout most of 2013 fueled by the historically low interest rate environment driving strong refinancing activity.

Residential mortgage loans held for sale at December 31, 2013 totaled $12.4 million, a decrease of $25.9 million, or 67.7%, from the December 31, 2012 balance of $38.3 million, which increased by $0.4 million, or 1.1%, from the December 31, 2011 balance of $37.9 million. In 2013, 2012 and 2011, we did not securitize any residential mortgage loans.

Commercial

Real estate mortgage loans secured by commercial properties continue to represent a sizable portion of our loan portfolio. Our historical policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk. Operating income risk is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 11. Consumer Loan Portfolio Composition

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$149,780	48.2%	$70,219	48.9%	$64,343	59.1%	$66,955	59.2%	$87,721	64.5%
Other revolving credit plans	61,835	19.9	35,074	24.5	34,505	31.7	34,396	30.5	36,665	26.9
Other	99,073	31.9	38,090	26.6	9,962	9.2	11,598	10.3	11,704	8.6
Total	$310,688	100.0%	$143,383	100.0%	$108,810	100.0%	$112,949	100.0%	$136,090	100.0%

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

Consumer loans totaled $310.7 million at December 31, 2013, increasing by $167.3 million, or 116.7%, from 2012’s year-end balance of $143.4 million, which increased by $34.6 million, or 31.8%, compared to the $108.8 million held at year-end 2011. At December 31, 2013, automobile loans, primarily indirect dealer loans, comprised 48.2% of consumer loans outstanding.

Total automobile loans of $149.8 million at year-end 2013 increased by $79.6 million, or 113.3%, from 2012’s year-end balance of $70.2 million, which increased by $5.9 million, or 9.1%, from $64.3 million at year-end 2011. The current year increase is primarily due to the purchases of auto loan portfolios for $67.7 million, which includes a $2.8 million premium over the $64.9 million outstanding balance.

In 2013, we purchased participation interests in student loans, which had an outstanding balance of $16.0 million at December 31, 2013. We did not have any participation interests in student loans at December 31, 2012. In addition, we issued solar photovoltaic loans which totaled $17.9 million at December 31, 2013, compared to $25 thousand at December 31, 2012.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $27.4 million at December 31, 2013, compared to $59.4 million in the prior year, while remaining interest reserves was $2.4 million, or 8.7% of the outstanding principal balance of loans with interest reserves at December 31, 2013, compared to $0.1 million, or 0.2% of the outstanding principal balance of loans with interest reserves at December 31, 2012.

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

In the event that unfavorable circumstances alter the original project schedule (e.g., cost overruns, project delays, etc.), our policy is to evaluate whether or not it is appropriate to maintain interest capitalization or demand payment of interest in cash and will work with the borrower to explore various restructuring options, which may include obtaining additional equity and/or requiring additional collateral. We may also require borrowers to directly pay scheduled interest payments.

Our process for determining that construction projects are moving as planned are detailed in our lending policies and guidelines. Prior to approving a loan, the Company and borrower generally agree on a construction budget, a pro forma monthly disbursement schedule, and sales/leaseback assumptions. As each project progresses, the projections are measured against actual disbursements and sales/lease results to determine if the project is on schedule and performing as planned.

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

Concentrations of Credit Risk

As of December 31, 2013, approximately $1.9 billion, or 72.8% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans.

Substantially all of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii and California. Consistent with our focus of being a Hawaii-based bank, 86% of our loan portfolio was concentrated in the Hawaii market while 14% was concentrated in the U.S. Mainland as of December 31, 2013.

Our foreign credit exposure as of December 31, 2013 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Table 12 sets forth the maturity distribution of the loan portfolio at December 31, 2013. Table 13 sets forth the sensitivity of amounts due after one year to changes in interest rates at December 31, 2013. Both tables exclude real estate loans (other than construction loans) and consumer loans.

Table 12. Maturity Distribution of Commercial and Construction Loans

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$36,361	$226,069	$136,286	$398,716
Real estate - construction	19,612	42,803	13,201	75,616
Total	$55,973	$268,872	$149,487	$474,332

At year-end 2013, 11.8% of our commercial and construction loans had maturities of one year or less, decreasing from the prior year’s proportion of 29.7%.  Meanwhile, loans in the one-through-five-years category increased to 56.7% in 2013 from 40.3% at year-end 2012 and loans in the greater-than-five-years category increased to 31.5% from 30.0% due to the aforementioned decrease in the one year or less maturity category.

Table 13. Maturity Distribution of Fixed and Variable Rate Loans

	Maturing
	Over one
	through	Over five
	five years	years	Total
	(Dollars in thousands)

With fixed interest rates	$62,858	$38,246	$101,104
With variable interest rates	206,014	111,241	317,255
Total	$268,872	$149,487	$418,359

Of the loans with maturities in excess of one year at year-end 2013, 24.2% had fixed interest rates, while 75.8% had variable rates, which compares to 32.6% and 67.4%, respectively, at year-end 2012.

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

The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based on loss experience for the specific loan type; risks inherent in concentrations by geographic location, collateral or property type; and recent changes in loan grade and delinquencies. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends, and economic conditions and are adjusted for qualitative factors including migration and volatility risks. We also use third party inputs for certain segments of loans for which we do not have sufficient historical loss data. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties and imprecision in the estimation process.

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 14. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Average amount of loans outstanding	$2,394,955	$2,130,758	$2,121,544	$2,716,090	$3,745,964

Allowance for loan and lease losses:
Balance at beginning of year	$96,413	$122,093	$192,854	$205,279	$119,878

Charge-offs:
Commercial, financial and agricultural	2,812	3,779	2,401	7,550	20,168
Real estate:
Construction	358	8,435	31,371	126,829	188,581
Mortgage - residential	1,083	1,664	4,347	21,042	16,563
Mortgage - commercial	6,768	2,033	1,298	41,280	34,156
Consumer	1,595	1,490	2,116	3,242	4,058
Leases	-	28	10	19	2,182
Total	12,616	17,429	41,543	199,962	265,708

Recoveries:
Commercial, financial and agricultural	1,387	1,614	1,805	2,421	453
Real estate:
Construction	3,596	6,622	6,518	13,902	450
Mortgage - residential	1,107	876	1,684	1,016	85
Mortgage - commercial	4,240	488	383	9,303	26
Consumer	657	1,029	1,082	1,259	1,294
Leases	346	5	-	88	-
Total	11,333	10,634	11,472	27,989	2,308
Net loans charged off	1,283	6,795	30,071	171,973	263,400

Provision (credit) charged to operations	(11,310)	(18,885)	(40,690)	159,548	348,801

Balance at end of year	$83,820	$96,413	$122,093	$192,854	$205,279

Ratios:
Allowance for loan and lease losses to loans
and leases outstanding at end of year	3.19%	4.37%	5.91%	8.89%	6.75%

Net loans charged off during year to average
loans and leases outstanding during year	0.05%	0.32%	1.42%	6.33%	7.03%

Our Allowance at December 31, 2013 totaled $83.8 million, which represented a decrease of $12.6 million, or 13.1%, from year-end 2012. When expressed as a percentage of total loans, our Allowance decreased to 3.19% at December 31, 2013, from 4.37% at year-end 2012. The decrease in our Allowance during 2013 was a result of a credit to the Provision of $11.3 million recognized during the year and $1.3 million in net loan charge-offs during the year. The decrease in our Allowance as a percentage of total loans and leases from year-end 2012 to year-end 2013 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets, lower net loan charge-off activity, and is consistent with our belief that we have begun to see signs of stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland.

Our Allowance as a percentage of our nonperforming assets increased from 107.10% at December 31, 2012 to 179.29% at December 31, 2013. Our Allowance as a percentage of our nonaccrual loans, including loans held for sale, increased from 121.53% at December 31, 2012 to 201.55% at December 31, 2013.

During 2010, we adjusted the general reserve factors used to calculate the Allowance for our commercial mortgage portfolios both in Hawaii and on the U.S. Mainland, as well our residential mortgage loan portfolio, including the owner occupied, investor, and home equity segments. Our decision to increase the general reserves established for these loan categories were made after considering various quantitative and qualitative factors. These considerations included, but were not limited to, our recent loss history, a revised assessment of projected national and local economic and market conditions, the potential negative impact that the weak commercial and residential real estate markets may have on these portfolios, and input from our regulators. We did not implement any material enhancements to our reserve factors in 2011 through 2013.

Depending on the overall performance of the local and national economies, the strength of the Hawaii commercial real estate market and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen signs of stabilization, we cannot determine if market conditions will continue to improve and whether or not the recent signs of an economic recovery will continue.

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

Table 15. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each	Allowance	in each
	for loan	category	for loan	category	for loan	category	for loan	category	for loan	category
	and lease	to total	and lease	to total	and lease	to total	and lease	to total	and lease	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)
Commercial, financial
and agricultural	$13,196	15.2%	$4,987	11.2%	$6,110	8.7%	$13,426	9.6%	$11,026	8.6%
Real estate:
Construction	2,774	2.9	4,510	4.3	28,630	7.8	76,556	14.5	114,256	26.7
Mortgage:
Residential	28,441	47.1	29,910	47.0	32,736	43.4	31,830	34.4	23,930	27.0
Commercial	26,778	22.8	48,500	30.5	47,729	33.9	64,308	35.0	44,308	31.9
Consumer	6,576	11.8	2,421	6.5	2,335	5.3	3,155	5.2	4,555	4.4
Leases	55	0.2	85	0.5	553	0.9	1,579	1.3	1,079	1.4
Unallocated	6,000	-	6,000	-	4,000	-	2,000	-	6,125	-
Total	$83,820	100.0%	$96,413	100.0%	$122,093	100.0%	$192,854	100.0%	$205,279	100.0%

The methodology applied in determining the level of Allowance and the allocation among loan categories in 2013 was consistent with that applied in 2012.

The Allowance allocated to commercial loans at year-end 2013 totaled $13.2 million, compared to $5.0 million at year-end 2012, representing 3.3% and 2.0% of total commercial loans, respectively. The increase in the ending Allowance amount was primarily due to an increase in the commercial loan portfolio as of year-end 2013.

The Allowance allocated to construction loans totaled $2.8 million, or 3.7%, of construction loans at year-end 2013, compared to $4.5 million, or 4.7%, of construction loans outstanding at year-end 2012. The decreases in the ending Allowance amount and the Allowance as a percentage of construction loans were primarily due to the decreases in the construction loan portfolio and nonaccrual construction loans as of year-end 2013.

The Allowance allocated to our residential mortgage loans decreased to $28.4 million, or 2.3%, of total residential mortgage loans at December 31, 2013, compared to $29.9 million, or 2.9%, of related loans at year-end 2012. The decrease in the ending Allowance amount was primarily due to the decrease in nonaccrual residential mortgage loans as of year-end 2013.

Commercial mortgage loans were allocated an Allowance of $26.8 million, or 4.5%, of those loans at December 31, 2013, compared to $48.5 million, or 7.2%, of commercial mortgage loans at year-end 2012. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial mortgage loans was primarily due to the significant decrease in the commercial mortgage loan portfolio as of year-end 2013.

The allocated Allowance for consumer loans at December 31, 2013 increased to $6.6 million from $2.4 million in the prior year, representing 2.1% of total consumer loans in 2013, compared to 1.7% in 2012. The increase in the ending Allowance amount was primarily due to an increase in the consumer loan portfolio as of year-end 2013.

We also allocated an Allowance for leases of $55 thousand, or 0.9%, of total leases, compared to $85 thousand, or 0.8%, of total leases as of year-end 2012.

The unallocated portion of the Allowance of $6 million remained unchanged at December 31, 2013 and 2012.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 16. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$3,533	$3,510	$1,367	$982	$8,377
Real estate:
Construction	4,015	38,742	69,765	182,073	362,557
Mortgage - residential	20,271	27,499	47,128	47,560	55,603
Mortgage - commercial	13,769	9,487	15,653	14,464	45,847
Consumer	-	-	-	225	-
Leases	-	94	-	-	466
Total nonaccrual loans	41,588	79,332	133,913	245,304	472,850

Other real estate
Real estate:
Construction	3,770	8,105	56,429	54,507	26,899
Mortgage - residential	1,184	2,372	5,252	3,000	55
Mortgage - commercial	209	209	-	-	-
Other real estate	5,163	10,686	61,681	57,507	26,954
Total nonperforming assets	46,751	90,018	195,594	302,811	499,804

Accruing loans delinquent for 90 days or more
Real estate:
Construction	-	-	-	6,550	228
Mortgage - residential	-	387	-	1,800	2,680
Consumer	-	116	28	181	232
Leases	15	-	-	-	152
Total accruing loans delinquent for 90 days or more	15	503	28	8,531	3,292

Restructured loans still accruing interest
Commercial, financial & agricultural	406	447	-	-	-
Real estate:
Construction	3,857	9,522	5,170	-	2,745
Mortgage - residential	16,508	15,366	3,093	13,401	3,565
Mortgage - commercial	2,502	6,425	-	-	-
Total restructured loans still accruing interest	23,273	31,760	8,263	13,401	6,310

Total nonperforming assets, accruing loans delinquent
for 90 days or more and restructured loans still
accruing interest	$70,039	$122,281	$203,885	$324,743	$509,406

Total nonperforming assets as a percentage of loans
and leases, loans held for sale and other real estate	1.77%	4.00%	8.99%	13.18%	15.85%

Total nonperforming assets and accruing loans delinquent
for 90 days or more as a percentage of loans and
leases, loans held for sale and other real estate	1.77%	4.02%	8.99%	13.56%	15.96%

Total nonperforming assets, accruing loans delinquent for
90 days or more and restructured loans still accruing
interest as a percentage of loans and leases, loans held
for sale and other real estate	2.64%	5.43%	9.37%	14.14%	16.16%

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $46.8 million at December 31, 2013, compared to $90.0 million at year-end 2012. Nonperforming assets at December 31, 2013 were comprised of $41.6 million in nonaccrual loans, none of which were loans classified as held for sale, and $5.2 million in other real estate.

The decrease in 2013 was attributable to $45.1 million in repayments, $17.2 million in loans restored to accrual status, the sale of $6.3 million in other real estate, charge-offs of $1.9 million and net write-downs of other real estate totaling $0.4 million. All of these decreases were partially offset by $27.7 million in gross additions.

Net changes to nonperforming assets by category during 2013 included net decreases in U.S. Mainland construction and development assets totaling $36.3 million, Hawaii residential mortgage assets totaling $8.4 million, Hawaii construction and development assets totaling $2.8 million, and Hawaii leasing assets totaling $0.1 million. Partially offsetting these decreases were net increases in Hawaii commercial mortgage assets totaling $2.9 million, U.S. Mainland commercial mortgage assets totaling $1.4 million and Hawaii commercial assets of $23 thousand.

Loans delinquent for 90 days or more still accruing interest totaled $15 thousand at December 31, 2013, compared to $0.5 million at December 31, 2012.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 17. Distribution of Investment Securities

	December 31,
	2013		2012		2011
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale (at	maturity (at	for sale (at	maturity (at	for sale (at
	amortized cost)	fair value)	amortized cost)	fair value)	amortized cost)	fair value)
	(Dollars in thousands)
Debt securities:
U.S. Government sponsored entities	$-	$-	$-	$280,939	$-	$373,177
States and political subdivisions	-	179,357	-	185,911	-	12,994
Corporate securities	-	158,095	-	127,946	-	8,551
Mortgage-backed securities:
U.S. Government sponsored entities	252,047	927,626	161,848	941,043	931	1,097,302
Non-agency collateralized mortgage
obligations	-	142,046	-	-	-	-
Other	-	875	-	906	-	970
Total	$252,047	$1,407,999	$161,848	$1,536,745	$931	$1,492,994

Investment securities totaled $1.7 billion at December 31, 2013, decreasing by $38.5 million, or 2.3%, from the $1.7 billion held at December 31, 2012, which increased by $204.7 million, or 13.7%, from the $1.5 billion at year-end 2011.

During the year ended December 31, 2013, we sold certain available for sale investment securities and received gross proceeds of $271.9 million. Gross realized gains and losses on the sales of the available for sale investment securities were $3.9 million and $3.4 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the fourth quarter of 2013, we executed a bond swap where we sold $271.5 million in lower-yielding available-for-sale agency debentures and agency mortgage-backed securities with an average net yield of 1.87% and a weighted average life of 2.9 years and reinvested the majority of the proceeds in $242.5 million of higher-yielding agency mortgage-backed securities, non-agency commercial mortgage-backed securities, and corporate bond securities with an average yield of 3.21% and a weighted average life of 7.4 years. The new securities were classified in the available-for-sale portfolio and a net gain of $0.5 million was realized on the transaction.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2013.

Table 18. Maturity Distribution of Investment Portfolio

	Carrying	Weighted
Portfolio Type and Maturity Grouping	value	average yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
U.S. Government sponsored entities mortgage-backed securities:
Within one year	$-	-%
After one but within five years	-	-
After five but within ten years	99,071	2.04
After ten years	152,976	2.04
Total U.S. Government sponsored entities mortgage-backed securities	252,047	2.04

Total held-to-maturity portfolio	$252,047	2.04%

Available-for-sale portfolio:
States and political subdivisions:
Within one year	$-	-%
After one but within five years	7,610	5.28
After five but within ten years	54,337	2.57
After ten years	117,410	3.58
Total States and political subdivisions	179,357	3.34

Corporate securities:
Within one year	-	-
After one but within five years	81,209	2.31
After five but within ten years	76,886	2.83
After ten years	-	-
Total Corporate securities	158,095	2.56

U.S. Government sponsored entities mortgage-backed securities:
Within one year	-	-
After one but within five years	600	4.71
After five but within ten years	29,736	2.76
After ten years	897,290	2.47
Total U.S. Government sponsored entities mortgage-backed securities	927,626	2.48

Non-agency collaterized mortgage obligations:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	111,734	3.06
After ten years	30,312	3.94
Total Non-agency collaterized mortgage obligations	142,046	3.24

Other:
Within one year	-	-
After one but within five years	-	-
After five but within ten years	-	-
After ten years	875	-
Total Other	875	-

Total available-for-sale portfolio	$1,407,999	2.68%

Total investment securities	$1,660,046	2.58%

(1) Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

During 2013, the weighted average yield of the investment portfolio increased by 61 bp to 2.58% from the prior year. The increase in yield reflects the steepening interest rate yield curve and slowing of premium amortization in 2013, along with investments in non-agency collateralized mortgage obligations which carry higher yields.

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

Total deposits of $3.9 billion at December 31, 2013 reflected an increase of $255.4 million, or 6.9%, from total deposits of $3.7 billion at December 31, 2012. Total deposits at December 31, 2012 increased by $237.2 million, or 6.9%, over the year-end 2011 balance of $3.4 billion. The increase in deposits in 2013 reflects increases in government-owned time deposits, interest-bearing demand deposits, noninterest-bearing demand deposits, and savings and money market deposits of $178.0 million, $55.8 million, $47.7 million and $21.0 million, respectively, offset by decreases in other time deposits of $47.1 million.

Core deposits totaled $3.1 billion at December 31, 2013 and increased by $86.6 million, or 2.9%, from December 31, 2012, which increased by $220.4 million or 7.9% from December 31, 2011. Core deposits as a percentage of total deposits was 78.6% at December 31, 2013, compared to 81.7% at December 31, 2012, and 80.9% at December 31, 2011.

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 11 bp in 2013, while savings and money market deposit rates decreased by 2 bp and interest-bearing demand deposit rates remained unchanged. The average rate paid on all deposits in 2013 decreased to 0.11% from 0.14% in 2012 and 0.30% in 2011. The drop in average rates paid in 2013 was attributable to the depressed interest rate environment in which we, as well as other financial institutions throughout the country, continued to operate in during 2013.

Table 19. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$849,371	-%	$773,768	-%	$675,604	-%
Interest-bearing demand deposits	708,658	0.05	615,960	0.05	539,519	0.09
Savings and money market deposits	1,191,919	0.07	1,163,963	0.09	1,117,183	0.18
Time deposits	1,054,714	0.27	978,627	0.38	880,234	0.80
Total	$3,804,662	0.11%	$3,532,318	0.14%	$3,212,540	0.30%

We expect overall deposit rates to remain suppressed in 2014 in response to the FRB’s current monetary policy of keeping interest rates at low levels. In addition to the external interest rate environment, the overall direction of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts as part of the Dodd-Frank Act as further described in “Item 1A. Risk Factors.”

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2013.

Table 20. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$8,015	$-	$-	$-	$8,015
Long-term debt	14	-	-	92,785	92,799
Pension plan and SERP obligations	2,642	5,281	5,638	27,729	41,290
Operating leases	7,847	12,527	8,564	23,664	52,602
Purchase obligations	13,430	13,341	10,224	6,937	43,932
Total	$31,948	$31,149	$24,426	$151,115	$238,638

Components of short-term borrowings and long-term debt are discussed in Notes 12 and 13, respectively, to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Operating leases represent leases on bank premises as discussed in Note 18 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 16 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, need for raising additional capital or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders’ equity totaled $660.1 million at December 31, 2013, an increase of $155.3 million, or 30.8%, from the $504.8 million at December 31, 2012, which increased by $48.4 million, or 10.6%, from 2011. When expressed as a percentage of total assets, shareholders’ equity increased to 13.9% at December 31, 2013, from 11.6% at December 31, 2012 and 11.0% at December 31, 2011.

The significant increase in shareholders’ equity from 2012 was primarily attributable to the $172.1 million in net income recognized in 2013. As previously mentioned, net income in 2013 included a non-cash income tax benefit of $119.8 million recorded in the first quarter of 2013 related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009.

In June 2013, the Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. The warrant was being carried as a derivative liability on our balance sheet at $828 thousand at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $76 thousand during the quarter related to the gain on the purchase of the warrant. After the completion of this transaction, the Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

Our tangible common equity ratio was 13.69% at December 31, 2013, compared to 11.24% at December 31, 2012 and 10.63% at December 31, 2011. Our book value per share was $15.68, $12.06, and $10.93 at year-end 2013, 2012 and 2011, respectively. As mentioned above, the significant increases in our tangible common equity ratio and book value per share from 2012 were primarily attributable to net income of $172.1 million recorded in 2013. The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders' equity, less intangible assets (excluding mortgage servicing rights), by total assets, less intangible assets (excluding mortgage servicing rights).

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 21. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2013	2012	2011
	(Dollars in thousands)

Total shareholders' equity	$660,113	$504,822	$456,440
Less:
Preferred stock	-	-	-
Other intangible assets (excluding mortgage servicing rights)	(12,704)	(15,378)	(19,053)
Tangible common equity	647,409	489,444	437,387

Total assets	4,741,198	4,370,368	4,132,865
Less: Other intangible assets (excluding mortgage servicing rights)	(12,704)	(15,378)	(19,053)
Tangible assets	4,728,494	4,354,990	4,113,812

Tangible common equity / Tangible assets	13.69%	11.24%	10.63%

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (“Trust I”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities and these securities were also called by the Company on October 7, 2013. As of December 31, 2013, $0.5 million in common stock of Trust I is still outstanding.

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

In the past, CPF has primarily relied upon dividends from the bank for its cash flow needs. CPF has not received dividends from the bank since September 2008. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2013, the bank had Statutory Retained Earnings of $240.4 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends of $0.08 per share on the Company’s outstanding common shares to shareholders of record at the close of business on August 30, 2013 and November 29, 2013. These dividends were paid on September 16, 2013 and December 16, 2013, respectively. CPF had sufficient cash on hand to fund these dividends, thus the bank did not pay a dividend to CPF. In January 2014, the Company’s Board of Directors declared a third consecutive quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares, payable on March 17, 2014 to shareholders of record at the close of business on February 28, 2014.

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

As of December 31, 2013, on a stand-alone basis, CPF had an available cash balance of approximately $19.6 million in order to meet its ongoing obligations.

On February 21, 2014, we announced a tender offer to purchase for cash up to $68.8 million in value of shares of our common stock at a price not greater than $21.00 nor less than $18.50 per share. On February 20, 2014, we also entered into Repurchase Agreements with each of Carlyle and Anchorage pursuant to which we have agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price (or an aggregate of $56.2 million of shares.) The Share Repurchases are scheduled to close on the eleventh business day following the expiration of the Tender Offer. The aggregate value of shares to be repurchased under the Repurchase Agreements will be proportionately reduced in the event that the Company purchases less than the maximum number of shares that it is able to purchase at the Purchase Price pursuant to the terms of the Tender Offer. In addition, each Lead Investor may tender in the Tender Offer, although neither Lead Investor has indicated to what extent such Lead Investor intends to do so. The Share Repurchases contemplated by the Repurchase Agreements are conditioned upon, among other matters, the Company purchasing shares in the Tender Offer in accordance with this its terms. If the Tender Offer is fully subscribed, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by us of $125 million of shares in the aggregate. If the Tender Offer is fully subscribed at a Purchase Price of $21.00, the maximum Purchase Price pursuant to the Tender Offer, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by us 5,952,380 shares of common stock, which would represent approximately 14.1% of our issued and outstanding shares. If the Tender Offer is fully subscribed at a Purchase Price of $18.50, the minimum Purchase Price pursuant to the Tender Offer, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by the Company of 6,756,755 shares in the aggregate, which would represent approximately 16.0% of our issued and outstanding shares. We can provide no assurance as to how many shares of our common stock may be repurchased in the Tender Offer or pursuant to the Repurchase Agreements.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2013. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 22. Rate Sensitivity of Assets, Liabilities and Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$4,256	$-	$-	$-	$-	$-	$4,256
Investment securities	44,195	44,867	79,579	284,350	1,232,352	(25,297)	1,660,046
Loans held for sale	12,370	-	-	-	-	-	12,370
Loans and leases	690,858	164,765	298,345	627,146	804,467	45,020	2,630,601
Federal Home Loan Bank stock	-	-	-	-	-	46,193	46,193
Other assets	-	-	-	-	-	387,732	387,732
Total assets	$751,679	$209,632	$377,924	$911,496	$2,036,819	$453,648	$4,741,198

Liabilities and Equity
Noninterest-bearing deposits	$-	$-	$-	$-	$-	$891,017	$891,017
Interest-bearing deposits	2,392,168	329,885	203,200	95,692	24,211	-	3,045,156
Short-term borrowings	8,015	-	-	-	-	-	8,015
Long-term debt	92,789	4	6	-	-	-	92,799
Other liabilities	-	-	-	-	-	44,037	44,037
Equity	-	-	-	-	-	660,174	660,174
Total liabilities and equity	$2,492,972	$329,889	$203,206	$95,692	$24,211	$1,595,228	$4,741,198

Interest rate sensitivity gap	$(1,741,293)	$(120,257)	$174,718	$815,804	$2,012,608	$(1,141,580)	$-

Cumulative interest rate sensitivity gap	$(1,741,293)	$(1,861,550)	$(1,686,832)	$(871,028)	$1,141,580	$-	$-

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2013, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Estimated Net Interest
Rate Change	Income Sensitivity
+200bp	(0.15)%
-100bp	(2.51)%

Table 23. Interest Rate Sensitivity

	Expected Maturity Within
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Book Value	Total Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$4,256	$-	$-	$-	$-	$-	$4,256	$4,256
Weighted average interest rates	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%

Fixed rate investments	$165,910	$141,539	$142,810	$147,146	$117,892	$966,561	$1,681,858	$1,643,016
Weighted average interest rates	2.32%	2.32%	2.43%	2.26%	2.35%	2.52%	2.44%

Variable rate investments	$356	$317	$282	$251	$223	$1,301	$2,730	$2,813
Weighted average interest rates	2.12%	2.24%	2.24%	2.24%	2.24%	2.24%	2.23%

Equity investments	$-	$-	$-	$-	$-	$755	$755	$875
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$346,703	$238,610	$175,927	$125,784	$93,613	$476,593	$1,457,230	$1,352,866
Weighted average interest rates	4.69%	4.60%	4.53%	4.45%	4.38%	4.26%	4.48%

Variable rate loans	$441,983	$217,754	$142,600	$115,560	$77,320	$145,504	$1,140,721	$1,058,754
Weighted average interest rates	4.09%	3.94%	3.97%	3.95%	3.98%	4.24%	4.04%

Total - December 31, 2013	$959,208	$598,220	$461,619	$388,741	$289,048	$1,590,714	$4,287,550	$4,062,580
Total - December 31, 2012	1,427,535	643,071	395,364	350,510	250,786	893,628	3,960,894	3,863,884

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$1,935,635	$-	$-	$-	$-	$-	$1,935,635	$1,935,635
Weighted average interest rates	0.07%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%

Time deposits	$988,960	$66,874	$29,443	$12,518	$9,539	$2,187	$1,109,521	$1,111,319
Weighted average interest rates	0.17%	0.74%	0.56%	1.16%	0.91%	0.60%	0.23%

Short-term borrowings	$8,015	$-	$-	$-	$-	$-	$8,015	$8,015
Weighted average interest rates	0.23%	0.00%	0.00%	0.00%	0.00%	0.00%	0.23%

Long-term debt	$14	$-	$-	$-	$-	$92,785	$92,799	$39,446
Weighted average interest rates	8.22%	0.00%	0.00%	0.00%	0.00%	2.74%	2.74%

Total - December 31, 2013	$2,932,624	$66,874	$29,443	$12,518	$9,539	$94,972	$3,145,970	$3,094,415
Total - December 31, 2012	2,714,614	60,816	44,552	4,991	12,484	108,304	2,945,761	2,883,064

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

The table above presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. See Note 24 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a discussion of the calculation of fair values.

Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2013 was 66.8% compared to 59.9% at December 31, 2012. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $84.5 million in 2013, $39.4 million in 2012, and $23.1 million in 2011. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $442.1 million, $306.3 million and $687.2 million in 2013, 2012 and 2011, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2013 and 2012, net loan originations accounted for $357.9 million and $152.4 million, respectively, of cash used in investing activities, compared to net loan principal repayments of $19.4 million in 2011, of cash provided by investing activities. Net purchases of investment securities totaled $24.2 million, $220.8 million and $775.7 million in 2013, 2012 and 2011, respectively. Investing activities included proceeds from sales of loans originated for investment of $10.7 million, $10.3 million, and $26.7 million in 2013, 2012, and 2011, respectively, and other real estate of $17.9 million, $56.9 million, and $42.4 million in 2013, 2012, and 2011, respectively.

Cash provided by financing activities totaled $229.5 million, $187.2 million, and $130.5 million in 2013, 2012, and 2011, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2013, 2012 and 2011, we increased net deposits by $255.4 million, $237.2 million, and $310.6 million, respectively. Net cash inflow from short-term debt totaled $8.0 million, compared to net cash outflows of $34 thousand in 2012 and $202.4 million in 2011. Net cash outflows from long-term debt totaled $15.5 million in 2013, $50.0 million in 2012, and $301.2 million in 2011. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily the issuance of preferred and common stock, dividends and stock repurchases totaled $323.5 million in cash flows in 2011, resulting mainly from our successful capital raises in 2011.

For the holding company on a stand-alone basis, the primary source of funds in 2011 was the $302.8 million of net proceeds from our 2011 private placement, of which we subsequently advanced $283.0 million to the bank, and the $18.9 million of net proceeds from the subsequent common stock offering.

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

The bank is a member of and maintained a $942.2 million line of credit with the FHLB as of December 31, 2013. Short-term and long-term borrowings under this arrangement totaled $8.0 million and $14 thousand at December 31, 2013, respectively, compared to $32 thousand of long-term borrowings at December 31, 2012. There were no short-term borrowings under this arrangement at December 31, 2012. FHLB advances outstanding at December 31, 2013 were secured by unencumbered investment securities with a fair value of $50.8 million and certain real estate loans with a carrying value of $1.3 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2013, $934.2 million was undrawn under this arrangement.

As previously mentioned, during the third quarter of 2011, the bank paid down long-term borrowings at the FHLB totaling $120.5 million with a weighted average interest rate of 4.36%. Prepaying these long-term borrowings resulted in the recognition of charges on the early extinguishment of debt totaling $6.2 million in the third quarter of 2011. See Note 13 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term borrowings.

The bank also maintained a line of credit with the Federal Reserve discount window of $46.5 million and $24.9 million as of December 31, 2013 and 2012, respectively. There were no advances outstanding under this arrangement at December 31, 2013 and 2012. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $79.7 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 12 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to improve our risk profile and maintain our capital base. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 23 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

Impact of New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU 2013-11 provide guidance for financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. ASU 2013-11 is effective for the Company’s reporting period beginning on January 1, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects." The provisions of ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. ASU 2014-01 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The provisions of ASU 2014-04 provide guidance on when an in substance repossession or foreclosure occurs, which is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk” and in Note 24 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s allowance for loan and lease losses has been identified and included in Management’s Report on Internal Control Over Financial Reporting.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 28, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2014

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$45,092	$56,473
Interest-bearing deposits in other banks	4,256	120,902
Investment securities:
Available for sale, at fair value	1,407,999	1,536,745
Held to maturity, at amortized cost (fair value of $238,705 at
December 31, 2013 and $162,528 at December 31, 2012)	252,047	161,848
Total investment securities	1,660,046	1,698,593

Loans held for sale	12,370	38,283
Loans and leases	2,630,601	2,203,944
Allowance for loan and lease losses	(83,820)	(96,413)
Net loans and leases	2,546,781	2,107,531

Premises and equipment, net	49,039	48,759
Accrued interest receivable	14,072	13,896
Investment in unconsolidated subsidiaries	9,127	10,975
Other real estate	5,163	10,686
Other intangible assets	32,783	37,499
Bank-owned life insurance	149,604	147,411
Federal Home Loan Bank stock	46,193	47,928
Other assets	166,672	31,432
Total assets	$4,741,198	$4,370,368

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$891,017	$843,292
Interest-bearing demand	728,619	672,838
Savings and money market	1,207,016	1,186,011
Time	1,109,521	978,631
Total deposits	3,936,173	3,680,772

Short-term borrowings	8,015	-
Long-term debt	92,799	108,281
Other liabilities	44,037	66,536
Total liabilities	4,081,024	3,855,589

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued
and outstanding none at December 31, 2013 and 2012	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 42,107,633 and 41,867,046 shares at December 31, 2013
and 2012, respectively	784,547	784,512
Surplus	75,498	70,567
Accumulated deficit	(184,087)	(349,427)
Accumulated other comprehensive loss	(15,845)	(830)
Total shareholders' equity	660,113	504,822
Non-controlling interest	61	9,957
Total equity	660,174	514,779
Total liabilities and equity	$4,741,198	$4,370,368

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$104,479	$97,029	$107,089
Interest and dividends on investment securities:
Taxable interest	31,498	28,803	27,559
Tax-exempt interest	4,051	2,312	738
Dividends	23	16	12
Interest on deposits in other banks	203	285	1,052
Dividends on Federal Home Loan Bank stock	24	-	-
Total interest income	140,278	128,445	136,450

Interest expense:
Interest on deposits:
Demand	349	339	500
Savings and money market	894	1,006	2,044
Time	2,801	3,688	7,066
Interest on short-term borrowings	6	-	204
Interest on long-term debt	3,119	3,701	8,815
Total interest expense	7,169	8,734	18,629

Net interest income	133,109	119,711	117,821
Provision (credit) for loan and lease losses	(11,310)	(18,885)	(40,690)
Net interest income after provision for loan and lease losses	144,419	138,596	158,511

Other operating income:
Other service charges and fees	18,547	17,569	17,239
Net gain on sales of residential loans	9,986	17,095	8,050
Net gain on sales of foreclosed assets	8,584	4,999	6,821
Service charges on deposit accounts	7,041	8,367	10,024
Income from fiduciary activities	2,855	2,599	2,794
Income from bank-owned life insurance	2,333	2,899	4,139
Equity in earnings of unconsolidated subsidiaries	790	574	458
Loan placement fees	570	690	541
Fees on foreign exchange	508	551	664
Investment securities gains	482	789	1,306
Other	3,249	4,611	4,966
Total other operating income	54,945	60,743	57,002

Other operating expense:
Salaries and employee benefits	76,294	69,344	63,675
Net occupancy	14,323	13,920	13,793
Legal and professional services	8,094	13,824	13,506
Amortization and impairment of other intangible assets	7,418	10,179	7,033
Computer software expense	4,579	3,961	3,629
Equipment	3,676	3,966	4,702
Communication expense	3,523	3,428	3,517
Advertising expense	2,666	3,516	2,961
Foreclosed asset expense	1,036	6,887	11,378
Write down of assets	-	2,586	4,624
Loss on early extinguishment of debt	-	-	6,234
Other	17,927	20,307	43,890
Total other operating expense	139,536	151,918	178,942

Income before income taxes	59,828	47,421	36,571
Income tax benefit	(112,247)	-	-
Net income	172,075	47,421	36,571
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	-	(83,897)
Net income available to common shareholders	$172,075	$47,421	$120,468

Per common share data:
Basic earnings per share	$4.10	$1.14	$3.36
Diluted earnings per share	4.07	1.13	3.31
Cash dividends declared	0.16	-	-

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Net income	$172,075	$47,421	$36,571
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	(31,865)	(1,271)	21,026
Net change in unrealized loss on derivatives	10,993	(434)	(3,235)
Minimum pension liability adjustment	5,857	(1,289)	(1,062)
Other comprehensive income (loss), net of tax	(15,015)	(2,994)	16,729
Comprehensive income	$157,060	$44,427	$53,300

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
					Other	Non
	Preferred	Common		Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2010	$130,458	$404,167	$63,308	$(517,316)	$(14,565)	$10,003	$76,055

Net income	-	-	-	36,571	-	-	36,571
Other comprehensive income	-	-	-	-	16,729	-	16,729
Preferred stock dividends and accretion	204	-	-	(1,173)	-	-	(969)
5,620,117 shares of common stock
issued in exchange for preferred stock
and accrued unpaid dividends	(130,662)	56,201	-	85,070	-	-	10,609
34,599,585 shares of common stock
issued under common stock offerings
and stock plans, net of costs	-	324,155	-	-	-	-	324,155
193 net shares of common stock sold by
directors' deferred compensation plan	-	16	-	-	-	-	16
Share-based compensation	-	-	3,277	-	-	-	3,277
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2011	$-	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420

Net income	-	-	-	47,421	-	-	47,421
Other comprehensive loss	-	-	-	-	(2,994)	-	(2,994)
4,291 net shares of common stock
purchased by directors' deferred
compensation plan	-	(27)	-	-	-	-	(27)
Share-based compensation	-	-	3,982	-	-	-	3,982
Non-controlling interests	-	-	-	-	-	(23)	(23)
Balance at December 31, 2012	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779

Net income	-	-	-	172,075	-	-	172,075
Other comprehensive loss	-	-	-	-	(15,015)	-	(15,015)
Cash dividends ($0.16 per share)	-	-	-	(6,735)	-	-	(6,735)
1,782 net shares of common stock
purchased by directors' deferred
compensation plan	-	(39)	-	-	-	-	(39)
Share-based compensation	-	74	4,931	-	-	-	5,005
Non-controlling interests	-	-	-	-	-	(9,896)	(9,896)
Balance at December 31, 2013	$-	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$172,075	$47,421	$36,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(11,310)	(18,885)	(40,690)
Depreciation and amortization	6,007	6,351	6,724
Amortization and impairment of other intangible assets	7,418	10,179	7,033
Write down of assets	-	2,586	4,624
Write down of other real estate, net of gain on sale	(8,011)	(358)	528
Net amortization of investment securities	13,283	15,670	9,447
Share-based compensation	4,931	3,982	3,277
Net gain on sale of investment securities	(482)	(789)	(1,306)
Net gain on sales of residential loans	(9,986)	(17,095)	(8,050)
Proceeds from sales of loans held for sale	654,005	969,089	667,052
Originations of loans held for sale	(618,106)	(952,402)	(662,429)
Equity in earnings of unconsolidated subsidiaries	(790)	(574)	(458)
Increase in cash surrender value of bank-owned life insurance	(2,729)	(4,934)	(2,337)
Deferred income taxes	(112,356)	-	-
Premium paid on repurchases of preferred stock of subsidiaries	1,895	-	-
Net change in other assets and liabilities	(11,313)	(20,853)	3,137
Net cash provided by operating activities	84,531	39,388	23,123

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	448,453	437,471	401,556
Proceeds from sales of investment securities available for sale	271,931	130,076	137,980
Purchases of investment securities available for sale	(753,496)	(627,356)	(1,317,112)
Proceeds from maturities of and calls on investment securities held to maturity	13,500	2,487	1,881
Purchases of investment securities held to maturity	(4,595)	(163,498)	-
Net loan principal repayments (loan originations)	(357,853)	(152,350)	19,435
Purchases of loan portfolios	(85,110)	-	-
Proceeds from sales of loans originated for investment	10,679	10,340	26,721
Proceeds from sales of other real estate	17,892	56,915	42,362
Proceeds from bank-owned life insurance	536	1,997	158
Purchases of premises and equipment	(6,287)	(3,696)	(747)
Distributions from unconsolidated subsidiaries	9,615	467	522
Contributions to unconsolidated subsidiaries	(9,050)	-	-
Proceeds from redemptiom of FHLB stock	1,735	869	-
Net cash used in investing activities	(442,050)	(306,278)	(687,244)

Cash flows from financing activities:
Net increase in deposits	255,401	237,244	310,581
Repayments of long-term debt	(15,482)	(50,017)	(301,219)
Net increase (decrease) in short-term borrowings	8,015	(34)	(202,446)
Cash dividends paid on common stock	(6,735)	-	-
Net proceeds from issuance of common stock and stock option exercises	74	-	323,538
Repurchases of preferred stock of subsidiaries	(11,781)	-	-
Net cash provided by financing activities	229,492	187,193	130,454

Net decrease in cash and cash equivalents	(128,027)	(79,697)	(533,667)

Cash and cash equivalents:
At beginning of year	177,375	257,072	790,739
At end of year	$49,348	$177,375	$257,072

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,260	$5,622	$18,138
Income taxes	5	5	86
Cash received during the year for:
Income taxes	-	430	55

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$39	$27	$(16)
Net reclassification of loans to other real estate	4,358	4,846	47,064
Net reclassification of loans held for sale to other real estate	-	716	-
Net transfer of loans to loans held for sale	-	1,487	13,639
Net transfer of investment securities available for sale to held to maturity	101,669	-	-
Dividends accrued on preferred stock	-	-	969
Accretion of preferred stock discount	-	-	204
Preferred stock and accrued unpaid dividends converted to common stock	-	-	142,988
Common stock issued in exchange for preferred stock and accrued unpaid dividends	-	-	56,201

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012, and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 35 branches and 112 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

We have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. The Banking Operations segment includes construction and commercial real estate lending, commercial lending, residential mortgage lending and servicing, consumer lending, trust services, retail brokerage services, and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations and Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties. For further information, see Note 25.

With respect to our capital raising efforts, we completed a number of key milestones since 2011. We completed our previously announced capital raise of $325 million through a private placement offering (the “Private Placement”) in February 2011.

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

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings. In June 2013, the Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common shares at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. After the completion of these transactions, the Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the TARP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The bank acquired Hawaii HomeLoans (“HHL”), which is now known as Central Pacific HomeLoans (“CPHL”), on August 17, 2005. Our former subsidiary CPHL was merged into the bank in February 2012. The results of operations of CPHL are included in the consolidated financial statements from the acquisition date.

On July 1, 2008, we acquired the assets of Pacific Islands Financial Management LLC (“PIFM”). The assets of PIFM were included in the consolidated financial statements from the acquisition date, however, in 2012, we determined that the intangible assets of PIFM were fully impaired, and accordingly, impairment charges were recorded.

Central Pacific Bank has two wholly-owned subsidiaries: CPB Real Estate, Inc. and Citibank Properties, Inc. Both are real estate investment trusts that are in the process of dissolution. Central Pacific Bank had another wholly-owned subsidiary, CB Technology, Inc. that was dissolved in February 2013.

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.6 million and $8.5 million, respectively, at December 31, 2013 and $0.7 million and $10.2 million, respectively, at December 31, 2012. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation which is not consolidated in the Company's financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for loan and lease losses, reserves for unfunded loan commitments, residential mortgage repurchase reserves and deferred income tax assets and income tax expense, as well as the valuation of investment securities, other intangible assets and the related amortization thereon, pension liability and the fair value of certain financial instruments.

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

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) non-residential mortgage loans in both Hawaii and the U.S. Mainland that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis, while the non-residential Hawaii and U.S. Mainland loans are recorded at the lower of cost or fair value on an individual basis. Net fees and costs associated with originating and acquiring the Hawaii residential mortgage loans held for sale are deferred and included in the basis for determining the gain or loss on sales of loans held for sale. We report the fair values of the non-residential mortgage loans classified as held for sale net of applicable selling costs on our consolidated balance sheets.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2013 and 2012, this reserve totaled $2.9 million and $3.6 million, respectively, and is included in other liabilities on our consolidated balance sheets.

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

Leases

We provide equipment financing to our customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease terms by methods that approximate the interest method. Our lease portfolio has declined over the last four years and had an outstanding balance of $6.2 million and $10.5 million at December 31, 2013 and 2012, respectively.

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

Delinquent consumer loans and residential mortgage loans are charged off or written down within 90 days, unless determined to be adequately collateralized or in imminent process of collection. Delinquent commercial loans and commercial mortgage loans are charged off or written down when management determines that collectibility is doubtful and the principal amount of the loans cannot be repaid from proceeds of collateral liquidation.

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. The reserve for unfunded loan commitments totaled $2.1 million and $5.6 million at December 31, 2013 and 2012, respectively.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are included in other operating expense and are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable leases. Useful lives generally range from five to thirty-nine years for premises and improvements, and one to seven years for equipment. Major improvements and betterments are capitalized, while recurring maintenance and repairs are charged to operating expense. Net gains or losses on dispositions of premises and equipment are included in other operating expense.

Other Intangible Assets

Other intangible assets include a core deposit premium and mortgage servicing rights.

Our core deposit premium is being amortized over 14 years which approximates the estimated life of the purchased deposits. The carrying value of our core deposit premium is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefit are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life will be made.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

Non-Controlling Interest

Non-controlling interest at December 31, 2013 is comprised of preferred stock issued to third parties by the Company’s subsidiary, CPB Real Estate, Inc. In the third quarter of 2013, CPB Real Estate, Inc. and Citibank Properties, Inc. repurchased $7.6 million and $2.1 million, respectively, of its preferred stock issued to third parties at a premium of $1.8 million and $0.2 million, respectively. The premiums on the repurchase of the preferred stock were recorded in other operating expense.

Share Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards and we recognize compensation expense for all share-based payment awards on a straight-line basis over their respective vesting period. See Note 15 for further discussion of our stock-based compensation.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

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

In February 2013, the FASB issued ASU 2013-02, “Amendments to Topic 220, Other Comprehensive Income.” The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for the Company’s reporting period beginning on January 1, 2013. We adopted this ASU effective January 1, 2013. As the Company provided these required disclosures in the notes to the consolidated financial statements, the adoption of this guidance had no impact on the Company's consolidated balance sheets and statements of income. See Note 20 for the disclosures required by ASU 2013-02.

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

The Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (“FRBSF”) and DFI on July 2, 2010, which superseded in its entirety the Memorandum of Understanding that the Company entered into on April 1, 2009 with the FRBSF and DFI. Among other matters, the Written Agreement provided that unless we received the consent of the FRBSF and DFI, we could not: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from Central Pacific Bank; (iii) directly or through any non-bank subsidiaries make any payments on subordinated debentures or trust preferred securities; (iv) directly or through any non-bank subsidiaries incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement also required that our Board of Directors fully utilize the Company’s financial and managerial resources to ensure that the bank complies with any supervisory action taken by the bank’s regulators. We were also required to submit to the FRBSF an acceptable capital plan cash flow projection. On February 12, 2013, the Written Agreement was terminated.

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

We cannot assure you whether or when the Company and the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still become subject to other agreements with regulators which restrict our activities or may also continue to impose capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

3.	RESERVE REQUIREMENTS

The bank is required by the FRBSF to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2013 and 2012 was $48.5 million and $57.4 million, respectively.

4.	INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2013 and 2012 is as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
2013
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$252,047	$-	$(13,342)	$238,705

Available for Sale:
Debt securities:
States and political subdivisions	$191,158	$305	$(12,106)	$179,357
Corporate securities	157,337	1,878	(1,120)	158,095
Mortgage-backed securities:
U.S. Government sponsored entities	936,144	7,085	(15,603)	927,626
Non-agency collateralized mortgage obligations	147,902	81	(5,937)	142,046
Other	755	120	-	875
Total	$1,433,296	$9,469	$(34,766)	$1,407,999

2012
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$161,848	$695	$(15)	$162,528

Available for Sale:
Debt securities:
U.S. Government sponsored entities	$278,198	$2,741	$-	$280,939
States and political subdivisions	184,274	2,831	(1,194)	185,911
Corporate securities	125,649	2,360	(63)	127,946
Mortgage-backed securities - U.S. Government sponsored entities	925,018	17,548	(1,523)	941,043
Other	866	40	-	906
Total	$1,514,005	$25,520	$(2,780)	$1,536,745

The amortized cost and estimated fair value of our investment securities at December 31, 2013 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortgage-backed securities	$252,047	$238,705

Available for Sale
Due in one year or less	$-	$-
Due after one year through five years	87,349	88,819
Due after five years through ten years	134,337	131,223
Due after ten years	126,809	117,410
Mortgage-backed securities	1,084,046	1,069,672
Other	755	875
Total	$1,433,296	$1,407,999

Proceeds from sales of investment securities available for sale were $271.9 million, $130.1 million, and $138.0 million in 2013, 2012 and 2011, respectively, resulting in gross realized gains of $3.9 million, $1.7 million, and $1.4 million in 2013, 2012 and 2011, respectively, and gross realized losses of $3.4 million, $0.9 million, and $0.1 million in 2013, 2012 and 2011, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the fourth quarter of 2013, we executed a bond swap where we sold $271.5 million in lower-yielding available-for-sale agency debentures and agency mortgage-backed securities and agency debentures with an average net yield of 1.87% and a weighted average life of 2.9 years and reallocated the proceeds in $242.5 million of higher-yielding agency mortgage-backed securities, non-agency commercial mortgage-backed securities and corporate bond securities with an average yield of 3.21% and a weighted average life of 7.4 years. The new securities were classified in the available-for-sale portfolio and a net gain of $0.5 million was realized on the transaction.

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

Investment securities of $914.1 million and $905.5 million at December 31, 2013 and 2012, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase and other long-term and short-term borrowings.

There were a total of 321 and 118 securities in an unrealized loss position at December 31, 2013 and 2012, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2013 and 2012:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At December 31, 2013:
Debt securities:
States and political subdivisions	$137,176	$(8,985)	$32,747	$(3,121)	$169,923	$(12,106)
Corporate securities	75,368	(1,120)	-	-	75,368	(1,120)

Mortgage-backed securities:
U.S. Government sponsored entities	909,585	(28,386)	4,848	(559)	914,433	(28,945)
Non-agency collateralized mortgage obligations	129,991	(5,937)	-	-	129,991	(5,937)
Total temporarily impaired securities	$1,252,120	$(44,428)	$37,595	$(3,680)	$1,289,715	$(48,108)

At December 31, 2012:
Debt securities:
States and political subdivisions	$73,128	$(1,194)	$-	$-	$73,128	$(1,194)
Corporate securities	23,205	(63)	-	-	23,205	(63)

Mortgage-backed securities:
U.S. Government sponsored entities	206,981	(1,538)	-	-	206,981	(1,538)
Total temporarily impaired securities	$303,314	$(2,795)	$-	$-	$303,314	$(2,795)

The unrealized losses on the Company’s investment securities were caused by market conditions. Investment securities are evaluated on a quarterly basis, and include evaluating the changes in the investment securities’ ratings issued by rating agencies and changes in the financial condition of the issuer, and for mortgage related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these investment securities continue to be investment grade rated by one or more major rating agencies.

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

5.	LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2013	2012
	(Dollars in thousands)

Commercial, financial & agricultural	$398,365	$246,278
Real estate:
Construction	75,927	96,240
Mortgage - residential	1,237,841	1,035,273
Mortgage - commercial	601,114	673,506
Consumer	311,670	143,387
Leases	6,241	10,504
	2,631,158	2,205,188
Unearned income	(557)	(1,244)
Total loans and leases	$2,630,601	$2,203,944

During the year ended December 31, 2013, we transferred the collateral in 12 portfolio loans with a carrying value of $4.4 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and we did not sell any portfolio loans in 2013. In 2013, we purchased auto loan portfolios for $67.7 million, which included a $2.8 million premium over the $64.9 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 72 months. In 2013, we also purchased participation interests in student loans totaling $17.4 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the student loans had a weighted average remaining term of 122 months.

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

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2013	2012
	(Dollars in thousands)

Balance, beginning of year	$1,501	$4,579
Additions	17,487	2,348
Repayments	(6,046)	(5,426)
Balance, end of year	$12,942	$1,501

Impaired Loans

The following table presents by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company’s impairment method as of December 31, 2013 and 2012:

	Commercial,	Real estate
	financial & agricultural	Construction	Mortgage - residential	Mortgage - commercial	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$349	$-	$-	$-	$-	$-	$349
Collectively evaluated for impairment	12,847	2,774	28,441	26,778	6,576	55	77,471
	13,196	2,774	28,441	26,778	6,576	55	77,820
Unallocated							6,000
Total ending balance	$13,196	$2,774	$28,441	$26,778	$6,576	$55	$83,820

Loans and leases:
Individually evaluated for impairment	$3,939	$8,065	$36,779	$16,271	$-	$-	$65,054
Collectively evaluated for impairment	394,426	67,862	1,201,062	584,843	311,670	6,241	2,566,104
	398,365	75,927	1,237,841	601,114	311,670	6,241	2,631,158
Unearned income	351	(311)	1,418	(1,033)	(982)	-	(557)
Total ending balance	$398,716	$75,616	$1,239,259	$600,081	$310,688	$6,241	$2,630,601

December 31, 2012
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$882	$1,582	$272	$270	$-	$5	$3,011
Collectively evaluated for impairment	4,105	2,928	29,638	48,230	2,421	80	87,402
	4,987	4,510	29,910	48,500	2,421	85	90,413
Unallocated							6,000
Total ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$96,413

Loans and leases:
Individually evaluated for impairment	$3,957	$48,264	$42,865	$15,911	$-	$95	$111,092
Collectively evaluated for impairment	242,321	47,976	992,408	657,595	143,387	10,409	2,094,096
	246,278	96,240	1,035,273	673,506	143,387	10,504	2,205,188
Unearned income	(60)	(46)	124	(1,258)	(4)	-	(1,244)
Total ending balance	$246,218	$96,194	$1,035,397	$672,248	$143,383	$10,504	$2,203,944

The following table presents by class, impaired loans as of December 31, 2013 and 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
December 31, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,069	$1,040	$-
Real estate:
Construction	14,451	8,065	-
Mortgage - residential	41,117	36,779	-
Mortgage - commercial	22,353	16,271	-
Total impaired loans with no related allowance recorded	78,990	62,155	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,367	2,899	349
Total impaired loans with an allowance recorded	4,367	2,899	349
Total	$83,357	$65,054	$349

December 31, 2012
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,225	$526	$-
Real estate:
Construction	52,352	36,664	-
Mortgage - residential	47,364	41,894	-
Mortgage - commercial	13,616	13,211	-
Total impaired loans with no related allowance recorded	114,557	92,295	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,807	3,431	882
Real estate:
Construction	13,678	11,600	1,582
Mortgage - residential	1,935	971	272
Mortgage - commercial	3,939	2,700	270
Leases	95	95	5
Total impaired loans with an allowance recorded	24,454	18,797	3,011
Total	$139,011	$111,092	$3,011

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of December 31, 2013, 2012 and 2011:

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2013
Commercial, financial & agricultural	$4,138	$24
Real estate:
Construction	24,545	1,442
Mortgage - residential	38,378	586
Mortgage - commercial	21,107	833
Leases	33	-
Total	$88,201	$2,885

December 31, 2012
Commercial, financial & agricultural	$3,486	$39
Real estate:
Construction	56,762	771
Mortgage - residential	47,240	308
Mortgage - commercial	18,852	506
Leases	133	-
Total	$126,473	$1,624

December 31, 2011
Commercial, financial & agricultural	$549	$-
Real estate:
Construction	115,612	772
Mortgage - residential	58,262	616
Mortgage - commercial	19,116	469
Total	$193,539	$1,857

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of December 31, 2013 and 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2013
Commercial, financial & agricultural	$50	$-	$-	$3,533	$3,583	$395,133	$398,716
Real estate:
Construction	-	120	-	4,015	4,135	71,481	75,616
Mortgage - residential	3,898	1,885	-	20,271	26,054	1,213,205	1,239,259
Mortgage - commercial	544	-	-	13,769	14,313	585,768	600,081
Consumer	577	92	-	-	669	310,019	310,688
Leases	-	-	15	-	15	6,226	6,241
Total	$5,069	$2,097	$15	$41,588	$48,769	$2,581,832	$2,630,601

December 31, 2012
Commercial, financial & agricultural	$123	$139	$-	$3,510	$3,772	$242,446	$246,218
Real estate:
Construction	124	-	-	38,742	38,866	57,328	96,194
Mortgage - residential	8,330	590	387	27,499	36,806	998,591	1,035,397
Mortgage - commercial	219	-	-	9,487	9,706	662,542	672,248
Consumer	249	169	116	-	534	142,849	143,383
Leases	-	-	-	94	94	10,410	10,504
Total	$9,045	$898	$503	$79,332	$89,778	$2,114,166	$2,203,944

Interest income totaling $0.4 million, $0.7 million, and $0.8 million was recognized on nonaccrual loans, including loans held for sale, in 2013, 2012 and 2011, respectively. Additional interest income of $4.9 million, $10.1 million, and $14.2 million would have been recognized in 2013, 2012 and 2011, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $2.5 million, $0.8 million, and $0.7 million was collected and recognized on charged-off loans in 2013, 2012 and 2011, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2013 consisted of 42 Hawaii residential mortgage loans with a combined principal balance of $12.5 million, one U.S. Mainland commercial mortgage loan with a principal balance of $9.0 million, three Hawaii construction and development loans with a combined principal balance of $1.3 million, and one Hawaii commercial loan with a principal balance of $0.5 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $23.3 million of TDRs still accruing interest at December 31, 2013, none of which were more than 90 days delinquent. At December 31, 2012, there were $31.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2013 and 2012.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2013 and 2012:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Year ended December 31, 2013
Commercial, financial & agricultural	1	$517	$-
Real estate:
Construction	1	178	-
Mortgage - residential	7	2,566	-
Mortgage - commercial	1	8,952	-
Total	10	$12,213	$-

Year ended December 31, 2012
Commercial, financial & agricultural	4	$447	$-
Real estate:
Construction	8	11,120	-
Mortgage - residential	10	3,782	427
Mortgage - commercial	6	9,124	-
Total	28	$24,473	$427

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)

Commercial, financial & agricultural	1	$517	-	$-
Real estate:
Construction	-	-	7	5,949
Mortgage - residential	-	-	4	893
Mortgage - commercial	-	-	2	5,890
Total	1	$517	13	$12,732

Credit Quality Indicators

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes non-homogeneous loans and leases, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Less: Unearned Income	Total
	(Dollars in thousands)
December 31, 2013
Commercial, financial & agricultural	$371,285	$21,511	$5,569	$-	$-	$(351)	$398,716
Real estate:
Construction	67,435	4,477	4,015	-	-	311	75,616
Mortgage - residential	1,213,636	845	23,360	-	-	(1,418)	1,239,259
Mortgage - commercial	551,488	20,206	29,420	-	-	1,033	600,081
Consumer	311,670	-	-	-	-	982	310,688
Leases	6,241	-	-	-	-	-	6,241
Total	$2,521,755	$47,039	$62,364	$-	$-	$557	$2,630,601

December 31, 2012
Commercial, financial & agricultural	$232,062	$6,609	$7,607	$-	$-	$60	$246,218
Real estate:
Construction	42,619	9,635	43,986	-	-	46	96,194
Mortgage - residential	1,003,268	1,109	30,896	-	-	(124)	1,035,397
Mortgage - commercial	577,638	65,114	30,754	-	-	1,258	672,248
Consumer	143,258	-	129	-	-	4	143,383
Leases	9,860	274	370	-	-	-	10,504
Total	$2,008,705	$82,741	$113,742	$-	$-	$1,244	$2,203,944

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2013 and 2012, we did not have any loans that we considered to be subprime.

6.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	financial &		Mortgage -	Mortgage -
	agricultural	Construction	residential	commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year Ended December 31, 2013
Beginning balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	9,634	(4,974)	(1,493)	(19,194)	5,093	(376)	-	(11,310)
	14,621	(464)	28,417	29,306	7,514	(291)	6,000	85,103
Charge-offs	2,812	358	1,083	6,768	1,595	-	-	12,616
Recoveries	1,387	3,596	1,107	4,240	657	346	-	11,333
Net charge-offs (recoveries)	1,425	(3,238)	(24)	2,528	938	(346)	-	1,283
Ending balance	$13,196	$2,774	$28,441	$26,778	$6,576	$55	$6,000	$83,820

Year Ended December 31, 2012
Beginning balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093
Provision (credit) for loan
and lease losses	1,042	(22,307)	(2,038)	2,316	547	(445)	2,000	(18,885)
	7,152	6,323	30,698	50,045	2,882	108	6,000	103,208
Charge-offs	3,779	8,435	1,664	2,033	1,490	28	-	17,429
Recoveries	1,614	6,622	876	488	1,029	5	-	10,634
Net charge-offs	2,165	1,813	788	1,545	461	23	-	6,795
Ending balance	$4,987	$4,510	$29,910	$48,500	$2,421	$85	$6,000	$96,413

Year Ended December 31, 2011
Beginning balance	$13,426	$76,556	$31,830	$64,308	$3,155	$1,579	$2,000	$192,854
Provision (credit) for loan
and lease losses	(6,720)	(23,073)	3,569	(15,664)	214	(1,016)	2,000	(40,690)
	6,706	53,483	35,399	48,644	3,369	563	4,000	152,164
Charge-offs	2,401	31,371	4,347	1,298	2,116	10	-	41,543
Recoveries	1,805	6,518	1,684	383	1,082	-	-	11,472
Net charge-offs	596	24,853	2,663	915	1,034	10	-	30,071
Ending balance	$6,110	$28,630	$32,736	$47,729	$2,335	$553	$4,000	$122,093

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance, beginning of year	$3,011	$772	$19,525
Provision for loan and lease losses	-	2,520	333
Other changes	(2,662)	(281)	(19,086)
Balance, end of year	$349	$3,011	$772

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2013 and 2012, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements and input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

7.	SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values which equaled par value at the time of securitization.

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $3.8 million and $6.3 million at December 31, 2013 and 2012, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.4 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2013 and 2012, respectively.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in thousands)

Land	$9,006	$9,006
Office buildings and improvements	94,888	91,512
Furniture, fixtures and equipment	36,677	34,980
	140,571	135,498
Accumulated depreciation and amortization	(91,532)	(86,739)
Net premises and equipment	$49,039	$48,759

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Net occupancy	$3,702	$3,723	$3,641
Equipment	2,305	2,628	3,083
Total	$6,007	$6,351	$6,724

9.	OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:
..
	Core	Mortgage
	Deposit	Servicing	Customer	Non-compete
	Premium	Rights	Relationships	Agreements	Total
	(Dollars in thousands)

Balance as of December 31, 2011	$18,053	$22,933	$910	$90	$41,986
Additions	-	5,692	-	-	5,692
Amortization	(2,675)	(6,504)	(58)	(25)	(9,262)
Impairment charges	-	-	(852)	(65)	(917)
Balance as of December 31, 2012	$15,378	$22,121	$-	$-	$37,499
Additions	-	2,702	-	-	2,702
Amortization	(2,674)	(4,744)	-	-	(7,418)
Balance as of December 31, 2013	$12,704	$20,079	$-	$-	$32,783

During the second quarter of 2012, we evaluated the recoverability of the intangible assets related to our customer relationships and non-compete agreements, both of which related to the 2008 asset acquisition of Pacific Islands Financial Management. Upon completion of this review, we determined that the intangible assets related to our customer relationships and non-compete agreements, both of which are associated with our Banking Operations reporting unit, were both fully impaired, and thus, we recorded impairment charges to other operating expense of $852 thousand and $65 thousand, respectively.

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(31,938)	$12,704	$44,642	$(29,264)	$15,378
Mortgage servicing rights	54,441	(34,362)	20,079	51,739	(29,618)	22,121
Customer relationships	-	-	-	1,400	(1,400)	-
Non-compete agreements	-	-	-	300	(300)	-
Total	$99,083	$(66,300)	$32,783	$98,081	$(60,582)	$37,499

Based on our other intangible assets held as of December 31, 2013, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2014	$2,674	$2,452	$5,126
2015	2,674	1,669	4,343
2016	2,674	1,099	3,773
2017	2,674	669	3,343
2018	2,008	296	2,304
Thereafter	-	13,894	13,894
Total	$12,704	$20,079	$32,783

At December 31, 2013, there were no events or changes in circumstances that would indicate that the assets assigned to our Banking Operations reporting unit, which includes the entire core deposit premium, were not recoverable.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $2.7 million, $5.7 million, and $4.4 million in 2013, 2012 and 2011, respectively. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)

Fair market value, beginning of period	$22,356	$23,149
Fair market value, end of period	21,399	22,356
Weighted average discount rate	8.0%	8.0%
Weighted average prepayment speed assumption	13.6	14.0

Fair values at December 31, 2013 and 2012 reflected approximately $2.4 billion and $2.7 billion in loans serviced for others, respectively.

10.	DERIVATIVES

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2013, we were a party to interest rate lock and forward sale commitments on $37.1 million and $24.2 million of mortgage loans, respectively. At December 31, 2012, we were a party to interest rate lock and forward sale commitments on $67.1 million and $49.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012	Fair Value at December 31, 2013	Fair Value at December 31, 2012
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$425	$303	$146	$551

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Year Ended December 31, 2013
Interest rate contracts	$(394)

Year Ended December 31, 2012
Interest rate contracts	$434

Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year Ended December 31, 2013
Interest rate contracts	Other operating income	$336

Year Ended December 31, 2012
Interest rate contracts	Other operating income	$(350)

11.	DEPOSITS

Time deposits of $100,000 or more totaled $842.9 million and $674.1 million at December 31, 2013 and 2012, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $1.5 million, $1.8 million, and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2013 were as follows (in thousands):

Three months or less	$399,818
Over three through six months	268,780
Over six through twelve months	113,260
2015	34,795
2016	12,323
2017	7,405
2018	4,403
Thereafter	2,110
Total	$842,894

At December 31, 2013 and 2012, overdrawn deposit accounts totaling $0.7 million and $0.8 million, respectively, have been reclassified as loans on the consolidated balance sheets.

12.	SHORT-TERM BORROWINGS

At December 31, 2013, short-term borrowings consist of short-term FHLB advances of $8.0 million and overdraft balances in due from bank accounts. At December 31, 2012, we had no short-term borrowings.

At December 31, 2013 and 2012, our bank had additional unused borrowings available at the Federal Reserve discount window of $46.5 million and $24.9 million, respectively. As of December 31, 2013 and 2012, certain commercial real estate and commercial loans with a carrying value totaling $79.7 million and $41.7 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings were $6 thousand, nil, and $0.2 million in 2013, 2012 and 2011, respectively.

A summary of our short-term borrowings as of December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Amount outstanding at December 31	$8,015	$-	$34
Average amount outstanding during year	1,988	11	35,809
Highest month-end balance during year	28,000	-	201,962
Weighted average interest rate on balances
outstanding at December 31	0.23%	0.00%	0.00%
Weighted average interest rate during year	0.32	0.70	0.57

13.	LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in thousands)

FHLB advances	$14	$32
Subordinated debentures	92,785	108,249
	$92,799	$108,281

FHLB Advances

FHLB advances outstanding at December 31, 2013 and 2012 carried weighted average interest rates of 8.22%. The FHLB advance outstanding at December 31, 2013 was secured by unencumbered investment securities with a fair value of $50.8 million and certain real estate loans with a carrying value of $1.3 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2013, our bank had additional unused FHLB advances available of approximately $934.2 million. Interest expense on FHLB advances were $2 thousand, $14 thousand, and $5.7 million in 2013, 2012 and 2011, respectively.

At December 31, 2013, there were no putable FHLB advances outstanding.

Subordinated Debentures

In March 2003, we created a wholly-owned statutory trust, CPB Capital Trust I (“Trust I”). Trust I issued $15.0 million in trust preferred securities. The Trust I trust preferred securities carried an interest rate of three-month LIBOR plus 3.25%, and matured on April 7, 2033. The principal assets of Trust I were $15.5 million of the Company’s subordinated debentures with an identical interest rate and maturity as the Trust I trust preferred securities. Trust I issued $0.5 million of common securities to the Company.

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of Trust I would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities and these securities were also called by the Company on October 7, 2013. As of December 31, 2013, $0.5 million in common stock of Trust I is still outstanding.

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

The trust preferred securities, the subordinated debentures that are the assets of Trusts I, II, III, IV and V and the common securities issued by Trusts I, II, III, IV and V are redeemable in whole or in part on any interest payment date on or after April 7, 2008 for Trust I, on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

At December 31, 2013, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2014	$14
2015	-
2016	-
2017	-
2018	-
Thereafter	92,785
Total	$92,799

14.	EQUITY

As further discussed in Note 1, we completed a number of significant transactions as part of our recapitalization, including:

•	On February 2, 2011, we effected the Reverse Stock Split.

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

•
Concurrently with the closing of the Private Placement, we completed the TARP Exchange whereby 135,000 shares of our TARP Preferred Stock, no par value per share and liquidation preference $1,000 per share, held by the Treasury, and accrued and unpaid dividends thereon were exchanged for 5,620,117 common shares. We also amended the warrant held by the Treasury (the “Amended TARP Warrant”) to, among other things, reduce the exercise price from $255.40 per share to $10 per share. The warrant grants the Treasury the right to purchase up to 79,288 common shares, subject to adjustment.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification ("ASC") 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant was carried at fair value, with subsequent remeasurements recorded through the current period's earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2012, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.0 million recorded in other noninterest income during the year ended December 31, 2011, and a $0.1 million charge to other noninterest expense in 2012.

In June 2013, the Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common shares at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. The warrant was being carried as a derivative liability on our balance sheet at $819 thousand at December 31, 2012. Accordingly, we recorded a credit to other noninterest expense of $67 thousand in 2013 related to the gain on the purchase of the warrant.

On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings. After the completion of these transactions and the aforementioned repurchase of our warrant, the Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the TARP.

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

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect to our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). Adoption of the Tax Benefits Preservation Plan was required by our agreements with the Lead Investors. On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years.

To further protect our tax benefits, on January 26, 2011, our Board approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years subject to approval by our shareholders. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2013, the bank had Statutory Retained Earnings of $240.4 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends of $0.08 per share on the Company’s outstanding common shares, payable to shareholders of record at the close of business on August 30, 2013 and November 29, 2013. These dividends were paid on September 16, 2013 and December 16, 2013, respectively. CPF had sufficient cash on hand to fund these dividends, thus the bank did not pay a dividend to CPF. In January 2014, the Company’s Board of Directors declared a third consecutive quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares, payable on March 17, 2014 to shareholders of record at the close of business on February 28, 2014.

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

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 60,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during 2013. A total of 55,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2013. In January 2014, the 2008 Repurchase Plan and the remaining 55,000 shares were superseded by a tender offer and repurchase agreements with our Lead Investors. See Note 28 for details of these transactions.

15.	SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Salaries and employee benefits	$6,367	$4,432	$2,409
Directors stock awards	45	90	153
Legal and professional services	-	59	55
Income tax benefit	(2,570)	-	-
Net share-based compensation effect	$3,842	$4,581	$2,617

The Company’s share-based compensation arrangements are described below:

Equity Incentive Plans

We have adopted equity incentive plans for the purpose of granting options, restricted stock and other equity based awards for the Company’s common stock to directors, officers and other key individuals. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on three or five years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below). We have historically issued new shares of common stock upon exercises of stock options and purchases of restricted awards.

In February 1997, we adopted the 1997 Stock Option Plan (“1997 Plan”) basically as a continuance of the 1986 Stock Option Plan. In April 1997, our shareholders approved the 1997 Plan, which provided 2,000,000 shares of the Company’s common stock for grants to employees as qualified incentive stock options and to directors as nonqualified stock options. On January 1, 2013, the last options issued under the 1997 Plan expired.

In September 2004, we adopted and our shareholders approved the 2004 Stock Compensation Plan (“2004 Plan”) making available 1,500,000 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the 1997 Plan were frozen and no new options were granted under the 1997 Plan. In May 2007, the 2004 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. In April 2011, the 2004 Plan was amended to increase the number of shares authorized from 1,402,589 to 4,944,831.

In April 2013, we adopted and our shareholders approved the 2013 Stock Compensation Plan (“2013 Plan”) making available 2,200,000 shares for grants to employees and directors. Upon adoption of the 2013 Plan, all unissued shares from the 2004 Plan were frozen and no new grants will be granted under the 2004 Plan. Shares may continue to be settled under the 1997 and 2004 Plans pursuant to previously outstanding awards. To satisfy share issuances pursuant to the equity incentive plans, we issue new shares from the 2013 Plan.

At December 31, 2013, 2012 and 2011, a total of 2,185,454, 1,604,198, and 2,539,341 shares, respectively, were available for future grants.

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

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

Year Ended December 31, 2012

Expected volatility	77.2%
Risk free interest rate	1.8
Expected dividends	1.0
Expected life (in years)	8.0
Weighted average fair value	$9.65

No stock options were granted during 2013 and 2011.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2013:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 1, 2013	315,369	$62.77
Changes during the year:
Exercised	(5,186)	14.31
Expired	(7,024)	539.38
Forfeited	(511)	508.11
Outstanding at December 31, 2013	302,648	51.79	7.9	$1,598

Vested and expected to vest at
December 31, 2013	302,648	51.79	7.9	1,598

Exercisable at December 31, 2013	91,241	138.56	6.8	384

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2013. During the year ended December 31, 2013, the aggregate intrinsic value of options exercised under our stock option plan was $22 thousand, determined as of the date of exercise. During the years ended December 31, 2012 and 2011, no stock options were exercised.

As of December 31, 2013, the total compensation cost that was not yet recognized related to stock options granted to employees under our stock option plans was approximately $1.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $14 thousand, and $17 thousand, respectively.

Restricted Stock Awards and Units

Under the 1997, 2004 and 2013 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards and units for the year ended December 31, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2013	1,098,806	$14.61
Changes during the year:
Granted	142,347	15.56
Forfeited	(103,329)	14.68
Vested	(301,920)	14.65
Nonvested at December 31, 2013	835,904	14.75

Vested and expected to vest at December 31, 2013	835,904	14.75

As of December 31, 2013, there was $8.4 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.5 years.

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	2013	2012
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$36,139	$34,091
Interest cost	1,370	1,585
Actuarial (gains) losses	(2,969)	2,923
Benefits paid	(2,357)	(2,460)
Benefit obligation at end of the year	32,183	36,139

Change in plan assets
Fair value of plan assets at beginning of year	23,780	22,559
Actual return on plan assets	4,712	2,235
Employer contributions	1,647	1,446
Benefits paid	(2,357)	(2,460)
Fair value of plan assets at end of year	27,782	23,780

Funded status at end of year	$(4,401)	$(12,359)

Amounts recognized in AOCI
Net actuarial losses	$(10,895)	$(19,205)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.7%	4.0%

	2013	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,370	$1,585	$1,668
Expected return on plan assets	(1,762)	(1,791)	(1,821)
Amortization of net actuarial losses	2,390	2,385	2,263
Net periodic benefit cost	$1,998	$2,179	$2,110

Net periodic cost actuarial assumptions
Weighted average discount rate	4.0%	4.8%	5.1%
Expected long-term rate of return on plan assets	7.5%	8.0%	8.0%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2014 is approximately $1.2 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2013	2012

Equity securities	59.9%	64.7%
Debt securities	34.6	32.6
Other	5.5	2.7
Total	100.0%	100.0%

Equity securities included the Company’s common stock in the amounts of $76 thousand and $59 thousand at December 31, 2013 and 2012, respectively.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2013 and 2012 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2013
Money market accounts	$1,841	$-	$-	$1,841
Mutual funds	9,795	-	-	9,795
Government obligations	-	3,450	-	3,450
Common stocks	8,744	-	-	8,744
Preferred stocks	255	-	-	255
Corporate bonds and debentures	-	3,697	-	3,697
	$20,635	$7,147	$-	$27,782

December 31, 2012
Money market accounts	$1,022	$-	$-	$1,022
Mutual funds	9,524	-	-	9,524
Government obligations	-	3,317	-	3,317
Common stocks	6,213	-	-	6,213
Preferred stocks	279	-	-	279
Corporate bonds and debentures	-	3,425	-	3,425
	$17,038	$6,742	$-	$23,780

We expect to contribute approximately $1.8 million to our defined benefit retirement plan in 2014.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2014	$2,427
2015	2,413
2016	2,432
2017	2,411
2018	2,401
2019-2023	11,393
Total	$23,477

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. (“CBBI”), we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	2013	2012
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$9,944	$8,558
Interest cost	411	426
Actuarial (gains) losses	(1,033)	1,175
Benefits paid	(215)	(215)
Benefit obligation at end of year	9,107	9,944

Change in plan assets
Fair value of plan assets at beginning of year	-	-
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(9,107)	$(9,944)

Amounts recognized in AOCI
Net transition obligation	$(164)	$(181)
Prior service cost	(119)	(137)
Net actuarial losses	(379)	(1,482)
Total amounts recognized in AOCI	$(662)	$(1,800)

Benefit obligation actuarial assumptions
Weighted average discount rate	5.0%	4.2%

	2013	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$411	$426	$412
Amortization of net transition obligation	17	17	17
Amortization of prior service cost	18	18	18
Amortization of net actuarial (gains) losses	71	(4)	(17)
Net periodic benefit cost	$517	$457	$430

Net periodic cost actuarial assumptions
Weighted average discount rate	4.2%	5.0%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2014 is as follows (in thousands):

Amortization of net transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial losses	2

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2014.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2014	$215
2015	211
2016	225
2017	415
2018	411
2019-2023	2,425
Total	$3,902

17.	401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.7 million, $1.6 million, and $1.4 million in 2013, 2012 and 2011, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2013, 2012 and 2011.

18.	OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Rent expense charged to net occupancy	$9,840	$10,053	$10,286
Less sublease income	(52)	(25)	(74)
Net rent expense charged to net occupancy	9,788	10,028	10,212
Rent expense charged to equipment expense	93	104	162
Total net rent expense	$9,881	$10,132	$10,374

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2013 (in thousands):

Year ending December 31:
2014	$7,847
2015	6,626
2016	5,901
2017	4,943
2018	3,621
Thereafter	23,664
Total	$52,602

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2013 (in thousands):

Year ending December 31:
2014	$3,045
2015	2,331
2016	1,340
2017	795
2018	225
Thereafter	50
Total	$7,786

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

19.	INCOME AND FRANCHISE TAXES

Components of income tax benefit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Current	Deferred	Total
(Dollars in thousands)
Year ended December 31, 2013
Federal	$-	$(81,613)	$(81,613)
State	109	(30,743)	(30,634)
Total	$109	$(112,356)	$(112,247)

Year ended December 31, 2012
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

Year ended December 31, 2011
Federal	$-	$-	$-
State	-	-	-
Total	$-	$-	$-

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Computed "expected" tax expense (benefit)	$20,940	$16,598	$12,802
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,431)	(820)	(273)
Other tax-exempt income	(810)	(976)	(1,441)
Low-income housing and energy tax credits	(1,557)	(1,607)	(1,678)
State income taxes, net of Federal income tax effect,
excluding impact of deferred tax valuation allowance	2,389	2,540	546
Change in the beginning-of-the-year balance of the
valuation allowance for deferred tax assets
allocated to income tax expense	(132,061)	(15,862)	(9,870)
Other	283	127	(86)
Total	$(112,247)	$-	$-

At December 31, 2013, current Federal income taxes receivable was $0.1 million, compared to a $9 thousand payable at December 31, 2012. Current state income taxes receivable was $1.8 million at December 31, 2013 and 2012.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$28,926	$33,418
Accrued expenses	2,950	2,744
Employee retirement benefits	8,762	15,773
Federal and state tax credit carryforwards	37,449	35,305
Investment write-downs and write-offs	3,051	3,051
Interest on nonaccrual loans	1,962	4,047
Federal and state net operating loss carryforwards	87,757	86,339
Other	15,486	26,289
Total deferred tax assets	$186,343	$206,966

Deferred tax liabilities
Intangible assets	$13,117	$14,962
FHLB stock dividends received	11,848	12,345
Net unrealized gain on derivatives recognized through AOCI	-	1,786
Leases	2,755	3,599
Deferred gain on curtailed retirement plan	3,339	3,339
Liability on utilization of state tax credits	7,722	7,475
Other	3,614	15,961
Total deferred tax liabilities	$42,395	$59,467

Deferred tax valuation allowance	$6,700	$147,499

Net deferred tax assets	$137,248	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $6.7 million and $147.5 million, respectively. The net change in the total valuation allowance was a decrease of $140.8 million and $14.8 million in 2013 and 2012, respectively. Of the total decrease in the valuation allowance in 2013, $132.1 million was recognized as income tax benefit and $8.7 million was a benefit to AOCI, compared to $15.9 million recognized as income tax benefit and a $1.1 million charged against AOCI in 2012.

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

At December 31, 2013, the Company had net operating loss carryforwards for Federal income tax purposes of $206.5 million, which are available to offset future Federal taxable income, if any, through 2030. At December 31, 2013, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $189.3 million and $40.6 million, respectively, which are available to offset future state taxable income through 2030 for Hawaii and 2031 for California. In addition, we have state tax credit carryforwards of $23.8 million that do not expire, and federal tax credit carryforwards of $13.6 million, of which $11.1 million expire in 20 years, and $2.5 million do not expire.

As further described in Note 14, to help protect the Company’s tax benefits, the Company implemented the Tax Benefits Preservation Plan on November 23, 2011 and the Protective Charter Amendment on January 26, 2011.

At December 31, 2013, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2009 are closed.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year Ended December 31, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(43,687)	$(15,577)	$(28,110)
Less: Reclassification adjustment for gains realized in net income	(6,266)	(2,511)	(3,755)
Net unrealized losses on investment securities	(49,953)	(18,088)	(31,865)

Net unrealized gains on derivatives:
Reclassification adjustment for losses realized in net income	394	(10,599)	10,993
Net unrealized gains on derivatives	394	(10,599)	10,993

Defined benefit plans:
Net actuarial gains arising during the period	6,952	2,591	4,361
Amortization of net actuarial losses	2,461	986	1,475
Amortization of net transition obligation	17	7	10
Amortization of prior service cost	18	7	11
Defined benefit plans, net	9,448	3,591	5,857

Other comprehensive loss	$(40,111)	$(25,096)	$(15,015)

Year Ended December 31, 2012
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,653)	$-	$(2,653)
Less: Reclassification adjustment for losses realized in net income	1,382	-	1,382
Net unrealized losses on investment securities	(1,271)	-	(1,271)

Net unrealized losses on derivatives:
Reclassification adjustment for gains realized in net income	(434)	-	(434)
Net unrealized losses on derivatives	(434)	-	(434)

Defined benefit plans:
Net actuarial losses arising during the period	(3,653)	-	(3,653)
Amortization of net actuarial losses	2,381	51	2,330
Amortization of net transition obligation	17	-	17
Amortization of prior service cost	17	-	17
Defined benefit plans, net	(1,238)	51	(1,289)

Other comprehensive loss	$(2,943)	$51	$(2,994)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year Ended December 31, 2011
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$22,190	$-	$22,190
Less: Reclassification adjustment for gains realized in net income	(1,164)	-	(1,164)
Net unrealized gains on investment securities	21,026	-	21,026

Net unrealized losses on derivatives:
Reclassification adjustment for gains realized in net income	(3,235)	-	(3,235)
Net unrealized losses on derivatives	(3,235)	-	(3,235)

Defined benefit plans:
Net actuarial losses arising during the period	(3,274)	-	(3,274)
Amortization of net actuarial losses	2,246	70	2,176
Amortization of net transition obligation	18	-	18
Amortization of prior service cost	18	-	18
Defined benefit plans, net	(992)	70	(1,062)

Other comprehensive income	$16,799	$70	$16,729

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2013, 2012 and 2011:

			Defined	Accumulated Other
	Investment		Benefit	Comprehensive
	Securities	Derivatives	Plans	Income (Loss)
	(Dollars in thousands)
Year Ended December 31, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive income (loss) before reclassifications	(28,110)	-	4,361	(23,749)
Amounts reclassified from AOCI	(3,755)	10,993	1,496	8,734
Total other comprehensive income (loss)	(31,865)	10,993	5,857	(15,015)
Balance at end of period	$(9,125)	$-	$(6,720)	$(15,845)

Year Ended December 31, 2012
Balance at beginning of period	$24,011	$(10,559)	$(11,288)	$2,164

Other comprehensive loss before reclassifications	(2,653)	-	(3,653)	(6,306)
Amounts reclassified from AOCI	1,382	(434)	2,364	3,312
Total other comprehensive loss	(1,271)	(434)	(1,289)	(2,994)
Balance at end of period	$22,740	$(10,993)	$(12,577)	$(830)

Year Ended December 31, 2011
Balance at beginning of period	$2,985	$(7,324)	$(10,226)	$(14,565)

Other comprehensive income (loss) before reclassifications	22,190	-	(3,274)	18,916
Amounts reclassified from AOCI	(1,164)	(3,235)	2,212	(2,187)
Total other comprehensive income (loss)	21,026	(3,235)	(1,062)	16,729
Balance at end of period	$24,011	$(10,559)	$(11,288)	$2,164

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2013, 2012 and 2011:

Details about AOCI Components (Dollars in thousands)	Amount Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
	Year ended December 31,
	2013	2012	2011

Sale of investment securities available for sale	$6,266	$(1,382)	$1,164	Investment securities gain (loss)
	(2,511)	-	-	Tax expense
	$3,755	$(1,382)	$1,164	Net of tax

Unrealized gains (losses) on derivatives	$(394)	$434	$3,235	Interest income
	(10,599)	-	-	Tax expense
	$(10,993)	$434	$3,235	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(2,461)	$(2,381)	$(2,246)	(1)
Net transition obligation	(17)	(17)	(18)	(1)
Prior service cost	(18)	(17)	(18)	(1)
	(2,496)	(2,415)	(2,282)	Total before tax
	1,000	51	70	Tax benefit
	$(1,496)	$(2,364)	$(2,212)	Net of tax

Total reclassifications for the period	$(8,734)	$(3,312)	$2,187	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

21.	EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)

Net income	$172,075	$47,421	$36,571
Preferred stock dividends, accretion of discount and
conversion of preferred stock to common stock	-	-	(83,897)
Net income available to common shareholders	$172,075	$47,421	$120,468

Weighted average shares outstanding - basic	41,961	41,720	35,891
Dilutive effect of employee stock options and awards	341	278	415
Dilutive effect of deferred salary restricted stock units	1	64	16
Dilutive effect of Treasury warrants	14	22	20
Weighted average shares outstanding - diluted	42,317	42,084	36,342

Basic earnings per share	$4.10	$1.14	$3.36
Diluted earnings per share	$4.07	$1.13	$3.31

A total of 24,526, 316,188, and 40,166 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2013, 2012 and 2011, respectively, as their effect was antidilutive.

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties. At December 31, 2013 and 2012, we did not have any forward foreign exchange contracts.

At December 31, 2013 and 2012, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$652,717	$554,477
Standby letters of credit and financial guarantees written	1,023	13,813

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	37,093	67,072
Forward interest rate contracts	24,244	49,222

24.	FAIR VALUE OF ASSETS AND LIABILITIES

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2013
Financial assets
Cash and due from banks	$45,092	$45,092	$45,092	$-	$-
Interest-bearing deposits in other banks	4,256	4,256	4,256	-	-
Investment securities	1,660,046	1,646,704	875	1,635,311	10,518
Loans held for sale	12,370	12,370	-	-	12,370
Net loans and leases	2,546,781	2,430,282	-	64,705	2,365,577
Accrued interest receivable	14,072	14,072	14,072	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	891,017	891,017	891,017	-	-
Interest-bearing demand and savings deposits	1,935,635	1,935,635	1,935,635	-	-
Time deposits	1,109,521	1,111,319	-	-	1,111,319
Short-term debt	8,015	8,015	-	8,015	-
Long-term debt	92,799	39,446	-	39,446	-
Accrued interest payable (included in other liabilities)	1,040	1,040	1,040	-	-

Off-balance sheet financial instruments
Commitments to extend credit	652,717	3,264	-	3,264	-
Standby letters of credit and financial guarantees written	1,023	8	-	8	-
Interest rate options	37,093	70	-	70	-
Forward interest rate contracts	24,244	210	-	210	-

December 31, 2012
Financial assets
Cash and due from banks	$56,473	$56,473	$56,473	$-	$-
Interest-bearing deposits in other banks	120,902	120,902	120,902	-	-
Investment securities	1,698,593	1,699,273	906	1,685,541	12,826
Loans held for sale	38,283	38,283	-	-	38,283
Net loans and leases	2,107,531	2,083,514	-	108,081	1,975,433
Accrued interest receivable	13,896	13,896	13,896	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	843,292	843,292	843,292	-	-
Interest-bearing demand and savings deposits	1,858,849	1,858,849	1,858,849	-	-
Time deposits	978,631	981,059	-	-	981,059
Long-term debt	108,281	43,156	-	43,156	-
Accrued interest payable (included in other liabilities)	13,131	13,131	13,131	-	-

Off-balance sheet financial instruments
Commitments to extend credit	554,477	2,772	-	2,772	-
Standby letters of credit and financial guarantees written	13,813	104	-	104	-
Interest rate options	67,072	106	-	106	-
Forward interest rate contracts	49,222	(353)	-	(353)	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013.

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2013
Available for sale securities:
Debt securities:
States and political subdivisions	$179,357	$-	$168,839	$10,518
Corporate securities	158,095	-	158,095	-
Mortgage-backed securities:
U.S. Government sponsored entities	927,626	-	927,626	-
Non-agency collateralized mortgage obligations	142,046	-	142,046	-
Other	875	875	-	-
Derivatives:
Interest rate contracts	279	-	279	-
Total	$1,408,278	$875	$1,396,885	$10,518

December 31, 2012
Available for sale securities:
Debt securities:
U.S. Government sponsored entities	$280,939	$-	$280,939	$-
States and political subdivisions	185,911	-	173,085	12,826
Corporate securities	127,946	-	127,946	-
Mortgage-backed securities:
U.S. Government sponsored entities	941,043	-	941,043	-
Other	906	906	-	-
Derivatives:
Interest rate contracts	(248)	-	(248)	-
Amended TARP warrant	(819)	-	(819)	-
Total	$1,535,678	$906	$1,521,946	$12,826

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for sale debt securities - States and political subdivisions
(Dollars in thousands)

Balance at December 31, 2011	$12,994
Principal payments received	(377)
Unrealized net gain included in other comprehensive income	209
Balance at December 31, 2012	$12,826
Principal payments received	(2,797)
Purchases, sales, issuances and settlements, net	1,146
Unrealized net loss included in other comprehensive income	(657)
Balance at December 31, 2013	$10,518

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $10.5 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2013, the weighted average discount rate utilized was 4.63%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Value	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in thousands)
December 31, 2013
Impaired loans (1)	$64,705	$-	$64,705	$-	$3,298
Other real estate (2)	5,163	-	5,163	-	362
					$3,660
December 31, 2012
Impaired loans (1)	$108,081	$-	$108,081	$-	$11,852
Other real estate (2)	10,686	-	10,686	-	3,529
					$15,381

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.
Fair value is generally based upon independent market prices or appraised values of the collateral.

25.	SEGMENT INFORMATION

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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2013:
Net interest income	$101,822	$31,287	$-	$133,109
Intersegment net interest income (expense)	14,761	(27,807)	13,046	-
Credit (provision) for loan and lease losses	11,310	-	-	11,310
Other operating income	49,294	4,185	1,466	54,945
Other operating expense	(79,552)	(3,938)	(56,046)	(139,536)
Administrative and overhead expense allocation	(55,052)	(937)	55,989	-
Income taxes	117,088	218	(5,059)	112,247
Net income	$159,671	$3,008	$9,396	$172,075

At December 31, 2013:
Investment securities	$-	$1,660,046	$-	$1,660,046
Loans and leases (including loans held for sale)	2,642,971	-	-	2,642,971
Other	108,639	257,032	72,510	438,181
Total assets	$2,751,610	$1,917,078	$72,510	$4,741,198

Year ended December 31, 2012:
Net interest income	$92,545	$27,166	$-	$119,711
Intersegment net interest income (expense)	32,954	(22,228)	(10,726)	-
Credit (provision) for loan and lease losses	18,885	-	-	18,885
Other operating income	55,838	5,209	(304)	60,743
Other operating expense	(91,266)	(1,868)	(58,784)	(151,918)
Administrative and overhead expense allocation	(57,640)	(939)	58,579	-
Net income (loss)	$51,316	$7,340	$(11,235)	$47,421

At December 31, 2012:
Investment securities	$-	$1,698,593	$-	$1,698,593
Loans and leases (including loans held for sale)	2,242,227	-	-	2,242,227
Other	(7,267)	363,815	73,000	429,548
Total assets	$2,234,960	$2,062,408	$73,000	$4,370,368

Year ended December 31, 2011:
Net interest income	$95,182	$22,639	$-	$117,821
Intersegment net interest income (expense)	45,564	(18,609)	(26,955)	-
Credit (provision) for loan and lease losses	40,690	-	-	40,690
Other operating income	48,686	7,312	1,004	57,002
Other operating expense	(115,910)	(7,163)	(55,869)	(178,942)
Administrative and overhead expense allocation	(54,408)	(627)	55,035	-
Net income (loss)	$59,804	$3,552	$(26,785)	$36,571

At December 31, 2011:
Investment securities	$-	$1,493,925	$-	$1,493,925
Loans and leases (including loans held for sale)	2,114,737	-	-	2,114,737
Other	23,858	429,141	71,204	524,203
Total assets	$2,138,595	$1,923,066	$71,204	$4,132,865

26.	PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2013, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $241.1 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2013, the bank had Statutory Retained Earnings of $240.4 million. For further information, see Note 14.

In December 2009, the Board of Directors of Central Pacific Bank agreed to the Consent Order with the FDIC and DFI. In May 2011, the Consent Order was lifted and replaced with the Bank MOU. On October 26, 2012, the Bank MOU was terminated, as described in Note 2.

In July 2010, Central Pacific Financial Corp. entered into the Written Agreement with the FRBSF, as described in Note 2, which was terminated on February 12, 2013.

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

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of December 31, 2013 were above the levels required for a “well-capitalized” regulatory designation.

			Minimum required
			for capital		Minimum required to
	Actual		adequacy purposes		be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2013:
Leverage capital	$632,724	13.7%	$184,995	4.0%	$231,244	5.0%
Tier 1 risk-based capital	632,724	20.3	124,671	4.0	187,007	6.0
Total risk-based capital	672,317	21.6	249,343	8.0	311,678	10.0

As of December 31, 2012:
Leverage capital	$609,394	14.3%	$170,176	4.0%	$212,720	5.0%
Tier 1 risk-based capital	609,394	22.5	108,128	4.0	162,192	6.0
Total risk-based capital	644,044	23.8	216,256	8.0	270,320	10.0

Central Pacific Bank
As of December 31, 2013:
Leverage capital	$610,753	13.2%	$184,736	4.0%	$230,920	5.0%
Tier 1 risk-based capital	610,753	19.6	124,425	4.0	186,637	6.0
Total risk-based capital	650,216	20.9	248,850	8.0	311,062	10.0

As of December 31, 2012:
Leverage capital	$580,860	13.6%	$170,274	4.0%	$212,843	5.0%
Tier 1 risk-based capital	580,860	21.5	108,229	4.0	162,343	6.0
Total risk-based capital	615,523	22.7	216,457	8.0	270,572	10.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.
Condensed Balance Sheets

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and cash equivalents	$19,629	$46,686
Investment securities available for sale	875	906
Investment in subsidiary bank, at equity in underlying net assets	710,122	581,248
Investment in other subsidiaries, at equity in underlying assets	554	549
Accrued interest receivable and other assets	23,202	6,845
Total assets	$754,382	$636,234

Liabilities and Shareholders' Equity
Long-term debt	$92,785	$108,249
Other liabilities	1,484	23,163
Total liabilities	94,269	131,412

Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued
and outstanding none at December 31, 2013 and 2012	-	-
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 42,112,633 and 41,867,046 shares at December 31,
2013 and 2012, respectively	784,547	784,512
Surplus	75,498	70,567
Accumulated deficit	(184,087)	(349,427)
Accumulated other comprehensive loss	(15,845)	(830)
Total shareholders' equity	660,113	504,822

Total liabilities and shareholders' equity	$754,382	$636,234

Central Pacific Financial Corp.
Condensed Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income:
Interest income:
Interest from subsidiary banks	$30	$48	$109
Other income	2,001	9	1,047
Total income	2,031	57	1,156

Expense:
Interest on long-term debt	3,118	3,687	3,392
Other expenses	2,679	3,081	3,584
Total expenses	5,797	6,768	6,976

Loss before income taxes and equity in undistributed income
of subsidiaries	(3,766)	(6,711)	(5,820)
Income tax benefit	(31,891)	-	-
Income (loss) before equity in undistributed income of subsidiaries	28,125	(6,711)	(5,820)

Equity in undistributed income of subsidiary bank	143,945	54,124	42,377
Equity in undistributed income of other subsidiaries	5	8	14
Net income	$172,075	$47,421	$36,571

Central Pacific Financial Corp.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net income	$172,075	$47,421	$36,571
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax benefit	(19,440)	-	-
Equity in income of subsidiary bank	(143,945)	(54,124)	(42,377)
Equity in undistributed income of other subsidiaries	(5)	(8)	(14)
Share-based compensation	4,931	90	153
Other, net	(18,548)	7,681	4,755
Net cash provided by (used in) operating activities	(4,932)	1,060	(912)

Cash flows from investing activities
Investment in subsidiary bank	-	-	(283,000)
Distribution from unconsolidated subsidiaries	9,000	-	-
Contributions to unconsolidated subsidiaries	(9,000)	-	-
Net cash used in investing activities	-	-	(283,000)

Cash flows from financing activities
Net proceeds from issuance of common stock and stock option exercises	74	-	323,538
Repayments of long-term debt	(15,464)	-	-
Dividends paid	(6,735)	-	-
Net cash provided by (used in) financing activities	(22,125)	-	323,538

Net increase (decrease) in cash and cash equivalents	(27,057)	1,060	39,626

Cash and cash equivalents
At beginning of year	46,686	45,626	6,000
At end of year	$19,629	$46,686	$45,626

27.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2013:
Total interest income	$32,595	$34,992	$35,558	$37,133	$140,278
Total interest expense	1,926	1,819	1,787	1,637	7,169
Net interest income	30,669	33,173	33,771	35,496	133,109
Provision (credit) for loan and lease losses	(6,561)	(227)	(3,189)	(1,333)	(11,310)
Net interest income after provision for
loan and lease losses	37,230	33,400	36,960	36,829	144,419
Investment securities gains	-	-	-	482	482
Income before income taxes	17,507	16,212	12,378	13,731	59,828
Net income	137,309	14,267	10,204	10,295	172,075
Basic earnings per share	3.28	0.34	0.24	0.24	4.10
Diluted earnings per share	3.25	0.34	0.24	0.24	4.07

2012:
Total interest income	$32,903	$32,479	$31,674	$31,389	$128,445
Total interest expense	2,401	2,220	2,114	1,999	8,734
Net interest income	30,502	30,259	29,560	29,390	119,711
Provision (credit) for loan and lease losses	(4,990)	(6,630)	(4,982)	(2,283)	(18,885)
Net interest income after provision for
loan and lease losses	35,492	36,889	34,542	31,673	138,596
Investment securities gains	-	-	789	-	789
Income before income taxes	13,478	10,812	10,721	12,410	47,421
Net income	13,478	10,812	10,721	12,410	47,421
Basic earnings per share	0.32	0.26	0.26	0.30	1.14
Diluted earnings per share	0.32	0.26	0.26	0.29	1.13

28.	SUBSEQUENT EVENTS

On February 21, 2014, we announced a tender offer to purchase for cash up to $68.8 million in value of shares of our common stock at a price not greater than $21.00 nor less than $18.50 per share (the “Tender Offer”.)

Upon the terms and subject to the conditions of the Tender Offer, promptly after the expiration date of the Tender Offer, we will determine a single price per share (the “Purchase Price”), which will be not greater than $21.00 nor less than $18.50 per share, that we will pay, subject to “odd lot” priority, proration and conditional tender provisions described in the tender and not properly withdrawn, and accepted for payment, taking into account the number of shares tendered pursuant to the Tender Offer and the prices specified by the tendering shareholders. The Purchase Price will be the lowest price per share (in increments of $0.10) of not greater than $21.00 nor less than $18.50 per share, at which shares have been properly tendered in the Tender Offer and not properly withdrawn, that will enable us to purchase the maximum number of shares properly tendered in the Tender Offer and not properly withdrawn having an aggregate purchase price not exceeding $68.8 million. All shares purchased in the Tender Offer will be purchased at the same Purchase Price regardless of whether the shareholder tendered at a lower price. However, because of the “odd lot” priority, proration and conditional tender provisions described in the Tender Offer materials, all of the shares tendered at or below the Purchase Price may not be purchased if shares having an aggregate value in excess of $68.8 million are properly tendered and not properly withdrawn. As of February 14, 2014, there were 42,108,496 shares of our common stock issued and outstanding. The maximum of 3,718,918 shares that we are offering to purchase pursuant to the Tender Offer represents approximately 8.8% of the total number of shares issued and outstanding as of February 14, 2014. Assuming the Tender Offer is fully subscribed, the minimum of 3,276,190 shares that we are offering to purchase pursuant to the Tender Offer represents approximately 7.8% of the total number of shares issued and outstanding as of February 14, 2014.

On February 20, 2014, we also entered into repurchase agreements (the “Repurchase Agreements”) with each of Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO-CPF, L.L.C. (“Anchorage” and together with Carlyle, the “Lead Investors”), each of whom is the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate) of our common stock, pursuant to which we have agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price (the “Share Repurchases”) (or an aggregate of $56.2 million of shares.) The Share Repurchases are scheduled to close on the eleventh business day following the expiration of the Tender Offer. The aggregate value of shares to be repurchased under the Repurchase Agreements will be proportionately reduced in the event that the Company purchases less than the maximum number of shares that it is able to purchase at the Purchase Price pursuant to the terms of the Tender Offer. In addition, each Lead Investor may tender in the Tender Offer, although neither Lead Investor has indicated to what extent such Lead Investor intends to do so. The Share Repurchases contemplated by the Repurchase Agreements are conditioned upon, among other matters, the Company purchasing shares in the Tender Offer in accordance with this its terms.

If the Tender Offer is fully subscribed, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by us of $125 million of shares in the aggregate. If the Tender Offer is fully subscribed at a Purchase Price of $21.00, the maximum Purchase Price pursuant to the Tender Offer, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by us 5,952,380 shares of common stock, which would represent approximately 14.1% of our issued and outstanding shares. If the Tender Offer is fully subscribed at a Purchase Price of $18.50, the minimum Purchase Price pursuant to the Tender Offer, the completion of the Tender Offer and the Share Repurchases will result in the repurchase by the Company of 6,756,755 shares in the aggregate, which would represent approximately 16.0% of our issued and outstanding shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, because of the material weakness in internal control over financial reporting described below, the principal executive officer and principal financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective. Notwithstanding the material weakness discussed below, the Company’s management, including the principal executive officer and principal financial officer, has concluded that the Company’s financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

(b)
 Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was not effective because of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment described above, management identified a control deficiency in the Company’s internal controls associated with the accounting for allowance for loan and lease losses. Specifically, the Company’s input level review of the allowance for loan and lease losses was not operating effectively to detect the failure to update certain third party data used in estimating the allowance for loan and lease losses. As a result of this control deficiency, a material misstatement related to the allowance for loan and lease losses existed in the Company’s preliminary consolidated financial statements at December 31, 2013 and was corrected prior to the issuance of those consolidated financial statements.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c)	Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the identified material weakness above, the Company engaged an independent third-party consultant familiar with the Company’s allowance for loan and lease losses methodology to revalidate all significant external and internal inputs, including queries used to extract data from its core banking system. The consultant completed its work in early February 2014 and concluded that all other external and internal inputs were accurate.

The Company’s management is committed to remediating any material weaknesses in a timely fashion and, with oversight from the Company’s Audit Committee, has been actively developing remediation plans to address the control deficiencies described above. The remediation efforts expected to be implemented include the following:

•
Create a step-by-step checklist of the key elements of the allowance for loan and lease losses methodology with references to appropriate data sources to ensure the completeness and accuracy of all inputs;

•
Establish a more comprehensive review and approval procedure for the allowance for loan and lease losses calculation, including a detailed review of the completeness and accuracy of all inputs and the resulting calculation; and

•
No less than annually, continue to engage an independent third-party to review the allowance for loan and lease losses methodology and calculation for conformity with U.S. generally accepted accounting principles and regulatory compliance and to validate the accuracy of the information used in the analysis.

Management believes the foregoing efforts will effectively remediate the material weakness. Management will continue to assess the effectiveness of the remediation efforts in connection with future evaluations of internal control over financial reporting and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

(d)
Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than the identification of the material weakness described above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s 2014 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s 2014 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s 2014 Proxy Statement.

The following table provides information as of December 31, 2013 regarding securities issued under our equity compensation plans that were in effect during fiscal 2013.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	302,648	$51.79	2,185,454
Equity compensation plans not approved by security holders	-	-	-
Total	302,648	$51.79	2,185,454

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s 2014 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.           Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

Central Pacific Financial Corp. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Income for the Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Equity for the Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011

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

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (4)

10.2	Split Dollar Life Insurance Plan (5) (6)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (6) (7)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (6) (7)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (6) (8)

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (1) (6)

10.7	Form of Restricted Stock Award Agreement (6) (9)

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (6) (10)

10.9	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (6) (11)

10.10	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (4) (6)

Exhibit No.	Document
10.11	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (6) (11)

10.12	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (4) (6)

10.13	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (6) (12)

10.14	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (6)

10.15	The Registrant’s 2004 Annual Executive Incentive Plan (6) (9)

10.16	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (4) (6)

10.17	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (6) (13)

10.18	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (14)

10.19	Lending Agreement with Federal Reserve Banks effective October 15, 2006 (16)

10.20	Compensation Agreement with John C. Dean dated May 24, 2010 (6) (17)

10.21	Restricted Stock Unit Agreement with John C. Dean dated May 24, 2010 (6) (17)

10.22	Compensation Agreement with Lawrence D. Rodriguez dated August 27, 2010 (6) (18)

10.23	Restricted Stock Unit Agreement with Lawrence D. Rodriguez dated August 27, 2010 (6) (18)

10.24	Investment Agreement, dated November 4, 2010, between the Registrant and Carlyle Financial Services Harbor, L.P. (15)

10.25	Investment Agreement, dated November 4, 2010, between the Registrant and ACMO-CPF, L.L.C. (15)

10.26	Employment Agreement with A. Catherine Ngo dated November 23, 2010 (6) (19)

10.27	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (20)

10.28	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (20)

10.29	Form of Subscription Agreement by and between the Registrant and the Additional Investors (21)

10.30	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (22)

10.31	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (22)

10.32	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (6) (23)

10.33	Consulting Agreement with Trinity M& A Group, L.L.C. dated September 5, 2012 (6) (24)

10.34	Amendment No. 2012 to 2004 Stock Compensation Plan (25)

10.35	Form of Stock Option Agreement for 2004 Stock Compensation Plan (25)

10.36	Form of Restricted Stock Unit Grant Agreement for 2004 Stock Compensation Plan (25)

10.37	The Registrant’s 2013 Stock Compensation Plan (26)

Exhibit No.	Document
10.38	Form of Stock Option Grant Agreement for 2013 Stock Compensation Plan (26)

10.39	Form of Restricted Stock Grant Agreement for 2013 Stock Compensation Plan (26)

10.40	Form of Restricted Stock Unit Agreement for 2013 Stock Compensation Plan (26)

10.41	Form of Stock Appreciation Rights Grant Agreement for 2013 Stock Compensation Plan (26)

10.42	Form of Key Employee Restricted Stock Unit Grant Agreement for 2013 Stock Compensation Plan (26)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (12)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (12)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Filed as Exhibits 3.1 and 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.

(3)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(4)
Filed as Exhibits 10.1, 10.15, 10.17, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(5)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(6)	Denotes management contract or compensation plan or arrangement.

(7)	Filed as Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(8)	Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(9)	Filed as Exhibits 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(10)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(11)	Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(12)	Filed as Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008.

(14)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008.

(15)	Filed as Exhibits 10.20, 10.32 and 10.33 to the Registrant’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 1, 2011.

(16)	Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

(17)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2010.

(18)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2010.

(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010.

(20)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2010.

(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2010.

(22)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011.

(23)	Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.

(24)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 6, 2012.

(25)	Filed as Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.

(26)	Filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2014
CENTRAL PACIFIC FINANCIAL CORP. (Registrant)
/s/ John C. Dean
John C. Dean President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Dean	President and Chief Executive Officer	February 28, 2014
John C. Dean	(Principal Executive Officer)

/s/ Denis K. Isono	Executive Vice President and Chief Financial	February 28, 2014
Denis K. Isono	Officer (Principal Financial and Accounting Officer)

/s/ Alvaro J. Aguirre	Director	February 28, 2014
Alvaro J. Aguirre

/s/ James F. Burr	Director	February 28, 2014
James F. Burr

/s/ Christine H. H. Camp	Director	February 28, 2014
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 28, 2014
Earl E. Fry

/s/ Paul J. Kosasa	Director	February 28, 2014
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 28, 2014
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 28, 2014
Colbert M. Matsumoto

/s/ Crystal K. Rose	Director	February 28, 2014
Crystal K. Rose