Form 10-Q
period 2014-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2014-05-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares outstanding of registrant’s common stock, no par value, on April 25, 2014 was 35,941,072 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2014 and December 31, 2013

Consolidated Statements of Income Three months ended March 31, 2014 and 2013

Consolidated Statements of Comprehensive Income Three months ended March 31, 2014 and 2013

Consolidated Statements of Changes in Equity Three months ended March 31, 2014 and 2013

Consolidated Statements of Cash Flows Three months ended March 31, 2014 and 2013

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: an increase in inventory or adverse conditions in the Hawaii and California real estate markets and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality, and further losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any further destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common shares; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and due from banks	$85,347	$45,092
Interest-bearing deposits in other banks	5,919	4,256
Investment securities:
Available for sale, at fair value	1,408,124	1,407,999
Held to maturity, at amortized cost (fair value of $238,782 at
March 31, 2014 and $238,705 at December 31, 2013)	248,788	252,047
Total investment securities	1,656,912	1,660,046

Loans held for sale	11,247	12,370

Loans and leases	2,697,454	2,630,601
Allowance for loan and lease losses	(83,162)	(83,820)
Net loans and leases	2,614,292	2,546,781

Premises and equipment, net	47,992	49,039
Accrued interest receivable	13,507	14,072
Investment in unconsolidated subsidiaries	8,478	9,127
Other real estate	4,829	5,163
Other intangible assets	31,951	32,783
Bank-owned life insurance	150,274	149,604
Federal Home Loan Bank stock	45,592	46,193
Other assets	151,097	166,672
Total assets	$4,827,437	$4,741,198

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$939,138	$891,017
Interest-bearing demand	744,690	728,619
Savings and money market	1,230,480	1,207,016
Time	1,071,459	1,109,521
Total deposits	3,985,767	3,936,173

Short-term borrowings	102,000	8,015
Long-term debt	92,795	92,799
Other liabilities	38,411	44,037
Total liabilities	4,218,973	4,081,024

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and
outstanding none at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 38,723,250 and 42,107,633 shares at March 31, 2014 and
December 31, 2013, respectively	715,708	784,547
Surplus	76,426	75,498
Accumulated deficit	(177,649)	(184,087)
Accumulated other comprehensive loss	(6,082)	(15,845)
Total shareholders' equity	608,403	660,113
Non-controlling interest	61	61
Total equity	608,464	660,174
Total liabilities and equity	$4,827,437	$4,741,198

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2014	2013

Interest income:
Interest and fees on loans and leases	$26,883	$24,443
Interest and dividends on investment securities:
Taxable interest	9,496	7,031
Tax-exempt interest	994	1,027
Dividends	1	5
Interest on deposits in other banks	7	89
Dividends on Federal Home Loan Bank stock	12	-
Total interest income	37,393	32,595

Interest expense:
Interest on deposits:
Demand	90	81
Savings and money market	224	217
Time	630	759
Interest on short-term borrowings	17	-
Interest on long-term debt	636	869
Total interest expense	1,597	1,926

Net interest income	35,796	30,669
Provision (credit) for loan and lease losses	(1,316)	(6,561)
Net interest income after provision for loan and lease losses	37,112	37,230

Other operating income:
Service charges on deposit accounts	1,993	1,591
Loan servicing fees	1,444	1,543
Other service charges and fees	2,943	2,787
Income from fiduciary activities	1,062	697
Equity in earnings of unconsolidated subsidiaries	52	28
Fees on foreign exchange	114	71
Income from bank-owned life insurance	670	564
Loan placement fees	143	149
Net gain on sales of residential loans	1,239	4,128
Net gain on sales of foreclosed assets	162	558
Other	322	914
Total other operating income	10,144	13,030

Other operating expense:
Salaries and employee benefits	17,434	18,535
Net occupancy	3,590	3,227
Equipment	796	958
Amortization of other intangible assets	1,240	2,248
Communication expense	894	950
Legal and professional services	1,812	2,310
Computer software expense	1,358	933
Advertising expense	686	812
Foreclosed asset expense	105	300
Other	4,015	2,480
Total other operating expense	31,930	32,753

Income before income taxes	15,326	17,507
Income tax expense (benefit)	5,518	(119,802)
Net income	$9,808	$137,309

Per common share data:
Basic earnings per share	$0.23	$3.28
Diluted earnings per share	0.23	3.25
Cash dividends declared	0.08	-

Shares used in computation:
Basic shares	41,915	41,816
Diluted shares	42,477	42,297

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)

Net income	$9,808	$137,309
Other comprehensive income, net of tax
Net change in unrealized gain (loss) on investment securities	9,576	(4,823)
Net change in unrealized loss on derivatives	-	10,993
Minimum pension liability adjustment	187	625
Other comprehensive income, net of tax	9,763	6,795
Comprehensive income	$19,571	$144,104

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
					Other	Non-
	Preferred	Common		Accumulated	Comprehensive	Controlling
	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2013	$-	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	-	-	-	9,808	-	-	9,808
Other comprehensive income	-	-	-	-	9,763	-	9,763
Cash dividends ($0.08 per share)	-	-	-	(3,370)	-	-	(3,370)
3,368 shares of common stock sold by
directors' deferred compensation plan	-	34	-	-	-	-	34
3,405,888 shares of common stock
repurchased and other related costs	-	(68,873)	-	-	-	-	(68,873)
Share-based compensation	-	-	928	-	-	-	928
Non-controlling interests	-	-	-	-	-	-	-
Balance at March 31, 2014	$-	$715,708	$76,426	$(177,649)	$(6,082)	$61	$608,464

Balance at December 31, 2012	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	-	-	-	137,309	-	-	137,309
Other comprehensive income	-	-	-	-	6,795	-	6,795
83 shares of common stock sold by
directors' deferred compensation plan	-	7	-	-	-	-	7
Share-based compensation	-	-	1,168	-	-	-	1,168
Non-controlling interests	-	-	-	-	-	(6)	(6)
Balance at March 31, 2013	$-	$784,519	$71,735	$(212,118)	$5,965	$9,951	$660,052

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,808	$137,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(1,316)	(6,561)
Depreciation and amortization	1,463	1,518
Write down of other real estate, net of gain on sale	(65)	(584)
Amortization of other intangible assets	1,240	2,248
Net amortization of investment securities	2,191	3,962
Share-based compensation	928	1,168
Net gain on sales of residential loans	(1,239)	(4,128)
Proceeds from sales of loans held for sale	84,989	212,432
Originations of loans held for sale	(82,627)	(187,314)
Equity in earnings of unconsolidated subsidiaries	(52)	(28)
Increase in cash surrender value of bank-owned life insurance	(670)	(564)
Deferred income taxes	5,535	(119,802)
Net change in other assets and liabilities	(1,169)	(6,918)
Net cash provided by operating activities	19,016	32,738

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	32,639	155,045
Purchases of investment securities available for sale	(18,923)	(164,052)
Proceeds from maturities of and calls on investment securities held to maturity	3,171	2,388
Net loan originations	(66,567)	(74,798)
Proceeds from sales of loans originated for investment	-	460
Proceeds from sale of other real estate	771	1,842
Purchases of premises and equipment	(416)	(1,337)
Distributions from unconsolidated subsidiaries	354	550
Contributions to unconsolidated subsidiaries	(60)	(50)
Proceeds from redemption of FHLB stock	601	434
Net cash used in investing activities	(48,430)	(79,518)

Cash flows from financing activities:
Net increase in deposits	49,594	83,919
Repayments of long-term debt	(4)	(5)
Net increase in short-term borrowings	93,985	-
Cash dividends paid on common stock	(3,370)	-
Repurchases of common stock and other related costs	(68,873)	-
Net cash provided by financing activities	71,332	83,914

Net increase in cash and cash equivalents	41,918	37,134
Cash and cash equivalents at beginning of period	49,348	177,375
Cash and cash equivalents at end of period	$91,266	$214,509

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,654	$14,048
Income taxes	-	5
Cash received during the period for:
Income taxes	79	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$(34)	$(7)
Net reclassification of loans to other real estate	372	640

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity for any periods presented.

2.  REGULATORY MATTERS

On October 9, 2012, the bank entered into a Memorandum of Understanding (the “Compliance MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank believes it has already taken substantial steps to comply with the Compliance MOU. In addition to the steps taken to comply with the Compliance MOU, the bank received an “Outstanding” rating in its most recent Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU 2013-11 provide guidance for financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. The Company has reflected the adoption of this guidance prospectively on January 1, 2014, the effective date of ASU 2013-11. The adoption of this guidance did not have a material impact on our consolidated financial statements.

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
At March 31, 2014:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$248,788	$-	$(10,006)	$238,782

Available for Sale:
Debt securities:
States and political subdivisions	$191,556	$861	$(7,291)	$185,126
Corporate securities	156,686	2,332	(727)	158,291
Mortgage-backed securities:
U.S. Government sponsored entities	902,088	6,948	(9,970)	899,066
Non-agency collateralized mortgage obligations	166,535	1,423	(3,099)	164,859
Other	672	110	-	782
Total	$1,417,537	$11,674	$(21,087)	$1,408,124

At December 31, 2013:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$252,047	$-	$(13,342)	$238,705

Available for Sale:
Debt securities:
States and political subdivisions	$191,158	$305	$(12,106)	$179,357
Corporate securities	157,337	1,878	(1,120)	158,095
Mortgage-backed securities:
U.S. Government sponsored entities	936,144	7,085	(15,603)	927,626
Non-agency collateralized mortgage obligations	147,902	81	(5,937)	142,046
Other	755	120	-	875
Total	$1,433,296	$9,469	$(34,766)	$1,407,999

The amortized cost and estimated fair value of investment securities at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortage-backed securities	$248,788	$238,782

Available for Sale
Due in one year or less	$2,188	$2,192
Due after one year through five years	98,528	100,233
Due after five years through ten years	122,509	121,335
Due after ten years	125,017	119,657
Mortage-backed securities	1,068,623	1,063,925
Other	672	782
Total	$1,417,537	$1,408,124

We did not sell any available for sale securities during the first quarter of 2014 and 2013.

Investment securities of $847.5 million and $914.1 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 283 and 321 investment securities which were in an unrealized loss position at March 31, 2014 and December 31, 2013, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At March 31, 2014:
Debt securities:
States and political subdivisions	$101,558	$(4,194)	$48,502	$(3,097)	$150,060	$(7,291)
Corporate securities	58,999	(727)	-	-	58,999	(727)

Mortgage-backed securities:
U.S. Government sponsored entities	802,107	(19,176)	17,192	(800)	819,299	(19,976)
Non-agency collateralized mortgage obligations	78,555	(3,099)	-	-	78,555	(3,099)
Total temporarily impaired securities	$1,041,219	$(27,196)	$65,694	$(3,897)	$1,106,913	$(31,093)

At December 31, 2013:
Debt securities:
States and political subdivisions	$137,176	$(8,985)	$32,747	$(3,121)	$169,923	$(12,106)
Corporate securities	75,368	(1,120)	-	-	75,368	(1,120)

Mortgage-backed securities:
U.S. Government sponsored entities	909,585	(28,386)	4,848	(559)	914,433	(28,945)
Non-agency collateralized mortgage obligations	129,991	(5,937)	-	-	129,991	(5,937)
Total temporarily impaired securities	$1,252,120	$(44,428)	$37,595	$(3,680)	$1,289,715	$(48,108)

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

The declines in market value were primarily attributable to changes in interest rates. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider these investments to be other-than-temporarily impaired.

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Commercial, financial and agricultural	$435,692	$398,365
Real estate:
Construction	86,958	75,927
Mortgage - residential	1,178,533	1,135,155
Mortgage - commercial	684,546	703,800
Consumer	306,440	311,670
Leases	5,338	6,241
	2,697,507	2,631,158
Unearned income	(53)	(557)
Total loans and leases	$2,697,454	$2,630,601

During the three months ended March 31, 2014, we transferred one loan with a carrying value of $0.4 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the three months ended March 31, 2014.

During the three months ended March 31, 2013, we transferred two loans with a carrying value of $0.6 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the three months ended March 31, 2013.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of March 31, 2014 and December 31, 2013:

	Commercial,	Real Estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
March 31, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$3,492	$-	$-	$-	$-	$-	$3,492
Collectively evaluated for impairment	9,294	14,940	17,812	25,925	5,687	12	73,670
	12,786	14,940	17,812	25,925	5,687	12	77,162
Unallocated							6,000
Total ending balance	$12,786	$14,940	$17,812	$25,925	$5,687	$12	$83,162

Loans and leases:
Individually evaluated for impairment	$17,462	$5,309	$36,313	$15,922	$-	$-	$75,006
Collectively evaluated for impairment	418,230	81,649	1,142,220	668,624	306,440	5,338	2,622,501
	435,692	86,958	1,178,533	684,546	306,440	5,338	2,697,507
Unearned income	552	(303)	1,559	(993)	(868)	-	(53)
Total ending balance	$436,244	$86,655	$1,180,092	$683,553	$305,572	$5,338	$2,697,454

December 31, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$349	$-	$-	$-	$-	$-	$349
Collectively evaluated for impairment	12,847	2,774	25,272	29,947	6,576	55	77,471
	13,196	2,774	25,272	29,947	6,576	55	77,820
Unallocated							6,000
Total ending balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$83,820

Loans and leases:
Individually evaluated for impairment	$3,939	$8,065	$36,779	$16,271	$-	$-	$65,054
Collectively evaluated for impairment	394,426	67,862	1,098,376	687,529	311,670	6,241	2,566,104
	398,365	75,927	1,135,155	703,800	311,670	6,241	2,631,158
Unearned income	351	(311)	1,418	(1,033)	(982)	-	(557)
Total ending balance	$398,716	$75,616	$1,136,573	$702,767	$310,688	$6,241	$2,630,601

The following table presents by class, impaired loans as of March 31, 2014 and December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
March 31, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$3,389	$3,389	$-
Real estate:
Construction	11,695	5,309	-
Mortgage - residential	40,370	36,313	-
Mortgage - commercial	22,003	15,922	-
Total impaired loans with no related allowance recorded	77,457	60,933	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	15,571	14,073	3,492
Total impaired loans with an allowance recorded	15,571	14,073	3,492
Total	$93,028	$75,006	$3,492

December 31, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,069	$1,040	$-
Real estate:
Construction	14,451	8,065	-
Mortgage - residential	41,117	36,779	-
Mortgage - commercial	22,353	16,271	-
Total impaired loans with no related allowance recorded	78,990	62,155	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,367	2,899	349
Total impaired loans with an allowance recorded	4,367	2,899	349
Total	$83,357	$65,054	$349

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial, financial & agricultural	$8,417	$5	$4,091	$6
Real estate:
Construction	6,822	32	43,643	176
Mortgage - residential	36,407	163	41,795	131
Mortgage - commercial	16,045	39	17,730	90
Leases	-	-	82	-
Total	$67,691	$239	$107,341	$403

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of March 31, 2014 and December 31, 2013:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
March 31, 2014
Commercial, financial & agricultural	$706	$69	$7	$17,067	$17,849	$418,395	$436,244
Real estate:
Construction	-	-	-	379	379	86,276	86,655
Mortgage - residential	2,887	-	-	18,161	21,048	1,159,044	1,180,092
Mortgage - commercial	159	-	-	13,610	13,769	669,784	683,553
Consumer	770	200	23	-	993	304,579	305,572
Leases	-	-	-	-	-	5,338	5,338
Total	$4,522	$269	$30	$49,217	$54,038	$2,643,416	$2,697,454

December 31, 2013
Commercial, financial & agricultural	$50	$-	$-	$3,533	$3,583	$395,133	$398,716
Real estate:
Construction	-	120	-	4,015	4,135	71,481	75,616
Mortgage - residential	3,898	1,885	-	20,271	26,054	1,110,519	1,136,573
Mortgage - commercial	544	-	-	13,769	14,313	688,454	702,767
Consumer	577	92	-	-	669	310,019	310,688
Leases	-	-	15	-	15	6,226	6,241
Total	$5,069	$2,097	$15	$41,588	$48,769	$2,581,832	$2,630,601

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2014 consisted of 44 Hawaii residential mortgage loans with a combined principal balance of $10.1 million, a U.S. Mainland commercial mortgage loan with a principal balance of $9.0 million, a Hawaii commercial loan with a principal balance of $0.5 million, and two Hawaii construction and development loans with a combined principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $21.8 million of TDRs still accruing interest at March 31, 2014, none of which were more than 90 days delinquent. At December 31, 2013, there were $23.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three months ended March 31, 2014.

The following table presents by class, information related to loans modified in a TDR during the three months ended March 31, 2014 and 2013:

	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
	(Dollars in thousands)
Three Months Ended March 31, 2014
Real estate mortgage - residential	9	$613	$-

Three Months Ended March 31, 2013
Commercial, financial & agricultural	1	$1,500	$-

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Number of Contracts	Recorded Investment (as of Period End)	Number of Contracts	Recorded Investment (as of Period End)
	(Dollars in thousands)
Real estate:
Construction	1	$175	5	$1,574
Mortgage - residential	-	-	1	354
Total	1	$175	6	$1,928

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Less: Unearned Income	Total
	(Dollars in thousands)
March 31, 2014
Commercial, financial & agricultural	$398,105	$17,003	$20,584	$(552)	$436,244
Real estate:
Construction	78,568	4,948	3,442	303	86,655
Mortgage - residential	1,159,844	228	18,461	(1,559)	1,180,092
Mortgage - commercial	635,915	20,495	28,136	993	683,553
Consumer	306,417	-	23	868	305,572
Leases	5,338	-	-	-	5,338
Total	$2,584,187	$42,674	$70,646	$53	$2,697,454

December 31, 2013
Commercial, financial & agricultural	$371,285	$21,511	$5,569	$(351)	$398,716
Real estate:
Construction	67,435	4,477	4,015	311	75,616
Mortgage - residential	1,113,363	361	21,431	(1,418)	1,136,573
Mortgage - commercial	651,761	20,690	31,349	1,033	702,767
Consumer	311,670	-	-	982	310,688
Leases	6,241	-	-	-	6,241
Total	$2,521,755	$47,039	$62,364	$557	$2,630,601

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2014 and December 31, 2013, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Agricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan
and lease losses	(943)	11,764	(7,517)	(4,035)	(548)	(37)	-	(1,316)
	12,253	14,538	17,755	25,912	6,028	18	6,000	82,504
Charge-offs	73	-	37	-	580	8	-	698
Recoveries	606	402	94	13	239	2	-	1,356
Net charge-offs (recoveries)	(533)	(402)	(57)	(13)	341	6	-	(658)
Ending balance	$12,786	$14,940	$17,812	$25,925	$5,687	$12	$6,000	$83,162

Three Months Ended March 31, 2013
Beginning balance	$4,987	$4,510	$27,836	$50,574	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	3,406	(971)	311	(9,838)	542	(11)	-	(6,561)
	8,393	3,539	28,147	40,736	2,963	74	6,000	89,852
Charge-offs	244	78	414	3,674	315	-	-	4,725
Recoveries	492	485	231	254	216	1	-	1,679
Net charge-offs (recoveries)	(248)	(407)	183	3,420	99	(1)	-	3,046
Ending balance	$8,641	$3,946	$27,964	$37,316	$2,864	$75	$6,000	$86,806

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $1.3 million in the three months ended March 31, 2014, compared to a credit of $6.6 million in the three months ended March 31, 2013. The decrease in our Allowance is directly attributable to continued improvement in our credit risk profile as evidenced by net recoveries of $0.7 million in the first three months ended March 31, 2014 compared to net charge-offs of $3.0 million in the same prior year period.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $3.8 million at March 31, 2014 and December 31, 2013. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2014 and December 31, 2013.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the three months ended March 31, 2014:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$12,704	$20,079	$32,783
Additions	-	408	408
Amortization	(669)	(571)	(1,240)
Balance, end of period	$12,035	$19,916	$31,951

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.4 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of mortgage servicing rights was $0.6 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)

Fair market value, beginning of period	$21,399	$22,356
Fair market value, end of period	20,832	21,595
Weighted average discount rate	8.0%	8.0%
Weighted average prepayment speed assumption	14.1	14.1

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(32,607)	$12,035	$44,642	$(31,938)	$12,704
Mortgage servicing rights	54,849	(34,933)	19,916	54,441	(34,362)	20,079
	$99,491	$(67,540)	$31,951	$99,083	$(66,300)	$32,783

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2014, estimated amortization expense for the remainder of fiscal 2014, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2014 (remainder)	$2,006	$1,720	$3,726
2015	2,674	1,860	4,534
2016	2,674	1,445	4,119
2017	2,674	1,146	3,820
2018	2,007	887	2,894
2019	-	678	678
Thereafter	-	12,180	12,180
	$12,035	$19,916	$31,951

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2014, we were a party to interest rate lock and forward sale commitments on $44.0 million and $18.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Fair Value at March 31, 2014	Fair Value at December 31, 2013
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$179	$425	$139	$146

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended March 31, 2014
Interest rate contracts	$-

Three Months Ended March 31, 2013
Interest rate contracts	(394)

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended March 31, 2014
Interest rate contracts	Other operating income	$(60)

Three Months Ended March 31, 2013
Interest rate contracts	Other operating income	370

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At March 31, 2014, our bank maintained a $45.7 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of March 31, 2014, certain commercial and commercial real estate loans totaling $78.5 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

The bank is a member of and maintained an $827.4 million line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) as of March 31, 2014. Long-term borrowings under this arrangement totaled $10,000 at March 31, 2014, compared to $14,000 at December 31, 2013. Short-term borrowings under this arrangement totaled $102.0 million and $8.0 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 the bank’s pledged assets to the FHLB included investment securities with a fair value of $2.1 million and certain real estate loans totaling $1.4 billion.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. In October 2013, the Company called the remaining $5.0 million in trust preferred securities of the Trust. As of March 31, 2014, $0.5 million in common stock of the Trust were still outstanding.

11.   EQUITY

In June 2013, the U.S. Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $752 thousand. The warrant was being carried as a derivative liability on our balance sheet at $828 thousand at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $76 thousand during the first quarter of 2013 related to the gain on the purchase of the warrant. After the completion of this transaction, the U.S. Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

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

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect to our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years (until February 18, 2016).

To further protect our tax benefits, on January 26, 2011, our board approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016) subject to approval by our shareholders. Our shareholders approved the Protective Charter Amendment on April 25, 2014. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2014, the bank had Statutory Retained Earnings of $126.2 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common shares.

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

The Tender Offer expired on March 21, 2014 and 3,369,850 shares of our common stock were properly tendered and not withdrawn at or below the purchase price of $20.20 per share (“Purchase Price”). In addition, 167,572 shares were tendered through notice of guaranteed delivery at or below the Purchase Price. Based on these results, we accepted for purchase 3,405,888 shares, at the Purchase Price for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer. The Tender Offer closed on March 28, 2014.

Due to the oversubscription of the Tender Offer, we accepted for purchase on a pro rata basis approximately 96.6% of the shares properly tendered and not properly withdrawn at or below the Purchase Price by each tendering shareholder, except for tenders of odd lots, which were accepted in full, and except for certain conditional tenders automatically regarded as withdrawn pursuant to the terms of the Tender Offer.

On February 20, 2014, we also entered into repurchase agreements (the “Repurchase Agreements”) with each of Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO-CPF, L.L.C. (“Anchorage” and together with Carlyle, the “Lead Investors”), each of whom was the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate at that time) of our common stock, pursuant to which we agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price of the Tender Offer (the “Private Repurchases”) (or an aggregate of $56.2 million of shares). Conditions to the Private Repurchases were satisfied and we purchased 1,391,089 shares from each of Carlyle and Anchorage at the Purchase Price for a total cost of $56.2 million, excluding fees and expenses related to the Private Repurchases. The Private Repurchases closed on April 7, 2014, the eleventh business day following the expiration of the Tender Offer.

The completion of the Tender Offer and the Private Repurchases resulted in the aggregate repurchase by us of 6,188,066 shares totaling $125 million, or 14.7% of our issued and outstanding shares of our common stock prior to the completion of the Tender Offer and the Private Repurchases. Upon completion of the Tender Offer and Private Repurchases, we had approximately 35.9 million shares outstanding.

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 60,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. A total of 55,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2013. In January 2014, the 2008 Repurchase Plan and the remaining 55,000 shares were superseded by the Tender Offer and Repurchase Agreements with our Lead Investors.

12.  SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2014:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2014	835,904	$14.75
Changes during the period:
Granted	70,965	19.42
Vested	(52,221)	15.45
Forfeited	(14,410)	14.71
Nonvested at March 31, 2014	840,238	15.10

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income for the three months ended March 31, 2014 and 2013, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended March 31, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,944	$6,368	$9,576

Defined benefit plans:
Amortization of net actuarial losses	305	123	182
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	314	127	187

Other comprehensive income	$16,258	$6,495	$9,763

Three Months Ended March 31, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(4,823)	$-	$(4,823)

Net unrealized gains on derivatives:
Reclassification adjustment for losses realized in net income	394	(10,599)	10,993

Defined benefit plans:
Amortization of net actuarial losses	616	-	616
Amortization of net transition obligation	4	-	4
Amortization of prior service cost	5	-	5
Defined benefit plans, net	625	-	625

Other comprehensive income	$(3,804)	$(10,599)	$6,795

The following table presents the changes in each component of AOCI, net of tax, for the three months ended March 31, 204 and 2013:

			Defined	Accumulated Other
	Investment		Benefit	Comprehensive
	Securities	Derivatives	Plans	Income (Loss)
	(Dollars in thousands)
Three Months Ended March 31, 2014
Balance at beginning of period	$(9,125)	$-	$(6,720)	$(15,845)

Other comprehensive income before reclassifications	9,576	-	-	9,576
Amounts reclassified from AOCI	-	-	187	187
Total other comprehensive income	9,576	-	187	9,763

Balance at end of period	$451	$-	$(6,533)	$(6,082)

Three Months Ended March 31, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive loss before reclassifications	(4,823)	-	-	(4,823)
Amounts reclassified from AOCI	-	10,993	625	11,618
Total other comprehensive income (loss)	(4,823)	10,993	625	6,795

Balance at end of period	$17,917	$-	$(11,952)	$5,965

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2014 and 2013:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Unrealized losses on derivatives	$-	$(394)	Interest income
	-	(10,599)	Tax expense
	$-	$(10,993)	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(305)	$(616)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(314)	(625)	Total before tax
	127	-	Tax benefit
	$(187)	$(625)	Net of tax

Total reclassifications for the period	$(187)	$(11,618)	Net of tax

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

14.  PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)

Interest cost	$366	$348
Expected return on assets	(524)	(470)
Amortization of net actuarial losses	304	599
Net periodic cost	$146	$477

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)

Interest cost	$113	$103
Amortization of net transition obligation	4	4
Amortization of prior service cost	5	5
Amortization of net actuarial losses	1	18
Net periodic cost	$123	$130

15.  INCOME AND FRANCHISE TAXES

In assessing the need for a valuation allowance on our deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

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

The Company recorded income tax expense of $5.5 million in the first quarter of 2014. As of March 31, 2014, the remaining valuation allowance on our net DTA totaled $2.9 million. Net of this valuation allowance, as of March 31, 2014, the Company’s net DTA totaled $125.3 million, compared to $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

16.  EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013

Net income	$9,808	$137,309

Weighted average shares outstanding - basic	41,915	41,816
Dilutive effect of employee stock options and awards	562	447
Dilutive effect of deferred salary restricted stock units	-	5
Dilutive effect of Treasury warrants	-	29
Weighted average shares outstanding - diluted	42,477	42,297

Basic earnings per share	$0.23	$3.28
Diluted earnings per share	$0.23	$3.25

A total of 23,624 and 26,256 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2014 and 2013, respectively, as their effect was antidilutive.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2014
Financial assets
Cash and due from banks	$85,347	$85,347	$85,347	$-	$-
Interest-bearing deposits in other banks	5,919	5,919	5,919	-	-
Investment securities	1,656,912	1,646,906	782	1,634,336	11,788
Loans held for sale	11,247	11,247	-	-	11,247
Net loans and leases	2,614,292	2,511,947	-	71,514	2,440,433
Accrued interest receivable	13,507	13,507	13,507	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	939,138	939,138	939,138	-	-
Interest-bearing demand and savings deposits	1,975,170	1,975,170	1,975,170	-	-
Time deposits	1,071,459	1,072,383	-	-	1,072,383
Short-term debt	102,000	102,000	-	102,000	-
Long-term debt	92,795	37,992	-	37,992	-
Accrued interest payable (included in other liabilities)	983	983	983	-	-

Off-balance sheet financial instruments
Commitments to extend credit	663,708	3,319	-	3,319	-
Standby letters of credit and financial guarantees written	19,910	149	-	149	-
Interest rate options	43,984	14	-	14	-
Forward interest rate contracts	18,383	26	-	26	-

December 31, 2013
Financial assets
Cash and due from banks	$45,092	$45,092	$45,092	$-	$-
Interest-bearing deposits in other banks	4,256	4,256	4,256	-	-
Investment securities	1,660,046	1,646,704	875	1,635,311	10,518
Loans held for sale	12,370	12,370	-	-	12,370
Net loans and leases	2,546,781	2,430,282	-	64,705	2,365,577
Accrued interest receivable	14,072	14,072	14,072	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	891,017	891,017	891,017	-	-
Interest-bearing demand and savings deposits	1,935,635	1,935,635	1,935,635	-	-
Time deposits	1,109,521	1,111,319	-	-	1,111,319
Short-term debt	8,015	8,015	-	8,015	-
Long-term debt	92,799	39,446	-	39,446	-
Accrued interest payable (included in other liabilities)	1,040	1,040	1,040	-	-

Off-balance sheet financial instruments
Commitments to extend credit	652,717	3,264	-	3,264	-
Standby letters of credit and financial guarantees written	1,023	8	-	8	-
Interest rate options	37,093	69	-	69	-
Forward interest rate contracts	24,244	210	-	210	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$185,126	$-	$173,338	$11,788
Corporate securities	158,291	-	158,291	-
Mortgage-backed securities:
U.S. Government sponsored entities	899,066	-	899,066	-
Non-agency collateralized mortgage obligations	164,859	-	164,859	-
Other	782	782	-	-
Derivatives:
Interest rate contracts	40	-	40	-
Total	$1,408,164	$782	$1,395,594	$11,788

December 31, 2013
Available for sale securities:
Debt securities:
States and political subdivisions	$179,357	$-	$168,839	$10,518
Corporate securities	158,095	-	158,095	-
Mortgage-backed securities:
U.S. Government sponsored entities	927,626	-	927,626	-
Non-agency collateralized mortgage obligations	142,046	-	142,046	-
Other	875	875	-	-
Derivatives:
Interest rate contracts	279	-	279	-
Total	$1,408,278	$875	$1,396,885	$10,518

For the three months ended March 31, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale States and Political Subdivisions Debt Securities
(Dollars in thousands)

Balance at December 31, 2013	$10,518
Principal payments received	(71)
Unrealized net gain included in other comprehensive income	299
Purchases	1,042
Balance at March 31, 2014	$11,788

Balance at December 31, 2012	$12,826
Principal payments received	(100)
Unrealized net loss included in other comprehensive income	(86)
Purchases	73
Balance at March 31, 2013	$12,713

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.8 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of March 31, 2014, the weighted average discount rate utilized was 3.89%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2014
Impaired loans (1)	$71,514	$-	$71,514	$-
Other real estate (2)	4,829	-	4,829	-

December 31, 2013
Impaired loans (1)	$64,705	$-	$64,705	$-
Other real estate (2)	5,163	-	5,163	-

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

The Banking Operations segment includes construction and real estate development lending, commercial lending, residential mortgage lending, indirect auto lending, trust services, retail brokerage services and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations or Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties.

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014:
Net interest income	$26,187	$9,609	$-	$35,796
Intersegment net interest income (expense)	6,007	(6,612)	605	-
Credit for loan and lease losses	1,316	-	-	1,316
Other operating income	5,649	745	3,750	10,144
Other operating expense	(15,318)	(551)	(16,061)	(31,930)
Administrative and overhead expense allocation	(13,804)	(272)	14,076	-
Income taxes	(3,614)	(1,051)	(853)	(5,518)
Net income	$6,423	$1,868	$1,517	$9,808

Three Months Ended March 31, 2013:
Net interest income	$24,046	$6,623	$-	$30,669
Intersegment net interest income (expense)	3,852	(6,311)	2,459	-
Credit for loan and lease losses	6,561	-	-	6,561
Other operating income	7,939	603	4,488	13,030
Other operating expense	(14,119)	(450)	(18,184)	(32,753)
Administrative and overhead expense allocation	(16,274)	(266)	16,540	-
Income taxes	120,712	127	(1,037)	119,802
Net income	$132,717	$326	$4,266	$137,309

At March 31, 2014:
Investment securities	$-	$1,656,912	$-	$1,656,912
Loans and leases (including loans held for sale)	2,708,701	-	-	2,708,701
Other	116,464	263,456	81,904	461,824
Total assets	$2,825,165	$1,920,368	$81,904	$4,827,437

At December 31, 2013:
Investment securities	$-	$1,660,046	$-	$1,660,046
Loans and leases (including loans held for sale)	2,642,971	-	-	2,642,971
Other	117,655	256,807	63,719	438,181
Total assets	$2,760,626	$1,916,853	$63,719	$4,741,198

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

Central Pacific Bank is a full-service community bank with 36 branches and 115 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through March 31, 2014:

•
Completed a tender offer to purchase 3,405,888 shares of common stock at a purchase price of $20.20 per share for a total cost of $68.8 million, excluding fees and expenses. The tender offer was completed on March 28, 2014. We also entered into repurchase agreements to privately purchase up to $28.1 million in common stock from each of our two largest shareholders at a purchase price of $20.20 per share for an aggregate cost of $56.2 million, excluding fees and expenses. The private repurchases were completed on April 7, 2014, and are not reflected in our first quarter financials.

•
We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of March 31, 2014 of 18.63%, 19.90%, and 12.62%, respectively, from 20.30%, 21.57%, and 13.68%, respectively, as of December 31, 2013. The decline in the Company’s capital levels from December 31, 2013 was primarily the result of the repurchase of our common stock in the tender offer described above. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
We reported thirteen consecutive profitable quarters with net income totaling $9.8 million in the first quarter of 2014 and $172.1 million, $47.4 million and $36.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 3.08% at March 31, 2014, compared to 3.19% at December 31, 2013. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 153.87% at March 31, 2014, compared to 179.29% at December 31, 2013.

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

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The following discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2014.

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

In the first quarter of 2014, we recorded a credit to the Provision of $1.3 million. We had an Allowance as a percentage of total loans and leases of 3.08% at March 31, 2014, compared to 3.19% at December 31, 2013. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, as further described in the “Material Trends” section below, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets for which we have exposure to could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan and lease charge-offs, and our Allowance. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our Allowance, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of real estate loans.

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

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) non-residential mortgage loans both in Hawaii and the U.S. Mainland that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while the non-residential Hawaii and U.S. Mainland loans are recorded at the lower of cost or fair value on an individual basis.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans net of applicable selling costs on our consolidated balance sheets. At March 31, 2014 and December 31, 2013, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At March 31, 2014 and December 31, 2013, this reserve totaled $3.1 million and $2.9 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through March 31, 2014 were approximately $4.5 billion and $3.9 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of March 31, 2014 approximate $72.9 million.

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

Loans repurchased during the three months ended March 31, 2014 totaled approximately $0.3 million. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands.  Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Three Months Ended March 31, 2014

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	2	-	1	1	-	-	-	-
2006	1	-	1	-	-	-	-	-
2007	-	-	-	-	-	-	-	-
2008	2	1	1	-	1	1	-	-
2009	-	-	-	-	-	-	-	-
2010	-	-	-	-	-	-	-	-
2011	-	-	-	-	-	-	-	-
2012	-	-	-	-	-	-	-	-
2013	-	-	-	-	-	-	-	-
2014	-	-	-	-	-	-	-	-
Total	5	1	3	1	1	1	-	-

[1] Based on repurchase requests received between January 1, 2014 and March 31, 2014.

The reserve for residential mortgage loan repurchase losses of $3.1 million at March 31, 2014 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents an increase of $0.1 million from December 31, 2013. The table below shows changes in the repurchase losses liability since initial establishment.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)

Balance, beginning of period	$2,949	$3,552
Change in estimate	455	(632)
Utilizations	(328)	100
Balance, end of period	$3,076	$3,020

We believe that our capacity to estimate repurchase losses is improving as we record additional experience. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process, thus requiring considerable management judgment. To the extent that future investor repurchase demand and appeals success differ from past experience, we could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Other Intangible Assets

Other intangible assets include a core deposit premium and mortgage servicing rights.

Our core deposit premium is being amortized using the straight-line method over 14 years which approximates the estimated life of the purchased deposits. The carrying value of our core deposit premium is periodically evaluated to estimate the remaining periods of benefit. If these periods of benefit are determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life will be made.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, "Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects." The provisions of ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. ASU 2014-01 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Financial Summary

Net income for the first quarter of 2014 was $9.8 million, or $0.23 per diluted share, compared to $137.3 million, or $3.25 per diluted share, for the first quarter of 2013. Net income in the first quarter of 2013 included a non-cash income tax benefit of $119.8 million related to the reversal of a significant portion of a valuation allowance that was established on the Company’s net DTAs during the third quarter of 2009. Excluding this income tax benefit, net income for the quarter was $17.5 million, or $0.41 per diluted share.

The following table shows our net income and diluted earnings per share calculated on a GAAP basis, and then excluding our income tax benefit, which is a non-GAAP disclosure. Management believes that this financial disclosure which excludes the impact of our tax benefit provides useful supplemental information for investors regarding our ongoing operating results.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013

GAAP net income	$9,808	$137,309
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	(119,802)
Non-GAAP net income	$9,808	$17,507

GAAP diluted earnings per share	$0.23	$3.25
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	(2.84)
Non-GAAP diluted earnings per share	$0.23	$0.41

Total credit costs, which includes the Provision, gains on sales of foreclosed assets, write-downs of foreclosed assets, and the change in the reserve for unfunded commitments, amounted to a credit of $2.1 million in the first quarter of 2014, compared to a credit of $8.7 million in the first quarter of 2013.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which excludes mortgage servicing rights. Average intangible assets were $12.4 million and $15.1 million for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
	2014	2013

Return on average assets	0.82%	12.41%
Return on average shareholders' equity	5.79	105.33
Return on average tangible equity	5.90	108.48
Basic earnings per common share	$0.23	$3.28
Diluted earnings per common share	0.23	3.25

Material Trends

While there remains continued uncertainty in the global macroeconomic environment, we believe the U.S. economy has continued to stabilize following the economic downturn caused by disruptions in the financial system beginning in 2007.

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

Hawaii’s general economic conditions continued to improve in 2013 and the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) expects continued economic growth in 2014 led by a strong tourism industry, a growing construction industry, and low unemployment. Hawaii’s visitor industry broke records for arrivals and visitor spending for two consecutive years in 2012 and 2013. Although tourism continues to be Hawaii’s center of strength and its most significant economic driver, its growth is stabilizing. According to the Hawaii Tourism Authority (“HTA”), 2.1 million visitors visited the state in the first three months of 2014. This was a decrease of 3.2% from the number of visitor arrivals in the first three months of 2013. The HTA also reported that total spending by visitors decreased to $3.8 billion in the first three months of 2014, a decrease of $120.4 million, or 3.1%, from the first three months of 2013. According to DBEDT, total visitor arrivals and visitor spending are expected to gain 1.7% and 3.4% in 2014, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.5% in March 2014, compared to 4.8% in March 2013. In addition, Hawaii’s unemployment rate in March 2014 remained below the national seasonally adjusted unemployment rate of 6.7%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to continue to improve to 4.2% in 2014.

DBEDT projects real personal income and real gross state product to grow by 2.8% and 2.6%, respectively, in 2014. Based on recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state and growth of personal income and tax revenues, DBEDT expects Hawaii’s economy will continue positive growth in 2014.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 3.5% for single-family homes and 1.7% for condominiums for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The median sales price for single-family homes on Oahu for the month ended March 31, 2014 was $657,000, representing an increase of 2.7% from the prior year. The median sales price for condominiums on Oahu for the month ended March 31, 2014 was $350,000, representing an increase of 2.9% compared to the same prior year period. We believe the Hawaii real estate market will continue to show improvements in 2014, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2014 and 2013 is set forth below.

	Three Months Ended March 31,
	2014			2013
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$11,585	0.24%	$7	$144,773	0.25%	$89
Taxable investment securities (1)	1,508,213	2.52	9,497	1,477,887	1.90	7,036
Tax-exempt investment securities (1)	178,005	3.44	1,529	175,850	3.59	1,580
Loans and leases, including loans held for sale (2)	2,665,825	4.07	26,883	2,258,951	4.36	24,443
Federal Home Loan Bank stock	46,072	0.10	12	47,860	-	-
Total interest earning assets	4,409,700	3.46	37,928	4,105,321	3.25	33,148
Nonearning assets	372,155			320,727
Total assets	$4,781,855			$4,426,048

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$735,730	0.05%	$90	$673,662	0.05%	$81
Savings and money market deposits	1,218,087	0.07	224	1,171,953	0.08	217
Time deposits under $100,000	263,479	0.41	267	300,992	0.51	375
Time deposits $100,000 and over	840,595	0.17	363	710,221	0.22	384
Short-term borrowings	25,295	0.28	17	-	-	-
Long-term debt	92,796	2.78	636	108,278	3.25	869
Total interest-bearing liabilities	3,175,982	0.20	1,597	2,965,106	0.28	1,926
Noninterest-bearing deposits	885,568			821,213
Other liabilities	42,479			110,276
Total liabilities	4,104,029			3,896,595
Shareholders' equity	677,765			519,498
Non-controlling interests	61			9,955
Total equity	677,826			529,453
Total liabilities and equity	$4,781,855			$4,426,048

Net interest income			$36,331			$31,222

Net interest margin		3.31%			3.06%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $36.3 million for the first quarter of 2014, increased by $5.1 million, or 16.4%, from the first quarter of 2013. The increase was primarily attributable to a significant increase in average loans and leases and a 62 basis point (“bp”) increase in average yields earned on our taxable investment securities, partially offset by the 29 bp decline in average yields earned on our loans and leases. The increase in net interest income for the current quarter also reflects a 21 bp increase in average yields earned on our interest-earning assets and an 8 bp decline in average rates paid on our interest-bearing liabilities.

In the fourth quarter of 2013, we executed a bond swap where we sold $271.5 million in lower-yielding available-for-sale agency debentures and agency mortgage-backed securities with an average net yield of 1.87% and a weighted average life of 2.9 years and reinvested the majority of the proceeds in $242.5 million of higher-yielding agency mortgage-backed securities, non-agency commercial mortgage-backed securities, and corporate bond securities with an average yield of 3.21% and a weighted average life of 7.4 years. This transaction contributed to the significant increase in average yields earned on our taxable investment securities.

Interest Income

Taxable-equivalent interest income of $37.9 million for the first quarter of 2014 increased by $4.8 million, or 14.4%, from the first quarter of 2013. The increase was primarily attributable to a significant increase in average loans and leases and a significant increase in average yields earned on our taxable investment securities, partially offset by a decrease in average yields earned on our loans and leases balances as described above. Average loans and leases increased by $406.9 million compared to the first quarter of 2013, accounting for approximately $4.4 million of the current quarter’s increase. Average yields earned on taxable investment securities increased by 62 bp in the current quarter, increasing interest income by approximately $2.3 million, while average yields earned on loans and leases decreased by 29 bp in the current quarter, lowering interest income by approximately $1.6 million.

Interest Expense

Interest expense of $1.6 million for the first quarter of 2014 decreased by $0.3 million, or 17.1%, from the comparable prior year quarter. The decrease was attributable to the overall decline in average rates paid on interest-bearing liabilities. The 47 bp, 5 bp, and 10 bp decline in average rates paid on long-term debt, time deposits $100,000 and over, and time deposits under $100,000, respectively, each contributed to $0.1 million of the current quarter decrease in interest expense. The $15.5 million decline in average long-term debt also contributed to $0.1 million of the current quarter decrease in interest expense.

Net Interest Margin

Our net interest margin was 3.31% for the first quarter of 2014, compared to 3.06% for the first quarter of 2013. As described above, the increase in the net interest margin reflected the bond swap in the fourth quarter of 2013, and the increase in average loans and leases.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the first quarter of 2014. While we expect the target Fed Funds rate to remain low, the yield curve had begun to steepen in 2013 and is expected to continue in 2014. Thus we expect our net interest margin to expand modestly over the near term as we expect asset yields to adjust higher more quickly than rates paid for liabilities.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$17,067	$3,533
Real estate:
Construction	379	4,015
Mortgage-residential	18,161	20,271
Mortgage-commercial	13,610	13,769
Total nonaccrual loans	49,217	41,588

Other real estate
Real estate:
Construction	3,770	3,770
Mortgage - residential	901	1,184
Mortgage - commercial	158	209
Other real estate	4,829	5,163
Total nonperforming assets	54,046	46,751

Accruing loans delinquent for 90 days or more:
Commercial, financial and agricultural	7	-
Consumer	23	-
Leases	-	15
Total accruing loans delinquent for 90 days or more	30	15

Restructured loans still accruing interest:
Commercial, financial and agricultural	395	406
Real estate:
Construction	970	3,857
Mortgage-residential	18,152	16,508
Mortgage-commercial	2,312	2,502
Total restructured loans still accruing interest	21,829	23,273

Total nonperforming assets, accruing loans delinquent for 90 days or more and
restructured loans still accruing interest	$75,905	$70,039

Total nonaccrual loans as a percentage of loans and leases and loans held for sale	1.82%	1.57%

Total nonperforming assets as a percentage of loans and leases, loans held for sale
and other real estate	1.99%	1.77%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a
percentage of loans and leases, loans held for sale and other real estate	1.99%	1.77%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans
still accruing interest as a percentage of loans and leases, loans held for sale and other real estate	2.80%	2.64%

Quarter-to-Quarter changes in nonperforming assets:
Balance at beginning of quarter	$46,751	$59,049
Additions	15,000	7,099
Reductions
Payments	(2,282)	(16,654)
Return to accrual status	(4,749)	(1,145)
Sales of foreclosed real estate	(623)	(1,496)
Charge-offs/writedowns	(51)	(102)
Total reductions	(7,705)	(19,397)
Balance at end of quarter	$54,046	$46,751

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and foreclosed real estate, totaled $54.0 million at March 31, 2014, compared to $46.8 million at December 31, 2013. The increase from December 31, 2013 was attributable to $15.0 million in gross additions, partially offset by $2.3 million in repayments, $4.7 million in loans restored to accrual status, $0.6 million in sales of foreclosed properties, and $0.1 million in charge-offs.

Net changes to nonperforming assets by category included the addition of two U.S. Mainland commercial loans to a single borrower to nonaccrual status totaling $13.6 million. Partially offsetting this net increase were decreases in Hawaii construction and development assets totaling $3.6 million, Hawaii residential mortgage assets totaling $2.4 million, and Hawaii commercial mortgage assets totaling $0.2 million.

Restructured loans included in nonperforming assets at March 31, 2014 consisted of 44 Hawaii residential mortgage loans with a combined principal balance of $10.1 million, a U.S. Mainland commercial mortgage loan with a principal balance of $9.0 million, a Hawaii commercial loan with a principal balance of $0.5 million, and two Hawaii construction and development loans with a combined principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these restructured loans matured and/or were in default at the time of restructuring and we have no commitments to lend additional funds to any of these borrowers. There were $21.8 million of restructured loans still accruing interest at March 31, 2014, none of which were more than 90 days delinquent.

Provision and Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$83,820	$96,413

Provision (credit) for loan and lease losses	(1,316)	(6,561)

Charge-offs:
Commercial, financial and agricultural	73	244
Real estate:
Construction	-	78
Mortgage-residential	37	414
Mortgage-commercial	-	3,674
Consumer	580	315
Leases	8	-
Total charge-offs	698	4,725

Recoveries:
Commercial, financial and agricultural	606	492
Real estate:
Construction	402	485
Mortgage-residential	94	231
Mortgage-commercial	13	254
Consumer	239	216
Leases	2	1
Total recoveries	1,356	1,679

Net charge-offs (recoveries)	(658)	3,046

Balance at end of period	$83,162	$86,806

Annualized ratio of net charge-offs (recoveries)
to average loans and leases	(0.10)%	0.54%

Our Allowance at March 31, 2014 totaled $83.2 million, a decrease of $0.7 million, or 0.8%, from year-end 2013. The decrease in our Allowance was a direct result of a credit to the Provision of $1.3 million, offset by $0.7 million in net loan recoveries.

Our Provision was a credit of $1.3 million during the first quarter of 2014, compared to a credit of $6.6 million in the first quarter of 2013. Our net recoveries were $0.7 million during the first quarter of 2014, compared to net charge-offs of $3.0 million in the first quarter of 2013.

Our Allowance as a percentage of our total loan portfolio decreased from 3.19% at December 31, 2013 to 3.08% at March 31, 2014. Our Allowance as a percentage of our nonperforming assets increased from 179.29% at December 31, 2013 to 153.87% at March 31, 2014.

Depending on the overall performance of the local and national economies, the strength of the Hawaii commercial real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen signs of stabilization, we cannot determine when, or if, the challenging economic conditions that we experienced over the past four years will improve and whether or not recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Other Operating Income

Total other operating income of $10.1 million for the first quarter of 2014 decreased by $2.9 million, or 22.1%, from the comparable prior year period. The decrease from the year-ago quarter was primarily due to lower net gains on sales of residential mortgage loans of $2.9 million, lower unrealized gains on loans held for sale and interest rate locks of $0.4 million, and lower gains on sales of foreclosed assets of $0.4 million, partially offset by higher service charges on deposit accounts of $0.4 million and higher income from fiduciary activities of $0.4 million.

Other Operating Expense

Total other operating expense for the first quarter of 2014 was $31.9 million, compared to $32.8 million in the comparable prior year period. The decrease from the year-ago quarter was primarily due to lower salaries and employee benefits of $1.1 million, lower amortization of intangible assets of $1.0 million, and lower legal and professional services of $0.5 million, partially offset by a lower credit to the reserve for unfunded loan commitments of $1.1 million and a higher provision for losses on residential mortgage loan repurchases of $1.1 million.

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

In the first quarter of 2014, the Company recorded income tax expense of $5.5 million. As of March 31, 2014, the remaining valuation allowance on our net DTA totaled $2.9 million. Net of this valuation allowance, as of March 31, 2014, the Company’s net DTA totaled $125.3 million, compared to a fully reserved net deferred tax asset of $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2014 of $4.8 billion increased by $86.2 million from $4.7 billion at December 31, 2013.

Loans and Leases

Loans and leases, net of unearned income, of $2.7 billion at March 31, 2014, increased by $66.9 million, or 2.5%, from December 31, 2013. The increase was due to an increase in the residential mortgage, commercial, and construction and development loan portfolios of $43.5 million, $37.5 million, and $11.0 million, respectively, partially offset by a decrease in the commercial mortgage loan, consumer loan, and leases portfolios of $19.2 million, $5.1 million, and $0.9 million, respectively. The net increase in the portfolio also reflect the transfer of one portfolio loan to other real estate totaling $0.4 million and charge-offs of loans and leases totaling $0.7 million.

Deposits

Total deposits of $4.0 billion at March 31, 2014 reflected an increase of $49.6 million, or 1.3%, from December 31, 2013. The increase was primarily attributable to increases in non-interest bearing demand deposits, savings and money market deposits and interest-bearing demand deposits of $48.1 million, $23.5 million and $16.1 million, respectively. These increases were partially offset by a decrease in time deposits of $38.1 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.2 billion at March 31, 2014 and increased by $81.4 million from December 31, 2013.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the level of risk and capital regulatory requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, need for raising additional capital or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common Stock

Shareholders’ equity totaled $608.4 million at March 31, 2014, compared to $660.1 million at December 31, 2013. The decrease in total shareholders’ equity was attributable to the purchase of 3,405,888 shares for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer, partially offset by $9.8 million each in net income and other comprehensive income recognized during the first quarter of 2014.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (“Trust I”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company called the remaining $5.0 million in trust preferred securities of Trust I. As of March 31, 2014, $0.5 million in common stock of Trust I were still outstanding, however, on April 7, 2014, these securities were called.

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

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2014, the bank had Statutory Retained Earnings of $126.2 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common shares. CPF had sufficient cash on hand to fund these dividends, thus the bank did not pay a dividend to CPF. On April 23, 2014, the Company’s Board of Directors declared a fourth consecutive quarterly cash dividend of $0.08 per share on the Company’s outstanding common shares, payable on June 16, 2014 to shareholders of record at the close of business on May 30, 2014.

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

On February 21, 2014, we announced a tender offer to purchase for cash up to $68.8 million in value of shares of our common stock at a price not greater than $21.00 nor less than $18.50 per share (the “Tender Offer”).

The Tender Offer expired on March 21, 2014 and 3,369,850 shares of our common stock were properly tendered and not withdrawn at or below the purchase price of $20.20 per share (“Purchase Price”). In addition, 167,572 shares were tendered through notice of guaranteed delivery at or below the Purchase Price. Based on these results, we accepted for purchase 3,405,888 shares, at the Purchase Price for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer. The Tender Offer closed on March 28, 2014.

Due to the oversubscription of the Tender Offer, we accepted for purchase on a pro rata basis approximately 96.6% of the shares properly tendered and not properly withdrawn at or below the Purchase Price by each tendering shareholder, except for tenders of odd lots, which were accepted in full, and except for certain conditional tenders automatically regarded as withdrawn pursuant to the terms of the Tender Offer.

On February 20, 2014, we also entered into repurchase agreements (the “Repurchase Agreements”) with each of Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO-CPF, L.L.C. (“Anchorage” and together with Carlyle, the “Lead Investors”), each of whom was the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate at that time) of our common stock, pursuant to which we agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price of the Tender Offer (the “Private Repurchases”) (or an aggregate of $56.2 million of shares). Conditions to the Private Repurchases were satisfied and we purchased 1,391,089 shares from each of Carlyle and Anchorage at the Purchase Price for a total cost of $56.2 million, excluding fees and expenses related to the Private Repurchases. The Private Repurchases closed on April 7, 2014, the eleventh business day following the expiration of the Tender Offer.

The completion of the Tender Offer and the Private Repurchases resulted in the aggregate repurchase by us of 6,188,066 shares totaling $125 million, or 14.7% of our issued and outstanding shares of our common stock prior to the completion of the Tender Offer and the Private Repurchases. Upon completion of the Tender Offer and Private Repurchases, we had approximately 35.9 million shares outstanding.

On March 21, 2014, CPF received its first dividend from the bank since September 2008 of $125.0 million in order to meet its obligations under the Tender Offer and Private Repurchases. As of March 31, 2014, on a stand-alone basis, CPF had an available cash balance of approximately $72.4 million in order to meet its ongoing obligations.

Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in our Form 10-K “Business — Supervision and Regulation.”

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of March 31, 2014 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At March 31, 2014:
Leverage capital	$590,262	12.6%	$187,144	4.0%	$233,929	5.0%
Tier 1 risk-based capital	590,262	18.6	126,707	4.0	190,060	6.0
Total risk-based capital	630,461	19.9	253,413	8.0	316,767	10.0

At December 31, 2013:
Leverage capital	$632,724	13.7%	$184,995	4.0%	$231,244	5.0%
Tier 1 risk-based capital	632,724	20.3	124,671	4.0	187,007	6.0
Total risk-based capital	672,317	21.6	249,343	8.0	311,678	10.0

Central Pacific Bank
At March 31, 2014:
Leverage capital	$518,722	11.1%	$187,009	4.0%	$233,762	5.0%
Tier 1 risk-based capital	518,722	16.4	126,595	4.0	189,892	6.0
Total risk-based capital	558,838	17.7	253,189	8.0	316,486	10.0

At December 31, 2013:
Leverage capital	$610,753	13.2%	$184,736	4.0%	$230,920	5.0%
Tier 1 risk-based capital	610,753	19.6	124,425	4.0	186,637	6.0
Total risk-based capital	650,216	20.9	248,850	8.0	311,062	10.0

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

The bank is a member of and maintained an $827.4 million line of credit with the FHLB as of March 31, 2014. Short-term and long-term borrowings under this arrangement totaled $102.0 million and $10,000 at March 31, 2014, respectively, compared to $8.0 million and $14,000 at December 31, 2013, respectively.

As of March 31, 2014, the bank’s pledged assets to the FHLB included investment securities with a fair value of $2.1 million and certain real estate loans totaling $1.4 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $45.7 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at March 31, 2014 and December 31, 2013. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $78.5 million at March 31, 2014. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to improve our risk profile, maintain our capital base, and comply with the provisions of our agreement with the regulators. Beyond the challenges specific to our situation, our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our contractual obligations since December 31, 2013.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2014 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded, as of the end of the period of covered by this report, that the Company's disclosure controls and procedures were not effective. See further discussion below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as follows. The Company previously reported a material weakness in internal control over financial reporting as of December 31, 2013, as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Subsequent to management's determination of the material weakness, management promptly began taking the following remedial actions to address the reported material weakness:

•
The Company has created a step-by-step checklist of the key elements of the allowance for loan and lease losses methodology with references to appropriate data sources to ensure the completeness and accuracy of all inputs;

•
The Company has established a more comprehensive review and approval procedure for the allowance for loan and lease losses calculation, including a detailed review of the completeness and accuracy of all inputs and the resulting calculation; and

•
The Company has continued to engage an independent third-party to review the allowance for loan and lease losses methodology and calculation for conformity with U.S. generally accepted accounting principles and regulatory compliance and to validate the accuracy of the information used in the analysis.

Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2013. Because some of these remedial actions will continue to take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2014, we publicly announced our Tender Offer. The Tender Offer expired on March 21, 2014 and 3,369,850 shares of our common stock were properly tendered and not withdrawn at or below the purchase price of $20.20 per share. In addition, 167,572 shares were tendered through notice of guaranteed delivery at or below the Purchase Price. Based on these results, we accepted for purchase 3,405,888 shares, at the Purchase Price for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer. The Tender Offer closed on March 28, 2014.

On February 20, 2014, we also entered into repurchase agreements (the “Repurchase Agreements”) with each of Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO-CPF, L.L.C. (“Anchorage” and together with Carlyle, the “Lead Investors”), each of whom was the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate at that time) of our common stock, pursuant to which we agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price of the Tender Offer (the “Private Repurchases”) (or an aggregate of $56.2 million of shares). Conditions to the Private Repurchases were satisfied and we purchased 1,391,089 shares from each of Carlyle and Anchorage at the Purchase Price for a total cost of $56.2 million, excluding fees and expenses related to the Private Repurchases. The Private Repurchases closed on April 7, 2014, the eleventh business day following the expiration of the Tender Offer. Because the Private Repurchases closed after the period covered by this Quarterly Report on Form 10-Q, the Private Repurchases are not reflected in the table below.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Program

January 1-31	—	$—	—	—
February 1-28	—	—	—	—
March 1-31	3,405,888	20.20	3,405,888	—
T Total	3,405,888	$20.20	3,405,888	—

Item 6. Exhibits
Exhibit No.	Document

3.1	Restated Articles of Incorporation of Central Pacific Financial Corp., as amended to date *

4.1	Amendment No. 1 to Tax Preservation Plan, dated January 31, 2014, between Central Pacific Financial Corp. and Wells Fargo Bank, National Association (1)

10.1	Repurchase Agreement, entered into as of February 20, 2014, by and between Central Pacific Financial Corp. and ACMO-CPF, L.L.C. (2)

10.2	Repurchase Agreement, entered into as of February 20, 2014, by and between Central Pacific Financial Corp. and Carlyle Financial Services Harbor, L.P. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*             Filed herewith.

**	Furnished herewith.

(1)	Filed on January 31, 2014 as Exhibit 3.1 with the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 24, 2014 as Exhibits 10.1 and 10.2, respectively, with the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 9, 2014	/s/ John C. Dean
John C. Dean
President and Chief Executive Officer

Date: May 9, 2014	/s/ Denis K. Isono
Denis K. Isono
Executive Vice President and Chief Financial Officer

Central Pacific Financial Corp.
Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Central Pacific Financial Corp., as amended to date

4.1	Amendment No. 1 to Tax Preservation Plan, dated January 31, 2014, between Central Pacific Financial Corp. and Wells Fargo Bank, National Association (1)

10.1	Repurchase Agreement, entered into as of February 20, 2014, by and between Central Pacific Financial Corp. and ACMO-CPF, L.L.C. (2)

10.2	Repurchase Agreement, entered into as of February 20, 2014, by and between Central Pacific Financial Corp. and Carlyle Financial Services Harbor, L.P. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed on January 31, 2014 as Exhibit 3.1 with the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 24, 2014 as Exhibits 10.1 and 10.2, respectively, with the Company’s Current Report on Form 8-K and incorporated herein by reference.