Form 10-Q
period 2014-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2014-08-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares outstanding of registrant’s common stock, no par value, on August 1, 2014 was 35,901,080 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2014 and December 31, 2013

Consolidated Statements of Income Three and six months ended June 30, 2014 and 2013

Consolidated Statements of Comprehensive Income Three and six months ended June 30, 2014 and 2013

Consolidated Statements of Changes in Equity Six months ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows Six months ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: an increase in inventory or adverse conditions in the Hawaii and California real estate markets and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, further deterioration in asset quality, and further losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any further destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and due from banks	$83,539	$45,092
Interest-bearing deposits in other banks	3,480	4,256
Investment securities:
Available for sale, at fair value	1,226,935	1,407,999
Held to maturity, at amortized cost (fair value of $241,368
at June 30, 2014 and $238,705 at December 31, 2013)	247,206	252,047
Total investment securities	1,474,141	1,660,046

Loans held for sale	8,464	12,370

Loans and leases	2,794,183	2,630,601
Allowance for loan and lease losses	(83,599)	(83,820)
Net loans and leases	2,710,584	2,546,781

Premises and equipment, net	48,703	49,039
Accrued interest receivable	13,253	14,072
Investment in unconsolidated subsidiaries	7,918	9,127
Other real estate	5,247	5,163
Other intangible assets	31,145	32,783
Bank-owned life insurance	151,242	149,604
Federal Home Loan Bank stock	45,011	46,193
Other assets	145,039	166,672
Total assets	$4,727,766	$4,741,198

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$962,646	$891,017
Interest-bearing demand	756,776	728,619
Savings and money market	1,221,253	1,207,016
Time	1,061,903	1,109,521
Total deposits	4,002,578	3,936,173

Short-term borrowings	29,000	8,015
Long-term debt	92,790	92,799
Other liabilities	38,830	44,037
Total liabilities	4,163,198	4,081,024

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and
outstanding none at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 35,901,080 and 42,107,633 shares at June 30, 2014 and
December 31, 2013, respectively	655,219	784,547
Surplus	76,311	75,498
Accumulated deficit	(171,380)	(184,087)
Accumulated other comprehensive income (loss)	4,418	(15,845)
Total shareholders' equity	564,568	660,113
Non-controlling interest	-	61
Total equity	564,568	660,174
Total liabilities and equity	$4,727,766	$4,741,198

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$28,040	$26,505	$54,923	$50,948
Interest and dividends on investment securities:
Taxable interest	8,476	7,373	17,972	14,404
Tax-exempt interest	1,000	1,040	1,994	2,067
Dividends	1	6	2	11
Interest on deposits in other banks	8	68	15	157
Dividends on Federal Home Loan Bank stock	11	-	23	-
Total interest income	37,536	34,992	74,929	67,587

Interest expense:
Interest on deposits:
Demand	91	87	181	168
Savings and money market	223	219	447	436
Time	621	720	1,251	1,479
Interest on short-term borrowings	55	-	72	-
Interest on long-term debt	640	793	1,276	1,662
Total interest expense	1,630	1,819	3,227	3,745

Net interest income	35,906	33,173	71,702	63,842
Provision (credit) for loan and lease losses	1,995	(227)	679	(6,788)
Net interest income after provision for loan and lease losses	33,911	33,400	71,023	70,630

Other operating income:
Service charges on deposit accounts	1,989	1,583	3,982	3,174
Loan servicing fees	1,448	1,526	2,892	3,069
Other service charges and fees	3,083	3,117	6,026	5,904
Income from fiduciary activities	828	686	1,890	1,383
Equity in earnings of unconsolidated subsidiaries	359	192	411	220
Fees on foreign exchange	119	128	233	199
Investment securities gains	240	-	240	-
Income from bank-owned life insurance	766	317	1,436	881
Loan placement fees	178	178	321	327
Net gain on sales of residential loans	1,227	2,888	2,466	7,016
Net gain on sales of foreclosed assets	582	7,694	744	8,252
Other	1,185	(497)	1,507	417
Total other operating income	12,004	17,812	22,148	30,842

Other operating expense:
Salaries and employee benefits	16,550	18,242	33,984	36,777
Net occupancy	3,734	3,622	7,324	6,849
Equipment	945	878	1,741	1,836
Amortization of other intangible assets	1,318	2,109	2,558	4,357
Communication expense	874	870	1,768	1,820
Legal and professional services	2,228	1,945	4,040	4,255
Computer software expense	1,575	1,193	2,933	2,126
Advertising expense	678	728	1,364	1,540
Foreclosed asset expense	(17)	705	88	1,005
Other	5,003	4,708	9,018	7,188
Total other operating expense	32,888	35,000	64,818	67,753

Income before income taxes	13,027	16,212	28,353	33,719
Income tax expense (benefit)	3,877	1,945	9,395	(117,857)
Net income	$9,150	$14,267	$18,958	$151,576

Per common share data:
Basic earnings per share	$0.25	$0.34	$0.49	$3.62
Diluted earnings per share	0.25	0.34	0.48	3.59
Cash dividends declared	0.08	-	0.16	-
Shares used in computation:
Basic shares	36,117	41,957	39,000	41,886
Diluted shares	36,656	42,320	39,405	42,235

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income	$9,150	$14,267	$18,958	$151,576
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	10,310	(23,100)	19,886	(27,923)
Net change in unrealized loss on derivatives	-	-	-	10,993
Defined benefit plans	190	375	377	1,000
Other comprehensive income (loss), net of tax	10,500	(22,725)	20,263	(15,930)
Comprehensive income (loss)	$19,650	$(8,458)	$39,221	$135,646

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

						Accumulated
	Common					Other	Non-
	Shares	Preferred	Common		Accumulated	Comprehensive	Controlling
	Outstanding	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2013	42,107,633	$-	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	-	-	-	-	18,958	-	-	18,958
Other comprehensive income	-	-	-	-	-	20,263	-	20,263
Cash dividends paid ($0.16 per share)	-	-	-	-	(6,251)	-	-	(6,251)
1,118 net shares of common stock sold
by directors' deferred compensation plan	-	-	(11)	-	-	-	-	(11)
6,369,266 shares of common stock
repurchased and other related costs	(6,369,266)	-	(129,391)	-	-	-	-	(129,391)
Share-based compensation	162,713	-	74	813	-	-	-	887
Non-controlling interests	-	-	-	-	-	-	(61)	(61)
Balance at June 30, 2014	35,901,080	$-	$655,219	$76,311	$(171,380)	$4,418	$-	$564,568

Balance at December 31, 2012	41,867,046	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	-	-	-	-	151,576	-	-	151,576
Other comprehensive loss	-	-	-	-	-	(15,930)	-	(15,930)
1,782 net shares of common stock purchased
by directors' deferred compensation plan	-	-	(39)	-	-	-	-	(39)
Share-based compensation	221,930	-	-	1,606	-	-	-	1,606
Non-controlling interests	-	-	-	-	-	-	(11)	(11)
Balance at June 30, 2013	42,088,976	$-	$784,473	$72,173	$(197,851)	$(16,760)	$9,946	$651,981

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,958	$151,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	679	(6,788)
Depreciation and amortization	2,909	3,027
Write down of other real estate, net of gain on sale	(457)	(7,739)
Amortization of other intangible assets	2,558	4,357
Net amortization of investment securities	4,160	7,618
Share-based compensation	813	1,606
Net gain on investment securities	(240)	-
Net gain on sales of residential loans	(2,466)	(7,016)
Proceeds from sales of loans held for sale	177,204	398,955
Originations of loans held for sale	(170,832)	(368,330)
Equity in earnings of unconsolidated subsidiaries	(411)	(220)
Increase in cash surrender value of bank-owned life insurance	(1,638)	(881)
Deferred income taxes	9,438	(117,857)
Net change in other assets and liabilities	(5,119)	17,240
Net cash provided by operating activities	35,556	75,548

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	66,804	289,045
Proceeds from sales of investment securities available for sale	162,470	-
Purchases of investment securities available for sale	(18,989)	(414,486)
Proceeds from maturities of and calls on investment securities held to maturity	7,098	6,174
Purchases of investment securities held to maturity	(2,443)	-
Net loan originations	(143,303)	(149,091)
Purchase of loan portfolio	(22,690)	(26,235)
Proceeds from sales of loans originated for investment	-	460
Proceeds from sale of other real estate	1,884	14,205
Purchases of premises and equipment	(2,573)	(3,075)
Distributions from unconsolidated subsidiaries	396	550
Contributions to unconsolidated subsidiaries	466	(9,050)
Proceeds from redemption of FHLB stock	1,182	869
Net cash provided by (used in) investing activities	50,302	(290,634)

Cash flows from financing activities:
Net increase in deposits	66,405	174,894
Repayments of long-term debt	(9)	(9)
Net increase in short-term borrowings	20,985	-
Cash dividends paid on common stock	(6,251)	-
Repurchases of common stock and other related costs	(129,391)	-
Net proceeds from issuance of common stock and stock option exercises	74	-
Net cash provided by (used in) financing activities	(48,187)	174,885

Net increase (decrease) in cash and cash equivalents	37,671	(40,201)
Cash and cash equivalents at beginning of period	49,348	177,375
Cash and cash equivalents at end of period	$87,019	$137,174

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,283	$15,666
Income taxes	-	5
Cash received during the period for:
Income taxes	79	-

Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$11	$39
Net reclassification of loans to other real estate	1,511	3,217
Net transfer of investment securities available for sale to held to maturity	-	101,669

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

We cannot assure you whether or when the Company and the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators which restrict our activities or may impose higher capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

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

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
At June 30, 2014:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$247,206	$68	$(5,906)	$241,368

Available for Sale:
Debt securities:
States and political subdivisions	$192,139	$1,452	$(4,648)	$188,943
Corporate securities	84,751	2,116	(29)	86,838
Mortgage-backed securities:
U.S. Government sponsored entities	775,778	10,898	(4,627)	782,049
Non-agency collateralized mortgage obligations	165,991	3,563	(1,312)	168,242
Other	738	125	-	863
Total	$1,219,397	$18,154	$(10,616)	$1,226,935

At December 31, 2013:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$252,047	$-	$(13,342)	$238,705

Available for Sale:
Debt securities:
States and political subdivisions	$191,158	$305	$(12,106)	$179,357
Corporate securities	157,337	1,878	(1,120)	158,095
Mortgage-backed securities:
U.S. Government sponsored entities	936,144	7,085	(15,603)	927,626
Non-agency collateralized mortgage obligations	147,902	81	(5,937)	142,046
Other	755	120	-	875
Total	$1,433,296	$9,469	$(34,766)	$1,407,999

The amortized cost and estimated fair value of investment securities at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortage-backed securities	$247,206	$241,368

Available for Sale
Due in one year or less	$3,415	$3,417
Due after one year through five years	49,944	51,498
Due after five years through ten years	102,046	102,191
Due after ten years	121,485	118,675
Mortage-backed securities	941,769	950,291
Other	738	863
Total	$1,219,397	$1,226,935

We sold certain available for sale investment securities during the three months ended June 30, 2014 for gross proceeds of $162.5 million. Gross realized gains and losses on the sales of the available for sale investment securities were $0.9 million and $0.7 million, respectively, during the three months ended June 30, 2014. We did not sell any available for sale securities during the first quarter of 2014 and first half of 2013. The specific identification method was used as the bases for determining the cost of all securities sold.

Investment securities of $928.3 million and $914.1 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 224 and 321 investment securities which were in an unrealized loss position at June 30, 2014 and December 31, 2013, respectively.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At June 30, 2014:
Debt securities:
States and political subdivisions	$8,433	$(28)	$99,134	$(4,620)	$107,567	$(4,648)
Corporate securities	-	-	8,481	(29)	8,481	(29)
Mortgage-backed securities:
U.S. Government sponsored entities	54,352	(451)	477,248	(10,082)	531,600	(10,533)
Non-agency collateralized mortgage obligations	4,939	(29)	57,170	(1,283)	62,109	(1,312)
Total temporarily impaired securities	$67,724	$(508)	$642,033	$(16,014)	$709,757	$(16,522)

At December 31, 2013:
Debt securities:
States and political subdivisions	$137,176	$(8,985)	$32,747	$(3,121)	$169,923	$(12,106)
Corporate securities	75,368	(1,120)	-	-	75,368	(1,120)
Mortgage-backed securities:
U.S. Government sponsored entities	909,585	(28,386)	4,848	(559)	914,433	(28,945)
Non-agency collateralized mortgage obligations	129,991	(5,937)	-	-	129,991	(5,937)
Total temporarily impaired securities	$1,252,120	$(44,428)	$37,595	$(3,680)	$1,289,715	$(48,108)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Commercial, financial and agricultural	$432,029	$398,365
Real estate:
Construction	100,357	75,927
Mortgage - residential	1,224,948	1,135,155
Mortgage - commercial	698,688	703,800
Consumer	333,609	311,670
Leases	4,087	6,241
	2,793,718	2,631,158
Net deferred costs (income)	465	(557)
Total loans and leases	$2,794,183	$2,630,601

During the six months ended June 30, 2014, we foreclosed on three loans with a carrying value of $1.5 million. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold during the six months ended June 30, 2014. In May 2014, we purchased participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 71 months. In May 2014, we also purchased participation interest in student loans totaling $11.5 million, which represented the outstanding balance at the time of purchase. At the time of purchase, the student loans had a weighted average remaining term of 123 months.

During the six months ended June 30, 2013, we foreclosed on seven loans with a carrying value of $3.2 million. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold during the six months ended June 30, 2013. In June 2013, we purchased an auto loan portfolio for $21.6 million, which included a $0.8 million premium over the $20.8 million outstanding balance. At the time of purchase, the auto loan portfolio had a weighted average remaining term of 76 months. In June 2013, we also purchased participation interests in student loans for $4.7 million, which represented the outstanding balance at the time of purchase. At the time of purchase, the student loans had a weighted average remaining term of 130 months.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of June 30, 2014 and December 31, 2013:

	Commercial,	Real Estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
June 30, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$3,173	$-	$-	$-	$-	$-	$3,173
Collectively evaluated for impairment	9,082	15,525	19,198	25,885	6,723	13	76,426
	12,255	15,525	19,198	25,885	6,723	13	79,599
Unallocated							4,000
Total ending balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$83,599

Loans and leases:
Individually evaluated for impairment	$17,041	$5,185	$32,064	$17,176	$-	$-	$71,466
Collectively evaluated for impairment	414,988	95,172	1,192,884	681,512	333,609	4,087	2,722,252
	432,029	100,357	1,224,948	698,688	333,609	4,087	2,793,718
Net deferred costs (income)	715	(479)	1,916	(956)	(731)	-	465
Total ending balance	$432,744	$99,878	$1,226,864	$697,732	$332,878	$4,087	$2,794,183

December 31, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$349	$-	$-	$-	$-	$-	$349
Collectively evaluated for impairment	12,847	2,774	25,272	29,947	6,576	55	77,471
	13,196	2,774	25,272	29,947	6,576	55	77,820
Unallocated							6,000
Total ending balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$83,820

Loans and leases:
Individually evaluated for impairment	$3,939	$8,065	$36,779	$16,271	$-	$-	$65,054
Collectively evaluated for impairment	394,426	67,862	1,098,376	687,529	311,670	6,241	2,566,104
	398,365	75,927	1,135,155	703,800	311,670	6,241	2,631,158
Net deferred costs (income)	351	(311)	1,418	(1,033)	(982)	-	(557)
Total ending balance	$398,716	$75,616	$1,136,573	$702,767	$310,688	$6,241	$2,630,601

The following table presents by class, impaired loans as of June 30, 2014 and December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
June 30, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$3,342	$3,342	$-
Real estate:
Construction	11,572	5,185	-
Mortgage - residential	35,573	32,064	-
Mortgage - commercial	24,299	17,176	-
Total impaired loans with no related allowance recorded	74,786	57,767	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	15,167	13,699	3,173
Total impaired loans with an allowance recorded	15,167	13,699	3,173
Total	$89,953	$71,466	$3,173

December 31, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,069	$1,040	$-
Real estate:
Construction	14,451	8,065	-
Mortgage - residential	41,117	36,779	-
Mortgage - commercial	22,353	16,271	-
Total impaired loans with no related allowance recorded	78,990	62,155	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,367	2,899	349
Total impaired loans with an allowance recorded	4,367	2,899	349
Total	$83,357	$65,054	$349

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial
& agricultural	$17,300	$6	$4,403	$6	$12,858	$11	$4,225	$12
Real estate:
Construction	5,225	44	26,892	291	6,024	76	36,464	467
Mortgage - residential	33,419	274	37,588	197	34,913	437	39,992	328
Mortgage - commercial	16,201	76	19,302	92	16,123	115	18,404	182
Leases	-	-	34	-	-	-	61	-
Total	$72,145	$400	$88,219	$586	$69,918	$639	$99,146	$989

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of June 30, 2014 and December 31, 2013:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
June 30, 2014
Commercial, financial
& agricultural	$95	$114	$-	$16,657	$16,866	$415,878	$432,744
Real estate:
Construction	-	-	-	373	373	99,505	99,878
Mortgage - residential	136	45	99	13,608	13,888	1,212,976	1,226,864
Mortgage - commercial	-	-	-	6,236	6,236	691,496	697,732
Consumer	964	334	20	-	1,318	331,560	332,878
Leases	-	-	-	-	-	4,087	4,087
Total	$1,195	$493	$119	$36,874	$38,681	$2,755,502	$2,794,183

December 31, 2013
Commercial, financial
& agricultural	$50	$-	$-	$3,533	$3,583	$395,133	$398,716
Real estate:
Construction	-	120	-	4,015	4,135	71,481	75,616
Mortgage - residential	3,898	1,885	-	20,271	26,054	1,110,519	1,136,573
Mortgage - commercial	544	-	-	13,769	14,313	688,454	702,767
Consumer	577	92	-	-	669	310,019	310,688
Leases	-	-	15	-	15	6,226	6,241
Total	$5,069	$2,097	$15	$41,588	$48,769	$2,581,832	$2,630,601

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2014 consisted of 38 Hawaii residential mortgage loans with a combined principal balance of $7.9 million, a Hawaii commercial loan with a principal balance of $0.5 million, and two Hawaii construction and development loans with a combined principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $30.7 million of TDRs still accruing interest at June 30, 2014, none of which were more than 90 days delinquent. At December 31, 2013, there were $23.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and six months ended June 30, 2014.

The following table presents by class, information related to loans modified in a TDR during the six months ended June 30, 2014 and the three and six months ended June 30, 2013. No loans were modified in a TDR during the three months ended June 30, 2014.

	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
	(Dollars in thousands)
Three Months Ended June 30, 2013
Real estate:
Construction	1	$189	$-
Mortgage - residential	3	1,626	-
Total	4	$1,815	$-

Six Months Ended June 20, 2014
Real estate mortgage - residential	9	$600	$-

Six Months Ended June 30, 2013
Commercial, financial & agricultural	1	$587	$-
Real estate:
Construction	1	189	-
Mortgage - residential	3	1,626	-
Total	5	$2,402	$-

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2013. No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2014.

	Three and Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment (as of Period End)
	(Dollars in thousands)

Commercial, financial & agricultural	1	$132

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

Loans and leases not meeting the criteria above are considered to be pass rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
June 30, 2014
Commercial, financial & agricultural	$402,119	$11,344	$18,566	$432,029	$715	$432,744
Real estate:
Construction	96,231	-	4,126	100,357	(479)	99,878
Mortgage - residential	1,210,715	-	14,233	1,224,948	1,916	1,226,864
Mortgage - commercial	653,898	9,285	35,505	698,688	(956)	697,732
Consumer	333,589	-	20	333,609	(731)	332,878
Leases	4,087	-	-	4,087	-	4,087
Total	$2,700,639	$20,629	$72,450	$2,793,718	$465	$2,794,183

December 31, 2013
Commercial, financial & agricultural	$371,285	$21,511	$5,569	$398,365	$351	$398,716
Real estate:
Construction	67,435	4,477	4,015	75,927	(311)	75,616
Mortgage - residential	1,113,363	361	21,431	1,135,155	1,418	1,136,573
Mortgage - commercial	651,761	20,690	31,349	703,800	(1,033)	702,767
Consumer	311,670	-	-	311,670	(982)	310,688
Leases	6,241	-	-	6,241	-	6,241
Total	$2,521,755	$47,039	$62,364	$2,631,158	$(557)	$2,630,601

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2014 and December 31, 2013, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Agricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2014
Beginning balance	$12,786	$14,940	$17,812	$25,925	$5,687	$12	$6,000	$83,162
Provision (credit) for loan
and lease losses	405	243	959	988	1,402	(2)	(2,000)	1,995
	13,191	15,183	18,771	26,913	7,089	10	4,000	85,157
Charge-offs	1,482	-	102	1,041	671	-	-	3,296
Recoveries	546	342	529	13	305	3	-	1,738
Net charge-offs (recoveries)	936	(342)	(427)	1,028	366	(3)	-	1,558
Ending balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$4,000	$83,599

Three Months Ended June 30, 2013
Beginning balance	$8,641	$3,946	$27,964	$37,316	$2,864	$75	$6,000	$86,806
Provision (credit) for loan
and lease losses	2,439	1,044	(4,504)	(268)	1,069	(7)	-	(227)
	11,080	4,990	23,460	37,048	3,933	68	6,000	86,579
Charge-offs	1,597	277	380	-	242	-	-	2,496
Recoveries	170	1,747	243	703	157	2	-	3,022
Net charge-offs (recoveries)	1,427	(1,470)	137	(703)	85	(2)	-	(526)
Ending balance	$9,653	$6,460	$23,323	$37,751	$3,848	$70	$6,000	$87,105

Six Months Ended June 30, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan
and lease losses	(538)	12,007	(6,558)	(3,047)	854	(39)	(2,000)	679
	12,658	14,781	18,714	26,900	7,430	16	4,000	84,499
Charge-offs	1,555	-	139	1,041	1,251	8	-	3,994
Recoveries	1,152	744	623	26	544	5	-	3,094
Net charge-offs (recoveries)	403	(744)	(484)	1,015	707	3	-	900
Ending balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$4,000	$83,599

Six Months Ended June 30, 2013
Beginning balance	$4,987	$4,510	$27,836	$50,574	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	5,845	73	(4,193)	(10,106)	1,611	(18)	-	(6,788)
	10,832	4,583	23,643	40,468	4,032	67	6,000	89,625
Charge-offs	1,841	355	794	3,674	557	-	-	7,221
Recoveries	662	2,232	474	957	373	3	-	4,701
Net charge-offs (recoveries)	1,179	(1,877)	320	2,717	184	(3)	-	2,520
Ending balance	$9,653	$6,460	$23,323	$37,751	$3,848	$70	$6,000	$87,105

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was $2.0 million and $0.7 million in the second quarter and first half of 2014, respectively, compared to credits to the Provision of $0.2 million and $6.8 million in the second quarter and first half of 2013, respectively.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $3.8 million at June 30, 2014 and December 31, 2013. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2014 and December 31, 2013.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the six months ended June 30, 2014:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$12,704	$20,079	$32,783
Additions	-	920	920
Amortization	(1,338)	(1,220)	(2,558)
Balance, end of period	$11,366	$19,779	$31,145

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared to $0.7 million and $1.6 million for the three and six months ended June 30, 2013, respectively. Amortization of mortgage servicing rights was $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively, compared to $1.4 million and $3.0 million for the three and six months ended June 30, 2013, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Fair market value, beginning of period	$21,399	$22,356
Fair market value, end of period	20,341	21,427
Weighted average discount rate	8.0%	8.0%
Weighted average prepayment speed assumption	15.1	14.5

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(33,276)	$11,366	$44,642	$(31,938)	$12,704
Mortgage servicing rights	55,361	(35,582)	19,779	54,441	(34,362)	20,079
	$100,003	$(68,858)	$31,145	$99,083	$(66,300)	$32,783

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2014, estimated amortization expense for the remainder of fiscal 2014, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2014 (remainder)	$1,337	$1,976	$3,313
2015	2,674	2,686	5,360
2016	2,674	2,064	4,738
2017	2,674	1,595	4,269
2018	2,007	1,235	3,242
2019	-	932	932
Thereafter	-	9,291	9,291
	$11,366	$19,779	$31,145

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2014, we were a party to interest rate lock and forward sale commitments on $43.4 million and $30.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Fair Value at June 30, 2014	Fair Value at December 31, 2013
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$659	$425	$218	$146

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)

Three Months Ended June 30, 2014
Interest rate contracts	$-

Three Months Ended June 30, 2013
Interest rate contracts	-

Six Months Ended June 30, 2014
Interest rate contracts	-

Six Months Ended June 30, 2013
Interest rate contracts	(394)

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended June 30, 2014
Interest rate contracts	Other operating income	$413

Three Months Ended June 30, 2013
Interest rate contracts	Other operating income	(901)

Six Months Ended June 30, 2014
Interest rate contracts	Other operating income	353

Six Months Ended June 30, 2013
Interest rate contracts	Other operating income	(531)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At June 30, 2014, our bank maintained a $45.0 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of June 30, 2014, certain commercial and commercial real estate loans totaling $77.0 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

The bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”) and maintained a $927.7 million line of credit with the FHLB as of June 30, 2014. Long-term borrowings under this arrangement totaled $5,400 at June 30, 2014, compared to $14,000 at December 31, 2013. Short-term borrowings under this arrangement totaled $29.0 million and $8.0 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 the bank’s pledged assets to the FHLB included investment securities with a fair value of $1.2 million and certain real estate loans totaling $1.4 billion.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. In October 2013, the Company called the remaining $5.0 million in trust preferred securities of the Trust and in April 2014, the remaining $0.5 million in common stock of the Trust were called.

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

On November 23, 2010, our Board of Directors declared a dividend of preferred share purchase rights (“Rights”) in respect to our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years (until February 18, 2016).

To further protect our tax benefits, on January 26, 2011, our Board of Directors approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our shareholders approved the Protective Charter Amendment on April 25, 2014. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2014, the bank had Statutory Retained Earnings of $119.6 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program. A total of $26.6 million remained available for repurchase under the 2014 Repurchase Plan at June 30, 2014.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2014:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2014	835,904	$14.75
Changes during the period:
Granted	191,465	18.58
Vested	(266,730)	14.85
Forfeited	(23,168)	14.63
Nonvested at June 30, 2014	737,471	15.71

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2014 and 2013, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended June 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,940	$6,272	$9,668
Less: Reclassification adjustment for losses realized in net income	1,071	429	642
Net unrealized gains on investment securities	17,011	6,701	10,310

Defined benefit plans:
Amortization of net actuarial losses	305	120	185
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	314	124	190

Other comprehensive income	$17,325	$6,825	$10,500

Three Months Ended June 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(39,577)	$(16,477)	$(23,100)

Defined benefit plans:
Amortization of net actuarial losses	618	248	370
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	627	252	375

Other comprehensive loss	$(38,950)	$(16,225)	$(22,725)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Six Months Ended June 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$31,884	$12,640	$19,244
Less: Reclassification adjustment for losses realized in net income	1,071	429	642
Net unrealized gains on investment securities	32,955	13,069	19,886

Defined benefit plans:
Amortization of net actuarial losses	610	243	367
Amortization of net transition obligation	8	4	4
Amortization of prior service cost	10	4	6
Defined benefit plans, net	628	251	377

Other comprehensive income	$33,583	$13,320	$20,263

Six Months Ended June 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(44,400)	$(16,477)	$(27,923)

Net unrealized gains on derivatives:
Reclassification adjustment for losses realized in net income	394	(10,599)	10,993

Defined benefit plans:
Amortization of net actuarial losses	1,234	248	986
Amortization of net transition obligation	8	2	6
Amortization of prior service cost	10	2	8
Defined benefit plans, net	1,252	252	1,000

Other comprehensive loss	$(42,754)	$(26,824)	$(15,930)

The following table presents the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2014 and 2013:

			Defined	Accumulated Other
	Investment		Benefit	Comprehensive
	Securities	Derivatives	Plans	Income (Loss)
	(Dollars in thousands)
Three Months Ended June 30, 2014
Balance at beginning of period	$451	$-	$(6,533)	$(6,082)

Other comprehensive income before reclassifications	9,668	-	-	9,668
Amounts reclassified from AOCI	642	-	190	832
Total other comprehensive income	10,310	-	190	10,500

Balance at end of period	$10,761	$-	$(6,343)	$4,418

Three Months Ended June 30, 2013
Balance at beginning of period	$17,917	$-	$(11,952)	$5,965

Other comprehensive loss before reclassifications	(23,100)	-	-	(23,100)
Amounts reclassified from AOCI	-	-	375	375
Total other comprehensive income (loss)	(23,100)	-	375	(22,725)

Balance at end of period	$(5,183)	$-	$(11,577)	$(16,760)

Six Months Ended June 30, 2014
Balance at beginning of period	$(9,125)	$-	$(6,720)	$(15,845)

Other comprehensive income before reclassifications	19,244	-	-	19,244
Amounts reclassified from AOCI	642	-	377	1,019
Total other comprehensive income	19,886	-	377	20,263

Balance at end of period	$10,761	$-	$(6,343)	$4,418

Six Months Ended June 30, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive loss before reclassifications	(27,923)	-	-	(27,923)
Amounts reclassified from AOCI	-	10,993	1,000	11,993
Total other comprehensive income (loss)	(27,923)	10,993	1,000	(15,930)

Balance at end of period	$(5,183)	$-	$(11,577)	$(16,760)

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2014 and 2013:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Sale of investment securities available for sale	$(1,071)	$-	Investment securities gains
	429	-	Tax benefit
	$(642)	$-	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(305)	$(618)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(314)	(627)	Total before tax
	124	252	Tax benefit
	$(190)	$(375)	Net of tax

Total reclassifications for the period	$(832)	$(375)	Net of tax

	Six Months Ended June 30,
	2014	2013

Sale of investment securities available for sale	$(1,071)	$-	Investment securities gains
	429	-	Tax benefit
	$(642)	$-	Net of tax

Unrealized losses on derivatives	$-	$(394)	Interest income
	-	(10,599)	Tax expense
	$-	$(10,993)	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(610)	$(1,234)	(1)
Net transition obligation	(8)	(8)	(1)
Prior service cost	(10)	(10)	(1)
	(628)	(1,252)	Total before tax
	251	252	Tax benefit
	$(377)	$(1,000)	Net of tax

Total reclassifications for the period	$(1,019)	$(11,993)	Net of tax

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Interest cost	$366	$348	$732	$696
Expected return on assets	(524)	(470)	(1,048)	(940)
Amortization of net actuarial losses	304	599	608	1,198
Net periodic cost	$146	$477	$292	$954

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Interest cost	$113	$103	$226	$206
Amortization of net transition obligation	4	4	8	8
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial losses	1	18	2	36
Net periodic cost	$123	$130	$246	$260

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

The Company recorded income tax expense of $3.9 million and $9.4 million in the second quarter and first half of 2014, respectively. As of June 30, 2014, the remaining valuation allowance on our net DTA totaled $2.9 million. Net of this valuation allowance, as of June 30, 2014, the Company’s net DTA totaled $114.6 million, compared to $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

16.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$9,150	$14,267	$18,958	$151,576

Weighted average shares outstanding - basic	36,117	41,957	39,000	41,886
Dilutive effect of employee stock options and awards	539	338	405	318
Dilutive effect of deferred salary restricted stock units	-	-	-	3
Dilutive effect of Treasury warrants	-	25	-	28
Weighted average shares outstanding - diluted	36,656	42,320	39,405	42,235

Basic earnings per share	$0.25	$0.34	$0.49	$3.62
Diluted earnings per share	$0.25	$0.34	$0.48	$3.59

A total of 22,864 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2014, as their effect was antidilutive, compared to 26,256 for the three and six months ended June 30, 2013.

17.   FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Disclosures about Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable, short-term borrowings, and accrued interest payable.

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

			Fair Value Measurement Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2014
Financial assets
Cash and due from banks	$83,539	$83,539	$83,539	$-	$-
Interest-bearing deposits in other banks	3,480	3,480	3,480	-	-
Investment securities	1,474,141	1,468,303	863	1,454,716	12,724
Loans held for sale	8,464	8,464	-	-	8,464
Net loans and leases	2,710,584	2,576,764	-	68,293	2,508,471
Accrued interest receivable	13,253	13,253	13,253	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	962,646	962,646	962,646	-	-
Interest-bearing demand and savings deposits	1,978,029	1,978,029	1,978,029	-	-
Time deposits	1,061,903	1,063,855	-	-	1,063,855
Short-term debt	29,000	29,000	-	29,000	-
Long-term debt	92,790	40,085	-	40,085	-
Accrued interest payable (included in other liabilities)	984	984	984	-	-

Off-balance sheet financial instruments
Commitments to extend credit	663,684	3,318	-	3,318	-
Standby letters of credit and financial guarantees written	19,265	144	-	144	-
Interest rate options	43,367	634	-	634	-
Forward interest rate contracts	30,540	(193)	-	(193)	-

December 31, 2013
Financial assets
Cash and due from banks	$45,092	$45,092	$45,092	$-	$-
Interest-bearing deposits in other banks	4,256	4,256	4,256	-	-
Investment securities	1,660,046	1,646,704	875	1,635,311	10,518
Loans held for sale	12,370	12,370	-	-	12,370
Net loans and leases	2,546,781	2,430,282	-	64,705	2,365,577
Accrued interest receivable	14,072	14,072	14,072	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	891,017	891,017	891,017	-	-
Interest-bearing demand and savings deposits	1,935,635	1,935,635	1,935,635	-	-
Time deposits	1,109,521	1,111,319	-	-	1,111,319
Short-term debt	8,015	8,015	-	8,015	-
Long-term debt	92,799	39,446	-	39,446	-
Accrued interest payable (included in other liabilities)	1,040	1,040	1,040	-	-

Off-balance sheet financial instruments
Commitments to extend credit	652,717	3,264	-	3,264	-
Standby letters of credit and financial guarantees written	1,023	8	-	8	-
Interest rate options	37,093	69	-	69	-
Forward interest rate contracts	24,244	210	-	210	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2014.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$188,943	$-	$176,219	$12,724
Corporate securities	86,838	-	86,838	-
Mortgage-backed securities:
U.S. Government sponsored entities	782,049	-	782,049	-
Non-agency collateralized mortgage obligations	168,242	-	168,242	-
Other	863	863	-	-
Derivatives - Interest rate contracts	441	-	441	-
Total	$1,227,376	$863	$1,213,789	$12,724

December 31, 2013
Available for sale securities:
Debt securities:
States and political subdivisions	$179,357	$-	$168,839	$10,518
Corporate securities	158,095	-	158,095	-
Mortgage-backed securities:
U.S. Government sponsored entities	927,626	-	927,626	-
Non-agency collateralized mortgage obligations	142,046	-	142,046	-
Other	875	875	-	-
Derivatives - Interest rate contracts	279	-	279	-
Total	$1,408,278	$875	$1,396,885	$10,518

For the six months ended June 30, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale States and Political Subdivisions Debt Securities
(Dollars in thousands)

Balance at December 31, 2013	$10,518
Principal payments received	(139)
Unrealized net gain included in other comprehensive income	76
Purchases	2,269
Balance at June 30, 2014	$12,724

Balance at December 31, 2012	$12,826
Principal payments received	(2,677)
Unrealized net loss included in other comprehensive income	(331)
Purchases	74
Balance at June 30, 2013	$9,892

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.7 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of June 30, 2014, the weighted average discount rate utilized was 3.97%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2014
Impaired loans (1)	$68,293	$-	$68,293	$-
Other real estate (2)	5,247	-	5,247	-

December 31, 2013
Impaired loans (1)	$64,705	$-	$64,705	$-
Other real estate (2)	5,163	-	5,163	-

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

Segment profits and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three Months Ended June 30, 2014:
Net interest income	$27,356	$8,550	$-	$35,906
Intersegment net interest income (expense)	6,149	(7,107)	958	-
Provision for loan and lease losses	(1,995)	-	-	(1,995)
Other operating income	6,750	1,092	4,162	12,004
Other operating expense	(14,372)	(538)	(17,978)	(32,888)
Administrative and overhead expense allocation	(13,734)	(267)	14,001	-
Income taxes	(3,076)	(490)	(311)	(3,877)
Net income	$7,078	$1,240	$832	$9,150

Three Months Ended June 30, 2013:
Net interest income	$25,746	$7,427	$-	$33,173
Intersegment net interest income (expense)	3,948	(7,078)	3,130	-
Credit for loan and lease losses	227	-	-	227
Other operating income	5,802	396	11,614	17,812
Other operating expense	(15,627)	(411)	(18,962)	(35,000)
Administrative and overhead expense allocation	(9,561)	(250)	9,811	-
Income taxes	(994)	176	(1,127)	(1,945)
Net income	$9,541	$260	$4,466	$14,267

Six months ended June 30, 2014:
Net interest income	$53,543	$18,159	$-	$71,702
Intersegment net interest income (expense)	12,156	(13,719)	1,563	-
Provision for loan and lease losses	(679)	-	-	(679)
Other operating income	12,399	1,837	7,912	22,148
Other operating expense	(29,690)	(1,089)	(34,039)	(64,818)
Administrative and overhead expense allocation	(27,538)	(539)	28,077	-
Income taxes	(6,690)	(1,541)	(1,164)	(9,395)
Net income	$13,501	$3,108	$2,349	$18,958

Six months ended June 30, 2013:
Net interest income	$49,792	$14,050	$-	$63,842
Intersegment net interest income (expense)	7,800	(13,389)	5,589	-
Credit for loan and lease losses	6,788	-	-	6,788
Other operating income	13,741	999	16,102	30,842
Other operating expense	(29,746)	(861)	(37,146)	(67,753)
Administrative and overhead expense allocation	(25,835)	(516)	26,351	-
Income taxes	119,718	303	(2,164)	117,857
Net income	$142,258	$586	$8,732	$151,576

At June 30, 2014:
Investment securities	$-	$1,474,141	$-	$1,474,141
Loans and leases (including loans held for sale)	2,802,647	-	-	2,802,647
Other	118,480	233,438	99,060	450,978
Total assets	$2,921,127	$1,707,579	$99,060	$4,727,766

At December 31, 2013:
Investment securities	$-	$1,660,046	$-	$1,660,046
Loans and leases (including loans held for sale)	2,642,971	-	-	2,642,971
Other	117,655	256,807	63,719	438,181
Total assets	$2,760,626	$1,916,853	$63,719	$4,741,198

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

Central Pacific Bank is a full-service community bank with 37 branches and 113 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through June 30, 2014:

•
In 2013, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. On July 23, 2014, the Company declared a fifth consecutive quarterly cash dividend and increased the dividend to $0.10 per share from $0.08 per share in the second quarter of 2014. The dividend is payable on September 15, 2014 to shareholders of record at the close of business on August 29, 2014.

•
On March 28, 2014, we completed a tender offer to purchase 3,405,888 shares of common stock at a purchase price of $20.20 per share for a total cost of $68.8 million, excluding fees and expenses. On April 7, 2014, we also completed repurchase agreements with each of our two largest shareholders to privately purchase 1,391,089 shares of common stock at a purchase price of $20.20 per share from each shareholder for a total cost of $56.2 million, excluding fees and expenses.

•
On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program.

•
We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of June 30, 2014 of 17.06%, 18.33%, and 11.64%, respectively, from 20.27%, 21.54%, and 13.68%, respectively, as of December 31, 2013. The decline in the Company’s capital levels from December 31, 2013 was primarily the result of the repurchases of our common stock in the tender offer, repurchase agreements, and repurchase program described above. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
We reported fourteen consecutive profitable quarters with net income totaling $9.2 million and $19.0 million in the second quarter and first half of 2014, respectively, and $172.1 million, $47.4 million and $36.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
We have continued to grow our loan and lease portfolio. Loans and leases, net of deferred income/costs, totaled $2.79 billion at June 30, 2014, and increased by $163.6 million, or 6.2%, from December 31, 2013.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 2.99% at June 30, 2014, compared to 3.19% at December 31, 2013. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 198.47% at June 30, 2014, compared to 179.29% at December 31, 2013.

We also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have completed several initiatives, including (i) outsourcing the data center and hardware for our core information technology system to Fiserv, which is our existing core software application provider; and (ii) implementing a staff right-sizing plan. Additionally, we have begun designing, developing, and implementing our data warehouse and customer relationship management programs.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At June 30, 2014, we had an Allowance of $83.6 million, compared to $83.8 million at December 31, 2013.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of June 30, 2014, this specific reserve represented $3.2 million of the total Allowance.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogenous groups. Six criteria divide the Company’s loan portfolio into 128 homogenous subsectors. First, loans are divided by general geographic region (U.S. Mainland and Hawaii). Second, loans are subdivided according to FDIC classification (Construction, Commercial Mortgage, Commercial, Financial and Agricultural, Leases, Residential Mortgage, Consumer). Third, loans within the Construction category are further subdivided by collateral type (Commercial and Residential). Fourth, loans within the Residential Mortgage category are further subdivided by ownership type (Investor-owned and Owner-occupied). Fifth, loans are subdivided by State or for some by County (All Hawaii, Hawaii Island, Kauai, Maui, Oahu, Other Hawaii, All U.S. Mainland, Los Angeles/Orange County CA, Riverside/San Bernardino CA, Sacramento/Placer/El Dorado/Yolo CA, San Diego CA, Washington/Oregon, Other U.S. Mainland). Finally, loans are further subdivided by risk rating (Pass, Special Mention, Substandard, and Doubtful).

For the purpose of determining general allowance loss factors, loss experience is derived from charge-offs and recoveries. From 2010 through 2013, the calculation of subsector loss factors involved the summation of charge-offs and recoveries that occurred within the last eight quarters (for loans secured by real estate) or four quarters (for all other loans) divided by the average loan balance over the last eight or four quarters, respectively. The eight or four quarter period is referred to as the look-back period. We did not apply any weighting schema to our loss experience over the look-back period. A rolling eight quarter period was utilized for FDIC classifications involving real estate collateral to account for prolonged loss recognition and ultimate disposition periods associated with loans secured by real estate. The Company’s rapidly evolving loss experience necessitated the use of shorter loss analysis periods in order to ensure that loss rates would be adequately responsive to changes in loss experience. During that period, the Company considered recent loss data to be more relevant to the period then under analysis. The look-back period was also consistent with commentary provided by our primary banking regulator following our 2010 Safety and Soundness Examination.

During 2012 through 2013, economic conditions stabilized, and improved credit quality trends have contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the look-back period was extended to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle and reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in this extended look-back period. The enhanced methodology does not incorporate data from before 2010 because the Company has reason to believe that anomalous charge-off activity may cause pre-2010 internal loss data to be an inappropriate representation of future loss experience. We believe that this longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized over 2012 through 2013, decreasing loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. In our revised approach the losses during the six year look-back period will be weighted to place more emphasis on recent loss experience. The newest two years will be weighted at 40%, the middle two years will be weighted at 33%, and the oldest two years will be weighted at 27%. Also in late 2013, the Company received guidance from its primary banking regulator supporting the use of extended loss analysis periods. The Supervisory Examiner recommended a periodic reassessment of the look-back period and suggested that a look-back period beyond eight quarters may be more reasonable given the then current economic conditions and portfolio performance.

A charge-off occurs when the Company makes the determination that an amount of debt is deemed to be uncollectible. Loans are also charged off when it is probable that a loss has been incurred and it is possible to make a reasonable estimate of the loss. Charge-offs are classified into subsectors according to the underlying loan’s primary geography, loan category, collateral type (if applicable), investment type (if applicable), state/county, and the risk rating of the loan one year prior to the charge-off. The cumulative charge-offs are determined by summing all subsector-specific charge-offs that occurred within the look-back period.

A recovery occurs when a loan that is classified as a bad debt was either partially or fully charged off and has been subsequently recovered. Recoveries are classified according to the subsector of the earliest associated charge-off of the loan within the look-back period. Cumulative recoveries are determined for each subsector by summing the subsector-specific recoveries.

Subsector losses are measured by subtracting each subsector’s cumulative recoveries from their respective cumulative charge-offs. Subsector losses are then divided by the subsector loan balance averaged over the look-back period to determine each subsector’s historical loss rate. The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the following “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of June 30, 2014, this general allowance represented $76.4 million of the total Allowance.

Unallocated Reserve

The Company may also maintain an unallocated Allowance amount to provide for other credit losses inherent in our loan and lease portfolio that may not have been contemplated in the credit loss factors. The unallocated reserve is a measure to address judgmental estimates that are inevitably imprecise and it reflects an adjustment to the Allowance that is not attributable to specific categories of the loan portfolio. The unallocated reserve is distinct from and not captured in the Company’s qualitative adjustments in the general component of the Allowance. As discussed in the following “Application of Proxies” section, our qualitative adjustments in the general component of our Allowance capture regional changes in personal income and unemployment rates, as well as Company specific conditions. Therefore these qualitative adjustments only capture direct and specific risks to our portfolio, whereas the unallocated reserve is intended to capture broader national and global economic risks that could potentially have a ripple effect on our loan portfolio.

As of June 30, 2014, a $4.0 million unallocated estimate was based on the Company’s qualitative assessment of the potential impact of any individual or combination of the following conditions: 1) nascent but fleeting trends of progress by the monetary and fiscal policies to stimulate a sustained period of domestic economic recovery; 2) continued economic instability in Europe and other segments of the international economy; 3) volatile oil and commodity prices; 4) inconsistent domestic consumer sentiment; and 5) uncertainty over sequestration, the debt ceiling, and other fiscal and monetary policy matter in light of the unsettled domestic political climate.

Although the Company does not have direct exposure to the economic and political crises impacting Europe and the Middle East, the ripple effect of continuous uncertainty surrounding ultimate resolution, along with quantifiable measures once achieved, may result in increased risk to the Company from the standpoint of consequences to its customer base and impacts on the Hawaii tourism market.

In the second quarter of 2014, the Company adopted an enhancement to the procedures described above which limits the unallocated component of the Allowance as a percentage of the then current general component of the Allowance, rounded upward to the nearest $500,000. This is derived by taking the historical average of the percentage of the unallocated component to the general component over the maximum look back period prescribed in our methodology. The unallocated amount may be maintained at higher levels during times of economic stress conditions on a local or global basis.

Application of Proxies

Our Allowance methodology uses qualitative adjustments for economic/market conditions and Company-specific conditions. The economic/market conditions factor is applied on a regional/geographic basis. The Company-specific condition factor is applied on a category basis. Two key indicators, personal income and unemployment, comprise the economic/market adjustment factor.

Personal income is analyzed by comparing average quarter-to-quarter percentage change trends reported by the U.S. Bureau of Economic Analysis. Specifically, the rolling four quarter average percentage change in personal income is calculated and compared to a baseline historical factor, calculated as the average quarter-to-quarter percentage change over the prior ten years. The difference between the current average change and the historical average change is utilized as the personal income component of the economic/market adjustment factor.

The second component of the economic/market factor, unemployment, is derived by comparing the current quarter unemployment rate, reported by the U.S. Bureau of Labor Statistics, to its ten year historical average. A constant scaling factor is applied to the difference between the current rate and the historical average in order to smooth significant period-to-period fluctuations. The result is utilized as the unemployment component of the economic factor. The personal income factor and unemployment factor are added together to determine each region’s total economic/market adjustment factor.

The general allowance also incorporates qualitative adjustment factors that capture company-specific conditions for which national/regional statistics are not available, or for which significant localized market specific events have not yet been captured within regional statistics or the Company's historical loss experience.

Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, we use our historical loss experience adjusted for current conditions to determine both our Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. The determination of the Allowance requires us to make estimates of losses that are highly uncertain and involves a high degree of judgment. Accordingly, actual results could differ from those estimates. Changes in the estimate of the Allowance and related Provision could materially affect our operating results.

Reserve for Unfunded Loan Commitments

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. As of June 30, 2014, our reserve for unfunded loan commitments totaled $1.4 million.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans net of applicable selling costs on our consolidated balance sheets. At June 30, 2014 and December 31, 2013, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At June 30, 2014 and December 31, 2013, this reserve totaled $2.9 million, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through June 30, 2014 were approximately $4.5 billion and $4.0 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of June 30, 2014 approximate $80.9 million.

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

Loans repurchased during the three and six months ended June 30, 2014 totaled approximately $0.4 million and $0.7 million, respectively. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands.  Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Six Months Ended June 30, 2014

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	2	-	2	-	-	-	-	-
2006	1	-	1	-	1	-	-	1
2007	-	-	-	-	-	-	-	-
2008	4	2	1	1	-	-	-	-
2009	-	-	-	-	-	-	-	-
2010	-	-	-	-	-	-	-	-
2011	-	-	-	-	-	-	-	-
2012	-	-	-	-	-	-	-	-
2013	1	1	-	-	-	-	-	-
2014	-	-	-	-	-	-	-	-
Total	8	3	4	1	1	-	-	1

[1] Based on repurchase requests received between January 1, 2014 and June 30, 2014.

The reserve for residential mortgage loan repurchase losses of $2.9 million at June 30, 2014 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents no change from December 31, 2013. The table below shows changes in the repurchase losses liability for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Balance, beginning of period	$3,076	$3,020	$2,949	$3,552
Change in estimate	(147)	964	308	332
Utilizations	-	(59)	(328)	41
Balance, end of period	$2,929	$3,925	$2,929	$3,925

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

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of operations. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one pool.

Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment.

Prepayment speeds may be affected by economic factors such as changes in home prices, market interest rates, the availability of alternative credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized mortgage servicing rights. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of mortgage servicing rights.

The fair value of our mortgage servicing rights is validated by first ensuring the completeness and accuracy of the loan data used in the valuation analysis. Additionally, the critical assumptions which come from independent sources are reviewed and include comparing actual results to forecast assumptions or evaluating the reasonableness of market assumptions in relation to the values and trends of assumptions used by peer banks. The validation process also includes reviewing key metrics such as the fair value as a percentage of the total unpaid principal balance of the mortgages serviced, and the resulting percentage as a multiple of the net servicing fee. These key metrics are tracked to ensure the trends are reasonable, and are periodically compared to peer banks.

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

Income tax contingency reserves are established for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company’s reporting period beginning on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 requires two accounting changes. First, the amendments change the accounting for repurchase-to-maturity transactions to secured borrowings. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 requires disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale, and an agreement with the same transferee entered into in contemplation of the initial transfer which results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. ASU 2014-11 also requires additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Financial Summary

Net income for the second quarter of 2014 was $9.2 million, or $0.25 per diluted share, compared to $14.3 million, or $0.34 per diluted share, for the second quarter of 2013. Net income for the first half of 2014 was $19.0 million, or $0.48 per diluted share, compared to $151.6 million, or $3.59 per diluted share, reported in the first half of 2013. Net income in the first half of 2013 included a non-cash income tax benefit of $119.8 million related to the reversal of a significant portion of a valuation allowance that was established on the Company’s net DTAs during the third quarter of 2009. Excluding this income tax benefit, net income for the first half of 2013 would have been $31.8 million, or $0.75 per diluted share.

The following table shows our net income and diluted earnings per share calculated on a GAAP basis, and then excluding our income tax benefit, which is a non-GAAP disclosure. Management believes that this financial disclosure which excludes the impact of our tax benefit provides useful supplemental information for investors regarding our ongoing operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

GAAP net income	$9,150	$14,267	$18,958	$151,576
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	-	-	(119,802)
Non-GAAP net income	$9,150	$14,267	$18,958	$31,774

GAAP diluted earnings per share	$0.25	$0.34	$0.48	$3.59
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	-	-	(2.84)
Non-GAAP diluted earnings per share	$0.25	$0.34	$0.48	$0.75

Total credit costs, which includes the Provision, gains on sales of foreclosed assets, write-downs of foreclosed assets, and the change in the reserve for unfunded commitments, amounted to a debit of $1.5 million in the three months ended June 30, 2014, and a credit of $0.6 million in the six months ended June 30, 2014, compared to credits of $8.4 million and $17.2 million in the three months and six months ended June 30, 2013, respectively.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which excludes mortgage servicing rights. Average intangible assets were $11.8 million and $12.1 million for the three and six months ended June 30, 2014, respectively, and $14.4 million and $14.8 million for the comparable prior year periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Return on average assets	0.77%	1.24%	0.80%	6.72%
Return on average shareholders' equity	6.49	8.70	6.11	51.46
Return on average tangible equity	6.63	8.90	6.23	52.79
Basic earnings per common share	$0.25	$0.34	$0.49	$3.62
Diluted earnings per common share	0.25	0.34	0.48	3.59

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

The Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects stable economic growth in 2014 and beyond. Key economic indicators in the state have made positive strides during the first half of the year. DBEDT projects real personal income and real gross state product to grow by 2.1% and 2.4%, respectively, in 2014.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.4% in June 2014, compared to 4.7% in June 2013. In addition, Hawaii’s unemployment rate in June 2014 remained below the national seasonally adjusted unemployment rate of 6.1%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to continue to improve to 4.2% in 2014.

While the labor market condition continues to improve, visitor arrivals and spending have stabilized. According to the Hawaii Tourism Authority (“HTA”), 3.4 million visitors visited the state in the first five months of 2014. This was a slight decrease of 0.5% from the number of visitor arrivals in the first five months of 2013. Total spending by visitors, however, increased to $6.1 billion in the first five months of 2014, an increase of $174.3 million, or 3.0%, from the first five months of 2013. According to DBEDT, total visitor arrivals and visitor spending are expected to gain 0.7% and 2.3% in 2014, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased 1.6% for single-family homes and 1.3% for condominiums for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Single family homes and condominiums on Oahu both broke records in June 2014 for median sales prices. The median sales price for single-family homes on Oahu for the month ended June 30, 2014 was $700,000, representing an increase of 3.4% from the prior year. The median sales price for condominiums on Oahu for the month ended June 30, 2014 was $360,000, representing an increase of 9.1% compared to the same prior year period. We believe the Hawaii real estate market will continue to show improvements in 2014, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2014 and 2013 is set forth below.

	Three Months Ended June 30,
	2014			2013
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$12,756	0.25%	$8	$108,612	0.25%	$68
Taxable investment securities (1)	1,360,329	2.49	8,477	1,516,992	1.95	7,379
Tax-exempt investment securities (1)	178,609	3.45	1,539	179,724	3.56	1,600
Loans and leases, including loans held for sale (2)	2,762,963	4.07	28,040	2,324,107	4.57	26,505
Federal Home Loan Bank stock	45,472	0.10	11	47,460	-	-
Total interest earning assets	4,360,129	3.50	38,075	4,176,895	3.41	35,552
Nonearning assets	376,689			417,720
Total assets	$4,736,818			$4,594,615

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$743,544	0.05%	$91	$703,165	0.05%	$87
Savings and money market deposits	1,219,159	0.07	223	1,179,152	0.07	219
Time deposits under $100,000	256,971	0.41	261	288,932	0.47	338
Time deposits $100,000 and over	821,701	0.18	360	734,456	0.21	382
Short-term borrowings	75,885	0.29	55	-	-	-
Long-term debt	92,792	2.77	640	108,273	2.94	793
Total interest-bearing liabilities	3,210,052	0.20	1,630	3,013,978	0.24	1,819
Noninterest-bearing deposits	913,082			846,979
Other liabilities	49,788			67,777
Total liabilities	4,172,922			3,928,734
Shareholders' equity	563,895			655,932
Non-controlling interests	1			9,949
Total equity	563,896			665,881
Total liabilities and equity	$4,736,818			$4,594,615

Net interest income			$36,445			$33,733

Net interest margin		3.35%			3.23%

	Six Months Ended June 30,
	2014			2013
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$12,173	0.25%	$15	$126,593	0.25%	$157
Taxable investment securities (1)	1,433,863	2.51	17,974	1,497,547	1.93	14,415
Tax-exempt investment securities (1)	178,308	3.44	3,068	177,798	3.58	3,180
Loans and leases, including loans held for sale (2)	2,714,662	4.07	54,923	2,291,709	4.47	50,948
Federal Home Loan Bank stock	45,771	0.10	23	47,659	-	-
Total interest earning assets	4,384,777	3.48	76,003	4,141,306	3.33	68,700
Nonearning assets	374,435			369,491
Total assets	$4,759,212			$4,510,797

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$739,659	0.05%	$181	$688,495	0.05%	$168
Savings and money market deposits	1,218,626	0.07	447	1,175,573	0.07	436
Time deposits under $100,000	260,207	0.41	529	294,928	0.49	713
Time deposits $100,000 and over	831,096	0.18	722	722,405	0.21	766
Short-term borrowings	50,729	0.29	72	-	-	-
Long-term debt	92,794	2.77	1,276	108,276	3.10	1,662
Total interest-bearing liabilities	3,193,111	0.20	3,227	2,989,677	0.25	3,745
Noninterest-bearing deposits	899,401			834,167
Other liabilities	46,154			87,952
Total liabilities	4,138,666			3,911,796
Shareholders' equity	620,516			589,049
Non-controlling interests	30			9,952
Total equity	620,546			599,001
Total liabilities and equity	$4,759,212			$4,510,797

Net interest income			$72,776			$64,955

Net interest margin		3.33%			3.15%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $36.4 million for the second quarter of 2014, increased by $2.7 million, or 8.0%, from the second quarter of 2013, while taxable-equivalent net interest income for the first half of 2014 increased by $7.8 million, or 12.0%, to $72.8 million from the comparable prior year period. The current quarter increase was primarily attributable to a significant increase in average loans and leases and a 54 basis point (“bp”) increase in average yields earned on our taxable investment securities, partially offset by the 50 bp decline in average yields earned on our loans and leases. The increase in net interest income for the current quarter also reflects a 9 bp increase in average yields earned on our interest-earning assets and a 4 bp decline in average rates paid on our interest-bearing liabilities.

For the six months ended June 30, 2014, the increase over the same year-ago period was primarily attributable to a significant increase in average loans and leases and a 58 bp increase in average yields earned on our taxable investment securities, partially offset by the 40 bp decline in average yields earned on our loans and leases. The increase in net interest income also reflects a 15 bp increase in average yields earned on our interest-earning assets and a 5 bp decline in average rates paid on our interest-bearing liabilities.

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

Interest Income

Taxable-equivalent interest income of $38.1 million for the second quarter of 2014 increased by $2.5 million, or 7.1%, from the second quarter of 2013. The increase was primarily attributable to a significant increase in average loans and leases and a significant increase in average yields earned on our taxable investment securities, partially offset by a decrease in average yields earned on our loans and leases balances as described above and a decrease in average taxable investment securities. Average loans and leases increased by $438.9 million compared to the second quarter of 2013, accounting for approximately $5.0 million of the current quarter’s increase. In addition, average yields earned on taxable investment securities increased by 54 bp in the current quarter, increasing interest income by approximately $2.0 million. Average yields earned on loans and leases, however, decreased by 50 bp in the current quarter, lowering interest income by approximately $2.9 million, and average taxable investment securities decreased by $156.7 million, resulting in a decrease in interest income of $0.8 million.

For the six months ended June 30, 2014, taxable-equivalent interest income increased by $7.3 million, or 10.6%, from the six months ended June 30, 2013. Consistent with the second quarter, the year-to-date increase was primarily attributable to a significant increase in average loans and leases and a significant increase in average yields earned on our taxable investment securities, partially offset by a decrease in average yields earned on our loans and leases balances. Average loans and leases increased by $423.0 million compared to the first half of 2013, accounting for approximately $9.5 million of the year-to-date increase. In addition, average yields earned on taxable investment securities increased by 58 bp in the first half of 2014, increasing interest income by approximately $4.3 million. These increases were offset by a 40 bp decrease in average yields earned on loans and leases in the first half of 2014, lowering interest income by approximately $4.6 million.

Interest Expense

Interest expense of $1.6 million for the second quarter of 2014 decreased by $0.2 million, or 10.4%, from the comparable prior year quarter. The decrease was primarily attributable to the decline in average long-term debt of $15.5 million, resulting in a decrease in interest expense of $0.1 million in the current quarter. The decrease in average long-term debt was primarily due to the repurchase of $15.0 million in trust preferred securities of CPB Capital Trust I in the fourth quarter of 2013.

For the six months ended June 30, 2014, interest expense decreased by $0.5 million, or 13.8%, from the six months ended June 30, 2013. The decrease was primarily attributable to the $15.5 million decrease in average long-term debt and the 33 bp decline in average rates paid on long-term debt, which each resulted in a decrease in interest expense of $0.2 million. Consistent with the second quarter, the year-to-date decrease in average long-term debt was primarily due to the repurchase of $15.0 in trust preferred securities of CPB Capital Trust I in the fourth quarter of 2013.

Net Interest Margin

Our net interest margin was 3.35% for the second quarter of 2014, compared to 3.23% for the second quarter of 2013. Our net interest margin was 3.33% for the first half of 2014, compared to 3.15% for the first half of 2013. As described above, the increases in the net interest margin reflected the bond swap in the fourth quarter of 2013, and the increase in average loans and leases.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the first half of 2014. While we expect the target Fed Funds rate to remain low, the yield curve had begun to steepen in 2013 and is expected to continue in 2014. We also plan to continue to shift our interest earning assets from investment securities to higher yielding loans which will support the net interest margin. Yet we still are experiencing competitive market pressures in pricing and are selectively shortening duration on assets to help mitigate interest rate risk. Given these offsetting factors, we expect the net interest margin to remain fairly stable over the near term.

Provision for Loan and Lease Losses

Our Provision was $2.0 million and $0.7 million during the second quarter and first half of 2014, respectively, compared to a credit to the Provision of $0.2 million and $6.8 million in the comparable prior year periods. Our net charge-offs were $1.6 million and $0.9 million during the second quarter and first half of 2014, respectively, compared to net recoveries of $0.5 million and net charge-offs of $2.5 million in the second quarter and first half of 2013, respectively.

The provision for loan and lease losses in the second quarter was primarily attributable to net loan charge-offs of $1.6 million and the $96.7 million increase in our loans and leases portfolio.

Other Operating Income

Total other operating income of $12.0 million for the second quarter of 2014 decreased by $5.8 million, or 32.6%, from the comparable prior year period. The decrease from the year-ago quarter was primarily due to the sale of a foreclosed property in the second quarter of 2013 at a gain of $7.2 million and lower net gains on sales of residential mortgage loans of $1.7 million, partially offset by higher unrealized gains on loans held for sale and interest rate locks of $1.3 million.

For the six months ended June 30, 2014, total other operating income of $22.1 million decreased by $8.7 million, or 28.2%, from the comparable prior year period. The decrease was primarily due to the prior year $7.2 million gain on sale of foreclosed asset and lower net gains on sales of residential mortgage loans of $4.6 million, partially offset by higher service charges on deposit accounts of $0.8 million, income recovered on nonaccrual loans previously written-off of $0.6 million, and higher income from bank-owned life insurance of $0.6 million.

Other Operating Expense

Total other operating expense for the second quarter of 2014 was $32.9 million, compared to $35.0 million in the comparable prior year period. The decrease from the year-ago quarter was primarily attributable to lower salaries and employee benefits of $1.7 million, lower provision for losses on residential mortgage loan repurchases of $1.1 million, lower amortization of intangible assets of $0.8 million, and lower foreclosed asset expense of $0.7 million, partially offset by a higher provision for unfunded loan commitments of $1.3 million, higher computer software expense of $0.4 million, and higher legal and professional services of $0.3 million.

For the six months ended June 30, 2014, total other operating expense was $64.8 million, compared to $67.8 million in the comparable prior year period. The decrease was primarily attributable to lower salaries and employee benefits of $2.8 million, lower amortization of intangible assets of $1.8 million, and lower foreclosed asset expense of $0.9 million, partially offset by a lower credit to the reserve for unfunded loan commitments of $2.4 million and higher computer software expense of $0.8 million.

Income Taxes

In the first quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against our net DTA during the third quarter of 2009. The valuation allowance was established during 2009 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $119.8 million in the first quarter of 2013. In the second quarter of 2013, the Company recorded income tax expense of $1.9 million.

In the second quarter of 2014, the Company recorded income tax expense of $3.9 million. For the six months ended June 30, 2014, the Company recorded income tax expense of $9.4 million. As of June 30, 2014, the remaining valuation allowance on our net DTA totaled $2.9 million. Net of this valuation allowance, as of June 30, 2014, the Company’s net DTA totaled $114.6 million, compared to a net DTA of $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2014 of $4.73 billion decreased by $13.4 million from $4.74 billion at December 31, 2013.

Investment Securities

Investment securities of $1.47 billion at June 30, 2014 decreased by $185.9 million, or 11.2%, from December 31, 2013. In the second quarter of 2014, $162.2 million in available-for-sale securities were sold as part of a balance sheet optimization strategy designed to improve our interest rate risk profile. Investment securities sold in the second quarter had a weighted average life of 5.7 years, average yield of 2.68% and resulted in a gain of $0.2 million.

Loans and Leases

Loans and leases, net of deferred income/costs, of $2.79 billion at June 30, 2014 increased by $163.6 million, or 6.2%, from December 31, 2013. The increase was due to an increase in the residential mortgage, commercial, construction, and consumer loan portfolios of $90.3 million, $34.0 million, $24.3 million, and $22.2 million, respectively, partially offset by a decrease in the commercial mortgage loan and leases portfolios of $5.0 million and $2.2 million, respectively. The net increase in the portfolio also reflect the transfer of three portfolio loans to other real estate totaling $1.5 million and charge-offs of loans and leases totaling $4.0 million.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$16,657	$3,533
Real estate:
Construction	373	4,015
Mortgage-residential	13,608	20,271
Mortgage-commercial	6,236	13,769
Total nonaccrual loans	36,874	41,588

Other real estate:
Real estate:
Construction	3,048	3,770
Mortgage - residential	2,041	1,184
Mortgage - commercial	158	209
Other real estate	5,247	5,163
Total nonperforming assets	42,121	46,751

Accruing loans delinquent for 90 days or more:
Real estate-mortgage-residential	99	-
Consumer	20	-
Leases	-	15
Total accruing loans delinquent for 90 days or more	119	15

Restructured loans still accruing interest:
Commercial, financial and agricultural	384	406
Real estate:
Construction	944	3,857
Mortgage-residential	18,456	16,508
Mortgage-commercial	10,941	2,502
Total restructured loans still accruing interest	30,725	23,273

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$72,965	$70,039

Total nonaccrual loans as a percentage of loans and leases	1.32%	1.58%

Total nonperforming assets as a percentage of loans and leases
and other real estate	1.50%	1.77%

Total nonperforming assets and accruing loans delinquent for 90 days
or more as a percentage of loans and leases and other real estate	1.51%	1.77%

Total nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest as a
percentage of loans and leases and other real estate	2.61%	2.66%

Year-to-date changes in nonperforming assets:
Balance at December 31, 2013	$46,751
Additions	17,485
Reductions
Payments	(6,578)
Return to accrual status	(14,027)
Sales of foreclosed real estate	(1,471)
Charge-offs/writedowns	(39)
Total reductions	(22,115)
Balance at June 30, 2014	$42,121

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $42.1 million at June 30, 2014, compared to $46.8 million at December 31, 2013. There were no nonperforming loans classified as held for sale at June 30, 2014 and December 31, 2013. The decrease in nonperforming assets from December 31, 2013 was attributable to $14.0 million in loans restored to accrual status, $6.6 million in repayments, and $1.5 million in sales of foreclosed properties, partially offset by $17.5 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland commercial assets totaling $7.2 million, Hawaii residential mortgage assets totaling $5.8 million, Hawaii construction assets totaling $3.7 million, U.S. Mainland construction assets totaling $0.6 million, Hawaii commercial assets totaling $0.5 million, and Hawaii commercial mortgage assets of $0.4 million, offset by a net increase in U.S. Mainland commercial assets totaling $13.6 million. The net decrease in U.S. Mainland commercial mortgage assets included the restoration of an $8.8 million loan to accrual status. The net increase in U.S. Mainland commercial assets included the addition of two loans to a single borrower to nonaccrual status totaling $13.6 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2014 consisted of 38 Hawaii residential mortgage loans with a combined principal balance of $7.9 million, a Hawaii commercial loan with a principal balance of $0.5 million, and two Hawaii construction and development loans with a combined principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $30.7 million of TDRs still accruing interest at June 30, 2014, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$83,162	$86,806	$83,820	$96,413

Provision (credit) for loan and lease losses	1,995	(227)	679	(6,788)

Charge-offs:
Commercial, financial and agricultural	1,482	1,597	1,555	1,841
Real estate:
Construction	-	277	-	355
Mortgage-residential	102	380	139	794
Mortgage-commercial	1,041	-	1,041	3,674
Consumer	671	242	1,251	557
Leases	-	-	8	-
Total charge-offs	3,296	2,496	3,994	7,221

Recoveries:
Commercial, financial and agricultural	546	170	1,152	662
Real estate:
Construction	342	1,747	744	2,232
Mortgage-residential	529	243	623	474
Mortgage-commercial	13	703	26	957
Consumer	305	157	544	373
Leases	3	2	5	3
Total recoveries	1,738	3,022	3,094	4,701

Net charge-offs (recoveries)	1,558	(526)	900	2,520

Balance at end of period	$83,599	$87,105	$83,599	$87,105

Annualized ratio of net charge-offs (recoveries)
to average loans and leases	0.23%	(0.09)%	0.07%	0.22%

Our Allowance at June 30, 2014 totaled $83.6 million, a decrease of $0.2 million, or 0.3%, from December 31, 2013. The decrease in our Allowance was a direct result of net loan charge-offs of $0.9 million offset by a debit to the Provision of $0.7 million.

Our Allowance as a percentage of our total loan portfolio decreased from 3.19% at December 31, 2013 to 2.99% at June 30, 2014. Our Allowance as a percentage of our nonperforming assets increased from 179.29% at December 31, 2013 to 198.47% at June 30, 2014.

Depending on the overall performance of the local and national economies, the strength of the Hawaii real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen signs of stabilization, we cannot determine when, or if, the challenging economic conditions that we experienced over the past four years will improve and whether or not recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Deposits

Total deposits of $4.00 billion at June 30, 2014 reflected an increase of $66.4 million, or 1.7%, from December 31, 2013. The increase was primarily attributable to increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings and money market deposits of $71.6 million, $28.2 million, and $14.2 million, respectively. These increases were partially offset by a decrease in time deposits of $47.6 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.19 billion at June 30, 2014 and increased by $100.8 million from December 31, 2013.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, need for raising additional capital or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common Stock

Shareholders’ equity totaled $564.6 million at June 30, 2014, compared to $660.1 million at December 31, 2013. The decrease in total shareholders’ equity was attributable to: 1) the purchase of 3,405,888 shares for a total cost of $68.8 million, excluding fees and expenses related to a tender offer, 2) the purchase of 2,782,178 shares for a total cost of $56.2 million, excluding fees and expenses related to repurchase agreements with our two largest shareholders, 3) the repurchase of 181,200 shares of common stock, at a cost of $3.4 million, under our repurchase program, and 4) cash dividends paid of $6.3 million, partially offset by $19.0 million and $20.3 million in net income and other comprehensive income, respectively, recognized during the first half of 2014. Since the beginning of the year, we have repurchased approximately 15.13% of our common stock outstanding.

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

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2014, the bank had Statutory Retained Earnings of $119.6 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. CPF had sufficient cash on hand to fund the 2013 dividends, thus the bank did not pay a dividend to CPF. On July 23, 2014, the Company’s Board of Directors declared a fifth consecutive quarterly cash dividend of $0.10 per share, an increase from $0.08 per share in the second quarter of 2014, on the Company’s outstanding common stock, payable on September 15, 2014 to shareholders of record at the close of business on August 29, 2014.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program. A total of $26.6 million remained available for repurchase under the 2014 Repurchase Plan at June 30, 2014.

On March 21, 2014, CPF received its first dividend from the bank since September 2008 of $125.0 million in order to meet its obligations under the Tender Offer and Private Repurchases. In the second quarter of 2014, CPF received dividends from the bank totaling $16.1 million. As of June 30, 2014, on a stand-alone basis, CPF had an available cash balance of approximately $24.3 million in order to meet its ongoing obligations.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (“Trust I”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company called the remaining $5.0 million in trust preferred securities of Trust I. On April 7, 2014, $0.5 million in common stock of Trust I were called and no shares remained outstanding.

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization to be in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in our Form 10-K “Business — Supervision and Regulation.”

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of June 30, 2014 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At June 30, 2014:
Leverage capital	$538,236	11.6%	$185,016	4.0%	$231,271	5.0%
Tier 1 risk-based capital	538,236	17.1	126,211	4.0	189,316	6.0
Total risk-based capital	578,295	18.3	252,422	8.0	315,527	10.0

At December 31, 2013:
Leverage capital	$632,724	13.7%	$184,995	4.0%	$231,244	5.0%
Tier 1 risk-based capital	632,724	20.3	124,854	4.0	187,282	6.0
Total risk-based capital	672,374	21.5	249,709	8.0	312,136	10.0

Central Pacific Bank
At June 30, 2014:
Leverage capital	$515,865	11.2%	$184,960	4.0%	$231,199	5.0%
Tier 1 risk-based capital	515,865	16.4	126,117	4.0	189,175	6.0
Total risk-based capital	555,839	17.6	252,234	8.0	315,292	10.0

At December 31, 2013:
Leverage capital	$610,753	13.2%	$184,736	4.0%	$230,920	5.0%
Tier 1 risk-based capital	610,753	19.6	124,608	4.0	186,912	6.0
Total risk-based capital	650,273	20.9	249,216	8.0	311,520	10.0

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

The bank is a member of and maintained a $927.7 million line of credit with the FHLB as of June 30, 2014. Short-term and long-term borrowings under this arrangement totaled $29.0 million and $5,400 at June 30, 2014, respectively, compared to $8.0 million and $14,000 at December 31, 2013, respectively.

As of June 30, 2014, the bank’s pledged assets to the FHLB included investment securities with a fair value of $1.2 million and certain real estate loans totaling $1.4 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $45.0 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at June 30, 2014 and December 31, 2013. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $77.0 million at June 30, 2014. The Federal Reserve does not have the right to sell or repledge these loans.

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

We cannot provide any assurance on whether or when the Company and the bank will be in full compliance with the Compliance MOU or whether or when the Compliance MOU will be terminated. Even if terminated, we may still be subject to other agreements with regulators that restrict our activities and may also impose higher capital ratios or other requirements on our business. The requirements and restrictions of the Compliance MOU are judicially enforceable and the Company or the bank's failure to comply with such requirements and restrictions may subject the Company and the bank to additional regulatory restrictions including: the imposition of additional regulatory requirements or orders; limitations on our activities; the imposition of civil monetary penalties; and further directives which affect our business, including, in the most severe circumstances, termination of the bank’s deposit insurance or appointment of a conservator or receiver for the bank.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2014 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the second quarter of 2014, we discovered that common stock that was not registered with the SEC was sold to certain participants, through their investment in our unitized common stock fund, in the Central Pacific Bank 401(k) Retirement Savings Plan (the “Plan”). Under terms of the Plan, participants may invest Plan contributions for an interest in the common stock fund which is primarily comprised of shares of our common stock, and to a lesser extent, cash. The unregistered shares of our common stock held in the common stock fund are purchased by our Plan trustee from the open market; hence, these purchases do not represent any additional equity dilution of our outstanding shares. We do not receive any proceeds from these transactions.

Under applicable federal securities laws, certain participants may have a right to rescind, and to require us to repurchase, their purchases of our common stock (through their investment in the common stock fund) for an amount equal to the price paid for the securities, plus interest. Generally, the federal statute of limitations applicable to such rescission rights is one year. Additionally, we may be subject to potential civil and other penalties by regulatory authorities as a result of this registration issue.

Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of June 30, 2014, we estimate that there were 6,053 shares of our common stock in the Plan that were purchased within a one-year period that would potentially be subject to rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.

On June 18, 2014, we filed a new registration statement on Form S-8 to register 250,000 shares for future sales of our common stock through our common stock fund under the Plan.

Issuer Purchases of Equity Securities

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program. A total of $26.6 million remained available for repurchase under the 2014 Repurchase Plan at June 30, 2014. The table below sets forth certain information concerning repurchases of our securities during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

			Total Number of	Maximum	Dollar Value of	Maximum Dollar
	Total		Shares Purchased	Number of Shares	Shares Purchased	Value of Shares
	Number	Average	as Part of Publicly	that May Yet Be	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Program	Programs	the Program

April 1-30	2,782,178	$20.20	2,782,178	-	$-	$-
May 1-31	166,200	18.78	-	-	3,121,844	26,878,156
June 1-30	15,000	19.32	-	-	289,782	26,588,374

Total	2,963,378	$20.12	2,782,178	-	$3,411,626	$26,588,374

Item 6. Exhibits
Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 7, 2014	/s/ John C. Dean
John C. Dean
Chief Executive Officer

Date: August 7, 2014	/s/ Denis K. Isono
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