Form 10-Q
period 2014-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2014-11-04
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares outstanding of registrant’s common stock, no par value, on October 30, 2014 was 35,903,230 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

Table of Contents

Part I.	Financial Information

Item I.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2014 and December 31, 2013

Consolidated Statements of Income Three and nine months ended September 30, 2014 and 2013

Consolidated Statements of Comprehensive Income Three and nine months ended September 30, 2014 and 2013

Consolidated Statements of Changes in Equity Nine months ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows Nine months ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: an increase in inventory or adverse conditions in the Hawaii and California real estate markets and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any further destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain skilled employees; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and due from banks	$76,047	$45,092
Interest-bearing deposits in other banks	14,074	4,256
Investment securities:
Available for sale, at fair value	1,184,564	1,407,999
Held to maturity, at amortized cost (fair value of $235,929
at September 30, 2014 and $238,705 at December 31, 2013)	242,141	252,047
Total investment securities	1,426,705	1,660,046

Loans held for sale	5,352	12,370

Loans and leases	2,874,755	2,630,601
Allowance for loan and lease losses	(82,838)	(83,820)
Net loans and leases	2,791,917	2,546,781

Premises and equipment, net	49,092	49,039
Accrued interest receivable	12,722	14,072
Investment in unconsolidated subsidiaries	7,548	9,127
Other real estate	3,596	5,163
Other intangible assets	30,498	32,783
Bank-owned life insurance	151,524	149,604
Federal Home Loan Bank stock	44,457	46,193
Other assets	136,737	166,672
Total assets	$4,750,269	$4,741,198

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$996,033	$891,017
Interest-bearing demand	802,336	728,619
Savings and money market	1,229,576	1,207,016
Time	1,020,151	1,109,521
Total deposits	4,048,096	3,936,173

Short-term borrowings	-	8,015
Long-term debt	92,785	92,799
Other liabilities	40,346	44,037
Total liabilities	4,181,227	4,081,024

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding
none at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 35,903,230
and 42,107,633 shares at September 30, 2014 and December 31, 2013, respectively	655,219	784,547
Surplus	77,598	75,498
Accumulated deficit	(166,740)	(184,087)
Accumulated other comprehensive income (loss)	2,965	(15,845)
Total shareholders' equity	569,042	660,113
Non-controlling interest	-	61
Total equity	569,042	660,174
Total liabilities and equity	$4,750,269	$4,741,198

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$28,364	$26,414	$83,287	$77,362
Interest and dividends on investment securities:
Taxable interest	7,744	8,114	25,716	22,518
Tax-exempt interest	1,002	992	2,996	3,059
Dividends	8	5	10	16
Interest on deposits in other banks	9	21	24	178
Dividends on Federal Home Loan Bank stock	12	12	35	12
Total interest income	37,139	35,558	112,068	103,145

Interest expense:
Interest on deposits:
Demand	96	91	277	259
Savings and money market	225	227	672	663
Time	629	671	1,880	2,150
Interest on short-term borrowings	10	3	82	3
Interest on long-term debt	647	795	1,923	2,457
Total interest expense	1,607	1,787	4,834	5,532

Net interest income	35,532	33,771	107,234	97,613
Provision (credit) for loan and lease losses	(1,722)	(3,189)	(1,043)	(9,977)
Net interest income after provision for loan and lease losses	37,254	36,960	108,277	107,590

Other operating income:
Service charges on deposit accounts	2,070	1,776	6,052	4,950
Loan servicing fees	1,446	1,509	4,338	4,578
Other service charges and fees	2,886	3,422	8,912	9,326
Income from fiduciary activities	797	724	2,687	2,107
Equity in earnings of unconsolidated subsidiaries	11	513	422	733
Fees on foreign exchange	118	149	351	348
Investment securities gains	-	-	240	-
Income from bank-owned life insurance	810	611	2,246	1,492
Loan placement fees	35	81	356	408
Net gain on sales of residential loans	1,685	1,476	4,151	8,492
Net gain on sales of foreclosed assets	218	276	962	8,528
Other	1,387	1,393	2,894	1,810
Total other operating income	11,463	11,930	33,611	42,772

Other operating expense:
Salaries and employee benefits	16,552	19,167	50,536	55,944
Net occupancy	4,051	3,802	11,375	10,651
Equipment	953	952	2,694	2,788
Amortization of other intangible assets	1,328	1,637	3,886	5,994
Communication expense	925	907	2,693	2,727
Legal and professional services	1,786	2,155	5,826	6,410
Computer software expense	1,659	1,056	4,592	3,182
Advertising expense	673	601	2,037	2,141
Foreclosed asset expense	1,355	(12)	1,443	993
Other	5,964	6,247	14,982	13,435
Total other operating expense	35,246	36,512	100,064	104,265

Income before income taxes	13,471	12,378	41,824	46,097
Income tax expense (benefit)	5,241	2,174	14,636	(115,683)
Net income	$8,230	$10,204	$27,188	$161,780

Per common share data:
Basic earnings per share	$0.23	$0.24	$0.72	$3.86
Diluted earnings per share	0.23	0.24	0.71	3.83
Cash dividends declared	0.10	0.08	0.26	0.08
Shares used in computation:
Basic shares	35,863	42,028	37,943	41,934
Diluted shares	36,353	42,421	38,440	42,263

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income	$8,230	$10,204	$27,188	$161,780
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	(1,665)	2,667	18,221	(25,256)
Net change in unrealized loss on derivatives	-	-	-	10,993
Defined benefit plans	212	375	589	1,375
Other comprehensive income (loss), net of tax	(1,453)	3,042	18,810	(12,888)
Comprehensive income	$6,777	$13,246	$45,998	$148,892

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

						Accumulated
	Common					Other	Non-
	Shares	Preferred	Common		Accumulated	Comprehensive	Controlling
	Outstanding	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2013	42,107,633	$-	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	-	-	-	-	27,188	-	-	27,188
Other comprehensive income	-	-	-	-	-	18,810	-	18,810
Cash dividends paid ($0.26 per share)	-	-	-	-	(9,841)	-	-	(9,841)
1,118 net shares of common stock sold
by directors' deferred compensation plan	-	-	(11)	-	-	-	-	(11)
6,369,266 shares of common stock
repurchased and other related costs	(6,369,266)	-	(129,391)	-	-	-	-	(129,391)
Share-based compensation	164,863	-	74	2,100	-	-	-	2,174
Non-controlling interests	-	-	-	-	-	-	(61)	(61)
Balance at September 30, 2014	35,903,230	$-	$655,219	$77,598	$(166,740)	$2,965	$-	$569,042

Balance at December 31, 2012	42,088,976	$-	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	-	-	-	-	161,780	-	-	161,780
Other comprehensive loss	-	-	-	-	-	(12,888)	-	(12,888)
Cash dividends paid ($0.08 per share)	-	-	-	-	(3,367)	-	-	(3,367)
1,782 net shares of common stock purchased
by directors' deferred compensation plan	-	-	(39)	-	-	-	-	(39)
Share-based compensation	2,204	-	-	3,168	-	-	-	3,168
Non-controlling interests	-	-	-	-	-	-	(9,897)	(9,897)
Balance at September 30, 2013	42,091,180	$-	$784,473	$73,735	$(191,014)	$(13,718)	$60	$653,536

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$27,188	$161,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(1,043)	(9,977)
Depreciation and amortization	4,372	4,528
Write down of other real estate, net of gain on sale	529	(7,989)
Amortization of other intangible assets	3,886	5,994
Net amortization of investment securities	6,111	10,766
Share-based compensation	2,100	3,168
Net gain on investment securities	(240)	-
Net gain on sales of residential loans	(4,151)	(8,492)
Proceeds from sales of loans held for sale	279,641	545,199
Originations of loans held for sale	(268,472)	(510,861)
Equity in earnings of unconsolidated subsidiaries	(422)	(733)
Increase in cash surrender value of bank-owned life insurance	(2,402)	(1,492)
Deferred income taxes	14,701	(115,683)
Premium paid on repurchases of preferred stock of subsidiaries	-	1,895
Net change in other assets and liabilities	702	(8,425)
Net cash provided by operating activities	62,500	69,678

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	104,784	387,409
Proceeds from sales of investment securities available for sale	162,470	-
Purchases of investment securities available for sale	(18,993)	(501,502)
Proceeds from maturities of and calls on investment securities held to maturity	12,046	9,980
Purchases of investment securities held to maturity	(2,443)	(4,595)
Net loan originations	(183,197)	(258,612)
Purchase of loan portfolio	(62,648)	(37,104)
Proceeds from sales of loans originated for investment	-	10,679
Proceeds from sale of other real estate	2,790	16,375
Proceeds from bank-owned life insurance	481	-
Purchases of premises and equipment	(4,425)	(3,920)
Distributions from unconsolidated subsidiaries	470	553
Contributions to unconsolidated subsidiaries	466	(9,050)
Proceeds from redemption of FHLB stock	1,736	1,302
Net cash provided by (used in) investing activities	13,537	(388,485)

Cash flows from financing activities:
Net increase in deposits	111,923	225,492
Repayments of long-term debt	(14)	(13)
Net increase (decrease) in short-term borrowings	(8,015)	28,000
Cash dividends paid on common stock	(9,841)	(3,367)
Repurchases of common stock and other related costs	(129,391)	-
Repurchases of preferred stock of subsidiaries	-	(11,781)
Net proceeds from issuance of common stock and stock option exercises	74	-
Net cash provided by (used in) financing activities	(35,264)	238,331

Net increase (decrease) in cash and cash equivalents	40,773	(80,476)
Cash and cash equivalents at beginning of period	49,348	177,375
Cash and cash equivalents at end of period	$90,121	$96,899

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,796	$17,436
Income taxes	-	5
Cash received during the period for:
Income taxes	79	-
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$11	$39
Net reclassification of loans to other real estate	1,752	3,461
Net transfer of investment securities available for sale to held to maturity	-	101,669

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

2.   REGULATORY MATTERS

On October 9, 2012, the bank entered into a Memorandum of Understanding (the “Compliance MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank believes it has fully complied with all of the requirements of the Compliance MOU. In addition, the bank received an “Outstanding” rating in the FDIC’s 2012 Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

4.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
At September 30, 2014:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$242,141	$63	$(6,275)	$235,929

Available for Sale:
Debt securities:
States and political subdivisions	$191,553	$1,844	$(3,238)	$190,159
Corporate securities	84,331	1,427	(206)	85,552
Mortgage-backed securities:
U.S. Government sponsored entities	737,504	8,780	(5,745)	740,539
Non-agency collateralized mortgage obligations	165,518	3,320	(1,377)	167,461
Other	743	110	-	853
Total	$1,179,649	$15,481	$(10,566)	$1,184,564

At December 31, 2013:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$252,047	$-	$(13,342)	$238,705

Available for Sale:
Debt securities:
States and political subdivisions	$191,158	$305	$(12,106)	$179,357
Corporate securities	157,337	1,878	(1,120)	158,095
Mortgage-backed securities:
U.S. Government sponsored entities	936,144	7,085	(15,603)	927,626
Non-agency collateralized mortgage obligations	147,902	81	(5,937)	142,046
Other	755	120	-	875
Total	$1,433,296	$9,469	$(34,766)	$1,407,999

The amortized cost and estimated fair value of investment securities at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortage-backed securities	$242,141	$235,929

Available for Sale
Due in one year or less	$3,471	$3,471
Due after one year through five years	53,494	54,842
Due after five years through ten years	99,948	99,847
Due after ten years	118,971	117,551
Mortage-backed securities	903,022	908,000
Other	743	853
Total	$1,179,649	$1,184,564

We sold certain available for sale investment securities during the second quarter of 2014 for gross proceeds of $162.5 million. Gross realized gains and losses on the sales of the available for sale investment securities were $0.9 million and $0.7 million, respectively. The specific identification method was used as the bases for determining the cost of all securities sold. We did not sell any available for sale securities during the first and third quarters of 2014 and the first nine months of 2013.

Investment securities of $894.1 million and $914.1 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings. None of these securities were pledged to a secured party that has the right to sell or repledge the collateral as of the same periods.

Provided below is a summary of the 218 and 321 investment securities which were in an unrealized loss position at September 30, 2014 and December 31, 2013, respectively.
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2014:
Debt securities:
States and political subdivisions	$16,780	$(192)	$85,566	$(3,046)	$102,346	$(3,238)
Corporate securities	12,732	(75)	8,354	(131)	21,086	(206)
Mortgage-backed securities:
U.S. Government sponsored entities	100,487	(577)	461,952	(11,443)	562,439	(12,020)
Non-agency collateralized mortgage obligations	14,800	(52)	47,194	(1,325)	61,994	(1,377)
Total temporarily impaired securities	$144,799	$(896)	$603,066	$(15,945)	$747,865	$(16,841)

At December 31, 2013:
Debt securities:
States and political subdivisions	$137,176	$(8,985)	$32,747	$(3,121)	$169,923	$(12,106)
Corporate securities	75,368	(1,120)	-	-	75,368	(1,120)
Mortgage-backed securities:
U.S. Government sponsored entities	909,585	(28,386)	4,848	(559)	914,433	(28,945)
Non-agency collateralized mortgage obligations	129,991	(5,937)	-	-	129,991	(5,937)
Total temporarily impaired securities	$1,252,120	$(44,428)	$37,595	$(3,680)	$1,289,715	$(48,108)

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

5.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Commercial, financial and agricultural	$441,697	$398,365
Real estate:
Construction	109,617	75,927
Mortgage - residential	1,249,717	1,135,155
Mortgage - commercial	697,448	703,800
Consumer	371,693	311,670
Leases	3,691	6,241
	2,873,863	2,631,158
Net deferred costs (income)	892	(557)
Total loans and leases	$2,874,755	$2,630,601

During the nine months ended September 30, 2014, we foreclosed on four loans with a carrying value of $1.8 million. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold during the nine months ended September 30, 2014. In May 2014, we purchased participation interests in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 71 months. During the nine months ended September 30, 2014, we also purchased participation interests in student loans totaling $51.5 million, which represented the outstanding balance at the time of purchase. At the time of purchase, the student loans had a weighted average remaining term of 123 months.

During the nine months ended September 30, 2013, we foreclosed on nine loans with a carrying value of $3.5 million. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold during the nine months ended September 30, 2013. In June 2013, we purchased an auto loan portfolio for $21.6 million, which included a $0.8 million premium over the $20.8 million outstanding balance. At the time of purchase, the auto loan portfolio had a weighted average remaining term of 76 months. During the nine months ended September 30, 2013, we also purchased participation interests in student loans totaling $15.5 million, which represented the outstanding balance at the time of purchase. At the time of purchases, the student loans had a weighted average remaining term of 122 months.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of September 30, 2014 and December 31, 2013:

	Commercial,	Real Estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
September 30, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$2,778	$-	$-	$-	$-	$-	$2,778
Collectively evaluated for impairment	9,086	14,897	19,269	24,527	8,269	12	76,060
	11,864	14,897	19,269	24,527	8,269	12	78,838
Unallocated							4,000
Total ending balance	$11,864	$14,897	$19,269	$24,527	$8,269	$12	$82,838

Loans and leases:
Individually evaluated for impairment	$15,998	$5,017	$30,671	$23,727	$-	$-	$75,413
Collectively evaluated for impairment	425,699	104,600	1,219,046	673,721	371,693	3,691	2,798,450
	441,697	109,617	1,249,717	697,448	371,693	3,691	2,873,863
Net deferred costs (income)	634	(377)	2,091	(874)	(582)	-	892
Total ending balance	$442,331	$109,240	$1,251,808	$696,574	$371,111	$3,691	$2,874,755

December 31, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$349	$-	$-	$-	$-	$-	$349
Collectively evaluated for impairment	12,847	2,774	25,272	29,947	6,576	55	77,471
	13,196	2,774	25,272	29,947	6,576	55	77,820
Unallocated							6,000
Total ending balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$83,820

Loans and leases:
Individually evaluated for impairment	$3,939	$8,065	$36,779	$16,271	$-	$-	$65,054
Collectively evaluated for impairment	394,426	67,862	1,098,376	687,529	311,670	6,241	2,566,104
	398,365	75,927	1,135,155	703,800	311,670	6,241	2,631,158
Net deferred costs (income)	351	(311)	1,418	(1,033)	(982)	-	(557)
Total ending balance	$398,716	$75,616	$1,136,573	$702,767	$310,688	$6,241	$2,630,601

The following table presents by class, impaired loans as of September 30, 2014 and December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
September 30, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$3,113	$3,113	$-
Real estate:
Construction	11,404	5,017	-
Mortgage - residential	33,909	30,671	-
Mortgage - commercial	30,850	23,727	-
Total impaired loans with no related allowance recorded	79,276	62,528	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	14,353	12,885	2,778
Total impaired loans with an allowance recorded	14,353	12,885	2,778
Total	$93,629	$75,413	$2,778

December 31, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,069	$1,040	$-
Real estate:
Construction	14,451	8,065	-
Mortgage - residential	41,117	36,779	-
Mortgage - commercial	22,353	16,271	-
Total impaired loans with no related allowance recorded	78,990	62,155	-
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,367	2,899	349
Total impaired loans with an allowance recorded	4,367	2,899	349
Total	$83,357	$65,054	$349

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial
& agricultural	$16,377	$6	$4,104	$6	$14,031	$17	$4,189	$18
Real estate:
Construction	5,088	43	20,812	942	5,712	119	28,149	1,409
Mortgage - residential	31,460	85	36,151	15	33,762	522	38,840	343
Mortgage - commercial	19,195	137	19,513	350	17,147	252	22,355	532
Leases	-	-	-	-	-	-	43	-
Total	$72,120	$271	$80,580	$1,313	$70,652	$910	$93,576	$2,302

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of September 30, 2014 and December 31, 2013:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
September 30, 2014
Commercial, financial &
agricultural	$633	$151	$-	$15,625	$16,409	$425,922	$442,331
Real estate:
Construction	-	-	-	324	324	108,916	109,240
Mortgage - residential	199	1,168	-	12,691	14,058	1,237,750	1,251,808
Mortgage - commercial	-	273	-	13,056	13,329	683,245	696,574
Consumer	1,115	494	62	-	1,671	369,440	371,111
Leases	-	-	-	-	-	3,691	3,691
Total	$1,947	$2,086	$62	$41,696	$45,791	$2,828,964	$2,874,755

December 31, 2013
Commercial, financial &
agricultural	$50	$-	$-	$3,533	$3,583	$395,133	$398,716
Real estate:
Construction	-	120	-	4,015	4,135	71,481	75,616
Mortgage - residential	3,898	1,885	-	20,271	26,054	1,110,519	1,136,573
Mortgage - commercial	544	-	-	13,769	14,313	688,454	702,767
Consumer	577	92	-	-	669	310,019	310,688
Leases	-	-	15	-	15	6,226	6,241
Total	$5,069	$2,097	$15	$41,588	$48,769	$2,581,832	$2,630,601

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2014 consisted of 39 Hawaii residential mortgage loans with a combined principal balance of $7.6 million, a Hawaii commercial loan with a principal balance of $0.4 million, and a Hawaii construction and development loan with a principal balance of $0.2 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $29.9 million of TDRs still accruing interest at September 30, 2014, none of which were more than 90 days delinquent. At December 31, 2013, there were $23.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect to our provision for loan and lease losses expense (the “Provision”) and the Allowance during the three and nine months ended September 30, 2014.

The following table presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2014 and 2013.

	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
	(Dollars in thousands)
Three Months Ended September 30, 2014
Real estate mortgage - residential	3	$220	$-

Three Months Ended September 30, 2013
Real estate:
Mortgage - residential	1	$241	$-
Mortgage - commercial	1	9,099	-
Total	2	$9,340	$-

Nine Months Ended September 30, 2014
Real estate mortgage - residential	12	$806	$-

Nine Months Ended September 30, 2013
Commercial, financial & agricultural	1	$564	$-
Real estate:
Construction	1	184	-
Mortgage - residential	4	1,860	-
Mortgage - commercial	1	9,099	-
Total	7	$11,707	$-

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the nine months ended September 30, 2013. No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2014 and the three months ended September 30, 2013.

	Nine Months Ended
	September 30, 2013
	Number of Contracts	Recorded Investment (as of Period End)
	(Dollars in thousands)

Real estate mortgage - residential	1	$354

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

Loans and leases not meeting the criteria above are considered to be pass rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
September 30, 2014
Commercial, financial & agricultural	$412,141	$10,361	$19,195	$441,697	$634	$442,331
Real estate:
Construction	105,739	-	3,878	109,617	(377)	109,240
Mortgage - residential	1,235,974	437	13,306	1,249,717	2,091	1,251,808
Mortgage - commercial	660,795	4,909	31,744	697,448	(874)	696,574
Consumer	371,381	-	312	371,693	(582)	371,111
Leases	3,691	-	-	3,691	-	3,691
Total	$2,789,721	$15,707	$68,435	$2,873,863	$892	$2,874,755

December 31, 2013
Commercial, financial & agricultural	$371,285	$21,511	$5,569	$398,365	$351	$398,716
Real estate:
Construction	67,435	4,477	4,015	75,927	(311)	75,616
Mortgage - residential	1,113,363	361	21,431	1,135,155	1,418	1,136,573
Mortgage - commercial	651,761	20,690	31,349	703,800	(1,033)	702,767
Consumer	311,670	-	-	311,670	(982)	310,688
Leases	6,241	-	-	6,241	-	6,241
Total	$2,521,755	$47,039	$62,364	$2,631,158	$(557)	$2,630,601

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2014 and December 31, 2013, we did not have any loans that we considered to be subprime.

6.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Agricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended September 30, 2014
Beginning balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$4,000	$83,599
Provision (credit) for loan
and lease losses	(760)	(1,728)	(173)	(1,372)	2,313	(2)	-	(1,722)
	11,495	13,797	19,025	24,513	9,036	11	4,000	81,877
Charge-offs	408	-	-	-	991	-	-	1,399
Recoveries	777	1,100	244	14	224	1	-	2,360
Net charge-offs (recoveries)	(369)	(1,100)	(244)	(14)	767	(1)	-	(961)
Ending balance	$11,864	$14,897	$19,269	$24,527	$8,269	$12	$4,000	$82,838

Three Months Ended September 30, 2013
Beginning balance	$9,653	$6,460	$23,323	$37,751	$3,848	$70	$6,000	$87,105
Provision (credit) for loan
and lease losses	3,385	(2,505)	1,236	(6,581)	1,292	(16)	-	(3,189)
	13,038	3,955	24,559	31,170	5,140	54	6,000	83,916
Charge-offs	360	3	63	-	466	-	-	892
Recoveries	259	569	91	1,137	146	2	-	2,204
Net charge-offs (recoveries)	101	(566)	(28)	(1,137)	320	(2)	-	(1,312)
Ending balance	$12,937	$4,521	$24,587	$32,307	$4,820	$56	$6,000	$85,228

Nine Months Ended September 30, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan
and lease losses	(1,298)	10,279	(6,731)	(4,419)	3,167	(41)	(2,000)	(1,043)
	11,898	13,053	18,541	25,528	9,743	14	4,000	82,777
Charge-offs	1,963	-	139	1,041	2,242	8	-	5,393
Recoveries	1,929	1,844	867	40	768	6	-	5,454
Net charge-offs (recoveries)	34	(1,844)	(728)	1,001	1,474	2	-	(61)
Ending balance	$11,864	$14,897	$19,269	$24,527	$8,269	$12	$4,000	$82,838

Nine Months Ended September 30, 2013
Beginning balance	$4,987	$4,510	$27,836	$50,574	$2,421	$85	$6,000	$96,413
Provision (credit) for loan
and lease losses	9,230	(2,432)	(2,957)	(16,687)	2,903	(34)	-	(9,977)
	14,217	2,078	24,879	33,887	5,324	51	6,000	86,436
Charge-offs	2,201	358	857	3,674	1,023	-	-	8,113
Recoveries	921	2,801	565	2,094	519	5	-	6,905
Net charge-offs (recoveries)	1,280	(2,443)	292	1,580	504	(5)	-	1,208
Ending balance	$12,937	$4,521	$24,587	$32,307	$4,820	$56	$6,000	$85,228

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was credits of $1.7 million and $1.0 million in the third quarter and first nine months of 2014, respectively, compared to credits of $3.2 million and $10.0 million in the third quarter and first nine months of 2013, respectively.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $3.8 million at September 30, 2014 and December 31, 2013. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2014 and December 31, 2013.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the nine months ended September 30, 2014:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$12,704	$20,079	$32,783
Additions	-	1,601	1,601
Amortization	(2,006)	(1,880)	(3,886)
Balance, end of period	$10,698	$19,800	$30,498

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.7 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, compared to $0.5 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. Amortization of mortgage servicing rights was $0.7 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, compared to $1.0 million and $4.0 million for the three and nine months ended September 30, 2013, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)

Fair market value, beginning of period	$21,399	$22,356
Fair market value, end of period	20,471	20,763
Weighted average discount rate	9.5%	8.0%
Weighted average prepayment speed assumption	12.9	14.2

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
	(Dollars in thousands)

Core deposit premium	$44,642	$(33,944)	$10,698	$44,642	$(31,938)	$12,704
Mortgage servicing rights	56,042	(36,242)	19,800	54,441	(34,362)	20,079
	$100,684	$(70,186)	$30,498	$99,083	$(66,300)	$32,783

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2014, estimated amortization expense for the remainder of fiscal 2014, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2014 (remainder)	$669	$1,021	$1,690
2015	2,674	2,205	4,879
2016	2,674	1,691	4,365
2017	2,674	1,344	4,018
2018	2,007	1,067	3,074
2019	-	843	843
Thereafter	-	11,629	11,629
	$10,698	$19,800	$30,498

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2014, we were a party to interest rate lock and forward sale commitments on $44.7 million and $21.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Fair Value at September 30, 2014	Fair Value at December 31, 2013
(Dollars in thousands)
Interest rate contracts	Other assets /
	other liabilities	$583	$425	$76	$146

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Three Months Ended September 30, 2014
Interest rate contracts	$-

Three Months Ended September 30, 2013
Interest rate contracts	-

Nine Months Ended September 30, 2014
Interest rate contracts	-

Nine Months Ended September 30, 2013
Interest rate contracts	(394)

Amounts recognized in AOCI are net of income taxes. Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended September 30, 2014
Interest rate contracts	Other operating income	$66

Three Months Ended September 30, 2013
Interest rate contracts	Other operating income	1,034

Nine Months Ended September 30, 2014
Interest rate contracts	Other operating income	419

Nine Months Ended September 30, 2013
Interest rate contracts	Other operating income	503

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At September 30, 2014, our bank maintained a $34.4 million line of credit with the Federal Reserve discount window, of which there were no advances outstanding. As of September 30, 2014, certain commercial and commercial real estate loans totaling $73.4 million have been pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

The bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”) and maintained a $934.6 million line of credit with the FHLB as of September 30, 2014. There was no long-term and short-term borrowings under this arrangement at September 30, 2014, compared to long-term and short-term borrowings of $14,000 and $8.0 million at December 31, 2013, respectively. At September 30, 2014 the bank’s pledged assets to the FHLB included investment securities with a fair value of $1.0 million and certain real estate loans totaling $1.5 billion.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (the “Trust”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. CPF placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in the Trust did not represent a variable interest and therefore the Company is not the primary beneficiary of the Trust. As a result, consolidation of the Trust by the Company was not required. In October 2013, the Company called the remaining $5.0 million in trust preferred securities of the Trust and in April 2014, the remaining $0.5 million in common stock of the Trust was called. On August 27, 2014, Trust I was cancelled with the state of Delaware.

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

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2014, the bank had Statutory Retained Earnings of $118.8 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program. We did not repurchase any shares in the third quarter of 2014. A total of $26.6 million remained available for repurchase under the 2014 Repurchase Plan at September 30, 2014.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2014:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2014	835,904	$14.75
Changes during the period:
Granted	191,465	18.58
Vested	(270,040)	14.84
Forfeited	(35,368)	14.62
Nonvested at September 30, 2014	721,961	15.74

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended September 30, 2014
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,562)	$(897)	$(1,665)

Defined benefit plans:
Amortization of net actuarial losses	305	100	205
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	1	4
Defined benefit plans, net	314	102	212

Other comprehensive loss	$(2,248)	$(795)	$(1,453)

Three Months Ended September 30, 2013
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$5,476	$2,809	$2,667

Defined benefit plans:
Amortization of net actuarial losses	617	248	369
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	2	3
Defined benefit plans, net	626	251	375

Other comprehensive income	$6,102	$3,060	$3,042

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Nine Months Ended September 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$29,323	$11,744	$17,579
Less: Reclassification adjustment for losses realized in net income	1,071	429	642
Net unrealized gains on investment securities	30,394	12,173	18,221

Defined benefit plans:
Amortization of net actuarial losses	915	343	572
Amortization of net transition obligation	12	5	7
Amortization of prior service cost	15	5	10
Defined benefit plans, net	942	353	589

Other comprehensive income	$31,336	$12,526	$18,810

Nine Months Ended September 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(38,924)	$(13,668)	$(25,256)

Net unrealized gains on derivatives:
Reclassification adjustment for losses realized in net income	394	(10,599)	10,993

Defined benefit plans:
Amortization of net actuarial losses	1,851	496	1,355
Amortization of net transition obligation	12	3	9
Amortization of prior service cost	15	4	11
Defined benefit plans, net	1,878	503	1,375

Other comprehensive loss	$(36,652)	$(23,764)	$(12,888)

The following table presents the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2014 and 2013:

			Defined	Accumulated Other
	Investment		Benefit	Comprehensive
	Securities	Derivatives	Plans	Income (Loss)
	(Dollars in thousands)
Three Months Ended September 30, 2014
Balance at beginning of period	$10,761	$-	$(6,343)	$4,418

Other comprehensive loss before reclassifications	(1,665)	-	-	(1,665)
Amounts reclassified from AOCI	-	-	212	212
Total other comprehensive income (loss)	(1,665)	-	212	(1,453)

Balance at end of period	$9,096	$-	$(6,131)	$2,965

Three Months Ended September 30, 2013
Balance at beginning of period	$(5,183)	$-	$(11,577)	$(16,760)

Other comprehensive income before reclassifications	2,667	-	-	2,667
Amounts reclassified from AOCI	-	-	375	375
Total other comprehensive income	2,667	-	375	3,042

Balance at end of period	$(2,516)	$-	$(11,202)	$(13,718)

Nine Months Ended September 30, 2014
Balance at beginning of period	$(9,125)	$-	$(6,720)	$(15,845)

Other comprehensive income before reclassifications	17,579	-	-	17,579
Amounts reclassified from AOCI	642	-	589	1,231
Total other comprehensive income	18,221	-	589	18,810

Balance at end of period	$9,096	$-	$(6,131)	$2,965

Nine Months Ended September 30, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive loss before reclassifications	(25,256)	-	-	(25,256)
Amounts reclassified from AOCI	-	10,993	1,375	12,368
Total other comprehensive income (loss)	(25,256)	10,993	1,375	(12,888)

Balance at end of period	$(2,516)	$-	$(11,202)	$(13,718)

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2014 and 2013:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Amortization of defined benefit plan items
Net actuarial losses	$(305)	$(617)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(314)	(626)	Total before tax
	102	251	Tax benefit
Total reclassifications for the period	$(212)	$(375)	Net of tax

	Nine Months Ended September 30,
	2014	2013

Sale of investment securities available for sale	$(1,071)	$-	Investment securities gains
	429	-	Tax benefit
	$(642)	$-	Net of tax

Unrealized losses on derivatives	$-	$(394)	Interest income
	-	(10,599)	Tax expense
	$-	$(10,993)	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(915)	$(1,851)	(1)
Net transition obligation	(12)	(12)	(1)
Prior service cost	(15)	(15)	(1)
	(942)	(1,878)	Total before tax
	353	503	Tax benefit
	$(589)	$(1,375)	Net of tax

Total reclassifications for the period	$(1,231)	$(12,368)	Net of tax

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

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Interest cost	$366	$348	$1,098	$1,044
Expected return on assets	(524)	(470)	(1,572)	(1,410)
Amortization of net actuarial losses	304	599	912	1,797
Net periodic cost	$146	$477	$438	$1,431

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Interest cost	$113	$103	$339	$309
Amortization of net transition obligation	4	4	12	12
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial losses	1	18	3	54
Net periodic cost	$123	$130	$369	$390

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

The Company recorded income tax expense of $5.2 million and $14.6 million in the third quarter and first nine months of 2014, respectively. Income tax expense in the third quarter of 2014 included a 2013 income tax return true-up adjustment of $0.9 million, which was primarily related to the premium paid on the repurchase of preferred stock of our two real estate investment trust subsidiaries in the third quarter of 2013. As of September 30, 2014, the remaining valuation allowance on our net DTA totaled $2.9 million. Net of this valuation allowance, as of September 30, 2014, the Company’s net DTA totaled $110.1 million, compared to $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

16.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$8,230	$10,204	$27,188	$161,780

Weighted average shares outstanding - basic	35,863	42,028	37,943	41,934
Dilutive effect of employee stock options and awards	490	393	497	309
Dilutive effect of deferred salary restricted stock units	-	-	-	2
Dilutive effect of Treasury warrants	-	-	-	18
Weighted average shares outstanding - diluted	36,353	42,421	38,440	42,263

Basic earnings per share	$0.23	$0.24	$0.72	$3.86
Diluted earnings per share	$0.23	$0.24	$0.71	$3.83

A total of 13,864 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2014, as their effect was antidilutive, compared to 24,937 for the three and nine months ended September 30, 2013.

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

			Fair Value Measurement Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2014
Financial assets
Cash and due from banks	$76,047	$76,047	$76,047	$-	$-
Interest-bearing deposits in other banks	14,074	14,074	14,074	-	-
Investment securities	1,426,705	1,420,493	853	1,406,925	12,715
Loans held for sale	5,352	5,352	-	-	5,352
Net loans and leases	2,791,917	2,745,134	-	72,635	2,672,499
Accrued interest receivable	12,722	12,722	12,722	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	996,033	996,033	996,033	-	-
Interest-bearing demand and savings deposits	2,031,912	2,031,912	2,031,912	-	-
Time deposits	1,020,151	1,022,847	-	-	1,022,847
Long-term debt	92,785	40,579	-	40,579	-
Accrued interest payable (included in other liabilities)	1,078	1,078	1,078	-	-

Off-balance sheet financial instruments
Commitments to extend credit	672,521	3,363	-	3,363	-
Standby letters of credit and financial guarantees written	18,065	135	-	135	-
Interest rate options	44,663	537	-	537	-
Forward interest rate contracts	21,428	(30)	-	(30)	-

December 31, 2013
Financial assets
Cash and due from banks	$45,092	$45,092	$45,092	$-	$-
Interest-bearing deposits in other banks	4,256	4,256	4,256	-	-
Investment securities	1,660,046	1,646,704	875	1,635,311	10,518
Loans held for sale	12,370	12,370	-	-	12,370
Net loans and leases	2,546,781	2,430,282	-	64,705	2,365,577
Accrued interest receivable	14,072	14,072	14,072	-	-

Financial liabilities
Deposits:
Noninterest-bearing deposits	891,017	891,017	891,017	-	-
Interest-bearing demand and savings deposits	1,935,635	1,935,635	1,935,635	-	-
Time deposits	1,109,521	1,111,319	-	-	1,111,319
Short-term debt	8,015	8,015	-	8,015	-
Long-term debt	92,799	39,446	-	39,446	-
Accrued interest payable (included in other liabilities)	1,040	1,040	1,040	-	-

Off-balance sheet financial instruments
Commitments to extend credit	652,717	3,264	-	3,264	-
Standby letters of credit and financial guarantees written	1,023	8	-	8	-
Interest rate options	37,093	69	-	69	-
Forward interest rate contracts	24,244	210	-	210	-

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2014.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$190,159	$-	$177,444	$12,715
Corporate securities	85,552	-	85,552	-
Mortgage-backed securities:
U.S. Government sponsored entities	740,539	-	740,539	-
Non-agency collateralized mortgage obligations	167,461	-	167,461	-
Other	853	853	-	-
Derivatives - Interest rate contracts	507	-	507	-
Total	$1,185,071	$853	$1,171,503	$12,715

December 31, 2013
Available for sale securities:
Debt securities:
States and political subdivisions	$179,357	$-	$168,839	$10,518
Corporate securities	158,095	-	158,095	-
Mortgage-backed securities:
U.S. Government sponsored entities	927,626	-	927,626	-
Non-agency collateralized mortgage obligations	142,046	-	142,046	-
Other	875	875	-	-
Derivatives - Interest rate contracts	279	-	279	-
Total	$1,408,278	$875	$1,396,885	$10,518

For the nine months ended September 30, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale States and Political Subdivisions Debt Securities
(Dollars in thousands)

Balance at December 31, 2013	$10,518
Principal payments received	(202)
Unrealized net gain included in other comprehensive income	74
Purchases	2,325
Balance at September 30, 2014	$12,715

Balance at December 31, 2012	$12,826
Principal payments received	(2,736)
Unrealized net loss included in other comprehensive income	(589)
Purchases	74
Balance at September 30, 2013	$9,575

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.7 million. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of September 30, 2014, the weighted average discount rate utilized was 3.92%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2014
Impaired loans (1)	$72,635	$-	$72,635	$-
Other real estate (2)	3,596	-	3,596	-

December 31, 2013
Impaired loans (1)	$64,705	$-	$64,705	$-
Other real estate (2)	5,163	-	5,163	-

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

Segment profits and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three Months Ended September 30, 2014:
Net interest income	$27,671	$7,861	$-	$35,532
Intersegment net interest income (expense)	11,619	(11,231)	(388)	-
Credit for loan and lease losses	1,722	-	-	1,722
Other operating income	6,264	1,453	3,746	11,463
Other operating expense	(16,104)	(509)	(18,633)	(35,246)
Administrative and overhead expense allocation	(15,823)	(268)	16,091	-
Income taxes	(5,749)	857	(349)	(5,241)
Net income (loss)	$9,600	$(1,837)	$467	$8,230

Three Months Ended September 30, 2013:
Net interest income	$25,653	$8,118	$-	$33,771
Intersegment net interest income (expense)	4,059	(8,414)	4,355	-
Credit for loan and lease losses	3,189	-	-	3,189
Other operating income	6,706	720	4,504	11,930
Other operating expense	(14,184)	(2,498)	(19,830)	(36,512)
Administrative and overhead expense allocation	(15,394)	(1,106)	16,500	-
Income taxes	(1,090)	28	(1,112)	(2,174)
Net income (loss)	$8,939	$(3,152)	$4,417	$10,204

Nine months ended September 30, 2014:
Net interest income	$81,214	$26,020	$-	$107,234
Intersegment net interest income (expense)	23,775	(24,950)	1,175	-
Credit for loan and lease losses	1,043	-	-	1,043
Other operating income	18,663	3,290	11,658	33,611
Other operating expense	(45,794)	(1,598)	(52,672)	(100,064)
Administrative and overhead expense allocation	(43,361)	(807)	44,168	-
Income taxes	(12,439)	(684)	(1,513)	(14,636)
Net income	$23,101	$1,271	$2,816	$27,188

Nine months ended September 30, 2013:
Net interest income	$75,445	$22,168	$-	$97,613
Intersegment net interest income (expense)	11,859	(21,803)	9,944	-
Credit for loan and lease losses	9,977	-	-	9,977
Other operating income	20,447	1,719	20,606	42,772
Other operating expense	(43,930)	(3,359)	(56,976)	(104,265)
Administrative and overhead expense allocation	(41,229)	(1,622)	42,851	-
Income taxes	118,628	331	(3,276)	115,683
Net income (loss)	$151,197	$(2,566)	$13,149	$161,780

At September 30, 2014:
Investment securities	$-	$1,426,705	$-	$1,426,705
Loans and leases (including loans held for sale)	2,880,107	-	-	2,880,107
Other	107,092	232,088	104,277	443,457
Total assets	$2,987,199	$1,658,793	$104,277	$4,750,269

At December 31, 2013:
Investment securities	$-	$1,660,046	$-	$1,660,046
Loans and leases (including loans held for sale)	2,642,971	-	-	2,642,971
Other	117,655	256,807	63,719	438,181
Total assets	$2,760,626	$1,916,853	$63,719	$4,741,198

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

Central Pacific Bank is a full-service community bank with 36 branches and 111 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through September 30, 2014:

•
In 2013, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. On October 28, 2014, the Company declared a sixth consecutive quarterly cash dividend of $0.10 per share. The dividend is payable on December 15, 2014 to shareholders of record at the close of business on November 28, 2014.

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

•
On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock. Through the third quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program.

•
We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as of September 30, 2014 of 17.19%, 18.46%, and 11.87%, respectively, from 20.27%, 21.54%, and 13.68%, respectively, as of December 31, 2013. The decline in the Company’s capital levels from December 31, 2013 was primarily the result of the repurchases of our common stock in the tender offer, repurchase agreements, and repurchase program described above. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•
We reported fifteen consecutive profitable quarters with net income totaling $8.2 million and $27.2 million in the third quarter and first nine months of 2014, respectively, and $172.1 million, $47.4 million and $36.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
We have continued to grow our loan and lease portfolio. Loans and leases, net of deferred income/costs, totaled $2.9 billion at September 30, 2014, and increased by $244.2 million, or 9.3%, from December 31, 2013.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 2.88% at September 30, 2014, compared to 3.19% at December 31, 2013. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 182.90% at September 30, 2014, compared to 179.29% at December 31, 2013.

We also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have completed several initiatives, including (i) outsourcing the data center and hardware for our core information technology system to Fiserv, which is our existing core software application provider; and (ii) implementing a staff right-sizing plan. Additionally, we have begun designing, developing, and implementing our data warehouse and customer relationship management programs, and we are in the process of outsourcing our items processing function.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At September 30, 2014, we had an Allowance of $82.8 million, compared to $83.8 million at December 31, 2013.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of September 30, 2014, this specific reserve represented $2.8 million of the total Allowance, compared to $0.3 million at December 31, 2013.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogenous groups. Six criteria divide the Company’s loan portfolio into 128 homogenous subsectors. First, loans are divided by general geographic region (U.S. Mainland and Hawaii). Second, loans are subdivided according to FDIC classification (Construction, Commercial Mortgage, Commercial, Financial and Agricultural, Leases, Residential Mortgage, Consumer). Third, loans within the Construction category are further subdivided by collateral type (Commercial and Residential). Fourth, loans within the Residential Mortgage category are further subdivided by ownership type (Investor-owned and Owner-occupied). Fifth, loans are subdivided by State or for some, by County (All Hawaii, Hawaii Island, Kauai, Maui, Oahu, Other Hawaii, All U.S. Mainland, Los Angeles/Orange County CA, Riverside/San Bernardino CA, Sacramento/Placer/El Dorado/Yolo CA, San Diego CA, Washington/Oregon, Other U.S. Mainland). Finally, loans are further subdivided by risk rating (Pass, Special Mention, Substandard, and Doubtful).

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

Subsector losses are measured by subtracting each subsector’s cumulative recoveries from their respective cumulative charge-offs. Subsector losses are then divided by the subsector loan balance averaged over the look-back period to determine each subsector’s historical loss rate. The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the following “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of September 30, 2014, this general allowance represented $76.1 million of the total Allowance, compared to $77.5 million at December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, an unallocated estimate of $4.0 million and $6.0 million, respectively, was based on the Company’s qualitative assessment of the potential impact of any individual or combination of the following conditions: 1) nascent but fleeting trends of progress by the monetary and fiscal policies to stimulate a sustained period of domestic economic recovery; 2) continued economic instability in Europe and other segments of the international economy; 3) volatile oil and commodity prices; 4) inconsistent domestic consumer sentiment; and 5) uncertainty over sequestration, the debt ceiling, and other fiscal and monetary policy matter in light of the unsettled domestic political climate.

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

Reserve for Unfunded Loan Commitments

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. As of September 30, 2014 and December 31, 2013, our reserve for unfunded loan commitments totaled $1.7 million and $2.1 million, respectively.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans net of applicable selling costs on our consolidated balance sheets. At September 30, 2014 and December 31, 2013, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At September 30, 2014 and December 31, 2013, this reserve totaled $3.1 million and $2.9 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through September 30, 2014 were approximately $4.6 billion and $4.1 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of September 30, 2014 approximate $80.1 million.

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

Loans repurchased during the three and nine months ended September 30, 2014 totaled approximately $0.3 million and $1.0 million, respectively. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Nine Months Ended September 30, 2014

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	2	-	2	-	2	-	-	2
2006	1	-	1	-	1	1	-	-
2007	-	-	-	-	1	-	-	1
2008	5	2	2	1	-	-	-	-
2009	1	-	-	1	-	-	-	-
2010	-	-	-	-	-	-	-	-
2011	-	-	-	-	-	-	-	-
2012	-	-	-	-	-	-	-	-
2013	1	1	-	-	-	-	-	-
2014	-	-	-	-	1	-	-	1
Total	10	3	5	2	5	1	-	4

[1] Based on repurchase requests received between January 1, 2014 and September 30, 2014.

The reserve for residential mortgage loan repurchase losses of $3.1 million at September 30, 2014 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a $0.1 million increase from December 31, 2013. The table below shows changes in the repurchase losses liability for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Balance, beginning of period	$2,929	$3,925	$2,949	$3,552
Change in estimate	234	(327)	542	5
Utilizations	(101)	(226)	(429)	(185)
Balance, end of period	$3,062	$3,372	$3,062	$3,372

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

In June 2014, the FASB Issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company’s reporting period beginning on January 1, 2016. As of September 30, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.”  ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.  ASU 2014-14 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Financial Summary

Net income for the third quarter of 2014 was $8.2 million, or $0.23 per diluted share, compared to $10.2 million, or $0.24 per diluted share, for the third quarter of 2013. Net income for the first nine months of 2014 was $27.2 million, or $0.71 per diluted share, compared to $161.8 million, or $3.83 per diluted share, reported in the first nine months of 2013. Net income in the first nine months of 2013 included a non-cash income tax benefit of $119.8 million related to the reversal of a significant portion of a valuation allowance that was established on the Company’s net DTAs during the third quarter of 2009. Excluding this income tax benefit, net income for the first nine months of 2013 would have been $42.0 million, or $1.00 per diluted share.

The following table shows our net income and diluted earnings per share calculated on a GAAP basis, and then excluding our income tax benefit, which is a non-GAAP disclosure. Management believes that this financial disclosure which excludes the impact of our tax benefit provides useful supplemental information for investors regarding our ongoing operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)

GAAP net income	$8,230	$10,204	$27,188	$161,780
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	-	-	(119,802)
Non-GAAP net income	$8,230	$10,204	$27,188	$41,978

GAAP diluted earnings per share	$0.23	$0.24	$0.71	$3.83
Non-GAAP adjustment:
Release of valuation allowance on net deferred tax assets	-	-	-	(2.83)
Non-GAAP diluted earnings per share	$0.23	$0.24	$0.71	$1.00

Total credit costs, which includes the Provision, gains on sales of foreclosed assets, write-downs of foreclosed assets, and the change in the reserve for unfunded commitments, amounted to a credit of $0.3 million in the three months ended September 30, 2014, and a credit of $0.9 million in the nine months ended September 30, 2014, compared to credits of $3.5 million and $20.7 million in the three months and nine months ended September 30, 2013, respectively.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which excludes mortgage servicing rights. Average intangible assets were $11.1 million and $11.8 million for the three and nine months ended September 30, 2014, respectively, and $13.7 million and $14.4 million for the comparable prior year periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Return on average assets	0.69%	0.87%	0.76%	4.73%
Return on average shareholders' equity	5.78	6.34	6.01	35.51
Return on average tangible equity	5.90	6.48	6.13	36.37
Basic earnings per common share	$0.23	$0.24	$0.72	$3.86
Diluted earnings per common share	0.23	0.24	0.71	3.83

Material Trends

During the first nine months of 2014, the U.S. economy continued to expand at a moderate pace. Labor market conditions have gradually improved with the national unemployment rate declining to 5.9% in September 2014, compared to 7.2% in September 2013. Additionally, measures of consumer spending and consumer confidence are rising moderately and the national housing market has stabilized.

Despite the generally improving trend in the national economy, there are risks and uncertainties that could hinder continued economic recovery. Foreign economies continue to slow and can have a negative impact on the U.S. economy. Also, it is unclear what impact, if any, the Federal Reserve’s recent decision to end its asset purchase program may have on the national economy and market interest rates.

During the third quarter of 2014, the five-year U.S. Treasury Note traded in a range from 1.54% to 1.83%, as compared to the December 31, 2013 rate of 1.74%. Generally, lower market interest rates will exert downward pressure on our net interest income and net interest margin.

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

The Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects stable economic growth in 2014 and beyond. Key economic indicators in the state have made positive strides during the first nine months of the year. DBEDT projects both real personal income and real gross state product to end the year up 2.6%.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.2% in September 2014, compared to 4.7% in September 2013. In addition, Hawaii’s unemployment rate in September 2014 remained below the national seasonally adjusted unemployment rate of 5.9%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to end the year at 4.4%.

While the labor market condition continues to improve, visitor arrivals and spending have stabilized. According to the Hawaii Tourism Authority (“HTA”), 6.2 million visitors visited the state in the first nine months of 2014. This was a slight increase of 0.5% from the number of visitor arrivals in the first nine months of 2013. Total spending by visitors, however, increased to $11.1 billion in the first nine months of 2014, an increase of $221.3 million, or 2.0%, from the first nine months of 2013. According to DBEDT, total visitor arrivals and visitor spending are expected to gain 0.7% and 2.6% in 2014, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased just slightly by 0.2% for single-family homes and 0.7% for condominiums for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The median sales price for single-family homes on Oahu for the month ended September 30, 2014 was $678,500, representing an increase of 0.5% from the prior year. The median sales price for condominiums on Oahu for the month ended September 30, 2014 was $347,000, representing a slight decrease of 0.3% compared to the same prior year period. We believe the Hawaii real estate market will continue to show improvements during the remainder of 2014, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2014 and 2013 is set forth below.

	Three Months Ended September 30,
	2014			2013
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$14,128	0.25%	$9	$33,973	0.25%	$21
Taxable investment securities (1)	1,267,621	2.45	7,752	1,588,412	2.04	8,119
Tax-exempt investment securities (1)	178,488	3.45	1,541	177,319	3.44	1,526
Loans and leases, including loans held for sale (2)	2,848,983	3.96	28,364	2,439,459	4.31	26,414
Federal Home Loan Bank stock	44,888	0.10	12	46,989	0.10	12
Total interest earning assets	4,354,108	3.45	37,678	4,286,152	3.36	36,092
Nonearning assets	391,406			385,384
Total assets	$4,745,514			$4,671,536

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$786,078	0.05%	$96	$730,534	0.05%	$91
Savings and money market deposits	1,225,969	0.07	225	1,197,911	0.08	227
Time deposits under $100,000	252,848	0.44	280	278,583	0.43	302
Time deposits $100,000 and over	797,410	0.17	349	793,136	0.18	369
Short-term borrowings	12,924	0.30	10	3,648	0.32	3
Long-term debt	92,787	2.77	647	108,269	2.92	795
Total interest-bearing liabilities	3,168,016	0.20	1,607	3,112,081	0.23	1,787
Noninterest-bearing deposits	942,361			856,410
Other liabilities	66,019			57,083
Total liabilities	4,176,396			4,025,574
Shareholders' equity	569,118			643,874
Non-controlling interests	-			2,088
Total equity	569,118			645,962
Total liabilities and equity	$4,745,514			$4,671,536

Net interest income			$36,071			$34,305

Net interest margin		3.30%			3.19%

	Nine Months Ended September 30,
	2014			2013
	Average	Average	Amount	Average	Average	Amount
	Balance	Yield/Rate	of Interest	Balance	Yield/Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$12,832	0.25%	$24	$95,381	0.25%	$178
Taxable investment securities (1)	1,377,840	2.49	25,726	1,528,169	1.97	22,534
Tax-exempt investment securities (1)	178,369	3.45	4,609	177,636	3.53	4,706
Loans and leases, including loans held for sale (2)	2,759,928	4.03	83,287	2,341,500	4.41	77,362
Federal Home Loan Bank stock	45,473	0.10	35	47,433	0.03	12
Total interest earning assets	4,374,442	3.47	113,681	4,190,119	3.34	104,792
Nonearning assets	380,154			374,846
Total assets	$4,754,596			$4,564,965

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$755,302	0.05%	$277	$702,662	0.05%	$259
Savings and money market deposits	1,221,100	0.07	672	1,183,101	0.07	663
Time deposits under $100,000	257,727	0.42	808	289,420	0.47	1,015
Time deposits $100,000 and over	819,744	0.17	1,072	746,241	0.20	1,135
Short-term borrowings	37,989	0.29	82	1,230	0.32	3
Long-term debt	92,792	2.77	1,923	108,273	3.04	2,457
Total interest-bearing liabilities	3,184,654	0.20	4,834	3,030,927	0.24	5,532
Noninterest-bearing deposits	913,879			841,663
Other liabilities	52,848			77,548
Total liabilities	4,151,381			3,950,138
Shareholders' equity	603,195			607,525
Non-controlling interests	20			7,302
Total equity	603,215			614,827
Total liabilities and equity	$4,754,596			$4,564,965

Net interest income			$108,847			$99,260

Net interest margin		3.32%			3.16%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income expressed on a taxable-equivalent basis of $36.1 million for the third quarter of 2014, increased by $1.8 million, or 5.1%, from the third quarter of 2013, while taxable-equivalent net interest income for the first nine months of 2014 increased by $9.6 million, or 9.7%, to $108.8 million from the comparable prior year period. The current quarter increase was primarily attributable to a significant increase in average loans and leases and a 41 basis point (“bp”) increase in average yields earned on our taxable investment securities, partially offset by the 35 bp decline in average yields earned on our loans and leases. The increase in net interest income for the current quarter also reflects a 9 bp increase in average yields earned on our interest-earning assets and a 3 bp decline in average rates paid on our interest-bearing liabilities.

For the nine months ended September 30, 2014, the increase over the same year-ago period was primarily attributable to a significant increase in average loans and leases and a 52 bp increase in average yields earned on our taxable investment securities, partially offset by the 38 bp decline in average yields earned on our loans and leases. The increase in net interest income also reflects a 13 bp increase in average yields earned on our interest-earning assets and a 4 bp decline in average rates paid on our interest-bearing liabilities.

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

Interest Income

Taxable-equivalent interest income of $37.7 million for the third quarter of 2014 increased by $1.6 million, or 4.4%, from the third quarter of 2013. The increase was primarily attributable to a significant increase in average loans and leases and a significant increase in average yields earned on our taxable investment securities, partially offset by a decrease in average yields earned on our loans and leases balances as described above and a decrease in average taxable investment securities. Average loans and leases increased by $409.5 million compared to the third quarter of 2013, accounting for approximately $4.4 million of the current quarter’s increase. In addition, average yields earned on taxable investment securities increased by 41 bp in the current quarter, increasing interest income by approximately $1.6 million. Average yields earned on loans and leases, however, decreased by 35 bp in the current quarter, lowering interest income by approximately $2.1 million, and average taxable investment securities decreased by $320.8 million, resulting in a decrease in interest income of $1.6 million.

For the nine months ended September 30, 2014, taxable-equivalent interest income increased by $8.9 million, or 8.5%, from the nine months ended September 30, 2013. Consistent with the third quarter, the year-to-date increase was primarily attributable to a significant increase in average loans and leases and a significant increase in average yields earned on our taxable investment securities, partially offset by a decrease in average yields earned on our loans and leases balances. Average loans and leases increased by $418.4 million compared to the first nine months of 2013, accounting for approximately $13.8 million of the year-to-date increase. In addition, average yields earned on taxable investment securities increased by 52 bp in the first nine months of 2014, increasing interest income by approximately $6.0 million. These increases were offset by a 38 bp decrease in average yields earned on loans and leases in the first nine months of 2014, lowering interest income by approximately $6.7 million and a decrease in average taxable investment securities of $150.3 million, resulting in a decrease in interest income of $2.2 million.

Interest Expense

Interest expense of $1.6 million for the third quarter of 2014 decreased by $0.2 million, or 10.1%, from the comparable prior year quarter. The decrease was primarily attributable to the decline in average long-term debt of $15.5 million, resulting in a decrease in interest expense of $0.1 million in the current quarter. The decrease in average long-term debt was primarily due to the repurchase of $15.0 million in trust preferred securities of CPB Capital Trust I in the fourth quarter of 2013.

For the nine months ended September 30, 2014, interest expense decreased by $0.7 million, or 12.6%, from the nine months ended September 30, 2013. The decrease was primarily attributable to the $15.5 million decrease in average long-term debt and the 27 bp decline in average rates paid on long-term debt, which resulted in a decrease in interest expense of $0.4 million and $0.2 million, respectively. Consistent with the third quarter, the year-to-date decrease in average long-term debt was primarily due to the repurchase of $15.0 in trust preferred securities of CPB Capital Trust I in the fourth quarter of 2013.

Net Interest Margin

Our net interest margin was 3.30% for the third quarter of 2014, compared to 3.19% for the third quarter of 2013. Our net interest margin was 3.32% for the first nine months of 2014, compared to 3.16% for the first nine months of 2013. As described above, the increases in the net interest margin reflected the bond swap in the fourth quarter of 2013, and the increase in average loans and leases.

Since the fourth quarter of 2008, the Federal Reserve has maintained an accommodative monetary policy with a target range for the federal funds rate of 0% to 0.25%. During the third quarter of 2014, the five-year U.S. Treasury Note traded in a range from 1.54% to 1.83%, as compared to the December 31, 2013 rate of 1.74%. Generally, lower market interest rates will exert downward pressure on our net interest income and net interest margin.

To support our net interest margin, we plan to continue to shift our interest earning assets from investment securities to higher yielding loans. Yet we still are experiencing competitive market pressures in pricing and are selectively shortening duration on assets to help mitigate interest rate risk. Given these offsetting factors, we expect the net interest margin to remain fairly stable over the near term.

Provision for Loan and Lease Losses

Our Provision was a credit of $1.7 million and $1.0 million during the third quarter and first nine months of 2014, respectively, compared to a credit of $3.2 million and $10.0 million in the comparable prior year periods. Our net recoveries were $1.0 million and $0.6 million during the third quarter and first nine months of 2014, respectively, compared to net recoveries of $1.3 million and net charge-offs of $1.2 million in the third quarter and first nine months of 2013, respectively.

The credit to the provision for loan and lease losses in the third quarter was primarily attributable to net loan recoveries of $1.0 million.

Other Operating Income

Total other operating income of $11.5 million for the third quarter of 2014 decreased by $0.5 million, or 3.9%, from the comparable prior year period. The decrease from the year-ago quarter was primarily due to unrealized gains on loans held for sale and interest rate locks of $1.0 million in the year-ago quarter compared to $0.1 million in the current quarter, lower other service charges and fees of $0.5 million, and lower equity in earnings of unconsolidated subsidiaries of $0.5 million, partially offset by a partial recovery of a previous counterparty loss on a financing transaction of $0.5 million, income recovered on nonaccrual loans previously charged-off of $0.5 million, higher service charges on deposits accounts of $0.3 million, higher net gains on sales of residential mortgage loans of $0.2 million, and higher income from bank-owned life insurance of $0.2 million due to death benefits received.

For the nine months ended September 30, 2014, total other operating income of $33.6 million decreased by $9.2 million, or 21.4%, from the comparable prior year period. The decrease was primarily due to lower net gains on sales of foreclosed properties of $7.6 million and lower net gains on sales of residential mortgage loans of $4.3 million, partially offset by income recovered on nonaccrual loans previously written-off of $1.1 million, higher service charges on deposit accounts of $1.1 million, and higher income from bank-owned life insurance of $0.8 million. The lower net gains on sales of foreclosed properties are due primarily to the sale of a U.S. Mainland construction asset in the second quarter of 2013 at a gain of $7.2 million.

Other Operating Expense

Total other operating expense for the third quarter of 2014 was $35.2 million, compared to $36.5 million in the comparable prior year period. The decrease from the year-ago quarter was primarily attributable to lower salaries and employee benefits of $2.6 million and a premium paid on the repurchase of preferred stock of our two real estate investment trust subsidiaries in the year-ago quarter of $1.9 million, partially offset by higher foreclosed asset expense of $1.4 million and costs related to the consolidation and relocation of our two Waikiki branches of $1.3 million. The lower salaries and employee benefits is primarily due to a staff right-sizing initiative that began in 2013 and included a voluntary early retirement program and a reduction of select positions. In the year-ago quarter there was $1.3 million in severance, early retirement and retention expenses related to this initiative, compared to $0.3 million in the current quarter.

For the nine months ended September 30, 2014, total other operating expense was $100.1 million, compared to $104.3 million in the comparable prior year period. The decrease was primarily attributable to lower salaries and employee benefits of $5.4 million, lower amortization of intangible assets of $2.1 million, and the aforementioned premium paid on the repurchase of preferred stock of our two real estate investment trust subsidiaries in the year-ago quarter of $1.9 million, partially offset by a credit to the reserve for unfunded loan commitments of $3.1 million in the comparable prior year period compared to a credit of $0.4 million in the first nine months of 2014, higher computer and software expense of $1.4 million, and the aforementioned Waikiki branch consolidation and relocation costs of $1.3 million.

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

In the third quarter of 2014, the Company recorded income tax expense of $5.2 million. Income tax expense in the third quarter of 2014 included a 2013 income tax return true-up adjustment of $0.9 million, which was primarily related to the aforementioned premium paid on the repurchase of preferred stock of our two real estate investment trust subsidiaries in the third quarter of 2013. For the nine months ended September 30, 2014, the Company recorded income tax expense of $14.6 million. As of September 30, 2014, the remaining valuation allowance on our net DTA totaled $2.9 million. Net of this valuation allowance, as of September 30, 2014, the Company’s net DTA totaled $110.1 million, compared to a net DTA of $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at September 30, 2014 of $4.75 billion increased by $9.1 million from $4.74 billion at December 31, 2013.

Investment Securities

Investment securities of $1.4 billion at September 30, 2014 decreased by $233.3 million, or 14.1%, from December 31, 2013. In the second quarter of 2014, $162.2 million in available-for-sale securities were sold as part of a balance sheet optimization strategy designed to improve our interest rate risk profile. Investment securities sold in the second quarter had a weighted average life of 5.7 years, average yield of 2.68% and resulted in a gain of $0.2 million. There were no investment securities sold in the first and third quarters of 2014.

Loans and Leases

Loans and leases, net of deferred income/costs, of $2.9 billion at September 30, 2014 increased by $244.2 million, or 9.3%, from December 31, 2013. The increase was due to an increase in the residential mortgage, consumer, commercial, and construction loan portfolios of $115.2 million, $60.4 million, $43.6 million, and $33.6 million, respectively, partially offset by a decrease in the commercial mortgage loan and leases portfolios of $6.2 million and $2.6 million, respectively. The net increase in the portfolio also reflect the transfer of four portfolio loans to other real estate totaling $1.8 million and charge-offs of loans and leases totaling $5.4 million.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$15,625	$3,533
Real estate:
Construction	324	4,015
Mortgage-residential	12,691	20,271
Mortgage-commercial	13,056	13,769
Total nonaccrual loans	41,696	41,588

Other real estate:
Real estate:
Construction	1,804	3,770
Mortgage - residential	1,685	1,184
Mortgage - commercial	107	209
Other real estate	3,596	5,163
Total nonperforming assets	45,292	46,751

Accruing loans delinquent for 90 days or more:
Consumer	62	-
Leases	-	15
Total accruing loans delinquent for 90 days or more	62	15

Restructured loans still accruing interest:
Commercial, financial and agricultural	373	406
Real estate:
Construction	918	3,857
Mortgage-residential	17,980	16,508
Mortgage-commercial	10,671	2,502
Total restructured loans still accruing interest	29,942	23,273

Total nonperforming assets, accruing loans delinquent for 90
days or more and restructured loans still accruing interest	$75,296	$70,039

Total nonaccrual loans as a percentage of loans and leases	1.45%	1.58%

Total nonperforming assets as a percentage of loans and leases
and other real estate	1.57%	1.77%

Total nonperforming assets and accruing loans delinquent for 90 days
or more as a percentage of loans and leases and other real estate	1.58%	1.77%

Total nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest as a
percentage of loans and leases and other real estate	2.62%	2.66%

Year-to-date changes in nonperforming assets:
Balance at December 31, 2013	$46,751
Additions	26,309
Reductions:
Payments	(8,787)
Return to accrual status	(15,571)
Sales of foreclosed real estate	(2,013)
Charge-offs and/or writedowns	(1,397)
Total reductions	(27,768)
Balance at September 30, 2014	$45,292

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $45.3 million at September 30, 2014, compared to $46.8 million at December 31, 2013. There were no nonperforming loans classified as held for sale at September 30, 2014 and December 31, 2013. The decrease in nonperforming assets from December 31, 2013 was attributable to $15.6 million in loans restored to accrual status, $8.8 million in repayments, $2.0 million in sales of foreclosed properties, and $1.4 million in charge-offs of nonaccrual loans and write-downs of other real estate, partially offset by $26.3 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland commercial assets totaling $7.3 million, Hawaii residential mortgage assets totaling $7.1 million, Hawaii construction assets totaling $4.8 million, U.S. Mainland construction assets totaling $0.8 million, and Hawaii commercial assets totaling $0.6 million, offset by a net increase in U.S. Mainland commercial assets totaling $12.7 million and Hawaii commercial mortgage assets of $6.4 million. The net decrease in U.S. Mainland commercial mortgage assets included the restoration of an $8.8 million loan to accrual status. The net increase in U.S. Mainland commercial assets included the addition of two loans to a single borrower to nonaccrual status totaling $12.7 million and the net increase in Hawaii commercial mortgage assets included the addition of twelve loans to a single borrower to nonaccrual status totaling $8.3 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2014 consisted of 39 Hawaii residential mortgage loans with a combined principal balance of $7.6 million, a Hawaii commercial loan with a principal balance of $0.4 million, and a Hawaii construction and development loan with a principal balance of $0.2 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $29.9 million of TDRs still accruing interest at September 30, 2014, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$83,599	$87,105	$83,820	$96,413

Provision (credit) for loan and lease losses	(1,722)	(3,189)	(1,043)	(9,977)

Charge-offs:
Commercial, financial and agricultural	408	360	1,963	2,201
Real estate:
Construction	-	3	-	358
Mortgage-residential	-	63	139	857
Mortgage-commercial	-	-	1,041	3,674
Consumer	991	466	2,242	1,023
Leases	-	-	8	-
Total charge-offs	1,399	892	5,393	8,113

Recoveries:
Commercial, financial and agricultural	777	259	1,929	921
Real estate:
Construction	1,100	569	1,844	2,801
Mortgage-residential	244	91	867	565
Mortgage-commercial	14	1,137	40	2,094
Consumer	224	146	768	519
Leases	1	2	6	5
Total recoveries	2,360	2,204	5,454	6,905

Net charge-offs (recoveries)	(961)	(1,312)	(61)	1,208

Balance at end of period	$82,838	$85,228	$82,838	$85,228

Annualized ratio of net charge-offs (recoveries)
to average loans and leases	(0.13)%	(0.22)%	0.00%	0.07%

Our Allowance at September 30, 2014 totaled $82.8 million, a decrease of $1.0 million, or 1.2%, from December 31, 2013. The decrease in our Allowance was a direct result of a credit to the Provision of $1.0 million, offset by $0.1 million in net loan recoveries.

Our Allowance as a percentage of our total loan portfolio decreased from 3.19% at December 31, 2013 to 2.88% at September 30, 2014. Our Allowance as a percentage of our nonperforming assets increased from 179.29% at December 31, 2013 to 182.90% at September 30, 2014.

Depending on the overall performance of the local and national economies, the strength of the Hawaii real estate markets and the accuracy of our assumptions and judgments concerning our loan portfolio, further adverse credit migration may continue due to the upcoming maturity of additional loans, the possibility of further declines in collateral values and the potential impact of continued financial stress on our borrowers, sponsors and guarantors as they attempt to endure the challenges of the current economic environment. While we have seen signs of stabilization, we cannot determine when, or if, the recent signs of an economic recovery will continue.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Deposits

Total deposits of $4.0 billion at September 30, 2014 reflected an increase of $111.9 million, or 2.8%, from December 31, 2013. The increase was primarily attributable to increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings and money market deposits of $105.0 million, $73.7 million, and $22.6 million, respectively. These increases were partially offset by a decrease in time deposits of $89.4 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.3 billion at September 30, 2014 and increased by $183.6 million from December 31, 2013.

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

Common Stock

Shareholders’ equity totaled $569.0 million at September 30, 2014, compared to $660.1 million at December 31, 2013. The decrease in total shareholders’ equity was attributable to: 1) the purchase of 3,405,888 shares for a total cost of $68.8 million, excluding fees and expenses related to a tender offer, 2) the purchase of 2,782,178 shares for a total cost of $56.2 million, excluding fees and expenses related to repurchase agreements with our two largest shareholders, 3) the repurchase of 181,200 shares of common stock, at a cost of $3.4 million, under our repurchase program, and 4) cash dividends paid of $9.8 million, partially offset by $27.2 million and $18.8 million in net income and other comprehensive income, respectively, recognized during the first nine months of 2014. Since the beginning of the year, we have repurchased approximately 15.13% of our common stock outstanding.

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

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2014, the bank had Statutory Retained Earnings of $118.8 million. In 2013, in light of the Company's improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. CPF had sufficient cash on hand to fund the 2013 dividends, thus the bank did not pay a dividend to CPF. On October 28, 2014, the Company’s Board of Directors declared a cash dividend of $0.10 per share on the Company’s outstanding common stock, payable on December 15, 2014 to shareholders of record at the close of business on November 28, 2014.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program. We did not repurchase any shares under this program in the third quarter of 2014. A total of $26.6 million remained available for repurchase under the 2014 Repurchase Plan at September 30, 2014.

On March 21, 2014, CPF received its first dividend from the bank since September 2008 of $125.0 million in order to meet its obligations under the Tender Offer and Private Repurchases. In the second and third quarters of 2014, CPF received dividends from the bank totaling $16.1 million and $9.6 million, respectively. As of September 30, 2014, on a stand-alone basis, CPF had an available cash balance of approximately $30.5 million in order to meet its ongoing obligations.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (“Trust I”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company called the remaining $5.0 million in trust preferred securities of Trust I. On April 7, 2014, $0.5 million in common stock of Trust I were called and no shares remained outstanding. On August 26, 2014, Trust I was cancelled with the state of Delaware.

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

FDIC-insured institutions must maintain leverage, Tier 1 and total risk-based capital ratios of at least 5%, 6% and 10%, respectively, and not be subject to a regulatory capital directive to be considered “well capitalized” under the prompt corrective action provisions of the FDIC Improvement Act of 1991. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of September 30, 2014 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

			Minimum Required		Minimum Required
			for Capital		to be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
At September 30, 2014:
Leverage capital	$550,130	11.9%	$185,321	4.0%	$231,651	5.0%
Tier 1 risk-based capital	550,130	17.2	128,035	4.0	192,052	6.0
Total risk-based capital	590,741	18.5	256,070	8.0	320,087	10.0

At December 31, 2013:
Leverage capital	$632,724	13.7%	$184,995	4.0%	$231,244	5.0%
Tier 1 risk-based capital	632,724	20.3	124,854	4.0	187,282	6.0
Total risk-based capital	672,374	21.5	249,709	8.0	312,136	10.0

Central Pacific Bank
At September 30, 2014:
Leverage capital	$521,449	11.3%	$185,226	4.0%	$231,533	5.0%
Tier 1 risk-based capital	521,449	16.3	127,941	4.0	191,912	6.0
Total risk-based capital	561,981	17.6	255,882	8.0	319,853	10.0

At December 31, 2013:
Leverage capital	$610,753	13.2%	$184,736	4.0%	$230,920	5.0%
Tier 1 risk-based capital	610,753	19.6	124,608	4.0	186,912	6.0
Total risk-based capital	650,273	20.9	249,216	8.0	311,520	10.0

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

The bank is a member of and maintained a $934.6 million line of credit with the FHLB as of September 30, 2014. There was no short-term and long-term borrowings under this arrangement at September 30, 2014, respectively, compared to $8.0 million and $14,000 at December 31, 2013, respectively.

As of September 30, 2014, the bank’s pledged assets to the FHLB included investment securities with a fair value of $1.0 million and certain real estate loans totaling $1.5 billion. These assets can be used to secure future advances in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

Besides its line of credit with the FHLB, the bank also maintained a $34.4 million line of credit with the Federal Reserve discount window. There were no borrowings under this arrangement at September 30, 2014 and December 31, 2013. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value of $73.4 million at September 30, 2014. The Federal Reserve does not have the right to sell or repledge these loans.

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

Regulatory Matters

On October 9, 2012, the bank entered into a Memorandum of Understanding (the “Compliance MOU”) with the FDIC to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we are required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program  The bank believes it has fully complied with all of the requirements of the Compliance MOU. In addition, the bank received an “Outstanding” rating in the FDIC’s 2012 Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2014 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of September 30, 2014, we estimate that there were 6,053 shares of our common stock in the Plan that were purchased within a one-year period would potentially be subject to rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In the second quarter of 2014, 181,200 shares of common stock, at a cost of $3.4 million, were repurchased under this program. We did not repurchase any shares under this program in the third quarter of 2014. A total of $26.6 million remained available for repurchase under the 2014 Repurchase Plan at September 30, 2014.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 4, 2014	/s/ John C. Dean
John C. Dean
Chief Executive Officer

Date: November 4, 2014	/s/ Denis K. Isono
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