Form 10-K
period 2014-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2015-02-27
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $374,448,000. As of February 13, 2015, the number of shares of common stock of the registrant outstanding was 34,759,845 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•                  increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;

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

•                  the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, and the results of regulatory examinations or reviews;

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

•                  technological changes and developments;

•                  changes in the competitive environment among financial holding companies and other financial service providers;

•                  the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•                  our ability to attract and retain skilled employees;

•                  changes in our organization, compensation and benefit plans; and

•                  our success at managing any of the risks involved in the foregoing items.

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

Through our bank and its subsidiaries, we offer full-service commercial banking with 36 bank branches and 110 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 28 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services, including accepting time and demand deposits and originating loans. Our loans include commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies substantially on a foundation of locally generated deposits. For financial reporting purposes, we have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. For further information about our reporting segments, including information about the assets and operating results of each, see “Note 25 — Segment Information” in the accompanying consolidated financial statements.

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

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through December 31, 2014:

•                  In 2013, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock totaling $0.16 per share of common stock in 2013 ($0.08 per share in the 3rd and 4th quarters of 2013) and $0.36 per share of common stock in 2014 ($0.08 per share in the 1st and 2nd quarters of 2014 and $0.10 per share in the 3rd and 4th quarters of 2014).

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

•                  On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program.

•                  We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital and leverage capital ratios as of December 31, 2014 of 16.97%, 18.24%, and 12.03%, respectively, compared to 20.27%, 21.54%, and 13.68%, respectively, as of December 31, 2013, and 22.54%, 23.83%, and 14.32%, respectively, as of December 31, 2012. Our capital ratios continue to exceed the levels required for a “well-capitalized” regulatory designation.

•                  We reported four consecutive profitable years with net income totaling $40.5 million, $172.1 million, $47.4 million, and $36.6 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

•                  We have continued to grow our loan and lease portfolio. Loans and leases, net of deferred income/costs, totaled $2.9 billion at December 31, 2014, and increased by $301.6 million, or 11.5%, from December 31, 2013.

•                  We reduced our nonperforming assets by $4.8 million to $42.0 million at December 31, 2014 from $46.8 million at December 31, 2013. Our nonperforming assets at December 31, 2013 were reduced by $43.2 million from $90.0 million at December 31, 2012.

•                  We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 2.53% at December 31, 2014, compared to 3.19% and 4.37% at December 31, 2013 and 2012, respectively. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 176.14% at December 31, 2014, compared to 179.29% and 107.10% at December 31, 2013 and 2012, respectively.

On February 12, 2013, the Written Agreement that we entered into with the Federal Reserve Bank of San Francisco (“FRBSF”) and the Hawaii Division of Financial Institutions (“DFI”) in July 2010 was terminated.

In addition, the bank was notified by the FDIC on November 14, 2014 that the Compliance MOU that the bank entered into with the FDIC in October 2012 had been terminated.

We also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have completed several initiatives, including (i) outsourcing the data center and hardware for our core information technology system as well as our items processing function to Fiserv, which is our existing core software application provider; and (ii) implementing a staff right-sizing plan. Additionally, we have begun designing, developing, and implementing our data warehouse and customer relationship management programs.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans.

Through our bank, we concentrate our lending activities in five principal areas:

(1)       Residential Mortgage Lending.  Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $0.4 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. The majority of our residential mortgage loan originations are sold in the secondary market.

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

(3)       Commercial Real Estate Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care and religious dwellings. Our underwriting policy generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserve and permits consideration of liquidation of the collateral as a secondary source of repayment. Financing of commercial real estate projects is subject to a high degree of credit risk. The limited supply of land at a given commercially attractive location, the long economic life of the assets, the long delivery time frames required for the development and construction of major projects and high interest rate sensitivity have given commercial real estate markets a long history of significant cyclical fluctuations and volatility.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2014.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 72% of our loan portfolio held for investment at December 31, 2014 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. Other wholly-owned subsidiaries include: CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; and CPB Statutory Trust V. CPB Capital Trust I was dissolved in 2014.

Central Pacific Bank had two wholly-owned subsidiaries as of December 31, 2013: CPB Real Estate, Inc. and Citibank Properties, Inc. Both were real estate investment trusts that were dissolved in 2014. Central Pacific Bank had two other wholly-owned subsidiaries, CB Technology, Inc. and Central Pacific HomeLoans, Inc., that were dissolved in February 2013 and February 2012, respectively. As of December 31, 2014, Central Pacific Bank does not have any wholly-owned subsidiaries but does own 50% of Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC, and Island Pacific HomeLoans, LLC.

Supervision and Regulation

General

The Company and the bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies for the protection of depositors and the FDIC deposit insurance fund, borrowers, and the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. We cannot predict whether or when new legislative initiatives may be proposed or enacted or new regulations or guidance may be promulgated nor the effect new laws, regulations and supervisory policies may have on community banks generally or on our financial condition and results of operations. Such developments could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions.

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

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CPF,” and we are subject to the rules of the NYSE for companies listed there. In addition to the powers of the bank regulatory agencies we are subject to, the SEC and the NYSE have the ability to take enforcement actions against us.

The Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Central Pacific Bank, as a Hawaii-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and FDIC and is also subject to certain regulations promulgated by the FRB. In periodic examinations, each of these regulatory bodies assesses our financial condition, capital resources, asset quality, earnings prospects, management, liquidity and other aspects of our operations. These bodies also determine whether our management is effectively managing the bank and the holding company and whether they are in compliance with all applicable laws or regulations.

Legislative and Regulatory Developments

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014, even as continued modest recovery was experienced by many institutions in the banking sector. Many institutions, including CPF, have exited Treasury investments under the Troubled Assets Relief Program (“TARP”) and certain provisions of the Dodd-Frank Act are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank regulatory provisions included aspects of (i) the final new capital rules and (ii) the so called Volcker Rule restrictions on certain proprietary trading and investment activities.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules described below were effective on January 1, 2014, and are being phased in over various periods (the “New Capital Rules”). The basic capital rule changes were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (see “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2014, the respective capital ratios of the Company and the bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. — See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.

The New Capital Rules and Minimum Capital Ratios

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd—Frank Act and to implement the Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the bank.

The following are among the new requirements that are phased-in beginning January 1, 2015 under the New Capital Rules:

•                  an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•                  a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•                  a minimum non-risk-based leverage ratio is set at 4.00% with no 3.00% exception for higher rated banks;

•                  changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses, which the Company intends to do;

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

The prompt corrective action standards are changed as the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

An additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios established under the new final capital rule will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the bank to pay dividends, repurchase shares or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Management believes that, as of December 31, 2014, the Company and the bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the bank held no investment positions at December 31, 2014 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, they did not require any material changes in our operations or business.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•                  require regular periodic reports and such additional reports of information as the Federal Reserve may require;

•                  require bank holding companies to meet or exceed minimum capital requirements (see “Legislative and Regulatory Developments” and “Current Capital Adequacy Requirements”);

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

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve has also discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

Regulation of the Bank

As a Hawaii-chartered commercial bank whose deposits are insured by the FDIC, the bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC as a nonmember state bank, as the bank’s primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, transactions with affiliates, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

FDIC and DFI Enforcement Authority

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

•                  require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•                  terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the bank or appoint the FDIC as receiver, which for a Hawaii-chartered bank would result in a revocation of its charter.

The bank received a letter from the FDIC dated November 14, 2014 advising that the Memorandum of Understanding (the “Compliance MOU”) previously entered into with the FDIC on October 9, 2012, relating to improvement of the bank’s compliance management system (“CMS”) was terminated. As further described in Note 2 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data,” the bank and CPF were previously subject to regulatory orders with the FDIC and the FRB which were terminated on October 26, 2012 and February 12, 2013, respectively. Although we are no longer subject to any regulatory agreements with our regulators, we may in the future become subject to other agreements with our regulators which restrict our activities or may also impose increased capital ratios or other requirements on our business.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The bank’s FDIC insurance expense totaled $2.8 million for 2014. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

CFPB

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, credit cards, and other consumer loans. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets and are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency. If we were able to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination as well as be required to perform more comprehensive stress-testing on our business and operations.

In 2014, the CFPB adopted revisions to Regulation Z which implements the Truth in Lending Act (“TILA”), pursuant to the Dodd-Frank Act and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, this regulation did not have a significant impact on our operations.

Employees

At December 31, 2014, we employed 841 persons, 754 on a full-time basis and 87 on a part-time basis. We are not a party to any collective bargaining agreement.

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

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, our shareholders approved the Protective Charter Amendment. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our shareholders approved the extension of the Protective Charter Amendment on April 25, 2014. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

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

Risk Factors Related to our Business

Negative developments in the global and U.S. economies could have an adverse effect on us.

Although general economic trends and market conditions have stabilized, concerns about the ability to maintain a sustained economic recovery still remain, including lingering concerns over unemployment levels, growing U.S. government and foreign indebtedness, a large budget deficit, and the federal debt ceiling. Downgrades in U.S. and foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets. In general, adverse economic conditions could have one or more of the following negative impacts on us, any one of which could have a material adverse effect on our financial condition or results of operations: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or non-interest bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

Difficult economic and market conditions have adversely affected our industry and renewed economic slowdown in Hawaii would result in additional adverse effects on us.

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

The high concentration of real estate loans in our portfolio, combined with the deterioration in these sectors caused by the economic downturn, had and may continue to have a significantly more adverse impact on our operating results than many other banks across the nation. If our borrowers continue to experience financial difficulty, or if property values securing our real estate loans decline, we will incur elevated credit costs due to the composition of our loan portfolio even if market conditions improve.

Our real estate loan operations have a considerable effect on our results of operations.

The performance of our real estate loans depends on a number of factors, including the continued stabilization and eventual improvement of the real estate markets in which we operate. As we have seen in the Hawaii and California construction and real estate markets since the latter part of 2007, the strength of the real estate market and the results of our operations could be negatively affected by an economic downturn.

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

Our allowance for loan and lease loss methodology has resulted in credits to our provision for loan and lease losses but the credit provisions may not continue.

For four consecutive years from 2011 through 2014, we recorded a credit to the provision for loan and lease losses. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of commercial real estate loans. If that were to occur, or if we continue to have strong growth in our loan portfolio, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income.

A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 72% of our loan portfolio as of December 31, 2014 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

In determining the size of the allowance for loan and lease losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of any supervisory action taken by the bank’s regulators and other regulatory input. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient to cover the losses. Because of the uncertainty in the economy, volatility in the credit and real estate markets, including specifically, the deterioration in the Hawaii and California real estate markets and our high concentration of commercial real estate loans, we made significant enhancements to our allowance for loan and lease losses over the past several years and may need to make additional enhancements in the future. In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge offs.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited or restricted.

We have generated significant net operating losses (“NOLs”) as a result of our prior losses. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

In order to reduce the likelihood that transactions in our common stock will result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years (until February 18, 2016). To further protect our NOL carryforwards, on May 2, 2011, we filed the Protective Charter Amendment to restrict transfers of our common stock if the effect of the transfer would be to cause the transferee to become an owner, for relevant tax purposes, of 4.99% or more of our common stock (a “Threshold Holder”) or cause the beneficial ownership of our common stock by any Threshold Holder to increase. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (to May 2, 2016). Our shareholders approved the extension of the Protective Charter Amendment on April 25, 2014. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by uncertainty in the economic environment which may, among other things, impact our ability to satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding deterioration in our financial condition, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the past turmoil faced by banking organizations and the credit markets.

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

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to remain relatively constant during periods of rising interest rates, and to decline slightly during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

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

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRBSF, the FDIC and the DFI, and may be subject to the rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•                  the capital that must be maintained;

•                  the kinds of activities that can be engaged in;

•                  the kinds and amounts of investments that can be made;

•                  the locations of offices;

•                  insurance of deposits and the premiums that we must pay for this insurance;

•                  procedures and policies we must adopt; and

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

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 25.1% of our interest income in the year ended December 31, 2014, as compared to 25.4% of our interest income in the year ended December 31, 2013. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, has become increasingly important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. At December 31, 2014, the bank had Statutory Retained Earnings of $123.8 million.

Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in thirdparty technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

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

We have completed or are in progress with several initiatives to improve our efficiency ratio. Several key initiatives involve changes to our technology and information systems including outsourcing the data centers and hardware for our core information technology system and items processing function to Fiserv, Inc., which is our existing core software application provider, and designing, developing, and implementing our data warehouse and customer relationship management programs. Additionally, during the third quarter of 2013, we began to implement a staff right-sizing plan which was completed in 2014. With the assistance of third-party consultants, we have completed comprehensive assessments and plans and are effectively managing and monitoring the execution of these initiatives. However, as a result of the significance of the changes, we could experience adverse effects on our operations. These adverse effects may include system transactional or reporting errors and delays, short-term reduced productivity, undesired personnel turnover, and loss of key customer relationships. If any of these effects were to occur, it could have a material adverse impact on our results of operations. Additionally, these changes could require us to change our internal and management control environment.

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

From time to time, customers, employees and others that we do business with, or are regulated by, as well as our shareholders, can make claims and take legal action against us. Regardless of whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Even if these claims and legal actions do not result in a financial liability or reputational damage, defending these claims and actions have resulted in, and will continue to result in, increased legal and professional services costs, which adds to our noninterest expense and negatively impacts our operating results.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our Presidents who are our Chief Banking Officer and our Chief Operating Officer, our Chief Financial Officer, our Chief Risk Officer and certain other employees.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits and our business relationships.

We may suffer substantial losses due to our agreements to indemnify investors who invested in our Company in 2011 against a broad range of potential claims.

In our agreements with certain investors who provided us with capital in 2011 (the “Private Placement”), we agreed to indemnify the investors for a broad range of claims, including losses resulting from the inaccuracy or breach of representations or warranties made by us in such agreements and the breach by us to perform our covenants contained in such agreements. While these indemnities are subject to various limitations, if claims were successfully brought against us, it could potentially result in significant losses for the Company.

As a result of the recapitalization, Carlyle and Anchorage are substantial holders of our common stock.

Following the closing of our recapitalization in 2011, the two lead investors in the recapitalization, Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO CPF, L.L.C. (“Anchorage”) each became beneficial owners of our outstanding common stock. As of December 31, 2014, each of Carlyle and Anchorage owns approximately 23% of our common stock and each has the ability to designate a representative on our Board of Directors so long as each owns 10% or more of our outstanding common stock. Accordingly, Anchorage and Carlyle have influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, Carlyle and Anchorage each have certain preemptive rights to maintain their respective fully diluted percentage ownership of our common stock in the event of certain issuances of securities by us so long as each owns 10% or more of our outstanding common stock. In pursuing their economic interests, Anchorage and Carlyle may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•                  failure to comply with all of the requirements of any governmental orders or agreements we may become subject to and the possibility of resulting action by the regulators;

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

As described under “—Risk Factors Related to our Business—Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted,” we have generated significant NOLs as a result of our prior losses. In order to reduce the likelihood that transactions in our common stock would result in an ownership change, on November 23, 2010, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. On January 29, 2014, our Board of Directors approved an extension of the Tax Benefits Preservation Plan by up to an additional two years (until February 18, 2016). To further protect our NOLs, we filed the Protective Charter Amendment on May 2, 2011 to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or cause the beneficial ownership of a Threshold Holder to increase. On January 29, 2014 our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our shareholders approved the extension of the Protective Charter Amendment on April 25, 2014.

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the Tax Benefits Preservation Plan, the Protective Charter Amendment and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. These provisions of our restated articles of incorporation and bylaws and federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

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

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2014, we had $90.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.2 million. We also had short-term borrowings of $38.0 million as of December 31, 2014. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2014. Last year, we submitted to the NYSE on April 25, 2014 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 24, 2015.

ITEM 2.                                                PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to portions of the land our University branch office and operations center are located. The remaining lands on which the University branch office and operations center are located are leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2038 and generally contain renewal options for periods ranging from five to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2014, see Note 18 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2009 and ending December 31, 2014. The graph assumes the investment of $100 on December 31, 2009.

Indexed Total Annual Return

(as of December 31, 2014)

	December 31,
Index	2009	2010	2011	2012	2013	2014
Central Pacific Financial Corp.	$100.00	$116.79	$49.31	$59.50	$77.31	$84.38
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P 600 Commercial Bank Index	100.00	118.20	118.83	136.60	207.10	214.19

The following table sets forth information on the range of high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within 2014 and 2013:

	Year Ended December 31,
	2014		2013
	High	Low	High	Low

First quarter	$20.52	$17.76	$16.65	$15.20
Second quarter	20.75	17.64	18.84	14.71
Third quarter	20.38	17.12	19.21	16.75
Fourth quarter	21.61	17.51	20.26	17.14

As of February 13, 2015, there were 2,649 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2014 and 2013:

	Year Ended December 31,
	2014	2013

First quarter	$0.08	$—
Second quarter	0.08	—
Third quarter	0.10	0.08
Fourth quarter	0.10	0.08

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

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2014, the bank had Statutory Retained Earnings of $123.8 million. In 2013, in light of the Company’s improved capital position and financial condition, our Board of Directors in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common shares.

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

See “Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our previous election to defer payments on our trust preferred securities, see Note 14 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of December 31, 2014, we estimate that there were 2,383 shares of our common stock in the Plan that were purchased within a one-year period would potentially be subject to rescission rights. These securities continue to be reflected in stockholders’ equity in our balance sheet.

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

In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased. A total of $13.5 million remained available for repurchased under the 2014 Repurchase Plan at December 31, 2014. The table below sets forth certain information concerning repurchases of our securities during the fourth quarter of 2014.

	Issuer Purchases of Equity Securities
				Maximum		Maximum
			Total Number	Number of	Dollar Value	Dollar Value of
			of Shares	Shares that	of Shares	Shares that
			Purchased as	May Yet Be	Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the	Announced	Under the
Period	Purchased	per Share	Programs	Program	Programs	Program
October 1-31	—	$—	—	—	$—	$26,588,374
November 1-30	261,354	19.14	—	—	5,003,522	21,584,852
December 1-31	415,000	19.37	—	—	8,036,901	13,547,951

Total	676,354	$19.28	—	—	$13,040,423	$13,547,951

In January 2015, our Board of Directors increased the authorization under the share repurchase program by an additional $25.0 million.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2014. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)

Statement of Operation Data:
Total interest income	$149,809	$140,278	$128,445	$136,450	$160,754
Total interest expense	6,391	7,169	8,734	18,629	42,101
Net interest income	143,418	133,109	119,711	117,821	118,653
Provision (credit) for loan and lease losses	(6,414)	(11,310)	(18,885)	(40,690)	159,548
Net interest income (loss) after provision for loan and lease losses	149,832	144,419	138,596	158,511	(40,895)
Other operating income	43,823	54,945	60,743	57,002	57,700
Goodwill impairment	—	—	—	—	102,689
Other operating expense (excluding goodwill impairment)	132,813	139,536	151,918	178,942	165,069
Income (loss) before income taxes	60,842	59,828	47,421	36,571	(250,953)
Income tax expense (benefit)	20,389	(112,247)	—	—	—
Net income (loss)	40,453	172,075	47,421	36,571	(250,953)

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$13,691	$4,256	$120,902	$180,839	$729,014
Investment securities (1)	1,467,305	1,660,046	1,698,593	1,493,925	705,345
Loans and leases	2,932,198	2,630,601	2,203,944	2,064,447	2,169,444
Allowance for loan and lease losses	74,040	83,820	96,413	122,093	192,854
Goodwill	—	—	—	—	—
Other intangible assets	29,697	32,783	37,499	41,986	44,639
Total assets	4,852,987	4,741,198	4,370,368	4,132,865	3,938,051
Core deposits (2)	3,306,133	3,093,279	3,006,657	2,786,215	2,796,144
Total deposits	4,110,300	3,936,173	3,680,772	3,443,528	3,132,947
Long-term debt	92,785	92,799	108,281	158,298	459,803
Total shareholders’ equity	568,041	660,113	504,822	456,440	66,052

Per Share Data (3):
Basic earnings (loss) per share	$1.08	$4.10	$1.14	$3.36	$(171.13)
Diluted earnings (loss) per share	1.07	4.07	1.13	3.31	(171.13)
Cash dividends declared	0.36	0.16	—	—	—
Book value	16.12	15.68	12.06	10.93	(42.18)
Diluted weighted average shares outstanding (in thousands)	37,937	42,317	42,084	36,342	1,516

Financial Ratios:
Return (loss) on average assets	0.85%	3.73%	1.13%	0.90%	(5.74)%
Return (loss) on average shareholders’ equity	6.80	27.70	9.81	9.83	(140.73)
Net income (loss) to average tangible shareholders’ equity	6.93	28.34	10.17	10.41	(193.24)
Average shareholders’ equity to average assets	12.50	13.47	11.49	9.17	4.08
Efficiency ratio (4)	70.93	74.20	84.19	102.36	151.83
Net interest margin (5)	3.32	3.19	3.10	3.09	2.91
Net loan charge-offs to average loans and leases	0.12	0.05	0.32	1.42	6.33
Nonaccrual loans to total loans and leases (6)	1.33	1.58	3.60	6.49	11.31
Allowance for loan and lease losses to total loans and leases	2.53	3.19	4.37	5.91	8.89
Allowance for loan and lease losses to nonaccrual loans (6)	189.42	201.55	121.53	91.17	78.62
Dividend payout ratio	33.64	3.93	N/A	N/A	N/A

(1)  Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)  Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)  On February 2, 2011, we effected a 1 for 20 reverse stock split on our outstanding common stock.

(4)  The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  Our efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income). See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Table 7. Reconciliation to Efficiency Ratio.

(5)  Computed on a taxable equivalent basis using an assumed income tax rate of 35%.

(6)  Nonaccrual loans include nonaccrual loans held for sale.

Five Year Performance Comparison

The significant items affecting the comparability of the five years’ performance include:

Provision for loan and lease losses

•                  Credit to the provision for loan and lease losses of $6.4 million, $11.3 million, $18.9 million and $40.7 million in 2014, 2013, 2012 and 2011, respectively, compared to a charge of $159.5 million in 2010.

Other operating income

•                  Net gains on sales of residential mortgage loans of $5.5 million, $10.0 million, $17.1 million, $8.1 million and $8.5 million in 2014, 2013, 2012, 2011 and 2010, respectively;

•                  Net gains on sales of foreclosed assets of $1.0 million, $8.6 million, $5.0 million, $6.8 million and $0.7 million in 2014, 2013, 2012, 2011 and 2010, respectively;

•                  Gain on early extinguishment of debt of $1.0 million in 2013, compared to a loss on early extinguishment of debt of $6.2 million and $5.7 million in 2011 and 2010, respectively; and

•                  Gain on ineffective portion of derivative of $0.1 million and $1.0 million in 2013 and 2011, respectively, compared to a loss on ineffective portion of derivative of $0.1 million in 2012.

Other operating expense

•                  Share-based compensation expense of $6.1 million, $6.4 million, $4.6 million, $2.6 million and $0.4 million recognized in 2014, 2013, 2012, 2011 and 2010, respectively;

•                  FDIC insurance premiums of $2.8 million, $2.7 million, $4.9 million, $6.8 million and $12.6 million in 2014, 2013, 2012, 2011 and 2010, respectively;

•                  Foreclosed asset expense of $1.7 million, $1.0 million, $6.9 million, $11.4 million and $9.6 million in 2014, 2013, 2012, 2011 and 2010, respectively;

•                  Severance, early retirement, and retention benefits of $0.9 million and $3.0 million in 2014 and 2013, respectively;

•                  Branch consolidation and relocation costs of $1.3 million in 2014;

•                  Charge for the provision for repurchased residential mortgage loans of $0.5 million, $5.0 million and $6.1 million in 2014, 2011 and 2010, respectively, compared to a credit to the provision for repurchased residential mortgage loans of $0.1 million and $2.0 million in 2013 and 2012, respectively;

•                  Credit to the reserve for unfunded loan commitments of $0.4 million, $3.5 million, $1.7 million, and $1.1 million in 2014, 2013, 2012 and 2010, respectively, compared to a charge of $1.6 million in 2011;

•                  Contributions to the Central Pacific Bank Foundation of $0.7 million, $0.8 million and $8.5 million in 2013, 2012, and 2011, respectively;

•                  Write down of assets of $2.6 million, $4.6 million and $1.5 million in 2012, 2011 and 2010, respectively;

•                  Goodwill impairment charge of $102.7 million in 2010; and

•                  Gain on sale of property of $7.7 million in 2010.

Income tax expense (benefit)

•                  Income tax expense of $20.4 million in 2014, compared to income tax benefit of $112.2 million in 2013. We did not record income tax expense in 2012, 2011 and 2010.

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

Executive Overview

We continued to make significant progress toward a full recovery of our Company in 2014. After three years of net losses in 2008 to 2010, we recorded our fourth consecutive profitable year in 2014. During fiscal 2014, we reported net income of $40.5 million, compared to net income of $172.1 million and $47.4 million in fiscal 2013 and 2012, respectively. Net income in 2013 included a non-cash income tax benefit of $119.8 million recorded in the first quarter of 2013 related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009. We also saw continued improvement in our asset quality as we reduced our nonperforming assets by $4.8 million to $42.0 million at December 31, 2014 from $46.8 million at December 31, 2013.

As a result of the continued improvement in our credit risk profile, we were able to reduce our allowance for loan and lease losses (the “Allowance”), which resulted in a positive impact to earnings. Our total credit costs during fiscal 2014, which include the provision for loan and lease losses (the “Provision”), write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, totaled a credit of $6.0 million, compared to a credit of $22.4 million in 2013.

With the improving market conditions in Hawaii, together with our efforts to increase market share, we realized strong loan growth of $301.6 million, or 11.5%, as well as an increase of $212.9 million, or 6.9% in our core deposit base in 2014. Our capital position remained strong, supported by four years of profitability and the improvements in our asset quality. As a result of our stable financial performance, all three of the regulatory enforcement actions the bank and CPF were previously subject to have been terminated.

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

Despite this stabilization, underutilization of labor forces, a slow recovery in the housing sector, low level of inflation as a result of declining commodity prices and weak global trade have added to the uncertainty surrounding a sustained economic recovery. In addition, downgrades of ratings of foreign debt instruments could raise borrowing costs and adversely impact the mortgage and housing markets.

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

Hawaii’s general economic conditions continued to improve in 2014. Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Hawaii’s strong visitor industry broke records for arrivals and visitor spending for the third consecutive year in 2014. According to the Hawaii Tourism Authority (“HTA”), 8.3 million total visitors arrived in the state in 2014. This was an increase of 1.3% from the previous high of 8.2 million visitor arrivals in 2013. The HTA also reported that total spending by visitors increased to $14.7 billion in 2014, an increase of $334.5 million, or 2.3%, from the previous high of $14.4 billion in 2013. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 1.9% and 3.6% in 2015, respectively.

Hawaii’s labor market conditions continued to improve in 2014. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.0% in December 2014, compared to 4.7% in December 2013. In addition, Hawaii’s unemployment rate in December 2014 of 4.0%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 5.6%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to remain stable at 4.1% in 2015.

Both real personal income and real gross state product grew by approximately 2.6% in 2014. DBEDT projects real personal income and real gross state product to grow by 2.5% and 2.8%, respectively, in 2015. Based on the recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, DBEDT expects Hawaii’s economy will continue positive growth in 2015.

Historically, real estate lending has been a primary focus for us, including residential mortgage, commercial mortgage and construction loans. As a result, we are dependent on the strength of Hawaii’s real estate market. Home sales in Hawaii and all around the country slowed in 2014. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased by 0.8% for single-family homes and decreased 1.3% for condominiums in 2014 from 2013, due primarily to low inventory of properties on the market. Real estate prices on Oahu, however, continued its moderate appreciation and set new records in 2014. The median resale price in 2014 for single-family homes on Oahu was $675,000, representing an increase of 3.8% from the median resale price of $650,000 in 2013. The median resale price for condominiums on Oahu was $350,000, representing an increase of 5.4% from the median resale price of $332,000 in 2013. We believe the Hawaii real estate market will show improvements in 2015, however, there can be no assurance that this will occur.

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

Allowance for Loan and Lease Losses

The Allowance is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio. At December 31, 2014, we had an Allowance of $74.0 million, compared to $83.8 million at December 31, 2013.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification (“ASC”) 310-10, Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of December 31, 2014, this specific reserve represented $1.5 million of the total Allowance, compared to $0.3 million at December 31, 2013.

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

For the purpose of determining general allowance loss factors, loss experience is derived from charge-offs and recoveries.  A charge-off occurs when the Company makes the determination that an amount of debt is deemed to be uncollectible. Loans are also charged off when it is probable that a loss has been incurred and it is possible to make a reasonable estimate of the loss. Charge-offs are classified into subsectors according to the underlying loan’s primary geography, loan category, collateral type (if applicable), investment type (if applicable), state/county, and the risk rating of the loan one year prior to the charge-off. A recovery occurs when a loan that is classified as a bad debt was either partially or fully charged off and has been subsequently recovered. Recoveries are classified according to the subsector of the earliest associated charge-off of the loan within a selected look-back period. The cumulative charge-offs are determined by summing all subsector-specific charge-offs that occurred within the selected look-back period and the cumulative recoveries are determined by summing the subsector-specific recoveries for each subsector.  Subsector losses are measured by subtracting each subsector’s cumulative recoveries from their respective cumulative charge-offs. Subsector losses are then divided by the subsector loan balance averaged over the look-back period to determine each subsector’s historical loss rate.

From 2010 through 2013, the calculation of subsector loss factors involved a look-back period of eight quarters (for loans secured by real estate by FDIC classifications) or four quarters (for all other loans). The Company’s then rapidly evolving loss experience necessitated the use of shorter loss analysis periods in order to ensure that loss rates would be adequately responsive to changes in loss experience. During that period, the Company considered recent loss data to be more relevant to the current period under analysis. The look-back period was also consistent with commentary provided by our primary banking regulator following our 2010 Safety and Soundness Examination.

As economic conditions continued to improve and stabilize through 2014, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the look-back period for loans secured by real estate was extended from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. This would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized through 2014, lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period will be weighted to place more emphasis on recent loss experience. Also in late 2013, the Company received guidance from its primary banking regulator supporting the use of extended loss analysis periods. The Supervisory Examiner recommended a periodic reassessment of the look-back period and suggested that a look-back period beyond eight quarters may be more reasonable given the then current economic conditions and portfolio performance.

Application of Proxies

The Company applies external proxies for minimum loss rates in those loan categories with no associated loss experience during the prescribed look-back period, including criticized credits. The Company believes the use of external proxies is a prudent approach versus using a zero loss factor for those loan categories that do not have loss experience in the look-back period.  The external proxies used are based on four select credit loss rates tracked by Moody’s Investor Service.

The following table describes the Moody’s loss rate that is applied as a proxy to each loan category when no associated loss experience is registered in a subsector of the loan category over the relevant look-back period.

Loan Segment	Proxy- Moody’s Loss Rate
Commercial, Financial and Agricultural	Maximum of Last 5 Yrs’ Annual Corporate Bond Loss Rate
Construction	Cumulative 2-Yr U.S. CMBS Loss Rate
Commercial Mortgage	Cumulative 2-Yr U.S. CMBS Loss Rate
Residential Mortgage	Cumulative 2-Yr U.S. RMBS/HEL Loss Rate
Consumer	1-Yr U.S. ABS excl. HEL Loss Rate
Leases	Maximum of Last 5 Yrs’ Annual Corporate Bond Loss Rate

In those loan categories described in the table above, specific loss rate proxies are applied based on the equivalence of respective risk ratings between the proxy rate and the loan subsector. Based on the conformity of risk characterizations, B-rated proxy rates are matched to substandard loan segments (risk rating 6), Ba-rated proxy rates are matched to special mention loan segments (risk rating 5), and Aaa, Aa, A and Baa-rated proxy rates are matched to risk ratings strong quality, above average quality, average quality, and acceptable quality, respectively (risk ratings 1, 2, 3 and 4).

For pass rated loan segments with no associated loss experience during the respective prescribed look-back periods, the proxy loss rate is determined by weighting each proxy loss rate (ratings Aaa, Aa, A and Baa) by the loan balance in each equivalent risk rating (strong, above average, average and acceptable quality, respectively).

In assessing the appropriateness of Moody’s proxy rates, the Company conducted a comprehensive review of other potential sources of proxy loss data, evaluated the qualitative and quantitative factors influencing the relevance and reliability of proxy data, and performed a correlation analysis to determine the co-dependency of historical loss ratios with Moody’s loss rates. The analysis compared historical loss ratios in each loan category to the associated Moody’s loss rates over ten years.

An analysis of the correlation between historical loss ratios and Moody’s loss rates revealed that the two metrics demonstrated a directionally consistent loss relationship in nearly every rating group and exhibited average to strong correlation across all rating groups in almost every segment. Given the results of the correlation analysis, the Company deemed application of these proxy loss rates to be reasonable and supportable.

Qualitative Adjustments

Our Allowance methodology uses qualitative adjustments for economic/market conditions and Company-specific conditions. The Company-specific condition factor is applied on a category basis and the economic/market conditions factor is applied on a regional/geographic basis. Two key indicators, personal income and unemployment, comprise the economic/market adjustment factor.

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

The general allowance also incorporates qualitative adjustment factors that capture company-specific conditions for which national/regional statistics are not available, or for which significant localized market specific events have not yet been captured within regional statistics or the Company’s historical loss experience. Since we cannot predict with certainty the amount of loan and lease charge-offs that will be incurred and because the eventual level of loan and lease charge-offs are impacted by numerous conditions beyond our control, we use our historical loss experience adjusted for current conditions to determine both our Allowance and Provision. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our Allowance. The determination of the Allowance requires us to make estimates of losses that are highly uncertain and involves a high degree of judgment. Accordingly, actual results could differ from those estimates. Changes in the estimate of the Allowance and related Provision could materially affect our operating results.

The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of December 31, 2014, this general allowance represented $68.5 million of the total Allowance, compared to $77.5 million at December 31, 2013.

Unallocated Reserve

The Company maintains an unallocated Allowance amount to provide for other credit losses inherent in our loan and lease portfolio that may not have been contemplated in the credit loss factors. The unallocated reserve is a measure to address judgmental estimates that are inevitably imprecise and it reflects an adjustment to the Allowance that is not attributable to specific categories of the loan portfolio. The unallocated reserve is distinct from and not captured in the Company’s qualitative adjustments in the general component of the Allowance. These qualitative adjustments only capture direct and specific risks to our portfolio, whereas the unallocated reserve is intended to capture broader national and global economic risks that could potentially have a ripple effect on our loan portfolio.

As of December 31, 2014 and 2013, an unallocated estimate of $4.0 million and $6.0 million, respectively, was based on the Company’s recognition of domestic (U.S. mainland) and international events that pose heightened volatility in the isolated Hawaiian market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on the two key drivers of the Hawaiian economy: tourism and Federal spending.

Although the Company does not have direct exposure to the economic and political crises occurring internationally, the ripple effect of continuous uncertainty surrounding ultimate resolution, along with quantifiable measures once achieved, may result in increased risk to the Company from the standpoint of consequences to its customer base and impacts on the Hawaii tourism market.

In the second quarter of 2014, the Company adopted an enhancement which limits the unallocated component of the Allowance as a percentage of the then current general component of the Allowance, rounded upward to the nearest $500,000. This is derived by taking the historical average of the percentage of the unallocated component to the general component over the maximum look-back period prescribed in our methodology. The unallocated amount may be maintained at higher levels during times of economic stress conditions on a local or global basis.

Reserve for Unfunded Loan Commitments

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. As of December 31, 2014 and December 31, 2013, our reserve for unfunded loan commitments totaled $1.7 million and $2.1 million, respectively.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At December 31, 2014 and 2013, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of income. At December 31, 2014 and 2013, this reserve totaled $2.7 million and $2.9 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency investors for vintages 2005 through 2014 were approximately $4.6 billion and $4.2 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that outstanding loans sold that have early payment default clauses as of December 31, 2014 total approximately $65.3 million.

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

Loans repurchased during the year ended December 31, 2014 totaled approximately $1.2 million. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands. Repurchase activity by vintage and investor type are depicted in Table 1 below.

Table 1. Repurchase Demands, Appeals, Repurchased and Pending Resolution

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appeals Granted	Repurchased	Pending Resolution	Repurchase Demands	Appeals Granted	Repurchased	Pending Resolution
Year ended December 31, 2014 [1]
2005 and prior	2	—	2	—	2	—	1	1
2006	1	—	1	—	2	1	—	1
2007	—	—	—	—	1	—	1	—
2008	5	3	2	—	—	—	—	—
2009	1	—	—	1	1	—	1	—
2010	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—
2013	1	1	—	—	—	—	—	—
2014	—	—	—	—	1	1	—	—
Total	10	4	5	1	7	2	3	2

Year ended December 31, 2013 [2]
2005 and prior	2	1	—	1	—	—	—	—
2006	3	2	—	1	—	—	—	—
2007	6	1	5	—	—	—	—	—
2008	15	6	6	3	—	—	—	—
2009	2	1	1	—	—	—	—	—
2010	1	1	—	—	—	—	—	—
2011	5	5	—	—	—	—	—	—
2012	3	2	1	—	2	—	1	1
2013	—	—	—	—	—	—	—	—
Total	37	19	13	5	2	—	1	1

[1] Based on repurchase requests received between January 1, 2014 and December 31, 2014.

[2] Based on repurchase requests received between January 1, 2013 and December 31, 2013.

The reserve for residential mortgage loan repurchase losses of $2.7 million at December 31, 2014 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a decrease of $0.3 million from December 31, 2013. The table below shows changes in the repurchase losses liability.

Table 2. Changes in the Reserve for Residential Mortgage Loan Repurchase Losses

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)

Balance, beginning of period	$2,949	$3,552
Change in estimate	467	(130)
Utilizations	(731)	(473)
Balance, end of period	$2,685	$2,949

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

The fair value of our mortgage servicing rights is validated by first ensuring the completeness and accuracy of the loan data used in the valuation analysis. Reconciliation is performed by comparing the loan data from our loan system to a valuation report prepared by a third party. Additionally, the critical assumptions which come from the third party are reviewed by management. This review may include comparing actual assumptions to forecast or evaluating the reasonableness of market assumptions by reviewing them in relation to the values and trends of assumptions used by peer banks. The validation process also includes reviewing key metrics such as the fair value as a percentage of the total unpaid principal balance of the mortgages serviced, and the resulting percentage as a multiple of the net servicing fee. These key metrics are tracked to ensure the trends are reasonable, and are periodically compared to peer banks.

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

During the second quarter of 2012, we evaluated the recoverability of the intangible assets on our customer relationships and non-compete agreements related to the acquisition of Pacific Islands Financial Management. Upon completion of this review, we determined that the intangible assets related to our customer relationships and non-compete agreements were both fully impaired, and thus, we recorded impairment charges to other operating expense totaling $0.9 million during the second quarter of 2012.

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

At December 31, 2014, we used a weighted-average discount rate of 4.0% and an expected long-term rate of return on plan assets of 7.0%, which affected the amount of pension liability recorded as of year-end 2014 and the amount of pension expense to be recorded in 2015. At December 31, 2013, we used a weighted-average discount rate of 4.7% and an expected long-term rate of return on plan assets of 7.5% in determining the pension liability recorded as of year-end 2013 and the amount of pension expense recorded in 2014. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2014, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2015 pension expense by less than $0.1 million and year-end 2014 pension liability by $1.0 million, while a 0.25% change in the asset return rate would impact 2015 pension expense by less than $0.1 million.

Overview of Results of Operations

2014 vs. 2013 Comparison

In 2014, we recognized net income of $40.5 million, or $1.07 per diluted common share, compared to net income of $172.1 million, or $4.07 per diluted common share, in 2013. Net income in 2013 included a non-cash income tax benefit of $119.8 million recorded in the first quarter of 2013 related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009. Excluding this income tax benefit, net income for 2013 was $52.3 million, or $1.24 per diluted common share.

Total credit costs, which include the Provision, write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, amounted to a credit of $6.0 million in 2014, compared to a credit of $22.4 million in 2013.

The decrease in net income from 2013 to 2014 was due primarily to an income tax benefit of $112.2 million recorded in 2013, which included the aforementioned reversal of a significant portion of a valuation allowance on our net DTA, compared to income tax expense of $20.4 million recorded in 2014. In addition, we recorded a credit to the Provision of $11.3 million in 2013, compared to a credit to the Provision of $6.4 million in 2014, and we also experienced a decrease in other operating income of $11.1 million from 2013 to 2014. The decrease in other operating income was due primarily to lower net gains on sales of foreclosed assets of $7.6 million and lower net gains on sales of residential mortgage loans of $4.4 million.

Offsetting these decreases was an increase in net interest income of $10.3 million and a decrease in other operating expense of $6.7 million. The increase in net interest income was due primarily to an increase in interest-earnings assets from 2013 to 2014, combined with an increase in yields earned on the assets. The decrease in other operating expense was due primarily to lower salaries and employee benefits of $8.4 million and lower amortization of intangible assets of $2.1 million, partially offset by higher computer software expense of $1.7 million.

Our net income on average assets and average shareholders’ equity for 2014 was 0.85% and 6.80%, respectively, compared to 3.73% and 27.70%, respectively, in 2013.

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

Table 3. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2014			2013			2012
		Average			Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$13,207	0.25%	$33	$81,249	0.25%	$203	$114,438	0.25%	$285
Taxable investment securities (1)	1,344,821	2.50	33,597	1,534,136	2.05	31,521	1,521,164	1.89	28,819
Tax-exempt investment securities (1)	178,275	3.45	6,148	177,510	3.51	6,232	83,663	4.25	3,557
Loans and leases, including loans held for sale (2)	2,798,826	4.01	112,137	2,394,955	4.36	104,479	2,130,758	4.55	97,029
Federal Home Loan Bank stock	45,185	0.10	46	47,202	0.05	24	48,654	—	—
Total interest earning assets	4,380,314	3.47	151,961	4,235,052	3.36	142,459	3,898,677	3.33	129,690
Nonearning assets	379,502			375,770			308,978
Total assets	$4,759,816			$4,610,822			$4,207,655

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$764,504	0.05%	$373	$708,658	0.05%	$349	$615,960	0.05%	$339
Savings and money market deposits	1,227,049	0.07	901	1,191,919	0.07	894	1,163,963	0.09	1,006
Time deposits under $100,000	254,572	0.42	1,069	285,042	0.46	1,301	326,288	0.59	1,937
Time deposits $100,000 and over	804,863	0.17	1,384	769,672	0.19	1,500	652,339	0.27	1,751
Short-term borrowings	31,732	0.29	92	1,988	0.32	6	11	0.67	—
Long-term debt	92,790	2.77	2,572	104,373	2.99	3,119	109,791	3.37	3,701
Total interest-bearing liabilities	3,175,510	0.20	6,391	3,061,652	0.23	7,169	2,868,352	0.30	8,734
Noninterest-bearing deposits	938,078			849,371			773,768
Other liabilities	51,003			73,040			72,131
Total liabilities	4,164,591			3,984,063			3,714,251
Shareholders’ equity	595,210			621,282			483,435
Non-controlling interests	15			5,477			9,969
Total equity	595,225			626,759			493,404
Total liabilities and equity	$4,759,816			$4,610,822			$4,207,655

Net interest income			$145,570			$135,290			$120,956

Net interest margin		3.32%			3.19%			3.10%

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Table 4. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change In:		Net	Due to Change In:		Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earning assets
Interest-bearing deposits in other banks	$(170)	$—	$(170)	$(82)	$—	$(82)
Taxable investment securities	(3,881)	5,957	2,076	245	2,457	2,702
Tax-exempt investment securities	27	(111)	(84)	3,988	(1,313)	2,675
Loans and leases, including loans held for sale	17,609	(9,951)	7,658	12,031	(4,581)	7,450
Federal Home Loan Bank stock	(1)	23	22	—	24	24
Total interest earning assets	13,584	(4,082)	9,502	16,182	(3,413)	12,769

Interest-bearing liabilities
Interest-bearing demand deposits	28	(4)	24	46	(36)	10
Savings and money market deposits	25	(18)	7	25	(137)	(112)
Time deposits under $100,000	(140)	(92)	(232)	(243)	(393)	(636)
Time deposits $100,000 and over	67	(183)	(116)	317	(568)	(251)
Short-term borrowings	95	(9)	86	13	(7)	6
Long-term debt	(346)	(201)	(547)	(183)	(399)	(582)
Total interest-bearing liabilities	(271)	(507)	(778)	(25)	(1,540)	(1,565)

Net interest income	$13,855	$(3,575)	$10,280	$16,207	$(1,873)	$14,334

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $145.6 million in 2014, increasing by $10.3 million, or 7.6%, from $135.3 million in 2013, which increased by $14.3 million, or 11.9%, from net interest income of $121.0 million recognized in 2012. The increase in net interest income for 2014 was primarily the result of a significant increase in average loans and leases as we continued to redeploy our excess liquidity into higher yielding assets. Also contributing to the increase was the 45 basis points (“bp”) increase in average yields earned on our taxable investment securities. Offsetting these increases was a decline in average yields earned on our loans and leases portfolio of 35 bp.

Average rates earned on our interest-earning assets increased by 11 bp in the year ended December 31, 2014, from the year ended December 31, 2013. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2014 declined by 3 bp, compared to the same period in 2013. The improvement in average yields earned on our interest earning assets in 2014 was directly attributable to the 45 bp increase in average yields earned on our taxable investment securities, an increase in our higher yielding loans and leases portfolio, and the corresponding decreases in our lower yielding interest-bearing deposits in other banks and taxable investment securities portfolio.

In the second quarter of 2014, $162.3 million in available-for-sale securities were sold as part of a balance sheet optimization strategy designed to improve our interest rate risk profile. Investment securities sold had a weighted average life of 5.7 years, average yield of 2.68%, and resulted in a gain of $0.2 million.

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

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 73.8%, 73.3%, and 74.8% of interest income in 2014, 2013 and 2012, respectively, as well as interest earned on investment securities, which represented 26.2%, 26.5%, and 25.0% of interest income, respectively. Interest income expressed on a taxable-equivalent basis of $152.0 million in 2014 increased by $9.5 million, or 6.7%, from the $142.5 million earned in 2013, which decreased by $12.8 million, or 9.8%, from the $129.7 million earned in 2012.

As depicted in Table 4, the increase in interest income in 2014 from the prior year was primarily due to a significant increase in average loans and leases balances and the increase in average taxable investment securities yields, partially offset by a decrease in average loan yields and the decrease in average taxable investment securities balances. The $403.9 million increase in average loans and leases contributed to an increase of $17.6 million in current year interest income. In addition, the 45 bp increase in average taxable investment securities yields in 2014 contributed to $6.0 million in higher interest income for the current year. These increases were partially offset by the 35 bp decrease in average loan yields in 2014 which contributed to $10.0 million in lower interest income for 2014. The $189.3 million decrease in average taxable investment securities contributed to a decrease of $3.9 million in current year interest income.

The increase in interest income in 2013 from 2012 was primarily due to a significant increase in average loans and leases and investment securities balances and the increase in average taxable investment securities yields, partially offset by a decrease in average loan yields and the decrease in average tax-exempt investment securities yields. The $264.2 million increase in average loans and leases contributed to an increase of $12.0 million of interest income and the $93.8 million increase in average tax-exempt investment securities contributed to an increase of $4.0 million of interest income. In addition, the 16 bp increase in average taxable investment securities yields in 2013 contributed to an increase of $2.5 million of interest income. These increases were partially offset by the 19 bp decrease in average loan yields in 2013 which contributed to $4.6 million in lower interest income for 2013. The 74 bp decrease in average tax-exempt investment securities yields in 2013 contributed to $1.3 million of the reduction in interest income.

Interest Expense

In 2014, interest expense was $6.4 million which represented a decrease of $0.8 million, or 10.9%, compared to interest expense of $7.2 million in 2013, which decreased by $1.6 million, or 17.9%, compared to $8.7 million in 2012.

Declines in average rates paid on interest-bearing liabilities were reflective of the FRB’s notably low interest rate policy that existed throughout 2014, 2013 and 2012 and contributed to the overall reduction in interest expense during the periods. In 2014, the average rate paid on interest-bearing liabilities decreased by 3 bp to 0.20%, compared to 0.23% in 2013. Decreases in the average rates paid on long-term debt of 22 bp, time deposits $100,000 and over of 2 bp, and time deposits under $100,000 of 4 bp, were the primary drivers of the overall decrease in interest expense. Decreases in the average balances of long-term debt of $11.6 million and time deposits under $100,000 of $30.5 million also contributed to the reduction of interest expense in 2014.

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

Net Interest Margin

Our net interest margin was 3.32%, 3.19% and 3.10% in 2014, 2013 and 2012, respectively. The improvement in our net interest margin in 2014 reflected the $403.9 million increase in average loans and leases contributing an increase of $17.6 million in the current year interest income. In addition, reinvestment in higher yielding taxable investment securities resulted in a 45 bp increase in average taxable yields, contributing $6.0 million in higher interest income in 2014. These increases were partially offset by the 35bp decrease in average loan yields, which contributed to the $10.0 million in lower interest income for 2014.

Improvement in our net interest margin in 2013 reflected the continued slowing of premium amortization on our mortgage backed securities and reinvestment of cash flow into higher yielding loans and leases and investment securities. Slowing of premium amortization in 2013 was attributed to reduced prepayment speeds on mortgage-backed securities. Reduced prepayment on mortgage backed securities were a result of an increase in intermediate-term yields of approximately 100 bps in 2013. As a result of slower premium amortization, the net interest margin was positively impacted by 5 bps in 2013.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through year end 2014. We continue to expect the target Fed Funds rate to remain low throughout 2015, as longer-term inflation expectations have remained stable. We expect the yield curve to begin to steepen in late 2015 on continued job growth and increases in household spending.  Thus we expect our net interest margin to remain relatively unchanged through 2015 and expand modestly with the economic recovery.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 5. Components of Other Operating Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Other service charges and fees	$11,754	$12,490	$11,083
Service charges on deposit accounts	8,113	7,041	8,367
Loan servicing fees	5,798	6,057	6,486
Net gain on sales of residential loans	5,545	9,986	17,095
Income from fiduciary activities	3,552	2,855	2,599
Income from bank-owned life insurance	2,922	2,333	2,899
Net gain on sales of foreclosed assets	971	8,584	4,999
Equity in earnings of unconsolidated subsidiaries	480	790	574
Fees on foreign exchange	464	508	551
Loan placement fees	437	570	690
Investment securities gains	240	482	789
Other	3,547	3,249	4,611
Total other operating income	$43,823	$54,945	$60,743

Total other operating income as a percentage of average assets	0.92%	1.19%	1.44%

Total other operating income of $43.8 million in 2014 decreased by $11.1 million, or 20.2%, from the $54.9 million earned in 2013, which decreased by $5.8 million, or 9.5%, from the $60.7 million earned in 2012.

The decrease in other operating income in 2014 from 2013 was due to lower net gains on sales of foreclosed assets and net gains on sales of residential mortgage loans of $7.6 million and $4.4 million, respectively, and a gain on the early extinguishment of trust preferred debt of $1.0 million (included in other) recorded in 2013. Offsetting these decreases in 2014 were higher income recovered on nonaccrual loans previously written off of $1.4 million (included in other) and service charges on deposit accounts of $1.1 million.

In 2013, we recorded lower net gains on sales of residential mortgage loans, rental income on foreclosed properties (included in other), and service charges on deposit accounts of $7.1 million, $3.7 million, and $1.3 million, respectively. Offsetting these decreases in 2013 were higher net gains on sales of foreclosed assets of $3.6 million, a gain on the early extinguishment of trust preferred debt of $1.0 million (included in other), and higher other service charges and fees of $1.0 million.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 6. Components of Other Operating Expense

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Salaries and employee benefits	$67,941	$76,294	$69,344
Net occupancy	15,252	14,323	13,920
Legal and professional services	7,806	8,094	13,824
Computer software expense	6,327	4,579	3,961
Amortization and impairment of other intangible assets	5,332	7,418	10,179
Communication expense	3,635	3,523	3,428
Equipment	3,582	3,676	3,966
Advertising expense	2,342	2,666	3,516
Foreclosed asset expense	1,710	1,036	6,887
Write down of assets	—	—	2,586
Other	18,886	17,927	20,307
Total other operating expense	$132,813	$139,536	$151,918

Total other operating expense as a percentage of average assets	2.79%	3.03%	3.61%

Total other operating expense of $132.8 million in 2014 decreased by $6.7 million, or 4.8%, from total operating expense of $139.5 million in 2013, which decreased by $12.4 million, or 8.2%, compared to 2012.

The decrease in total other operating expense in 2014, compared to 2013, was the result of lower salaries and employee benefits and amortization and impairment of intangible assets of $8.4 million and $2.1 million, respectively, and a premium paid in 2013 on the repurchase of preferred stock of two subsidiaries of $1.9 million (included in other). Offsetting these decreases were lower credits to reserves for unfunded loan commitments (included in other) of $3.1 million, higher computer software expense of $1.7 million, and branch consolidation and relocation costs incurred in 2014 of $1.3 million (included in other).

The decrease in total other operating expense in 2013, compared to 2012, was the result of lower credit-related charges of $10.2 million, lower legal and professional services of $5.7 million, lower amortization and impairment of other intangible assets of $2.8 million, lower FDIC insurance expense of $2.1 million (included in other), and lower accruals for the settlement of legal proceedings against the Company of $1.8 million (included in other), partially offset by higher salaries and employee benefits of $7.0 million, the aforementioned premium paid on the repurchase of preferred stock of two subsidiaries of $1.9 million (included in other), and lower credit to the reserve for repurchased residential mortgage loan losses of $1.9 million (included in other).

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing other operating expense by total revenue. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 70.93% in 2014, compared to 74.20% in 2013 and 84.19% in 2012. The decrease in our efficiency ratio was primarily driven by the aforementioned decrease in other operating expenses and increase in net interest income.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated:

Table 7. Reconciliation to Efficiency Ratio

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Efficiency Ratio
Total operating expenses	$132,813	$139,536	$151,918	$178,942	$267,758

Net interest income	$143,418	$133,109	$119,711	$117,821	$118,653
Total other operating income	43,823	54,945	60,743	57,002	57,700
Total revenue	$187,241	$188,054	$180,454	$174,823	$176,353

Efficiency ratio	70.93%	74.20%	84.19%	102.36%	151.83%

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

In the second, third and fourth quarters of 2013, the Company recorded income tax expense of $1.9 million, $2.2 million, and $3.4 million, respectively, and ended 2013 with a net income tax benefit of $112.2 million. In 2014, the Company recorded net income tax expense of $20.4 million.

In 2013, we decreased our valuation allowance against our net DTAs by $140.8 million, or 95.5%, to $6.7 million at December 31, 2013 from $147.5 million at December 31, 2012. Of the total decrease to the valuation allowance, $132.1 million was recognized as a non-cash credit to income tax expense, while $8.7 million was charged against accumulated other comprehensive income (loss) (“AOCI”).

As of December 31, 2014, the remaining valuation allowance on our net DTA totaled $2.8 million which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company’s net DTA totaled $104.4 million as of December 31, 2014, compared to a net DTA of $137.2 million as of December 31, 2013, and is included in other assets on our consolidated balance sheets.

Our effective tax rate was 33.5% in 2014 compared to -187.6% in 2013 and 0% in 2012. Because we recognized a full valuation allowance against our net DTAs in 2012, we did not record any income tax expense or benefit in that period.

Financial Condition

Total assets of $4.9 billion at December 31, 2014 increased by $111.8 million, or 2.4%, from the $4.7 billion at year-end 2013, and total liabilities of $4.3 billion at December 31, 2014 increased by $203.9 million, or 5.0%, from the prior year. The increase in total assets in 2014 was due primarily to our deposit growth and deployment of these proceeds into higher yielding assets.

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

To manage credit risk (i.e., the ability of borrowers to repay their loan obligations), management analyzes the borrower’s financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers. The general underwriting guidelines require analysis and documentation to include among other things, overall credit worthiness of borrower, guarantor support, use of funds, loan term, minimum equity, loan-to-value standards, repayment terms, sources of repayment, covenants, pricing, collateral, insurance, and documentation standards.   All loan requests considered by us should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, asset verification, tax returns, title reports, and appraisals (where appropriate).

We score consumer and small business loans using an underwriting matrix (“Scorecard”) developed based on the results of an analysis from a reputable national credit scoring company commissioned by our Bank. The Scorecard uses the attributes that were determined to most highly correlate with probability of repayment.  Those attributes include (i) credit score, (ii) age of oldest account, (iii) credit limit amount, and (iv) debt-to-income ratio.

Loans and leases totaled $2.9 billion at December 31, 2014, increasing by $301.6 million, or 11.5%, from the $2.6 billion at year-end 2013, which increased by $426.7 million, or 19.4%, from the $2.2 billion held at year-end 2012. The increase in our loan portfolio in 2014 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was primarily due to net increases in the residential mortgage, commercial, financial and agricultural, consumer, and construction and development loan portfolios totaling $145.8 million, or 12.8%, $65.0 million, or 16.3%, $54.5 million, or 17.5%, and $38.9 million, or 51.5%, respectively. In addition, we transferred the collateral in six portfolio loans with a carrying value of $2.8 million to other real estate and recorded charge-offs of loans and leases of $9.9 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 8. Loans by Categories

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Commercial, financial and agricultural	$463,763	$398,716	$246,218	$180,704	$207,980
Real estate:
Construction	114,554	75,616	96,194	161,063	313,785
Mortgage:
- residential	1,282,324	1,136,573	966,065	844,737	690,092
- commercial	703,273	702,767	741,580	751,431	816,475
Consumer	365,144	310,688	143,383	108,810	112,949
Leases	3,140	6,241	10,504	17,702	28,163
Total loans and leases	2,932,198	2,630,601	2,203,944	2,064,447	2,169,444
Allowance for loan and lease losses	(74,040)	(83,820)	(96,413)	(122,093)	(192,854)
Net loans	$2,858,158	$2,546,781	$2,107,531	$1,942,354	$1,976,590

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of December 31, 2014.

Table 9. Geographic Distribution

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$287,254	$176,509	$463,763
Real estate:
Construction	111,010	3,544	114,554
Mortgage:
- residential	1,282,324	—	1,282,324
- commercial	587,322	115,951	703,273
Consumer	254,259	110,885	365,144
Leases	3,140	—	3,140
Total loans and leases	2,525,309	406,889	2,932,198
Allowance for loan and lease losses	(62,685)	(11,355)	(74,040)
Net loans and leases	$2,462,624	$395,534	$2,858,158

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

Due to the heightened risk of construction lending and declining real estate value, we reduced our exposure to this sector and decreased our construction loan portfolio by $152.7 million in 2011, $64.9 million in 2012, and $20.6 million in 2013. In 2014, as real estate values have shown stability, the portfolio increased by $38.9 million.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $66.5 million at December 31, 2014, compared to $27.4 million in the prior year, while remaining interest reserves was $3.2 million, or 4.9% of the outstanding principal balance of loans with interest reserves at December 31, 2014, compared to $2.4 million, or 8.7% of the outstanding principal balance of loans with interest reserves at December 31, 2013.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 10. Mortgage Loan Portfolio Composition

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential
HELOC	$228,319	11.5%	$175,612	9.6%	$154,195	9.0%	$131,980	8.3%	$142,445	9.5%
Closed-ended loans	1,054,005	53.1	960,961	52.2	811,870	47.6	712,757	44.6	547,647	36.3
Total	1,282,324	64.6	1,136,573	61.8	966,065	56.6	844,737	52.9	690,092	45.8

Commercial	703,273	35.4	702,767	38.2	741,580	43.4	751,431	47.1	816,475	54.2
Total	$1,985,597	100.0%	$1,839,340	100.0%	$1,707,645	100.0%	$1,596,168	100.0%	$1,506,567	100.0%

Residential

Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii and home equity lines of credit and loans. Our home equity lines of credit, which typically carry floating interest rates, accounted for approximately 18% of our residential mortgage portfolio. Maximum loan-to-value ratios of 80% are typically required for fixed- and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.4 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable, credit losses on residential mortgages had been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Residential mortgage loan balances as of December 31, 2014 totaled $1.3 billion, increasing by $145.8 million, or 12.8%, from the $1.1 billion held at year-end 2013, which increased by $170.5 million, or 17.6%, from the $966.1 million held at year-end 2012. The increase in residential mortgage loan balances was due primarily to the reinvestment of cash flow into higher yielding assets.

Residential mortgage loans held for sale at December 31, 2014 totaled $9.7 million, a decrease of $2.7 million, or 21.7%, from the December 31, 2013 balance of $12.4 million, which decreased by $25.9 million, or 67.7%, from the December 31, 2012 balance of $38.3 million. In 2014, 2013 and 2012, we did not securitize any residential mortgage loans.

Home equity lines of credit (“HELOCs”) are underwritten according to a policy and guidelines reviewed and approved by the Board of Directors annually. All HELOCs originated since early 2011 have a ten year draw period followed by a 20 year repayment period during which the principal balance will be fully amortized. As of December 31, 2014, 70% of the HELOCS in the portfolio are fully amortizing and the remaining 30% have a balloon payment due at maturity. All HELOCs today are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio (DTI), and maximum combined loan-to-value ratio (CLTV). During 2014, the weighted average FICO score for newly originated lines exceeded 760 and the weighted average CLTV was less than 60%. Any underwriting exceptions are recorded and tracked. As of December 31, 2014, more than 30% of all lines in the portfolio were secured by 1st lien mortgages at origination. All HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

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

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 11. Consumer Loan Portfolio Composition

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Automobile	$150,559	41.2%	$149,780	48.2%	$70,219	48.9%	$64,343	59.1%	$66,955	59.2%
Other revolving credit plans	67,099	18.4	61,835	19.9	35,074	24.5	34,505	31.7	34,396	30.5
Student loans	57,776	15.8	15,971	5.1	—	—	—	—	—	—
Other	89,710	24.6	83,102	26.8	38,090	26.6	9,962	9.2	11,598	10.3
Total	$365,144	100.0%	$310,688	100.0%	$143,383	100.0%	$108,810	100.0%	$112,949	100.0%

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

Consumer loans totaled $365.1 million at December 31, 2014, increasing by $54.5 million, or 17.5%, from 2013’s year-end balance of $310.7 million, which increased by $167.3 million, or 116.7%, compared to the $143.4 million held at year-end 2012. At December 31, 2014, automobile loans, primarily indirect dealer loans, comprised 41.2% of consumer loans outstanding.

Total automobile loans of $150.6 million at year-end 2014 increased by $0.8 million, or 0.5%, from 2013’s year-end balance of $149.8 million, which increased by $79.6 million, or 113.3%, from $70.2 million at year-end 2012. In 2014, we purchased participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. In 2013, we purchased participation interest in auto loans totaling $67.7 million, which included a $2.8 million premium over the $64.9 million outstanding balance.

In 2014 and 2013, we purchased participation interests in student loans (included in other) totaling $51.5 million and $17.4 million, respectively, which represented the outstanding balance at the time of purchase. We did not have any participation interests in student loans at December 31, 2012.

In addition, we issued solar photovoltaic loans (included in other) which totaled $17.7 million at December 31, 2014, compared to $17.9 million at December 31, 2013 and less than $0.1 million at December 31, 2012.

Concentrations of Credit Risk

As of December 31, 2014, approximately $2.1 billion, or 71.6% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii and California. Consistent with our focus of being a Hawaii-based bank, 86% of our loan portfolio was concentrated in the Hawaii market while 14% was concentrated in the U.S. Mainland as of December 31, 2014.

Our foreign credit exposure as of December 31, 2014 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2014, commercial, financial and agricultural loans were 25.8% fixed rate and 74.2% variable rate. Real estate construction loans were 19.0% fixed rate and 81.0% variable rate. Residential mortgage loans, which include home equity lines and loans, were 70.0% fixed rate and 30.0% variable rate. Commercial mortgage loans were 35.1% fixed rate and 64.9% variable rate. Consumer loans were 70.9% fixed rate and 29.1% variable rate.

Commercial loans and commercial mortgage loans with variable interest rates are underwritten at the current market rate of interest. For commercial loans and commercial real estate loans with a fixed rate period that are not fully amortizing, the loans are underwritten at the current market rate of interest. At the expiration of the fixed rate period and/or maturity, the projected loan balance at that time is underwritten at an interest rate based on the current interest rate plus two percent per annum (2.0%).

Qualifying payments for our variable rate residential mortgage loans with initial fixed rate periods of five years or less are calculated using the greater of the note rate plus 2% per annum or the fully indexed rate. Payments for our variable rate loans with a fixed-rate period of greater than five years are calculated using the greater of the note rate or the fully indexed rate. The qualifying payment for our HELOCs is based on the fully indexed rate plus the required principal payment due during repayment assuming the line was fully drawn. Our consumer lines of credit use a qualifying payment factor that exceeds the actual fully indexed interest rate.

Table 12 sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2014. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 22. Interest Rate Sensitivity.

Table 12. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
		Over one
	One year	through	Over five
	or less	five years	years	Total
	(Dollars in thousands)

Commercial, financial and agricultural
With fixed interest rates	$328	$53,414	$65,997	$119,739
With variable interest rates	2,180	151,196	190,648	344,024
	2,508	204,610	256,645	463,763
Real estate:
Construction
With fixed interest rates	—	14,730	6,999	21,729
With variable interest rates	—	68,928	23,897	92,825
	—	83,658	30,896	114,554
Mortgage - residential
With fixed interest rates	141	12,772	885,336	898,249
With variable interest rates	450	33,824	349,801	384,075
	591	46,596	1,235,137	1,282,324
Mortgage - commercial
With fixed interest rates	1,302	72,565	173,121	246,988
With variable interest rates	2,424	66,237	387,624	456,285
	3,726	138,802	560,745	703,273
Consumer
With fixed interest rates	37	115,046	143,826	258,909
With variable interest rates	25,280	44,245	36,710	106,235
	25,317	159,291	180,536	365,144
Leases
With fixed interest rates	197	2,943	—	3,140
With variable interest rates	—	—	—	—
	197	2,943	—	3,140
Total	$32,339	$635,900	$2,263,959	$2,932,198

All loans
With fixed interest rates	$2,005	$271,470	$1,275,279	$1,548,754
With variable interest rates	30,334	364,430	988,680	1,383,444
Total	$32,339	$635,900	$2,263,959	$2,932,198

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

The Company maintains its Allowance at an appropriate level as of a given balance sheet date to absorb management’s best estimate of probable credit losses inherent in its loan portfolios that will likely be realized over various loss emergence periods. These periods are based upon management’s comprehensive analysis of the risk profiles particular to the respective loan portfolios. Analysis of Allowance appropriateness is performed quarterly to coincide with financial disclosure to the public and to the regulatory agencies and is governed by a Board-approved policy and methodology.

The Allowance consists of two components: allocated and unallocated. To calculate the allocated component, we combine specific reserves required for individual loans (including impaired loans), reserves required for pooled graded loans and loan concentrations, and reserves required for homogeneous loans (e.g., consumer loans and residential mortgage loans). We use a loan grading system whereby loans are segregated by risk. Certain graded commercial and commercial real estate loans are analyzed on an individual basis. Other graded loans are analyzed on an aggregate basis based on loss experience for the specific loan type; risks inherent in concentrations by geographic location, collateral or property type; and recent changes in loan grade and delinquencies. The determination of an allocated Allowance for homogeneous loans is done on an aggregate level based upon various factors including historical loss experience, delinquency trends, and economic conditions and are adjusted for qualitative factors including migration and volatility risks. We also use third party inputs as proxies (as described above under “Application of Proxies) for certain segments of loans for which we do not have sufficient historical loss data. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan portfolio, economic uncertainties and imprecision in the estimation process.

When segmenting the Company’s loan portfolio, we consider the guidance contained in ASC 310-10-55-16 through 310-10-55-18 by grouping loans that contain similar risk characteristics into various loan categories. The loan categories used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Loans are segmented by market (Hawaii and Mainland) and FDIC classifications, then, further segmented by geography, risk rating, and other relevant risk characteristics. The granular segmentation is performed to better account for differences in risk profiles within FDIC classifications attributable to localized market specific or other geographic factors, as based on management’s analysis of the correlation of certain risk characteristics and assessment of their predictive value in terms of probable losses. Loans secured by real estate are further segmented by state, MSA, or county, as appropriate, to account for geographical impacts to historical loss rates. Commercial and Industrial loans are further segmented by product type to account for higher risk associated with unsecured lines to borrowers where source of repayment is real estate related and syndicated national credits. Unsecured lines with real estate related source of repayment have historically had higher delinquency and loss rates. Also, syndicated national credits are considered higher risk as it is a new product to the Bank and the loan size is typically larger.

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 13. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Average amount of loans outstanding	$2,798,826	$2,394,955	$2,130,758	$2,121,544	$2,716,090

Allowance for loan and lease losses:
Balance at beginning of year	$83,820	$96,413	$122,093	$192,854	$205,279

Charge-offs:
Commercial, financial and agricultural	5,046	2,812	3,779	2,401	7,550
Real estate:
Construction	—	358	8,435	31,371	126,829
Mortgage - residential	139	1,083	1,664	4,347	10,801
Mortgage - commercial	1,041	6,768	2,033	1,298	51,521
Consumer	3,703	1,595	1,490	2,116	3,242
Leases	8	—	28	10	19
Total	9,937	12,616	17,429	41,543	199,962

Recoveries:
Commercial, financial and agricultural	2,326	1,387	1,614	1,805	2,421
Real estate:
Construction	2,040	3,596	6,622	6,518	13,902
Mortgage - residential	992	1,107	876	1,033	847
Mortgage - commercial	53	4,240	488	1,034	9,472
Consumer	1,152	657	1,029	1,082	1,259
Leases	8	346	5	—	88
Total	6,571	11,333	10,634	11,472	27,989
Net loans charged off	3,366	1,283	6,795	30,071	171,973

Provision (credit) charged to operations	(6,414)	(11,310)	(18,885)	(40,690)	159,548

Balance at end of year	$74,040	$83,820	$96,413	$122,093	$192,854

Ratios:
Allowance for loan and lease losses to loans and leases outstanding at end of year	2.53%	3.19%	4.37%	5.91%	8.89%

Net loans charged off during year to average loans and leases outstanding during year	0.12%	0.05%	0.32%	1.42%	6.33%

Our Allowance at December 31, 2014 totaled $74.0 million, which represented a decrease of $9.8 million, or 11.7%, from year-end 2013. When expressed as a percentage of total loans and leases, our Allowance decreased to 2.53% at December 31, 2014, from 3.19% at year-end 2013. The decrease in our Allowance during 2014 was a result of a credit to the Provision of $6.4 million recognized during the year and $3.4 million in net loan charge-offs during the year. The decrease in our Allowance as a percentage of total loans and leases from year-end 2013 to year-end 2014 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets and is consistent with our belief that stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland is continuing.

Our Allowance as a percentage of our nonperforming assets decreased from 179.29% at December 31, 2013 to 176.14% at December 31, 2014. Our Allowance as a percentage of our nonaccrual loans decreased from 201.55% at December 31, 2013 to 189.42% at December 31, 2014.

This trend was consistent with the improving credit quality as represented by non-performing assets of $42.0 million, $46.8 million, and $90.0 million at December 31, 2014, 2013 and 2012, respectively.  Net charge-offs for the years ended December 31, 2014, 2013 and 2012 were $3.4 million, $1.3 million and $6.8 million, respectively.

The general component of the Allowance is applicable to performing loans and leases and comprised 92.5%, 92.4% and 90.7% of the total Allowance at December 31, 2014, 2013 and 2012, respectively. The amounts of the general reserves were $68.5 million, $77.5 million and $87.4 million at December 31, 2014, 2013 and 2012, respectively.

The specific component of the Allowance evaluates for impairment and provisions for those loans that meet one or more of the following characteristics: classified as substandard, doubtful or loss, nonaccrual loans, troubled debt restructures, or any loans deemed prudent by management to analyze. The specific reserves comprised 2.1%, 0.4% and 3.1% of the total Allowance at December 31, 2014, 2013 and 2012, respectively. The amounts of the specific reserves were $1.5 million, $0.3 million and $3.0 million at December 31, 2014, 2013 and 2012, respectively.

In 2010, the general reserve factors were adjusted to calculate the Allowance for our commercial mortgage portfolios both in Hawaii and on the U.S. Mainland, as well our residential mortgage loan portfolio, including the owner occupied, investor, and home equity segments. Our decision to increase the general reserves established for these loan categories were made after considering various quantitative and qualitative factors. These considerations included, but were not limited to, our recent loss history, a revised assessment of projected national and local economic and market conditions, the potential negative impact that the weak commercial and residential real estate markets may have on these portfolios, and input from our regulators.

The historical loss experience used to determine the Allowance was developed based on management’s contention that baseline loss factors should be reflective of variations in risk profile across the risk rating spectrum, and that the consideration of more recent loss data is more relevant to the current period under the analysis and will provide the Bank with a more transparent, clearly defined, and consistent methods of predicting the probable loss. Upon until 2013, the cumulative net losses were traced back two years for the FDIC classifications involving real estate collateral to account for prolonged loss recognition and ultimate disposition periods associated with loans secured by real estate and traced back one year for the other FDIC classifications. The look back period for assignment of loss factors by risk rating is one year from initial loss recognition across all FDIC classifications, including those with two year cumulative look-back periods. The cumulative net losses are divided by the average outstanding balance over the same period.

While no material enhancements were made to the methodology from 2011 to 2013, the Company reevaluated its Allowance methodology and incorporated a number of enhancements in the first quarter of 2014. The enhancements focused on emphasizing the Bank’s actual loss experience to generate provisions that are more reflective of current portfolio conditions and loss exposures and de-emphasizing the use of external proxies as the Bank experiences extended periods of normalized operations. This is accomplished by including additional historical loss data in the determination of loss rates and select qualitative adjustments, serving to establish a prudent, more transparent and consistently derived Allowance provision.

From 2010 through 2013, the Company had utilized an eight and four quarter look-back for the purposes of determining cumulative net losses. During this time, the Company believed that the eight and four quarter look-back periods were appropriate given the prevailing credit quality and loss rate conditions. The Company’s then rapidly evolving loss experience necessitated the use of shorter loss analysis periods in order to ensure that loss rates would be adequately responsive to changes in loss experience. During that period, the Company considered recent loss data to be more relevant to the current period then under analysis. The look-back period was also consistent with commentary provided by our primary banking regulator following our 2010 Safety and Soundness Examination.

As economic conditions continued to improve and stabilize through 2014, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the look-back period for loans secured by real estate was extended from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. This would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized through 2014, lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period will be weighted to place more emphasis on recent loss experience. In late 2013, the Company received guidance from its primary banking regulator supporting the use of extended loss analysis periods. The Supervisory Examiner recommended a periodic reassessment of the look-back period and suggested that a look-back period beyond eight quarters may be more reasonable given the then current economic conditions and portfolio performance.

In recognizing that current and relevant environmental (economic, market or other) conditions that can affect repayment may not yet be fully reflected in historical loss experience, qualitative assessments are conducted to factor in current loan portfolio and market intelligence. These adjustments, which are added to (or subtracted from) the loss ratio, consider the nature of the bank’s primary markets and are reasonable, consistently determined and appropriately documented. These qualitative adjustments for 2012 through 2014 include the following:

2012

•                  In the second quarter 2012, adjustment factors were added to the Pass and Special Mention rated Commercial Mortgage segments in consideration of the refinance risk associated with loans maturing over the next two years. Adjustment factors were not added to Substandard rated loans due to the enhanced level of monitoring devoted to these credits, with impairment analysis performed as indicated.

•                  In the second quarter 2012, an adjustment factor was added in recognition of the delegation of increased credit authority to Line Division Management and changes in the underwriting and approval process for small business lending. This change involved moving from a judgmental underwriting process for all loans to a score-based approval process below a certain loan size threshold, and a streamlined judgmental process augmented by relationship officer involvement above a certain loan size threshold.

2013

•                  In the first quarter of 2013, an adjustment factor was added to the Pass rated residential mortgage segments in consideration of emerging concentration risk. In addition, “benchmark” loss rates were applied to loans generated via recent preapproved and invitation to apply promotions in the Direct Consumer segment until historical loss data had been accumulated. Also, weighted adjustment factors were applied to the syndicated loan portfolio based on Moody’s proxy default rates to account for increased risk associated with recent entrance into this sector and risk exposure attributed to the size of individual credits.

•                  In the second quarter of 2013, an adjustment factor was subtracted from the Pass rated residential mortgage segments in consideration of the continued disparity between actual calculated historical loss rates and those provided by our primary regulator in 2010.

•                  In the third quarter of 2013, we purchased the first student loan pool. The expected loss rates were applied to the student loans in the Direct Consumer segment until historical loss data has been accumulated for this loan segment.

2014

•                  In the first quarter of 2014, the refinance risk qualitative adjustment factors for commercial mortgages were discontinued as the extension of the historical loss look-back period is deemed to capture a majority of the segment’s refinance risk through the incorporation of more comprehensive economic data.

•                  In the first quarter of 2014, the previous methodology for Pass rated residential mortgage subsectors based on guidance from our primary regulator in 2010 was discontinued in order to better reflect the bank’s current exposure and actual loss experience. The Company deems the bank’s actual loss experience to be more reflective of current portfolio conditions.

•                  In the first quarter of 2014, in consideration of portfolio concentration risk, benchmark adjustment factors were added to the Pass and Special Mention rated subsectors of segments with loan balances comprising greater than 20% of the total loan portfolio. The benchmark adjustment factors consider segment-specific annual loss rates over the economic cycle in order to determine a loss rate that adequately captures concentration risk. In the first quarter of 2014, the benchmark adjustment factors affected the Pass rated residential mortgage and commercial mortgage segments.

•                  In the second quarter of 2014, the Company adopted an incremental enhancement to its existing methodology for determining the unallocated component of the reserve. This enhancement is based upon the relationship between the unallocated component of the Allowance and then current general component (FAS 5) of the Allowance, rounded upward to the nearest $500,000.

•                  In the fourth quarter of 2014, the Company determined that it was appropriate to separate U.S. mainland commercial mortgages from Hawaii commercial mortgages for purposes of calculating concentration risk. In making this assessment, the Company considered the regulatory guidance and concluded that the U.S. mainland commercial mortgages were no longer not sufficiently similar in credit performance to the credit performance of the Hawaii commercial mortgages such that they would necessarily “perform like a single large exposure.” This is supported by a correlation analysis conducted by the Company. In light of the statistical evidence demonstrating the reduced dependency between the credit performance of the two segments, the Company concluded that the U.S. mainland commercial mortgage segment should not be included with the Hawaii commercial mortgage segment for the determination of portfolio concentration.

•                  In the fourth quarter of 2014, the Company adopted a time based graduated scale to reduce reliance on benchmark data by substituting our emerging actual experience in the Pre-approved Consumer Loans and Student Loans portfolios of the Consumer Loan Segment.

•                  In the fourth quarter of 2014, the Company replaced a Moody’s proxy loss rate designed to compensate for the large size of the individual loans and lack of experience with a qualitative factor based on the Company’s emerging experience in the syndicated loan portfolio. The portfolio has begun to season and within the one year look-back period, we experienced a loss. The Company considers it prudent to augment the emerging experience of this portfolio with qualitative factors that are intended to compensate for lack of sufficient historical experience.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management’s risk assessment and estimated loss rate.

Table 14. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for Loan	Category	for Loan	Category	for Loan	Category	for Loan	Category	for Loan	Category
	and Lease	to Total	and Lease	to Total	and Lease	to Total	and Lease	to Total	and Lease	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)

Commercial, financial and agricultural	$8,954	15.8%	$13,196	15.2%	$4,987	11.2%	$6,110	8.7%	$13,426	9.6%
Real estate:
Construction	14,969	3.9	2,774	2.9	4,510	4.3	28,630	7.8	76,556	14.5
Mortgage:
Residential	17,927	43.7	25,272	43.2	27,836	43.8	30,732	40.9	29,059	31.8
Commercial	20,869	24.0	29,947	26.7	50,574	33.7	49,733	36.4	67,079	37.6
Consumer	7,314	12.5	6,576	11.8	2,421	6.5	2,335	5.3	3,155	5.2
Leases	7	0.1	55	0.2	85	0.5	553	0.9	1,579	1.3
Unallocated	4,000	—	6,000	—	6,000	—	4,000	—	2,000	—
Total	$74,040	100.0%	$83,820	100.0%	$96,413	100.0%	$122,093	100.0%	$192,854	100.0%

The Allowance allocated to commercial loans at year-end 2014 totaled $9.0 million, compared to $13.2 million at year-end 2013, representing 1.9% and 3.3% of total commercial loans, respectively. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial loans were primarily due to improvement in the Moody’s proxy loss rates utilized.

The Allowance allocated to construction loans totaled $15.0 million, or 13.1%, of construction loans at year-end 2014, compared to $2.8 million, or 3.7%, of construction loans outstanding at year-end 2013. The increases in the ending Allowance amount and the Allowance as a percentage of construction loans were primarily due to the significant increase in the construction loan portfolio as of year-end 2014.

The Allowance allocated to our residential mortgage loans decreased to $17.9 million, or 14.0%, of total residential mortgage loans at December 31, 2014, compared to $25.3 million, or 2.2%, of related loans at year-end 2013. The decrease in the ending Allowance amount was primarily due to the decrease in nonaccrual residential mortgage loans as of year-end 2014.

Commercial mortgage loans were allocated an Allowance of $20.9 million, or 3.0%, of those loans at December 31, 2014, compared to $29.9 million, or 4.3%, of commercial mortgage loans at year-end 2013. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial mortgage loans were primarily due to the decreases in the commercial mortgage loan portfolio and nonaccrual commercial loans as of year-end 2014.

The allocated Allowance for consumer loans at December 31, 2014 increased to $7.3 million from $6.6 million in the prior year, representing 2.0% of total consumer loans in 2014, compared to 2.1% in 2013. The increase in the ending Allowance amount was primarily due to an increase in the consumer loan portfolio as of year-end 2014.

We also allocated an Allowance for leases of $7 thousand, or 0.2%, of total leases, compared to $55 thousand, or 0.9%, of total leases as of year-end 2013.

The unallocated portion of the Allowance of $4.0 million at December 31, 2014 decreased from $6.0 million at December 31, 2013. The unallocated portion of the Allowance is maintained to provide for additional credit risk which may exist but may not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

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

Table 15. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$13,007	$3,533	$3,510	$1,367	$982
Real estate:
Construction	310	4,015	38,742	69,765	182,073
Mortgage - residential	13,048	20,271	27,499	46,960	45,581
Mortgage - commercial	12,722	13,769	9,487	15,821	16,443
Consumer	—	—	—	—	225
Leases	—	—	94	—	—
Total nonaccrual loans	39,087	41,588	79,332	133,913	245,304

Other real estate
Real estate:
Construction	747	3,770	8,105	56,429	54,507
Mortgage - residential	2,201	1,184	2,372	5,252	3,000
Mortgage - commercial	—	209	209	—	—
Other real estate	2,948	5,163	10,686	61,681	57,507
Total nonperforming assets	42,035	46,751	90,018	195,594	302,811

Accruing loans delinquent for 90 days or more
Real estate:
Construction	—	—	—	—	6,550
Mortgage - residential	—	—	387	—	1,800
Consumer	77	—	116	28	181
Leases	—	15	—	—	—
Total accruing loans delinquent for 90 days or more	77	15	503	28	8,531

Restructured loans still accruing interest
Commercial, financial & agricultural	361	406	447	—	—
Real estate:
Construction	892	3,857	9,522	5,170	—
Mortgage - residential	17,845	16,508	15,366	3,093	13,401
Mortgage - commercial	10,405	2,502	6,425	—	—
Total restructured loans still accruing interest	29,503	23,273	31,760	8,263	13,401

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$71,615	$70,039	$122,281	$203,885	$324,743

Total nonperforming assets as a percentage of loans and leases and other real estate	1.43%	1.77%	4.06%	9.20%	13.60%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	1.43%	1.77%	4.09%	9.20%	13.98%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases and other real estate	2.44%	2.66%	5.52%	9.59%	14.58%

Year-to-date changes in nonperforming assets:
Balance at beginning of year	$46,751	$90,018	$195,594	$302,811	$499,804
Additions	28,295	27,648	46,641	73,248	240,322
Reductions:
Payments	(9,630)	(41,766)	(63,107)	(106,529)	(237,263)
Return to accrual status	(15,761)	(17,247)	(26,261)	(9,482)	(25,666)
Sales of foreclosed assets	(3,457)	(9,519)	(53,029)	(36,221)	(29,456)
Charge-offs and/or writedowns	(4,163)	(2,383)	(9,820)	(28,233)	(144,930)
Total reductions	(33,011)	(70,915)	(152,217)	(180,465)	(437,315)
Balance at end of year	$42,035	$46,751	$90,018	$195,594	$302,811

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $42.0 million at December 31, 2014, compared to $46.8 million at year-end 2013. Nonperforming assets at December 31, 2014 were comprised of $39.1 million in nonaccrual loans, none of which were loans classified as held for sale, and $2.9 million in other real estate.

The decrease in 2014 was attributable to $15.8 million in loans restored to accrual status, $9.6 million in repayments, charge-offs and write-downs totaling $4.2 million, and the sale of $3.5 million in other real estate. All of these decreases were offset by $28.3 million in gross additions.

Net changes to nonperforming assets by category during 2014 included net decreases in U.S. Mainland commercial mortgage assets totaling $7.3 million, Hawaii residential mortgage assets totaling $6.2 million, Hawaii construction and development assets totaling $5.9 million, U.S. Mainland construction and development assets totaling $0.8 million, and Hawaii commercial assets totaling $0.7 million. Partially offsetting these decreases were net increases in U.S. Mainland commercial assets totaling $10.1 million and Hawaii commercial mortgage assets totaling $6.1 million.

Loans delinquent for 90 days or more still accruing interest were less than $0.1 million at December 31, 2014 and 2013.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 16. Distribution of Investment Securities

	December 31,
	2014		2013		2012
	Held to	Available	Held to	Available	Held to	Available
	maturity (at	for sale	maturity (at	for sale	maturity (at	for sale
	amortized cost)	(at fair value)	amortized cost)	(at fair value)	amortized cost)	(at fair value)
	(Dollars in thousands)
Debt securities:
U.S. Government sponsored entities	$—	$—	$—	$—	$—	$280,939
States and political subdivisions	—	191,645	—	179,357	—	185,911
Corporate securities	—	100,604	—	158,095	—	127,946
Mortgage-backed securities:
U.S. Government sponsored entities	238,287	751,558	252,047	927,626	161,848	941,043
Non-agency collateralized mortgage obligations	—	184,334	—	142,046	—	—
Other	—	877	—	875	—	906
Total	$238,287	$1,229,018	$252,047	$1,407,999	$161,848	$1,536,745

Investment securities totaled $1.5 billion at December 31, 2014, decreasing by $192.7 million, or 11.6%, from the $1.7 billion held at December 31, 2013, which decreased by $38.5 million, or 2.3%, from the $1.7 billion at year-end 2012.

In the second quarter of 2014, $162.3 million in available-for-sale agency securities were sold as part of a balance sheet optimization strategy designed to improve our interest rate risk profile. We received $162.5 million in gross proceeds and gross realized gains and losses on the sales of the available-for-sale investment securities were $0.9 million and $0.7 million, respectively. The investment securities sold had a weighted average life of 5.7 years and average net yield of 2.68%. The specific identification method was used as the basis for determining the cost of all securities sold.

In the fourth quarter of 2013, we executed a bond swap where we sold $271.5 million in lower-yielding available-for-sale agency debentures and agency mortgage-backed securities with an average net yield of 1.87% and a weighted average life of 2.9 years and reinvested the majority of the proceeds in $242.5 million of higher-yielding agency mortgage-backed securities, non-agency commercial mortgage-backed securities, and corporate bond securities with an average yield of 3.21% and a weighted average life of 7.4 years. The specific identification method was used as the basis for determining the cost of all securities sold and the new securities were classified in the available-for-sale portfolio. We received $271.9 million in gross proceeds and gross realized gains and losses on the sales of the available-for-sale investment securities were $3.9 million and $3.4 million, respectively.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2014.

Table 17. Maturity Distribution of Investment Portfolio

		Weighted
	Carrying	Average
Portfolio Type and Maturity Grouping	Value	Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
U.S. Government sponsored entities mortgage-backed securities:
Within one year	$—	—%
After one but within five years	—	—
After five but within ten years	—	—
After ten years	238,287	2.06
Total U.S. Government sponsored entities mortgage-backed securities	238,287	2.06

Total held-to-maturity portfolio	$238,287	2.06%

Available-for-sale portfolio:
States and political subdivisions:
Within one year	$3,847	4.11%
After one but within five years	7,099	5.06
After five but within ten years	63,468	2.64
After ten years	117,231	3.61
Total States and political subdivisions	191,645	3.35

Corporate securities:
Within one year	—	—
After one but within five years	50,888	2.85
After five but within ten years	49,716	2.94
After ten years	—	—
Total Corporate securities	100,604	2.90

U.S. Government sponsored entities mortgage-backed securities:
Within one year	—	—
After one but within five years	330	5.06
After five but within ten years	45,239	2.72
After ten years	705,989	2.30
Total U.S. Government sponsored entities mortgage-backed securities	751,558	2.33

Non-agency collaterized mortgage obligations:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	117,635	3.06
After ten years	66,699	3.68
Total Non-agency collaterized mortgage obligations	184,334	3.29

Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	877	—
Total Other	877	—

Total available-for-sale portfolio	$1,229,018	2.68%

Total investment securities	$1,467,305	2.58%

(1)  Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 34%.

During 2014, the weighted average yield of the investment portfolio of 2.58% remained unchanged from the prior year.

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

Total deposits of $4.1 billion at December 31, 2014 reflected an increase of $174.1 million, or 4.4%, from total deposits of $3.9 billion at December 31, 2013. Total deposits at December 31, 2013 increased by $255.4 million, or 6.9%, over the year-end 2012 balance of $3.7 billion. The increase in deposits in 2014 reflects increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings and money market deposits of $143.1 million, $59.7 million, and $35.6 million, respectively, offset by  decreases in other time deposits and government-owned time deposits of $52.1 million and $12.1 million, respectively.

Core deposits totaled $3.3 billion at December 31, 2014 and increased by $212.9 million, or 6.9%, from December 31, 2013, which increased by $86.6 million or 2.9% from December 31, 2012. Core deposits as a percentage of total deposits was 80.4% at December 31, 2014, compared to 78.6% at December 31, 2013 and 81.7% at December 31, 2012.

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 4 bp in 2014, while savings and money market deposit rates and interest-bearing demand deposit rates remained unchanged. The average rate paid on all deposits in 2014 decreased to 0.09% from 0.11% in 2013 and 0.14% in 2012. The drop in average rates paid in 2014 was attributable to the depressed interest rate environment in which we, as well as other financial institutions throughout the country, continued to operate in during 2014.

Table 18. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$938,078	—%	$849,371	—%	$773,768	—%
Interest-bearing demand deposits	764,504	0.05	708,658	0.05	615,960	0.05
Savings and money market deposits	1,227,049	0.07	1,191,919	0.07	1,163,963	0.09
Time deposits	1,059,435	0.23	1,054,714	0.27	978,627	0.38
Total	$3,989,066	0.09%	$3,804,662	0.11%	$3,532,318	0.14%

We expect overall deposit rates to remain suppressed in 2015 in response to the FRB’s current monetary policy of keeping interest rates at low levels. In addition to the external interest rate environment, the overall direction of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts as part of the Dodd-Frank Act as further described in “Item 1A. Risk Factors.”

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2014.

Table 19. Contractual Obligations

	Payments Due By Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Short-term borrowings	$38,000	$—	$—	$—	$38,000
Long-term debt	—	—	—	92,785	92,785
Pension plan and SERP obligations	2,713	5,686	5,795	33,066	47,260
Operating leases	7,756	11,856	8,672	24,604	52,888
Purchase obligations	17,096	15,896	11,506	96	44,594
Total	$65,565	$33,438	$25,973	$150,551	$275,527

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

Common and Preferred Equity

Shareholders’ equity totaled $568.0 million at December 31, 2014, a decrease of $92.1 million, or 13.9%, from the $660.1 million at December 31, 2013, which increased by $155.3 million, or 30.8%, from 2012. When expressed as a percentage of total assets, shareholders’ equity was 11.7% at December 31, 2014, compared to 13.9% at December 31, 2013 and 11.6% at December 31, 2012.

The significant decrease in shareholders’ equity from 2013 was primarily attributable to : 1) the purchase of 3,405,888 shares of our common stock for a total cost of $68.8 million, excluding fees and expenses, related to a tender offer, 2) the purchase of 2,782,178 shares of our common stock for a total cost of $56.2 million, excluding fees and expenses, related to repurchase agreements with our two largest shareholders, 3) the repurchase of 857,554 shares of our common stock for a total cost of $16.5 million, under our stock repurchase program, and 4) cash dividends paid of $13.4 million. These decreases were partially offset by $40.5 million and $19.0 million in net income and accumulated other comprehensive income in 2014, respectively. During 2014 we repurchased approximately 16.73% of our common stock outstanding at December 31, 2013.

The significant increase in shareholders’ equity from 2012 to 2013 was primarily attributable to the $172.1 million in net income recognized in 2013. As previously mentioned, net income in 2013 included a non-cash income tax benefit of $119.8 million recorded in the first quarter of 2013 related to the reversal of a significant portion of a valuation allowance that was established against the Company’s net DTA during the third quarter of 2009.

In June 2013, the Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common stock at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $0.8 million. The warrant was being carried as a derivative liability on our balance sheet at $0.8 million at March 31, 2013. Accordingly, we recorded a credit to other noninterest expense of $0.1 million during the quarter related to the gain on the purchase of the warrant. After the completion of this transaction, the Treasury no longer holds any outstanding shares of our common stock, or any warrants to purchase our common stock they received in connection with our participation in the Troubled Assets Relief Program.

Our tangible common equity ratio was 11.52% at December 31, 2014, compared to 13.69% at December 31, 2013 and 11.24% at December 31, 2012. Our book value per share was $16.12, $15.68, and $12.06 at year-end 2014, 2013 and 2012, respectively. The decrease in our tangible common equity ratio from 2013 was primarily attributable to the reduction in our common equity due to the common stock repurchases completed in 2014 under the aforementioned tender offer, repurchase agreements with our two largest shareholders, and stock repurchase program. The increase in our book value per share from 2013 was primarily attributable to net income and accumulated other comprehensive income recorded in 2014 of $40.5 million and $19.0 million, respectively, combined with the reduction in common shares outstanding due to the aforementioned common stock repurchases completed in 2014.

The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders’ equity, less intangible assets (excluding mortgage servicing rights), by total assets, less intangible assets (excluding mortgage servicing rights).

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 20. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2014	2013	2012
	(Dollars in thousands)

Total shareholders’ equity	$568,041	$660,113	$504,822
Less:
Preferred stock	—	—	—
Other intangible assets (excluding mortgage servicing rights)	(10,029)	(12,704)	(15,378)
Tangible common equity	558,012	647,409	489,444

Total assets	4,852,987	4,741,198	4,370,368
Less: Other intangible assets (excluding mortgage servicing rights)	(10,029)	(12,704)	(15,378)
Tangible assets	4,842,958	4,728,494	4,354,990

Tangible common equity to Tangible assets	11.52%	13.69%	11.24%

Trust Preferred Securities

We have four statutory trusts, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $90.0 million in trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of CPB Capital Trust I (“Trust I”) would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities of Trust I and in April 2014, the remaining $0.5 million in common stock of the Trust I was called. On August 27, 2014, Trust I was cancelled with the state of Delaware.

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

In 2013, in light of the Company’s improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common shares to shareholders.

On March 21, 2014, CPF received its first dividend from the bank since September 2008 of $125.0 million in order to meet its obligations under the Tender Offer and Private Repurchases. In the second, third and fourth quarters of 2014, CPF received dividends from the bank totaling $16.1 million, $9.6 million, and $8.6 million, respectively, to fund the quarterly cash dividends and share repurchases. As of December 31, 2014, on a stand-alone basis, CPF had an available cash balance of approximately $22.8 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2014, the bank had Statutory Retained Earnings of $123.8 million.

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

The Tender Offer expired on March 21, 2014 and we accepted for purchase 3,405,888 shares of our common stock at the purchase price of $20.20 per share for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer. The Tender Offer closed on March 28, 2014.

Share Repurchases

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

In January 2008, our Board of Directors authorized the repurchase and retirement of up to 60,000 shares of the Company’s common stock (the “2008 Repurchase Plan”). Repurchases under the 2008 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. There were no repurchases of common stock during 2012 and 2013. A total of 55,000 shares remained available for repurchase under the 2008 Repurchase Plan at December 31, 2013. In January 2014, the 2008 Repurchase Plan and the remaining 55,000 shares were superseded by the Tender Offer and Repurchase Agreements with our Lead Investors.

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program. A total of $13.5 million remained available for repurchase under the 2014 Repurchase Plan at December 31, 2014.

In January 2015, our Board of Directors increased our repurchase authority by an additional $25.0 million. We continue to explore opportunities to expand our ability to repurchase shares from shareholders.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2014. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 21. Rate Sensitivity of Assets, Liabilities and Equity

		Over	Over Six	Over One
	Three	Three	Through	Through	Over
	Months	Through	Twelve	Three	Three	Nonrate
	or Less	Six Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$13,691	$—	$—	$—	$—	$—	$13,691
Investment securities	43,879	38,121	72,370	269,452	1,031,171	12,312	1,467,305
Loans held for sale	9,595	—	—	—	—	88	9,683
Loans and leases	808,983	197,868	350,743	759,956	809,663	4,985	2,932,198
Federal Home Loan Bank stock	—	—	—	—	43,932	—	43,932
Other assets	—	—	—	—	—	386,178	386,178
Total assets	$876,148	$235,989	$423,113	$1,029,408	$1,884,766	$403,563	$4,852,987

Liabilities and Equity
Noninterest-bearing deposits	$1,034,146	$—	$—	$—	$—	$—	$1,034,146
Interest-bearing deposits	2,423,860	353,343	169,957	98,458	30,536	—	3,076,154
Short-term borrowings	38,000	—	—	—	—	—	38,000
Long-term debt	92,785	—	—	—	—	—	92,785
Other liabilities	—	—	—	—	—	43,861	43,861
Equity	—	—	—	—	—	568,041	568,041
Total liabilities and equity	$3,588,791	$353,343	$169,957	$98,458	$30,536	$611,902	$4,852,987

Interest rate sensitivity gap	$(2,712,643)	$(117,354)	$253,156	$930,950	$1,854,230	$(208,339)	$—

Cumulative interest rate sensitivity gap	$(2,712,643)	$(2,829,997)	$(2,576,841)	$(1,645,891)	$208,339	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2014, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Estimated Net Interest
Rate Change	Income Sensitivity
+200bp	1.51%
-100bp	(3.41)%

Table 22. Interest Rate Sensitivity

	Expected Maturity Within
	One	Two	Three	Four	Five		Total	Total
	Year	Years	Years	Years	Years	Thereafter	Book Value	Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$13,691	$—	$—	$—	$—	$—	$13,691	$13,691
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate investments	$154,369	$147,223	$122,230	$107,274	$106,540	$816,600	$1,454,236	$1,463,738
Weighted average interest rates	2.49%	2.58%	2.55%	2.52%	2.53%	2.62%	2.58%

Variable rate investments	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Equity investments	$—	$—	$—	$—	$—	$757	$757	$877
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$399,443	$284,122	$205,367	$147,012	$108,032	$385,429	$1,529,405	$1,458,528
Weighted average interest rates	4.39%	4.39%	4.32%	4.26%	4.23%	4.27%	4.33%

Variable rate loans	$473,519	$259,195	$206,181	$137,072	$101,341	$190,996	$1,368,304	$1,269,308
Weighted average interest rates	3.87%	3.89%	3.95%	4.27%	4.28%	4.43%	4.04%

Total - December 31, 2014	$1,041,022	$690,540	$533,778	$391,358	$315,913	$1,393,782	$4,366,393	$4,206,142
Total - December 31, 2013	$959,208	$598,220	$461,619	$388,741	$289,048	$1,590,714	$4,287,550	$4,062,580

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$2,030,870	$—	$—	$—	$—	$—	$2,030,870	$2,030,870
Weighted average interest rates	0.07%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%

Time deposits	$915,597	$71,085	$28,064	$9,214	$21,284	$40	$1,045,284	$1,047,322
Weighted average interest rates	0.16%	0.36%	0.82%	0.90%	1.20%	0.78%	0.22%

Short-term borrowings	$38,000	$—	$—	$—	$—	$—	$38,000	$38,000
Weighted average interest rates	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%

Long-term debt	$—	$—	$—	$—	$—	$92,785	$92,785	$42,454
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	2.75%	2.75%

Total - December 31, 2013	$2,984,467	$71,085	$28,064	$9,214	$21,284	$92,825	$3,206,939	$3,158,646
Total - December 31, 2012	$2,932,624	$66,874	$29,443	$12,518	$9,539	$94,972	$3,145,970	$3,094,415

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2014 was 71.3% compared to 66.8% at December 31, 2013. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $71.4 million in 2014, $84.5 million in 2013, and $39.4 million in 2012. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $83.1 million, $442.1 million and $306.3 million in 2014, 2013 and 2012, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2014, 2013 and 2012, net loan originations accounted for $245.1 million, $357.9 million and $152.4 million, respectively, of cash used in investing activities. Net proceeds received from sales and maturities of investment securities totaled $223.0 million in 2014, compared to net purchases of investment securities of $24.2 million and $220.8 million in 2013 and 2012, respectively. Investing activities included proceeds from sales of loans originated for investment of $10.7 million, and $10.3 million in 2013 and 2012, respectively, and other real estate of $3.9 million, $17.9 million, and $56.9 million in 2014, 2013, and 2012, respectively. We did not sell any loans originated for investment in 2014.

Cash provided by financing activities totaled $48.4 million, $229.5 million, and $187.2 million in 2014, 2013, and 2012, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2014, 2013 and 2012, we increased net deposits by $174.1 million, $255.4 million and $237.2 million, respectively. Net cash inflows from short-term debt totaled $30.0 million in 2014 and $8.0 million in 2013, compared to net cash outflow of $34 thousand in 2012. Net cash outflows for long-term debt totaled $14 thousand in 2014, $15.5 million in 2013 and $50.0 million in 2012. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily dividends and stock repurchases totaled $155.7 million of cash used in 2014, due primarily to share repurchases under the Tender Offer, the Private Repurchases, and the 2014 Repurchase Plan.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, continued access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company’s and bank’s financial position.

The bank is a member of and maintained a $945.0 million line of credit with the FHLB as of December 31, 2014. Short-term and long-term borrowings under this arrangement totaled $38.0 million and nil at December 31, 2014, respectively, compared to $8.0 million and $14 thousand at December 31, 2013, respectively. FHLB advances outstanding at December 31, 2014 were secured by unencumbered investment securities with a fair value of $0.8 million and certain real estate loans with a carrying value of $1.5 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At December 31, 2014, $907.0 million was undrawn under this arrangement.

The bank also maintained a line of credit with the Federal Reserve discount window of $33.3 million and $46.5 million as of December 31, 2014 and 2013, respectively. There were no advances outstanding under this arrangement at December 31, 2014 and 2013. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $72.9 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 12 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2014, net cash provided by operating activities amounted to $157.9 million. The primary source of funds in operating activities included dividends received from the bank of $159.3 million. Net cash provided by investing activities amounted to $1.0 million. Net cash used in financing activities amounted to $155.7 million. The primary use of funds in financing activities included the repurchases of common stock totaling $142.4 million and cash dividends of $13.4 million paid to our common shareholders.

In 2013, net cash used in operating activities of the holding company amounted to $4.9 million. The primary use of funds in operating activities included the payment of deferred accrued interest on its subordinated debentures of $13.0 million. Net cash used in financing activities amounted to $22.1 million. The primary use of funds in financing activities included the repurchase of trust preferred securities of Trust I and subsequent retirement of long-term debt of Trust I totaling $15.5 million, and cash dividends of $6.7 million paid to our common shareholders.

In 2012, net cash provided by operating activities of the holding company amounted to $1.1 million.

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

Impact of New Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, “Investments — Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” The provisions of ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. ASU 2014-01 is effective with retroactive application for the Company’s reporting period beginning on January 1, 2015. We are currently evaluating whether we will adopt the provisions of ASU 2014-01.We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The provisions of ASU 2014-04 provide guidance on when an in substance repossession or foreclosure occurs, which is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In June 2014, the FASB Issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company’s reporting period beginning on January 1, 2016. As of December 31, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables — Troubled Debt Restructurings by Creditors Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.”  ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.  ASU 2014-14 is effective for the Company’s reporting period beginning on January 1, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 27, 2015

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and due from banks	$72,316	$45,092
Interest-bearing deposits in other banks	13,691	4,256
Investment securities:
Available for sale, at fair value	1,229,018	1,407,999
Held to maturity, at amortized cost (fair value of $235,597 at December 31, 2014 and $238,705 at December 31, 2013)	238,287	252,047
Total investment securities	1,467,305	1,660,046

Loans held for sale	9,683	12,370
Loans and leases	2,932,198	2,630,601
Allowance for loan and lease losses	(74,040)	(83,820)
Net loans and leases	2,858,158	2,546,781

Premises and equipment, net	49,214	49,039
Accrued interest receivable	13,584	14,072
Investment in unconsolidated subsidiaries	7,246	9,127
Other real estate	2,948	5,163
Other intangible assets	29,697	32,783
Bank-owned life insurance	152,283	149,604
Federal Home Loan Bank stock	43,932	46,193
Other assets	132,930	166,672
Total assets	$4,852,987	$4,741,198

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,034,146	$891,017
Interest-bearing demand	788,272	728,619
Savings and money market	1,242,598	1,207,016
Time	1,045,284	1,109,521
Total deposits	4,110,300	3,936,173

Short-term borrowings	38,000	8,015
Long-term debt	92,785	92,799
Other liabilities	43,861	44,037
Total liabilities	4,284,946	4,081,024

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding none at December 31, 2014 and 2013	—	—
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 35,233,674 and 42,107,633 shares at December 31, 2014 and 2013, respectively	642,205	784,547
Surplus	79,716	75,498
Accumulated deficit	(157,039)	(184,087)
Accumulated other comprehensive income (loss)	3,159	(15,845)
Total shareholders’ equity	568,041	660,113
Non-controlling interest	—	61
Total equity	568,041	660,174
Total liabilities and equity	$4,852,987	$4,741,198

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$112,137	$104,479	$97,029
Interest and dividends on investment securities:
Taxable interest	33,574	31,498	28,803
Tax-exempt interest	3,996	4,051	2,312
Dividends	23	23	16
Interest on deposits in other banks	33	203	285
Dividends on Federal Home Loan Bank stock	46	24	—
Total interest income	149,809	140,278	128,445

Interest expense:
Interest on deposits:
Demand	373	349	339
Savings and money market	901	894	1,006
Time	2,453	2,801	3,688
Interest on short-term borrowings	92	6	—
Interest on long-term debt	2,572	3,119	3,701
Total interest expense	6,391	7,169	8,734

Net interest income	143,418	133,109	119,711
Provision (credit) for loan and lease losses	(6,414)	(11,310)	(18,885)
Net interest income after provision for loan and lease losses	149,832	144,419	138,596

Other operating income:
Other service charges and fees	11,754	12,490	11,083
Service charges on deposit accounts	8,113	7,041	8,367
Loan servicing fees	5,798	6,057	6,486
Net gain on sales of residential loans	5,545	9,986	17,095
Income from fiduciary activities	3,552	2,855	2,599
Income from bank-owned life insurance	2,922	2,333	2,899
Net gain on sales of foreclosed assets	971	8,584	4,999
Equity in earnings of unconsolidated subsidiaries	480	790	574
Fees on foreign exchange	464	508	551
Loan placement fees	437	570	690
Investment securities gains	240	482	789
Other	3,547	3,249	4,611
Total other operating income	43,823	54,945	60,743

Other operating expense:
Salaries and employee benefits	67,941	76,294	69,344
Net occupancy	15,252	14,323	13,920
Legal and professional services	7,806	8,094	13,824
Computer software expense	6,327	4,579	3,961
Amortization and impairment of other intangible assets	5,332	7,418	10,179
Communication expense	3,635	3,523	3,428
Equipment	3,582	3,676	3,966
Advertising expense	2,342	2,666	3,516
Foreclosed asset expense	1,710	1,036	6,887
Write down of assets	—	—	2,586
Other	18,886	17,927	20,307
Total other operating expense	132,813	139,536	151,918

Income before income taxes	60,842	59,828	47,421
Income tax expense (benefit)	20,389	(112,247)	—
Net income	40,453	172,075	47,421

Per common share data:
Basic earnings per share	$1.08	$4.10	$1.14
Diluted earnings per share	1.07	4.07	1.13
Cash dividends declared	0.36	0.16	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net income	$40,453	$172,075	$47,421
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	22,711	(31,865)	(1,271)
Net change in unrealized gain (loss) on derivatives	—	10,993	(434)
Minimum pension liability adjustment	(3,707)	5,857	(1,289)
Other comprehensive income (loss), net of tax	19,004	(15,015)	(2,994)
Comprehensive income	$59,457	$157,060	$44,427

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common					Other	Non
	Shares	Preferred	Common		Accumulated	Comprehensive	Controlling
	Outstanding	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2011	41,749,116	$—	$784,539	$66,585	$(396,848)	$2,164	$9,980	$466,420

Net income	—	—	—	—	47,421	—	—	47,421
Other comprehensive loss	—	—	—	—	—	(2,994)	—	(2,994)
4,291 net shares of common stock purchased by directors’ deferred compensation plan	—	—	(27)	—	—	—	—	(27)
Share-based compensation	117,930	—	—	3,982	—	—	—	3,982
Non-controlling interests	—	—	—	—	—	—	(23)	(23)
Balance at December 31, 2012	41,867,046	$—	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779

Net income	—	—	—	—	172,075	—	—	172,075
Other comprehensive loss	—	—	—	—	—	(15,015)	—	(15,015)
Cash dividends ($0.16 per share)	—	—	—	—	(6,735)	—	—	(6,735)
1,782 net shares of common stock purchased by directors’ deferred compensation plan	—	—	(39)	—	—	—	—	(39)
Share-based compensation	240,587	—	74	4,931	—	—	—	5,005
Non-controlling interests	—	—	—	—	—	—	(9,896)	(9,896)
Balance at December 31, 2013	42,107,633	$—	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174

Net income	—	—	—	—	40,453	—	—	40,453
Other comprehensive income	—	—	—	—	—	19,004	—	19,004
Cash dividends ($0.36 per share)	—	—	—	—	(13,405)	—	—	(13,405)
1,118 net shares of common stock sold by directors’ deferred compensation plan	—	—	(11)	—	—	—	—	(11)
7,045,620 shares of common stock repurchased and other related costs	(7,045,620)	—	(142,405)	—	—	—	—	(142,405)
Share-based compensation	171,661	—	74	4,218	—	—	—	4,292
Non-controlling interests	—	—	—	—	—	—	(61)	(61)
Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,453	$172,075	$47,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(6,414)	(11,310)	(18,885)
Depreciation and amortization	5,842	6,007	6,351
Amortization and impairment of other intangible assets	5,332	7,418	10,179
Write down of assets	—	—	2,586
Write down of other real estate, net of gain on sale	1,133	(8,011)	(358)
Net amortization of investment securities	7,807	13,283	15,670
Share-based compensation	4,218	4,931	3,982
Net gain on sale of investment securities	(240)	(482)	(789)
Net gain on sales of residential loans	(5,545)	(9,986)	(17,095)
Proceeds from sales of loans held for sale	373,061	654,005	969,089
Originations of loans held for sale	(364,828)	(618,106)	(952,402)
Equity in earnings of unconsolidated subsidiaries	(480)	(790)	(574)
Increase in cash surrender value of bank-owned life insurance	(3,161)	(2,729)	(4,934)
Deferred income taxes	20,482	(112,138)	—
Premium paid on repurchases of preferred stock of subsidiaries	—	1,895	—
Net change in other assets and liabilities	(6,228)	(11,531)	(20,853)
Net cash provided by operating activities	71,432	84,531	39,388

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	145,592	448,453	437,471
Proceeds from sales of investment securities available for sale	162,470	271,931	130,076
Purchases of investment securities available for sale	(98,408)	(753,496)	(627,356)
Proceeds from maturities of and calls on investment securities held to maturity	15,814	13,500	2,487
Purchases of investment securities held to maturity	(2,443)	(4,595)	(163,498)
Net loan principal repayments (loan originations)	(245,099)	(357,853)	(152,350)
Purchases of loan portfolios	(62,648)	(85,110)	—
Proceeds from sales of loans originated for investment	—	10,679	10,340
Proceeds from sales of other real estate	3,865	17,892	56,915
Proceeds from bank-owned life insurance	481	536	1,997
Purchases of premises and equipment	(6,017)	(6,287)	(3,696)
Distributions from unconsolidated subsidiaries	531	9,615	467
Net return of capital from (contributions to) unconsolidated subsidiaries	466	(9,050)	—
Proceeds from redemption of FHLB stock	2,261	1,735	869
Net cash used in investing activities	(83,135)	(442,050)	(306,278)

Cash flows from financing activities:
Net increase in deposits	174,127	255,401	237,244
Repayments of long-term debt	(14)	(15,482)	(50,017)
Net increase (decrease) in short-term borrowings	29,985	8,015	(34)
Cash dividends paid on common stock	(13,405)	(6,735)	—
Repurchases of common stock	(142,405)	—	—
Net proceeds from issuance of common stock and stock option exercises	74	74	—
Repurchases of preferred stock of subsidiaries	—	(11,781)	—
Net cash provided by financing activities	48,362	229,492	187,193

Net increase (decrease) in cash and cash equivalents	36,659	(128,027)	(79,697)

Cash and cash equivalents:
At beginning of year	49,348	177,375	257,072
At end of year	$86,007	$49,348	$177,375

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,413	$19,260	$5,622
Income taxes	—	5	5
Cash received during the year for:
Income taxes	185	—	430
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$11	$39	$27
Net reclassification of loans to other real estate	2,783	4,358	4,846
Net reclassification of loans held for sale to other real estate	—	—	716
Net transfer of loans to loans held for sale	—	—	1,487
Net transfer of investment securities available for sale to held to maturity	—	101,669	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013, and 2012

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 36 branches and 110 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

We have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. The Banking Operations segment includes construction and commercial real estate lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services, and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations and Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties. For further information, see Note 25.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Central Pacific Bank had two wholly-owned subsidiaries as of December 31, 2013: CPB Real Estate, Inc. and Citibank Properties, Inc. Both were real estate investment trusts that were dissolved in 2014. Central Pacific Bank also had two other wholly-owned subsidiaries, CB Technology, Inc. and Central Pacific HomeLoans, Inc., that were dissolved in February 2013 and February 2012, respectively.

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.5 million and $6.7 million, respectively, at December 31, 2014 and $0.6 million and $8.5 million, respectively, at December 31, 2013. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation which is not consolidated in the Company’s financial statements.

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

Reclassifications

Certain prior year amounts in the Notes to the consolidated financial statements have been reclassified to conform to the fiscal 2014 presentation. Such reclassifications had no effect on the Company’s reported net income or shareholders’ equity.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2014 and 2013, this reserve totaled $2.7 million and $2.9 million, respectively, and is included in other liabilities on our consolidated balance sheets.

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

Leases

We provide equipment financing to our customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease terms by methods that approximate the interest method. Our lease portfolio has declined over the last five years and had an outstanding balance of $3.1 million and $6.2 million at December 31, 2014 and 2013, respectively.

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

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification (“ASC”) 310-10, Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance.

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

During 2012 through 2014, economic conditions stabilized, and improved credit quality trends have contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the look-back period was extended to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle and reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in this extended look-back period. The enhanced methodology does not incorporate data from before 2010 because the Company has reason to believe that anomalous charge-off activity may cause pre-2010 internal loss data to be an inappropriate representation of future loss experience. We believe that this longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized over 2012 through 2014, lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. In our revised approach, the losses during the six year look-back period will be weighted to place more emphasis on recent loss experience. Also in late 2013, the Company received guidance from its primary banking regulator supporting the use of extended loss analysis periods. The Supervisory Examiner recommended a periodic reassessment of the look-back period and suggested that a look-back period beyond eight quarters may be more reasonable given the then current economic conditions and portfolio performance.

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

The general allowance also incorporates qualitative adjustment factors that capture company-specific conditions for which national/regional statistics are not available, or for which significant localized market specific events have not yet been captured within regional statistics or the Company’s historical loss experience.

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

Unallocated Reserve

The Company may also maintain an unallocated Allowance amount to provide for other credit losses inherent in our loan and lease portfolio that may not have been contemplated in the credit loss factors. The unallocated reserve is a measure to address judgmental estimates that are inevitably imprecise and it reflects an adjustment to the Allowance that is not attributable to specific categories of the loan portfolio. The unallocated reserve is distinct from and not captured in the Company’s qualitative adjustments in the general component of the Allowance. Accordingly, the unallocated reserve is intended to capture broader national and global economic risks that could potentially have a ripple effect on our loan portfolio.

In the second quarter of 2014, the Company adopted an enhancement to the procedures described above which limits the unallocated component of the Allowance as a percentage of the then current general component of the Allowance, rounded upward to the nearest $500,000. This is derived by taking the historical average of the percentage of the unallocated component to the general component over the maximum look-back period prescribed in our methodology. The unallocated amount may be maintained at higher levels during times of economic stress conditions on a local or global basis.

Reserve for Unfunded Commitments

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

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates, servicing cost and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

The fair value of our mortgage servicing rights is validated by first ensuring the completeness and accuracy of the loan data used in the valuation analysis. Reconciliation is performed by comparing the loan data from our loan system to a valuation report prepared by a third party. Additionally, the critical assumptions which come from the third party are reviewed by management. This review may include comparing actual assumptions to forecast or evaluating the reasonableness of market assumptions by reviewing them in relation to the values and trends of assumptions used by peer banks. The validation process also includes reviewing key metrics such as the fair value as a percentage of the total unpaid principal balance of the mortgages serviced, and the resulting percentage as a multiple of the net servicing fee. These key metrics are tracked to ensure the trends are reasonable, and are periodically compared to peer banks.

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

During the second quarter of 2012, we evaluated the recoverability of the intangible assets on our customer relationships and non-compete agreements related to the acquisition of Pacific Islands Financial Management. Upon completion of this review, we determined that the intangible assets related to our customer relationships and non-compete agreements were both fully impaired, and thus, we recorded impairment charges to other operating expense totaling $0.9 million during the second quarter of 2012.

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

Non-Controlling Interest

Non-controlling interest at December 31, 2013 was comprised of preferred stock issued to third parties by the Company’s subsidiary, CPB Real Estate, Inc.  In the second quarter of 2014, CPB Real Estate, Inc. repurchased all of its outstanding preferred stock issued to third parties for $61 thousand. As a result, there was no non-controlling interest remaining on our consolidated balance sheet as of December 31, 2014.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU 2013-11 provide guidance for financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. The Company has reflected the adoption of this guidance prospectively on January 1, 2014, the effective date of ASU 2013-11. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2.                                      REGULATORY MATTERS

In May 2011, the regulatory Consent Order (the “Consent Order”) that the bank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Hawaii Division of Financial Institutions (“DFI”) on December 9, 2009 was lifted. In place of the Consent Order, the Board of Directors of the bank entered into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and DFI effective May 5, 2011. We worked closely with both the FDIC and DFI to satisfactorily resolve all outstanding issues contained in the Bank MOU, including but not limited to, maintaining an adequate allowance for loan and lease losses, improving our asset quality, reducing our classified assets, and ensuring that our capital levels exceeded the levels required by the Bank MOU. The bank received a letter from the FDIC and DFI dated October 26, 2012 advising the bank that the Bank MOU was lifted.

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

On October 9, 2012, the bank entered into a separate Memorandum of Understanding (the “Compliance MOU”) with the FDIC to improve the bank’s compliance management system (“CMS”). Under the Compliance MOU, we were required to, among other things, (i) improve the Board of Directors’ oversight of the bank’s CMS; (ii) ensure the establishment and implementation of the bank’s CMS is commensurate with the complexity of the bank’s operations; (iii) perform a full review of all compliance policy and procedures, then revise and adopt policy and procedures to ensure compliance with all consumer protection regulations; (iv) enhance the bank’s training program relating to consumer protection and fair lending regulations; (v) develop and implement an effective internal monitoring program to ensure compliance with all applicable laws and regulations; (vi) strengthen the compliance audit function to ensure that the compliance audits are appropriately and comprehensively scoped; (vii) develop and implement internal controls for the bank’s third-party payment processing activity; (viii) strengthen the Board of Directors and senior management’s oversight of third-party relationships and (ix) enhance the bank’s overdraft payment program. The bank received a letter from the FDIC dated November 14, 2014 advising the bank that the Compliance MOU was terminated. In addition, the bank received an “Outstanding” rating in the FDIC’s 2014 Community Reinvestment performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

Although we are no longer subject to any agreements with our regulators, we may still become subject to other agreements with regulators which restrict our activities or our regulators may impose higher capital ratios or other requirements on our business.

3.                                      RESERVE REQUIREMENTS

The bank is required by the FRBSF to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2014 and 2013 was $64.2 million and $48.5 million, respectively.

4.                                      INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2014 and 2013 is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
2014
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$238,287	$196	$(2,886)	$235,597

Available for Sale:
Debt securities:
States and political subdivisions	$191,280	$2,054	$(1,689)	$191,645
Corporate securities	99,237	1,492	(125)	100,604
Mortgage-backed securities:
U.S. Government sponsored entities	744,527	11,064	(4,033)	751,558
Non-agency collateralized mortgage obligations	180,905	4,456	(1,027)	184,334
Other	757	120	—	877
Total	$1,216,706	$19,186	$(6,874)	$1,229,018

2013
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$252,047	$—	$(13,342)	$238,705

Available for Sale:
Debt securities:
States and political subdivisions	$191,158	$305	$(12,106)	$179,357
Corporate securities	157,337	1,878	(1,120)	158,095
Mortgage-backed securities:
U.S. Government sponsored entities	936,144	7,085	(15,603)	927,626
Non-agency collateralized mortgage obligations	147,902	81	(5,937)	142,046
Other	755	120	—	875
Total	$1,433,296	$9,469	$(34,766)	$1,407,999

The amortized cost and estimated fair value of our investment securities at December 31, 2014 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortgage-backed securities	$238,287	$235,597

Available for Sale
Due in one year or less	$3,851	$3,847
Due after one year through five years	56,846	57,987
Due after five years through ten years	112,838	113,184
Due after ten years	116,982	117,231
Mortgage-backed securities	925,432	935,892
Other	757	877
Total	$1,216,706	$1,229,018

Proceeds from sales of investment securities available for sale were $162.5 million, $271.9 million, and $130.1 million in 2014, 2013 and 2012, respectively, resulting in gross realized gains of $0.9 million, $3.9 million, and $1.7 million in 2014, 2013 and 2012, respectively, and gross realized losses of $0.7 million, $3.4 million, and $0.9 million in 2014, 2013 and 2012, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Investment securities of $900.5 million and $914.1 million at December 31, 2014 and 2013, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were a total of 195 and 321 securities in an unrealized loss position at December 31, 2014 and 2013, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2014 and 2013:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2014
Debt securities:
States and political subdivisions	$23,591	$(145)	$68,622	$(1,544)	$92,213	$(1,689)
Corporate securities	23,938	(125)	—	—	23,938	(125)

Mortgage-backed securities:
U.S. Government sponsored entities	119,210	(521)	403,926	(6,398)	523,136	(6,919)
Non-agency collateralized mortgage obligations	20,857	(100)	47,539	(927)	68,396	(1,027)
Total temporarily impaired securities	$187,596	$(891)	$520,087	$(8,869)	$707,683	$(9,760)

December 31, 2013
Debt securities:
States and political subdivisions	$137,176	$(8,985)	$32,747	$(3,121)	$169,923	$(12,106)
Corporate securities	75,368	(1,120)	—	—	75,368	(1,120)

Mortgage-backed securities:
U.S. Government sponsored entities	909,585	(28,386)	4,848	(559)	914,433	(28,945)
Non-agency collateralized mortgage obligations	129,991	(5,937)	—	—	129,991	(5,937)
Total temporarily impaired securities	$1,252,120	$(44,428)	$37,595	$(3,680)	$1,289,715	$(48,108)

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

5.             LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2014	2013
	(Dollars in thousands)

Commercial, financial & agricultural	$463,070	$398,365
Real estate:
Construction	115,023	75,927
Mortgage - residential	1,280,089	1,135,155
Mortgage - commercial	704,099	703,800
Consumer	365,662	311,670
Leases	3,140	6,241
	2,931,083	2,631,158
Net deferred costs (income)	1,115	(557)
Total loans and leases	$2,932,198	$2,630,601

There are different types of risk characteristic for the loans in each portfolio segment. The construction and real estate segment’s predominant risk characteristic are the collateral and the geographic location of the property collateralizing the loan, as well as the operating cash flow for the commercial real estate properties. The commercial and industrial (including leases) segment’s predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The consumer segment’s predominant risk characteristics are employment and income levels as they relate to the consumer.

During the year ended December 31, 2014, we transferred the collateral in six portfolio loans with a carrying value of $2.8 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and we did not sell any portfolio loans in 2014. In 2014, we purchased auto loan portfolios for $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 71 months. In 2014, we also purchased participation interests in student loans totaling $51.5 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the student loans had a weighted average remaining term of 123 months.

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

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates under terms that management believes are consistent with its general lending policies. An analysis of the activity of such loans follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Balance, beginning of year	$12,942	$1,501
Additions	19,448	17,487
Repayments	(3,159)	(6,046)
Balance, end of year	$29,231	$12,942

Impaired Loans

The following table presents by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company’s impairment method as of December 31, 2014 and 2013:

	Commercial,	Real estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Collectively evaluated for impairment	7,421	14,969	17,927	20,869	7,314	7	68,507
	8,954	14,969	17,927	20,869	7,314	7	70,040
Unallocated							4,000
Total ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$74,040

Loans and leases:
Individually evaluated for impairment	$13,369	$4,888	$30,893	$23,126	$—	$—	$72,276
Collectively evaluated for impairment	449,701	110,135	1,249,196	680,973	365,662	3,140	2,858,807
	463,070	115,023	1,280,089	704,099	365,662	3,140	2,931,083
Net deferred costs (income)	693	(469)	2,235	(826)	(518)	—	1,115
Total ending balance	$463,763	$114,554	$1,282,324	$703,273	$365,144	$3,140	$2,932,198

December 31, 2013
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$349	$—	$—	$—	$—	$—	$349
Collectively evaluated for impairment	12,847	2,774	25,272	29,947	6,576	55	77,471
	13,196	2,774	25,272	29,947	6,576	55	77,820
Unallocated							6,000
Total ending balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$83,820

Loans and leases:
Individually evaluated for impairment	$3,939	$8,065	$36,779	$16,271	$—	$—	$65,054
Collectively evaluated for impairment	394,426	67,862	1,098,376	687,529	311,670	6,241	2,566,104
	398,365	75,927	1,135,155	703,800	311,670	6,241	2,631,158
Net deferred costs (income)	351	(311)	1,418	(1,033)	(982)	—	(557)
Total ending balance	$398,716	$75,616	$1,136,573	$702,767	$310,688	$6,241	$2,630,601

The following table presents by class, impaired loans as of December 31, 2014 and 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
December 31, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$738	$738	$—
Real estate:
Construction	11,275	4,888	—
Mortgage - residential	34,131	30,893	—
Mortgage - commercial	30,249	23,126	—
Total impaired loans with no related allowance recorded	76,393	59,645	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	16,630	12,631	1,533
Total impaired loans with an allowance recorded	16,630	12,631	1,533
Total	$93,023	$72,276	$1,533

December 31, 2013
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,069	$1,040	$—
Real estate:
Construction	14,451	8,065	—
Mortgage - residential	41,117	36,779	—
Mortgage - commercial	22,353	16,271	—
Total impaired loans with no related allowance recorded	78,990	62,155	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	4,367	2,899	349
Total impaired loans with an allowance recorded	4,367	2,899	349
Total	$83,357	$65,054	$349

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of December 31, 2014, 2013 and 2012:

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2014
Commercial, financial & agricultural	$14,303	$22
Real estate:
Construction	5,517	163
Mortgage - residential	33,102	627
Mortgage - commercial	18,692	397
Total	$71,614	$1,209

December 31, 2013
Commercial, financial & agricultural	$4,138	$24
Real estate:
Construction	24,545	1,442
Mortgage - residential	38,325	586
Mortgage - commercial	21,160	833
Leases	33	—
Total	$88,201	$2,885

December 31, 2012
Commercial, financial & agricultural	$3,486	$39
Real estate:
Construction	56,762	771
Mortgage - residential	47,154	298
Mortgage - commercial	18,938	516
Leases	133	—
Total	$126,473	$1,624

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of December 31, 2014 and 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2014
Commercial, financial & agricultural	$183	$85	$—	$13,007	$13,275	$450,488	$463,763
Real estate:
Construction	—	—	—	310	310	114,244	114,554
Mortgage - residential	3,078	379	—	13,048	16,505	1,265,819	1,282,324
Mortgage - commercial	68	—	—	12,722	12,790	690,483	703,273
Consumer	1,500	417	77	—	1,994	363,150	365,144
Leases	—	—	—	—	—	3,140	3,140
Total	$4,829	$881	$77	$39,087	$44,874	$2,887,324	$2,932,198

December 31, 2013
Commercial, financial & agricultural	$50	$—	$—	$3,533	$3,583	$395,133	$398,716
Real estate:
Construction	—	120	—	4,015	4,135	71,481	75,616
Mortgage - residential	3,898	1,885	—	20,271	26,054	1,110,519	1,136,573
Mortgage - commercial	544	—	—	13,769	14,313	688,454	702,767
Consumer	577	92	—	—	669	310,019	310,688
Leases	—	—	15	—	15	6,226	6,241
Total	$5,069	$2,097	$15	$41,588	$48,769	$2,581,832	$2,630,601

Interest income totaling $0.4 million, $0.4 million, and $0.7 million was recognized on nonaccrual loans, including loans held for sale, in 2014, 2013 and 2012, respectively. Additional interest income of $4.0 million, $4.9 million, and $10.1 million would have been recognized in 2014, 2013 and 2012, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.2 million, $2.5 million, and $0.8 million was collected and recognized on charged-off loans in 2014, 2013 and 2012, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2014 consisted of 35 Hawaii residential mortgage loans with a combined principal balance of $7.5 million, one Hawaii commercial loan with a principal balance of $0.4 million, and two Hawaii construction and development loans with a combined principal balance of $0.2 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $29.5 million of TDRs still accruing interest at December 31, 2014, none of which were more than 90 days delinquent. At December 31, 2013, there were $23.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2014 and 2013.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2014 and 2013:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Year ended December 31, 2014
Real estate - mortgage - residential	$12	$790	$—

Year ended December 31, 2013
Commercial, financial & agricultural	1	$517	$—
Real estate:
Construction	1	178	—
Mortgage - residential	7	2,566	—
Mortgage - commercial	1	8,952	—
Total	10	$12,213	$—

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)

Commercial, financial & agricultural	—	$—	1	$517
Real estate - mortgage - residential	1	25	—	—
Total	1	$25	1	$517

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2014
Commercial, financial & agricultural	$432,892	$14,655	$15,523	$463,070	$693	$463,763
Real estate:
Construction	111,370	—	3,653	115,023	(469)	114,554
Mortgage - residential	1,265,470	352	14,267	1,280,089	2,235	1,282,324
Mortgage - commercial	660,492	10,498	33,109	704,099	(826)	703,273
Consumer	365,332	294	36	365,662	(518)	365,144
Leases	3,140	—	—	3,140	—	3,140
Total	$2,838,696	$25,799	$66,588	$2,931,083	$1,115	$2,932,198

December 31, 2013
Commercial, financial & agricultural	$371,285	$21,511	$5,569	$398,365	$351	$398,716
Real estate:
Construction	67,435	4,477	4,015	75,927	(311)	75,616
Mortgage - residential	1,113,363	361	21,431	1,135,155	1,418	1,136,573
Mortgage - commercial	651,761	20,690	31,349	703,800	(1,033)	702,767
Consumer	311,670	—	—	311,670	(982)	310,688
Leases	6,241	—	—	6,241	—	6,241
Total	$2,521,755	$47,039	$62,364	$2,631,158	$(557)	$2,630,601

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2014 and 2013, we did not have any loans that we considered to be subprime.

6.                                      ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Agricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year Ended December 31, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan and lease losses	(1,522)	10,155	(8,198)	(8,090)	3,289	(48)	(2,000)	(6,414)
	11,674	12,929	17,074	21,857	9,865	7	4,000	77,406
Charge-offs	5,046	—	139	1,041	3,703	8	—	9,937
Recoveries	2,326	2,040	992	53	1,152	8	—	6,571
Net charge-offs (recoveries)	2,720	(2,040)	(853)	988	2,551	—	—	3,366
Ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040

Year Ended December 31, 2013
Beginning balance	$4,987	$4,510	$27,836	$50,574	$2,421	$85	$6,000	$96,413
Provision (credit) for loan and lease losses	9,634	(4,974)	(2,588)	(18,099)	5,093	(376)	—	(11,310)
	14,621	(464)	25,248	32,475	7,514	(291)	6,000	85,103
Charge-offs	2,812	358	1,083	6,768	1,595	—	—	12,616
Recoveries	1,387	3,596	1,107	4,240	657	346	—	11,333
Net charge-offs (recoveries)	1,425	(3,238)	(24)	2,528	938	(346)	—	1,283
Ending balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820

Year Ended December 31, 2012
Beginning balance	$6,110	$28,630	$30,732	$49,733	$2,335	$553	$4,000	$122,093
Provision (credit) for loan and lease losses	1,042	(22,307)	(2,108)	2,386	547	(445)	2,000	(18,885)
	7,152	6,323	28,624	52,119	2,882	108	6,000	103,208
Charge-offs	3,779	8,435	1,664	2,033	1,490	28	—	17,429
Recoveries	1,614	6,622	876	488	1,029	5	—	10,634
Net charge-offs	2,165	1,813	788	1,545	461	23	—	6,795
Ending balance	$4,987	$4,510	$27,836	$50,574	$2,421	$85	$6,000	$96,413

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance, beginning of year	$349	$3,011	$772
Provision for loan and lease losses	1,354	—	2,520
Other changes	(170)	(2,662)	(281)
Balance, end of year	$1,533	$349	$3,011

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2014 and 2013, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans or at the loan’s observable market price.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $3.5 million and $3.8 million at December 31, 2014 and 2013, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.3 million and $0.2 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2014 and 2013, respectively.

8.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in thousands)

Land	$9,006	$9,006
Office buildings and improvements	98,081	94,888
Furniture, fixtures and equipment	36,916	36,677
	144,003	140,571
Accumulated depreciation and amortization	(94,789)	(91,532)
Net premises and equipment	$49,214	$49,039

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net occupancy	$3,845	$3,702	$3,723
Equipment	1,997	2,305	2,628
Total	$5,842	$6,007	$6,351

9.                                      OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance as of December 31, 2012	$15,378	$22,121	$37,499
Additions	—	2,702	2,702
Amortization	(2,674)	(4,744)	(7,418)
Balance as of December 31, 2013	$12,704	$20,079	$32,783
Additions	—	2,246	2,246
Amortization	(2,675)	(2,657)	(5,332)
Balance as of December 31, 2014	$10,029	$19,668	$29,697

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(34,613)	$10,029	$44,642	$(31,938)	$12,704
Mortgage servicing rights	56,687	(37,019)	19,668	54,441	(34,362)	20,079
Total	$101,329	$(71,632)	$29,697	$99,083	$(66,300)	$32,783

Based on our other intangible assets held as of December 31, 2014, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
		Mortgage
	Core Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2015	$2,674	$2,595	$5,269
2016	2,674	1,906	4,580
2017	2,674	1,431	4,105
2018	2,007	1,069	3,076
2019	—	761	761
Thereafter	—	11,906	11,906
Total	$10,029	$19,668	$29,697

At December 31, 2014, there were no events or changes in circumstances that would indicate that the assets assigned to our Banking Operations reporting unit, which includes the entire core deposit premium, were not recoverable.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $2.2 million, $2.7 million, and $5.7 million in 2014, 2013 and 2012, respectively. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates, servicing costs and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)

Fair market value, beginning of period	$21,399	$22,356
Fair market value, end of period	19,975	21,399
Weighted average discount rate	9.5%	8.0%
Weighted average prepayment speed assumption	13.2	13.6

Fair values at December 31, 2014 and 2013 reflected approximately $2.4 billion in loans serviced for others.

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2014, we were a party to interest rate lock and forward sale commitments on $44.3 million and $23.9 million of mortgage loans, respectively. At December 31, 2013, we were a party to interest rate lock and forward sale commitments on $37.1 million and $24.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2014	Fair Value at December 31, 2013	Fair Value at December 31, 2014	Fair Value at December 31, 2013
		(Dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$504	$425	$122	$146

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)
(Dollars in thousands)
Year Ended December 31, 2014
Interest rate contracts	$—

Year Ended December 31, 2013
Interest rate contracts	(394)

Amounts reclassified from AOCI into income are included in interest income in the consolidated statements of income. The ineffective portion has been recognized as other operating income in the consolidated statements of income.

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year Ended December 31, 2014
Interest rate contracts	Other operating income	$294

Year Ended December 31, 2013
Interest rate contracts	Other operating income	336

11.          DEPOSITS

Time deposits of $100,000 or more totaled $804.2 million and $842.9 million at December 31, 2014 and 2013, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $1.4 million, $1.5 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2014 were as follows (in thousands):

Three months or less	$343,383
Over three through six months	297,339
Over six through twelve months	92,411
2016	44,688
2017	13,317
2018	4,249
2019	8,780
Thereafter	—
Total	$804,167

At December 31, 2014 and 2013, overdrawn deposit accounts totaling $0.7 million have been reclassified as loans on the consolidated balance sheets.

12.                               SHORT-TERM BORROWINGS

At December 31, 2014, short-term borrowings consist of short-term FHLB advances of $38.0 million. At December 31, 2013, short-term borrowings consist of short-term FHLB advances of $8.0 million and overdraft balances in due from bank accounts.

At December 31, 2014 and 2013, our bank had additional unused borrowings available at the Federal Reserve discount window of $33.3 million and $46.5 million, respectively. As of December 31, 2014 and 2013, certain commercial real estate and commercial loans with a carrying value totaling $72.9 million and $79.7 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings were $92 thousand, $6 thousand and nil in 2014, 2013 and 2012, respectively.

A summary of our short-term borrowings as of December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Amount outstanding at December 31	$38,000	$8,015	$—
Average amount outstanding during year	31,732	1,988	11
Highest month-end balance during year	102,000	28,000	—
Weighted average interest rate on balances outstanding at December 31	0.25%	0.23%	0.00%
Weighted average interest rate during year	0.29%	0.32%	0.70%

13.                               LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in thousands)

FHLB advances	$—	$14
Subordinated debentures	92,785	92,785
	$92,785	$92,799

FHLB Advances

FHLB advances outstanding at December 31, 2013 carried weighted average interest rates of 8.22%. At December 31, 2014, our bank had additional unused FHLB advances available of approximately $907.0 million, which was secured by unencumbered investment securities with a fair value of $0.8 million and certain real estate loans with a carrying value of $1.5 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. Interest expense on FHLB advances was less than $1 thousand in 2014, compared to $2 thousand and $14 thousand in 2013 and 2012, respectively.

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

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of Trust I would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities of Trust I and in April 2014, the remaining $0.5 million in common stock of the Trust I was called. On August 27, 2014, Trust I was cancelled with the state of Delaware.

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

The trust preferred securities, the subordinated debentures that are the assets of Trusts II, III, IV and V and the common securities issued by Trusts II, III, IV and V are redeemable in whole or in part on any interest payment date on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

At December 31, 2014, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year ending December 31:
2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	92,785
Total	$92,785

14.                               EQUITY

We completed a number of significant transactions as part of our recapitalization, including:

•                  On February 2, 2011, we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”).

•                  On February 18, 2011, we completed a capital raise of $325 million through a private placement offering (the “Private Placement”) with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”) and Anchorage Capital Group, L.L.C. (together with Carlyle, the “Lead Investors”) pursuant to investment agreements with each of the Lead Investors and (2) various other investors, including certain of our directors and officers, pursuant to subscription agreements with each of such investors.

•                  Concurrently with the closing of the Private Placement, the U.S. Treasury (the “Treasury”) agreed to exchange 135,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (the “TARP Preferred Stock”) purchased by the Treasury under the Troubled Assets Relief Program (“TARP”) and accrued and unpaid dividends thereon for 5,620,117 shares of our common stock (the “TARP Exchange”). We also amended the warrant held by the Treasury (the “Amended TARP Warrant”) to, among other things, reduce the exercise price from $255.40 per share to $10 per share. The warrant granted the Treasury the right to purchase up to 79,288 common shares, subject to adjustment.

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

In addition to adjusting the exercise price of the Amended TARP Warrant, its terms were revised to include a “down-round” provision allowing for the future adjustment to the exercise price for any subsequent issuances of common stock by the Company. Subject to certain exceptions, if the Company subsequently issues common stock, or rights or shares convertible into common stock, at a per share price lower than the $10 exercise price of the warrant, the exercise price of the warrant will be reduced to the per share common stock amount received in connection with the issuance and the number of shares of common stock subject to the warrant will be increased. This provision resulted in the warrant being carried as a derivative liability as compared to a common stock equivalent for balance sheet purposes as it possesses the characteristics of a freestanding derivative financial instrument as defined by Accounting Standards Codification (“ASC”) 815-10-15-83, Accounting for Derivatives and Hedging, and similar to the example illustrated in ASC 815-40-55-33 and -34. As a derivative liability, the warrant was carried at fair value, with subsequent remeasurements recorded through the current period’s earnings. The initial value attributed to the warrant was $1.7 million, with the fair value estimated using the Black-Scholes options pricing model, with the following assumptions: 67% volatility, a risk-free rate of 3.59%, a yield of 1.45% and an estimated life of 10 years. From February 18, 2011 through December 31, 2012, this instrument’s estimated fair value decreased, which resulted in the recognition of $1.0 million recorded in other noninterest income during the year ended December 31, 2011, and a $0.1 million charge to other noninterest expense in 2012.

•                  On May 6, 2011, we completed a rights offering (the “Rights Offering”) which allowed shareholders of record as of the close of business on February 17, 2011 or their transferees to purchase newly issued common shares at $10 per share. The rights provided for the purchase of up to $20.0 million of the Company’s common stock by holders of such rights. The Rights Offering was fully subscribed.

•                  On June 22, 2011, the Treasury completed a public underwritten offering of 2,850,000 shares of our common stock it received in the TARP Exchange. On April 4, 2012, the Treasury completed another public underwritten offering of its remaining 2,770,117 shares of our common stock it received in the TARP Exchange. The Company did not receive any proceeds from either of these offerings.In June 2013, the Treasury held a private auction to sell its warrant positions in several financial institutions which included the Company’s warrant to purchase up to 79,288 shares of our common shares at a purchase price of $10 per share. On June 6, 2013, we were notified that we were the winning bidder of the warrant at our bid of $0.8 million. The warrant was being carried as a derivative liability on our balance sheet at $0.8 million at December 31, 2012. Accordingly, we recorded a credit to other noninterest expense of $0.1 million in 2013 related to the gain on the purchase of the warrant. Subsequent to the aforementioned transactions with the Treasury, they no longer hold any outstanding shares of our common stock or any warrants to purchase our common stock they received in connection with our participation in the TARP.

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

To further protect our tax benefits, on January 26, 2011, our Board approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years. Our shareholders approved the Protective Charter Amendment on April 25, 2014. There is no guarantee, however, that the Tax Benefits Preservation Plan or the Protective Charter Amendment will prevent the Company from experiencing an ownership change.

In 2009, our Board of Directors suspended the payment of all cash dividends on our common stock. Our ability to pay dividends with respect to common stock was restricted until our obligations under our trust preferred securities were brought current. Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2014, the bank had Statutory Retained Earnings of $123.8 million. In 2013, in light of the Company’s improved capital position and financial condition, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common shares.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program. A total of $13.5 million remained available for repurchase under the 2014 Repurchase Plan at December 31, 2014.

15.                               SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Salaries and employee benefits	$6,101	$6,367	$4,432
Directors stock awards	37	45	90
Legal and professional services	—	—	59
Income tax benefit	(2,443)	(2,570)	—
Net share-based compensation effect	$3,695	$3,842	$4,581

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

At December 31, 2014, 2013 and 2012, a total of 1,993,385, 2,185,454 and 1,604,198 shares, respectively, were available for future grants.

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

Stock Option Activity

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

Year Ended December 31, 2012
Expected volatility	77.2%
Risk free interest rate	1.8%
Expected dividends	1.0%
Expected life (in years)	8.0
Weighted average fair value	$9.65

No stock options were granted during 2014 and 2013.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2014:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 1, 2014	302,648	$51.79
Changes during the year:
Exercised	(5,187)	14.31
Expired	(9,485)	546.31
Forfeited	(1,569)	556.65
Outstanding at December 31, 2014	286,407	33.32	7.1	$1,956

Vested and expected to vest at December 31, 2014	286,407	33.32	7.1	1,956

Exercisable at December 31, 2014	146,908	51.35	6.9	957

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2014. During the years ended December 31, 2014 and 2013, the aggregate intrinsic value of options exercised under our stock option plan was $31 thousand and $22 thousand, respectively, determined as of the date of exercise. During the year ended December 31, 2012, no stock options were exercised.

As of December 31, 2014, the total compensation cost that was not yet recognized related to stock options granted to employees under our stock option plans was approximately $1.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.7 million and $14 thousand, respectively.

Restricted Stock Awards and Units

Under the 1997, 2004 and 2013 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards and units for the year ended December 31, 2014:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2014	835,904	$14.75
Changes during the year:
Granted	198,215	18.61
Forfeited	(40,228)	14.88
Vested	(278,431)	14.63
Nonvested at December 31, 2014	715,460	15.77

Vested and expected to vest at December 31, 2014	715,460	15.77

As of December 31, 2014, there was $7.0 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.5 years.

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$32,183	$36,139
Interest cost	1,485	1,370
Actuarial (gains) losses	5,709	(2,969)
Benefits paid	(3,047)	(2,357)
Benefit obligation at end of the year	36,330	32,183

Change in plan assets
Fair value of plan assets at beginning of year	27,782	23,780
Actual return on plan assets	1,813	4,712
Employer contributions	1,343	1,647
Benefits paid	(3,047)	(2,357)
Fair value of plan assets at end of year	27,891	27,782

Funded status at end of year	$(8,439)	$(4,401)

Amounts recognized in AOCI
Net actuarial losses	$(15,647)	$(10,895)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.0%	4.7%

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,485	$1,370	$1,585
Expected return on plan assets	(1,924)	(1,762)	(1,791)
Amortization of net actuarial losses	1,068	2,390	2,385
Net periodic benefit cost	$629	$1,998	$2,179

Net periodic cost actuarial assumptions
Weighted average discount rate	4.7%	4.0%	4.8%
Expected long-term rate of return on plan assets	7.0%	7.5%	8.0%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2015 is approximately $1.6 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2014	2013

Equity securities	56.1%	59.9%
Debt securities	41.8	34.6
Other	2.1	5.5
Total	100.0%	100.0%

Equity securities included the Company’s common stock in the amount of $0.1 million at December 31, 2014 and 2013.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2014 and 2013 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2014
Money market accounts	$958	$—	$—	$958
Mutual funds	9,946	—	—	9,946
Government obligations	—	3,900	—	3,900
Common stocks	9,765	—	—	9,765
Preferred stocks	250	—	—	250
Corporate bonds and debentures	—	3,072	—	3,072
	$20,919	$6,972	$—	$27,891

December 31, 2013
Money market accounts	$1,841	$—	$—	$1,841
Mutual funds	9,795	—	—	9,795
Government obligations	—	3,450	—	3,450
Common stocks	8,744	—	—	8,744
Preferred stocks	255	—	—	255
Corporate bonds and debentures	—	3,697	—	3,697
	$20,635	$7,147	$—	$27,782

We expect to contribute approximately $1.0 million to our defined benefit retirement plan in 2015.

Estimated future benefit payments are as follows (in thousands):

Year ending December 31:
2015	$2,498
2016	2,525
2017	2,508
2018	2,495
2019	2,467
2020-2024	11,663
Total	$24,156

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. (“CBBI”), we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$9,107	$9,944
Interest cost	450	411
Actuarial (gains) losses	1,588	(1,033)
Benefits paid	(215)	(215)
Benefit obligation at end of year	10,930	9,107

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(10,930)	$(9,107)

Amounts recognized in AOCI
Net transition obligation	$(147)	$(164)
Prior service cost	(101)	(119)
Net actuarial losses	(1,965)	(379)
Total amounts recognized in AOCI	$(2,213)	$(662)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.1%	5.0%

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$450	$411	$426
Amortization of net transition obligation	17	17	17
Amortization of prior service cost	18	18	18
Amortization of net actuarial (gains) losses	2	71	(4)
Net periodic benefit cost	$487	$517	$457

Net periodic cost actuarial assumptions
Weighted average discount rate	5.0%	4.2%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2015 is as follows (in thousands):

Amortization of net transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial losses	111

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2015.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year ending December 31:
2015	$215
2016	231
2017	422
2018	418
2019	415
2020-2024	2,801
Total	$4,502

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

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.5 million, $1.7 million and $1.6 million in 2014, 2013 and 2012, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2014, 2013 and 2012.

18.                               OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2038. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Rent expense charged to net occupancy	$10,210	$9,840	$10,053
Less sublease income	—	(52)	(25)
Net rent expense charged to net occupancy	10,210	9,788	10,028
Rent expense charged to equipment expense	53	93	104
Total net rent expense	$10,263	$9,881	$10,132

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2014 (in thousands):

Year ending December 31:
2015	$7,756
2016	6,213
2017	5,643
2018	4,711
2019	3,961
Thereafter	24,604
Total	$52,888

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2014 (in thousands):

Year ending December 31:
2015	$2,798
2016	1,713
2017	1,133
2018	506
2019	178
Thereafter	153
Total	$6,481

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

19.                               INCOME AND FRANCHISE TAXES

Components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2014
Federal	$—	$18,710	$18,710
State	(93)	1,772	1,679
Total	$(93)	$20,482	$20,389

Year ended December 31, 2013
Federal	$—	$(81,613)	$(81,613)
State	(109)	(30,525)	(30,634)
Total	$(109)	$(112,138)	$(112,247)

Year ended December 31, 2012
Federal	$—	$—	$—
State	—	—	—
Total	$—	$—	$—

Income tax expense (benefit) for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Computed “expected” tax expense (benefit)	$21,295	$20,940	$16,598
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,412)	(1,431)	(820)
Other tax-exempt income	(1,023)	(810)	(976)
Low-income housing and energy tax credits	(2,088)	(1,557)	(1,607)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	2,638	2,389	2,540
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(180)	(129,806)	(14,761)
Other	1,159	(1,972)	(974)
Total	$20,389	$(112,247)	$—

At December 31, 2014, there was no current Federal income taxes receivable, compared to a $0.1 million receivable at December 31, 2013. Current state income taxes receivable was $1.7 million and $1.8 million at December 31, 2014 and 2013, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$26,052	$28,926
Accrued expenses	2,981	2,950
Employee retirement benefits	11,023	8,762
Federal and state tax credit carryforwards	30,593	37,449
Investment write-downs and write-offs	—	3,051
Interest on nonaccrual loans	1,600	1,962
Federal and state net operating loss carryforwards	57,173	87,757
Other	13,357	15,486
Total deferred tax assets	$142,779	$186,343

Deferred tax liabilities
Intangible assets	$11,803	$13,117
FHLB stock dividends received	10,742	11,848
Leases	1,203	2,755
Deferred gain on curtailed retirement plan	3,315	3,339
Liability on utilization of state tax credits	6,237	7,722
Other	2,234	3,614
Total deferred tax liabilities	$35,534	$42,395

Deferred tax valuation allowance	$2,847	$6,700

Net deferred tax assets	$104,398	$137,248

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $2.8 million and $6.7 million, respectively. The net change in the total valuation allowance was a decrease of $3.9 million and $140.8 million in 2014 and 2013, respectively.

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

At December 31, 2014, the Company had net operating loss carryforwards for Federal income tax purposes of $140.5 million, which are available to offset future Federal taxable income, if any, through 2030. At December 31, 2014, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $108.7 million and $39.7 million, respectively, which are available to offset future state taxable income, if any, through 2030. In addition, we have state tax credit carryforwards of $14.7 million that do not expire, and federal tax credit carryforwards of $15.9 million, of which $13.5 million will expire within 20 years, and $2.4 million do not expire.

As further described in Note 14, to help protect the Company’s tax benefits, the Company implemented the Tax Benefits Preservation Plan on November 23, 2011 and the Protective Charter Amendment on January 26, 2011.

At December 31, 2014, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2010 are closed.

20.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year Ended December 31, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$36,780	$14,714	$22,066
Less: Reclassification adjustment for losses realized in net income	1,071	426	645
Net unrealized gains on investment securities	37,851	15,140	22,711

Defined benefit plans:
Net actuarial losses arising during the period	(7,409)	(3,052)	(4,357)
Amortization of net actuarial losses	1,070	441	629
Amortization of net transition obligation	17	7	10
Amortization of prior service cost	18	7	11
Defined benefit plans, net	(6,304)	(2,597)	(3,707)

Other comprehensive income	$31,547	$12,543	$19,004

Year Ended December 31, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(43,687)	$(15,577)	$(28,110)
Less: Reclassification adjustment for gains realized in net income	(6,266)	(2,511)	(3,755)
Net unrealized losses on investment securities	(49,953)	(18,088)	(31,865)

Net unrealized gains on derivatives:
Reclassification adjustment for losses realized in net income	394	(10,599)	10,993
Net unrealized gains on derivatives	394	(10,599)	10,993

Defined benefit plans:
Net actuarial gains arising during the period	6,952	2,591	4,361
Amortization of net actuarial losses	2,461	986	1,475
Amortization of net transition obligation	17	7	10
Amortization of prior service cost	18	7	11
Defined benefit plans, net	9,448	3,591	5,857

Other comprehensive loss	$(40,111)	$(25,096)	$(15,015)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year Ended December 31, 2012
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,653)	$—	$(2,653)
Less: Reclassification adjustment for losses realized in net income	1,382	—	1,382
Net unrealized losses on investment securities	(1,271)	—	(1,271)

Net unrealized losses on derivatives:
Reclassification adjustment for gains realized in net income	(434)	—	(434)
Net unrealized losses on derivatives	(434)	—	(434)

Defined benefit plans:
Net actuarial losses arising during the period	(3,653)	—	(3,653)
Amortization of net actuarial losses	2,381	51	2,330
Amortization of net transition obligation	17	—	17
Amortization of prior service cost	17	—	17
Defined benefit plans, net	(1,238)	51	(1,289)

Other comprehensive loss	$(2,943)	$51	$(2,994)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2014, 2013 and 2012:

			Defined	Accumulated Other
	Investment		Benefit	Comprehensive
	Securities	Derivatives	Plans	Income (Loss)
	(Dollars in thousands)
Year Ended December 31, 2014
Balance at beginning of period	$(9,125)	$—	$(6,720)	$(15,845)

Other comprehensive income (loss) before reclassifications	22,066	—	(4,357)	17,709
Amounts reclassified from AOCI	645	—	650	1,295
Total other comprehensive income (loss)	22,711	—	(3,707)	19,004
Balance at end of period	$13,586	$—	$(10,427)	$3,159

Year Ended December 31, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive income (loss) before reclassifications	(28,110)	—	4,361	(23,749)
Amounts reclassified from AOCI	(3,755)	10,993	1,496	8,734
Total other comprehensive income (loss)	(31,865)	10,993	5,857	(15,015)
Balance at end of period	$(9,125)	$—	$(6,720)	$(15,845)

Year Ended December 31, 2012
Balance at beginning of period	$24,011	$(10,559)	$(11,288)	$2,164

Other comprehensive loss before reclassifications	(2,653)	—	(3,653)	(6,306)
Amounts reclassified from AOCI	1,382	(434)	2,364	3,312
Total other comprehensive loss	(1,271)	(434)	(1,289)	(2,994)
Balance at end of period	$22,740	$(10,993)	$(12,577)	$(830)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2014, 2013 and 2012:

	Amount Reclassified from AOCI			Affected Line Item in the
Details about AOCI Components	Year ended December 31,			Statement Where Net
(Dollars in thousands)	2014	2013	2012	Income is Presented

Sale of investment securities available for sale	$(1,071)	$6,266	$(1,382)	Investment securities gains
	426	(2,511)	—	Tax (expense) benefit
	$(645)	$3,755	$(1,382)	Net of tax

Unrealized gains (losses) on derivatives	$—	$(394)	$434	Interest income
	—	(10,599)	—	Tax expense
	$—	$(10,993)	$434	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(1,070)	$(2,461)	$(2,381)	(1)
Net transition obligation	(17)	(17)	(17)	(1)
Prior service cost	(18)	(18)	(17)	(1)
	(1,105)	(2,496)	(2,415)	Total before tax
	455	1,000	51	Tax benefit
	$(650)	$(1,496)	$(2,364)	Net of tax

Total reclassifications for the period	$(1,295)	$(8,734)	$(3,312)	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

21.          EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)

Net income	$40,453	$172,075	$47,421

Weighted average shares outstanding - basic	37,366	41,961	41,720
Dilutive effect of employee stock options and awards	571	341	278
Dilutive effect of deferred salary restricted stock units	—	1	64
Dilutive effect of Treasury warrants	—	14	22
Weighted average shares outstanding - diluted	37,937	42,317	42,084

Basic earnings per share	$1.08	$4.10	$1.14
Diluted earnings per share	$1.07	$4.07	$1.13

A total of 13,510, 24,526 and 316,188 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2014, 2013 and 2012, respectively, as their effect was antidilutive.

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties. At December 31, 2014 and 2013, we did not have any forward foreign exchange contracts.

At December 31, 2014 and 2013, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$720,255	$652,717
Standby letters of credit and financial guarantees written	18,797	19,362

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	44,266	37,093
Forward interest rate contracts	23,919	24,244

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

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2014
Financial assets
Cash and due from banks	$72,316	$72,316	$72,316	$—	$—
Interest-bearing deposits in other banks	13,691	13,691	13,691	—	—
Investment securities	1,467,305	1,464,615	877	1,450,643	13,095
Loans held for sale	9,683	9,683	—	—	9,683
Net loans and leases	2,858,158	2,752,420	—	70,743	2,681,677
Accrued interest receivable	13,584	13,584	13,584	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,034,146	1,034,146	1,034,146	—	—
Interest-bearing demand and savings deposits	2,030,870	2,030,870	2,030,870	—	—
Time deposits	1,045,284	1,047,322	—	—	1,047,322
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	92,785	42,454	—	42,454	—
Accrued interest payable (included in other liabilities)	1,018	1,018	1,018	—	—

Off-balance sheet financial instruments
Commitments to extend credit	720,255	3,601	—	3,601	—
Standby letters of credit and financial guarantees written	18,797	141	—	141	—
Interest rate options	44,266	444	—	444	—
Forward interest rate contracts	23,919	(62)	—	(62)	—

December 31, 2013
Financial assets
Cash and due from banks	$45,092	$45,092	$45,092	$—	$—
Interest-bearing deposits in other banks	4,256	4,256	4,256	—	—
Investment securities	1,660,046	1,646,704	875	1,635,311	10,518
Loans held for sale	12,370	12,370	—	—	12,370
Net loans and leases	2,546,781	2,430,282	—	64,705	2,365,577
Accrued interest receivable	14,072	14,072	14,072	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	891,017	891,017	891,017	—	—
Interest-bearing demand and savings deposits	1,935,635	1,935,635	1,935,635	—	—
Time deposits	1,109,521	1,111,319	—	—	1,111,319
Short-term debt	8,015	8,015	—	8,015	—
Long-term debt	92,799	39,446	—	39,446	—
Accrued interest payable (included in other liabilities)	1,040	1,040	1,040	—	—

Off-balance sheet financial instruments
Commitments to extend credit	652,717	3,264	—	3,264	—
Standby letters of credit and financial guarantees written	19,362	145	—	145	—
Interest rate options	37,093	70	—	70	—
Forward interest rate contracts	24,244	210	—	210	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014.

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$191,645	$—	$178,550	$13,095
Corporate securities	100,604	—	100,604	—
Mortgage-backed securities:
U.S. Government sponsored entities	751,558	—	751,558	—
Non-agency collateralized mortgage obligations	184,334	—	184,334	—
Other	877	877	—	—
Derivatives - Interest rate contracts	382	—	382	—
Total	$1,229,400	$877	$1,215,428	$13,095

December 31, 2013
Available for sale securities:
Debt securities:
States and political subdivisions	$179,357	$—	$168,839	$10,518
Corporate securities	158,095	—	158,095	—
Mortgage-backed securities:
U.S. Government sponsored entities	927,626	—	927,626	—
Non-agency collateralized mortgage obligations	142,046	—	142,046	—
Other	875	875	—	—
Derivatives - Interest rate contracts	279	—	279	—
Total	$1,408,278	$875	$1,396,885	$10,518

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale Debt Securities - States and Political Subdivisions
(Dollars in thousands)

Balance at December 31, 2012	$12,826
Principal payments received	(2,797)
Purchases	1,146
Unrealized net loss included in other comprehensive loss	(657)
Balance at December 31, 2013	$10,518
Principal payments received	(275)
Purchases	2,706
Unrealized net gain included in other comprehensive income	146
Balance at December 31, 2014	$13,095

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $13.1 million and $10.5 million at December 31, 2014 and 2013, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2014, the weighted average discount rate utilized was 3.75%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in thousands)
December 31, 2014
Impaired loans (1)	$70,743	$—	$70,743	$—	$2,532
Other real estate (2)	2,948	—	2,948	—	1,540
					$4,072
December 31, 2013
Impaired loans (1)	$64,705	$—	$64,705	$—	$3,298
Other real estate (2)	5,163	—	5,163	—	362
					$3,660

(1) Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2) Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell.Fair value is generally based upon independent market prices or appraised values of the collateral.

25.                               SEGMENT INFORMATION

We have the following three reportable segments: Banking Operations, Treasury and All Others. The segments are consistent with our internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, marketing strategies and specialized skills.

The Banking Operations segment includes construction and real estate development lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others segment includes activities not captured by the Banking Operations or Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties.

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

Segment profits (losses) and assets are provided in the following table for the periods indicated:

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2014:
Net interest income	$108,815	$34,603	$—	$143,418
Intersegment net interest income (expense)	34,308	(33,356)	(952)	—
Credit (provision) for loan and lease losses	6,414	—	—	6,414
Other operating income	24,496	4,042	15,285	43,823
Other operating expense	(60,587)	(2,086)	(70,140)	(132,813)
Administrative and overhead expense allocation	(59,610)	(1,126)	60,736	—
Income taxes	(18,843)	(727)	(819)	(20,389)
Net income	$34,993	$1,350	$4,110	$40,453

At December 31, 2014:
Investment securities	$—	$1,467,305	$—	$1,467,305
Loans and leases (including loans held for sale)	2,941,881	—	—	2,941,881
Other	111,071	248,455	84,275	443,801
Total assets	$3,052,952	$1,715,760	$84,275	$4,852,987

Year ended December 31, 2013:
Net interest income	$101,282	$31,827	$—	$133,109
Intersegment net interest income (expense)	16,947	(30,675)	13,728	—
Credit (provision) for loan and lease losses	11,310	—	—	11,310
Other operating income	26,140	3,137	25,668	54,945
Other operating expense	(58,891)	(3,788)	(76,857)	(139,536)
Administrative and overhead expense allocation	(54,851)	(2,004)	56,855	—
Income taxes	117,088	218	(5,059)	112,247
Net income (loss)	$159,025	$(1,285)	$14,335	$172,075

At December 31, 2013:
Investment securities	$—	$1,660,046	$—	$1,660,046
Loans and leases (including loans held for sale)	2,642,971	—	—	2,642,971
Other	117,655	256,807	63,719	438,181
Total assets	$2,760,626	$1,916,853	$63,719	$4,741,198

Year ended December 31, 2012:
Net interest income	$92,500	$27,211	$—	$119,711
Intersegment net interest income (expense)	34,018	(22,229)	(11,789)	—
Credit (provision) for loan and lease losses	18,885	—	—	18,885
Other operating income	32,062	4,135	24,546	60,743
Other operating expense	(61,130)	(1,728)	(89,060)	(151,918)
Administrative and overhead expense allocation	(70,592)	(1,033)	71,625	—
Net income (loss)	$45,743	$6,356	$(4,678)	$47,421

26.                               PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2014, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $357.8 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2014, the bank had Statutory Retained Earnings of $123.8 million. For further information, see Note 14.

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

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. The Company’s and the bank’s leverage capital, Tier 1 and total risk-based capital ratios as of December 31, 2014 were above the levels required for a “well-capitalized” regulatory designation.

			Minimum required for		Minimum required to
	Actual		capital adequacy purposes		be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2014:
Leverage capital	$562,063	12.0%	$186,922	4.0%	$233,652	5.0%
Tier 1 risk-based capital	562,063	17.0	132,475	4.0	198,712	6.0
Total risk-based capital	603,939	18.2	264,949	8.0	331,187	10.0

As of December 31, 2013:
Leverage capital	$632,724	13.7%	$184,995	4.0%	$231,244	5.0%
Tier 1 risk-based capital	632,724	20.3	124,854	4.0	187,282	6.0
Total risk-based capital	672,374	21.5	249,709	8.0	312,136	10.0

Central Pacific Bank
As of December 31, 2014:
Leverage capital	$540,273	11.6%	$186,828	4.0%	$233,535	5.0%
Tier 1 risk-based capital	540,273	16.3	132,376	4.0	198,564	6.0
Total risk-based capital	582,068	17.6	264,752	8.0	330,940	10.0

As of December 31, 2013:
Leverage capital	$610,753	13.2%	$184,736	4.0%	$230,920	5.0%
Tier 1 risk-based capital	610,753	19.6	124,608	4.0	186,912	6.0
Total risk-based capital	650,273	20.9	249,216	8.0	311,520	10.0

Condensed financial statements, solely of the parent company, Central Pacific Financial Corp., follow:

Central Pacific Financial Corp.

Condensed Balance Sheets

	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and cash equivalents	$22,775	$19,629
Investment securities available for sale	877	875
Investment in subsidiary bank, at equity in underlying net assets	612,505	710,122
Investment in other subsidiaries, at equity in underlying assets	—	554
Accrued interest receivable and other assets	26,136	23,202
Total assets	$662,293	$754,382

Liabilities and Shareholders’ Equity
Long-term debt	$92,785	$92,785
Other liabilities	1,467	1,484
Total liabilities	94,252	94,269

Shareholders’ equity:
Preferred stock, no par value, authorized 1,100,000 shares; issued and outstanding none at December 31, 2014 and 2013	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 35,233,674 and 42,107,633 shares at December 31, 2014 and 2013, respectively	642,205	784,547
Surplus	79,716	75,498
Accumulated deficit	(157,039)	(184,087)
Accumulated other comprehensive income (loss)	3,159	(15,845)
Total shareholders’ equity	568,041	660,113

Total liabilities and shareholders’ equity	$662,293	$754,382

Central Pacific Financial Corp.

Condensed Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$159,319	$—	$—
Interest income:
Interest from subsidiary banks	16	30	48
Other income	89	2,001	9
Total income	159,424	2,031	57

Expense:
Interest on long-term debt	2,572	3,118	3,687
Other expenses	2,262	2,679	3,081
Total expenses	4,834	5,797	6,768

Gain (loss) before income taxes and equity in undistributed income of subsidiaries	154,590	(3,766)	(6,711)
Income tax benefit	(2,520)	(31,891)	—
Income (loss) before equity in undistributed income of subsidiaries	157,110	28,125	(6,711)

Equity in undistributed income (loss) of subsidiary bank	(116,657)	143,945	54,124
Equity in undistributed income of other subsidiaries	—	5	8
Net income	$40,453	$172,075	$47,421

Central Pacific Financial Corp.

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net income	$40,453	$172,075	$47,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(2,520)	(25,707)	—
Equity in undistributed income (loss) of subsidiary bank	116,657	(143,945)	(54,124)
Equity in undistributed income of other subsidiaries	—	(5)	(8)
Share-based compensation	4,218	4,931	90
Accrued interest payable	—	(11,919)	3,687
Other, net	(923)	(362)	3,994
Net cash provided by (used in) operating activities	157,885	(4,932)	1,060

Cash flows from investing activities
Distribution from unconsolidated subsidiaries	479	9,000	—
Contributions to unconsolidated subsidiaries	518	(9,000)	—
Net cash provided by investing activities	997	—	—

Cash flows from financing activities
Net proceeds from issuance of common stock and stock option exercises	74	74	—
Repayments of long-term debt	—	(15,464)	—
Repurchases of common stock	(142,405)	—	—
Dividends paid	(13,405)	(6,735)	—
Net cash used in financing activities	(155,736)	(22,125)	—

Net increase (decrease) in cash and cash equivalents	3,146	(27,057)	1,060

Cash and cash equivalents
At beginning of year	19,629	46,686	45,626
At end of year	$22,775	$19,629	$46,686

27.                               UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Dollars in thousands, except per share data)
2014:
Total interest income	$37,393	$37,536	$37,139	$37,741	$149,809
Total interest expense	1,597	1,630	1,607	1,557	6,391
Net interest income	35,796	35,906	35,532	36,184	143,418
Provision (credit) for loan and lease losses	(1,316)	1,995	(1,722)	(5,371)	(6,414)
Net interest income after provision for loan and lease losses	37,112	33,911	37,254	41,555	149,832
Investment securities gains	—	240	—	—	240
Income before income taxes	15,326	13,027	13,471	19,018	60,842
Net income	9,808	9,150	8,230	13,265	40,453
Basic earnings per share	0.23	0.25	0.23	0.37	1.08
Diluted earnings per share	0.23	0.25	0.23	0.37	1.07

2013:
Total interest income	$32,595	$34,992	$35,558	$37,133	$140,278
Total interest expense	1,926	1,819	1,787	1,637	7,169
Net interest income	30,669	33,173	33,771	35,496	133,109
Provision (credit) for loan and lease losses	(6,561)	(227)	(3,189)	(1,333)	(11,310)
Net interest income after provision for loan and lease losses	37,230	33,400	36,960	36,829	144,419
Investment securities gains	—	—	—	482	482
Income before income taxes	17,507	16,212	12,378	13,731	59,828
Net income	137,309	14,267	10,204	10,295	172,075
Basic earnings per share	3.28	0.34	0.24	0.24	4.10
Diluted earnings per share	3.25	0.34	0.24	0.24	4.07

28.                               SUBSEQUENT EVENTS

In January 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by $25.0 million to a total repurchase authority of $55.0 million. Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. From January 2, 2015 to February 13, 2015, 473,829 shares of common stock, at a cost of $9.3 million, were repurchased under this program. A total of $29.2 million remained available for repurchase under the 2014 Repurchase Plan at February 13, 2015.

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

As of the end of the Company’s 2014 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s 2015 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s 2015 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s 2015 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s 2015 Proxy Statement.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s 2015 Proxy Statement.

The following table provides information as of December 31, 2014 regarding securities issued under our equity compensation plans that were in effect during fiscal 2014.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	286,407	$33.32	1,993,385
Equity compensation plans not approved by security holders	—	—	—
Total	286,407	$33.32	1,993,385

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s 2015 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s 2015 Proxy Statement.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s 2015 Proxy Statement.

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

4.1

Tax Benefits Preservation Plan, dated as of November 23, 2010, between the Registrant and Wells Fargo Bank, National Association, which includes the Form of Certificate of Designation for the Junior Participating Preferred Stock, Series C, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Terms as Exhibit C (2)

4.2	Amendment to the Tax Preservation Plan between the Registrant and Wells Fargo Bank, National Association (2)

10.1	License and Service Agreement dated December 23, 2004 by and between the Registrant and Fiserv Solutions, Inc. (3)

10.2	Split Dollar Life Insurance Plan (4) (5)

10.3	Central Pacific Bank Supplemental Executive Retirement Plan (5) (6)

10.4	The Registrant’s 1997 Stock Option Plan, as amended (5) (6)

10.5	The Registrant’s Directors’ Deferred Compensation Plan (5) (7)

10.6	The Registrant’s 2004 Stock Compensation Plan, as amended (5)

10.7	Form of Restricted Stock Award Agreement (5) (8)

10.8	Compensation Agreement, effective as of September 14, 2004, by and between the Registrant and Clinton L. Arnoldus (5) (9)

10.9	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (5) (10)

10.10	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective December 31, 2008 (3) (5)

10.11	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (5) (10)

10.12	Amendment No. 1 to the Supplemental Executive Retirement Agreement for Dean K. Hirata, effective December 31, 2008 (3) (5)

10.13	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (5) (11)

10.14	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (3) (5)

Exhibit No.	Document
10.15	The Registrant’s 2004 Annual Executive Incentive Plan (5) (8)

10.16	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (3) (5)

10.17	Retirement Agreement of Clint Arnoldus dated March 10, 2008 (5) (12)

10.18	Advances, Security and Deposit Agreement with Federal Home Loan Bank Seattle dated June 23, 2004 (13)

10.19	Lending Agreement with Federal Reserve Banks effective October 15, 2006 (15)

10.20	Compensation Agreement with John C. Dean dated May 24, 2010 (5) (16)

10.21	Restricted Stock Unit Agreement with John C. Dean dated May 24, 2010 (5) (16)

10.22	Compensation Agreement with Lawrence D. Rodriguez dated August 27, 2010 (5) (17)

10.23	Restricted Stock Unit Agreement with Lawrence D. Rodriguez dated August 27, 2010 (5) (17)

10.24	Investment Agreement, dated November 4, 2010, between the Registrant and Carlyle Financial Services Harbor, L.P. (14)

10.25	Investment Agreement, dated November 4, 2010, between the Registrant and ACMO-CPF, L.L.C. (14)

10.26	Employment Agreement with A. Catherine Ngo dated November 23, 2010 (5) (18)

10.27	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (19)

10.28	Amendment No. 1 dated December 20, 2010 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (19)

10.29	Form of Subscription Agreement by and between the Registrant and the Additional Investors (20)

10.30	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and Carlyle Financial Services Harbor, L.P. (21)

10.31	Amendment No. 2 dated February 10, 2011 to Investment Agreement between the Registrant and ACMO-CPF, L.L.C. (21)

10.32	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (5) (22)

10.33	Consulting Agreement with Trinity M& A Group, L.L.C. dated September 5, 2012 (5) (23)

Exhibit No.	Document
10.34	Amendment No. 2012 to 2004 Stock Compensation Plan (24)

10.35	Form of Stock Option Agreement for 2004 Stock Compensation Plan (24)

10.36	Form of Restricted Stock Unit Grant Agreement for 2004 Stock Compensation Plan (24)

10.37	The Registrant’s 2013 Stock Compensation Plan (25)

10.38	Form of Stock Option Grant Agreement for 2013 Stock Compensation Plan (25)

10.39	Form of Restricted Stock Grant Agreement for 2013 Stock Compensation Plan (25)

10.40	Form of Restricted Stock Unit Agreement for 2013 Stock Compensation Plan (25)

10.41	Form of Stock Appreciation Rights Grant Agreement for 2013 Stock Compensation Plan (25)

10.42	Form of Key Employee Restricted Stock Unit Grant Agreement for 2013 Stock Compensation Plan (25)

10.43	Repurchase Agreement dated February 20, 2014 by and between the Registrant and ACMO-CPF, L.L.C. (26)

10.44	Repurchase Agreement dated February 20, 2014 by and between the Registrant and Carlyle Financial Services Harbor, L.P. (26)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (11)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (11)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit No.	Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(1)                                 Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.

(2)                                 Filed as Exhibit 4.1 to the Registrant’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2010 and January 31, 2014.

(3)                                 Filed as Exhibits 10.1, 10.15, 10.17, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(4)                                 Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(5)                                 Denotes management contract or compensation plan or arrangement.

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

(8)                                 Filed as Exhibits 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(9)                                 Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(10)                          Filed as Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(11)                          Filed as Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(12)                          Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008.

(13)                          Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008.

(14)                         Filed as Exhibits 10.20, 10.32 and 10.33 to the Registrant’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 1, 2011.

(15)                          Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

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

(22)                          Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.

(23)                          Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 6, 2012.

(24)                          Filed as Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.

(25)                          Filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

(26)                          Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2015
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ John C. Dean
John C. Dean
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Dean	Chief Executive Officer and Chairman	February 27, 2015
John C. Dean	(Principal Executive Officer)

/s/ Denis K. Isono	Executive Vice President and Chief	February 27, 2015
Denis K. Isono	Financial Officer (Principal Financial and Accounting Officer)

/s/ Alvaro J. Aguirre	Director	February 27, 2015
Alvaro J. Aguirre

/s/ James F. Burr	Director	February 27, 2015
James F. Burr

/s/ Christine H. H. Camp	Director	February 27, 2015
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 27, 2015
Earl E. Fry

	Director	February 27, 2015
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 27, 2015
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 27, 2015
Colbert M. Matsumoto

	Director	February 27, 2015
Crystal K. Rose