Form 10-Q
period 2015-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2015-05-07
CIK 701347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of registrant’s common stock, no par value, on April 28, 2015 was 31,537,681 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, net interest margin or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words “believes,” “plans,” “intends,” “expects,” “anticipates,” “forecasts,” “hopes,” “should,” “estimates” or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: an increase in inventory or adverse conditions in the Hawaii and California real estate markets and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any further destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company’s common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company’s publicly available Securities and Exchange Commission filings, including the Company’s Form 10-K for the last fiscal year and, in particular, the discussion of “Risk Factors” set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and due from banks	$74,743	$72,316
Interest-bearing deposits in other banks	10,478	13,691
Investment securities:
Available for sale, at fair value	1,298,487	1,229,018
Held to maturity, at amortized cost (fair value of $256,357 at March 31, 2015 and $235,597 at December 31, 2014)	255,592	238,287
Total investment securities	1,554,079	1,467,305

Loans held for sale	7,206	9,683

Loans and leases	2,967,772	2,932,198
Allowance for loan and lease losses	(71,433)	(74,040)
Net loans and leases	2,896,339	2,858,158

Premises and equipment, net	48,768	49,214
Accrued interest receivable	13,420	13,584
Investment in unconsolidated subsidiaries	6,840	7,246
Other real estate	3,349	2,948
Other intangible assets	28,230	29,697
Bank-owned life insurance	153,251	152,283
Federal Home Loan Bank stock	43,442	43,932
Other assets	125,780	132,930
Total assets	$4,965,925	$4,852,987

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,042,781	$1,034,146
Interest-bearing demand	806,555	788,272
Savings and money market	1,247,266	1,242,598
Time	1,092,040	1,045,284
Total deposits	4,188,642	4,110,300

Short-term borrowings	70,000	38,000
Long-term debt	92,785	92,785
Other liabilities	41,573	43,861
Total liabilities	4,393,000	4,284,946

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding none at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 34,797,133 and 35,233,674 shares at March 31, 2015 and December 31, 2014, respectively	632,867	642,205
Surplus	80,545	79,716
Accumulated deficit	(150,815)	(157,039)
Accumulated other comprehensive income	10,328	3,159
Total equity	572,925	568,041
Total liabilities and equity	$4,965,925	$4,852,987

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2015	2014

Interest income:
Interest and fees on loans and leases	$28,602	$26,883
Interest and dividends on investment securities:
Taxable interest	8,150	9,496
Tax-exempt interest	998	994
Dividends	9	1
Interest on deposits in other banks	11	7
Dividends on Federal Home Loan Bank stock	11	12
Total interest income	37,781	37,393

Interest expense:
Interest on deposits:
Demand	95	90
Savings and money market	223	224
Time	548	630
Interest on short-term borrowings	43	17
Interest on long-term debt	637	636
Total interest expense	1,546	1,597

Net interest income	36,235	35,796
Provision (credit) for loan and lease losses	(2,747)	(1,316)
Net interest income after credit for loan and lease losses	38,982	37,112

Other operating income:
Service charges on deposit accounts	1,968	1,993
Loan servicing fees	1,423	1,444
Other service charges and fees	3,105	2,943
Income from fiduciary activities	834	1,062
Equity in earnings of unconsolidated subsidiaries	96	52
Fees on foreign exchange	128	114
Income from bank-owned life insurance	674	670
Loan placement fees	147	143
Net gain on sales of residential loans	1,594	1,239
Net gain on sales of foreclosed assets	33	162
Other	1,188	322
Total other operating income	11,190	10,144

Other operating expense:
Salaries and employee benefits	17,165	17,434
Net occupancy	3,501	3,590
Equipment	909	796
Amortization of other intangible assets	2,105	1,240
Communication expense	824	894
Legal and professional services	2,219	1,812
Computer software expense	2,096	1,358
Advertising expense	635	686
Foreclosed asset expense	72	105
Other	4,492	4,015
Total other operating expense	34,018	31,930

Income before income taxes	16,154	15,326
Income tax expense	5,759	5,518
Net income	$10,395	$9,808

Per common share data:
Basic earnings per share	$0.30	$0.23
Diluted earnings per share	0.29	0.23
Cash dividends declared	0.12	0.08

Shares used in computation:
Basic shares	34,827	41,915
Diluted shares	35,479	42,477

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Net income	$10,395	$9,808
Other comprehensive income, net of tax
Net change in unrealized gain on investment securities	6,909	9,576
Minimum pension liability adjustment	260	187
Other comprehensive income, net of tax	7,169	9,763
Comprehensive income	$17,564	$19,571

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

						Accumulated
	Common					Other	Non-
	Shares	Preferred	Common		Accumulated	Comprehensive	Controlling
	Outstanding	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income		—	—	—	10,395	—	—	10,395
Other comprehensive income	—	—	—	—	—	7,169	—	7,169
Cash dividends ($0.12 per share)	—	—	—	—	(4,171)	—	—	(4,171)
12,559 net shares of common stock purchased by directors’ deferred compensation plan	—	—	(50)	—	—	—	—	(50)
473,829 shares of common stock repurchased and other related costs	(473,829)	—	(9,288)	—	—	—	—	(9,288)
Share-based compensation	37,288	—		829	—	—	—	829
Non-controlling interests	—	—	—	—	—	—	—	—
Balance at March 31, 2015	34,797,133	$—	$632,867	$80,545	$(150,815)	$10,328	$—	$572,925

Balance at December 31, 2013	42,107,633	$—	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	—	—	—	—	9,808	—	—	9,808
Other comprehensive income	—	—	—	—	—	9,763	—	9,763
Cash dividends ($0.08 per share)	—	—	—	—	(3,370)	—	—	(3,370)
3,368 net shares of common stock sold by directors’ deferred compensation plan	—	—	34	—	—	—	—	34
3,405,888 shares of common stock repurchased and other related costs	(3,405,888)	—	(68,873)	—	—	—	—	(68,873)
Share-based compensation	21,505	—	—	928	—	—	—	928
Non-controlling interests	—	—	—	—	—	—	—	—
Balance at March 31, 2014	38,723,250	$—	$715,708	$76,426	$(177,649)	$(6,082)	$61	$608,464

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,395	$9,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(2,747)	(1,316)
Depreciation and amortization	1,479	1,463
Write down of other real estate, net of gain on sale	—	(65)
Amortization of other intangible assets	2,105	1,240
Net amortization of investment securities	1,918	2,191
Share-based compensation	829	928
Net gain on sales of residential loans	(1,594)	(1,239)
Proceeds from sales of loans held for sale	96,788	84,989
Originations of loans held for sale	(92,717)	(82,627)
Equity in earnings of unconsolidated subsidiaries	(96)	(52)
Increase in cash surrender value of bank-owned life insurance	(968)	(670)
Deferred income taxes	5,339	5,535
Net change in other assets and liabilities	(5,020)	(1,169)
Net cash provided by operating activities	15,711	19,016

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	35,942	32,639
Purchases of investment securities available for sale	(95,716)	(18,923)
Proceeds from maturities of and calls on investment securities held to maturity	4,807	3,171
Purchases of investment securities held to maturity	(22,249)	—
Net loan originations	(36,803)	(66,567)
Proceeds from sale of other real estate	968	771
Purchases of premises and equipment	(1,033)	(416)
Distributions from unconsolidated subsidiaries	214	354
Contributions to unconsolidated subsidiaries	—	(60)
Proceeds from redemption of FHLB stock	490	601
Net cash used in investing activities	(113,380)	(48,430)

Cash flows from financing activities:
Net increase in deposits	78,342	49,594
Repayments of long-term debt	—	(4)
Net increase in short-term borrowings	32,000	93,985
Cash dividends paid on common stock	(4,171)	(3,370)
Repurchases of common stock and other related costs	(9,288)	(68,873)
Net cash provided by financing activities	96,883	71,332

Net increase (decrease) in cash and cash equivalents	(786)	41,918
Cash and cash equivalents at beginning of period	86,007	49,348
Cash and cash equivalents at end of period	$85,221	$91,266

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,599	$1,654
Income taxes	100	—
Cash received during the period for:
Income taxes	—	79
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$50	$(34)
Net reclassification of loans to other real estate	1,369	372

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity for any periods presented.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments — Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” The provisions of ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company did not elect the use of the proportional amortization method of ASU 2014-01 on January 1, 2015 which has no material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The provisions of ASU 2014-04 provide guidance on when an in substance repossession or foreclosure occurs, which is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Additionally, the amendments in this update require interim and annual disclosure of both: 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted the prospective transition method of ASU 2014-04 on January 1, 2015 and the adoption did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 requires two accounting changes. First, the amendments change the accounting for repurchase-to-maturity transactions to secured borrowings. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 requires disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale, and an agreement with the same transferee entered into in contemplation of the initial transfer which results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. ASU 2014-11 also requires additional disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The adoption of ASU 2014-11 on January 1, 2015 did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables — Troubled Debt Restructurings by Creditors Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.”  ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The adoption of ASU 2014-14 on January 1, 2015 did not have a material impact on our consolidated financial statements.

3.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
At March 31, 2015:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$255,592	$1,446	$(681)	$256,357

Available for Sale:
Debt securities:
States and political subdivisions	$189,961	$3,380	$(863)	$192,478
Corporate securities	98,847	2,480	—	101,327
Mortgage-backed securities:
U.S. Government sponsored entities	776,750	12,912	(2,616)	787,046
Non-agency collateralized mortgage obligations	208,455	8,412	(81)	216,786
Other	747	103	—	850
Total	$1,274,760	$27,287	$(3,560)	$1,298,487

At December 31, 2014:
Held to Maturity:
Mortgage-backed securities - U.S. Government sponsored entities	$238,287	$196	$(2,886)	$235,597

Available for Sale:
Debt securities:
States and political subdivisions	$191,280	$2,054	$(1,689)	$191,645
Corporate securities	99,237	1,492	(125)	100,604
Mortgage-backed securities:
U.S. Government sponsored entities	744,527	11,064	(4,033)	751,558
Non-agency collateralized mortgage obligations	180,905	4,456	(1,027)	184,334
Other	757	120	—	877
Total	$1,216,706	$19,186	$(6,874)	$1,229,018

The amortized cost and estimated fair value of investment securities at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortage-backed securities	$255,592	$256,357

Available for Sale
Due in one year or less	$—	$—
Due after one year through five years	70,129	71,798
Due after five years through ten years	103,461	105,207
Due after ten years	115,218	116,800
Mortage-backed securities	985,205	1,003,832
Other	747	850
Total	$1,274,760	$1,298,487

We did not sell any available for sale securities during the first quarter of 2015 and 2014.

Investment securities of $944.4 million and $900.5 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

Provided below is a summary of the 121 and 195 investment securities which were in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At March 31, 2015:
Debt securities:
States and political subdivisions	$34,821	$(257)	$23,447	$(606)	$58,268	$(863)
Corporate securities	—	—	—	—	—	—
Mortgage-backed securities:
U.S. Government sponsored entities	143,680	(1,298)	176,086	(1,999)	319,766	(3,297)
Non-agency collateralized mortgage obligations	31,664	(81)	—	—	31,664	(81)
Total temporarily impaired securities	$210,165	$(1,636)	$199,533	$(2,605)	$409,698	$(4,241)

At December 31, 2014:
Debt securities:
States and political subdivisions	$23,591	$(145)	$68,622	$(1,544)	$92,213	$(1,689)
Corporate securities	23,938	(125)	—	—	23,938	(125)
Mortgage-backed securities:
U.S. Government sponsored entities	119,210	(521)	403,926	(6,398)	523,136	(6,919)
Non-agency collateralized mortgage obligations	20,857	(100)	47,539	(927)	68,396	(1,027)
Total temporarily impaired securities	$187,596	$(891)	$520,087	$(8,869)	$707,683	$(9,760)

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

•                  Any rating changes by a rating agency; and

•                  Recoveries or additional declines in fair value subsequent to the balance sheet date.

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

4.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Commercial, financial and agricultural	$500,251	$463,070
Real estate:
Construction	113,137	115,023
Mortgage - residential	1,298,076	1,280,089
Mortgage - commercial	702,113	704,099
Consumer	350,344	365,662
Leases	2,885	3,140
	2,966,806	2,931,083
Net deferred costs	966	1,115
Total loans and leases	$2,967,772	$2,932,198

During the three months ended March 31, 2015, we transferred the collateral in three portfolio loans with a carrying value of $1.4 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the three months ended March 31, 2015.

During the three months ended March 31, 2014, we transferred one loan with a carrying value of $0.4 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the three months ended March 31, 2014.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of March 31, 2015 and December 31, 2014:

	Commercial,	Real Estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
March 31, 2015
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$772	$—	$—	$—	$—	$—	$772
Collectively evaluated for impairment	8,019	14,305	17,057	20,161	7,119	—	66,661
	8,791	14,305	17,057	20,161	7,119	—	67,433
Unallocated							4,000
Total ending balance	$8,791	$14,305	$17,057	$20,161	$7,119	$—	$71,433

Loans and leases:
Individually evaluated for impairment	$13,727	$4,606	$28,514	$22,601	$—	$—	$69,448
Collectively evaluated for impairment	486,524	108,531	1,269,562	679,512	350,344	2,885	2,897,358
	500,251	113,137	1,298,076	702,113	350,344	2,885	2,966,806
Net deferred costs (income)	432	(416)	2,228	(857)	(421)	—	966
Total ending balance	$500,683	$112,721	$1,300,304	$701,256	$349,923	$2,885	$2,967,772

December 31, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Collectively evaluated for impairment	7,421	14,969	17,927	20,869	7,314	7	68,507
	8,954	14,969	17,927	20,869	7,314	7	70,040
Unallocated							4,000
Total ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$74,040

Loans and leases:
Individually evaluated for impairment	$13,369	$4,888	$30,893	$23,126	$—	$—	$72,276
Collectively evaluated for impairment	449,701	110,135	1,249,196	680,973	365,662	3,140	2,858,807
	463,070	115,023	1,280,089	704,099	365,662	3,140	2,931,083
Net deferred costs (income)	693	(469)	2,235	(826)	(518)	—	1,115
Total ending balance	$463,763	$114,554	$1,282,324	$703,273	$365,144	$3,140	$2,932,198

The following table presents by class, impaired loans as of March 31, 2015 and December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
March 31, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$5,178	$3,599	$—
Real estate:
Construction	10,951	4,606	—
Mortgage - residential	31,161	28,514	—
Mortgage - commercial	29,723	22,601	—
Total impaired loans with no related allowance recorded	77,013	59,320	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	12,660	10,128	772
Total impaired loans with an allowance recorded	12,660	10,128	772
Total	$89,673	$69,448	$772

December 31, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$738	$738	$—
Real estate:
Construction	11,275	4,888	—
Mortgage - residential	34,131	30,893	—
Mortgage - commercial	30,249	23,126	—
Total impaired loans with no related allowance recorded	76,393	59,645	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	16,630	12,631	1,533
Total impaired loans with an allowance recorded	16,630	12,631	1,533
Total	$93,023	$72,276	$1,533

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial & agricultural	$13,646	$5	$8,417	$5
Real estate:
Construction	4,699	86	6,822	32
Mortgage - residential	28,954	1	36,407	163
Mortgage - commercial	22,751	164	16,045	39
Leases			—	—
Total	$70,050	$256	$67,691	$239

The Company had $3.9 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2015.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of March 31, 2015 and December 31, 2014:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
March 31, 2015
Commercial, financial & agricultural	$290	$225	$—	$13,377	$13,892	$486,791	$500,683
Real estate:
Construction	—	—	—	146	146	112,575	112,721
Mortgage - residential	1,945	—	—	11,430	13,375	1,286,929	1,300,304
Mortgage - commercial	—	—	—	12,468	12,468	688,788	701,256
Consumer	895	212	5	—	1,112	348,811	349,923
Leases	—	—	—	—	—	2,885	2,885
Total	$3,130	$437	$5	$37,421	$40,993	$2,926,779	$2,967,772

December 31, 2014
Commercial, financial & agricultural	$183	$85	$—	$13,007	$13,275	$450,488	$463,763
Real estate:
Construction	—	—	—	310	310	114,244	114,554
Mortgage - residential	3,078	379	—	13,048	16,505	1,265,819	1,282,324
Mortgage - commercial	68	—	—	12,722	12,790	690,483	703,273
Consumer	1,500	417	77	—	1,994	363,150	365,144
Leases	—	—	—	—	—	3,140	3,140
Total	$4,829	$881	$77	$39,087	$44,874	$2,887,324	$2,932,198

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2015 consisted of 33 Hawaii residential mortgage loans with a combined principal balance of $6.6 million, 11 Hawaii commercial mortgage loans to the same borrower with a combined principal balance of $0.9 million, a Hawaii commercial loan of $0.4 million, and a Hawaii construction and development loan of $0.04 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $19.8 million of TDRs still accruing interest at March 31, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the “Provision”) and the Allowance during the three months ended March 31, 2015.

The following table presents by class, information related to loans modified in a TDR during the three months ended March 31, 2015 and 2014.

	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
	(Dollars in thousands)
Three Months Ended March 31, 2015
Real estate mortgage - commercial	11	$910	$—

Three Months Ended March 31, 2014
Real estate mortgage - residential	9	$613	$—

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2015 and 2014.  The following table presents, by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment (as of Period End)	Number of Contracts	Recorded Investment (as of Period End)
	(Dollars in thousands)

Real estate mortgage -construction	—	—	1	175

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

Loans and leases not meeting the criteria above are considered to be pass rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
March 31, 2015
Commercial, financial & agricultural	$468,515	$16,656	$15,080	$500,251	$432	$500,683
Real estate:
Construction	110,294	1,831	1,012	113,137	(416)	112,721
Mortgage - residential	1,285,124	344	12,608	1,298,076	2,228	1,300,304
Mortgage - commercial	668,772	8,493	24,848	702,113	(857)	701,256
Consumer	350,267	72	5	350,344	(421)	349,923
Leases	2,885	—	—	2,885	—	2,885
Total	$2,885,857	$27,396	$53,553	$2,966,806	$966	$2,967,772

December 31, 2014
Commercial, financial & agricultural	$432,892	$14,655	$15,523	$463,070	$693	$463,763
Real estate:
Construction	111,370	—	3,653	115,023	(469)	114,554
Mortgage - residential	1,265,470	352	14,267	1,280,089	2,235	1,282,324
Mortgage - commercial	660,492	10,498	33,109	704,099	(826)	703,273
Consumer	365,332	294	36	365,662	(518)	365,144
Leases	3,140	—	—	3,140	—	3,140
Total	$2,838,696	$25,799	$66,588	$2,931,083	$1,115	$2,932,198

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2015 and December 31, 2014, we did not have any loans that we considered to be subprime.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Agricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended March 31, 2015
Beginning balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	147	(787)	(2,344)	(721)	965	(7)	—	(2,747)
	9,101	14,182	15,583	20,148	8,279	—	4,000	71,293
Charge-offs	878	—	14	—	1,894	—	—	2,786
Recoveries	568	123	1,488	13	734	—	—	2,926
Net charge-offs (recoveries)	310	(123)	(1,474)	(13)	1,160	—	—	(140)
Ending balance	$8,791	$14,305	$17,057	$20,161	$7,119	$—	$4,000	$71,433

Three Months Ended March 31, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan and lease losses	(943)	11,764	(7,517)	(4,035)	(548)	(37)	—	(1,316)
	12,253	14,538	17,755	25,912	6,028	18	6,000	82,504
Charge-offs	73	—	37	—	580	8	—	698
Recoveries	606	402	94	13	239	2	—	1,356
Net charge-offs (recoveries)	(533)	(402)	(57)	(13)	341	6	—	(658)
Ending balance	$12,786	$14,940	$17,812	$25,925	$5,687	$12	$6,000	$83,162

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provisions were credits of $2.7 million and $1.3 million in the three months ended March 31, 2015 and 2014, respectively.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements and input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

6.   SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values at the time of securitization.

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $3.3 million and $3.5 million at March 31, 2015 and December 31, 2014, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.3 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2015 and December 31, 2014.

7.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company’s investments in unconsolidated subsidiaries were as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Investments in low income housing tax credit partnerships	$3,492	$3,781
Trust preferred investments	2,792	2,792
Investments in affiliates	440	557
Other	116	116
	$6,840	$7,246

Investments in low income housing tax credit (“LIHTC”) partnerships are accounted for using the cost method. For the three months ended March 31, 2015 and 2014, the Company recognized amortization expense of $0.3 million and $0.4 million, respectively, in pretax income. For the three months ended March 31, 2015, the Company recognized $0.3 million in tax credits associated with our investments in LIHTC partnerships. The Company did not recognize any tax credits associated with our investments in LIHTC partnerships during the three months ended March 31, 2014.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the three months ended March 31, 2015:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$10,029	$19,668	$29,697
Additions	—	638	638
Amortization	(668)	(1,437)	(2,105)
Balance, end of period	$9,361	$18,869	$28,230

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of mortgage servicing rights was $1.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Fair market value, beginning of period	$19,975	$21,399
Fair market value, end of period	19,172	20,832
Weighted average discount rate	9.5%	8.0%
Weighted average prepayment speed assumption	13.9	14.1

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(35,281)	$9,361	$44,642	$(34,613)	$10,029
Mortgage servicing rights	55,587	(36,718)	18,869	56,687	(37,019)	19,668
	$100,229	$(71,999)	$28,230	$101,329	$(71,632)	$29,697

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2015, estimated amortization expense for the remainder of fiscal 2015, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2015 (remainder)	$2,006	$4,115	$6,121
2016	2,674	4,380	7,054
2017	2,674	3,417	6,091
2018	2,007	2,700	4,707
2019	—	2,102	2,102
2020	—	1,772	1,772
Thereafter	—	383	383
	$9,361	$18,869	$28,230

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2015, we were a party to interest rate lock and forward sale commitments on $66.7 million and $27.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2015	Fair Value at December 31, 2014	Fair Value at March 31, 2015	Fair Value at December 31, 2014
		(Dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$1,150	$504	$302	$122

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended March 31, 2015
Interest rate contracts	Other operating income	$466

Three Months Ended March 31, 2014
Interest rate contracts	Other operating income	(60)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”) and maintained a $965.4 million line of credit with the FHLB as of March 31, 2015. Short-term and long-term borrowings under this arrangement totaled $70.0 million and nil at March 31, 2015, respectively, compared to $38.0 million and nil at December 31, 2014, respectively. FHLB advances outstanding at March 31, 2015 were secured by unencumbered investment securities with a fair value of $0.8 million and certain real estate loans with a carrying value of $1.5 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2015, $895.4 million was undrawn under this arrangement.

At March 31, 2015 and December 31, 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $34.0 million and $33.3 million, respectively. As of March 31, 2015 and December 31, 2014, certain commercial and commercial real estate loans with a carrying value totaling $70.9 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

11.   EQUITY

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

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2015, the bank had Statutory Retained Earnings of $124.3 million.

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

On March 26, 2015, the Company, Carlyle and Anchorage (together the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million. The transactions were consummated on April 1, 2015 and are not reflected in our consolidated financial statements for the quarter ended March 31, 2015. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company accrued $0.5 million of costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders.

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

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”). Repurchases under the CPF Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program.

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the Underwriting Agreement. In the first quarter of 2015, 473,829 shares of common stock, at an aggregate cost of $9.3 million, were repurchased under this program. A total of $104.2 million remained available for repurchase under the CPF Repurchase Plan at March 31, 2015. See Note 20.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2015	715,460	$15.77
Changes during the period:
Granted	60,873	23.98
Vested	(54,123)	17.13
Forfeited	(28,160)	16.16
Nonvested at March 31, 2015	694,050	16.37

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income for the three months ended March 31, 2015 and 2014, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended March 31, 2015
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$11,476	$4,567	$6,909

Defined benefit plans:
Amortization of net actuarial losses	420	165	255
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	429	169	260

Other comprehensive income	$11,905	$4,736	$7,169

Three Months Ended March 31, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,944	$6,368	$9,576

Defined benefit plans:
Amortization of net actuarial losses	305	123	182
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	314	127	187

Other comprehensive income	$16,258	$6,495	$9,763

The following table presents the changes in each component of AOCI, net of tax, for the three months ended March 31, 2015 and 2014:

		Defined	Accumulated Other
	Investment	Benefit	Comprehensive
	Securities	Plans	Income (Loss)
	(Dollars in thousands)
Three Months Ended March 31, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive income before reclassifications	6,909	—	6,909
Amounts reclassified from AOCI	—	260	260
Total other comprehensive income	6,909	260	7,169

Balance at end of period	$20,495	$(10,167)	$10,328

Three Months Ended March 31, 2014
Balance at beginning of period	$(9,125)	$(6,720)	$(15,845)

Other comprehensive income before reclassifications	9,576	—	9,576
Amounts reclassified from AOCI	—	187	187
Total other comprehensive income	9,576	187	9,763

Balance at end of period	$451	$(6,533)	$(6,082)

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2015 and 2014:

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Statement Where Net
Details about AOCI Components	2015	2014	Income is Presented
	(Dollars in thousands)
Amortization of defined benefit plan items
Net actuarial losses	$(420)	$(305)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(429)	(314)	Total before tax
	169	127	Tax benefit
Total reclassifications for the period	$(260)	$(187)	Net of tax

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

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Interest cost	$348	$366
Expected return on assets	(472)	(524)
Amortization of net actuarial losses	393	304
Net periodic cost	$269	$146

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain (current and former) officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Interest cost	$110	$113
Amortization of net transition obligation	4	4
Amortization of prior service cost	5	5
Amortization of net actuarial losses	27	1
Net periodic cost	$146	$123

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

At March 31, 2015, the Company had net operating loss carryforwards for Federal income tax purposes of $117.9 million, that are available to offset future Federal taxable income, if any, through 2030. At March 31, 2015, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $82.7 million and $39.5 million, respectively, which are available to offset future state taxable income, if any, through 2030. In addition, the Company has state tax credit carryforwards of $14.8 million that do not expire, and federal tax credit carryforwards of $16.6 million, of which $13.7 million will expire within 20 years, and $2.9 million will not expire.

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)

Computed “expected” tax expense	$5,654	$5,364
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(352)	(351)
Other tax-exempt income	(236)	(235)
Income tax credits	(327)	(195)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	739	600
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	18	135
Other	263	200
Total	$5,759	$5,518

16.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)

Net income	$10,395	$9,808

Weighted average shares outstanding - basic	34,827	41,915
Dilutive effect of employee stock options and awards	652	562
Weighted average shares outstanding - diluted	35,479	42,477

Basic earnings per share	$0.30	$0.23
Diluted earnings per share	$0.29	$0.23

A total of 13,472 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2015, as their effect was antidilutive, compared to 23,624 for the three months ended March 31, 2014.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2015
Financial assets
Cash and due from banks	$74,743	$74,743	$74,743	$—	$—
Interest-bearing deposits in other banks	10,478	10,478	10,478	—	—
Investment securities	1,554,079	1,554,844	850	1,541,347	12,647
Loans held for sale	7,206	7,206	—	—	7,206
Net loans and leases	2,896,339	2,852,249	—	68,676	2,783,573
Accrued interest receivable	13,420	13,420	13,420	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,042,781	1,042,781	1,042,781	—	—
Interest-bearing demand and savings deposits	2,053,821	2,053,821	2,053,821	—	—
Time deposits	1,092,040	1,093,931	—	—	1,093,931
Short-term debt	70,000	70,000	—	70,000	—
Long-term debt	92,785	68,237	—	68,237	—
Accrued interest payable (included in other liabilities)	965	965	965	—	—

Off-balance sheet financial instruments
Commitments to extend credit	743,758	3,719	—	3,719	—
Standby letters of credit and financial guarantees written	20,768	156	—	156	—
Interest rate options	66,696	1,081	—	1,081	—
Forward interest rate contracts	27,457	(233)	—	(233)	—

December 31, 2014
Financial assets
Cash and due from banks	$72,316	$72,316	$72,316	$—	$—
Interest-bearing deposits in other banks	13,691	13,691	13,691	—	—
Investment securities	1,467,305	1,464,615	877	1,450,643	13,095
Loans held for sale	9,683	9,683	—	—	9,683
Net loans and leases	2,858,158	2,752,420	—	70,743	2,681,677
Accrued interest receivable	13,584	13,584	13,584	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,034,146	1,034,146	1,034,146	—	—
Interest-bearing demand and savings deposits	2,030,870	2,030,870	2,030,870	—	—
Time deposits	1,045,284	1,047,322	—	—	1,047,322
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	92,785	42,454	—	42,454	—
Accrued interest payable (included in other liabilities)	1,018	1,018	1,018	—	—

Off-balance sheet financial instruments
Commitments to extend credit	720,255	3,601	—	3,601	—
Standby letters of credit and financial guarantees written	18,797	141	—	141	—
Interest rate options	44,266	444	—	444	—
Forward interest rate contracts	23,919	(62)	—	(62)	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$192,478	$—	$179,831	$12,647
Corporate securities	101,327	—	101,327	—
Mortgage-backed securities:
U.S. Government sponsored entities	787,046	—	787,046	—
Non-agency collateralized mortgage obligations	141,423	—	141,423	—
Non-agency residential mortgage-backed securities	75,363	—	75,363	—
Other	850	850	—	—
Derivatives - Interest rate contracts	848	—	848	—
Total	$1,299,335	$850	$1,285,838	$12,647

December 31, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$191,645	$—	$178,550	$13,095
Corporate securities	100,604	—	100,604	—
Mortgage-backed securities:
U.S. Government sponsored entities	751,558	—	751,558	—
Non-agency collateralized mortgage obligations	184,334	—	184,334	—
Other	877	877	—	—
Derivatives - Interest rate contracts	382	—	382	—
Total	$1,229,400	$877	$1,215,428	$13,095

For the three months ended March 31, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale States and Political Subdivisions Debt Securities
(Dollars in thousands)

Balance at December 31, 2014	$13,095
Principal payments received	(735)
Unrealized net gain included in other comprehensive income	287
Purchases	—
Balance at March 31, 2015	$12,647

Balance at December 31, 2013	$10,518
Principal payments received	(71)
Unrealized net gain included in other comprehensive income	299
Purchases	1,042
Balance at March 31, 2014	$11,788

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.6 million and $11.8 million at March 31, 2015 and March 31, 2014, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of March 31, 2015, the weighted average discount rate utilized was 4.14%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2015
Impaired loans (1)	$68,676	$—	$68,676	$—
Other real estate (2)	3,349	—	3,349	—

December 31, 2014
Impaired loans (1)	$70,743	$—	$70,743	$—
Other real estate (2)	2,948	—	2,948	—

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

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three Months Ended March 31, 2015:
Net interest income	$27,854	$8,381	$—	$36,235
Intersegment net interest income (expense)	10,302	(8,698)	(1,604)	—
Credit for loan and lease losses	2,747	—	—	2,747
Other operating income	6,446	1,027	3,717	11,190
Other operating expense	(14,824)	(478)	(18,716)	(34,018)
Administrative and overhead expense allocation	(12,104)	(288)	12,392	—
Income taxes	(7,148)	20	1,369	(5,759)
Net income (loss)	$13,273	$(36)	$(2,842)	$10,395

Three Months Ended March 31, 2014:
Net interest income	$26,187	$9,609	$—	$35,796
Intersegment net interest income (expense)	6,007	(6,612)	605	—
Credit for loan and lease losses	1,316	—	—	1,316
Other operating income	5,649	745	3,750	10,144
Other operating expense	(15,318)	(551)	(16,061)	(31,930)
Administrative and overhead expense allocation	(13,804)	(272)	14,076	—
Income taxes	(3,614)	(1,051)	(853)	(5,518)
Net income	$6,423	$1,868	$1,517	$9,808

At March 31, 2015:
Investment securities	$—	$1,554,079	$—	$1,554,079
Loans and leases (including loans held for sale)	2,974,978	—	—	2,974,978
Other	103,496	254,415	78,957	436,868
Total assets	$3,078,474	$1,808,494	$78,957	$4,965,925

At December 31, 2014:
Investment securities	$—	$1,467,305	$—	$1,467,305
Loans and leases (including loans held for sale)	2,941,881	—	—	2,941,881
Other	111,071	248,455	84,275	443,801
Total assets	$3,052,952	$1,715,760	$84,275	$4,852,987

19.  LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

20.  SUBSEQUENT EVENT

On March 26, 2015, the Company, Carlyle, Anchorage, and Citigroup Global Markets, Inc. entered into an Underwriting Agreement pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at $23.01 per share, or the same price per common share paid by the Underwriter to the Selling Shareholders for an aggregate cost of approximately $75 million. On April 1, 2015, the transactions were consummated. Since the transactions were consummated on April 1, 2015, they are not reflected in our consolidated financial statements for the quarter ended March 31, 2015. A total of $29.2 million remained available for repurchase of our securities immediately following the transactions contemplated by the Underwriting Agreement.

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

Central Pacific Bank is a full-service community bank with 36 branches and 110 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through March 31, 2015:

•                  In 2013, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. On January 29, 2015, the Company declared a quarterly cash dividend of $0.12 per share. The dividend was paid on March 16, 2015 to shareholders of record at the close of business on February 27, 2015.

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

•                  On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program. In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the transactions contemplated by the Underwriting Agreement as described below. In the first quarter of 2015, an additional 473,829 shares of common stock, at an aggregate cost of $9.3 million, were repurchased under this program.

•                  On March 26, 2015, the Company, Carlyle and Anchorage (together the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million. On April 1, 2015, the transactions were consummated. Since the transactions were consummated on April 1, 2015, they are not reflected in our consolidated financial statements for the quarter ended March 31, 2015. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. The Company accrued $0.5 million of costs recorded in other expenses related to the secondary offering by the Selling Shareholders.

•                  We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, leverage capital, and the new common equity tier 1 capital ratios as of March 31, 2015 of 17.29%, 18.54%, 12.79%, and 14.78%, respectively. Our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios were 16.97%, 18.24%, and 12.03%, respectively, as of December 31, 2014. Our capital ratios exceed the levels required for a “well-capitalized” regulatory designation under Basel III.

•                  We reported four consecutive profitable years from 2011 through 2014. In the first quarter of 2015 we reported net income of $10.4 million.

•                  We have continued to grow our loan and lease portfolio. Loans and leases, net of deferred income/costs, totaled $2.97 billion at March 31, 2015 and increased by $35.6 million, or 1.2% from $2.93 billion at December 31, 2014.

•                  We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 2.41% at March 31, 2015, compared to 2.53% at December 31, 2014. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 175.21% at March 31, 2015, compared to 176.14% at December 31, 2014.

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

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The following discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2015.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At March 31, 2015, we had an Allowance of $71.4 million, compared to $74.0 million at December 31, 2014.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of March 31, 2015, this specific reserve represented $0.8 million of the total Allowance, compared to $1.5 million at December 31, 2014.

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

For the purpose of determining general allowance loss factors, loss experience is derived from charge-offs and recoveries. A charge-off occurs when the Company makes the determination that an amount of debt is deemed to be uncollectible. Loans are also charged off when it is probable that a loss has been incurred and it is possible to make a reasonable estimate of the loss. Charge-offs are classified into subsectors according to the underlying loan’s primary geography, loan category, collateral type (if applicable), investment type (if applicable), state/county, and the risk rating of the loan one year prior to the charge-off. A recovery occurs when a loan that is classified as a bad debt was either partially or fully charged off and has been subsequently recovered. Recoveries are classified according to the subsector of the earliest associated charge-off of the loan within the selected look-back period. The cumulative charge-offs are determined by summing all subsector-specific charge-offs that occurred within the selected look-back period and the cumulative recoveries are determined by summing the subsector-specific recoveries for each subsector. Subsector losses are measured by subtracting each subsector’s cumulative recoveries from their respective cumulative charge-offs. Subsector losses are then divided by the subsector loan balance averaged over the look-back period to determine each subsector’s historical loss rate.

From 2010 through 2013, the calculation of subsector loss factors involved a look-back period of eight quarters (for loans secured by real estate by FDIC classifications) or four quarters (for all other loans). The Company’s then rapidly evolving loss experience necessitated the use of shorter loss analysis periods in order to ensure that loss rates would be adequately responsive to changes in loss experience. During that period, the Company considered recent loss data to be more relevant to the current period under analysis and consistent with commentary provided by our primary banking regulator.

As economic conditions continued to improve and stabilize through 2014, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believed this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized through 2014, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period will be weighted to place more emphasis on recent loss experience.

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

In the first quarter of 2015, we increased a qualitative factor applied to our syndicated loan portfolio in consideration of updated proxy information which became available in the quarter.  We continually monitor for updated and refined information sources which will enable us to enhance the quality of our Allowance methodology from time to time.

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

The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of March 31, 2015, this general allowance represented $66.6 million of the total Allowance, compared to $68.5 million at December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, an unallocated estimate of $4.0 million, was based on the Company’s recognition of domestic (U.S. mainland) and international events that pose heightened volatility in the isolated Hawaiian market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on the two key drivers of the Hawaiian economy: tourism and Federal spending.

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

Reserve for Unfunded Loan Commitments

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. As of March 31, 2015 and December 31, 2014, our reserve for unfunded loan commitments totaled $1.7 million.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At March 31, 2015 and December 31, 2014, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At March 31, 2015 and December 31, 2014, this reserve totaled $2.6 million and $2.7 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through March 31, 2015 were approximately $4.7 billion and $4.2 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of March 31, 2015 approximate $62.6 million.

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

Loans repurchased during the three months ended March 31, 2015 totaled approximately $0.2 million. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with the make-whole demands. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]

Three Months Ended March 31, 2015

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	—	—	—	—	1	—	1	—
2006	—	—	—	—	3	—	1	2
2007	—	—	—	—	3	2	—	1
2008	—	—	—	—	—	—	—	—
2009	1	—	—	1	—	—	—	—
2010	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—
2013	1	—	—	1	—	—	—	—
2014	1	—	—	1	—	—	—	—
2015	—	—	—	—	—			—
Total	3	—	—	3	7	2	2	3

[1] Based on repurchase requests received between January 1, 2015 and March 31, 2015.

The reserve for residential mortgage loan repurchase losses of $2.6 million at March 31, 2015 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a $0.1 million decrease from December 31, 2014. The table below shows changes in the repurchase losses liability for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Balance, beginning of period	$2,685	$2,949
Change in estimate	159	455
Utilizations	(221)	(328)
Balance, end of period	$2,623	$3,076

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In the third quarter of 2009, we established a full valuation allowance against our net DTAs. See “- Results of Operations - Income Taxes” below. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios and the expectation of continued profitability, the Company determined that it was more likely than not that our net DTA would be realized. As a result, in the first quarter of 2013, the Company reversed a significant portion of the valuation allowance.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company’s reporting period beginning on January 1, 2016. As of March 31, 2015 and December 31, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments:1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for the Company’s annual reporting period beginning on January 1, 2016. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

Financial Summary

Net income for the first quarter of 2015 was $10.4 million, or $0.29 per diluted share, compared to $9.8 million, or $0.23 per diluted share for the first quarter of 2014.

Total credit costs, which includes the Provision, gains on sales of foreclosed assets, write-downs of foreclosed assets, and the change in the reserve for unfunded commitments, amounted to a credit of $2.7 million in the three months ended March 31, 2015, compared to a credit of $2.1 million in the three months ended March 31, 2014.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which excludes mortgage servicing rights. Average intangible assets were $9.8 million for the three months ended March 31, 2015 and $12.4 million for the comparable prior year period.

	Three Months Ended
	March 31,
	2015	2014

Return on average assets	0.85%	0.82%
Return on average shareholders’ equity	7.32	5.79
Return on average tangible equity	7.45	5.90
Basic earnings per common share	$0.30	$0.23
Diluted earnings per common share	0.29	0.23

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

In its first quarter forecast, the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects stable economic growth will continue in 2015 and beyond. DBEDT projects real personal income to grow by 2.8% and real gross state product to grow by 3.1% in 2015.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.1% in March 2015, compared to 4.6% in March 2014. In addition, Hawaii’s unemployment rate in March 2015 remained below the national seasonally adjusted unemployment rate of 5.5%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be at 3.9% in 2015 while the national unemployment rate is projected to be at 5.4% in 2015.

While the labor market condition continues to improve, visitor arrivals and spending have stabilized. According to the Hawaii Tourism Authority (“HTA”), 1.3 million visitors visited the state in the first two months of 2015. This was a slight increase of 0.8% from the number of visitor arrivals in the first two months of 2014. Total spending by visitors, however, decreased to $2.6 billion in the first two months of 2015, a decrease of $88.3 million, or 3.3%, from the first two months of 2014. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 2.1% and 3.4% in 2015, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume decreased by 4.0% for single-family homes and 1.4% for condominiums for the three months March 31, 2015 compared to the same time period last year. The median sales price for single-family homes on Oahu for the three months ended March 31, 2015 was $676,000, representing an increase of 3.2% from $655,000 in the same prior year period. The median sales price for condominiums on Oahu for the three months ended March 31, 2015 was $363,750, representing an increase of 5.4% from $345,000 in the same prior year period. We believe the Hawaii real estate market will continue to show improvements during the remainder of 2015, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2015 and 2014 is set forth below.

	Three Months Ended March 31,
	2015			2014
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$18,046	0.25%	$11	$11,585	0.24%	$7
Taxable investment securities (1)	1,310,909	2.49	8,159	1,508,213	2.52	9,497
Tax-exempt investment securities (1)	177,606	3.46	1,536	178,005	3.44	1,529
Loans and leases, including loans held for sale (2)	2,955,525	3.90	28,602	2,665,825	4.07	26,883
Federal Home Loan Bank stock	43,809	0.10	11	46,072	0.10	12
Total interest earning assets	4,505,895	3.42	38,319	4,409,700	3.46	37,928
Nonearning assets	383,827			372,155
Total assets	$4,889,722			$4,781,855

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$787,717	0.05%	$95	$735,730	0.05%	$90
Savings and money market deposits	1,248,867	0.07	223	1,218,087	0.07	224
Time deposits under $100,000	237,239	0.38	222	263,479	0.41	267
Time deposits $100,000 and over	836,232	0.16	326	840,595	0.17	363
Short-term borrowings	63,227	0.27	43	25,295	0.28	17
Long-term debt	92,785	2.78	637	92,796	2.78	636
Total interest-bearing liabilities	3,266,067	0.19	1,546	3,175,982	0.20	1,597
Noninterest-bearing deposits	1,013,238			885,568
Other liabilities	42,426			42,479
Total liabilities	4,321,731			4,104,029
Shareholders’ equity	567,991			677,765
Non-controlling interests	—			61
Total equity	567,991			677,826
Total liabilities and equity	$4,889,722			$4,781,855

Net interest income			$36,773			$36,331

Net interest margin		3.28%			3.31%

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $36.8 million for the first quarter of 2015, representing an increase of 1.2% from the prior year period amount of $36.3 million. The current quarter increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets.  Offsetting this increase was a significant decrease in average taxable investment securities balances and a 17 basis point (“bp”) decline in average yields earned on our loans and leases.

Average yields earned on our interest-earning assets during the first quarter of 2015 declined by 4 bp from the same prior year period. Average rates paid on our interest-bearing liabilities declined by 1 bp in the first quarter of 2015 from the same period in 2014.

Interest Income

Taxable-equivalent interest income was $38.3 million for the first quarter of 2015 compared to $37.9 million, an increase of 1.0%, from the comparable quarter in 2014. The increase was primarily attributable to a significant increase in average loans and leases, partially offset by a significant decrease in average taxable investment securities and a significant decrease in average yields earned on our loans and leases. Average loans and leases increased by $289.7 million compared to the first quarter of 2014, accounting for approximately $2.9 million of the current quarter’s increase in interest income. Average yields earned on loans and leases, however, decreased by 17 bp in the current quarter, lowering interest income by approximately $1.1 million. In addition, average taxable investment securities decreased by $197.3 million, resulting in a decrease in interest income of $1.2 million.

Interest Expense

Interest expense for the first quarter of 2015 was $1.5 million compared to $1.6 million, a decrease of 3.2% from the same quarter in the prior year. The decrease was attributable to the 1 bp decline in average rates paid on our interest-bearing liabilities, offset by an increase in average interest-bearing liabilities of $90.1 million.

Net Interest Margin

Our net interest margin was 3.28% for the first quarter of 2015, compared to 3.31% for the first quarter of 2014 and reflects declines of 17 bp and 3 bp in average yields earned on loans and leases and taxable investment securities, respectively.  The contraction in our net interest margin from the first quarter of 2014 is attributable to the prevailing low interest rate environment.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the first quarter of 2015. We continue to expect the target Fed Funds rate to remain low throughout 2015, as longer-term inflation expectations have remained stable.

Provision for Loan and Lease Losses

Our Provision was a credit of $2.7 million during the first quarter of 2015 compared to a credit of $1.3 million in the comparable prior year period. Our net recoveries were $0.1 million during the first quarter of 2015 compared to $0.7 million in the first quarter of 2014.

The credit to the provision for loan and lease losses in the first quarter was primarily attributable to improving trends in credit quality.

Other Operating Income

Total other operating income of $11.2 million for the first quarter of 2015 increased by $1.0 million, or 10.3%, from the comparable prior year period. The increase from the year-ago quarter was primarily due to higher unrealized gains on loans held for sale and interest rate locks of $0.5 million (included in other), higher net gains on sales of residential mortgage loans of $0.4 million, and a partial recovery of a previous counterparty loss on a financing transaction of $0.3 million (included in other).

Other Operating Expense

Total other operating expense for the first quarter of 2015 was $34.0 million and increased by $2.1 million, or 6.5%, from $31.9 million in the comparable prior year period. The increase from the year-ago quarter was primarily attributable to higher amortization of mortgage servicing rights of $0.9 million, higher computer software expenses of $0.7 million, a lower credit to the reserve for unfunded commitments of $0.7 million (included in other), and higher legal and professional services due primarily to an accrual of $0.5 million related to the Selling Shareholders share repurchase. These increases were partially offset by a lower reserve for repurchased residential mortgage loans of $0.3 million and lower salaries and employee benefits of $0.3 million.

Income Taxes

In the first quarter of 2015, the Company recorded income tax expense of $5.8 million compared to $5.5 million in the same prior year period primarily due to an increase in operating income. The effective tax rate for the first quarter of 2015 was 35.7% compared to 36.0% in the first quarter of 2014.

The remaining valuation allowance on our net DTA totaled $2.8 million at March 31, 2015 and December 31, 2014. Net of this valuation allowance, the Company’s net DTA totaled $94.3 million at March 31, 2015 compared to a net DTA of $104.4 million as of December 31, 2014, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2015 of $4.97 billion increased by $112.9 million from $4.85 billion at December 31, 2014.

Investment Securities

Investment securities of $1.55 billion at March 31, 2015 increased by $86.8 million, or 5.9%, from December 31, 2014. No investment securities were sold in the first quarter of 2015.

Loans and Leases

Loans and leases, net of deferred income/costs, of $2.97 billion at March 31, 2015 increased by $35.6 million, or 1.2%, from December 31, 2014. The increase was due to an increase in the commercial and residential mortgage loan portfolios of $36.9 million and $18.0 million, respectively, partially offset by a decrease in the commercial mortgage loan, construction loan, and leases portfolios of $2.0 million, $1.8 million, and $0.3 million, respectively. The net increase in the portfolio also reflect the transfer of three portfolio loans to other real estate totaling $1.4 million and charge-offs of loans and leases totaling $2.8 million.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$13,377	$13,007
Real estate:
Construction	146	310
Mortgage-residential	11,430	13,048
Mortgage-commercial	12,468	12,722
Total nonaccrual loans	37,421	39,087

Other real estate:
Real estate:
Construction	—	747
Mortgage - residential	3,349	2,201
Other real estate	3,349	2,948
Total nonperforming assets	40,770	42,035

Accruing loans delinquent for 90 days or more:
Consumer	5	77
Total accruing loans delinquent for 90 days or more	5	77

Restructured loans still accruing interest:
Commercial, financial and agricultural	350	361
Real estate:
Construction	866	892
Mortgage-residential	17,084	17,845
Mortgage-commercial	1,516	10,405
Total restructured loans still accruing interest	19,816	29,503

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$60,591	$71,615

Total nonaccrual loans as a percentage of loans and leases	1.26%	1.33%

Total nonperforming assets as a percentage of loans and leases and other real estate	1.37%	1.43%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	1.37%	1.43%

Total nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest as a percentage of loans and leases and other real estate	2.04%	2.44%

Year-to-date changes in nonperforming assets:
Balance at December 31, 2014	$42,035
Additions	1,884
Reductions:
Payments	(1,712)
Return to accrual status	(197)
Sales of foreclosed real estate	(949)
Charge-offs and/or writedowns	(291)
Total reductions	(3,149)
Balance at March 31, 2015	$40,770

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $40.8 million at March 31, 2015, compared to $42.0 million at December 31, 2014. There were no nonperforming loans classified as held for sale at March 31, 2015 and December 31, 2014. The decrease in nonperforming assets from December 31, 2014 was attributable to $1.7 million in repayments, $0.9 million in sales of foreclosed properties, $0.3 million in charge-offs of nonaccrual loans and write-downs of other real estate, and $0.2 million in loans restored to accrual status,  partially offset by $1.9 million in gross additions.

Net changes to nonperforming assets by category included a net decrease in Hawaii construction and development assets of $0.9 million, Hawaii residential mortgage assets of $0.5 million, and Hawaii commercial mortgage assets of $0.2 million, partially offset by a net increase in Hawaii commercial and industrial assets of $0.4 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2015 consisted of 33 Hawaii residential mortgage loans with a combined principal balance of $6.6 million, 11 Hawaii commercial mortgage loans to the same borrower with a combined principal balance of $0.9 million, a Hawaii commercial loan of $0.4 million, and a Hawaii construction and development loan of $0.04 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $19.8 million of TDRs still accruing interest at March 31, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$74,040	$83,820

Provision (credit) for loan and lease losses	(2,747)	(1,316)

Charge-offs:
Commercial, financial and agricultural	878	73
Real estate:
Mortgage-residential	14	37
Consumer	1,894	580
Leases	—	8
Total charge-offs	2,786	698

Recoveries:
Commercial, financial and agricultural	568	606
Real estate:
Construction	123	402
Mortgage-residential	1,488	94
Mortgage-commercial	13	13
Consumer	734	239
Leases	—	2
Total recoveries	2,926	1,356

Net recoveries	(140)	(658)

Balance at end of period	$71,433	$83,162

Annualized ratio of net recoveries to average loans and leases	(0.02)%	(0.10)%

Our Allowance at March 31, 2015 totaled $71.4 million compared to $74.0 million at December 31, 2014. The decrease in our Allowance was a direct result of a credit to the Provision of $2.7 million, offset by $0.1 million in net loan recoveries.

Our Allowance as a percentage of total loans and leases decreased from 2.53% at December 31, 2014 to 2.41% at March 31, 2015. Our Allowance as a percentage of nonperforming assets decreased from 176.14% at December 31, 2014 to 175.21% at March 31, 2015.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Deposits

Total deposits of $4.19 billion at March 31, 2015 reflected an increase of $78.3 million, or 1.9%, from total deposits of $4.11 billion at December 31, 2014. The increase was primarily attributable to net increases in time deposits, interest-bearing demand deposits, noninterest-bearing demand deposits, and savings and money market deposits of $46.8 million, $18.3 million, $8.6 million, and $4.7 million, respectively.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.33 billion at March 31, 2015 and increased by $24.0 million from December 31, 2014.

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

Common Stock

Shareholders’ equity totaled $572.9 million at March 31, 2015, compared to $568.0 million at December 31, 2014. The increase in total shareholders’ equity was attributable to net income and other comprehensive income of $17.6 million in the first quarter of 2015, partially offset by the repurchase of 473,829 shares of common stock, at a cost of $9.3 million, under our repurchase program, and cash dividends paid of $4.2 million. During the first quarter we repurchased approximately 1.3% of our common stock outstanding as of December 31, 2014.

Holding Company Capital Resources

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2015, the bank had Statutory Retained Earnings of $124.3 million. On April 22, 2015, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s outstanding common stock, payable on June 15, 2015 to shareholders of record at the close of business on May 29, 2015.

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

On March 26, 2015, the Company, the Selling Shareholders, and the Underwriter entered into the Underwriting Agreement pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million. On April 1, 2015, the transactions were consummated. Since the transactions were consummated on April 1, 2015, they are not reflected in our consolidated financial statements for the quarter ended March 31, 2015. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company accrued $0.5 million of costs recorded in other expenses related to the secondary offering by the Selling Shareholders.

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”). Repurchases under the CPF Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the Underwriting Agreement. In the first quarter of 2015, 473,829 shares of common stock, at an aggregate cost of $9.3 million, were repurchased under this program. A total of $104.2 million remained available for repurchase under the CPF Repurchase Plan at March 31, 2015.

As of March 31, 2015, on a stand-alone basis, CPF had an available cash balance of approximately $21.1 million in order to meet its ongoing obligations.

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

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage, Tier 1 and total risk-based capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in our Form 10-K “Business — Supervision and Regulation.”

In April 2014 the FRB adopted as final its Basel III interim final rule (“Basel III”) intended to improve both the quality and quantity of capital for institutions supervised by the FDIC. Basel III implements a revised definition of regulatory capital, adds a new common equity tier 1 (CET1) risk-based capital requirement, increases the minimum tier 1 capital requirement and amends the methodologies for determining risk-weighted assets. Basel III became effective for the Company on January 1, 2015. A new capital conservation buffer comprised of CET1 will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase when fully phased-in up to 2.5% in 2019.

The Company’s and the bank’s leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2015 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2015:
Leverage capital	$618,880	12.8%	$193,500	4.0%	$241,875	5.0%
Tier 1 risk-based capital	618,880	17.3	214,762	6.0	286,349	8.0
Total risk-based capital	663,669	18.5	286,349	8.0	357,936	10.0
CET1 risk-based capital	528,880	14.8	217,687	4.5	314,437	6.5

At December 31, 2014:
Leverage capital	$562,063	12.0%	$186,922	4.0%	$233,652	5.0%
Tier 1 risk-based capital	562,063	17.0	132,475	4.0	198,712	6.0
Total risk-based capital	603,939	18.2	264,949	8.0	331,187	10.0

Central Pacific Bank
At March 31, 2015:
Leverage capital	$588,238	12.2%	$192,901	4.0%	$241,126	5.0%
Tier 1 risk-based capital	588,238	16.5	213,844	6.0	285,125	8.0
Total risk-based capital	632,789	17.8	285,125	8.0	356,406	10.0
CET1 risk-based capital	$588,238	16.5	217,013	4.5	313,463	6.5

At December 31, 2014:
Leverage capital	$540,276	11.6%	$186,828	4.0%	$233,535	5.0%
Tier 1 risk-based capital	540,276	16.3	132,376	4.0	198,564	6.0
Total risk-based capital	582,068	17.6	264,752	8.0	330,940	10.0

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

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company’s and bank’s financial position.

The bank is a member of and maintained a $965.4 million line of credit with the FHLB as of March 31, 2015. Short-term and long-term borrowings under this arrangement totaled $70.0 million and nil at March 31, 2015, respectively, compared to $38.0 million and nil at December 31, 2014, respectively. FHLB advances outstanding at March 31, 2015 were secured by unencumbered investment securities with a fair value of $0.8 million and certain real estate loans with a carrying value of $1.5 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2015, $895.4 million was undrawn under this arrangement.

At March 31, 2015 and December 31, 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $34.0 million and $33.3 million, respectively. As of March 31, 2015 and December 31, 2014, certain commercial and commercial real estate loans with a carrying value totaling $70.9 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our contractual obligations since December 31, 2014.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2015 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the first quarter of 2015, 473,829 shares of common stock, at an aggregate cost of $9.3 million, were repurchased under this program as described in the table below. A total of $104.2 million remained available for repurchase under the program at March 31, 2015.  Following consummation of the transactions contemplated by the Underwriting Agreement with the Selling Shareholders, an aggregate of $29.2 million remained available for repurchase at April 1, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

January 1-31	473,829	$19.64	473,829	$29,241,189
February 1-28	—	—	—	29,241,189
March 1-31	—	—	—	104,241,189
Total	473,829	$19.64	473,829	$104,241,189

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*                                   Filed herewith.

**                            Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 7, 2015	/s/ John C. Dean
John C. Dean
Chief Executive Officer

Date: May 7, 2015	/s/ Denis K. Isono
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