Form 10-Q
period 2015-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2015-08-03
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of registrant’s common stock, no par value, on July 29, 2015 was 31,359,533 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and due from banks	$66,715	$72,316
Interest-bearing deposits in other banks	14,775	13,691
Investment securities:
Available for sale, at fair value	1,274,312	1,229,018
Held to maturity, at amortized cost (fair value of $259,150 at June 30, 2015 and $235,597 at December 31, 2014)	262,778	238,287
Total investment securities	1,537,090	1,467,305

Loans held for sale	22,917	9,683

Loans and leases	3,006,055	2,932,198
Allowance for loan and lease losses	(66,924)	(74,040)
Net loans and leases	2,939,131	2,858,158

Premises and equipment, net	47,681	49,214
Accrued interest receivable	14,021	13,584
Investment in unconsolidated subsidiaries	6,720	7,246
Other real estate	5,278	2,948
Other intangible assets	27,278	29,697
Bank-owned life insurance	153,015	152,283
Federal Home Loan Bank stock	12,129	43,932
Other assets	121,101	132,930
Total assets	$4,967,851	$4,852,987

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,080,428	$1,034,146
Interest-bearing demand	807,851	788,272
Savings and money market	1,261,180	1,242,598
Time	1,032,863	1,045,284
Total deposits	4,182,322	4,110,300

Short-term borrowings	157,000	38,000
Long-term debt	92,785	92,785
Other liabilities	46,897	43,861
Total liabilities	4,479,004	4,284,946

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding none at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 31,501,633 and 35,233,674 shares at June 30, 2015 and December 31, 2014, respectively	552,527	642,205
Surplus	79,373	79,716
Accumulated deficit	(142,267)	(157,039)
Accumulated other comprehensive income (loss)	(786)	3,159
Total equity	488,847	568,041
Total liabilities and equity	$4,967,851	$4,852,987

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014

Interest income:
Interest and fees on loans and leases	$29,572	$28,040	$58,174	$54,923
Interest and dividends on investment securities:
Taxable interest	8,277	8,476	16,427	17,972
Tax-exempt interest	1,010	1,000	2,008	1,994
Dividends	8	1	17	2
Interest on deposits in other banks	11	8	22	15
Dividends on Federal Home Loan Bank stock	18	11	29	23
Total interest income	38,896	37,536	76,677	74,929

Interest expense:
Interest on deposits:
Demand	99	91	194	181
Savings and money market	225	223	448	447
Time	549	621	1,097	1,251
Interest on short-term borrowings	79	55	122	72
Interest on long-term debt	650	640	1,287	1,276
Total interest expense	1,602	1,630	3,148	3,227

Net interest income	37,294	35,906	73,529	71,702
Provision (credit) for loan and lease losses	(7,319)	1,995	(10,066)	679
Net interest income after credit for loan and lease losses	44,613	33,911	83,595	71,023

Other operating income:
Service charges on deposit accounts	1,915	1,989	3,883	3,982
Loan servicing fees	1,427	1,448	2,850	2,892
Other service charges and fees	2,781	3,083	5,886	6,026
Income from fiduciary activities	830	828	1,664	1,890
Equity in earnings of unconsolidated subsidiaries	229	359	325	411
Fees on foreign exchange	98	119	226	233
Investment securities gains (losses)	(1,866)	240	(1,866)	240
Income from bank-owned life insurance	461	766	1,135	1,436
Loan placement fees	225	178	372	321
Net gain on sales of residential loans	1,630	1,227	3,224	2,466
Net gain on sales of foreclosed assets	94	582	127	744
Other	300	1,185	1,488	1,507
Total other operating income	8,124	12,004	19,314	22,148

Other operating expense:
Salaries and employee benefits	15,176	16,550	32,341	33,984
Net occupancy	3,403	3,734	6,904	7,324
Equipment	933	945	1,842	1,741
Amortization of other intangible assets	1,559	1,318	3,664	2,558
Communication expense	942	874	1,766	1,768
Legal and professional services	1,642	2,228	3,861	4,040
Computer software expense	2,382	1,575	4,478	2,933
Advertising expense	449	678	1,084	1,364
Foreclosed asset expense	257	(17)	329	88
Other	5,715	5,003	10,207	9,018
Total other operating expense	32,458	32,888	66,476	64,818

Income before income taxes	20,279	13,027	36,433	28,353
Income tax expense	7,944	3,877	13,703	9,395
Net income	$12,335	$9,150	$22,730	$18,958

Per common share data:
Basic earnings per share	$0.39	$0.25	$0.69	$0.49
Diluted earnings per share	0.39	0.25	0.68	0.48
Cash dividends declared	0.12	0.08	0.24	0.16

Shares used in computation:
Basic shares	31,525	36,117	33,167	39,000
Diluted shares	31,953	36,656	33,588	39,405

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Net income	$12,335	$9,150	$22,730	$18,958
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	(11,370)	10,310	(4,461)	19,886
Minimum pension liability adjustment	256	190	516	377
Other comprehensive income (loss), net of tax	(11,114)	10,500	(3,945)	20,263
Comprehensive income	$1,221	$19,650	$18,785	$39,221

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

						Accumulated
	Common					Other	Non-
	Shares	Preferred	Common		Accumulated	Comprehensive	Controlling
	Outstanding	Stock	Stock	Surplus	Deficit	Income (Loss)	Interests	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	22,730	—	—	22,730
Other comprehensive income	—	—	—	—	—	(3,945)	—	(3,945)
Cash dividends ($0.24 per share)	—	—	—	—	(7,958)	—	—	(7,958)
8,159 net shares of common stock sold by directors’ deferred compensation plan	—	—	(154)	—	—	—	—	(154)
3,950,781 shares of common stock repurchased and other related costs	(3,950,781)	—	(89,524)	—	—	—	—	(89,524)
Share-based compensation	218,740	—	—	(343)	—	—	—	(343)
Balance at June 30, 2015	31,501,633	$—	$552,527	$79,373	$(142,267)	$(786)	$—	$488,847

Balance at December 31, 2013	42,107,633	$—	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	—	—	—	—	18,958	—	—	18,958
Other comprehensive income	—	—	—	—	—	20,263	—	20,263
Cash dividends ($0.16 per share)	—	—	—	—	(6,251)	—	—	(6,251)
1,118 net shares of common stock sold by directors’ deferred compensation plan	—	—	(11)	—	—	—	—	(11)
6,369,266 shares of common stock repurchased and other related costs	(6,369,266)	—	(129,391)	—	—	—	—	(129,391)
Share-based compensation	162,713	—	74	813	—	—	—	887
Non-controlling interests	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2014	35,901,080	$—	$655,219	$76,311	$(171,380)	$4,418	$—	$564,568

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$22,730	$18,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(10,066)	679
Depreciation and amortization	2,954	2,909
Write down of other real estate, net of gain on sale	140	(457)
Amortization of other intangible assets	3,664	2,558
Net amortization of investment securities	4,584	4,160
Share-based compensation	(343)	813
Net (gain) loss on investment securities	1,866	(240)
Net gain on sales of residential loans	(3,224)	(2,466)
Proceeds from sales of loans held for sale	201,059	177,204
Originations of loans held for sale	(211,071)	(170,832)
Equity in earnings of unconsolidated subsidiaries	(325)	(411)
Increase in cash surrender value of bank-owned life insurance	(1,455)	(1,638)
Deferred income taxes	12,853	9,438
Net change in other assets and liabilities	4,206	(5,119)
Net cash provided by operating activities	27,572	35,556

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	81,536	66,804
Proceeds from sales of investment securities available for sale	117,496	162,470
Purchases of investment securities available for sale	(257,793)	(18,989)
Proceeds from maturities of and calls on investment securities held to maturity	12,159	7,098
Purchases of investment securities held to maturity	(37,043)	(2,443)
Net loan originations	(54,491)	(143,303)
Purchase of loan portfolio	(28,109)	(22,690)
Proceeds from sales of loans originated for investment	6,658	—
Proceeds from sale of other real estate	2,567	1,884
Proceeds from bank-owned life insurance	723	—
Purchases of premises and equipment	(1,421)	(2,573)
Net return of capital from unconsolidated subsidiaries	286	862
Net proceeds from redemption of FHLB stock	31,803	1,182
Net cash provided by (used in) investing activities	(125,629)	50,302

Cash flows from financing activities:
Net increase in deposits	72,022	66,405
Repayments of long-term debt	—	(9)
Net increase in short-term borrowings	119,000	20,985
Cash dividends paid on common stock	(7,958)	(6,251)
Repurchases of common stock and other related costs	(89,524)	(129,391)
Net proceeds from issuance of common stock and stock option exercises	—	74
Net cash provided by (used in) financing activities	93,540	(48,187)

Net increase (decrease) in cash and cash equivalents	(4,517)	37,671
Cash and cash equivalents at beginning of period	86,007	49,348
Cash and cash equivalents at end of period	$81,490	$87,019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,239	$3,283
Income taxes	880	—
Cash received during the period for:
Income taxes	—	79
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$154	$11
Net reclassification of loans to other real estate	5,037	1,511
Net transfer of loans to loans held for sale	6,648	—

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments — Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” The provisions of ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company did not elect the use of the proportional amortization method of ASU 2014-01 on January 1, 2015, which has no material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The provisions of ASU 2014-04 provide guidance on when an in substance repossession or foreclosure occurs, which is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Additionally, the amendments in this update require interim and annual disclosure of both: 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted the prospective transition method of ASU 2014-04 on January 1, 2015, and the adoption did not have a material impact on our consolidated financial statements.

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
	(Dollars in thousands)
At June 30, 2015:
Held to Maturity:
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	$166,200	$111	$(3,081)	$163,230
Commercial - U.S. Government sponsored entities	96,578	—	(658)	95,920
Total	$262,778	$111	$(3,739)	$259,150

Available for Sale:
Debt securities:
States and political subdivisions	$188,899	$2,169	$(2,811)	$188,257
Corporate securities	98,454	1,262	(154)	99,562
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	776,223	7,559	(5,715)	778,067
Residential - Non-government agencies	69,603	1,273	(519)	70,357
Commercial - Non-government agencies	135,535	2,566	(950)	137,151
Other	817	101	—	918
Total	$1,269,531	$14,930	$(10,149)	$1,274,312

At December 31, 2014:
Held to Maturity:
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	$140,741	$196	$(2,150)	$138,787
Commercial - U.S. Government sponsored entities	97,546	—	(736)	96,810
Total	$238,287	$196	$(2,886)	$235,597

Available for Sale:
Debt securities:
States and political subdivisions	$191,280	$2,054	$(1,689)	$191,645
Corporate securities	99,237	1,492	(125)	100,604
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	744,527	11,064	(4,033)	751,558
Residential - Non-government agencies	45,275	1,510	(92)	46,693
Commercial - Non-government agencies	135,630	2,946	(935)	137,641
Other	757	120	—	877
Total	$1,216,706	$19,186	$(6,874)	$1,229,018

The amortized cost and estimated fair value of investment securities at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held to Maturity
Mortage-backed securities:
Residential - U.S. Government sponsored entities	$166,200	$163,230
Commercial - U.S. Government sponsored entities	96,578	95,920
Total	$262,778	$259,150

Available for Sale
Due in one year or less	$2,567	$2,660
Due after one year through five years	76,206	77,321
Due after five years through ten years	96,501	96,678
Due after ten years	112,079	111,160
Mortage-backed securities:
Residential - U.S. Government sponsored entities	776,223	778,067
Residential - Non-government agencies	69,603	70,357
Commercial - Non-government agencies	135,535	137,151
Other	817	918
Total	$1,269,531	$1,274,312

During the three months ended June 30, 2015, we sold certain available for sale investment securities for gross proceeds of $117.5 million. Gross realized losses on the sales of the available for sale investment securities were $1.9 million during the three months ended June 30, 2015. We did not sell any available for sale securities during the first quarter of 2015. The specific identification method was used as the basis for determining the cost of all securities sold.

During the three months ended June 30, 2014, we sold certain available for sale investment securities for gross proceeds of $162.5 million. Gross realized gains and losses on the sales of the available for sale investment securities were $0.9 million and $0.7 million, respectively, during the three months ended June 30, 2014. We did not sell any available for sale securities during the first quarter of 2014. The specific identification method was used as the basis for determining the cost of all securities sold.

Investment securities of $959.0 million and $900.5 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

Provided below is a summary of the 216 and 195 investment securities which were in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
At June 30, 2015:
Debt securities:
States and political subdivisions	$66,678	$(1,558)	$22,780	$(1,253)	$89,458	$(2,811)
Corporate securities	26,349	(154)	—	—	26,349	(154)
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	464,847	(6,464)	87,126	(2,332)	551,973	(8,796)
Residential - Non-government agencies	30,478	(519)	—	—	30,478	(519)
Commercial - U.S. Government sponsored entities	95,920	(658)	—	—	95,920	(658)
Commercial - Non-government agencies	57,620	(794)	4,653	(156)	62,273	(950)
Total temporarily impaired securities	$741,892	$(10,147)	$114,559	$(3,741)	$856,451	$(13,888)

At December 31, 2014:
Debt securities:
States and political subdivisions	$23,591	$(145)	$68,622	$(1,544)	$92,213	$(1,689)
Corporate securities	23,938	(125)	—	—	23,938	(125)
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	107,755	(487)	318,571	(5,696)	426,326	(6,183)
Residential - Non-government agencies	15,895	(92)	—	—	15,895	(92)
Commercial - U.S. Government sponsored entities	11,455	(34)	85,355	(702)	96,810	(736)
Commercial - Non-government agencies	4,962	(8)	47,539	(927)	52,501	(935)
Total temporarily impaired securities	$187,596	$(891)	$520,087	$(8,869)	$707,683	$(9,760)

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

4.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Commercial, financial and agricultural	$499,078	$463,070
Real estate:
Construction	83,833	115,023
Mortgage - residential	1,349,594	1,280,089
Mortgage - commercial	695,995	704,099
Consumer	373,588	365,662
Leases	2,589	3,140
	3,004,677	2,931,083
Net deferred costs	1,378	1,115
Total loans and leases	$3,006,055	$2,932,198

During the six months ended June 30, 2015, we transferred the collateral in six portfolio loans with a carrying value of $1.6 million to other real estate and two portfolio loans to a single borrower with a carrying value of $6.6 million to the held-for-sale category. In June 2015, we purchased participation interest in auto loans totaling $28.1 million, which included a $1.0 million premium over the $27.1 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 79 months. No portfolio loans were sold during the six months ended June 30, 2015.

During the six months ended June 30, 2014, we transferred three loans with a carrying value of $1.5 million to other real estate. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold during the six months ended June 30, 2014. In May 2014, we purchased participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 71 months. In May 2014, we also purchased participation interest in student loans totaling $11.5 million, which represented the outstanding balance at the time of purchase. At the time of purchase, the student loans had a weighted average remaining term of 123 months.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of June 30, 2015 and December 31, 2014:

	Commercial,	Real Estate
	Financial & Agricultural	Construction	Mortgage -Residential	Mortgage -Commercial	Consumer	Leases	Total
	(Dollars in thousands)
June 30, 2015
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$58	$—	$—	$—	$—	$—	$58
Collectively evaluated for impairment	7,511	10,670	17,846	20,008	7,330	1	63,366
	7,569	10,670	17,846	20,008	7,330	1	63,424
Unallocated							3,500
Total ending balance	$7,569	$10,670	$17,846	$20,008	$7,330	$1	$66,924

Loans and leases:
Individually evaluated for impairment	$3,513	$4,474	$26,654	$14,850	$—	$—	$49,491
Collectively evaluated for impairment	495,565	79,359	1,322,940	681,145	373,588	2,589	2,955,186
	499,078	83,833	1,349,594	695,995	373,588	2,589	3,004,677
Net deferred costs (income)	523	(278)	2,368	(802)	(433)	—	1,378
Total ending balance	$499,601	$83,555	$1,351,962	$695,193	$373,155	$2,589	$3,006,055

December 31, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Collectively evaluated for impairment	7,421	14,969	17,927	20,869	7,314	7	68,507
	8,954	14,969	17,927	20,869	7,314	7	70,040
Unallocated							4,000
Total ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$74,040

Loans and leases:
Individually evaluated for impairment	$13,369	$4,888	$30,893	$23,126	$—	$—	$72,276
Collectively evaluated for impairment	449,701	110,135	1,249,196	680,973	365,662	3,140	2,858,807
	463,070	115,023	1,280,089	704,099	365,662	3,140	2,931,083
Net deferred costs (income)	693	(469)	2,235	(826)	(518)	—	1,115
Total ending balance	$463,763	$114,554	$1,282,324	$703,273	$365,144	$3,140	$2,932,198

The following table presents by class, impaired loans as of June 30, 2015 and December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
June 30, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,303	$1,192	$—
Real estate:
Construction	10,820	4,474	—
Mortgage - residential	28,967	26,654	—
Mortgage - commercial	17,967	14,850	—
Total impaired loans with no related allowance recorded	59,057	47,170	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	3,789	2,321	58
Total impaired loans with an allowance recorded	3,789	2,321	58
Total	$62,846	$49,491	$58

December 31, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$738	$738	$—
Real estate:
Construction	11,275	4,888	—
Mortgage - residential	34,131	30,893	—
Mortgage - commercial	30,249	23,126	—
Total impaired loans with no related allowance recorded	76,393	59,645	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	16,630	12,631	1,533
Total impaired loans with an allowance recorded	16,630	12,631	1,533
Total	$93,023	$72,276	$1,533

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial & agricultural	$6,911	$5	$17,300	$6	$10,278	$10	$12,858	$11
Real estate:
Construction	4,518	26	5,225	44	4,608	112	6,024	76
Mortgage - residential	27,312	(7)	33,419	274	28,134	(6)	34,913	437
Mortgage - commercial	16,438	175	16,201	76	19,595	339	16,123	115
Total	$55,179	$199	$72,145	$400	$62,615	$455	$69,918	$639

The Company had $3.0 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2015.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of June 30, 2015 and December 31, 2014:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
June 30, 2015
Commercial, financial & agricultural	$128	$52	$—	$3,175	$3,355	$496,246	$499,601
Real estate:
Construction	—	—	—	133	133	83,422	83,555
Mortgage - residential	724	183	—	10,032	10,939	1,341,023	1,351,962
Mortgage - commercial	—	—	—	13,490	13,490	681,703	695,193
Consumer	1,236	431	45	—	1,712	371,443	373,155
Leases	—	—	—	—	—	2,589	2,589
Total	$2,088	$666	$45	$26,830	$29,629	$2,976,426	$3,006,055

December 31, 2014
Commercial, financial & agricultural	$183	$85	$—	$13,007	$13,275	$450,488	$463,763
Real estate:
Construction	—	—	—	310	310	114,244	114,554
Mortgage - residential	3,078	379	—	13,048	16,505	1,265,819	1,282,324
Mortgage - commercial	68	—	—	12,722	12,790	690,483	703,273
Consumer	1,500	417	77	—	1,994	363,150	365,144
Leases	—	—	—	—	—	3,140	3,140
Total	$4,829	$881	$77	$39,087	$44,874	$2,887,324	$2,932,198

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2015 consisted of 30 Hawaii residential mortgage loans with a combined principal balance of $6.1 million, a Hawaii commercial mortgage loan of $1.0 million, two Hawaii commercial loans with a combined principal balance of $0.9 million, and a Hawaii construction loan of $34 thousand. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $19.0 million of TDRs still accruing interest at June 30, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the “Provision”) and the Allowance during the three and six months ended June 30, 2015.

The following table presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2015 and 2014. No loans were modified in a TDR during the three months ended June 30, 2014.

	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
	(Dollars in thousands)
Three Months Ended June 30, 2015
Commercial, financial & agricultural	1	$535	$—

Six Months Ended June 30, 2015
Commercial, financial & agricultural	1	$535	$—
Real estate mortgage - residential	1	964	—
Total	2	$1,499	$—

Six Months Ended June 30, 2014
Real estate mortgage - residential	9	$600	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2015 and 2014.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
June 30, 2015
Commercial, financial & agricultural	$487,885	$4,855	$6,338	$499,078	$523	$499,601
Real estate:
Construction	81,221	1,640	972	83,833	(278)	83,555
Mortgage - residential	1,339,067	—	10,527	1,349,594	2,368	1,351,962
Mortgage - commercial	668,926	4,047	23,022	695,995	(802)	695,193
Consumer	373,543	—	45	373,588	(433)	373,155
Leases	2,589	—	—	2,589	—	2,589
Total	$2,953,231	$10,542	$40,904	$3,004,677	$1,378	$3,006,055

December 31, 2014
Commercial, financial & agricultural	$432,892	$14,655	$15,523	$463,070	$693	$463,763
Real estate:
Construction	111,370	—	3,653	115,023	(469)	114,554
Mortgage - residential	1,265,470	352	14,267	1,280,089	2,235	1,282,324
Mortgage - commercial	660,492	10,498	33,109	704,099	(826)	703,273
Consumer	365,332	294	36	365,662	(518)	365,144
Leases	3,140	—	—	3,140	—	3,140
Total	$2,838,696	$25,799	$66,588	$2,931,083	$1,115	$2,932,198

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2015 and December 31, 2014, we did not have any loans that we considered to be subprime.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial &		Mortgage -	Mortgage -
	Agricultural	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2015
Beginning balance	$8,791	$14,305	$17,057	$20,161	$7,119	$—	$4,000	$71,433
Provision (credit) for loan and lease losses	(498)	(4,099)	442	(3,715)	1,050	1	(500)	(7,319)
	8,293	10,206	17,499	16,446	8,169	1	3,500	64,114
Charge-offs	4,003	—	50	—	1,214	—	—	5,267
Recoveries	3,279	464	397	3,562	375	—	—	8,077
Net charge-offs (recoveries)	724	(464)	(347)	(3,562)	839	—	—	(2,810)
Ending balance	$7,569	$10,670	$17,846	$20,008	$7,330	$1	$3,500	$66,924

Three Months Ended June 30, 2014
Beginning balance	$12,786	$14,940	$17,812	$25,925	$5,687	$12	$6,000	$83,162
Provision (credit) for loan and lease losses	405	243	959	988	1,402	(2)	(2,000)	1,995
	13,191	15,183	18,771	26,913	7,089	10	4,000	85,157
Charge-offs	1,482	—	102	1,041	671	—	—	3,296
Recoveries	546	342	529	13	305	3	—	1,738
Net charge-offs (recoveries)	936	(342)	(427)	1,028	366	(3)	—	1,558
Ending balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$4,000	$83,599

Six Months Ended June 30, 2015
Beginning balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(324)	(4,886)	(1,902)	(4,436)	1,988	(6)	(500)	(10,066)
	8,630	10,083	16,025	16,433	9,302	1	3,500	63,974
Charge-offs	4,934	—	64	—	3,055	—	—	8,053
Recoveries	3,873	587	1,885	3,575	1,083	—	—	11,003
Net charge-offs (recoveries)	1,061	(587)	(1,821)	(3,575)	1,972	—	—	(2,950)
Ending balance	$7,569	$10,670	$17,846	$20,008	$7,330	$1	$3,500	$66,924

Six Months Ended June 30, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan and lease losses	(538)	12,007	(6,558)	(3,047)	854	(39)	(2,000)	679
	12,658	14,781	18,714	26,900	7,430	16	4,000	84,499
Charge-offs	1,555	—	139	1,041	1,251	8	—	3,994
Recoveries	1,152	744	623	26	544	5	—	3,094
Net charge-offs (recoveries)	403	(744)	(484)	1,015	707	3	—	900
Ending balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$4,000	$83,599

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provisions were credits of $7.3 million and $10.1 million in the three and six months ended June 30, 2015, respectively, compared to Provisions of $2.0 million and $0.7 million in the three and six months ended June 30, 2014, respectively.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $3.0 million and $3.5 million at June 30, 2015 and December 31, 2014, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.3 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2015 and December 31, 2014, respectively.

7.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company’s investments in unconsolidated subsidiaries were as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Investments in low income housing tax credit partnerships	$3,216	$3,781
Trust preferred investments	2,792	2,792
Investments in affiliates	596	557
Other	116	116
	$6,720	$7,246

Investments in low income housing tax credit (“LIHTC”) partnerships are accounted for using the cost method. For the three and six months ended June 30, 2015, the Company recognized amortization expense in pre-tax income of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2014, the Company recognized amortization expense in pre-tax income of $0.4 million and $0.8 million, respectively.

For the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.6 million in tax credits associated with our investments in LIHTC partnerships, respectively. For the three months ended June 30, 2014, the Company recognized $0.9 million in tax credits associated with our investments in LIHTC partnerships. The Company did not recognize any tax credits associated with our investments in LIHTC partnerships during the three months ended March 31, 2014.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the six months ended June 30, 2015:

	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

Balance, beginning of period	$10,029	$19,668	$29,697
Additions	—	1,245	1,245
Amortization	(1,337)	(2,327)	(3,664)
Balance, end of period	$8,692	$18,586	$27,278

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively, compared to $0.5 million and $0.9 million for the comparable prior year periods. Amortization of mortgage servicing rights was $0.9 million and $2.3 million for the three and six months ended June 30, 2015, respectively, compared to $0.6 million and $1.2 million for the comparable prior year periods.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)

Fair market value, beginning of period	$19,975	$21,399
Fair market value, end of period	19,202	20,341
Weighted average discount rate	9.5%	8.0%
Weighted average prepayment speed assumption	13.8	15.1

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Dollars in thousands)

Core deposit premium	$44,642	$(35,950)	$8,692	$44,642	$(34,613)	$10,029
Mortgage servicing rights	56,194	(37,608)	18,586	56,687	(37,019)	19,668
	$100,836	$(73,558)	$27,278	$101,329	$(71,632)	$29,697

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2015, estimated amortization expense for the remainder of fiscal year 2015, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core	Mortgage
	Deposit	Servicing
	Premium	Rights	Total
	(Dollars in thousands)

2015 (remainder)	$1,337	$1,482	$2,819
2016	2,674	2,322	4,996
2017	2,674	1,646	4,320
2018	2,007	1,157	3,164
2019	—	778	778
2020	—	434	434
Thereafter	—	10,767	10,767
	$8,692	$18,586	$27,278

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2015, we were a party to interest rate lock and forward sale commitments on $34.0 million and $33.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2015	Fair Value at December 31, 2014	Fair Value at June 30, 2015	Fair Value at December 31, 2014
		(Dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$906	$504	$256	$122

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		(Dollars in thousands)
Three Months Ended June 30, 2015
Interest rate contracts	Other operating income	$(198)

Three Months Ended June 30, 2014
Interest rate contracts	Other operating income	413

Six Months Ended June 30, 2015
Interest rate contracts	Other operating income	268

Six Months Ended June 30, 2014
Interest rate contracts	Other operating income	353

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the  Federal Home Loan Bank of Des Moines on June 1, 2015.  We are now a member of the Federal Home Loan Bank of Des Moines (the “FHLB”) and maintained a $1.2 billion line of credit as of June 30, 2015. Short-term borrowings under this arrangement totaled $157.0 million at June 30, 2015, compared to $38.0 million at December 31, 2014.  There were no long-term borrowings under this arrangement at June 30, 2015 and December 31, 2014. FHLB advances outstanding at June 30, 2015 were secured by unencumbered investment securities with a fair value of $0.7 million and certain real estate loans with a carrying value of $1.6 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2015, $1.0 billion was undrawn under this arrangement.

At June 30, 2015 and December 31, 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $27.5 million and $33.3 million, respectively. As of June 30, 2015 and December 31, 2014, certain commercial and commercial real estate loans with a carrying value totaling $54.3 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2015, the bank had Statutory Retained Earnings of $58.7 million.

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

On March 26, 2015, the Company, Carlyle and Anchorage (together the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “March 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million, excluding fees and expenses. The transactions were consummated on April 1, 2015. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company incurred $0.4 million in costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

On June 4, 2015, the Company, the Selling Shareholders, and the Underwriter entered into another secondary offering underwriting agreement (the “June 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 1,500,000 shares for a total of 3,000,000 shares of CPF common stock, no par value per share, to the Underwriter at a price of $22.15 per common share for a total of approximately $66.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. In the second quarter of 2015, the Company accrued $0.3 million of costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders.

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

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. In the six months ended June 30, 2015, an additional 3,950,781 shares of common stock, at a cost of $89.3 million, excluding fees and expenses, were repurchased under this program. A total of $24.2 million remained available for repurchase under the CPF Repurchase Plan at June 30, 2015.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2015	715,460	$15.77
Changes during the period:
Granted	137,878	18.67
Vested	(336,417)	15.19
Forfeited	(44,210)	16.25
Nonvested at June 30, 2015	472,711	16.98

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2015 and 2014, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Three Months Ended June 30, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(20,752)	$(8,259)	$(12,493)
Less: Reclassification adjustment for losses realized in net income	1,866	743	1,123
Net unrealized losses on investment securities	(18,886)	(7,516)	(11,370)

Defined benefit plans:
Amortization of net actuarial losses	421	170	251
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	430	174	256

Other comprehensive loss	$(18,456)	$(7,342)	$(11,114)

Three Months Ended June 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$17,251	$6,797	$10,454
Less: Reclassification adjustment for losses realized in net income	(240)	(96)	(144)
Net unrealized gains on investment securities	17,011	6,701	10,310

Defined benefit plans:
Amortization of net actuarial losses	305	120	185
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	314	124	190

Other comprehensive income	$17,325	$6,825	$10,500

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Six Months Ended June 30, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(9,276)	$(3,692)	$(5,584)
Less: Reclassification adjustment for losses realized in net income	1,866	743	1,123
Net unrealized losses on investment securities	(7,410)	(2,949)	(4,461)

Defined benefit plans:
Amortization of net actuarial losses	841	335	506
Amortization of net transition obligation	8	4	4
Amortization of prior service cost	10	4	6
Defined benefit plans, net	859	343	516

Other comprehensive loss	$(6,551)	$(2,606)	$(3,945)

Six Months Ended June 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$33,195	$13,165	$20,030
Less: Reclassification adjustment for losses realized in net income	(240)	(96)	(144)
Net unrealized gains on investment securities	32,955	13,069	19,886

Defined benefit plans:
Amortization of net actuarial losses	610	243	367
Amortization of net transition obligation	8	4	4
Amortization of prior service cost	10	4	6
Defined benefit plans, net	628	251	377

Other comprehensive income	$33,583	$13,320	$20,263

The following table presents the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2015 and 2014:

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Three Months Ended June 30, 2015
Balance at beginning of period	$20,495	$(10,167)	$10,328

Other comprehensive loss before reclassifications	(12,493)	—	(12,493)
Amounts reclassified from AOCI	1,123	256	1,379
Total other comprehensive income (loss)	(11,370)	256	(11,114)

Balance at end of period	$9,125	$(9,911)	$(786)

Three Months Ended June 30, 2014
Balance at beginning of period	$451	$(6,533)	$(6,082)

Other comprehensive income before reclassifications	10,454	—	10,454
Amounts reclassified from AOCI	(144)	190	46
Total other comprehensive income	10,310	190	10,500

Balance at end of period	$10,761	$(6,343)	$4,418

Six Months Ended June 30, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive loss before reclassifications	(5,584)	—	(5,584)
Amounts reclassified from AOCI	1,123	516	1,639
Total other comprehensive income (loss)	(4,461)	516	(3,945)

Balance at end of period	$9,125	$(9,911)	$(786)

Six Months Ended June 30, 2014
Balance at beginning of period	$(9,125)	$(6,720)	$(15,845)

Other comprehensive income before reclassifications	20,030	—	20,030
Amounts reclassified from AOCI	(144)	377	233
Total other comprehensive income	19,886	377	20,263

Balance at end of period	$10,761	$(6,343)	$4,418

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2015 and 2014:

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended June 30,		Statement Where Net
Details about AOCI Components	2015	2014	Income is Presented
	(Dollars in thousands)

Sale of investment securities available for sale	$(1,866)	$240	Investment securities gains (losses)
	743	(96)	Tax benefit
	$(1,123)	$144	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(421)	$(305)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(430)	(314)	Total before tax
	174	124	Tax benefit
	$(256)	$(190)	Net of tax

Total reclassifications for the period	$(1,379)	$(46)	Net of tax

	Six Months Ended June 30,
	2015	2014

Sale of investment securities available for sale	$(1,866)	$240	Investment securities gains (losses)
	743	(96)	Tax benefit
	$(1,123)	$144	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(841)	$(610)	(1)
Net transition obligation	(8)	(8)	(1)
Prior service cost	(10)	(10)	(1)
	(859)	(628)	Total before tax
	343	251	Tax benefit
	$(516)	$(377)	Net of tax

Total reclassifications for the period	$(1,639)	$(233)	Net of tax

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

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

Interest cost	$348	$366	$696	$732
Expected return on assets	(472)	(524)	(944)	(1,048)
Amortization of net actuarial losses	393	304	786	608
Net periodic cost	$269	$146	$538	$292

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain (current and former) officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Interest cost	$110	$113	$220	$226
Amortization of net transition obligation	4	4	8	8
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial losses	28	1	55	2
Net periodic cost	$147	$123	$293	$246

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

At June 30, 2015, the Company had net operating loss carryforwards for Federal income tax purposes of $97.3 million, that are available to offset future Federal taxable income, if any, through 2030. At June 30, 2015, the Company had net operating loss carryforwards for Hawaii and California state income tax purposes of $56.9 million and $39.3 million, respectively, which are available to offset future state taxable income, if any, through 2030. In addition, the Company has state tax credit carryforwards of $14.9 million that do not expire, and federal tax credit carryforwards of $17.3 million, of which $14.0 million will expire within 20 years, and $3.3 million will not expire.

Income tax expense for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Computed “expected” tax expense	$7,097	$4,560	$12,751	$9,924
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(357)	(354)	(709)	(705)
Other tax-exempt income	(161)	(267)	(397)	(502)
Income tax credits	(313)	(675)	(640)	(870)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	1,526	573	2,265	1,173
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	1	(3)	19	132
Other	151	43	414	243
Total	$7,944	$3,877	$13,703	$9,395

16.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net income	$12,335	$9,150	$22,730	$18,958

Weighted average shares outstanding - basic	31,525	36,117	33,167	39,000
Dilutive effect of employee stock options and awards	428	539	421	405
Weighted average shares outstanding - diluted	31,953	36,656	33,588	39,405

Basic earnings per share	$0.39	$0.25	$0.69	$0.49
Diluted earnings per share	$0.39	$0.25	$0.68	$0.48

A total of 12,996 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2015, as their effect was antidilutive, compared to 22,864 for the three and six months ended June 30, 2014.

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

			Fair Value Measurement Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2015
Financial assets
Cash and due from banks	$66,715	$66,715	$66,715	$—	$—
Interest-bearing deposits in other banks	14,775	14,775	14,775	—	—
Investment securities	1,537,090	1,533,462	918	1,519,916	12,628
Loans held for sale	22,917	22,917	—	—	22,917
Net loans and leases	2,939,131	2,885,053	—	49,433	2,835,620
Accrued interest receivable	14,021	14,021	14,021	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,080,428	1,080,428	1,080,428	—	—
Interest-bearing demand and savings deposits	2,069,031	2,069,031	2,069,031	—	—
Time deposits	1,032,863	1,034,242	—	—	1,034,242
Short-term debt	157,000	157,000	—	157,000	—
Long-term debt	92,785	69,035	—	69,035	—
Accrued interest payable (included in other liabilities)	927	927	927	—	—

Off-balance sheet financial instruments
Commitments to extend credit	740,072	3,700	—	3,700	—
Standby letters of credit and financial guarantees written	16,061	120	—	120	—
Interest rate options	34,007	360	—	360	—
Forward interest rate contracts	33,531	290	—	290	—

December 31, 2014
Financial assets
Cash and due from banks	$72,316	$72,316	$72,316	$—	$—
Interest-bearing deposits in other banks	13,691	13,691	13,691	—	—
Investment securities	1,467,305	1,464,615	877	1,450,643	13,095
Loans held for sale	9,683	9,683	—	—	9,683
Net loans and leases	2,858,158	2,752,420	—	70,743	2,681,677
Accrued interest receivable	13,584	13,584	13,584	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,034,146	1,034,146	1,034,146	—	—
Interest-bearing demand and savings deposits	2,030,870	2,030,870	2,030,870	—	—
Time deposits	1,045,284	1,047,322	—	—	1,047,322
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	92,785	42,454	—	42,454	—
Accrued interest payable (included in other liabilities)	1,018	1,018	1,018	—	—

Off-balance sheet financial instruments
Commitments to extend credit	720,255	3,601	—	3,601	—
Standby letters of credit and financial guarantees written	18,797	141	—	141	—
Interest rate options	44,266	444	—	444	—
Forward interest rate contracts	23,919	(62)	—	(62)	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2015.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

		Fair Value at Reporting Date Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$188,257	$—	$175,629	$12,628
Corporate securities	99,562	—	99,562	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	778,067	—	778,067	—
Residential - Non-government agencies	70,357	—	70,357	—
Commerical - Non-government agencies	137,151	—	137,151	—
Other	918	918	—	—
Total available for sale securities	1,274,312	918	1,260,766	12,628
Derivatives - Interest rate contracts	650	—	650	—
Total	$1,274,962	$918	$1,261,416	$12,628

December 31, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$191,645	$—	$178,550	$13,095
Corporate securities	100,604	—	100,604	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	751,558	—	751,558	—
Residential - Non-government agencies	46,693	—	46,693	—
Commerical - Non-government agencies	137,641	—	137,641	—
Other	877	877	—	—
Total available for sale securities	1,229,018	877	1,215,046	13,095
Derivatives - Interest rate contracts	382	—	382	—
Total	$1,229,400	$877	$1,215,428	$13,095

For the six months ended June 30, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale States and Political Subdivisions Debt Securities
(Dollars in thousands)

Balance at December 31, 2014	$13,095
Principal payments received	(812)
Unrealized net gain included in other comprehensive income	345
Balance at June 30, 2015	$12,628

Balance at December 31, 2013	$10,518
Principal payments received	(139)
Unrealized net gain included in other comprehensive income	76
Purchases	2,269
Balance at June 30, 2014	$12,724

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.6 million and $12.7 million at June 30, 2015 and June 30, 2014, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of June 30, 2015, the weighted average discount rate utilized was 4.17%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
June 30, 2015
Impaired loans (1)	$49,433	$—	$49,433	$—
Other real estate (2)	5,278	—	5,278	—

December 31, 2014
Impaired loans (1)	$70,743	$—	$70,743	$—
Other real estate (2)	2,948	—	2,948	—

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

Segment profits and assets are provided in the following table for the periods indicated.

	Banking
	Operations	Treasury	All Others	Total
	(Dollars in thousands)
Three Months Ended June 30, 2015:
Net interest income	$28,837	$8,457	$—	$37,294
Intersegment net interest income (expense)	11,348	(8,067)	(3,281)	—
Credit for loan and lease losses	7,319	—	—	7,319
Other operating income	6,008	(1,322)	3,438	8,124
Other operating expense	(15,354)	(493)	(16,611)	(32,458)
Administrative and overhead expense allocation	(15,937)	(266)	16,203	—
Income tax (expense) benefit	(7,776)	591	(759)	(7,944)
Net income (loss)	$14,445	$(1,100)	$(1,010)	$12,335

Three Months Ended June 30, 2014:
Net interest income	$27,356	$8,550	$—	$35,906
Intersegment net interest income (expense)	6,149	(7,107)	958	—
Provision for loan and lease losses	(1,995)	—	—	(1,995)
Other operating income	6,750	1,092	4,162	12,004
Other operating expense	(14,372)	(538)	(17,978)	(32,888)
Administrative and overhead expense allocation	(13,734)	(267)	14,001	—
Income tax expense	(3,076)	(490)	(311)	(3,877)
Net income	$7,078	$1,240	$832	$9,150

Six Months Ended June 30, 2015:
Net interest income	$56,691	$16,838	$—	$73,529
Intersegment net interest income (expense)	21,650	(16,765)	(4,885)	—
Credit for loan and lease losses	10,066	—	—	10,066
Other operating income	12,454	(295)	7,155	19,314
Other operating expense	(30,178)	(971)	(35,327)	(66,476)
Administrative and overhead expense allocation	(28,041)	(554)	28,595	—
Income tax (expense) benefit	(14,924)	611	610	(13,703)
Net income (loss)	$27,718	$(1,136)	$(3,852)	$22,730

Six Months Ended June 30, 2014:
Net interest income	$53,543	$18,159	$—	$71,702
Intersegment net interest income (expense)	12,156	(13,719)	1,563	—
Provision for loan and lease losses	(679)	—	—	(679)
Other operating income	12,399	1,837	7,912	22,148
Other operating expense	(29,690)	(1,089)	(34,039)	(64,818)
Administrative and overhead expense allocation	(27,538)	(539)	28,077	—
Income tax expense	(6,690)	(1,541)	(1,164)	(9,395)
Net income	$13,501	$3,108	$2,349	$18,958

At June 30, 2015:
Investment securities	$—	$1,537,090	$—	$1,537,090
Loans and leases (including loans held for sale)	3,028,972	—	—	3,028,972
Other	92,461	226,214	83,114	401,789
Total assets	$3,121,433	$1,763,304	$83,114	$4,967,851

At December 31, 2014:
Investment securities	$—	$1,467,305	$—	$1,467,305
Loans and leases (including loans held for sale)	2,941,881	—	—	2,941,881
Other	111,071	248,455	84,275	443,801
Total assets	$3,052,952	$1,715,760	$84,275	$4,852,987

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

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through June 30, 2015:

•                  In 2013, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. On April 22, 2015, the Company declared a quarterly cash dividend of $0.12 per share. The dividend was paid on June 15, 2015 to shareholders of record at the close of business on May 29, 2015.

•                  On March 28, 2014, we completed a tender offer to purchase 3,405,888 shares of common stock at a purchase price of $20.20 per share for a total cost of $68.8 million, excluding fees and expenses. On April 7, 2014, we also completed repurchase agreements with each of our two largest shareholders to privately purchase an additional 1,391,089 shares of common stock at a purchase price of $20.20 per share from each shareholder for a total cost of $56.2 million, excluding fees and expenses.

•                  On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program. In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the transactions contemplated by the March 2015 Underwriting Agreement as described below. In the six months ended June 30, 2015, an additional 3,950,781 shares of common stock, at a total cost of $89.3 million, excluding fees and expenses, were repurchased under this program.

•                  On March 26, 2015, the Company, Carlyle and Anchorage (together the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “March 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million, excluding fees and expenses. On April 1, 2015, the transactions were consummated. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. The Company incurred $0.4 million of costs recorded in other expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

•                  On June 4, 2015, the Company, the Selling Shareholders, and the Underwriter entered into another secondary offering underwriting agreement (the “June 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 1,500,000 shares for a total of 3,000,000 shares of CPF common stock, no par value per share, to the Underwriter at a price of $22.15 per common share, for a total of approximately $66.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were purchased or sold by the Company. In the second quarter of 2015, the Company accrued $0.3 million of costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders.

•                  We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, leverage capital, and the new common equity tier 1 capital ratios as of June 30, 2015 of 14.47%, 15.73%, 10.44%, and 11.91%, respectively. Our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios were 16.97%, 18.24%, and 12.03%, respectively, as of December 31, 2014. Our capital ratios exceed the levels required for a “well-capitalized” regulatory designation under Basel III.

•                  We reported four consecutive profitable years from 2011 through 2014. In the six months ended June 30, 2015 we reported net income of $22.7 million.

•                  We have continued to grow our loan and lease portfolio. Loans and leases, net of deferred income/costs, totaled $3.01 billion at June 30, 2015 and increased by $73.9 million, or 2.5% from $2.93 billion at December 31, 2014.

•                  We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 2.23% at June 30, 2015, compared to 2.53% at December 31, 2014. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 208.43% at June 30, 2015, compared to 176.14% at December 31, 2014.

On June 4, 2015, we announced changes to our executive leadership team. Effective July 1, 2015, Ms. A. Catherine Ngo, our previous President and Chief Operating Officer, became the President and Chief Executive Officer of our holding company and bank, and Mr. David S. Morimoto, our previous Senior Vice President and Treasurer, became the Executive Vice President, Chief Financial Officer and Treasurer of our holding company and bank. Mr. John C. Dean, our former Chairman and Chief Executive Officer, will remain with us in the new role of Executive Chair, and Mr. Denis Isono, our former Chief Financial Officer, will also remain with us in the role of Executive Vice President, Corporate Services. In addition, Ms. Ngo and Mr. Lance Mizumoto, our President and Chief Banking Officer, were appointed as directors of the boards of both our holding company and bank.

We also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have completed several initiatives, including (i) outsourcing the data center and hardware for our core information technology system and items processing function to Fiserv, which is our existing core software application provider; and (ii) consolidating our two Waikiki branches into one. Additionally, we have begun designing, developing, and implementing new data warehouse and customer relationship management programs.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At June 30, 2015, we had an Allowance of $66.9 million, compared to $74.0 million at December 31, 2014.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of June 30, 2015, this specific reserve represented $0.1 million of the total Allowance, compared to $1.5 million at December 31, 2014.

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

As economic conditions continued to improve and stabilize through 2014, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believed this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized through 2014, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period are weighted to place more emphasis on recent loss experience.

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

In the first and second quarters of 2015, we increased a qualitative factor applied to our national syndicated loan portfolio in consideration of updated proxy information which became available in the first quarter of 2015 and better defined portfolio attributes during the second quarter of 2015.  We continually monitor for updated and refined information sources which will enable us to enhance the quality of our Allowance methodology from time to time.

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

The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of June 30, 2015, this general allowance represented $63.4 million of the total Allowance, compared to $68.5 million at December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, an unallocated estimate of $3.5 million and $4.0 million, respectively, was based on the Company’s recognition of domestic (U.S. mainland) and international events that pose heightened volatility in the isolated Hawaii market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on two key drivers of the Hawaii economy: tourism and Federal spending. Recently in response to the Federal Budget Control Act, the Army is considering the reduction of up to approximately 20,000 soldiers in Hawaii, which would have a significant negative impact on Hawaii’s economy, including the job the real estate markets.

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

Reserve for Unfunded Loan Commitments

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities on our consolidated balance sheets. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. As of June 30, 2015 and December 31, 2014, our reserve for unfunded loan commitments totaled $1.4 million and $1.7 million, respectively.

Loans Held for Sale

Loans held for sale consists of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) non-residential loans both in Hawaii and the U.S. Mainland that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis while the non-residential Hawaii and U.S. Mainland loans are recorded at the lower of cost or fair value on an individual basis.

When a non-residential loan is transferred to the held for sale category, the loan is recorded at the lower of cost or fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the Allowance. In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of income in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in our consolidated statement of income in other operating expense.

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At June 30, 2015 and December 31, 2014, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At June 30, 2015 and December 31, 2014, this reserve totaled $2.6 million and $2.7 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through June 30, 2015 were approximately $4.8 billion and $4.4 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of June 30, 2015 approximate $78.0 million.

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

Loans repurchased and make-whole demands during the three  and six months ended June 30, 2015 totaled approximately $1.0 million and $1.2 million, respectively. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with make-whole demands. Over recent periods, we have experienced stabilization in the number and dollar amount of make-whole demands. As we gain more historical experience, we anticipate adjustments to both the allocated and unallocated portions of the repurchase reserve. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]

Six Months Ended June 30, 2015

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution

2005 and prior	—	—	—	—	1	—	1	—
2006	—	—	—	—	3	1	2	—
2007	—	—	—	—	4	4	—	—
2008	—	—	—	—	—	—	—	—
2009	1	1	—	—	—	—	—	—
2010	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—
2013	1	—	1	—	—	—	—	—
2014	3	—	1	2	—	—	—	—
2015	1	—	—	1	—			—
Total	6	1	2	3	8	5	3	—

[1] Based on repurchase requests received between January 1, 2015 and June 30, 2015.

The reserve for residential mortgage loan repurchase losses of $2.6 million at June 30, 2015 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a $0.1 million decrease from December 31, 2014. The table below shows changes in the repurchase losses liability for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Balance, beginning of period	$2,623	$3,076	$2,685	$2,949
Change in estimate	(32)	(147)	127	308
Utilizations	—	—	(221)	(328)
Balance, end of period	$2,591	$2,929	$2,591	$2,929

We believe that our capacity to estimate repurchase losses is improving as we record additional experience and could affect the proportion of allocated and unallocated reserves. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process, thus requiring considerable management judgment. To the extent that future investor repurchase demand and appeals success differ from past experience, we could have increased demands and increased loss severities on repurchases, causing future changes to the repurchase reserve.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In the third quarter of 2009, we established a full valuation allowance against our net DTAs. See “- Results of Operations - Income Taxes” below. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios and the expectation of continued profitability, the

Company determined that it was more likely than not that our net DTA would be realized. As a result, in the first quarter of 2013, the Company reversed a significant portion of the valuation allowance. As of June 30, 2015, given our eighteen consecutive quarters of profitability, significant improvement in our asset quality, and well capitalized position, we continue to believe that it is more likely than not that our net DTA will be realized.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company’s reporting period beginning on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company’s reporting period beginning on January 1, 2016. As of June 30, 2015 and December 31, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Financial Summary

Net income for the three months ended June 30, 2015 was $12.3 million, or $0.39 per diluted share, compared to $9.2 million, or $0.25 per diluted share for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $22.7 million, or $0.68 per diluted share, compared to $19.0 million, or $0.48 per diluted share for the six months ended June 30, 2014.

Total credit costs, which includes the Provision, gains on sales of foreclosed assets, write-downs of foreclosed assets, and the change in the reserve for unfunded commitments, amounted to a credit of $7.4 million and $10.2 million in the three and six months ended June 30, 2015, compared to a charge of $1.5 million in the three months ended June 30, 2014 and a credit of $0.6 million in the six months ended June 30, 2014.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which excludes mortgage servicing rights. Average intangible assets were $9.1 million and $9.4 million for the three and six months ended June 30, 2015, respectively, compared to $11.8 million and $12.1 million for the comparable prior year periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Return on average assets	1.00%	0.77%	0.92%	0.80%
Return on average shareholders’ equity	9.93	6.49	8.54	6.11
Return on average tangible equity	10.11	6.63	8.70	6.23
Basic earnings per common share	$0.39	$0.25	$0.69	$0.49
Diluted earnings per common share	0.39	0.25	0.68	0.48

Material Trends

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to stabilize following the economic downturn caused by disruptions in the financial system beginning in 2007.

Despite this stabilization, underutilization of labor forces, low level of inflation as a result of declining commodity prices, weakness in business investment and manufacturing, and increased concerns over Greece and China have added to the uncertainty surrounding a sustained economic recovery.  In addition, the stock market’s inability to sustain gains this year continues to hold back further progress.

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

In its first quarter forecast, the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects stable economic growth will continue in 2015 and beyond. DBEDT projects real personal income and real gross state product to grow by 2.5% in 2015.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 4.0% in June 2015, compared to 4.4% in June 2014 and 4.1% from January through May 2015. In addition, Hawaii’s unemployment rate in June 2015 remained below the national seasonally adjusted unemployment rate of 5.3%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be at 3.9% in 2015 while the national unemployment rate is projected to be at 5.4% in 2015.

While the labor market condition continues to improve, visitor arrivals and spending have stabilized. According to the Hawaii Tourism Authority (“HTA”), 3.5 million visitors visited the state in the first five months of 2015. This was an increase of 4.1% from the number of visitor arrivals in the first five months of 2014. Total spending by visitors, increased to $6.21 billion in the first five months of 2015, an increase of $121.2 million, or 2.0%, from the first five months of 2014. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 2.5% and 2.0% in 2015, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 3.4% for single-family homes and 3.3% for condominiums for the six months ended June 30, 2015 compared to the same time period last year. The median sales price for single-family homes on Oahu for the six months ended June 30, 2015 was $685,000, representing an increase of 2.3% from $669,500 in the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 30, 2015 was $358,500, representing an increase of 2.4% from $350,000 in the same prior year period. We believe the Hawaii real estate market will continue to show improvements during the remainder of 2015, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2015 and 2014 is set forth below.

	Three Months Ended June 30,
	2015			2014
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$17,160	0.24%	$11	$12,756	0.25%	$8
Taxable investment securities (1)	1,360,101	2.44	8,285	1,360,329	2.49	8,477
Tax-exempt investment securities (1)	176,086	3.53	1,554	178,609	3.45	1,539
Loans and leases, including loans held for sale (2)	2,981,184	3.97	29,572	2,762,963	4.07	28,040
Federal Home Loan Bank stock	32,046	0.23	18	45,472	0.10	11
Total interest earning assets	4,566,577	3.46	39,440	4,360,129	3.50	38,075
Nonearning assets	381,225			376,689
Total assets	$4,947,802			$4,736,818

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$812,339	0.05%	$99	$743,544	0.05%	$91
Savings and money market deposits	1,257,940	0.07	225	1,219,159	0.07	223
Time deposits under $100,000	230,425	0.37	212	256,971	0.41	261
Time deposits $100,000 and over	846,966	0.16	337	821,701	0.18	360
Short-term borrowings	116,945	0.28	79	75,885	0.29	55
Long-term debt	92,785	2.81	650	92,792	2.77	640
Total interest-bearing liabilities	3,357,400	0.19	1,602	3,210,052	0.20	1,630
Noninterest-bearing deposits	1,051,088			913,082
Other liabilities	42,433			49,788
Total liabilities	4,450,921			4,172,922
Shareholders’ equity	496,881			563,895
Non-controlling interests	—			1
Total equity	496,881			563,896
Total liabilities and equity	$4,947,802			$4,736,818

Net interest income			$37,838			$36,445

Net interest margin		3.32%			3.35%

	Six Months Ended June 30,
	2015			2014
		Average			Average
	Average	Yield/	Amount	Average	Yield/	Amount
	Balance	Rate	of Interest	Balance	Rate	of Interest
	(Dollars in thousands)
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$17,601	0.25%	$22	$12,173	0.25%	$15
Taxable investment securities (1)	1,335,642	2.46	16,444	1,433,863	2.51	17,974
Tax-exempt investment securities (1)	176,841	3.49	3,089	178,308	3.44	3,068
Loans and leases, including loans held for sale (2)	2,968,425	3.94	58,174	2,714,662	4.07	54,923
Federal Home Loan Bank stock	37,895	0.15	29	45,771	0.10	23
Total interest earning assets	4,536,404	3.44	77,758	4,384,777	3.48	76,003
Nonearning assets	382,519			374,435
Total assets	$4,918,923			$4,759,212

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$800,096	0.05%	$194	$739,659	0.05%	$181
Savings and money market deposits	1,253,428	0.07	448	1,218,626	0.07	447
Time deposits under $100,000	233,813	0.37	434	260,207	0.41	529
Time deposits $100,000 and over	841,629	0.16	663	831,096	0.18	722
Short-term borrowings	90,235	0.27	122	50,729	0.29	72
Long-term debt	92,785	2.80	1,287	92,794	2.77	1,276
Total interest-bearing liabilities	3,311,986	0.19	3,148	3,193,111	0.20	3,227
Noninterest-bearing deposits	1,032,268			899,401
Other liabilities	42,430			46,154
Total liabilities	4,386,684			4,138,666
Shareholders’ equity	532,239			620,516
Non-controlling interests	—			30
Total equity	532,239			620,546
Total liabilities and equity	$4,918,923			$4,759,212

Net interest income			$74,610			$72,776

Net interest margin		3.30%			3.33%

(1)  At amortized cost.

(2)  Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $37.8 million for the second quarter of 2015, representing an increase of 3.8% from $36.4 million in the same prior year period. The current quarter increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase were declines in average yields earned on our loans and leases and taxable investment securities of 10 basis points (“bp”) and 5 bp, respectively.

Average yields earned on our interest-earning assets during the second quarter of 2015 declined by 4 bp from the same prior year period. Average rates paid on our interest-bearing liabilities declined by 1 bp in the second quarter of 2015 from the same prior year period.

For the first half of 2015, net interest income (expressed on a taxable-equivalent basis) was $74.6 million, representing an increase of 2.5% from $72.8 million in the same prior year period. The increase in the first half of 2015 compared to the same prior year period was primarily attributable to a significant increase in average loans and leases balances. Offsetting this increase was a significant decrease in average taxable investment securities balances and declines in average yields earned on our loans and leases and taxable investment securities of 13 bp and 5 bp, respectively.

Average yields earned on our interest-earning assets during the first half of 2015 declined by 4 bp from the same prior year period. Average rates paid on our interest-bearing liabilities declined by 1 bp in the first half of 2015 from the same prior year period.

Interest Income

Taxable-equivalent interest income was $39.4 million for the second quarter of 2015, representing an increase of 3.6% from $38.1 million in the second quarter of 2014. The increase was primarily attributable to a significant increase in average loans and leases, partially offset by a decrease in average yields earned on our loans and leases and taxable investment securities. Average loans and leases increased by $218.2 million compared to the second quarter of 2014, accounting for approximately $2.2 million of the current quarter’s increase in interest income. Average yields earned on loans and leases, however, decreased by 10 bp in the current quarter, lowering interest income by approximately $0.7 million. In addition, average yields earned on taxable investment securities decreased by 5 bp, resulting in a decrease in interest income of $0.2 million.

For the first half of 2015, taxable-equivalent interest income was $77.8 million, representing an increase of 2.3% from $76.0 million in the first half of 2014. The increase was primarily attributable to a significant increase in average loans and leases, partially offset by a significant decrease in average taxable investment securities and decreases in average yields earned on our loans and leases and taxable investment securities. Average loans and leases increased by $253.8 million compared to the first half of 2014, accounting for approximately $5.2 million of the current year’s increase in interest income. Average taxable investment securities, however, decreased by $98.2 million, resulting in a decrease in interest income of $1.2 million. In addition, average yields earned on loans and leases and taxable investment securities, decreased by 13 bp and 5 bp, respectively, in the first half of 2015, lowering interest income by approximately $1.8 million and $0.4 million, respectively.

Interest Expense

Interest expense for the second quarter of 2015 was $1.6 million, representing a decrease of 1.7% from the second quarter of 2014. The decrease was primarily attributable to the 2 bp and 4 bp declines in average rates paid on our time deposits greater than and less than $100,000, respectively, offset by an increase in average short-term borrowings of $41.1 million.

For the first half of 2015, interest expense was $3.1 million, representing a decrease of 2.4% from $3.2 million in the first half of 2014. The decrease was primarily attributable to the 2 bp and 4 bp declines in average rates paid on our time deposits greater than and less than $100,000, respectively, and a decrease in average time deposits less than $100,000 of $26.4 million. These decreases were partially offset by an increase in average short-term borrowings of $39.5 million.

Net Interest Margin

Our net interest margin was 3.32% for the second quarter of 2015, compared to 3.35% for the second quarter of 2014 and reflects declines of 10 bp and 5 bp in average yields earned on loans and leases and taxable investment securities, respectively.

For the first half of 2015, our net interest margin was 3.30%, compared to 3.33% for the first half of 2014 and reflects declines of 13 bp and 5 bp in average yields earned on loans and leases and taxable investment securities, respectively.

The contraction in our net interest margin in the three and six months ended June 30, 3015 from the same prior year periods is attributable to the prevailing low interest rate environment. The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the first half of 2015. We continue to expect the target Fed Funds rate to remain low throughout 2015, as longer-term inflation expectations have remained stable.

Provision for Loan and Lease Losses

Our Provision was a credit of $7.3 million during the second quarter of 2015 compared to an expense of $2.0 million in the comparable prior year period. Our net recoveries were $2.8 million during the second quarter of 2015 compared to net charge-offs of $1.6 million in the second quarter of 2014.

Our Provision was a credit of $10.1 million during the first half of 2015 compared to an expense of $0.7 million in the comparable prior year period. Our net recoveries were $3.0 million during the first half of 2015 compared to net charge-offs of $0.9 million in the first half of 2014.

The credit to the provision for loan and lease losses in the second quarter and first half of 2015 was primarily attributable to improving trends in credit quality. Nonperforming assets as of June 30, 2015 decreased by $8.7 million and $9.9 million from March 31, 2015 and December 31, 2014 respectively. Additionally, we had net recoveries of $2.8 million and $3.0 million in the three and six months ended June 30, 2015 respectively.

Other Operating Income

The following table sets forth components of other operating income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Dollar	Percent	June 30,	June 30,	Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in thousands)

Service charges on deposit accounts	$1,915	$1,989	$(74)	-3.7%	$3,883	$3,982	$(99)	-2.5%
Loan servicing fees	1,427	1,448	(21)	-1.5%	2,850	2,892	(42)	-1.5%
Other service charges and fees	2,781	3,083	(302)	-9.8%	5,886	6,026	(140)	-2.3%
Income from fiduciary activities	830	828	2	0.2%	1,664	1,890	(226)	-12.0%
Equity in earnings of unconsolidated subsidiaries	229	359	(130)	-36.2%	325	411	(86)	-20.9%
Fees on foreign exchange	98	119	(21)	-17.6%	226	233	(7)	-3.0%
Investment securities gains	(1,866)	240	(2,106)	-877.5%	(1,866)	240	(2,106)	-877.5%
Income from bank-owned life insurance	461	766	(305)	-39.8%	1,135	1,436	(301)	-21.0%
Loan placement fees	225	178	47	26.4%	372	321	51	15.9%
Net gain on sales of residential loans	1,630	1,227	403	32.8%	3,224	2,466	758	30.7%
Net gain on sales of foreclosed assets	94	582	(488)	-83.8%	127	744	(617)	-82.9%
Other:
Income recovered on nonaccrual loans previously charged-off	209	526	(317)	-60.3%	428	639	(211)	-33.0%
Other recoveries	15	15	—	0.0%	289	39	250	641.0%
Unrealized gains (losses) on loans-held-for-sale and interest rate locks	(198)	413	(611)	-147.9%	268	353	(85)	-24.1%
Commissions on sale of checks	82	84	(2)	-2.4%	160	170	(10)	-5.9%
Other	192	147	45	30.6%	343	306	37	12.1%
Total other operating income	$8,124	$12,004	$(3,880)	-32.3%	$19,314	$22,148	$(2,834)	-12.8%

Total other operating income of $8.1 million for the second quarter of 2015 decreased by $3.9 million, or 32.3%, from the comparable prior year period. The decrease from the year-ago quarter was primarily due to higher investment securities losses of $2.1 million, higher unrealized losses on loans held for sale and interest rate locks of $0.6 million, and lower net gains on sales of foreclosed assets of $0.5 million, partially offset by higher net gains on sales of residential mortgage loans of $0.4 million.

For the first half of 2015, total other operating income of $19.3 million decreased by $2.8 million, or 12.8%, from the comparable prior year period. The decrease from the first half of 2014 was primarily due to higher investment securities losses of $2.1 million and lower net gains on sales of foreclosed assets of $0.6 million, partially offset by higher net gains on sales of residential mortgage loans of $0.8 million.

Other Operating Expense

The following table sets forth components of other operating expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Dollar	Percent	June 30,	June 30,	Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in thousands)

Salaries and employee benefits	$15,176	$16,550	$(1,374)	-8.3%	$32,341	$33,984	$(1,643)	-4.8%
Net occupancy	3,403	3,734	(331)	-8.9%	6,904	7,324	(420)	-5.7%
Equipment	933	945	(12)	-1.3%	1,842	1,741	101	5.8%
Amortization of other intangible assets	1,559	1,318	241	18.3%	3,664	2,558	1,106	43.2%
Communication expense	942	874	68	7.8%	1,766	1,768	(2)	-0.1%
Legal and professional services	1,642	2,228	(586)	-26.3%	3,861	4,040	(179)	-4.4%
Computer software expense	2,382	1,575	807	51.2%	4,478	2,933	1,545	52.7%
Advertising expense	449	678	(229)	-33.8%	1,084	1,364	(280)	-20.5%
Foreclosed asset expense	257	(17)	274	-1611.8%	329	88	241	273.9%
Other:
Charitable contributions	2,138	110	2,028	1843.6%	2,277	262	2,015	769.1%
FDIC insurance assessment	701	728	(27)	-3.7%	1,399	1,402	(3)	-0.2%
Miscellaneous loan expenses	434	272	162	59.6%	709	493	216	43.8%
ATM and debit card expenses	180	464	(284)	-61.2%	766	913	(147)	-16.1%
Amortization of investments in low-income housing tax credit partnerships	274	351	(77)	-21.9%	562	758	(196)	-25.9%
Armored car expenses	195	214	(19)	-8.9%	429	440	(11)	-2.5%
Entertainment and promotions	266	215	51	23.7%	463	432	31	7.2%
Stationery and supplies	219	261	(42)	-16.1%	415	539	(124)	-23.0%
Directors’ fees and expenses	214	462	(248)	-53.7%	405	571	(166)	-29.1%
Provision (credit) for residential mortgage loan repurchase losses	(32)	(147)	115	-78.2%	127	308	(181)	-58.8%
Increase (decrease) to the reserve for unfunded commitments	(272)	81	(353)	-435.8%	(303)	(669)	366	-54.7%
Other	1,398	1,992	(594)	-29.8%	2,958	3,569	(611)	-17.1%
Total other operating expense	$32,458	$32,888	$(430)	-1.3%	$66,476	$64,818	$1,658	2.6%

Total other operating expense for the second quarter of 2015 was $32.5 million and decreased by $0.4 million, or 1.3%, from $32.9 million in the comparable prior year period. The decrease from the year-ago quarter was primarily attributable to lower salaries and employee benefits of $1.4 million, lower legal and professional services of $0.6 million, lower reserve for unfunded commitments of $0.4 million, lower net occupancy costs of $0.3 million and lower ATM and debit card expenses of $0.3 million. These decreases were partially offset by higher charitable contributions of $2.0 million and higher computer software expense of $0.8 million.

For the first half of 2015, total other operating expense was $66.5 million and increased by $1.7 million, or 2.6%, from $64.8 million in the comparable prior year period. The increase from the first half of 2014 was primarily attributable to higher charitable contributions of $2.0 million, higher computer software expense of $1.5 million, and higher amortization of other intangible assets of $1.1 million. These increases were partially offset by lower salaries and employee benefits of $1.6 million, lower net occupancy costs of $0.4 million and lower advertising expense of $0.3 million.

The higher charitable contributions in the three and six months ended June 30, 2015 was primarily attributable to a $2.0 million contribution to the Central Pacific Bank Foundation. The lower salaries and employee benefits in the three and six months ended June 30, 2015 was primarily attributable to a $2.4 million one-time reversal of an accrual for a former executive officer’s retirement benefits which will not be paid.

Income Taxes

In the second quarter of 2015, the Company recorded income tax expense of $7.9 million compared to $3.9 million in the same prior year period. The effective tax rate for the second quarter of 2015 was 39.17% compared to 29.76% in the second quarter of 2014.

For the first half of 2015, the Company recorded income tax expense of $13.7 million compared to $9.4 million in the same prior year period. The effective tax rate for the first half of 2015 was 37.61% compared to 33.14% in the first half of 2014.

Income tax expense and the effective tax rate increased in the three and six months ended June 30, 2015 due to an increase in operating income. Additionally, income tax expense and the effective tax rate in the three and six months ended June 30, 2015 was impacted by $0.6 million in additional state income tax expense resulting from the reduction in deferred tax liabilities related to the redemption of Federal Home Loan Bank of Des Moines membership stock in June 2015. Income tax expense and the effective tax rate in the three and six months ended June 30, 2014 was impacted by income tax benefit and credit true-up adjustments totaling $0.7 million.

The remaining valuation allowance on our net DTA totaled $2.8 million at June 30, 2015 and December 31, 2014. Net of this valuation allowance, the Company’s net DTA totaled $94.2 million at June 30, 2015 compared to a net DTA of $104.4 million as of December 31, 2014, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2015 of $4.97 billion increased by $114.9 million from $4.85 billion at December 31, 2014.

Investment Securities

Investment securities of $1.54 billion at June 30, 2015 increased by $69.8 million, or 4.8%, from December 31, 2014. In the second quarter of 2015, $119.4 million in available-for-sale securities were sold as part of an investment portfolio repositioning designed to improve profitability. Investment securities sold in the second quarter had a weighted average life of 4.4 years, average yield of 1.35% and resulted in a loss of $1.9 million. Proceeds from the sale were immediately reinvested back into the investment portfolio, purchasing $120.6 million in mortgage-backed securities with a weighted average life of 7.6 years and an average yield of 2.71%.

Loans and Leases

Loans and leases, net of deferred income/costs, of $3.01 billion at June 30, 2015 increased by $73.9 million, or 2.5%, from December 31, 2014. The increase was due to an increase in the residential mortgage, commercial, financial and agricultural, and consumer loan portfolios of $69.6 million, $35.8 million, and $8.0 million, respectively, partially offset by a decrease in the construction loan, commercial mortgage loan, and leases portfolios of $31.0 million, $8.1 million, and $0.6 million, respectively. The net increase in the portfolio is partially offset by the transfer of six portfolio loans with a carrying value of $1.6 million to other real estate and two portfolio loans to a single borrower with a carrying value of $6.6 million to the held-for-sale category, as well as loan charge-offs totaling $8.1 million in the six months ended June 30, 2015.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,175	$13,007
Real estate:
Construction	133	310
Mortgage-residential	10,032	13,048
Mortgage-commercial	13,490	12,722
Total nonaccrual loans	26,830	39,087

Other real estate:
Real estate:
Construction	—	747
Mortgage - residential	2,433	2,201
Mortgage - commercial	2,845	—
Other real estate	5,278	2,948
Total nonperforming assets	32,108	42,035

Accruing loans delinquent for 90 days or more:
Consumer	45	77
Total accruing loans delinquent for 90 days or more	45	77

Restructured loans still accruing interest:
Commercial, financial and agricultural	339	361
Real estate:
Construction	839	892
Mortgage-residential	16,428	17,845
Mortgage-commercial	1,360	10,405
Total restructured loans still accruing interest	18,966	29,503

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$51,119	$71,615

Total nonaccrual loans as a percentage of loans and leases	0.89%	1.33%

Total nonperforming assets as a percentage of loans and leases and other real estate	1.07%	1.43%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	1.07%	1.43%

Total nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest as a percentage of loans and leases and other real estate	1.70%	2.44%

Year-to-date changes in nonperforming assets:
Balance at December 31, 2014	$42,035
Additions	8,190
Reductions:
Payments	(5,123)
Return to accrual status	(471)
Sales of nonperforming assets	(9,229)
Charge-offs and/or valuation adjustments	(3,294)
Total reductions	(18,117)
Balance at June 30, 2015	$32,108

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $32.1 million at June 30, 2015, compared to $42.0 million at December 31, 2014. There were no nonperforming loans classified as held for sale at June 30, 2015 and December 31, 2014. The decrease in nonperforming assets from December 31, 2014 was attributable to $5.1 million in repayments, $9.2 million in sales of nonperforming assets, $3.3 million in net charge-offs of nonaccrual loans and valuation adjustments of other real estate, and $0.5 million in loans restored to accrual status, partially offset by $8.2 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland commercial, financial and agricultural assets of $10.1 million, Hawaii residential mortgage assets of $2.8 million, U.S. Mainland commercial mortgage assets of $1.6 million, and Hawaii construction assets of $0.9 million. These decreases were offset by net increases in Hawaii commercial mortgage assets of $5.2 million and Hawaii commercial, financial and agricultural assets of $0.3 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2015 consisted of 30 Hawaii residential mortgage loans with a combined principal balance of $6.1 million, a Hawaii commercial mortgage loan of $1.0 million, two Hawaii commercial loans with a combined principal balance of $0.9 million, and a Hawaii construction loan of $34 thousand. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $19.0 million of TDRs still accruing interest at June 30, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$71,433	$83,162	$74,040	$83,820

Provision (credit) for loan and lease losses	(7,319)	1,995	(10,066)	679

Charge-offs:
Commercial, financial and agricultural	4,003	1,482	4,934	1,555
Real estate:
Construction	—	—	—	—
Mortgage-residential	50	102	64	139
Mortgage-commercial	—	1,041	—	1,041
Consumer	1,214	671	3,055	1,251
Leases	—	—	—	8
Total charge-offs	5,267	3,296	8,053	3,994

Recoveries:
Commercial, financial and agricultural	3,279	546	3,873	1,152
Real estate:
Construction	464	342	587	744
Mortgage-residential	397	529	1,885	623
Mortgage-commercial	3,562	13	3,575	26
Consumer	375	305	1,083	544
Leases	—	3	—	5
Total recoveries	8,077	1,738	11,003	3,094

Net charge-offs (recoveries)	(2,810)	1,558	(2,950)	900

Balance at end of period	$66,924	$83,599	$66,924	$83,599

Annualized ratio of net charge-offs (recoveries) to average loans and leases	(0.38)%	0.23%	(0.20)%	0.07%

Our Allowance at June 30, 2015 totaled $66.9 million compared to $74.0 million at December 31, 2014. The decrease in our Allowance during the six months ended June 30, 2015, was a direct result of a credit to the Provision of $10.1 million, offset by $3.0 million in net loan recoveries.

Our Allowance as a percentage of total loans and leases decreased from 2.53% at December 31, 2014 to 2.23% at June 30, 2015. Our Allowance as a percentage of nonperforming assets decreased from 176.14% at December 31, 2014 to 208.43% at June 30, 2015.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). FHLB membership stock of $12.1 million at June 30, 2015 decreased by $31.8 million, or 72.4%, from the FHLB membership stock balance at December 31, 2014. During the three and six months ended June 30, 2015, we received net proceeds of $31.3 million and $31.8 million, respectively, from redemptions of excess FHLB membership stock at par value of $100 per share.

Deposits

Total deposits of $4.18 billion at June 30, 2015 reflected an increase of $72.0 million, or 1.8%, from total deposits of $4.11 billion at December 31, 2014. The increase was primarily attributable to net increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings and money market deposits of $46.3 million, $19.6 million, and $18.6 million, respectively, offset by a net decrease in time deposits of $12.4 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.38 billion at June 30, 2015 and increased by $70.5 million from December 31, 2014.

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

Common Stock

Shareholders’ equity totaled $488.8 million at June 30, 2015, compared to $568.0 million at December 31, 2014. The decrease in total shareholders’ equity was attributable to the repurchase of 3,950,781 shares of common stock, at a cost of $89.3 million, excluding fees and expenses, under our repurchase program, cash dividends paid of $8.0 million, and other comprehensive loss of $3.9 million, partially offset by net income of $22.7 million in the first half of 2015. During the first half of 2015, we repurchased approximately 11.2% of our common stock outstanding as of December 31, 2014.

Holding Company Capital Resources

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2015, the bank had Statutory Retained Earnings of $58.7 million. On July 23, 2015, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s outstanding common stock, payable on September 15, 2015 to shareholders of record at the close of business on August 31, 2015.

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

On March 26, 2015, the Company, the Selling Shareholders, and the Underwriter entered into the March 2015 Underwriting Agreement pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million. On April 1, 2015, the transactions were consummated. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company.  The Company incurred $0.4 million in costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

On June 4, 2015, the Company, the Selling Shareholders, and the Underwriter entered into another secondary offering underwriting agreement (the “June 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 1,500,000 shares for a total of 3,000,000 shares of CPF common stock, no par value per share, to the Underwriter at a price of $22.15 per common share for a total of approximately $66.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. In the second quarter of 2015, the Company accrued $0.3 million of costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders.

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”). Repurchases under the CPF Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. Since the second quarter of 2014, we have repurchased 4,808,335 shares of common stock at an aggregate cost of $105.8 million, excluding fees and expenses, under this program. A total of $24.2 million remained available for repurchase under the CPF Repurchase Plan at June 30, 2015.

As of June 30, 2015, on a stand-alone basis, CPF had an available cash balance of approximately $13.2 million in order to meet its ongoing obligations.

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

The Company’s and the bank’s leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2015 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2015:
Leverage capital	$508,699	10.4%	$194,936	4.0%	$243,670	5.0%
Tier 1 risk-based capital	508,699	14.5	292,404	6.0	389,872	8.0
Total risk-based capital	552,999	15.7	281,309	8.0	351,636	10.0
CET1 risk-based capital	418,699	11.9	158,236	4.5	228,563	6.5

At December 31, 2014:
Leverage capital	$562,063	12.0%	$186,922	4.0%	$233,652	5.0%
Tier 1 risk-based capital	562,063	17.0	132,475	4.0	198,712	6.0
Total risk-based capital	603,939	18.2	264,949	8.0	331,187	10.0

Central Pacific Bank
At June 30, 2015:
Leverage capital	$501,732	10.3%	$194,360	4.0%	$242,950	5.0%
Tier 1 risk-based capital	501,732	14.3	291,540	6.0	388,720	8.0
Total risk-based capital	546,005	15.5	281,426	8.0	351,782	10.0
CET1 risk-based capital	501,732	14.3	158,302	4.5	228,658	6.5

At December 31, 2014:
Leverage capital	$540,276	11.6%	$186,828	4.0%	$233,535	5.0%
Tier 1 risk-based capital	540,276	16.3	132,376	4.0	198,564	6.0
Total risk-based capital	582,068	17.6	264,752	8.0	330,940	10.0

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

The bank is a member of and maintained a $1.2 billion line of credit with the FHLB as of June 30, 2015. Short-term borrowings under this arrangement totaled $157.0 million at June 30, 2015, compared to $38.0 million at December 31, 2014, respectively. There were no long-term borrowings under this arrangement at June 30, 2015 and December 31, 2014. FHLB advances outstanding at June 30, 2015 were secured by unencumbered investment securities with a fair value of $0.7 million and certain real estate loans with a carrying value of $1.6 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2015, $1.0 billion was undrawn under this arrangement.

At June 30, 2015 and December 31, 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $27.5 million and $33.3 million, respectively. As of June 30, 2015 and December 31, 2014, certain commercial and commercial real estate loans with a carrying value totaling $54.3 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2015 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the second quarter of 2015, 3,476,952 shares of common stock, at an aggregate cost of $80.0 million, excluding fees and expenses, were repurchased under this program as described in the table below. A total of $24.2 million remained available for repurchase under the program at June 30, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

April 1-30	3,259,452	$23.01	3,259,452	$29,241,198
May 1-31	158,300	22.94	158,300	25,609,608
June 1-30	59,200	23.27	59,200	24,232,109
Total	3,476,952	$23.01	3,476,952	$24,232,109

(1) Our Board of Directors (the “BOD”) first authorized the repurchase and retirement of up to $30 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”) on May 20, 2014. On January 28, 2015, the BOD increased the authorization under the CPF Repurchase Plan by $25 million. On March 24, 2015, the BOD increased the authorization by an additional $75 million. As of June 30, 2015, $24.2 million remained of the total $130 million total repurchase amount authorized by the BOD under the CPF Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 3, 2015	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date: August 3, 2015	/s/ David S. Morimoto
David S. Morimoto
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