Form 10-Q
period 2015-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2015-11-03
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of registrant’s common stock, no par value, on October 28, 2015 was 31,330,644 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$69,628	$72,316
Interest-bearing deposits in other banks	14,376	13,691
Investment securities:
Available for sale, at fair value	1,272,382	1,229,018
Held to maturity, at amortized cost (fair value of $254,540 at September 30, 2015 and $235,597 at December 31, 2015)	254,719	238,287
Total investment securities	1,527,101	1,467,305

Loans held for sale	9,786	9,683

Loans and leases	3,101,463	2,932,198
Allowance for loan and lease losses	(66,644)	(74,040)
Net loans and leases	3,034,819	2,858,158

Premises and equipment, net	47,822	49,214
Accrued interest receivable	13,779	13,584
Investment in unconsolidated subsidiaries	6,489	7,246
Other real estate	1,913	2,948
Mortgage servicing rights	18,174	19,668
Other intangible assets	8,023	10,029
Bank-owned life insurance	153,449	152,283
Federal Home Loan Bank stock	12,048	43,932
Other assets	104,426	132,930
Total Assets	$5,021,833	$4,852,987

Liabilities
Deposits:
Noninterest-bearing demand	$1,112,761	$1,034,146
Interest-bearing demand	785,936	788,272
Savings and money market	1,283,517	1,242,598
Time	1,048,289	1,045,284
Total deposits	4,230,503	4,110,300

Short-term borrowings	155,000	38,000
Long-term debt	92,785	92,785
Other liabilities	40,284	43,861
Total Liabilities	4,518,572	4,284,946

Equity
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding none at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 31,330,644 and 35,233,674 shares at September 30, 2015 and December 31, 2014, respectively	548,518	642,205
Surplus	81,528	79,716
Accumulated deficit	(133,821)	(157,039)
Accumulated other comprehensive income	7,036	3,159
Total Equity	503,261	568,041
Total Liabilities and Equity	$5,021,833	$4,852,987

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans and leases	$30,148	$28,364	$88,322	$83,287
Interest and dividends on investment securities:
Taxable interest	8,260	7,744	24,687	25,716
Tax-exempt interest	1,008	1,002	3,016	2,996
Dividends	9	8	26	10
Interest on deposits in other banks	6	9	28	24
Dividends on Federal Home Loan Bank stock	11	12	40	35
Total interest income	39,442	37,139	116,119	112,068

Interest expense:
Interest on deposits:
Demand	104	96	298	277
Savings and money market	230	225	678	672
Time	568	629	1,665	1,880
Interest on short-term borrowings	73	10	195	82
Interest on long-term debt	662	647	1,949	1,923
Total interest expense	1,637	1,607	4,785	4,834

Net interest income	37,805	35,532	111,334	107,234
Provision (credit) for loan and lease losses	(3,647)	(1,722)	(13,713)	(1,043)
Net interest income after credit for loan and lease losses	41,452	37,254	125,047	108,277

Other operating income:
Service charges on deposit accounts	1,947	2,070	5,830	6,052
Loan servicing fees	1,407	1,446	4,257	4,338
Other service charges and fees	2,803	2,886	8,689	8,912
Income from fiduciary activities	854	797	2,518	2,687
Equity in earnings of unconsolidated subsidiaries	165	11	490	422
Fees on foreign exchange	126	118	352	351
Investment securities gains (losses)	—	—	(1,866)	240
Income from bank-owned life insurance	434	810	1,569	2,246
Loan placement fees	202	35	574	356
Net gain on sales of residential loans	1,551	1,685	4,775	4,151
Net gain on sales of foreclosed assets	252	218	379	962
Other	88	1,387	1,576	2,894
Total other operating income	9,829	11,463	29,143	33,611

Other operating expense:
Salaries and employee benefits	17,193	16,552	49,534	50,536
Net occupancy	3,547	4,051	10,451	11,375
Equipment	775	953	2,617	2,694
Amortization of other intangible assets	1,683	1,328	5,347	3,886
Communication expense	895	925	2,661	2,693
Legal and professional services	1,808	1,786	5,669	5,826
Computer software expense	2,286	1,659	6,764	4,592
Advertising expense	502	673	1,586	2,037
Foreclosed asset expense	3	1,355	332	1,443
Other	3,483	5,964	13,690	14,982
Total other operating expense	32,175	35,246	98,651	100,064

Income before income taxes	19,106	13,471	55,539	41,824
Income tax expense	6,900	5,241	20,603	14,636
Net income	$12,206	$8,230	$34,936	$27,188

Per common share data:
Basic earnings per share	$0.39	$0.23	$1.07	$0.72
Diluted earnings per share	0.38	0.23	1.06	0.71
Cash dividends declared	0.12	0.10	0.36	0.26

Shares used in computation:
Basic shares	31,331	35,863	32,548	37,943
Diluted shares	31,750	36,353	32,932	38,440

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$12,206	$8,230	$34,936	$27,188
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	7,563	(1,665)	3,102	18,221
Minimum pension liability adjustment	259	212	775	589
Total other comprehensive income (loss), net of tax	7,822	(1,453)	3,877	18,810
Comprehensive income	$20,028	$6,777	$38,813	$45,998

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	34,936	—	—	34,936
Other comprehensive income	—	—	—	—	—	3,877	—	3,877
Cash dividends ($0.36 per share)	—	—	—	—	(11,718)	—	—	(11,718)
8,159 net shares of common stock sold by directors’ deferred compensation plan	—	—	(154)	—	—	—	—	(154)
4,122,881 shares of common stock repurchased and other related costs	(4,122,881)	—	(93,533)	—	—	—	—	(93,533)
Share-based compensation	219,851	—	—	1,812	—	—	—	1,812
Balance at September 30, 2015	31,330,644	$—	$548,518	$81,528	$(133,821)	$7,036	$—	$503,261

Balance at December 31, 2013	42,107,633	$—	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	—	—	—	—	27,188	—	—	27,188
Other comprehensive income	—	—	—	—	—	18,810	—	18,810
Cash dividends ($0.26 per share)	—	—	—	—	(9,841)	—	—	(9,841)
1,118 net shares of common stock sold by directors’ deferred compensation plan	—	—	(11)	—	—	—	—	(11)
6,369,266 shares of common stock repurchased and other related costs	(6,369,266)	—	(129,391)	—	—	—	—	(129,391)
Share-based compensation	164,863	—	74	2,100	—	—	—	2,174
Non-controlling interests	—	—	—	—	—	—	(61)	(61)
Balance at September 30, 2014	35,903,230	$—	$655,219	$77,598	$(166,740)	$2,965	$—	$569,042

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$34,936	$27,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(13,713)	(1,043)
Depreciation and amortization	4,406	4,372
Write down of other real estate, net of gain on sale	26	529
Amortization of other intangible assets	5,347	3,886
Net amortization of investment securities	7,418	6,111
Share-based compensation	1,812	2,100
Net (gain) loss on investment securities	1,866	(240)
Net gain on sales of residential loans	(4,775)	(4,151)
Proceeds from sales of loans held for sale	304,351	279,641
Originations of loans held for sale	(299,679)	(268,472)
Equity in earnings of unconsolidated subsidiaries	(490)	(422)
Increase in cash surrender value of bank-owned life insurance	(1,889)	(2,402)
Deferred income taxes	19,045	14,701
Net change in other assets and liabilities	3,235	702
Net cash provided by operating activities	61,896	62,500

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	125,688	104,784
Proceeds from sales of investment securities available for sale	117,496	162,470
Purchases of investment securities available for sale	(290,019)	(18,993)
Proceeds from maturities of and calls on investment securities held to maturity	19,950	12,046
Purchases of investment securities held to maturity	(37,043)	(2,443)
Net loan originations	(122,479)	(183,197)
Purchase of loan portfolios	(52,806)	(62,648)
Proceeds from sales of loans originated for investment	6,658	—
Proceeds from sale of other real estate	6,687	2,790
Proceeds from bank-owned life insurance	723	481
Purchases of premises and equipment	(3,014)	(4,425)
Net return of capital from unconsolidated subsidiaries	424	936
Net proceeds from redemption of FHLB stock	31,884	1,736
Net cash provided by (used in) investing activities	(195,851)	13,537

Cash flows from financing activities:
Net increase in deposits	120,203	111,923
Repayments of long-term debt	—	(14)
Net increase in short-term borrowings	117,000	(8,015)
Cash dividends paid on common stock	(11,718)	(9,841)
Repurchases of common stock and other related costs	(93,533)	(129,391)
Net proceeds from issuance of common stock and stock option exercises	—	74
Net cash provided by (used in) financing activities	131,952	(35,264)

Net increase (decrease) in cash and cash equivalents	(2,003)	40,773
Cash and cash equivalents at beginning of period	86,007	49,348
Cash and cash equivalents at end of period	$84,004	$90,121

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,841	$4,796
Income taxes	1,280	—
Cash received during the period for:
Income taxes	—	79
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$154	$11
Net reclassification of loans to other real estate	5,679	1,752
Net transfer of loans to loans held for sale	6,658	—

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

3.   INVESTMENT SECURITIES

A summary of available for sale and held to maturity investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Held to Maturity:
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	$158,622	$195	$(1,446)	$157,371
Commercial - U.S. Government sponsored entities	96,097	1,074	(2)	97,169
Total	$254,719	$1,269	$(1,448)	$254,540

Available for Sale:
Debt securities:
States and political subdivisions	$188,229	$3,679	$(1,475)	$190,433
Corporate securities	103,117	1,612	(31)	104,698
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	760,884	10,043	(2,341)	768,586
Residential - Non-government agencies	66,560	2,452	—	69,012
Commercial - Non-government agencies	135,487	3,629	(355)	138,761
Other	823	69	—	892
Total	$1,255,100	$21,484	$(4,202)	$1,272,382

December 31, 2014
Held to Maturity:
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	$140,741	$196	$(2,150)	$138,787
Commercial - U.S. Government sponsored entities	97,546	—	(736)	96,810
Total	$238,287	$196	$(2,886)	$235,597

Available for Sale:
Debt securities:
States and political subdivisions	$191,280	$2,054	$(1,689)	$191,645
Corporate securities	99,237	1,492	(125)	100,604
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	744,527	11,064	(4,033)	751,558
Residential - Non-government agencies	45,275	1,510	(92)	46,693
Commercial - Non-government agencies	135,630	2,946	(935)	137,641
Other	757	120	—	877
Total	$1,216,706	$19,186	$(6,874)	$1,229,018

The amortized cost and estimated fair value of investment securities at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Held to Maturity
Mortage-backed securities:
Residential - U.S. Government sponsored entities	$158,622	$157,371
Commercial - U.S. Government sponsored entities	96,097	97,169
Total	$254,719	$254,540

Available for Sale
Due in one year or less	$7,559	$7,690
Due after one year through five years	98,871	100,540
Due after five years through ten years	82,352	83,760
Due after ten years	102,564	103,141
Mortage-backed securities:
Residential - U.S. Government sponsored entities	760,884	768,586
Residential - Non-government agencies	66,560	69,012
Commercial - Non-government agencies	135,487	138,761
Other	823	892
Total	$1,255,100	$1,272,382

During the second quarter of 2015, we completed an investment securities portfolio repositioning to reduce net interest income volatility and enhance the potential for prospective earnings and an improved net interest margin. In connection with the repositioning, we sold certain available for sale mortgage-backed securities with an average yield of 1.35% and a weighted average life of 4.4 years and reinvested the gross proceeds of $117.5 million in $137.4 million in investment securities with an average yield of 2.68% and a weighted average life of 7.5 years. The new securities were classified in the available for sale portfolio. Gross realized losses on the sale of the available for sale investment securities were $1.9 million. We did not sell any available for sale securities during the first and third quarters of 2015. The specific identification method was used as the basis for determining the cost of all securities sold.

During the second quarter of 2014, we sold certain available for sale investment securities for gross proceeds of $162.5 million. Gross realized gains and losses on the sales of the available for sale investment securities were $0.9 million and $0.7 million, respectively. We did not sell any available for sale securities during the first and third quarters of 2014. The specific identification method was used as the basis for determining the cost of all securities sold.

Investment securities of $1.01 billion and $900.5 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

Provided below is a summary of the 138 and 195 investment securities which were in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2015
Debt securities:
States and political subdivisions	$36,426	$(706)	$19,410	$(769)	$55,836	$(1,475)
Corporate securities	10,753	(31)	—	—	10,753	(31)
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	344,484	(2,500)	85,081	(1,287)	429,565	(3,787)
Commercial - U.S. Government sponsored entities	9,723	(2)	—	—	9,723	(2)
Commercial - Non-government agencies	33,484	(256)	4,706	(99)	38,190	(355)
Total temporarily impaired securities	$434,870	$(3,495)	$109,197	$(2,155)	$544,067	$(5,650)

December 31, 2014
Debt securities:
States and political subdivisions	$23,591	$(145)	$68,622	$(1,544)	$92,213	$(1,689)
Corporate securities	23,938	(125)	—	—	23,938	(125)
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	107,755	(487)	318,571	(5,696)	426,326	(6,183)
Residential - Non-government agencies	15,895	(92)	—	—	15,895	(92)
Commercial - U.S. Government sponsored entities	11,455	(34)	85,355	(702)	96,810	(736)
Commercial - Non-government agencies	4,962	(8)	47,539	(927)	52,501	(935)
Total temporarily impaired securities	$187,596	$(891)	$520,087	$(8,869)	$707,683	$(9,760)

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

4.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$505,907	$463,070
Real estate:
Construction	75,632	115,023
Mortgage - residential	1,382,835	1,280,089
Mortgage - commercial	737,816	704,099
Consumer	396,670	365,662
Leases	1,123	3,140
	3,099,983	2,931,083
Net deferred costs	1,480	1,115
Total loans and leases	$3,101,463	$2,932,198

During the nine months ended September 30, 2015, we foreclosed on seven portfolio loans with a carrying value of $2.1 million. In the second quarter of 2015, we transferred two portfolio loans to a single borrower with a carrying value of $6.6 million to the held-for-sale category and sold the two loans in the second quarter of 2015 at its carrying value. We did not transfer any loans to the held-for-sale category and no portfolio loans were sold in the first and third quarters of 2015.

In August 2015, we purchased a participation interest in auto loans totaling $24.7 million, which included a $0.8 million premium over the $23.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 68 months. In June 2015, we purchased a participation interest in auto loans totaling $28.1 million, which included a $1.0 million premium over the $27.1 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 79 months.

During the nine months ended September 30, 2014, we foreclosed on four loans with a carrying value of 1.8 million. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold during the nine months ended September 30, 2014. In May 2014, we purchased participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 71 months. During the nine months ended September 30, 2014, we also purchased participation interests in student loans totaling $51.5 million, which represented the outstanding balance at the time of purchase. At the time of purchase, the student loans had a weighted average remaining term of 123 months.

Impaired Loans

The following table presents by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of September 30, 2015 and December 31, 2014:

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Mortgage -Residential	Mortgage -Commercial	Consumer	Leases	Total
September 30, 2015
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,610	8,251	17,973	21,565	7,745		63,144
	7,610	8,251	17,973	21,565	7,745	—	63,144
Unallocated							3,500
Total ending balance	$7,610	$8,251	$17,973	$21,565	$7,745	$—	$66,644

Loans and leases:
Individually evaluated for impairment	$3,384	$4,251	$24,079	$4,984	$—	$—	$36,698
Collectively evaluated for impairment	502,523	71,381	1,358,756	732,832	396,670	1,123	3,063,285
	505,907	75,632	1,382,835	737,816	396,670	1,123	3,099,983
Net deferred costs (income)	636	(252)	2,451	(831)	(524)	—	1,480
Total ending balance	$506,543	$75,380	$1,385,286	$736,985	$396,146	$1,123	$3,101,463

December 31, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Collectively evaluated for impairment	7,421	14,969	17,927	20,869	7,314	7	68,507
	8,954	14,969	17,927	20,869	7,314	7	70,040
Unallocated							4,000
Total ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$74,040

Loans and leases:
Individually evaluated for impairment	$13,369	$4,888	$30,893	$23,126	$—	$—	$72,276
Collectively evaluated for impairment	449,701	110,135	1,249,196	680,973	365,662	3,140	2,858,807
	463,070	115,023	1,280,089	704,099	365,662	3,140	2,931,083
Net deferred costs (income)	693	(469)	2,235	(826)	(518)	—	1,115
Total ending balance	$463,763	$114,554	$1,282,324	$703,273	$365,144	$3,140	$2,932,198

The following table presents by class, impaired loans as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
September 30, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$5,023	$3,384	$—
Real estate:
Construction	10,596	4,251	—
Mortgage - residential	26,213	24,079	—
Mortgage - commercial	4,984	4,984	—
Total impaired loans with no related allowance recorded	46,816	36,698	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	—	—	—
Total impaired loans with an allowance recorded	—	—	—
Total	$46,816	$36,698	$—

December 31, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$738	$738	$—
Real estate:
Construction	11,275	4,888	—
Mortgage - residential	34,131	30,893	—
Mortgage - commercial	30,249	23,126	—
Total impaired loans with no related allowance recorded	76,393	59,645	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	16,630	12,631	1,533
Total impaired loans with an allowance recorded	16,630	12,631	1,533
Total	$93,023	$72,276	$1,533

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$3,444	$4	$16,377	$6	$8,000	$14	$14,031	$17
Real estate:
Construction	4,325	40	5,088	43	4,514	152	5,712	119
Mortgage - residential	25,466	87	31,460	85	27,245	81	33,762	522
Mortgage - commercial	8,464	15	19,195	137	15,884	354	17,147	252
Total	$41,699	$146	$72,120	$271	$55,643	$601	$70,652	$910

The Company had $1.6 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2015.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
September 30, 2015
Commercial, financial & agricultural	$183	$544	$—	$3,056	$3,783	$502,760	$506,543
Real estate:
Construction	—	—	—	—	—	75,380	75,380
Mortgage - residential	463	249	—	6,301	7,013	1,378,273	1,385,286
Mortgage - commercial	—	59	—	2,731	2,790	734,195	736,985
Consumer	1,049	381	130	—	1,560	394,586	396,146
Leases	—	—	—	—	—	1,123	1,123
Total	$1,695	$1,233	$130	$12,088	$15,146	$3,086,317	$3,101,463

December 31, 2014
Commercial, financial & agricultural	$183	$85	$—	$13,007	$13,275	$450,488	$463,763
Real estate:
Construction	—	—	—	310	310	114,244	114,554
Mortgage - residential	3,078	379	—	13,048	16,505	1,265,819	1,282,324
Mortgage - commercial	68	—	—	12,722	12,790	690,483	703,273
Consumer	1,500	417	77	—	1,994	363,150	365,144
Leases	—	—	—	—	—	3,140	3,140
Total	$4,829	$881	$77	$39,087	$44,874	$2,887,324	$2,932,198

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2015 consisted of 24 Hawaii residential mortgage loans with a combined principal balance of $3.7 million and two Hawaii commercial loans with a combined principal balance of $0.8 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $21.0 million of TDRs still accruing interest at September 30, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the “Provision”) and the Allowance during the three and nine months ended September 30, 2015.

The following table presents by class, information related to loans modified in a TDR during the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. No loans were modified in a TDR during the three months ended September 31, 2015.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance

Nine Months Ended September 30, 2015
Commercial, financial & agricultural	1	$512	$—
Real estate: Mortgage - residential	1	957	—
Total	2	$1,469	$—

Three Months Ended September 30, 2014
Real estate: Mortgage - residential	3	$220	$—

Nine Months Ended September 30, 2014
Real estate: Mortgage - residential	12	$806	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
September 30, 2015
Commercial, financial & agricultural	$495,865	$3,700	$6,342	$—	$505,907	$636	$506,543
Real estate:
Construction	73,515	1,304	813	—	75,632	(252)	75,380
Mortgage - residential	1,376,321	—	6,514	—	1,382,835	2,451	1,385,286
Mortgage - commercial	706,215	17,869	13,732	—	737,816	(831)	736,985
Consumer	396,441	100	94	35	396,670	(524)	396,146
Leases	1,123	—	—	—	1,123	—	1,123
Total	$3,049,480	$22,973	$27,495	$35	$3,099,983	$1,480	$3,101,463

December 31, 2014
Commercial, financial & agricultural	$432,892	$14,655	$15,523	$—	$463,070	$693	$463,763
Real estate:
Construction	111,370	—	3,653	—	115,023	(469)	114,554
Mortgage - residential	1,265,470	352	14,267	—	1,280,089	2,235	1,282,324
Mortgage - commercial	660,492	10,498	33,109	—	704,099	(826)	703,273
Consumer	365,332	294	36	—	365,662	(518)	365,144
Leases	3,140	—	—	—	3,140	—	3,140
Total	$2,838,696	$25,799	$66,588	$—	$2,931,083	$1,115	$2,932,198

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2015 and December 31, 2014, we did not have any loans that we considered to be subprime.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real estate
	Commercial, Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Unallocated	Total
Three Months Ended September 30, 2015
Beginning balance	$7,569	$10,670	$17,846	$20,008	$7,330	$1	$3,500	$66,924
Provision (credit) for loan and lease losses	(293)	(2,702)	(23)	(1,573)	972	(28)	—	(3,647)
	7,276	7,968	17,823	18,435	8,302	(27)	3,500	63,277
Charge-offs	170	—	46	—	874	—	—	1,090
Recoveries	504	283	196	3,130	317	27	—	4,457
Net charge-offs (recoveries)	(334)	(283)	(150)	(3,130)	557	(27)	—	(3,367)
Ending balance	$7,610	$8,251	$17,973	$21,565	$7,745	$—	$3,500	$66,644

Three Months Ended September 30, 2014
Beginning balance	$12,255	$15,525	$19,198	$25,885	$6,723	$13	$4,000	$83,599
Provision (credit) for loan and lease losses	(709)	(1,728)	(173)	(1,372)	2,262	(2)	—	(1,722)
	11,546	13,797	19,025	24,513	8,985	11	4,000	81,877
Charge-offs	471	—	—	—	928	—	—	1,399
Recoveries	789	1,100	244	14	212	1	—	2,360
Net charge-offs (recoveries)	(318)	(1,100)	(244)	(14)	716	(1)	—	(961)
Ending balance	$11,864	$14,897	$19,269	$24,527	$8,269	$12	$4,000	$82,838

Nine Months Ended September 30, 2015
Beginning balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(617)	(7,588)	(1,925)	(6,009)	2,960	(34)	(500)	(13,713)
	8,337	7,381	16,002	14,860	10,274	(27)	3,500	60,327
Charge-offs	5,104	—	110	—	3,929	—	—	9,143
Recoveries	4,377	870	2,081	6,705	1,400	27	—	15,460
Net charge-offs (recoveries)	727	(870)	(1,971)	(6,705)	2,529	(27)	—	(6,317)
Ending balance	$7,610	$8,251	$17,973	$21,565	$7,745	$—	$3,500	$66,644

Nine Months Ended September 30, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan and lease losses	(1,163)	10,279	(6,731)	(4,419)	3,032	(41)	(2,000)	(1,043)
	12,033	13,053	18,541	25,528	9,608	14	4,000	82,777
Charge-offs	2,142	—	139	1,041	2,063	8	—	5,393
Recoveries	1,973	1,844	867	40	724	6	—	5,454
Net charge-offs (recoveries)	169	(1,844)	(728)	1,001	1,339	2	—	(61)
Ending balance	$11,864	$14,897	$19,269	$24,527	$8,269	$12	$4,000	$82,838

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provisions were credits of $3.6 million and $13.7 million in the three and nine months ended September 30, 2015, respectively, compared to credits of $1.7 million and $1.0 million in the three and nine months ended September 30, 2014, respectively.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of 3.4 million and $3.5 million at September 30, 2015 and December 31, 2014, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of 0.3 million and $0.3 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2015 and December 31, 2014, respectively.

7.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company’s investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Investments in low income housing tax credit partnerships	$2,958	$3,781
Trust preferred investments	2,792	2,792
Investments in affiliates	623	557
Other	116	116
	$6,489	$7,246

Investments in low income housing tax credit (“LIHTC”) partnerships are accounted for using the cost method. For the three and nine months ended September 30, 2015, the Company recognized amortization expense in pre-tax income of $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2014 the Company recognized amortization expense in pre-tax income of $0.3 million and $1.1 million, respectively.

For the three and nine months ended September 30, 2015, the Company recognized $0.3 million and $0.9 million in tax credits associated with our investments in LIHTC partnerships, respectively. For the three and nine months ended September 30, 2014, the Company recognized $0.4 million and $1.2 million in tax credits associated with our investments in LIHTC partnerships, respectively.

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the nine months ended September 30, 2015:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$10,029	$19,668	$29,697
Additions	—	1,847	1,847
Amortization	(2,006)	(3,341)	(5,347)
Balance, end of period	$8,023	$18,174	$26,197

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, compared to $0.7 million and $1.6 million for the comparable prior year periods. Amortization of mortgage servicing rights was $1.0 million and $3.3 million for the three and nine months ended September 30, 2015, respectively, compared to $0.7 million and $1.9 million for the comparable prior year periods.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Fair market value, beginning of period	$19,975	$21,399
Fair market value, end of period	18,495	20,471
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	14.3	12.9

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(36,619)	$8,023	$44,642	$(34,613)	$10,029
Mortgage servicing rights	58,534	(40,360)	18,174	56,687	(37,019)	19,668
	$103,176	$(76,979)	$26,197	$101,329	$(71,632)	$29,697

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2015, estimated amortization expense for the remainder of fiscal year 2015, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2015 (remainder)	$669	$1,159	$1,828
2016	2,674	4,164	6,838
2017	2,674	3,156	5,830
2018	2,006	2,488	4,494
2019	—	1,906	1,906
2020	—	1,492	1,492
Thereafter	—	3,809	3,809
	$8,023	$18,174	$26,197

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2015, we were a party to interest rate lock and forward sale commitments on $11.8 million and $19.9 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
(dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$185	$504	$181	$122

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(dollars in thousands)
Three Months Ended September 30, 2015
Interest rate contracts	Other operating income	$(646)

Three Months Ended September 30, 2014
Interest rate contracts	Other operating income	66

Nine Months Ended September 30, 2015
Interest rate contracts	Other operating income	(378)

Nine Months Ended September 30, 2014
Interest rate contracts	Other operating income	419

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015.  We are now a member of the Federal Home Loan Bank of Des Moines (the “FHLB”) and maintained a $1.2 billion line of credit as of September 30, 2015. Short-term borrowings under this arrangement totaled $155.0 million at September 30, 2015, compared to $38.0 million at December 31, 2014.  There were no long-term borrowings under this arrangement at September 30, 2015 and December 31, 2014. FHLB advances outstanding at September 30, 2015 were secured by unencumbered investment securities with a fair value of $0.6 million and certain real estate loans with a carrying value of $1.6 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2015, $1.0 billion was undrawn under this arrangement.

At September 30, 2015 and December 31, 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $44.2 million and $33.3 million, respectively. As of September 30, 2015 and December 31, 2014, certain commercial and commercial real estate loans with a carrying value totaling $91.8 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

11.   EQUITY

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits in the future would be limited if we experience an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative increase in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.

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

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2015, the bank had Statutory Retained Earnings of $61.7 million.

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

On August 3, 2015, the Company, the Selling Shareholders, and the Underwriter and UBS Investment Bank ("UBS") entered into a final underwriting agreement (the "August 2015 Underwriting Agreement") pursuant to which the Selling Shareholders sold their aggregate remaining interest in the Company of 5,538,624 shares of CPF common stock to the Underwriter and UBS at a price of $22.11 per common share for a total of approximately $122.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company.

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

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. In the nine months ended September 30, 2015, an additional 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, were repurchased under this program. A total of $20.2 million remained available for repurchase under the CPF Repurchase Plan at September 30, 2015. However, in an effort to further protect the Company from experiencing an ownership change, the Company does not intend to repurchase any additional shares under the CPF Repurchase Plan during the remainder of 2015. We currently expect to reestablish our share repurchase program in the first quarter of 2016.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards and units, beginning of period	715,460	$15.77
Changes during the period:
Granted	172,989	19.49
Vested	(338,117)	15.18
Forfeited	(78,155)	16.63
Nonvested restricted stock awards and units, end of period	472,177	17.41

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2015 and 2014, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$12,561	$4,998	$7,563
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized losses on investment securities	12,561	4,998	7,563

Defined benefit plans:
Amortization of net actuarial losses	419	165	254
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	428	169	259

Other comprehensive loss	$12,989	$5,167	$7,822

Three Months Ended September 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$(2,562)	$(897)	$(1,665)
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains on investment securities	(2,562)	(897)	(1,665)

Defined benefit plans:
Amortization of net actuarial losses	305	100	205
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	1	4
Defined benefit plans, net	314	102	212

Other comprehensive income	$(2,248)	$(795)	$(1,453)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$3,285	$1,306	$1,979
Less: Reclassification adjustment for losses realized in net income	1,866	743	1,123
Net unrealized losses on investment securities	5,151	2,049	3,102

Defined benefit plans:
Amortization of net actuarial losses	1,260	499	761
Amortization of net transition obligation	12	7	5
Amortization of prior service cost	15	6	9
Defined benefit plans, net	1,287	512	775

Other comprehensive loss	$6,438	$2,561	$3,877

Nine Months Ended September 30, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$29,323	$11,744	$17,579
Less: Reclassification adjustment for losses realized in net income	1,071	429	642
Net unrealized gains on investment securities	30,394	12,173	18,221

Defined benefit plans:
Amortization of net actuarial losses	915	343	572
Amortization of net transition obligation	12	5	7
Amortization of prior service cost	15	5	10
Defined benefit plans, net	942	353	589

Other comprehensive income	$31,336	$12,526	$18,810

The following table presents the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2015
Balance at beginning of period	$9,125	$(9,911)	$(786)

Other comprehensive loss before reclassifications	7,563	—	7,563
Amounts reclassified from AOCI	—	259	259
Total other comprehensive income (loss)	7,563	259	7,822

Balance at end of period	$16,688	$(9,652)	$7,036

Three Months Ended September 30, 2014
Balance at beginning of period	$10,761	$(6,343)	$4,418
Other comprehensive income before reclassifications	(1,665)	—	(1,665)
Amounts reclassified from AOCI	—	212	212
Total other comprehensive income	(1,665)	212	(1,453)

Balance at end of period	$9,096	$(6,131)	$2,965

Nine Months Ended September 30, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159
Other comprehensive loss before reclassifications	1,979	—	1,979
Amounts reclassified from AOCI	1,123	775	1,898
Total other comprehensive income (loss)	3,102	775	3,877

Balance at end of period	$16,688	$(9,652)	$7,036

Nine Months Ended September 30, 2014
Balance at beginning of period	$(9,125)	$(6,720)	$(15,845)
Other comprehensive income before reclassifications	17,579	—	17,579
Amounts reclassified from AOCI	642	589	1,231
Total other comprehensive income	18,221	589	18,810

Balance at end of period	$9,096	$(6,131)	$2,965

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2015 and 2014:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2015	2014
Sale of investment securities available for sale	$—	$—	Investment securities gains (losses)
	—	—	Tax benefit
	$—	$—	Net of tax
Amortization of defined benefit plan items
Net actuarial losses	$(419)	$(305)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(428)	(314)	Total before tax
	169	102	Tax benefit
	$(259)	$(212)	Net of tax

Total reclassifications for the period	$(259)	$(212)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2015	2014
Sale of investment securities available for sale	$(1,866)	$(1,071)	Investment securities gains (losses)
	743	429	Tax benefit
	$(1,123)	$(642)	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(1,260)	$(915)	(1)
Net transition obligation	(12)	(12)	(1)
Prior service cost	(15)	(15)	(1)
	(1,287)	(942)	Total before tax
	512	353	Tax benefit
	$(775)	$(589)	Net of tax

Total reclassifications for the period	$(1,898)	$(1,231)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Interest cost	$349	$366	$1,045	$1,098
Expected return on plan assets	(471)	(524)	(1,415)	(1,572)
Amortization of net actuarial losses	392	304	1,178	912
Net periodic cost	$270	$146	$808	$438

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain (current and former) officers of our bank with supplemental retirement benefits. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Interest cost	$110	$113	$330	$339
Amortization of net actuarial losses	27	1	82	3
Amortization of net transition obligation	4	4	12	12
Amortization of prior service cost	5	5	15	15
Net periodic cost	$146	$123	$439	$369

15.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income	$12,206	$8,230	$34,936	$27,188

Weighted average shares outstanding - basic	31,331	35,863	32,548	37,943
Dilutive effect of employee stock options and awards	419	490	384	497
Weighted average shares outstanding - diluted	31,750	36,353	32,932	38,440

Basic earnings per share	$0.39	$0.23	$1.07	$0.72
Diluted earnings per share	$0.38	$0.23	$1.06	$0.71

A total of 12,532 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2015, as their effect was antidilutive, compared to 13,864 for the three and nine months ended September 30, 2014.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Financial assets
Cash and due from banks	$69,628	$69,628	$69,628	$—	$—
Interest-bearing deposits in other banks	14,376	14,376	14,376	—	—
Investment securities	1,527,101	1,526,922	892	1,513,278	12,752
Loans held for sale	9,786	9,786	—	—	9,786
Net loans and leases	3,034,819	2,991,526	—	36,698	2,954,828
Accrued interest receivable	13,779	13,779	13,779	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,112,761	1,112,761	1,112,761	—	—
Interest-bearing demand and savings deposits	2,069,453	2,069,453	2,069,453	—	—
Time deposits	1,048,289	1,049,989	—	—	1,049,989
Short-term debt	155,000	155,000	—	155,000	—
Long-term debt	92,785	67,283	—	67,283	—
Accrued interest payable (included in other liabilities)	962	962	962	—	—

Off-balance sheet financial instruments
Commitments to extend credit	772,326	3,862	—	3,862	—
Standby letters of credit and financial guarantees written	16,418	123	—	123	—
Derivatives:
Interest rate options	11,754	177	—	177	—
Forward interest rate contracts	19,930	(173)	—	(173)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial assets
Cash and due from banks	$72,316	$72,316	$72,316	$—	$—
Interest-bearing deposits in other banks	13,691	13,691	13,691	—	—
Investment securities	1,467,305	1,464,615	877	1,450,643	13,095
Loans held for sale	9,683	9,683	—	—	9,683
Net loans and leases	2,858,158	2,752,420	—	70,743	2,681,677
Accrued interest receivable	13,584	13,584	13,584	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,034,146	1,034,146	1,034,146	—	—
Interest-bearing demand and savings deposits	2,030,870	2,030,870	2,030,870	—	—
Time deposits	1,045,284	1,047,322	—	—	1,047,322
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	92,785	42,454	—	42,454	—
Accrued interest payable (included in other liabilities)	1,018	1,018	1,018	—	—

Off-balance sheet financial instruments
Commitments to extend credit	720,255	3,601	—	3,601	—
Standby letters of credit and financial guarantees written	18,797	141	—	141	—
Derivatives:
Interest rate options	44,266	444	—	444	—
Forward interest rate contracts	23,919	(62)	—	(62)	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2015.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$190,433	$—	$177,681	$12,752
Corporate securities	104,698	—	104,698	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	768,586	—	768,586	—
Residential - Non-government agencies	69,012	—	69,012	—
Commerical - Non-government agencies	138,761	—	138,761	—
Other	892	892	—	—
Total available for sale securities	1,272,382	892	1,258,738	12,752
Derivatives - Interest rate options and forward interest rate contracts	4	—	4	—
Total	$1,272,386	$892	$1,258,742	$12,752

December 31, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$191,645	$—	$178,550	$13,095
Corporate securities	100,604	—	100,604	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	751,558	—	751,558	—
Residential - Non-government agencies	46,693	—	46,693	—
Commerical - Non-government agencies	137,641	—	137,641	—
Other	877	877	—	—
Total available for sale securities	1,229,018	877	1,215,046	13,095
Derivatives - Interest rate options and forward interest rate contracts	382	—	382	—
Total	$1,229,400	$877	$1,215,428	$13,095

For the nine months ended September 30, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale States and Political Subdivisions Debt Securities
Balance at December 31, 2014	$13,095
Principal payments received	(897)
Unrealized net gain included in other comprehensive income	554
Balance at September 30, 2015	$12,752

Balance at December 31, 2013	$10,518
Principal payments received	(202)
Unrealized net gain included in other comprehensive income	74
Purchases	2,325
Balance at September 30, 2014	$12,715

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.8 million and $12.7 million at September 30, 2015 and September 30, 2014, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of September 30, 2015, the weighted average discount rate utilized was 3.90%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans (1)	$36,698	$—	$36,698	$—
Other real estate (2)	1,913		1,913

December 31, 2014
Impaired loans (1)	$70,743	$—	$70,743	$—
Other real estate (2)	2,948	—	2,948	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)
 Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

17.   SEGMENT INFORMATION

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2015
Net interest income	$29,424	$8,381	$—	$37,805
Intersegment net interest income (expense)	11,176	(7,477)	(3,699)	—
Credit for loan and lease losses	3,647	—	—	3,647
Other operating income	5,438	734	3,657	9,829
Other operating expense	(14,291)	(436)	(17,448)	(32,175)
Administrative and overhead expense allocation	(15,798)	(245)	16,043	—
Income tax (expense) benefit	(6,859)	(335)	294	(6,900)
Net income (loss)	$12,737	$622	$(1,153)	$12,206

Three Months Ended September 30, 2014
Net interest income	$27,671	$7,861	$—	$35,532
Intersegment net interest income (expense)	11,619	(11,231)	(388)	—
Credit for loan and lease losses	1,722	—	—	1,722
Other operating income	6,264	1,453	3,746	11,463
Other operating expense	(16,104)	(509)	(18,633)	(35,246)
Administrative and overhead expense allocation	(15,823)	(268)	16,091	—
Income tax expense	(5,749)	857	(349)	(5,241)
Net income	$9,600	$(1,837)	$467	$8,230

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2015
Net interest income	$86,115	$25,219	$—	$111,334
Intersegment net interest income (expense)	32,826	(24,242)	(8,584)	—
Credit for loan and lease losses	13,713	—	—	13,713
Other operating income	17,892	439	10,812	29,143
Other operating expense	(44,469)	(1,407)	(52,775)	(98,651)
Administrative and overhead expense allocation	(43,839)	(799)	44,638	—
Income tax (expense) benefit	(21,783)	276	904	(20,603)
Net income (loss)	$40,455	$(514)	$(5,005)	$34,936

Nine Months Ended September 30, 2014
Net interest income	$81,214	$26,020	$—	$107,234
Intersegment net interest income (expense)	23,775	(24,950)	1,175	—
Credit for loan and lease losses	1,043	—	—	1,043
Other operating income	18,663	3,290	11,658	33,611
Other operating expense	(45,794)	(1,598)	(52,672)	(100,064)
Administrative and overhead expense allocation	(43,361)	(807)	44,168	—
Income tax expense	(12,439)	(684)	(1,513)	(14,636)
Net income	$23,101	$1,271	$2,816	$27,188

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At September 30, 2015:
Investment securities	—	1,527,101	—	1,527,101
Loans and leases (including loans held for sale)	3,111,249	—	—	3,111,249
Other	69,381	232,110	81,992	383,483
Total assets	3,180,630	1,759,211	81,992	5,021,833

At December 31, 2014:
Investment securities	—	1,467,305	—	1,467,305
Loans and leases (including loans held for sale)	2,941,881	—	—	2,941,881
Other	111,071	248,455	84,275	443,801
Total assets	3,052,952	1,715,760	84,275	4,852,987

18.   LEGAL PROCEEDINGS

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

Central Pacific Bank is a full-service community bank with 36 branches and 103 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Following our successful capital raises in 2011, we have accomplished a number of key performance objectives through September 30, 2015:

•
In 2013, our Board of Directors and management, in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common stock. Since reinstating our quarterly cash dividends in 2013, we have returned a total of $31.9 million in cash dividends to our shareholders.

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

•
On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program. In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the transactions contemplated by the March 2015 Underwriting Agreement as described below. In the nine months ended September 30, 2015, an additional 4,122,881 shares of common stock, at a total cost of $93.3 million, excluding fees and expenses, were repurchased under this program.

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

•
On August 3, 2015, the Company, the Selling Shareholders, and the Underwriter and UBS Investment Bank ("UBS") entered into a final underwriting agreement (the "August 2015 Underwriting Agreement") pursuant to which the Selling Shareholders sold their aggregate remaining interest in the Company of 5,538,624 shares of CPF common stock to the Underwriter and UBS at a price of $22.11 per common share for a total of approximately $122.5 million.

The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company.

•
We have continued to maintain a strong capital position with tier 1 risk-based capital, total risk-based capital, leverage capital, and the new common equity tier 1 capital ratios as of September 30, 2015 of 15.00%, 16.27%, 10.87%, and 13.32%, respectively. Our tier 1 risk-based capital, total risk-based capital, and leverage capital ratios were 16.97%, 18.24%, and 12.03%, respectively, as of December 31, 2014. Our capital ratios exceed the levels required for a “well-capitalized” regulatory designation under Basel III.

•	We reported four consecutive profitable years from 2011 through 2014. In the nine months ended September 30, 2015 we reported net income of $34.9 million.

•
We have continued to grow our loan and lease portfolio. Loans and leases, net of deferred income/costs, totaled $3.10 billion at September 30, 2015 and increased by $169.3 million, or 5.8% from $2.93 billion at December 31, 2014.

•
We maintained an allowance for loan and lease losses as a percentage of total loans and leases of 2.15% at September 30, 2015, compared to 2.53% at December 31, 2014. In addition, we maintained an allowance for loan and lease losses as a percentage of nonperforming assets of 475.99% at September 30, 2015, compared to 176.14% at December 31, 2014.

On June 4, 2015, we announced changes to our executive leadership team. Effective July 1, 2015, Ms. A. Catherine Ngo, our previous President and Chief Operating Officer, became the President and Chief Executive Officer of our holding company and bank, and Mr. David S. Morimoto, our previous Senior Vice President and Treasurer, became the Executive Vice President, Chief Financial Officer and Treasurer of our holding company and bank. Mr. John C. Dean, our former Chairman and Chief Executive Officer, currently remains with us in the new role of Executive Chair, and Mr. Denis Isono, our former Chief Financial Officer, currently remains with us in the roles of Executive Vice President, Corporate Services and Interim Division Manager of Risk Management.

On August 28, 2015, our former Executive Vice President and Chief Risk Officer, Bill Wilson, resigned from our holding company and bank. Concurrent with his resignation, Ms. Anna Hu, our former Senior Vice President and Credit Administration Division Manager, assumed the position of Senior Vice President, Interim Chief Credit Officer of our holding company and bank and Mr. Isono assumed the position of Executive Vice President, Interim Division Manager of Risk Management of our holding company and bank.

On June 15, 2015, we announced the resignations of directors Mr. Alvaro J. Aguirre and Mr. James F. Burr from the boards of the Company and the bank. Effective July 1, 2015, Ms. Ngo and Mr. Lance Mizumoto, our President and Chief Banking Officer, were appointed as directors of the boards of both our holding company and bank. On September 16, 2015, we announced the appointments of Mr. Wayne Kamitaki and Ms. Saedene Ota as directors of the boards of the Company and the bank. The resignations and appointments increase the number of directors on both boards from nine to eleven.

We also remain focused on lowering our efficiency ratio and growing market share within our core Hawaii market. In connection with improving our efficiency ratio, we have completed several initiatives, including (i) outsourcing the data center and hardware for our core information technology system and items processing function to Fiserv, which is our existing core software application provider; (ii) consolidating our two Waikiki branches into one; and (iii) deploying an automated teller, sales and service platform at all of our 36 branches. Additionally, we have begun designing, developing, and implementing new data warehouse and customer relationship management programs.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At September 30, 2015, we had an Allowance of $66.6 million, compared to $74.0 million at December 31, 2014.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of September 30, 2015, the Company did not have a specific reserve, compared to $1.5 million of the total Allowance at December 31, 2014.

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

As economic conditions continued to improve and stabilize, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believed this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period are weighted to place more emphasis on recent loss experience. At September 30, 2015, the look-back period for loans secured by real estate includes 23 quarters of historical loss experience.

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

Loan Segment	Proxy - Moody’s Loss Rate
Commercial, Financial and Agricultural	Maximum of Last 5 Yrs’ Annual Corporate Bond Loss Rate
Construction	Cumulative 2-Yr U.S. CMBS Loss Rate
Commercial Mortgage	Cumulative 2-Yr U.S. CMBS Loss Rate
Residential Mortgage	Cumulative 2-Yr U.S. RMBS/HEL Loss Rate
Consumer	1-Yr U.S. ABS excl. HEL Loss Rate
Leases	Maximum of Last 5 Yrs’ Annual Corporate Bond Loss Rate

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

The second component of the economic/market factor, unemployment, is derived by comparing the current quarter unemployment rate, reported by the U.S. Bureau of Labor Statistics, to its ten year historical average. A constant scaling factor is applied to the difference between the current rate and the historical average in order to smooth significant period-to-period fluctuations. The result is utilized as the unemployment component of the economic factor. The personal income factor and unemployment factor are added together to determine each region’s total economic/market adjustment factor. Management reviews the results of the qualitative adjustment factors to ensure it is consistent with the trends in the overall economy, and from time to time may make adjustments, if necessary, to ensure directional consistency.

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

The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of September 30, 2015, this general allowance represented $63.1 million of the total Allowance, compared to $68.5 million at December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, an unallocated estimate of $3.5 million and $4.0 million, respectively, was based on the Company’s recognition of domestic (U.S. mainland) and international events that pose heightened volatility in the isolated Hawaii market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on two key drivers of the Hawaii economy: tourism and Federal spending.

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

Reserve for Unfunded Loan Commitments

Our process for determining the reserve for unfunded loan commitments is consistent with our process for determining the Allowance and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities on our consolidated balance sheets. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense. As of September 30, 2015 and December 31, 2014, our reserve for unfunded loan commitments totaled $1.7 million.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At September 30, 2015 and December 31, 2014, all of our loans held for sale were Hawaii residential mortgage loans.

Reserve for Residential Mortgage Loan Repurchase Losses

We sell residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to other operating expense in our consolidated statements of operation. At September 30, 2015 and December 31, 2014, this reserve totaled $1.0 million and $2.7 million, respectively, and is included in other liabilities on our consolidated balance sheets.

The repurchase reserve is applicable to loans we originated and sold with representations and warranties, which is representative of the entire sold portfolio. Originations for agency and non-agency for vintages 2005 through September 30, 2015 were approximately $4.9 billion and $4.5 billion, respectively. Representations and warranties relating to borrower fraud generally are enforceable for the life of the loan, whereas early payment default clauses generally expire after 90 days, depending on the sales contract. We estimate that loans outstanding and sold that have early payment default clauses as of September 30, 2015 approximate $85.2 million.

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

Loans repurchased and make-whole demands during the three and nine months ended September 30, 2015 totaled approximately $0.8 million and $2.0 million, respectively. In 2012, additional reserves were established as an unallocated component in recognition of the emergence of make-whole demands. The establishment of an unallocated component considers anticipated future losses and our lack of historical experience with make-whole demands. Over recent periods, we have experienced stabilization in the number and dollar amount of make-whole demands. As a result, in the third quarter of 2015, we eliminated the unallocated component of the repurchase reserve. As we gain more historical experience, there may be further adjustments to the repurchase reserve. Repurchase activity by vintage and investor type are depicted in the table below.

Repurchase Demands, Appeals, Repurchased and Pending Resolution [1]
Nine Months Ended September 30, 2015

	Government Sponsored Entities				Non-GSE Investors
Vintage	Repurchase Demands	Appealed	Repurchased	Pending Resolution	Repurchase Demands	Appealed	Repurchased	Pending Resolution
2005 and prior	—	—	—	—	1	—	1	—
2006	—	—	—	—	3	1	2	—
2007	—	—	—	—	4	4	—	—
2008	—	—	—	—	—	—	—	—
2009	1	1	—	—	—	—	—	—
2010	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—
2013	1	—	1	—	—	—	—	—
2014	3	—	3	—	—	—	—	—
2015	1	1	—	—	—			—
Total	6	2	4	—	8	5	3	—

[1] Based on repurchase requests received between January 1, 2015 and September 30, 2015.

The reserve for residential mortgage loan repurchase losses of $1.0 million at September 30, 2015 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. This represents a $1.7 million decrease from December 31, 2014, which was primarily due to the elimination of the unallocated component of the repurchase reserve noted above. The table below shows changes in the repurchase losses liability for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,591	$2,929	$2,685	$2,949
Change in estimate	(1,585)	234	(1,458)	542
Utilizations	(23)	(101)	(244)	(429)
Balance, end of period	$983	$3,062	$983	$3,062

We believe that our capacity to estimate repurchase losses is improving as we record additional experience and could affect the level of the repurchase reserve. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process, thus requiring considerable management judgment. To the extent that future investor repurchase demand and appeals success differ from past experience, we could have increased demands and increased loss severities on repurchases, causing future changes to the repurchase reserve.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets (“DTAs”) and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings. In the third quarter of 2009, we established a full valuation allowance against our net DTAs. See “-

Results of Operations - Income Taxes” below. The quarter ended March 31, 2013 marked our ninth consecutive quarter of profitability. Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios and the expectation of continued profitability, the Company determined that it was more likely than not that our net DTA would be realized. As a result, in the first quarter of 2013, the Company reversed a significant portion of the valuation allowance. As of September 30, 2015, given our nineteen consecutive quarters of profitability, significant improvement in our asset quality, and well capitalized position, we continue to believe that it is more likely than not that our net DTA will be realized.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company’s reporting period beginning on January 1, 2016. As of September 30, 2015 and December 31, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Financial Summary

Net income for the three months ended September 30, 2015 was $12.2 million, or $0.38 per diluted share, compared to $8.2 million, or $0.23 per diluted share for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $34.9 million, or $1.06 per diluted share, compared to $27.2 million, or $0.71 per diluted share for the nine months ended September 30, 2014.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated. Average tangible equity is calculated as average shareholders’ equity less average intangible assets, which excludes mortgage servicing rights. Average intangible assets were $8.4 million and $9.1 million for the three and nine months ended September 30, 2015, respectively, compared to $11.1 million and $11.8 million for the comparable prior year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Return on average assets	0.98%	0.69%	0.94%	0.76%
Return on average shareholders’ equity	9.91	5.78	8.98	6.01
Return on average tangible equity	10.08	5.90	9.14	6.13
Basic earnings per common share	$0.39	$0.23	$1.07	$0.72
Diluted earnings per common share	0.38	0.23	1.06	0.71

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

In its third quarter of 2015 report, the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects Hawaii's economy will have higher growth rates for 2015 and 2016. DBEDT projects Hawaii's economy growth rate to be 1.9% and 2.3% for 2015 and 2016, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 3.4% in September 2015, compared to 4.2% in September 2014. In addition, Hawaii’s unemployment rate in September 2015 remained below the national seasonally adjusted unemployment rate of 5.1%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be at 4.0% in 2015 while the national unemployment rate is projected to be at 5.4% in 2015. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate will further decrease to 3.7% in 2016.

While the labor market condition continues to improve, visitor arrivals and spending have stabilized. According to the Hawaii Tourism Authority (“HTA”), 5.8 million visitors visited the state in the eight months ended August 31, 2015. This was an increase of 4.1% from the number of visitor arrivals in the eight months ended August 31, 2014. Total spending by visitors, increased to $10.3 billion in the eight months ended August 31, 2015, an increase of $305.4 million, or 3.1%, from the eight months ended August 31, 2014. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 4.3% and 3.8% in 2015, respectively, and increase by 1.6% and 3.5% in 2016, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 4.9% for single-family homes and 5.1% for condominiums for the nine months ended September 30, 2015 compared to the same time period last year. The median sales price for single-family homes on Oahu for the nine months ended September 30, 2015 was $696,000, representing an increase of 4.0% from $669,500 in the same prior year period. The median sales price for condominiums on Oahu for the nine months ended September 30, 2015 was $355,000, representing an increase of 1.4% from $350,000 in the same prior year period. We believe the Hawaii real estate market will continue to show improvements during the remainder of 2015, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2015 and 2014 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2015			2014
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$10,277	0.23%	6	$14,128	0.25%	9
Taxable investment securities (1)	1,345,120	2.46	8,269	1,267,621	2.45	7,752
Tax-exempt investment securities (1)	175,340	3.54	1,551	178,488	3.45	1,541
Loans and leases, including loans held for sale (2)	3,070,384	3.91	30,148	2,848,983	3.96	28,364
Federal Home Loan Bank stock	10,113	4.20	11	44,888	0.10	12
Total interest earning assets	4,611,234	3.46	39,985	4,354,108	3.45	37,678
Nonearning assets	362,920			391,406
Total assets	$4,974,154			$4,745,514

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$803,682	0.05%	104	$786,078	0.05%	96
Savings and money market deposits	1,277,480	0.07	230	1,225,969	0.07	225
Time deposits under $100,000	223,550	0.36	203	252,848	0.44	280
Time deposits $100,000 and over	842,362	0.17	365	797,410	0.17	349
Short-term borrowings	106,625	0.27	73	12,924	0.30	10
Long-term debt	92,785	2.83	662	92,787	2.77	647
Total interest-bearing liabilities	3,346,484	0.19	1,637	3,168,016	0.20	1,607
Noninterest-bearing deposits	1,094,969			942,361
Other liabilities	40,018			66,019
Total liabilities	4,481,471			4,176,396
Shareholders’ equity	492,683			569,118
Non-controlling interests	—			—
Total equity	492,683			569,118
Total liabilities and equity	$4,974,154			$4,745,514

Net interest income			38,348			36,071

Net interest margin		3.31%			3.30%

	Nine Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$15,133	0.24%	$28	$12,832	0.25%	$24
Taxable investment securities (1)	1,338,836	2.46	24,713	1,377,840	2.49	25,726
Tax-exempt investment securities (1)	176,335	3.51	4,640	178,369	3.45	4,609
Loans and leases, including loans held for sale (2)	3,002,785	3.93	88,322	2,759,928	4.03	83,287
Federal Home Loan Bank stock	28,532	0.19	40	45,473	0.10	35
Total interest earning assets	4,561,621	3.45	117,743	4,374,442	3.47	113,681
Nonearning assets	375,914			380,154
Total assets	$4,937,535			$4,754,596

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$801,304	0.05%	$298	$755,302	0.05%	$277
Savings and money market deposits	1,261,534	0.07	678	1,221,100	0.07	672
Time deposits under $100,000	230,354	0.37	637	257,727	0.42	808
Time deposits $100,000 and over	841,876	0.16	1,028	819,744	0.17	1,072
Short-term borrowings	95,759	0.27	195	37,989	0.29	82
Long-term debt	92,785	2.81	1,949	92,792	2.77	1,923
Total interest-bearing liabilities	3,323,612	0.19	4,785	3,184,654	0.20	4,834
Noninterest-bearing deposits	1,053,398			913,879
Other liabilities	41,616			52,848
Total liabilities	4,418,626			4,151,381
Shareholders’ equity	518,909			603,195
Non-controlling interests	—			20
Total equity	518,909			603,215
Total liabilities and equity	$4,937,535			$4,754,596

Net interest income			$112,958			$108,847

Net interest margin		3.31%			3.32%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $38.3 million for the third quarter of 2015, representing an increase of 6.3% from $36.1 million in the third quarter of 2014. The increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase was a decline in average yields earned on our loans and leases of 5 basis points (“bp”).

Average yields earned on our interest-earning assets during the third quarter of 2015 increased by 1 bp from the third quarter of 2014. Average rates paid on our interest-bearing liabilities declined by 1 bp in the third quarter of 2015 from the third quarter of 2014.

For the nine months ended September 30, 2015, net interest income (expressed on a taxable-equivalent basis) was $113.0 million, representing an increase of 3.8% from $108.8 million in the same prior year period. The increase in the nine months ended September 30, 2015 compared to the same prior year period was primarily attributable to a significant increase in average loans and leases balances. Offsetting this increase was a decrease in average taxable investment securities balances and declines in average yields earned on our loans and leases and taxable investment securities of 10 bp and 3 bp, respectively.

Average yields earned on our interest-earning assets during the nine months ended September 30, 2015 declined by 2 bp from the same prior year period. Average rates paid on our interest-bearing liabilities declined by 1 bp in the nine months ended September 30, 2015 from the same prior year period.

Interest Income

Taxable-equivalent interest income was $40.0 million for the third quarter of 2015, representing an increase of 6.1% from $37.7 million in the third quarter of 2014. The increase was primarily attributable to a significant increase in average loans and leases and taxable investment securities portfolios, partially offset by a decrease in average yields earned on our loans and leases. Average loans and leases and taxable investment securities increased by $221.4 million and $77.5 million, respectively, compared to the third quarter of 2014, accounting for approximately $2.2 million and $0.5 million of the current quarter’s increase in interest income, respectively. Average yields earned on loans and leases, however, decreased by 5 bp in the current quarter, lowering interest income by approximately $0.4 million.

For the nine months ended September 30, 2015, taxable-equivalent interest income was $117.7 million, representing an increase of 3.6% from $113.7 million in the same prior year period. The increase was primarily attributable to a significant increase in average loans and leases, partially offset by a decrease in average taxable investment securities and decreases in average yields earned on our loans and leases and taxable investment securities. Average loans and leases increased by $242.9 million compared to the same prior year period, accounting for approximately $7.3 million of the current period’s increase in interest income. Average taxable investment securities, however, decreased by $39.0 million, resulting in a decrease in interest income of $0.7 million. In addition, average yields earned on loans and leases and taxable investment securities, decreased by 10 bp and 3 bp, respectively, in the nine months ended September 30, 2015, lowering interest income by approximately $2.1 million and $0.3 million, respectively.

Interest Expense

Interest expense for the third quarter of 2015 was $1.6 million, representing an increase of 1.9% from the third quarter of 2014. The increase was primarily attributable a $93.7 million increase in average short-term borrowings, which increased interest expense by $0.1 million.

For the nine months ended September 30, 2015, interest expense was $4.8 million, representing a decrease of 1.0% from the same prior year period. The decrease was primarily attributable to the 1 bp and 5 bp declines in average rates paid on our time deposits greater than and less than $100,000, respectively, and a decrease in average time deposits less than $100,000 of $27.4 million. These decreases were partially offset by an increase in average short-term borrowings of $57.8 million.

Net Interest Margin

Our net interest margin was 3.31% for the third quarter of 2015, compared to 3.30% for the third quarter of 2014 and reflects the decline of 5 bp in average yields earned on loans and leases.

For the nine months ended September 30, 2015, our net interest margin was 3.31%, compared to 3.32% for the same prior year period and reflects declines of 10 bp and 3 bp in average yields earned on loans and leases and taxable investment securities, respectively.

The contraction in our net interest margin in the nine months ended September 30, 2015 from the same prior year period is attributable to the prevailing low interest rate environment. The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the nine months ended September 30, 2015. We continue to expect the target Fed Funds rate to remain low through the remainder of 2015, as longer-term inflation expectations have remained stable.

Provision for Loan and Lease Losses

Our Provision was a credit of $3.6 million during the third quarter of 2015, compared to a credit of $1.7 million in the third quarter of 2014. Our net recoveries were $3.4 million during the third quarter of 2015, compared to net recoveries of $1.0 million in the third quarter of 2014.

Our Provision was a credit of $13.7 million during the nine months ended September 30, 2015, compared to a credit of $1.0 million in the comparable prior year period. Our net recoveries were $6.3 million during the nine months ended September 30, 2015, compared to net recoveries of $0.1 million in the comparable prior year period.

The credit to the provision for loan and lease losses in the three and nine months ended September 30, 2015 was primarily attributable to improving trends in credit quality. Nonperforming assets as of September 30, 2015 decreased by $18.1 million and $28.0 million from June 30, 2015 and December 31, 2014 respectively. Additionally, we had net recoveries of $3.4 million and $6.3 million in the three and nine months ended September 30, 2015, respectively.

Other Operating Income

The following table sets forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	Dollar Change	Percent Change
Service charges on deposit accounts	$1,947	$2,070	$(123)	-5.9%
Loan servicing fees	1,407	1,446	(39)	-2.7%
Other service charges and fees	2,803	2,886	(83)	-2.9%
Income from fiduciary activities	854	797	57	7.2%
Equity in earnings of unconsolidated subsidiaries	165	11	154	1,400.0%
Fees on foreign exchange	126	118	8	6.8%
Income from bank-owned life insurance	434	810	(376)	-46.4%
Loan placement fees	202	35	167	477.1%
Net gain on sales of residential loans	1,551	1,685	(134)	-8.0%
Net gain on sales of foreclosed assets	252	218	34	15.6%
Other:
Income recovered on nonaccrual loans previously charged-off	262	494	(232)	-47.0%
Other recoveries	244	566	(322)	-56.9%
Net unrealized gains (losses) on loans-held-for-sale and interest rate locks	(646)	66	(712)	-1,078.8%
Commissions on sale of checks	86	83	3	3.6%
Other	142	178	(36)	-20.2%
Total other operating income	$9,829	$11,463	$(1,634)	-14.3%

	Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	Dollar Change	Percent Change
Service charges on deposit accounts	$5,830	$6,052	$(222)	-3.7%
Loan servicing fees	4,257	4,338	(81)	-1.9%
Other service charges and fees	8,689	8,912	(223)	-2.5%
Income from fiduciary activities	2,518	2,687	(169)	-6.3%
Equity in earnings of unconsolidated subsidiaries	490	422	68	16.1%
Fees on foreign exchange	352	351	1	0.3%
Investment securities gains (losses)	(1,866)	240	(2,106)	-877.5%
Income from bank-owned life insurance	1,569	2,246	(677)	-30.1%
Loan placement fees	574	356	218	61.2%
Net gain on sales of residential loans	4,775	4,151	624	15.0%
Net gain on sales of foreclosed assets	379	962	(583)	-60.6%
Other:
Income recovered on nonaccrual loans previously charged-off	690	1,133	(443)	-39.1%
Other recoveries	533	605	(72)	-11.9%
Net unrealized gains (losses) on loans-held-for-sale and interest rate locks	(378)	419	(797)	-190.2%
Commissions on sale of checks	246	253	(7)	-2.8%
Other	485	484	1	0.2%
Total other operating income	$29,143	$33,611	$(4,468)	-13.3%

Total other operating income of $9.8 million for the third quarter of 2015 decreased by $1.6 million, or 14.3%, from the third quarter of 2014. The decrease from the third quarter of 2014 was primarily due to net unrealized losses on loans held for sale and interest rate locks of $0.6 million recorded in the third quarter of 2015 compared to net unrealized gains of $0.1 million recorded in the third quarter of 2014. In addition, we recorded lower income from bank-owned life insurance of $0.4 million, lower other recoveries of $0.3 million, and lower income recovered on nonaccrual loans previously charged-off of $0.2 million.

For the nine months ended September 30, 2015, total other operating income of $29.1 million decreased by $4.5 million, or 13.3%, from the comparable prior year period. The decrease from the comparable prior year period was primarily due to investment securities losses of $1.9 million recorded in the nine months ended September 30, 2015 compared to investment securities gains of $0.2 million recorded in the comparable prior year period. In addition, we recorded net unrealized losses on loans held for sale and interest rate locks of $0.4 million in the nine months ended September 30, 2015 compared to net unrealized gains of $0.4 million recorded in the comparable prior year period. We also recorded lower income from bank-owned life insurance of $0.7 million, lower net gains on sale of foreclosed assets of $0.6 million, and lower income recovered on nonaccrual loans previously charged-off of $0.4 million. These decreases were partially offset by higher net gains on sales of residential mortgage loans of $0.6 million.

Other Operating Expense

The following table sets forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	Dollar Change	Percent Change
Salaries and employee benefits	$17,193	$16,552	$641	3.9%
Net occupancy	3,547	4,051	(504)	-12.4%
Equipment	775	953	(178)	-18.7%
Amortization of other intangible assets	1,683	1,328	355	26.7%
Communication expense	895	925	(30)	-3.2%
Legal and professional services	1,808	1,786	22	1.2%
Computer software expense	2,286	1,659	627	37.8%
Advertising expense	502	673	(171)	-25.4%
Foreclosed asset expense	3	1,355	(1,352)	-99.8%
Other:
Charitable contributions	179	199	(20)	-10.1%
FDIC insurance assessment	685	716	(31)	-4.3%
Miscellaneous loan expenses	314	271	43	15.9%
ATM and debit card expenses	365	286	79	27.6%
Amortization of investments in low-income housing tax credit partnerships	258	307	(49)	-16.0%
Armored car expenses	213	209	4	1.9%
Entertainment and promotions	191	200	(9)	-4.5%
Stationery and supplies	381	240	141	58.8%
Directors’ fees and expenses	156	112	44	39.3%
Provision (credit) for residential mortgage loan repurchase losses	(883)	234	(1,117)	-477.4%
Increase to the reserve for unfunded commitments	255	296	(41)	-13.9%
Other	1,369	2,894	(1,525)	-52.7%
Total other operating expense	$32,175	$35,246	$(3,071)	-8.7%

	Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	Dollar Change	Percent Change
Salaries and employee benefits	$49,534	$50,536	$(1,002)	-2.0%
Net occupancy	10,451	11,375	(924)	-8.1%
Equipment	2,617	2,694	(77)	-2.9%
Amortization of other intangible assets	5,347	3,886	1,461	37.6%
Communication expense	2,661	2,693	(32)	-1.2%
Legal and professional services	5,669	5,826	(157)	-2.7%
Computer software expense	6,764	4,592	2,172	47.3%
Advertising expense	1,586	2,037	(451)	-22.1%
Foreclosed asset expense	332	1,443	(1,111)	-77.0%
Other:
Charitable contributions	2,456	462	1,994	431.6%
FDIC insurance assessment	2,084	2,118	(34)	-1.6%
Miscellaneous loan expenses	1,023	764	259	33.9%
ATM and debit card expenses	1,131	1,199	(68)	-5.7%
Amortization of investments in low-income housing tax credit partnerships	820	1,065	(245)	-23.0%
Armored car expenses	642	649	(7)	-1.1%
Entertainment and promotions	654	632	22	3.5%
Stationery and supplies	796	779	17	2.2%
Directors’ fees and expenses	561	682	(121)	-17.7%
Provision (credit) for residential mortgage loan repurchase losses	(756)	542	(1,298)	-239.5%
Decrease to the reserve for unfunded commitments	(48)	(373)	325	-87.1%
Other	4,327	6,463	(2,136)	-33.0%
Total other operating expense	$98,651	$100,064	$(1,413)	-1.4%

Total other operating expense for the third quarter of 2015 was $32.2 million and decreased by $3.1 million, or 8.7%, from $35.2 million in the third quarter of 2014. Other operating expenses in the third quarter of 2014 included $1.3 million in costs related to the consolidation and relocation of our two Waikiki branches (included in other). The decrease from the third quarter of 2014 was also attributable to lower foreclosed asset expenses of $1.4 million and a credit to the reserve for residential mortgage loan repurchase losses of $0.9 million recorded in the third quarter of 2015 compared to an increase to the reserve of $0.2 million recorded in the third quarter of 2014.

For the nine months ended September 30, 2015, total other operating expense was $98.7 million and decreased by $1.4 million, or 1.4%, from $100.1 million in the comparable prior year period. The decrease from the comparable prior year period was primarily attributable to the aforementioned costs related to the consolidation and relocation of our Waikiki branches recorded in the third quarter of 2014 (included in other), lower foreclosed asset expenses of $1.1 million, and lower salaries and employee benefits of $1.0 million. In addition, we recorded a credit to the reserve for residential mortgage loan repurchase losses of $0.8 million in the nine months ended September 30, 2015 compared to an increase to the reserve of $0.5 million recorded in the comparable prior year period. These decreases were partially offset by higher computer software expense of $2.2 million, higher charitable contributions of $2.0 million, and higher amortization of other intangible assets of $1.5 million.

The higher charitable contributions in the nine months ended September 30, 2015 was primarily attributable to a $2.0 million contribution to the Central Pacific Bank Foundation in the second quarter of 2015. The lower salaries and employee benefits in the nine months ended September 30, 2015 reflects a $2.4 million one-time reversal of an accrual for a former executive officer’s retirement benefits recorded in the second quarter of 2015, offset by higher incentive compensation plan expenses of $1.7 million.

Income Taxes

In the third quarter of 2015, the Company recorded income tax expense of $6.9 million compared to $5.2 million in the third quarter of 2014. The effective tax rate for the third quarter of 2015 was 36.11% compared to 38.91% in the third quarter of 2014.

Income tax expense in the third quarter of 2014 included a 2013 income tax return true-up adjustment of $0.9 million, which primarily related to a premium paid on the repurchase of preferred stock of our two real estate investment trust subsidiaries in the third quarter of 2013.

For the nine months ended September 30, 2015, the Company recorded income tax expense of $20.6 million compared to $14.6 million in the same prior year period. The effective tax rate for the nine months ended September 30, 2015 was 37.10% compared to 34.99% in the same prior year period.

Income tax expense and the effective tax rate increased in the nine months ended September 30, 2015 due to an increase in operating income. Additionally, income tax expense and the effective tax rate in the nine months ended September 30, 2015 was impacted by $0.6 million in additional state income tax expense recorded in the second quarter of 2015 resulting from the reduction in deferred tax liabilities related to the redemption of Federal Home Loan Bank of Des Moines membership stock in June 2015.

The remaining valuation allowance on our net DTA totaled $2.8 million at September 30, 2015 and December 31, 2014. Net of this valuation allowance, the Company’s net DTA totaled $84.2 million at September 30, 2015 compared to a net DTA of $104.4 million as of December 31, 2014, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at September 30, 2015 of $5.02 billion increased by $168.8 million from $4.85 billion at December 31, 2014.

Investment Securities

Investment securities of $1.53 billion at September 30, 2015 increased by $59.8 million, or 4.1%, from December 31, 2014. In the second quarter of 2015, $119.4 million in available-for-sale securities were sold as part of an investment portfolio repositioning designed to improve profitability. Investment securities sold in the second quarter had a weighted average life of 4.4 years, average yield of 1.35% and resulted in a loss of $1.9 million. Proceeds from the sale were immediately reinvested back into the investment portfolio, purchasing $120.6 million in mortgage-backed securities with a weighted average life of 7.6 years and an average yield of 2.71%.

Loans and Leases

Loans and leases, net of deferred income/costs, of $3.10 billion at September 30, 2015 increased by $169.3 million, or 5.8%, from December 31, 2014. The increase was due to an increase in the residential mortgage, commercial, financial and agricultural, commercial mortgage, and consumer loan portfolios of $103.0 million, $42.8 million, $33.7 million, and $31.0 million, respectively, offset by a decrease in the construction loan and leases portfolios of $39.2 million and $2.0 million, respectively. The net increase in the portfolio is partially offset by loan charge-offs totaling $9.1 million, as well as the transfer of two portfolio loans to a single borrower, with a carrying value of $6.6 million, to the held-for-sale category. In addition, we foreclosed on seven portfolio loans with a carrying value of $2.1 million.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	September 30, 2015	December 31, 2014
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$3,056	$13,007
Real estate:
Construction	—	310
Mortgage - residential	6,301	13,048
Mortgage - commercial	2,731	12,722
Total nonaccrual loans	12,088	39,087

Other real estate:
Real estate:
Construction	—	747
Mortgage - residential	1,913	2,201
Mortgage - commercial	—	—
Other real estate	1,913	2,948
Total nonperforming assets	14,001	42,035

Accruing Loans Delinquent for 90 Days or More
Consumer	130	77
Total accruing loans delinquent for 90 days or more	130	77

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	327	361
Real estate:
Construction	841	892
Mortgage - residential	17,592	17,845
Mortgage - commercial	2,253	10,405
Total restructured loans still accruing interest	21,013	29,503

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$35,144	$71,615

Ratio of nonaccrual loans to total loans and leases	0.39%	1.33%

Ratio of nonperforming assets to total loans and leases and other real estate	0.45%	1.43%

Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and other real estate	0.46%	1.43%

Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and other real estate	1.13%	2.44%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2014	$42,035
Additions	8,871
Reductions:
Payments	(9,125)
Return to accrual status	(11,270)
Sales of nonperforming assets	(13,236)
Charge-offs and/or valuation adjustments	(3,274)
Total reductions	(36,905)
Balance at September 30, 2015	$14,001

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $14.0 million at September 30, 2015, compared to $42.0 million at December 31, 2014. There were no nonperforming loans classified as held for sale at September 30, 2015 and December 31, 2014. The decrease in nonperforming assets from December 31, 2014 was attributable to $13.2 million in sales of nonperforming assets, $11.3 million in loans restored to accrual status, $9.1 million in repayments, and $3.3 million in net charge-offs of nonaccrual loans and valuation adjustments of other real estate, partially offset by $8.9 million in gross additions.

Net changes to nonperforming assets by category included net decreases in U.S. Mainland commercial, financial and agricultural assets of $10.1 million, Hawaii commercial mortgage assets of $8.3 million, Hawaii residential mortgage assets of $7.0 million, U.S. Mainland commercial mortgage assets of $1.6 million, and Hawaii construction assets of $1.1 million. These decreases were offset by a net increase in Hawaii commercial, financial and agricultural assets of $0.2 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2015 consisted of 24 Hawaii residential mortgage loans with a combined principal balance of $3.7 million and two Hawaii commercial loans with a combined principal balance of $0.8 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $21.0 million of TDRs still accruing interest at September 30, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Allowance for Loan and Lease Losses
Balance at beginning of period	$66,924	$83,599	$74,040	$83,820

Provision (credit) for loan and lease losses	(3,647)	(1,722)	(13,713)	(1,043)

Charge-offs:
Commercial, financial and agricultural	170	471	5,104	2,142
Real estate:
Construction	—	—	—	—
Mortgage-residential	46	—	110	139
Mortgage-commercial	—	—	—	1,041
Consumer	874	928	3,929	2,063
Leases	—	—	—	8
Total charge-offs	1,090	1,399	9,143	5,393

Recoveries:
Commercial, financial and agricultural	504	789	4,377	1,973
Real estate:
Construction	283	1,100	870	1,844
Mortgage-residential	196	244	2,081	867
Mortgage-commercial	3,130	14	6,705	40
Consumer	317	212	1,400	724
Leases	27	1	27	6
Total recoveries	4,457	2,360	15,460	5,454

Net recoveries	(3,367)	(961)	(6,317)	(61)

Balance at end of period	$66,644	$82,838	$66,644	$82,838

Annualized ratio of net recoveries to average loans and leases	(0.44)%	(0.13)%	(0.28)%	—%

Our Allowance at September 30, 2015 totaled $66.6 million compared to $74.0 million at December 31, 2014. The decrease in our Allowance during the nine months ended September 30, 2015, was a direct result of a credit to the Provision of $13.7 million, offset by $6.3 million in net loan recoveries.

Our Allowance as a percentage of total loans and leases decreased from 2.53% at December 31, 2014 to 2.15% at September 30, 2015. Our Allowance as a percentage of nonperforming assets increased from 176.14% at December 31, 2014 to 475.99% at September 30, 2015.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). FHLB membership stock of $12.0 million at September 30, 2015 decreased by $31.9 million, or 72.58%, from the FHLB membership stock balance at December 31, 2014. During the three and nine months ended September 30, 2015, we received net proceeds of $0.1 million and $31.9 million, respectively, from redemptions of excess FHLB membership stock at par value of $100 per share.

Deposits

Total deposits of $4.23 billion at September 30, 2015 reflected an increase of $120.2 million, or 2.9%, from total deposits of $4.11 billion at December 31, 2014. The increase was primarily attributable to net increases in noninterest-bearing demand deposits, savings and money market deposits, and time deposits of $78.6 million, $40.9 million, and $3.0 million, respectively, offset by a net decrease in interest-bearing demand deposits of $2.3 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.40 billion at September 30, 2015 and increased by $95.2 million, or 2.9%, from December 31, 2014.

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

Common Stock

Shareholders’ equity totaled $503.3 million at September 30, 2015, compared to $568.0 million at December 31, 2014. The decrease in total shareholders’ equity was attributable to the repurchase of 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, under our repurchase program, cash dividends paid of $11.7 million, and other comprehensive income of $3.9 million, partially offset by net income of $34.9 million in the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we repurchased approximately 11.7% of our common stock outstanding as of December 31, 2014.

Holding Company Capital Resources

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2015, the bank had Statutory Retained Earnings of $61.7 million. On October 28, 2015, the Company’s Board of Directors declared a cash dividend of $0.14 per share, a 16.7% increase from the $0.12 per share in the third quarter of 2015, on the Company’s outstanding common stock. In addition, the Board of Directors approved a special cash dividend of $0.32 per common share.
The quarterly cash dividend and special cash dividend are payable on December 15, 2015 to shareholders of record at the close of business on November 30, 2015.

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

On August 3, 2015, the Company, the Selling Shareholders, and the Underwriter and UBS Investment Bank ("UBS") entered into a final underwriting agreement (the "August 2015 Underwriting Agreement") pursuant to which the Selling Shareholders sold their aggregate remaining interest in the Company of 5,538,624 shares of CPF common stock to the Underwriter and UBS at a price of $22.11 per common share for a total of approximately $122.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company.

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”). Repurchases under the CPF Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. Since the second quarter of 2014, we have repurchased 4,980,435 shares of common stock at an aggregate cost of $109.8 million, excluding fees and expenses, under this program. A total of $20.2 million remained available for repurchase under the CPF Repurchase Plan at September 30, 2015. However, in an effort to further protect the Company from experiencing an ownership change, the Company does not intend to repurchase any additional shares under the CPF Repurchase Plan during the remainder of 2015. We currently expect to reestablish our share repurchase program in the first quarter of 2016.

As of September 30, 2015, on a stand-alone basis, CPF had an available cash balance of approximately $16.2 million in order to meet its ongoing obligations.

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

In April 2014 the FRB adopted as final its Basel III interim final rule (“Basel III”) intended to improve both the quality and quantity of capital for institutions supervised by the FDIC. Basel III implemented a revised definition of regulatory capital, added a new common equity tier 1 (CET1) risk-based capital requirement, increased the minimum tier 1 capital requirement and amended the methodologies for determining risk-weighted assets. Basel III became effective for the Company on January 1, 2015. A new capital conservation buffer comprised of CET1 will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase when fully phased-in up to 2.5% in 2019.

The Company’s and the bank’s leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2015 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2015:
Leverage capital	$533,984	10.9%	$196,503	4.0%	$245,629	5.0%
Tier 1 risk-based capital	533,984	15.0	213,601	6.0	284,801	8.0
Total risk-based capital	579,182	16.3	284,801	8.0	356,002	10.0
CET1 risk-based capital	474,169	13.3	160,201	4.5	231,401	6.5

At December 31, 2014:
Leverage capital	$562,063	12.0%	$186,922	4.0%	$233,652	5.0%
Tier 1 risk-based capital	562,063	17.0	132,475	4.0	198,712	6.0
Total risk-based capital	603,939	18.2	264,949	8.0	331,187	10.0

Central Pacific Bank
At September 30, 2015:
Leverage capital	$515,625	10.5%	$196,201	4.0%	$245,252	5.0%
Tier 1 risk-based capital	515,625	14.5	213,205	6.0	284,273	8.0
Total risk-based capital	560,569	15.8	284,273	8.0	355,342	10.0
CET1 risk-based capital	515,625	14.5	159,904	4.5	230,972	6.5

At December 31, 2014:
Leverage capital	$540,276	11.6%	$186,828	4.0%	$233,535	5.0%
Tier 1 risk-based capital	540,276	16.3	132,376	4.0	198,564	6.0
Total risk-based capital	582,068	17.6	264,752	8.0	330,940	10.0

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

The bank is a member of and maintained a $1.2 billion line of credit with the FHLB as of September 30, 2015. Short-term borrowings under this arrangement totaled $155.0 million at September 30, 2015, compared to $38.0 million at December 31, 2014, respectively. There were no long-term borrowings under this arrangement at September 30, 2015 and December 31, 2014. FHLB advances outstanding at September 30, 2015 were secured by unencumbered investment securities with a fair value of $0.7 million and certain real estate loans with a carrying value of $1.6 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2015, $1.0 billion was undrawn under this arrangement.

At September 30, 2015 and December 31, 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $44.2 million and $33.3 million, respectively. As of September 30, 2015 and December 31, 2014, certain commercial and commercial real estate loans with a carrying value totaling $91.8 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2015 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended September 30, 2015, 172,100 shares of common stock, at an aggregate cost of $4.0 million, excluding fees and expenses, were repurchased under this program as described in the table below. A total of $20.2 million remained available for repurchase under the program at September 30, 2015. However, in an effort to further protect the Company from experiencing an ownership change, the Company does not intend to repurchase any additional shares under the CPF Repurchase Plan during the remainder of 2015. We currently expect to reestablish our share repurchase program in the first quarter of 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
July 1-31, 2015	172,100	$23.29	172,100	$20,223,431
August 1-31, 2015	—	—	—	20,223,431
September 1-30, 2015	—	—	—	20,223,431
Total	172,100	$23.29	172,100	$20,223,431

(1)
Our Board of Directors (the “BOD”) first authorized the repurchase and retirement of up to $30 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”) on May 20, 2014. On January 28, 2015, the BOD increased the authorization under the CPF Repurchase Plan by $25 million. On March 24, 2015, the BOD increased the authorization by an additional $75 million. As of September 30, 2015, $20.2 million remained of the total $130 million total repurchase amount authorized by the BOD under the CPF Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 3, 2015	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date: November 3, 2015	/s/ David S. Morimoto
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